Form 10-K
period 2018-12-31
Blackstone / GSO Secured Lending Fund
filed 2019-03-18
CIK 1736035

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 814-01299

Blackstone / GSO Secured Lending Fund

(Exact name of Registrant as specified in its Charter)

Delaware	82-7020632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue, 31st Floor New York, New York	10154
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 503-2100

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common shares of beneficial interest, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      YES  ☐   NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐   NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒   NO  ☐

Indicate by check mark whether the Registrant has submitted electronically  every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit  such files).    YES  ☐   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒

As of December 31, 2018, there was no established public market for the registrant’s common stock.

The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of March 18, 2019 was 15,287,414.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Blackstone / GSO Secured Lending Fund (together, with its consolidated subsidiaries, the “Company,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our future operating results;
•	our business prospects and the prospects of the companies in which we may invest;
•	the impact of the investments that we expect to make;
•	our ability to raise sufficient capital to execute our investment strategy;
•	the ability of our portfolio companies to achieve their objectives;
•	our current and expected financing arrangement and investments;
•	changes in the general interest rate environment;
•	the adequacy of our cash resources, financing sources and working capital;
•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with the Adviser or any of their affiliates;
•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;
•	our use of financial leverage;
•	the ability of GSO Asset Management LLC (the “Adviser”) to source suitable investments for us and to monitor and administer our investments;
•	the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•	our ability to qualify for and maintain our qualification as a regulated investment company and as a business development company (“BDC”);
•	the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•	the effect of changes to tax legislation and our tax position; and
•	the tax status of the enterprises in which we may invest.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934 Act, as amended (the “1934 Act”).

PART I

Item 1. Business.

Our Company

Blackstone / GSO Secured Lending Fund was formed on March 26, 2018 as a Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the  Investment Company Act of 1940, as amended (together with the  rules and regulations promulgated thereunder, the “1940 Act”). In addition, for U.S. federal income tax purposes, we intend to elect to be treated as a regulated investment company (a “RIC”) under the Internal Revenue Code of  1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”). We are managed by our Adviser. GSO Capital Partners LP (the “Administrator” and, collectively with its affiliates in the credit-focused business of The Blackstone Group L.P., “GSO,” which, for the avoidance of doubt, excludes Harvest Fund Advisors LLC and Blackstone Insurance Solutions) provides the administrative services necessary for us to operate.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation.

Under normal market conditions, we expect to invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in secured debt investments (including investments that are secured by equity interests). We anticipate that our portfolio will be composed primarily of first lien senior secured and unitranche loans (including first out/last out loans), generally with total investment sizes less than $300 million, which criteria may change from time to time. To a lesser extent, we may also invest in second lien, third lien, unsecured or subordinated loans, generally with total investment sizes less than $100 million, which criteria may change from time to time, and other debt and equity securities. We do not expect to focus on investments in issuers that are distressed or in need of rescue financing. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other GSO funds.  As of December 31, 2018, based on fair value, our portfolio consisted of 98.84% first lien senior secured investments and unitranche loans and 1.16% second lien debt investments. All of our debt investments as of December 31, 2018 are floating rate in nature, all of which are subject to an interest rate floor. As of December 31, 2018 we had investments in 61 portfolio companies, with a weighted average investment size in each of our portfolio companies of approximately $8.9 million based on fair value.

We began our investment activities in November 2018. As of December 31, 2018, we had acquired $616.9 million aggregate principal amount of investments (including $54.7 million of unfunded commitments), $393.4 million of which were directly originated loans and anchor orders in syndicated loans and $223.5 million of which were broadly syndicated loans (including, in each case, investments made through warehousing arrangements).

We seek to distribute substantially all of our available earnings annually by making quarterly cash distributions.  We use leverage and intend to continue to use leverage for our investment activities. We intend to use leverage, which is permitted up to the maximum amount allowed by the 1940 Act (currently limited to a debt-to-equity ratio of 2:1), to enhance potential returns. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Borrowings.”

Our Investment Adviser

Our investment activities are managed by our Adviser, a subsidiary of GSO Capital Partners LP, the primary investment manager for GSO. The principal executive offices of our Adviser are located at 345 Park Avenue, 31st Floor New York, NY, 10154. Our Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.

In conducting our investment activities, we believe that we benefit from the significant scale and resources of GSO, including our Adviser and its affiliates, subject to the policies and procedures of The Blackstone Group L.P. (collectively with its affiliates as the context requires, “Blackstone”) regarding the management of conflicts of interest. In order to source transactions, the Adviser will utilize its significant access to transaction flow, along with its trading platform. The Adviser will seek to generate investment opportunities through direct origination channels as well as through syndicate and club deals. With respect to GSO’s origination channel, the global presence of GSO generates access to a substantial amount of directly originated transactions with what we believe to be attractive investment characteristics. With respect to syndicate and club deals (i.e., where a limited number of investors participate in a loan transaction), GSO has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. GSO employs a rigorous investment process and defensive investment approach to evaluate all potential opportunities with a focus on long-term credit performance and principal protection. The investment professionals employed by GSO have spent their careers developing the resources necessary to invest in private companies. Before undertaking an investment, the Adviser’s transaction team will conduct a thorough and rigorous due diligence review of the opportunity to ensure the company fits our investment strategy.

Our Adviser’s investment committee (the “Investment Committee”) is responsible for reviewing and approving our investment opportunities. The Adviser’s Investment Committee review process is consensus-driven, multi-step and iterative, and occurs in parallel with the diligence and structuring of investments. Others who participate in the Investment Committee process include the team responsible for conducting due diligence, others on the investing team and other senior members of GSO.  There are no representatives from other business groups of Blackstone involved in the Adviser’s Investment Committee process.

We will pay our Adviser a management fee at an annual rate of (i) prior to an Exchange Listing (defined below), 0.75%, and (ii) following an Exchange Listing, 1.0%, in each case of the average value of our gross assets at the end of the two most recently completed calendar quarters. We will also pay the Adviser incentive fees based on income and capital gains. See “—Investment Advisory Agreement.”

The members of the senior management and Investment Team of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. As a result, the Adviser, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated equipment funds. See “—Allocation of Investment Opportunities and Potential Conflicts of Interests” and “Item 1A. Risk Factors—Risks Related to the Adviser and Its Affiliates; Conflicts of Interest.”

Our Administrator

GSO Capital Partners LP, a Delaware limited partnership, serves as our Administrator. The principal executive offices of GSO Capital Partners LP are located at 345 Park Avenue, New York, New York 10154. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its sub-administrative services under a sub-administration agreement. See “—Administration Agreement.”

GSO

GSO is part of Blackstone’s credit-focused platform and is the primary part of its credit reporting segment. Blackstone’s alternative asset management business includes private equity funds, real estate funds, real estate investment trusts, funds of hedge funds, hedge funds, credit-focused funds, collateralized loan obligation vehicles, separately managed accounts and registered investment companies.

Blackstone’s business is generally organized into four segments: private equity, real estate, hedge fund solutions and credit. Through its different investment businesses, as of December 31, 2018, Blackstone had total assets under management of approximately $472 billion. As of December 31, 2018, GSO’s asset management operation had aggregate assets under management of approximately $100 billion across multiple strategies within the leveraged finance marketplace, including loans, high yield bonds, distressed and mezzanine debt and private equity, including hedge funds. GSO, through its affiliates, employed approximately 356 people in New York, London, Houston and Dublin as of December 31, 2018. As of December 31, 2018, GSO had a 82 person Performing Credit Investments team (excluding Bennett Goodman and Dwight Scott, GSO’s senior management) focused on the sourcing, structuring, execution management and realization of performing credit investments (which includes those professionals who focus primarily on direct lending investments).  GSO believes that the depth and breadth of its team provides it with a significant competitive advantage in sourcing product on a global basis, structuring transactions and actively managing investments in the portfolio.

Market Opportunity

We believe that there are and will continue to be significant investment opportunities in the targeted asset classes discussed below.

Attractive Opportunities in Senior Secured Loans

We believe that opportunities in senior secured loans are significant because of the variable rate structure of most senior secured debt issues and because of the strong defensive characteristics of this investment class. Given current market conditions, we believe that debt issues with variable interest rates may offer a superior return profile to fixed-rate securities, since variable interest rate structures are generally less susceptible to declines in value experienced by fixed-rate securities in a rising interest rate environment.

Senior secured debt provides strong defensive characteristics. Because this debt has priority in payment among an issuer’s security holders (i.e., holders are due to receive payment before junior creditors and equity holders), they carry the least potential risk among investments in the issuer’s capital structure. Further, these investments are secured by the issuer’s assets, which may be seized in the event of a default, if necessary. They generally also carry restrictive covenants aimed at ensuring repayment before junior creditors, such as most types of unsecured bondholders, and other security holders and preserving collateral to protect against credit deterioration.

Opportunity in Middle Market Private Companies

In addition to investing in senior secured loans generally, we believe that the market for lending to private companies, particularly middle market private companies within the United States, is underserved and presents a compelling investment opportunity. We believe that the following characteristics support our belief:

Large Target Market. Middle market companies represent a large and growing portion of the U.S. economy. According to the National Center for the Middle Market, there were nearly 200,000 middle market companies in the United States with annual revenues between $10 million and $1 billion, as of December 31, 2018. As of December 31, 2017, middle market companies represented $6.5 trillion of the U.S. gross domestic product and employed approximately 25% of the nation’s workforce, compared to less than 20% in 2011 (see Middle Market Power Index, Dun & Bradstreet (Jan. 2018); 4Q 2018 Middle Market Indicator, National Center for the Middle Market; Components of Value Added by Industry, Bureau of Economic Analysis (as of Nov. 2, 2017); All Countries GDP, The World Bank). Further, these middle market companies represent, we believe, a significant portion of the growth segment of the U.S. economy, with 7.9% of revenue growth in the past twelve months as of December 31, 2018 compared to 4.7% for S&P 500 companies, according to the National Center of the Middle Market, and often require substantial capital investment to grow their businesses. Middle market companies have generated a significant number of investment opportunities for investment programs advised by GSO and its affiliates over the past several years, and we believe that this market segment will continue to produce significant investment opportunities for us.

In addition, we believe the large amount of dry powder held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, to be $1.9 trillion as of December 2018, should continue to drive deal activity.

Limited Investment Competition. Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans has declined from 33.1% in 1995 to 3.9% in December 2018. In addition, due to bank consolidation, the number of banks has also rapidly declined, furthering the lack of supply in middle market lending. As of May 2018, there were approximately 5,000 banks in the U.S., which was only one-third of the number of banks in 1984, according to Federal Reserve Economic Data.

We also believe that lending and originating new loans to middle market companies, which are often private, generally requires a greater dedication of the lender’s time and resources compared to lending to larger companies, due in part to the smaller size of each investment and the often fragmented nature of information available from these companies. Further, we believe that many investment firms lack the breadth and scale necessary to identify investment opportunities, particularly in regards to directly originated investments in middle market companies, and thus attractive investment opportunities are often overlooked. In addition, middle market companies may require more active monitoring and participation on the lender’s part. We believe that many large financial organizations, which often have relatively high cost structures, are not suited to deal with these factors and instead emphasize services and transactions to larger corporate clients with a consequent reduction in the availability of financing to middle market companies.

Attractive Market Segment. We believe that the underserved nature of such a large segment of the market can at times create a significant opportunity for investment. In many environments, we believe that middle market companies are more likely to offer attractive economics in terms of transaction pricing, up-front and ongoing fees, prepayment penalties and security features in the form of stricter covenants and quality collateral than loans to larger companies. In addition, as compared to larger companies, middle market companies sometimes have simpler capital structures and carry less leverage, thus aiding the structuring and negotiation process and allowing us greater flexibility in structuring favorable transactions. We believe that these factors will result in advantageous conditions in which to pursue our investment objectives of generating current income and, to a lesser extent, long-term capital appreciation.

Competitive Strengths

GSO is a key player in the middle and upper-middle market direct lending space. GSO has experience scaling funds across its platform that invest throughout all parts of the capital structure. GSO strives to focus on transactions where it can differentiate itself from other providers of capital, targeting larger transactions and those where GSO can bring its expertise and experience in negotiating and structuring. We believe that GSO is one of the few investment management firms with the scale and platform to effectively manage a U.S. direct lending investment strategy, offering investors the following potential competitive strengths:

Scale of GSO Platform

We believe that the breadth and scale of GSO’s approximately $100 billion platform, as of December 31, 2018, gives GSO a distinct competitive advantage in sourcing proprietary investment opportunities and provides GSO with a differentiated capability to invest in large, complex opportunities. GSO covers over 1,220 corporate credits globally and has focused primarily on the non-investment grade corporate credit market for 13 years. GSO expects that in the current environment, in which committed capital from banks remains scarce (as tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured debt to middle market companies represented 12% of the overall middle market loan volume in 2018, down from nearly 20% in 2011), the ability to provide flexible, well-structured capital commitments in appropriate sizes will enable GSO to command more favorable terms for its investments. GSO believes that it occupies a differentiated position in the leveraged finance market, with investment activities that span a broad array of public and private market strategies. We believe this presence enables

GSO to identify opportunities early and select those investments that GSO believes offer the most attractive risk-adjusted return profile. In addition, when banks are facing difficulties in syndicating new issues, GSO’s ability to serve as a large “anchor” investor can help facilitate the successful completion of a transaction. We believe the depth of the experience of GSO’s senior management team, together with the wider resources of GSO’s team of investment professionals (the “Investment Team”), which is dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, will provide us with a significant competitive advantage in sourcing and analyzing what we believe to be attractive investment opportunities.

Sourcing and Origination Capabilities

As of December 31, 2018, GSO had a 82 person Performing Credit Investments team (excluding Bennett Goodman and Dwight Scott, GSO’s senior management) focused on the sourcing, structuring, execution, management and realization of performing credit investments (which includes those professionals who focus primarily on direct lending investments). We believe that GSO’s strong reputation and longstanding relationships with corporate boards, management teams, leveraged buyout sponsors, financial advisors, and intermediaries position GSO as a partner and counterparty of choice and provides us with superior sourcing capabilities. In GSO’s experience, these relationships help drive substantial proprietary deal flow and insight into investment opportunities.

GSO has a broad and diversified origination platform that we believe allows GSO to drive deal flow through various market cycles while maintaining quality control. In particular, we believe that GSO’s dedicated energy team provides a distinct competitive advantage. Furthermore, GSO has established a reputation for providing creative, value-added solutions to address portfolio companies’ financing requirements and believes that the ability to “solve a problem” for a company can lead to attractive investment opportunities.

GSO seeks to generate investment opportunities through its direct origination channels and through syndicate and club deals (generally, investments made by a small group of investment firms). With respect to GSO’s origination channel, we seek to leverage the global presence of GSO to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of GSO provides a significant pipeline of investment opportunities for us. With respect to syndicate and club deals, GSO has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. GSO also has a significant trading platform, which, we believe, allows us access to the secondary market for investment opportunities.

Flexible Investment Approach

GSO believes that the ability to invest opportunistically throughout a capital structure provides a meaningful competitive advantage in sourcing transactions and enables the Company to seek investments that provide the best risk/return proposition in any given transaction.  GSO’s creativity and flexibility with regard to deal-structuring distinguishes it from other financing sources, including traditional mezzanine providers, whose investment mandates are typically more restrictive.  Over time, GSO has demonstrated the ability to negotiate more favorable terms for its investments by providing creative structures that add value for an issuer.  GSO will continue to seek to use this flexible investment approach to focus on principal preservation, while generating attractive returns throughout different economic and market cycles.

Long-Term Investment Horizon

Our long-term investment horizon gives us great flexibility, which we believe allows us to maximize returns on our investments. Unlike most private equity and venture capital funds, as well as many private debt funds, we will not be required to return capital to our shareholders (“Shareholders”) once we exit a portfolio investment. We believe that freedom from such capital return requirements, which allows us to invest using a longer-term focus, provides us with a better opportunity to increase total returns on invested capital, compared to other private company investment vehicles.

Disciplined Investment Process and Income-Oriented Investment Philosophy

GSO employs a rigorous investment process and defensive investment approach to evaluate all potential opportunities with a focus on long-term credit performance and principal protection. We believe GSO has generated attractive risk-adjusted returns in its investing activities throughout many economic and credit cycles by (i) maintaining its investment discipline; (ii) performing intensive credit work; (iii) carefully structuring transactions; and (iv) actively managing its portfolios. GSO’s investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation. Additionally, GSO’s senior investment professionals have dedicated their careers to the leveraged finance and private equity sectors and we believe that their experience in due diligence, credit analysis and ongoing management of investments is invaluable to the success of the U.S. direct lending investment strategy that we will employ. GSO targets businesses with leading market share positions, sustainable barriers to entry, high free cash flow generation, strong asset values, liquidity to withstand market cycles, favorable underlying industry trends, strong internal controls and high-quality management teams.

Ability to Leverage Blackstone’s Group Purchasing Organization

Blackstone’s Group Purchasing Organization (“GPO”) is a collective purchasing platform that leverages the scale and buying power of the $5 billion of average annual spending of Blackstone’s portfolio companies with strategic partners and vendors measured over the past ten years. Blackstone and GSO portfolio companies have generated significant cost savings through their use of the GPO, ranging from 3% to 40%, often from existing suppliers, on maintenance, repair, operations, back office, information technology, hardware, software, telecommunications, business insurance and human resources, among others. The benefits of working with Blackstone’s GPO can include improved pricing and terms, differentiated service, and ongoing service that may benefit the applicable portfolio company’s performance.

Investment Strategy

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We will seek to meet our Investment objectives by:

•

utilizing the experience and expertise of the management team of the Adviser, along with the broader resources of GSO, which include its access to the relationships and human capital of GSO’s parent, Blackstone, in sourcing, evaluating and structuring transactions, subject to Blackstone’s policies and procedures regarding the management of conflicts of interest;

•

employing a defensive investment approach focused on long-term credit performance and principal protection, generally lending on a basis of 3.5 times to 5.5 times the borrower’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) (which is generally measured on a forward basis using estimated projections of the Adviser and may include certain adjustments) and at loan-to-value ratios of 50%-65% (with value being the Adviser’s estimate of enterprise value of the borrower) and also seeking favorable financial covenant protections.  The methodology for calculating enterprise value can vary by company and industry, but would typically be based on (i) observable market prices for the company’s debt and equity securities (when available), (ii) comparable company analysis, or (iii) discounted cash flow analysis;

•

focusing primarily on loans and securities, including syndicated loans, of private U.S. companies, specifically small and middle market companies, which we define as companies with annual revenue of $50 million to $2.5 billion, at the time of investment. Specifically, we expect to target companies with $25 million to $75 million of EBITDA. In many market environments, we believe such a focus offers an opportunity for superior risk-adjusted returns;

•	investing primarily in established, stable enterprises with positive cash flows; and
•	maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within our portfolio.

Under normal market conditions, we expect to invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in secured debt investments (including investments that are secured by equity interests). We anticipate that our portfolio will be composed primarily of first lien senior secured and unitranche loans (including first out/last out loans), generally with total investment sizes less than $300 million, which criteria may change from time to time. To a lesser extent, we may also invest in second lien, third lien, unsecured or subordinated loans, generally with total investment sizes less than $100 million, which criteria may change from time to time, and other debt and equity securities. We do not expect to focus on investments in issuers that are distressed or in need of rescue financing.  Subject to the limitations of the 1940 Act, we may invest in loans or other securities the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other GSO funds.

Although we do not expect a significant portion of our portfolio to be composed of second lien, third lien, unsecured or subordinated loans, there is no limit on the amount of such loans in which we may invest, subject to compliance with our 80% policy. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market, directly originated or syndicated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for our common shares of beneficial interest (“Shares”) or other equity or the cash value of Shares or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm, or a finance company transaction (such as a joint venture). In addition, a portion of our portfolio may be composed of unsecured bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.

Investment Selection

When identifying prospective investment opportunities, the Adviser currently intends to rely on fundamental credit analysis in order to minimize the loss of the Company’s capital. The Adviser expects to invest in companies possessing the following attributes, which it believes will help achieve our investment objective:

Leading, Defensible Market Positions. The Adviser intends to invest in companies that it believes have developed strong positions within their respective markets and exhibit the potential to maintain sufficient cash flows and profitability to service their obligations in a range of economic environments. The Adviser will seek companies that it believes possess advantages in scale, scope, customer loyalty, product pricing, or product quality versus their competitors, thereby minimizing business risk and protecting profitability.

Stable Companies with Positive Cash Flow. The Adviser intends to invest in established, stable companies which have demonstrated a record of profitability and cash flows over economic cycles. The Adviser believes such companies are well-positioned to maintain consistent cash flow to service and repay their obligations and maintain growth in their businesses or market share. The Adviser does not intend to invest in start-up companies, companies in turnaround situations or companies with speculative business plans.

Proven Management Teams. The Adviser intends to focus on investments in which the target company has an experienced and high-quality management team with an established track record of success. The Adviser will typically require companies to have in place proper incentives to align management’s goals with the Company’s goals.

Private Equity Sponsorship. Often the Adviser will seek to participate in transactions sponsored by what it believes to be high-quality private equity firms. The Adviser believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an implicit endorsement of the quality of the investment. Further, private equity sponsors of companies with significant investments at risk generally have the ability and a strong incentive to contribute additional capital in difficult economic times should operational issues arise, which could provide additional protections for our investments.

Diversification. The Adviser will seek to invest broadly among companies and industries, thereby potentially reducing the risk of a downturn in any one company or industry having a disproportionate impact on the value of the Company’s portfolio.

Viable Exit Strategy. In addition to payments of principal and interest, we expect the primary methods for the strategy to realize returns on our investments include refinancings, sales of portfolio companies, and in some cases initial public offerings and secondary offerings. While many debt securities in which we will invest have stated maturities of five to eight years, virtually all are redeemed or sold prior to maturity.  These securities often have call protection that requires an issuer to pay a premium if it redeems in the early years of an investment. The Investment Team regularly reviews investments and related market conditions in order to determine if an opportunity exists to realize returns on a particular investment.  We believe the Adviser’s ability to utilize the entire resources of GSO, including the public market traders and research analysts, allows the Adviser to gain access to current market information where the opportunity may exist to sell positions into the market at attractive prices.

Investment Process

Our investment activities will be managed by our Adviser. The Adviser will be responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.

The investment professionals employed by GSO have spent their careers developing the resources necessary to invest in private companies. Our transaction process is highlighted below.

Sourcing and Origination

In order to source transactions, the Adviser will utilize its significant access to transaction flow, along with its trading platform. The Adviser will seek to generate investment opportunities primarily through direct origination channels, and also through syndicate and club deals. With respect to GSO’s origination channel, the global presence of GSO generates access to a substantial amount of directly originated transactions with what we believe to be attractive investment characteristics. With respect to syndicate and club deals, GSO has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. We believe that GSO’s strong reputation and longstanding relationships with its broad network will help drive substantial proprietary deal flow and provide a significant pipeline of investment opportunities for us.

Evaluation

Initial Review.  The Investment Team will examine information furnished by the target company and external sources, including banks, advisors and rating agencies, if applicable, to determine whether the investment meets our basic investment criteria within the context of proper allocation of our portfolio among various issuers and industries, and offers an acceptable probability of attractive returns with identifiable downside risk. In the case of directly originated transactions, GSO conducts detailed due diligence investigations. For the majority of securities available on the secondary market, a comprehensive analysis is conducted and continuously maintained by a dedicated GSO research analyst, the results of which are available for the transaction team to review.

Credit Analysis/Due Diligence. Before undertaking an investment, the Investment Team will conduct a thorough and rigorous due diligence review of the opportunity to ensure the company fits our investment strategy, which may include:

•	a full operational analysis to identify the key risks and opportunities of the target’s business, including a detailed review of historical and projected financial results;
•	a detailed analysis of industry and customer dynamics, competitive position, regulatory, tax and legal matters;
•	on-site visits and customer and supplier reference calls, if deemed necessary;
•	background checks to further evaluate management and other key personnel;
•	a review by legal and accounting professionals, environmental or other industry consultants, if necessary;
•	financial sponsor due diligence, including portfolio company and lender reference checks, if necessary; and
•	a review of management’s experience and track record.

Third parties will often be involved in the Adviser’s due diligence process, whether they are hired by the Adviser or by the lead sponsor in a transaction. Utilizing consultants to help evaluate a business and test an investment thesis is typically very beneficial. When possible, the Adviser will seek to structure transactions in such a way that our target companies are required to bear the costs of due diligence, including those costs related to any outside consulting work we may require.

The foregoing initial assessment is then followed by extensive credit analysis, including asset valuation, financial analysis, cash flow analysis and scenario analysis, legal and accounting review, and comparable credit and equity analyses. A thorough assessment of structure and leverage of a transaction and how the particular investment fits into the overall investment strategy of the portfolio is conducted. GSO’s typical diligence process for an originated investment opportunity spans two to six months, from the initial screen through final approval and funding.  Depending on the deal, each deal team typically consists of three to four investment professionals, consisting of a portfolio manager, managing director, principal or vice president and associate and/or analyst.

Investment Committee Process. The Investment Committee review process is multi-step and iterative, and occurs in parallel with the diligence and structuring of investments.  The initial investment screening process involves an Investment Committee “Heads-Up” review presentation by the portfolio manager and members of the deal team. The Heads-Up review involves the production of a short memo with a focus on the following diligence items: an early diligence review of the underlying business fundamentals; expected return potential; expected investment size; assessment of key risks; and an appropriate initial diligence plan. At this point in the decision-making process, the Investment Committee will decide whether or not the Investment Team should proceed with deeper diligence on the investment opportunity.

Once in-depth diligence has begun, the deal team will present updates at regularly-held Investment Committee meetings. The senior team reviews all activity for the prior meeting, with a focus on detailed updates of ongoing situations and in-depth review of all new investment opportunities. The type of diligence materials reviewed at these meetings for each company may include, but are not limited to:

•	Detailed historical financial performance
•	Financial models with detailed revenue drivers
o	This includes the construction of a base case, a downside case and specifically tailored cases. This process includes probability-weighted analysis and a range of outcomes analysis.
•	Quarterly liquidity analyses
•	Industry analysis incorporating internal and external work from research analysts and industry consultants
•	Competitive position and market share analysis
•	Customer analysis, including revenue, profitability and concentration risk
•	Pricing and volume analyses

•	Detailed fixed vs. variable cost analysis, and line item analysis of cost of goods sold as well as selling, general and administrative expenses
•	Public and private credit and equity comparable analysis
•	Accounting quality of earnings analysis
•	Legal due diligence

The ultimate results and findings of the investment analysis are compiled in comprehensive investment memoranda that are used as the basis to support the investment thesis and are utilized by the Investment Committee for final investment review and approval.  Each investment requires the consent of the Investment Committee, which may emphasize the following key criteria (among others) in making a decision:

•	Company Analysis: Does the company meet the investment criteria defined by the “GSO Scorecard”?:
o	Leading market share position
o	Sustainable barriers to entry that drive pricing power
o	High-quality management team
o	Stable financials: strong free cash flow generation, high EBIT margins
o	Conservative capital structure with underlying equity value
o	Liquidity to withstand market cycles
•	Industry Analysis: Is there a favorable industry structure with respect to customers, suppliers and regulation?
•

Due Diligence: Have we fully diligence each of the investment criteria specified by the GSO Scorecard? Have we completely vetted each of the risk factors identified throughout the diligence and Investment Committee process?

•

Valuation:  What is the intrinsic value of the business?  How has the business historically generated returns on capital?  Will these returns continue in the future?  What growth opportunities does the business have, if any?  Is there substantial equity value to support the capital structure?

•	Risk of Principal Loss & Risk/Reward: What is the expected recovery in a severe downside case? Does the expected upside appropriately compensate for risk of loss?
•	Return Hurdles: Is the investment expected to generate a rate of return that meets the Company’s objectives?
•	Exit Plan: Do we expect refinancings, a sale of the company, or other exit opportunities?

Monitoring

Portfolio Monitoring. Active management of our investments is performed by the team responsible for making the initial investment.  The Adviser believes that actively managing an investment allows the Investment Team to identify problems early and work with companies to develop constructive solutions when necessary. The Adviser will monitor our portfolio with a focus toward anticipating negative credit events. In seeking to maintain portfolio company performance and help to ensure a successful exit, the Adviser will work closely with, as applicable, the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

Exit

In addition to payments of principal and interest, we expect the primary methods for the strategy to realize returns on its investments include refinancings, sales of portfolio companies, and in some cases initial public offerings and secondary offerings. While many debt securities in which we will invest have stated maturities of five to eight years, virtually all are redeemed or sold prior to maturity.  These securities often have call protection that requires an issuer to pay a premium if it redeems in the early years of an investment. However, there is no assurance that our investments will achieve realization events as a result of refinancings, sales of portfolio companies or public offerings and these realization events will become more unlikely when conditions in the loan and capital markets have deteriorated.

The Investment Team regularly reviews investments and related market conditions in order to determine if an opportunity exists to realize returns on a particular investment.  We believe the Adviser’s ability to utilize the entire resources of GSO, including the public market traders and research analysts, allows the Adviser to gain access to current market information where the opportunity may exist to sell positions into the market at attractive prices.

Allocation of Investment Opportunities and Potential Conflicts of Interest

GSO, including the Adviser, provides investment management services to other registered investment companies, investment funds, client accounts and proprietary accounts that GSO may establish (other than the Company) (collectively the “Other GSO Clients”). In addition, Blackstone provides investment management services to other registered investment companies, investment funds, client accounts and proprietary accounts that Blackstone may establish (together with the Other GSO Clients, the “Other Clients”).  See “Item 1A. Risk Factors—Risks Related to the Adviser and Its Affiliates; Conflicts of Interest—There may be conflicts of interest related to obligations that the Adviser’s senior management and Investment Team have to other clients.”

Co-Investment Relief

We have received an exemptive order from the Securities and Exchange Commission (“SEC”) that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the board of trustees of the Company (the “Board”) has established objective criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more listed or private GSO-managed BDCs (including the Company, the “GSO BDCs”), and other public or private GSO funds that target similar assets. If an investment falls within the Board Criteria, GSO must offer an opportunity for the GSO BDCs to participate.  The GSO BDCs may determine to participate or not to participate, depending on whether GSO determines that the investment is appropriate for the GSO BDCs (e.g., based on investment strategy).  The co-investment would generally be allocated to us, any other GSO BDCs and the other GSO funds that target similar assets pro rata based on available capital in the applicable asset class.  If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

Investments

As of December 31, 2018, the fair value of our investments was approximately $545.3 million in 61 portfolio companies. The type, industry and geographical composition of our investments as of December 31, 2018 is shown below (dollar amounts in thousands):

	December 31, 2018
	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$542,395	$538,983	98.84%
Second lien debt	6,358	6,342	1.16%
Total	$548,753	$545,325	100.00%

December 31, 2018
% of Total Investments at Fair Value
Aerospace & Defense	1.27%
Building Products	9.46%
Capital Markets	0.45%
Chemicals	3.29%
Commercial Services & Supplies	4.17%
Construction & Engineering	2.13%
Containers & Packaging	0.34%
Distributors	4.64%
Diversified Consumer Services	1.98%
Diversified Financial Services	1.38%
Diversified Telecommunication Services	0.88%
Energy Equipment & Services	3.96%
Health Care Equipment & Supplies	7.29%
Health Care Providers & Services	17.97%
Health Care Technology	0.53%
Hotels, Restaurants & Leisure	16.98%
Insurance	0.18%
IT Services	2.59%
Machinery	0.88%
Media	2.88%
Oil, Gas & Consumable Fuels	0.35%
Professional Services	1.31%
Real Estate Management & Development	0.90%
Software	6.24%
Specialty Retail	1.66%
Trading Companies & Distributors	2.18%
Transportation Infrastructure	4.11%
Total	100.00%

	December 31, 2018
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$542,891	$539,541	98.94%	228.26%
United Kingdom	5,862	5,784	1.06%	2.45%
Total	$548,753	$545,325	100.00%	230.71%

See the Consolidated Schedule of Investments as of December 31, 2018  in our consolidated financial statements in “Item 8. Consolidated Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.

As of December 31, 2018, we had outstanding commitments to fund delayed draw term loans totaling $54.7 million.

Capital Resources and Borrowings

As a RIC, we intend to distribute substantially all of our net income to our stockholders. We anticipate generating cash in the future from the issuance of Shares and cash flows from operations, including interest received on our debt investments.

Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2018, our asset coverage was 227.8%.

Furthermore, while any indebtedness and senior securities remain outstanding, we must take provisions to prohibit any distribution to our Shareholders (which may cause us to fail to distribute amounts necessary to avoid entity-level taxation under the Code), or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. In addition, we must also comply with positive and negative covenants customary for these types of facilities.

Our contractual obligations consisted of the following as of December 31, 2018 (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Facility	$—	$—	$—	$—	$—
JPM SPV Facility	120,000	—	—	120,000	—
BNP SPV Facility	65,000	—	—	65,000	—
Forward purchase obligation	29,786	29,786	—	—	—
Total Contractual Obligations	$214,786	$29,786	$—	$185,000	$—

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

Warehousing Transactions

We entered into two warehousing transactions whereby we agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with the Adviser. Such warehousing transactions were designed to assist us in deploying capital upon receipt of drawdown proceeds. One of these warehousing transactions relates primarily to originated or anchor investments in middle market loans (the “Middle Market Warehouse”).  The other warehouse related primarily to broadly syndicated loans (the “Syndicated Warehouse” and, together with the Middle Market Warehouse, the “Warehousing Transactions”) prior to the acquisition of the equity interests of the Syndicated Warehouse by us and merger of the Syndicated Warehouse with our wholly-owned subsidiary, as described below. See—“Item 1A.—Risk Factors—Risks Related to an Investment in the Shares—Risks related to the Warehousing Transactions.”

Investment Advisory Agreement

The Adviser provides management services to us pursuant to the Investment Advisory Agreement. The Investment Advisory Agreement has been approved by the Board.  Under the terms of the Investment Advisory Agreement, the Adviser is responsible for the following:

•

determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes in accordance with our investment objective, policies and restrictions;

•

identifying investment opportunities and making investment decisions for us, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on our behalf;

•	monitoring our investments;
•	performing due diligence on prospective portfolio companies;
•	exercising voting rights in respect of portfolio securities and other investments for us;
•	serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies;
•	negotiating, obtaining and managing financing facilities and other forms of leverage; and
•	providing us with such other investment advisory and related services as we may, from time to time, reasonably require for the investment of capital.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired.

Pursuant to the Investment Advisory Agreement, we pay our Adviser a fee for investment advisory and management services consisting of two components—a management fee and an incentive fee.

Management Fee

The management fee is payable quarterly in arrears at an annual rate of (i) prior to an Exchange Listing, 0.75%, and (ii) following an Exchange Listing, 1.0%, in each case of the average value of our gross assets at the end of the two most recently completed calendar quarters. For the first calendar quarter in which the Company has operations, gross assets will be measured as the average of gross assets at the Initial Drawdown Date (as defined below) and at the end of such first calendar quarter. For purposes of the Investment Advisory Agreement, gross assets means our total assets determined on a consolidated basis in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), excluding undrawn commitments but including assets purchased with borrowed amounts. If an Exchange Listing occurs on a date other than the first day of a calendar quarter, the management fee shall be calculated for such calendar quarter at a weighted rate calculated based on the fee rates applicable before and after the Exchange Listing based on the number of days in such calendar quarter before and after the Exchange Listing.

Incentive Fee

The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.

Incentive Fee on Pre-Incentive Fee Net Investment Income

The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the management fee, expenses payable under the administration agreement entered into between us and the Administrator (the “Administration Agreement”), and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee).

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay-in-kind (“PIK”) interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediate preceding quarter, is compared to a “hurdle rate” of return of 1.5% per quarter (6.0% annualized).

Prior to an Exchange Listing, we will pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•	no incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.5%;
•

100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.76% (7.06% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.76%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 15% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.76% in any calendar quarter; and

•

15% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.76% (7.06% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 15% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

Pre-Incentive Fee Net Investment Income Returns Prior to an Exchange Listing

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income
Allocated to Quarterly Incentive Fee

Following an Exchange Listing, we will pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

•	no incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.5%;

•

100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.82% (7.27% annualized). The “catch-up” is meant to provide the Adviser with approximately 17.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.82% in any calendar quarter; and

•

17.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.82% (7.27% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 17.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

Pre-Incentive Fee Net Investment Income Returns Following an Exchange Listing

(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income

Allocated to Quarterly Incentive Fee

These calculations are prorated for any period of less than three months and adjusted for any Share issuances or repurchases during the relevant quarter. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Adviser with respect to Pre-Incentive Fee Net Investment Income Returns. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a calendar quarter in which we incur an overall loss taking into account capital account losses. For example, if we receive Pre-Incentive Fee Net Investment Income Returns in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses. If an Exchange Listing occurs on a date other than the first day of a calendar quarter, the incentive fee shall be calculated for such calendar quarter at a weighted rate calculated based on the fee rates applicable before and after the Exchange Listing based on the number of days in such calendar quarter before and after the Exchange Listing.

Incentive Fee on Capital Gains

The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year (or at the time of an Exchange Listing) in arrears.

Prior to an Exchange Listing, the amount payable equals:

•

15% of cumulative realized capital gains from inception through the end of such calendar year (or upon an Exchange Listing), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.

Following an Exchange Listing, the amount payable equals:

•

17.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.

If an Exchange Listing occurs on a date other than the first day of a fiscal year, a capital gains incentive fee shall be calculated as of the day before the Exchange Listing, with such capital gains incentive fee paid to the Adviser following the end of the fiscal year in which the Exchange Listing occurred. For the avoidance of doubt, such capital gains incentive fee shall be equal to 15% of our realized capital gains on a cumulative basis from inception through the day before the Exchange Listing, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Solely for purposes of calculating the capital gains incentive fee after an Exchange Listing, the Company will be deemed to have previously paid capital gains incentive fees prior to an Exchange Listing equal to the product obtained by multiplying (a) the actual aggregate amount of previously paid capital gains incentive fees for all periods prior to an Exchange Listing by (b) the percentage obtained by dividing (x) 17.5% by (y) 15%.

Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Investment Advisers Act of 1940, as amended (the “Advisers Act”), including Section 205 thereof.

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.

Administration Agreement

Under the terms of the Administration Agreement, the Administrator will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of net asset value (“NAV”), compliance monitoring (including diligence and oversight of our other service providers),  preparing reports to Shareholders and reports filed with the SEC, preparing materials and coordinating meetings of our Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including compensation of personnel performing administrative duties) in connection with the services performed for us pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party. The Administrator hired a sub-administrator to assist in the provision of administrative services. The sub-administrator will receive compensation for its provision of sub-administrative services under a sub-administration agreement.

Certain Terms of the Investment Advisory Agreement and Administration Agreement

Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board.  Unless earlier terminated as described below, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent trustees. We may terminate the Investment Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.  The decision to terminate either agreement may be made by a majority of the Board or the Shareholders holding a majority outstanding voting securities, which means the lesser of (1) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company.  In addition, the Adviser may terminate the Investment Advisory Agreement or the Administrator may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.  The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.

The Adviser and the Administrator shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by the Company in connection with the matters to which the Investment Advisory Agreement  and Administration Agreement, respectively, relate, provided that the Adviser and Administrator shall not be protected against any liability to the Company or its Shareholders to which the Adviser or Administrator would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“disabling conduct”). Each of the Investment Advisory Agreement and the Administration Agreement will provide that, absent disabling conduct, each of our Adviser and our Administrator, as applicable, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Adviser’s services under the Investment Advisory Agreement and our Administrator’s services under the Administration Agreement or otherwise as adviser or administrator for us. The Adviser and the Administrator shall not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by the Adviser or the Administrator in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where the Adviser or Administrator had reasonable cause to believe its conduct was unlawful.

Expense Support

On December 12, 2018, we entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser.  The Expense Support Agreement provides that, at such times as the Adviser determines, the Adviser may pay certain expenses of the Company, provided that no portion of the payment will be used to pay any interest expense of ours (each, an “Expense Payment”). Such Expense Payment will be made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from the Adviser to pay such expense, and/or by an offset against amounts due from us to the Adviser or its affiliates. Following any calendar quarter in which Available Operating Funds (as defined in the Expense Support Agreement) exceed the cumulative distributions accrued to our Shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (such amount referred to as the “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof (each, a

“Reimbursement Payment”), to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter have been reimbursed. The amount of the Reimbursement Payment for any calendar quarter shall equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser. The Expense Support Agreement provides additional restrictions on the amount of each Reimbursement Payment for any calendar quarter. The Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, so that such Reimbursement Payment may be reimbursable in a future calendar quarter.

Distributions

We generally intend to distribute substantially all of our available earnings annually by paying distributions on a quarterly basis, as determined by the Board in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions (particularly during the early stages of our operations) or year-to-year increases in cash distributions. We anticipate that our distributions will generally be paid from post-offering taxable earnings, including interest and capital gains generated by our investment portfolio, and any other income, including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees, that we receive from portfolio companies. However, if we do not generate sufficient taxable earnings during a year, all or part of a distribution may constitute a return of capital. The specific tax characteristics of our dividends and other distributions will be reported to Shareholders after the end of each calendar year.

Dividend Reinvestment Plan

We have adopted a dividend reinvestment plan, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of our Shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our Shareholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional Shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional Shares will be credited to each participating Shareholder’s account to three decimal places.

Prior to an Exchange Listing, a participating Shareholder will receive an amount of Shares equal to the amount of the distribution on that participant’s Shares divided by the most recent fiscal quarter-end NAV per Share that is available on the date such distribution was paid (unless the Board determines to use the NAV per Share as of another time).

Following an Exchange Listing, a participating Shareholder will receive an amount of Shares equal to the amount of the distribution on that participant’s Shares divided by the market price per Share at the close of regular trading on the applicable stock exchange on the date of such distribution, subject to certain adjustments described in the Company’s dividend reinvestment plan.

We intend to use newly issued Shares to implement the plan. Shares issued under the dividend reinvestment plan will not reduce outstanding Capital Commitments.

No action is required on the part of a registered Shareholder to have his, her or its cash dividend or other distribution reinvested in our Shares. Shareholders can elect to “opt out” of the Company’s dividend reinvestment plan in their Subscription Agreements.  A Shareholder may elect to receive its entire dividend in cash at any time by notifying the Company’s transfer agent in writing. If, however, a Shareholder requests to change its election within 95 days prior to a distribution, the request will be effective only with respect to distributions after the 95-day period.

There are no brokerage charges or other charges to Shareholders who participate in the plan.

The Board may amend or supplement the terms of the dividend reinvestment plan at any time without Shareholder approval.  The plan may be terminated by the Company at any time upon notice in writing mailed to each Shareholder of record.

Our Private Offering

We are conducting a private offering (the “Private Offering”) of Shares to accredited investors (as defined in Regulation D under the U.S. Securities Act of 1933, as amended (the “1933 Act”)) in reliance on exemptions from the registration requirements of the 1933 Act. Shares will be offered for subscription continuously throughout the period during which the Private Offering remains open.  Shares will be offered for subscription continuously throughout the Initial Closing Period (as defined below) and may be offered from time to time thereafter.  At each closing of the Private Offering, each investor participating in that closing will make a capital commitment (a “Capital Commitment”) to purchase our Shares pursuant to a subscription agreement relating to the Shares (the “Subscription Agreement”). Investors will be required to fund drawdowns to purchase our Shares up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors.

We expect closings of the Private Offering will occur, from time to time, in the Adviser’s sole discretion, during the 12 month period following the initial closing of Capital Commitments (which initial closing took place on October 31, 2018) (the “Initial Closing Period”), but the Adviser may modify the Initial Closing Period if approved by the Board, which could extend the Initial Closing Period through up to two additional extensions for up to one year each. We may accept and draw down Capital Commitments from investors throughout the Initial Closing Period.

After the Initial Closing Period, we may permit one or more additional closings (“Subsequent Closings”) as additional Capital Commitments are obtained.  We currently do not expect to draw any Capital Commitments from Subsequent Closings (“Subsequent Capital Commitments”) until 100% of the Capital Commitments from the Initial Closing Period (“Initial Capital Commitments”) have been drawn down, unless otherwise determined by our Board.

We commenced our loan origination and investment activities contemporaneously with the receipt of the initial drawdown from investors in the Private Offering (the “Initial Drawdown”) on November 20, 2018.  The proceeds from the Initial Drawdown and borrowings from our credit facilities provided us with the necessary capital to commence operations.  See “—Credit Facilities.” We have entered into Warehousing Transactions (as defined below) that provide for the purchase of certain investments in connection with our commencement of operations. See “—Warehousing Transactions.”  We anticipate raising additional equity capital for investment purposes through additional closings under the Private Offering.

We have entered, and expect to continue to enter, into separate Subscription Agreements with a number of investors providing for the private placement of Shares pursuant to the Private Offering and may enter into additional Subscription Agreements from time to time. We will deliver drawdown requests at least ten business days prior to the required funding date. For Initial Capital Commitments, purchases of our Shares will generally be made first by holders with the largest percentage of their Initial Capital Commitments undrawn and then, once all holders have the same percentage of undrawn Initial Capital Commitments outstanding, pro rata in accordance with remaining Initial Capital Commitments of all investors.

The offering price per Share at the Initial Drawdown Date was $25. Following the Initial Drawdown Date, Shares have been and will be offered on a private placement basis at a price based on our NAV per Share, which will be approved by our Board and at all times consistent with U.S. GAAP. Each offering has been and will be subject to the limitations of Section 23(b) under the 1940 Act (which generally prohibits us from issuing Shares at a price below the then-current NAV of the Shares as determined within 48 hours, excluding Sundays and holidays, of such issuance (taking into account any investment valuation adjustments from the latest quarterly valuation date in accordance with the Company’s valuation policy), subject to certain exceptions). In order to more fairly allocate organizational and offering expenses among all Shareholders, investors subscribing after the Initial Drawdown Date will be required to bear a pro rata portion of such expenses at the time of their first investment in the Company.

The “Initial Drawdown Period” began when Initial Capital Commitments were made and will continue until the earlier of (i) an Exchange Listing (as defined below) and (ii) the two-year anniversary of the end of the Initial Closing Period. During the Initial Drawdown Period and any drawdown period applicable to Subsequent Capital Commitments, the Adviser may issue capital calls for any permitted Company purpose. Subject to the Share repurchase program described herein, the Company generally does not intend to return any drawn capital.

Key Person Event

A “Key Person Event” will occur if, during the Initial Drawdown Period, fewer than five of Bennett Goodman, Dwight Scott, Brad Marshall, Louis Salvatore, Rob Petrini, Dan Smith and Robert Zable, or their respective Qualified Replacements (as defined below) (such persons collectively, the “Key Persons”), are actively involved in and devoting sufficient time to the business and affairs of the Company as deemed reasonably necessary by the Adviser. Upon the occurrence of a Key Person Event, the Company will send written notice of the Key Person Event to the Shareholders within ten business days of such occurrence.

If during the forty-five day period following the sending of such written notice (the “Notice Period”) the Key Persons (who are the subject of such Key Person Event) have not been replaced by the Adviser with a Qualified Replacement (as defined below), the Company shall convene a meeting of the Company’s independent trustees to be held no later than thirty days following the expiration of the Notice Period for the purpose of determining whether the Initial Drawdown Period shall be continued (the “Key Person Meeting”).

If a majority of the independent trustees vote in favor of the proposal, the Initial Drawdown Period will be continued and Shareholders will be obligated to fund drawdowns as if a Key Person Event had never occurred. Otherwise, the Initial Drawdown Period shall be deemed to have terminated as of the date of the Key Person Meeting, except that further drawdowns may be made to fund any proposed investment (including any follow-on investment and investments pursuant to an investment commitment) for which the Adviser has, on behalf of the Company, made a commitment, placed a bid (whether binding or not) in a competitive bidding situation or entered into a letter of intent, term sheet, memorandum of understanding or other similar document (whether or not such document created a legally binding obligation to proceed with such investment) or a definitive agreement to proceed with such transaction (collectively, “Actively Pursued Potential Investments”) if such Actively Pursued Potential Investment was being actively pursued as of such Key Person Event.

“Qualified Replacement” shall mean a senior investment professional selected by the Adviser; provided that such replacement has been approved by either (i) a majority of the independent trustees or (ii) the holders of a majority of the outstanding Shares of the Company, and upon either such approval, such nominee shall constitute a Qualified Replacement.

While we expect most Subscription Agreements to reflect the terms and conditions summarized in the preceding paragraph, we reserve the right to enter into Subscription Agreements or other agreements that contain terms and conditions not found in the Subscription Agreements or other agreements entered into with other investors, subject to applicable law.

Term

We currently expect to consummate an Exchange Listing by the four-year anniversary of the end of the Initial Closing Period, subject to market conditions. If we have not consummated an Exchange Listing by the earlier of (i) the five-year anniversary of the end of the Initial Drawdown Period, as may be extended for up to an additional one-year period pursuant to the Adviser’s recommendation with the approval of the Board and (ii) the ten year anniversary following the date of the initial closing, then, the Board (subject to market conditions and any necessary Shareholder approvals and applicable requirements of the 1940 Act) will use its commercially reasonable efforts to wind down, sell and/or liquidate and dissolve the Company in an orderly manner.

An “Exchange Listing” is a quotation or listing of the Company’s securities on a national securities exchange (including through an initial public offering) or a sale of all or substantially all of our assets to, or a merger or other liquidity transaction with, an entity in which the Company’s Shareholders receive shares of a publicly-traded company which continues to be managed by the Adviser or an affiliate thereof.

Prior to an Exchange Listing, if the Board determines that there has been a significant adverse change in the regulatory or tax treatment of the Company or our Shareholders that in its judgment makes it inadvisable for the Company to continue in its present form, then the Board will endeavor to restructure or change the form of the Company to preserve (insofar as possible) the overall benefits previously enjoyed by our Shareholders as a whole or, if the Board determines it appropriate (and subject to any necessary Shareholders approvals and applicable requirements of the 1940 Act), (i) cause the Company to change its form and/or jurisdiction of organization or (ii) wind down and/or liquidate and dissolve the Company. The Board may also seek to change our form and/or jurisdiction of organization for other reasons. The Board may, at any time and in its discretion, cause us to merge with another BDC, private fund, separately managed account or another investment vehicle without Shareholder approval, subject to the requirements of the 1940 Act.

In the event of our liquidation, dissolution or winding up, each Share would be entitled to share ratably in all of our assets that are legally available for distribution after we paid or otherwise provide for all debts and other liabilities and subject to any preferential rights of holders of our Preferred Shares, if any Preferred Shares are outstanding at such time. For the purposes of this paragraph, a merger or consolidation of the Company with or into any other corporation or other entity, or a sale or conveyance of all or any part of our property or assets will not be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary.

Emerging Growth Company

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of an Exchange Listing, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). We cannot predict if investors will find our Shares less attractive because we may rely on some or all of these exemptions. If some investors find our Shares less attractive as a result, there may be a less active trading market for our Shares and our Share price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We currently are and intend to continue taking advantage of such extended transition periods.

Competition

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.

For additional information concerning the competitive risks we face, see “Item 1A.—Risk Factors—Risks Related To Our Business And Structure.”

Employees

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Investment Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of our executive officers described herein is employed by the Adviser or its affiliates. Our day-to-day investment operations will be managed by the Adviser. The services necessary for sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates. The Investment Team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments.

Repurchase Program

Beginning from the end of the Initial Drawdown Period, until an Exchange Listing, we intend to commence tender offers to allow Shareholders to tender their Shares on a quarterly basis at a price per Share expected to reflect NAV per Share. Any such Share repurchase offer will be at the discretion of the Board to conduct, amend, suspend or terminate such Share repurchase offer and subject to applicable law. We will conduct any repurchase offers in accordance with Section 23(c) of the 1940 Act and Rule 13e-4 under the 1934 Act. We intend that the NAV per Share as of the last day of the applicable calendar quarter would be used for determining what amount tendering Shareholders would receive in such repurchases. We intend to limit the number of Shares repurchased pursuant to any such repurchase offers to 2.5% of outstanding Shares, with the exact amount to be set by the Board. To the extent that the number of Shares put to us for repurchase exceeds the number of Shares that we are able to purchase, we will repurchase Shares on a pro rata basis (based on the number of Shares put to us for repurchase), not on a first-come, first-served basis. Unless Shareholders tender their Shares, Shareholders must generally maintain a minimum balance of $5,000 subsequent to submitting a portion of their Shares for repurchase by us, which such minimum balance the Adviser may waive in its sole discretion.

There is no assurance that the Board will adopt such a repurchase program and the Board may amend, suspend or terminate any such Share repurchase program in its discretion. Shareholders may not be able to sell their Shares at all in the event our Board amends, suspends or terminates the Share repurchase program, absent a liquidity event. We will notify Shareholders of such developments in our quarterly reports or other filings. The Share repurchase program has many limitations and should not be relied upon as a method to sell Shares promptly or at a desired price.

Valuation Procedures

We conduct the valuation of our portfolio companies, pursuant to which our NAV shall be determined, at all times consistent with U.S. GAAP and the 1940 Act. Our Board, with the assistance of the Adviser, the Audit Committee and independent third-party valuation firm(s), will determine the fair value of our assets on at least a quarterly basis.

Investments for which market quotations are readily available will typically be valued at those market quotations.  To validate market quotations, we will utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations.  Debt and equity securities that are not publicly-traded or whose market prices are not readily available, as is expected to be the case for substantially all of our investments, will be valued at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board, based on, among other things, the input of the Adviser, the Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Board to review our investments.

With respect to investments for which market quotations are not readily available, the Company uses a multi-step valuation process, which includes, among other procedures, the following:

•	the valuation process begins with the Adviser’s valuation team, which will make a preliminary determination of fair value for each investment with input from the Adviser’s investment professionals;
•

in addition, independent valuation firm(s) will provide a range of fair value for each investment and the fair valuation proposed by the Adviser’s valuation team must be within the range set by the applicable independent valuation firm(s);

•

the Adviser’s valuation committee then reviews each valuation recommendation (including valuation ranges provided by independent valuation firms) to confirm they have been calculated in accordance with the Company’s valuation policies and procedures and makes valuation recommendations to the Company’s Audit Committee and Board;

•	our Audit Committee reviews the fair value recommendations made by the Adviser’s valuation committee and, once approved, recommends them for approval by the Board; and
•	the Board will review the fair valuations recommended by the Audit Committee and ultimately determines the fair value of each investment.

Valuation of each of our investments will generally be made as described above as of the end of each fiscal quarter.  In cases where we determine our NAV at times other than a quarter end, we generally intend to update the value of securities with market quotations to the most recent market quotation.  For securities without market quotations, non-quarterly valuations will generally be the most recent quarterly valuation unless a material event has occurred since the most recent quarter end with respect to the investment.  Independent valuation firms are generally not used for non-quarterly valuations.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period.  Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized.  Further, such investments are generally less liquid than publicly-traded securities and may be subject to contractual and other restrictions on resale.  If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in our financial statements.

Regulation as a Business Development Company

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “Qualifying Assets,” unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:

(1)

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;
(b)

is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	satisfies any of the following:
(i)	does not have any class of securities that is traded on a national securities exchange;
(ii)	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
(iii)	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or
(iv)	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
(2)	Securities of any Eligible Portfolio Company controlled by the BDC.
(3)

Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)

Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and the BDC already owns 60% of the outstanding equity of the Eligible Portfolio Company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Significant Managerial Assistance. A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments. Pending investment in other types of Qualifying Assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be Qualifying Assets.

Warrants. Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase Shares that it may have outstanding at any time. In particular, the amount of Shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase Shares cannot exceed 25% of the BDC’s total outstanding Shares.

Leverage and Senior Securities; Coverage Ratio. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our Shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On September 25, 2018, our sole Shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our Shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

We have established asset based credit facilities and a subscription facility and may establish future facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. Our existing financing facilities bear, and it is anticipated that any future credit facilities will bear interest at floating rates at to be determined spreads over LIBOR. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise, including increased management fees payable to the Adviser as a result of such borrowings. Our current credit facilities require us, and future lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

We may enter into a total return swap (“TRS”) agreement. A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. The Company would typically have to post collateral to cover this potential obligation. To the extent the Company segregates liquid assets with a value equal (on a daily mark-to-market basis) to its obligations under TRS transactions, enters into offsetting transactions or otherwise covers such TRS transactions in accordance with applicable SEC guidance, the leverage incurred through TRS will not be considered a borrowing for purposes of the Company’s overall leverage limitation.

We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.

Code of Ethics. We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.

Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our trustees who are not interested persons and, in some cases, the prior approval of the SEC. We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions.

Other. We will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the 1934 Act.

We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any trustee or officer against any liability to our Shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

Proxy Voting Policies and Procedures

Shareholders have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines will be reviewed periodically by the Adviser, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, the Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of clients and not subrogate client interests to its own interests. Rule 206(4)-6 under the Advisers Act places specific requirements on registered investment advisers with proxy voting authority.

Proxy Policies

The Adviser’s policies and procedures are reasonably designed to ensure that the Adviser votes proxies in the best interest of the Company and addresses how it will resolve any conflict of interest that may arise when voting proxies and, in so doing, to maximize the value of the investments made by the Company, taking into consideration the Company’s investment horizons and other relevant factors. It will review on a case-by-case basis each proposal submitted for a Shareholder vote to determine its impact on the portfolio securities held by its clients. Although the Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

Decisions on how to vote a proxy generally are made by the Adviser. The Investment Committee and the members of the Investment Team covering the applicable security often have the most intimate knowledge of both a company’s operations and the potential impact of a proxy vote’s outcome. Decisions are based on a number of factors which may vary depending on a proxy’s subject matter, but are guided by the general policies described in the proxy policy. In addition, the Adviser may determine not to vote a proxy after consideration of the vote’s expected benefit to clients and the cost of voting the proxy. To ensure that its vote is not the product of a conflict of interest, the Adviser will require the members of the Investment Committee to disclose any personal conflicts of interest they may have with respect to overseeing a Company’s investment in a particular company.

Proxy Voting Records

You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, GSO Asset Management LLC, 345 Park Avenue, 31st Floor, New York, NY 10154.

Reporting Obligations and Available Information

We furnish our Shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the 1934 Act.

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Definitive Proxy Statement on Schedule 14A, and our directors, officers and 10% beneficial owners file reports on Forms 3, 4 and 5 pursuant to section 13(a), 15(d) or 16(a) of the 1934 Act. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information. The Company does not currently maintain a website as of the date of this annual report because it recently commenced operations.

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to the Company. This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to the Company. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). Prospective investors should consult their tax advisors with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of our Shares, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.

The Company intends to elect to be treated, and intends to qualify each taxable year, as a RIC under Subchapter M of the Code.

To qualify for the favorable tax treatment accorded to RICs under Subchapter M of the Code, the Company must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with its return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to its business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly Traded Partnership”); and (4) diversify its holdings so that, at the end of each quarter of each taxable year of the Company (a) at least 50% of the value of the Company’s total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of the Company’s total assets and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of the Company’s total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which the Company controls and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly Traded Partnerships (described in 3b above).

As a RIC, the Company generally will not be subject to U.S. federal income tax on its investment company taxable income (as that term is defined in the Code, determined without regard to the deduction for dividends paid) and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that it distributes in each taxable year to its Shareholders, provided that it distributes at least 90% of the sum of its investment company taxable income and its net tax-exempt income for such taxable year. The Company intends to distribute to its Shareholders, at least annually, substantially all of its investment company taxable income and net capital gain.

Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, the Company must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income (not taking into account any capital gains or losses) for the calendar year, (ii) 98.2% of its capital gains in excess of its capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 of the calendar year, and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For these purposes, the Company will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.

A distribution will be treated as paid on December 31 of any calendar year if it is declared by the Company in October, November or December with a record date in such a month and paid by the Company during January of the following calendar year. Such distributions will be taxable to Shareholders in the calendar year in which the distributions are declared, rather than the calendar year in which the distributions are received.

If the Company fails to qualify as a RIC or fails to satisfy the 90% distribution requirement in any taxable year, the Company would be subject to U.S. federal income tax at regular corporate rates on its taxable income (including distributions of net capital gain), even if such income were distributed to its Shareholders, and all distributions out of earnings and profits would be taxed to Shareholders as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other noncorporate Shareholders and (ii) for the dividends received deduction in the case of corporate Shareholders. In addition, the Company could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.

Item 1A. Risk Factors

Investing in our Shares involves a number of significant risks. In addition to the other information contained in this annual report, Shareholders should consider carefully the following information before making an investment in our Shares. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the NAV of our Shares could decline, and Shareholders may lose all or part of their investment.

A.Risks Related to Our Business and Structure

We are a relatively new company and have limited operating history.

The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC with limited operating history. As a result, prospective investors have a limited track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a Shareholder’s investment could decline substantially or become worthless. While we believe that the past professional experiences, including investment and financial experience of the Adviser’s senior management, will increase the likelihood that the Adviser will be able to manage the Company successfully, there can be no assurance that this will be the case.

Our Board may change our operating policies and strategies without prior notice or Shareholder approval, the effects of which may be adverse to our results of operations and financial condition.

Our Board has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without Shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our Shares. However, the effects might be adverse, which could negatively impact our ability to pay Shareholders distributions and cause Shareholders to lose all or part of their investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways with which investors may not agree or for purposes other than those contemplated in this annual report.

Our Board may amend our Declaration of Trust without prior Shareholder approval.

Our Board may, without Shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to classify the Board, to impose advance notice bylaw provisions for Trustee nominations or for Shareholder proposals, to require super-majority approval of transactions with significant Shareholders or other provisions that may be characterized as anti-takeover in nature.

Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our NAV through increased net unrealized depreciation.

Conditions in the medium- and large-sized U.S. corporate debt market may deteriorate, as seen during the recent financial crisis, which may cause pricing levels to similarly decline or be volatile. During the financial crisis, many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis generating further selling pressure. If similar events occurred in the medium- and large-sized U.S. corporate debt market, our NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

Our ability to achieve our investment objective depends on the ability of the Adviser to manage and support our investment process. If the Adviser or GSO were to lose any members of their respective senior management teams, our ability to achieve our investment objective could be significantly harmed.

Since we have no employees, we depend on the investment expertise, skill and network of business contacts of the broader networks of the Adviser and its affiliates. The Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of GSO and its senior management team. The departure of any members of the GSO’s senior management team could have a material adverse effect on our ability to achieve our investment objective.

Our ability to achieve our investment objective depends on the Adviser’s ability to identify and analyze, and to invest in, finance and monitor companies that meet our investment criteria. The Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objective, the Adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. The Adviser may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

The Investment Advisory Agreement has been approved pursuant to Section 15 of the 1940 Act. In addition, the Investment Advisory Agreement has termination provisions that allow the parties to terminate the agreement. The Investment Advisory Agreement may be terminated at any time, without penalty, by us or by the Adviser, upon 60 days’ notice. If the Investment Advisory Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event the Investment Advisory Agreement is terminated, it may be difficult for us to replace the Adviser. Moreover, it will be an event of default under the Subscription Facility if our Adviser or an affiliate of our Adviser ceases to manage us, which could result in the immediate acceleration of the amounts due under our credit facilities.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

The Adviser depends on its broader organization’s relationships with private equity sponsors, investment banks and commercial banks, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser or its organizations fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser or its broader organizations have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in small to mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in small and middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in small and middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

We may have difficulty sourcing investment opportunities.

We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all Capital Commitments successfully. In addition, privately-negotiated investments in loans and illiquid securities of private middle market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our Shares. Additionally, our Adviser will select our investments subsequent to our Private Offering, and our Shareholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our Shares. To the extent we are unable to deploy all Capital Commitments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.  There is no assurance that we will be able to consummate investment transactions or that such transactions will be successful.  GSO, the Company and their affiliates may also face certain conflicts of interests in connection with any transaction, including any warehousing transaction involving an affiliate.

We generally expect to call capital for investment purposes only at the time we identify an investment opportunity, but we may call capital even if we do not have investments identified. Until such time as we invest the proceeds of such capital calls in portfolio companies, we may invest these amounts in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of investments in secured debt (including senior secured, unitranche and second lien debt) and unsecured debt (including senior unsecured and subordinated debt), as well as related equity securities.

Risks related to the Middle Market Warehouse.

We may not be able to consummate or realize the anticipated benefits from our Middle Market Warehouse. Under the Middle Market Warehouse, we have agreed to purchase assets from the warehouse provider at prices based on cost plus adjustments designed to give the warehouse provider the economic benefits of a portion of the  accrued but unpaid interest, structuring fees and original issue discount, while the warehouse provider holds the assets.  As a result, we generally will not receive any benefit of holding the investments in the Middle Market Warehouse until we have acquired them from the Middle Market Warehouse and certain benefits of the acquisition of the assets (such as discounted purchase prices resulting from structuring fees or original issue discount), may have deteriorated by the time we acquire the assets.

Purchases of assets from the warehouse provider would be at prices determined under the terms of the Middle Market Warehouse regardless of the assets’ market prices.  As a result, we may pay more or less than the current market value of such assets when we acquire them. We may purchase such assets even if they are in default.

As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, by our Board. There is not a public market for the securities of the privately-held companies in which we invest. Many of our investments will not be publicly-traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith by our Board as required by the 1940 Act. In connection with striking a NAV as of a date other than quarter end for Share issuances and repurchases, the Company will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter end process.

Certain factors that may be considered in determining the fair value of our investments include investment dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. As a result, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially differ from the value that we may ultimately realize upon the sale of one or more of our investments.

There is a risk that investors in our Shares may not receive distributions or that our distributions may decrease over time.

We may not achieve investment results that will allow us to make a specified or stable level of cash distributions and our distributions may decrease over time. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.

The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our Private Offering. Therefore, portions of the distributions that we make may represent a return of capital to a Shareholder that will lower such Shareholder’s tax basis in its Shares and reduce the amount of funds we have for investment in targeted assets.

We may fund our cash distributions to Shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this annual report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure Shareholders that we will continue to pay distributions to our Shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our Private Offering or from borrowings in anticipation of future cash flow, which may constitute a return of Shareholders’ capital. A return of capital is a return of a Shareholder’s investment, rather than a return of earnings or gains derived from our investment activities. A Shareholder will not be subject to immediate taxation on the amount of any distribution treated as a return of capital to the extent of the Shareholder’s basis in its Shares; however, the Shareholder’s basis in its Shares will be reduced (but not below zero) by the amount of the return of capital, which will result in the Shareholder recognizing additional gain (or a lower loss) when the Shares are sold. To the extent that the amount of the return of capital exceeds the Shareholder’s basis in its Shares, such excess amount will be treated as gain from the sale of the Shareholder’s Shares. Distributions from the proceeds of our Private Offering or from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from our Private Offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

Shareholders should understand that any distributions made from sources other than cash flow from operations or that are relying on fee or expense reimbursement waivers from the Adviser or the Administrator are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or the Administrator continues to make such expense reimbursements. Shareholders should also understand that our future repayments to the Adviser will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements.

Beginning from the end of the Initial Drawdown Period, until an Exchange Listing, we intend to offer to repurchase Shares on a quarterly basis. As a result, Shareholders will have limited opportunities to sell Shares and, to the extent Shareholders are able to sell Shares under the program, Shareholders may not be able to recover the amount of their investment in our Shares.

Beginning from the end of the Initial Drawdown Period, until an Exchange Listing, we intend to commence tender offers to allow Shareholders to tender their Shares on a quarterly basis at a price equal to NAV per Share. The Share repurchase program includes restrictions that limit Shareholders ability to sell their Shares. We intend to limit the number of Shares repurchased pursuant to any such repurchase offers to 2.5% of outstanding Shares each quarter, with the exact amount to be set by the Board. To the extent that the number of Shares put to us for repurchase exceeds the number of Shares that we are able to purchase, we will repurchase Shares on a pro rata basis (based on the number of Shares put to us for repurchase), not on a first-come, first-served basis. Unless Shareholders tender all of their Shares, they must generally maintain a minimum balance of $5,000 subsequent to submitting a portion of their Shares for repurchase by us, which such minimum balance the Adviser may waive in its sole discretion.

Although we expect to adopt a Share repurchase program, we have discretion to not repurchase Shares, to suspend the program, and to cease repurchases.

Our Board may not adopt a Share repurchase program, and if such a program is adopted, may amend, suspend or terminate the Share repurchase program at any time in its discretion. Shareholders may not be able to sell their Shares at all in the event our Board amends, suspends or terminates the Share repurchase program, absent a liquidity event. We will notify Shareholders of such developments in our quarterly reports or other filings. The Share repurchase program has many limitations and should not be relied upon as a method to sell Shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our Share repurchase program may be at a time that is disadvantageous to our Shareholders.

In the event a Shareholder chooses to participate in our Share repurchase program, the Shareholder will be required to provide us with notice of intent to participate prior to knowing what the NAV per Share will be on the repurchase date. Although a Shareholder will have the ability to withdraw a repurchase request prior to the repurchase date, to the extent a Shareholder seeks to sell Shares to us as part of our periodic Share repurchase program, the Shareholder will be required to do so without knowledge of what the repurchase price of our Shares will be on the repurchase date.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We, our portfolio companies and other counterparties are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our Shareholders, potentially with retroactive effect.

Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth in this annual report and may result in our investment focus shifting from the areas of expertise of the Adviser to other types of investments in which the Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our financial condition and results of operations and the value of a Shareholder’s investment.

As a public company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

As a public company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing, and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We are not required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404, and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the 1934 Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Company.

Additionally, we have begun the process of documenting our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of investor confidence in the Company and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and, following an Exchange Listing, lead to a decline in the market price of our Shares.

The impact of financial reform legislation on us is uncertain.

In light of recent conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act,” institutes a wide range of reforms that will have an impact on all financial institutions. Some of the provisions of the Dodd-Frank Act have been enacted, while others have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full impact such requirements will have on our business, results of operations or financial condition is unclear. The changes resulting from the Dodd-Frank Act may require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with any such laws, regulations or principles, or changes thereto, may negatively impact our business, results of operations and financial condition. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us as a result of the Dodd-Frank Act, these changes could be materially adverse to us and our Shareholders.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the loans or other debt securities we originate or acquire, the level of our expenses (including our borrowing costs), variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Shares less attractive to investors.

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of an Exchange Listing, (ii) in which we have total annual gross revenue of at least $1.07 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our Shares less attractive because we may rely on some or all of these exemptions. If some investors find our Shares less attractive as a result, there may be a less active trading market for our Shares and our Share price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the 1933 Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We currently are and intend to continue taking advantage of such extended transition periods.

Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, our Board. Decreases in the market value or fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV.

Terrorist attacks, acts of war or natural disasters may adversely affect our operations.

Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

We may face a breach of our cyber security, which could result in adverse consequences to our operations and exposure of confidential information.

Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Blackstone, GSO and their affiliates and portfolio companies’ and service providers’ information and technology systems may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, or usage errors by their respective professionals or service providers. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including non-public personal information related to Shareholders (and their beneficial owners) and material non-public information. Although Blackstone has implemented, and portfolio companies and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Blackstone and GSO do not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Blackstone, GSO, their affiliates, the Company, the Shareholders and/or a portfolio company, each of which could be negatively impacted as a result. Breaches, such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in Blackstone’s, GSO’s, their affiliates’, the Company’s and/or a portfolio company’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to Shareholders (and their beneficial owners), material non-public information and the intellectual property and trade secrets and other sensitive information of Blackstone, GSO and/or portfolio companies. Blackstone, GSO, the Company and/or a portfolio company could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect their business and financial performance.

We may not be able to obtain all required state licenses.

We may be required to obtain various state licenses in order to, among other things, originate commercial loans. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that we will obtain all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.

B.Risks Related to Our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

Our investments in senior secured loans, senior secured bonds, subordinated debt and equity of private U.S. companies, including middle market companies, may be risky and, subject to compliance with our 80% test, there is no limit on the amount of any such investments in which we may invest.

Senior Secured Loans and Senior Secured Bonds. There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien debt is paid. Similarly, investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should we be forced to enforce our remedies.

Subordinated Debt. Our subordinated debt investments will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our Shareholders to non-cash income. Because we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

Equity Investments. We may make select equity investments. In addition, in connection with our debt investments, we on occasion may receive equity interests such as warrants or options as additional consideration. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidences of ownership of such securities usually are held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions, which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to Shareholders located outside the country of the issuer, whether from currency blockage or otherwise. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.

Below Investment Grade Risk. In addition, we invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. The major risks of below investment grade securities include:

Below investment grade securities may be issued by less creditworthy issuers. Issuers of below investment grade securities may have a larger amount of outstanding debt relative to their assets than issuers of investment grade securities. In the event of an issuer’s bankruptcy, claims of other creditors may have priority over the claims of holders of below investment grade securities, leaving few or no assets available to repay holders of below investment grade securities.

Prices of below investment grade securities are subject to extreme price fluctuations. Adverse changes in an issuer’s industry and general economic conditions may have a greater impact on the prices of below investment grade securities than on other higher-rated fixed-income securities.

Issuers of below investment grade securities may be unable to meet their interest or principal payment obligations because of an economic downturn, specific issuer developments, or the unavailability of additional financing.

Below investment grade securities frequently have redemption features that permit an issuer to repurchase the security from us before it matures. If the issuer redeems below investment grade securities, we may have to invest the proceeds in securities with lower yields and may lose income.

Below investment grade securities may be less liquid than higher-rated fixed-income securities, even under normal economic conditions. There are fewer dealers in the below investment grade securities market, and there may be significant differences in the prices quoted by the dealers. Judgment may play a greater role in valuing these securities and we may be unable to sell these securities at an advantageous time or price.

We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting issuer.

The credit rating of a high-yield security does not necessarily address its market value risk. Ratings and market value may change from time to time, positively or negatively, to reflect new developments regarding the issuer.

Mezzanine Loans.  Our mezzanine loans generally will be subordinated to senior secured loans on a payment basis, are typically unsecured and rank pari passu with other unsecured creditors.  As such, other creditors may rank senior to us in the event of insolvency.  This may result in an above average amount of risk and loss of principal.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any proceeds. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

We may form one or more CLOs, which may subject us to certain structured financing risks.

To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. Any interest in any such CLO held by us may be considered a “non-qualifying” portfolio investment for purposes of the 1940 Act.

If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to Shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the Shares.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrowers, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to Shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests in the CLO.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

If one of our portfolio companies were to file for bankruptcy, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower.

We generally will not control our portfolio companies.

We do not expect to control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements with such portfolio companies may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of the company’s common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in non-traded companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

We will be exposed to risks associated with changes in interest rates.

We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, have a material adverse effect on our investment objectives and our rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs.

Although interest rates have recently been at or near historic lows, the U.S. Federal Reserve has been raising rates since 2016 and throughout 2018. In the event of a sharply rising interest rate environment, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, fixed-rate debt instruments may decline in value because the fixed rates of interest paid thereunder may be below market interest rates.

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our credit arrangements and our collateralized loan obligation transactions.

LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted.

On July 27, 2017, the FCA announced that it would phase out LIBOR as a benchmark by the end of 2021. As a result of this transition, interest rates on our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021.

There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations, financial condition, and unit price.

Second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we make to portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before we are so entitled. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy its unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then its unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the debt investments we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Our investments in CLOs may be riskier than a direct investment in the debt or other securities of the underlying companies.

When investing in CLOs, we may invest in any level of a CLO’s subordination chain, including subordinated (lower-rated) tranches and residual interests (the lowest tranche). CLOs are typically highly levered and therefore, the junior debt and equity tranches that we may invest in are subject to a higher risk of total loss and deferral or nonpayment of interest than the more senior tranches to which they are subordinated. In addition, we will generally have the right to receive payments only from the CLOs, and will generally not have direct rights against the underlying borrowers or entities that sponsored the CLOs. Furthermore, the investments we make in CLOs are at times thinly traded or have only a limited trading market. As a result, investments in such CLOs may be characterized as illiquid securities.

Economic recessions or downturns could impair our portfolio companies and adversely affect our operating results.

Many of our portfolio companies may be susceptible to economic recessions or downturns and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior secured debt. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and NAV. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and adversely affect our operating results.

A covenant breach or other default by our portfolio companies may adversely affect our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors, even though we may have structured our investment as senior secured debt. The likelihood of such a re-characterization would depend on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Our portfolio may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.

Our portfolio may be concentrated in a limited number of industries. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize.

As of December 31, 2018, our investments in the Health Care industry represented approximately 26% of the fair value of our portfolio and our investments in the Hotels, Restaurants & Leisure industry represented approximately 17% of the fair value of our portfolio. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Our investments in the healthcare sector face considerable uncertainties.

Our investments in the healthcare sector are subject to substantial risks. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices.

Healthcare companies often must obtain and maintain regulatory approvals to market many of their products, change prices for certain regulated products and consummate some of their acquisitions and divestitures. Delays in obtaining or failing to obtain or maintain these approvals could reduce revenue or increase costs. Policy changes on the local, state and federal level, such as the expansion of the government’s role in the healthcare arena and alternative assessments and tax increases specific to the healthcare industry or healthcare products as part of federal health care reform initiatives, could fundamentally change the dynamics of the healthcare industry.

Investing in middle market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.

Investments in middle market companies involve the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that middle market companies:

•

may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained in connection with our investment;

•

have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•

are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•

generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, trustees and members of the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

We may not realize gains from our equity investments.

Certain investments that we may make could include warrants or other equity securities. In addition, we may make direct equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We intend to seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.

An investment strategy focused primarily on privately-held companies presents certain challenges, including, but not limited to, the lack of available information about these companies.

We intend to invest primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investments and, in turn, on us. Third, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns. Fourth, little public information generally exists about private companies. Further, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. The Adviser would typically assess an investment in a portfolio company based on the Adviser’s estimate of the portfolio company’s earnings and enterprise value, among other things, and these estimates may be based on limited information and may otherwise be inaccurate, causing the Adviser to make different investment decisions than it may have made with more complete information. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

A lack of liquidity in certain of our investments may adversely affect our business.

We intend to invest in certain companies whose securities are not publicly-traded or actively traded on the secondary market, and whose securities are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded debt commitments.

We may not have the funds or ability to make additional investments in our portfolio companies or to fund our unfunded debt commitments. After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant to purchase Shares. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

Our investments may include original issue discount and payment-in-kind instruments.

To the extent that we invest in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:

•

the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;

•

original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;

•

an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our gross assets and, as such, increases the Adviser’s future base management fees which, thus, increases the Adviser’s future income incentive fees at a compounding rate;

•

market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;

•	the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•	even if the conditions for income accrual under U.S. GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;

•

for accounting purposes, cash distributions to investors representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;

•

the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to Shareholders in order to maintain our ability to be subject to tax as a RIC; and

•	original issue discount may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

We may enter into a TRS agreement that exposes us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. The Company would typically have to post collateral to cover this potential obligation. To the extent the Company segregates liquid assets with a value equal (on a daily mark-to-market basis) to its obligations under TRS transactions, enters into offsetting transactions or otherwise covers such TRS transactions in accordance with applicable SEC guidance, the leverage incurred through TRS will not be considered a borrowing for purposes of the Company’s overall leverage limitation.

A TRS is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the TRS and the loans underlying the TRS. In addition, we may incur certain costs in connection with the TRS that could in the aggregate be significant. A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty.

We may enter into repurchase agreements.

Subject to our investment objective and policies, we may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by the Company of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that the Company will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). The Company does not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, the Company could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which the Company seeks to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, the Company generally will seek to liquidate such collateral. However, the exercise of the Company’s right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, the Company could suffer a loss.

We may enter into securities lending agreements.

We may from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such loan. The risks in lending portfolio securities, as with other extensions of credit, consist of possible delay in recovery of the securities or possible loss of rights in the collateral should the borrower fail financially. However, such loans will be made only to broker-dealers and other financial institutions that are believed by the Adviser to be of high credit standing. Securities loans are made to broker-dealers pursuant to agreements requiring that loans be continuously secured by collateral consisting of U.S. government securities, cash or cash equivalents (e.g., negotiable certificates of deposit, bankers’ acceptances or letters of credit) maintained on a daily mark-to-market basis in an amount at least equal at all times to the market value of the securities lent. If the Company enters into a securities lending arrangement, the Adviser, as part of its responsibilities under the Investment Advisory Agreement, will invest the Company’s cash collateral in accordance with the Company’s investment objectives and strategies. The Company will pay the borrower of the securities a fee based on the amount of the cash collateral posted in connection with the securities lending program. The borrower will pay to the Company, as the lender, an amount equal to any dividends or interest received on the securities lent.

The Company may invest the cash collateral received only in accordance with its investment objectives, subject to the Company’s agreement with the borrower of the securities. In the case of cash collateral, the Company expects to pay a rebate to the borrower. The reinvestment of cash collateral will result in a form of effective leverage for the Company.

Although voting rights or rights to consent with respect to the loaned securities pass to the borrower, the Company, as the lender, will retain the right to call the loans and obtain the return of the securities loaned at any time on reasonable notice, and it will do so in order that the securities may be voted by the Company if the holders of such securities are asked to vote upon or consent to matters materially affecting the investment. The Company may also call such loans in order to sell the securities involved. When engaged in securities lending, the Company’s performance will continue to reflect changes in the value of the securities loaned and will also reflect the receipt of interest through investment of cash collateral by the Company in permissible investments.

We may from time to time enter into credit default swaps or other derivative transactions which expose us to certain risks, including credit risk, market risk, liquidity risk and other risks similar to those associated with the use of leverage.

We may from time to time enter into credit default swaps or other derivative transactions that seek to modify or replace the investment performance of a particular reference security or other asset. These transactions are typically individually negotiated, non-standardized agreements between two parties to exchange payments, with payments generally calculated by reference to a notional amount or quantity. Swap contracts and similar derivative contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets. These investments may present risks in excess of those resulting from the referenced security or other asset. Because these transactions are not an acquisition of the referenced security or other asset itself, the investor has no right directly to enforce compliance with the terms of the referenced security or other asset and has no voting or other consensual rights of ownership with respect to the referenced security or other asset. In the event of insolvency of a counterparty, we will be treated as a general creditor of the counterparty and will have no claim of title with respect to the referenced security or other asset.

A credit default swap is a contract in which one party buys or sells protection against a credit event with respect to an issuer, such as an issuer’s failure to make timely payments of interest or principal on its debt obligations, bankruptcy or restructuring during a specified period. Generally, if we sell credit protection using a credit default swap, we will receive fixed payments from the swap counterparty and if a credit event occurs with respect to the applicable issuer, we will pay the swap counterparty par for the issuer’s defaulted debt securities and the swap counterparty will deliver the defaulted debt securities to us. Generally, if we buy credit protection using a credit default swap, we will make fixed payments to the counterparty and if a credit event occurs with respect to the applicable issuer, we will deliver the issuer’s defaulted securities underlying the swap to the swap counterparty and the counterparty will pay us par for the defaulted securities. Alternatively, a credit default swap may be cash settled and the buyer of protection would receive the difference between the par value and the market value of the issuer’s defaulted debt securities from the seller of protection.

Credit default swaps are subject to the credit risk of the underlying issuer. If we are selling credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, a credit event will occur and we will have to pay the counterparty. If we are buying credit protection, there is a risk that we will not properly assess the risk of the underlying issuer, no credit event will occur and we will receive no benefit for the premium paid.

A derivative transaction is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In some cases, we may post collateral to secure our obligations to the counterparty, and we may be required to post additional collateral upon the occurrence of certain events such as a decrease in the value of the reference security or other asset. In some cases, the counterparty may not collateralize any of its obligations to us. Derivative investments effectively add leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. In addition to the risks described above, such arrangements are subject to risks similar to those associated with the use of leverage. See “—Risks Related to Debt Financing.”

We may acquire various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our Shareholders.

We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. These financial instruments may be purchased on exchanges or may be individually negotiated and traded in over-the-counter markets. Use of such financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our Shareholders.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.

Technological innovations and industry disruptions.

Current trends in the market generally have been toward disrupting a traditional approach to an industry with technological innovation, and multiple young companies have been successful where this trend toward disruption in markets and market practices has been critical to their success. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that will compete with the Company and/or its investments or alter the market practices the Company’s strategy has been designed to function within and depend on for investment return. Any of these new approaches could damage the Company’s investments, significantly disrupt the market in which it operates and subject it to increased competition, which could materially and adversely affect its business, financial condition and results of investments.

C.Risks Related to the Adviser and Its Affiliates; Conflicts of Interest

The Adviser has limited prior experience managing a BDC.

Although the Adviser’s management team consists of substantially the same personnel that form the investment and operations teams that provided sub-advisory services to five FS Investments BDCs, neither the Adviser nor GSO has prior experience managing a BDC without a third-party partner.  Therefore, the Adviser may not be able to successfully operate our business or achieve our investment objectives.  As a result, an investment in our Shares may entail more risk than the shares of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to the other types of investment vehicles previously managed by the Adviser’s management team. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly-traded public companies. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or could force us to pay unexpected taxes and penalties, which could be material. The Adviser’s limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

The Adviser and its affiliates, including our officers and some of our trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our Shareholders.

The Adviser and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Adviser an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the average value of our gross assets at the end of the two most recently completed calendar quarters. Because the incentive fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Adviser to use leverage to increase the return on our investments. In addition, because the base management fee is based on the average value of our gross assets at the end of the two most recently completed calendar quarters, which includes any borrowings for investment purposes, the Adviser may be incentivized to recommend the use of leverage or the issuance of additional equity to make additional investments and increase the average value of our gross assets at the end of the two most recently completed calendar quarters. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor our Shareholders. Our compensation arrangements could therefore result in our making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest.”

We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

Our Investment Advisory Agreement entitles the Adviser to receive Pre-Incentive Fee Net Investment Income Returns regardless of any capital losses. In such case, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

In addition, any Pre-Incentive Fee Net Investment Income Returns may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

There may be conflicts of interest related to obligations that the Adviser’s senior management and Investment Team have to other clients.

The members of the senior management and Investment Team of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our Shareholders. Our investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. In particular, we will rely on the Adviser to manage our day-to-day activities and to implement our investment strategy. The Adviser and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, the Adviser, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated equipment funds. The Adviser and its officers and employees will devote only as much of its or their time to our business as the Adviser and its officers and employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

We rely, in part, on the Adviser to assist with identifying investment opportunities and making investment recommendations to the Adviser. The Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser, its affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of the Adviser and its affiliates in a manner that the Adviser deems necessary and appropriate. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest.”

The time and resources that individuals employed by the Adviser devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Adviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.

The Adviser and individuals employed by the Adviser are generally not prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may participate in certain transactions originated by the Adviser or its affiliates under our exemptive relief from the SEC that allows us to engage in co-investment transactions with the Adviser and its affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board) the Adviser may not have the opportunity to cause us to participate. Affiliates of the Adviser, whose primary business includes the origination of investments or investing in non-originated assets, engage in investment advisory business with accounts that compete with us. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest.”

Our Shares may be purchased by the Adviser or its affiliates.

The Adviser and its affiliates have purchased and in the future expect to purchase our Shares. The Adviser and its affiliates will not acquire any Shares with the intention to resell or re-distribute such Shares. The purchase of Shares by the Adviser and its affiliates could create certain risks, including, but not limited to, the following:

•	the Adviser and its affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our Shares; and
•	substantial purchases of Shares by the Adviser and its affiliates may limit the Adviser’s ability to fulfill any financial obligations that it may have to us or incurred on our behalf.

The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.

Our future success depends, to a significant extent, on the continued services of the officers and employees of the Adviser or its affiliates. The loss of services of one or more members of the Adviser’s management team, including members of our Investment Committee, could adversely affect our financial condition, business and results of operations.

The compensation we pay to the Adviser will be determined without independent assessment on our behalf, and these terms may be less advantageous to us than if such terms had been the subject of arm’s-length negotiations.

The Investment Advisory Agreement will not be entered into on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of compensation we pay the Adviser may be less favorable to us than they might have been had an investment advisory agreement been entered into through arm’s-length transactions with an unaffiliated third party.

The Adviser’s influence on conducting our operations gives it the ability to increase its fees, which may reduce the amount of cash flow available for distribution to our Shareholders.

The Adviser is paid a base management fee calculated as a percentage of our gross assets and unrelated to net income or any other performance base or measure. The Adviser may advise us to consummate transactions or conduct our operations in a manner that, in the Adviser’s reasonable discretion, is in the best interests of our Shareholders. These transactions, however, may increase the amount of fees paid to the Adviser. The Adviser’s ability to influence the base management fee paid to it by us could reduce the amount of cash flow available for distribution to our Shareholders.

D.Risks Related to Business Development Companies

The requirement that we invest a sufficient portion of our assets in Qualifying Assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a BDC.

As a BDC, we may not acquire any assets other than Qualifying Assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are Qualifying Assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not Qualifying Assets. Conversely, if we fail to invest a sufficient portion of our assets in Qualifying Assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a registered closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined under the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage meets the threshold set forth in the 1940 Act immediately after each such issuance. The 1940 Act currently requires an asset coverage of at least 150% (i.e., the amount of debt may not exceed two-thirds of the value of our assets). Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately-owned competitors, which may lead to greater Shareholder dilution.

For U.S. federal income tax purposes, we are required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for RIC tax treatment and thus become subject to corporate-level income tax.

We expect to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

Under the 1940 Act, we generally are prohibited from issuing or selling our Shares at a price per Share, after deducting selling commissions and dealer manager fees, that is below our NAV per Share, which may be a disadvantage as compared with other public companies. We may, however, sell our Shares, or warrants, options or rights to acquire our Shares, at a price below the current NAV of our Shares if our Board, including our independent trustees, determine that such sale is in our best interests and the best interests of our Shareholders, and our Shareholders, as well as those Shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions

(including certain co-investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, trustees, investment advisers, sub-advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by the Adviser, or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We have obtained exemptive relief from the SEC that allows us to engage in co-investment transactions with the Adviser and its affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board) the Adviser may not have the opportunity to cause us to participate.

We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of Shares will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other expenses. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to create and maintain a broad portfolio of investments and achieve our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our Shareholders.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. As a non-diversified investment company, we are not subject to this requirement. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company or to a general downturn in the economy. However, we will be subject to the diversification requirements applicable to RICs under Subchapter M of the Code.

E.Risks Related to Debt Financing

We borrow money, which magnifies the potential for loss on amounts invested in us and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our Shareholders, and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. When we use leverage to partially finance our investments, through borrowing from banks and other lenders, Shareholders will experience increased risks of investing in our Shares. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our Shareholders. In addition, our Shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser.

We may use leverage to finance our investments. The amount of leverage that we employ will depend on the Adviser’s and our Board’ assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to Shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any Preferred Shares that we may issue in the future, of at least 150%. If this ratio were to fall below 150%, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to Shareholders may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we will employ will be subject to oversight by our Board, a majority of whom are independent trustees with no material interests in such transactions.

Although borrowings by the Company have the potential to enhance overall returns that exceed the Company’s cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Company’s cost of funds. In addition, borrowings by the Company may be secured by the investors’ Capital Commitments as well as by the Company’s assets and the documentation relating to such borrowing may provide that during the continuance of a default under such borrowing, the interests of the investors may be subordinated to such borrowing.

We may default under our credit facilities.

In the event we default under our credit facilities or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in a credit facility may limit our investment discretion.

A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In connection with one or more credit facilities entered into by the Company, distributions to Shareholders may be subordinated to payments required in connection with any indebtedness contemplated thereby.

In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

The following table illustrates the effect of leverage on returns from an investment in our Shares assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

		Assumed Return on Our Portfolio (Net of Expenses)
		-10.00%	-5.00%	0.00%	5.00%	10.00%
	Corresponding return to common stockholder (1)	-28.19%	-16.03%	-3.87%	8.29%	20.45%

(1)

Based on (i) $574.7 million in total assets including deferred financing costs as of December 31, 2018, (ii) $185.0 million in outstanding indebtedness as of December 31, 2018, (iii) $236.4 million in net assets as of December 31, 2018 and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2018, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.95%.

Based on an outstanding indebtedness of $185.0 million as of December 31, 2018, and the weighted average effective annual interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.95% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 1.59% to cover annual interest payments on the outstanding debt. For more information on our indebtedness, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

Changes in interest rates may affect our cost of capital and net investment income.

Since we use debt to finance a portion of our investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in the amount of incentive fees payable to the Adviser with respect to pre-incentive fee net investment income.

F.Federal Income Tax Risks

Recent tax reform may have an adverse impact on investors in our Shares.

On December 20, 2017, Congress passed (and the President subsequently signed on December 22, 2017) an extensive overhaul of the Code (the “Tax Legislation”). The Tax Legislation makes significant changes to the taxation of individuals and corporations, which may have an adverse impact on investors in our Shares. Potential investors should consult their tax advisors about the Tax Legislation and its potential impact on making an investment in our Shares.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and asset diversification requirements. If we do not qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Moreover, under the Tax Legislation, we generally will be required to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments, such as original issue discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discount and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our Shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus become subject to corporate-level income tax.

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, a non-corporate Shareholder will be taxed as though it received a distribution of some of our expenses.

A “publicly offered regulated investment company” or “publicly offered RIC” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the 1933 Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are a RIC that is not a publicly offered RIC for any period, a non-corporate Shareholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the Shareholder and will be treated as miscellaneous itemized deductions that are deductible only to the extent permitted by applicable law. Pursuant to the Tax Legislation, however, such expenses will not be deductible by any such Shareholder for tax years that begin prior to January 1, 2026.

Some of our investments may be subject to corporate-level income tax.

We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).

Our portfolio investments may present special tax issues.

The Company expects to invest in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for the Company. U.S. federal income tax rules are not entirely clear about issues such as when the Company may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by the Company, to the extent necessary, to preserve its status as a RIC and to distribute sufficient income to not become subject to U.S. federal income tax.

Legislative or regulatory tax changes could adversely affect investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our Shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our Shares or the value or the resale potential of our investments.

G.Risks Related to an Investment in the Shares

Investors in offerings after the initial closing could receive fewer Shares than anticipated.

The purchase price per Shares in any drawdown of Capital Commitments after the Initial Drawdown is expected to be based on the NAV per Share. As a result, in the event of an increase in our NAV per Share, the purchase price for Shares purchased in any drawdown may be higher than the prior quarterly NAV per Share, and therefore an investor may receive a smaller number of Shares than if it had purchased Shares in a prior issuance. Additionally, in order to more fairly allocate such expenses among all Shareholders, investors subscribing after the Initial Drawdown Date will be required to bear a pro rata portion of our organizational expenses at the time of their first investment in us.

If we are unable to raise substantial funds, then we will be more limited in the number and type of investments we may make, our expenses may be higher relative to our total assets, and the value of a Shareholder’s investment in us may be reduced in the event our assets under-perform.

Amounts that we raise may not be sufficient for us to purchase a broad portfolio of investments. To the extent that less than the maximum number of Shares is subscribed for, the opportunity for us to purchase a broad portfolio of investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base.  If we are unable to raise substantial funds, we may not achieve certain economies of scale and our expenses may represent a larger proportion of our total assets.

We may have difficulty paying distributions and the tax character of any distributions is uncertain.

We generally intend to distribute substantially all of our available earnings annually by paying distributions on a quarterly basis, as determined by the Board in its discretion. We cannot assure Shareholders that we will achieve investment results that will allow us to make a specified level of cash distributions (particularly during the early stages of our operations) or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, if we enter into a credit facility or any other borrowing facility, for so long as such facility is outstanding, we anticipate that we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.

Furthermore, the tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a taxable year may not finally be determined until after the end of that taxable year. We may make distributions during a taxable year that exceed our investment company taxable income and net capital gains for that taxable year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a Shareholder’s tax basis in the Shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such Shares. A return of capital generally is a return of a Shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from the proceeds of the sale of our Shares or from borrowings in anticipation of future cash flow, which could constitute a return of Shareholders’ capital and will lower such Shareholders’ tax basis in our Shares, which may result in increased tax liability to Shareholders when they sell such Shares.

An investment in our Shares will have limited liquidity.

Our Shares constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time prior to an Exchange Listing. There can be no guarantee that we will conduct an Exchange Listing. Investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company.  A Shareholder generally may not sell, assign or transfer its Shares without prior written consent of the Adviser, which the Adviser may grant or withhold in its sole discretion.  Except in limited circumstances for legal or regulatory purposes, Shareholders are not entitled to redeem their Shares.  Shareholders must be prepared to bear the economic risk of an investment in our Shares for an indefinite period of time.  While we may undertake an Exchange Listing, there can be no assurance that such a listing will be successfully completed.  Furthermore, an Exchange Listing does not ensure that an actual market will develop for a listed security.

Furthermore, should there be an Exchange Listing, Shareholders may be subject to lock-up restrictions pursuant to which they will be prohibited from selling our Shares for a certain period after the date of such Exchange Listing.  The specific terms of this restriction and any other limitations on the sale of our Shares in connection with or following an Exchange Listing will be agreed in advance between our Board and the Adviser, acting on behalf of our investors, and the underwriters of the Exchange Listing or other similar institutions acting on our behalf in connection with the Exchange Listing.  There can be no assurance that our Shares will be offered in an Exchange Listing.

Certain investors will be subject to 1934 Act filing requirements.

Because our Shares are registered under the 1934 Act, ownership information for any person who beneficially owns 5% or more of our Shares will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our Shareholders who choose to reinvest their dividends may see their percentage stake in the Company increased to more than 5%, thus triggering this filing requirement. Each Shareholder is responsible for determining their filing obligations and preparing the filings. In addition, our Shareholders who hold more than 10% of a class of our Shares may be subject to Section 16(b) of the 1934 Act, which recaptures for the benefit of the Company profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.

Special considerations for certain benefit plan investors.

We intend to conduct our affairs so that our assets should not be deemed to be “plan assets” within the meaning of the Plan Asset Regulations Labor. The fiduciary of each prospective benefit plan investor must independently determine that our Shares are an appropriate investment for such plan, taking into account the fiduciary’s obligations under ERISA, the Code and applicable similar laws, and the facts and circumstances of each investing benefit plan investor.

No Shareholder approval is required for certain mergers.

Our Board may undertake to approve mergers between us and certain other funds or vehicles.  Subject to the requirements of the 1940 Act and, after an Exchange Listing, the applicable stock exchange rules, such mergers will not require Shareholder approval so Shareholders will not be given an opportunity to vote on these matters unless such mergers are reasonably anticipated to result in a material dilution of the NAV per Share of the Company.  These mergers may involve funds managed by affiliates of GSO.  The Board may also convert the form and/or jurisdiction of organization, including to take advantage of laws that are more favorable to maintaining board control in the face of dissident Shareholders.

Shareholders may experience dilution.

Shareholders will not have preemptive rights to subscribe to or purchase any Shares issued in the future.  Investors in earlier closings during the Initial Closing Period will be diluted by investors in later closings during the Initial Closing Period.  This dilution will be accelerated because purchases of our Shares will generally be made first by holders with the largest percentage of their Initial Capital Commitments undrawn and then, once all holders have the same percentage of undrawn Initial Capital Commitments outstanding, pro rata in accordance with remaining Initial Capital Commitments of all investors.

To the extent we issue additional Shares, including in a public offering or following a Subsequent Closing, a Shareholder’s percentage ownership interest in the Company will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, a Shareholder may also experience dilution in the NAV and fair value of our Shares.

There are severe economic consequences for defaulting Shareholders.

If Shareholders fail to fund their commitment obligations or to make required capital contributions when due, the Company’s ability to complete its investment program or otherwise continue operations may be substantially impaired. A Shareholder’s failure to fund such amounts when due may cause that Shareholder to become a defaulting Shareholder. A defaulting Shareholder will have ten days to cure its deficiency following the required funding date, after which the defaulting Shareholder may forfeit its right to participate in future investments and 50% of its Shares may be transferred to the non-defaulting Shareholders on a pro rata basis.  If a substantial number of Shareholders become defaulting Shareholders, this may severely limit opportunities for investment diversification and would likely reduce returns to the Company and restrict the Company’s ability to meet loan obligations. Any single defaulting Shareholder could cause substantial costs to be incurred by the Company if such default causes the Company to fail to meet its contractual obligations or if the Company must pursue remedial action against such Shareholder.

If the Company fails to meet its contractual obligations related to a portfolio investment due to a defaulting Shareholder, the relevant portfolio company may have a cause of action against the Company, which may include a claim against assets of the Company other than the Company’s interest in such portfolio company.  A creditor of the Company (including a portfolio company with respect to which the Company has failed to meet its contractual obligations) will not be bound to satisfy its claims from the assets attributable to a particular portfolio investment and such creditor generally may seek to satisfy its claims from the assets of the Company as a whole.  As a result, if a creditor’s claims relating to a particular portfolio investment exceed the net assets attributable to that portfolio investment, the remaining assets of the Company will likely be subject to such claim.

Investing in our Shares involves a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our Shares not be suitable for someone with lower risk tolerance.

The NAV of our Shares may fluctuate significantly.

The NAV and liquidity, if any, of the market for our Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•	loss of RIC or BDC status;
•	changes in earnings or variations in operating results;
•	changes in the value of our portfolio of investments;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by Shareholders;
•	departure of either the Adviser or certain of its respective key personnel;
•	general economic trends and other external factors; and
•	loss of a major funding source.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located at 345 Park Avenue, 31st floor, New York, New York 10154 and are provided by the Administrator in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is not currently, and until an Exchange Listing we do not expect there to be, a public market for our Shares, nor can we give any assurance that one will develop.

Our Shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our Adviser consents to such transfer and (ii) the Shares is registered under applicable securities laws or specifically exempted from registration (in which case the Shareholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the Shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on our Shares and to execute such other instruments or certifications as we may reasonably require.

Holders

As of March 18, 2019, there were 1,889 holders of record of our Shares.

Dividends

We generally intend to distribute, out of assets legally available for distribution, substantially all of our available earnings, on a quarterly basis, as determined by the Board in its discretion. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

During the period from November 20, 2018 (commencement of operations) to December 31, 2018, there were no dividends declared.

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Item 6. Selected Financial Data.

The following table below sets forth our selected consolidated historical financial data for the period from November 20, 2018 (commencement of operations) to December 31, 2018. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which is included elsewhere in this Form 10-K.

The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto and “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report (dollar amounts in thousands, expect for per share data).

Period Ended
December 31, 2018
Consolidated Statement of Operations Data
Investment income:
Total investment income	$3,174
Expenses:
Net expenses (including excise tax expense)	1,887
Net investment income	1,287
Net unrealized appreciation (depreciation)	(3,650)
Net realized gain (loss)	(581)
Net increase (decrease) in net assets resulting from operations	$(2,944)
Per share data
Net investment income per share (basic and diluted)	$0.17
Earnings (loss) per share (basic and diluted)	$(0.39)

December 31, 2018
Consolidated Balance Sheet Data
Cash and cash equivalents	$6,228
Investments at fair value	545,325
Total assets	574,743
Total debt	185,000
Total liabilities	338,378
Total net assets	236,365
Net asset value per share	$24.57

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K “Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K “Risk Factors.”  Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.  The period ended December 31, 2018 represents the period from November 20, 2018 (commencement of operations) to December 31, 2018.

Overview and Investment Framework

The Company is a newly formed Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated as a RIC under the Code. We are managed by our Adviser. The Administrator will provide the administrative services necessary for us to operate.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation.

Under normal market conditions, we expect to invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in secured debt investments (including investments that are secured by equity interests). We anticipate that our portfolio will be composed primarily of first lien senior secured and unitranche loans (including first out/last out loans), generally with total investment sizes less than $300 million, which criteria may change from time to time. To a lesser extent, we may also invest in second lien, third lien, unsecured or subordinated loans, generally with total investment sizes less than $100 million, which criteria may change from time to time, and other debt and equity securities. We do not expect to focus on investments in issuers that are distressed or in need of rescue financing.

We commenced our loan origination and investment activities contemporaneously with the Initial Drawdown on November 20, 2018.  The proceeds from the Initial Drawdown and availability under our credit facilities provided us with the necessary seed capital to commence operations.  See “—Financial Condition, Liquidity and Capital Resources—Borrowings.” We have entered into Warehousing Transactions that provide for the purchase of certain investments in connection with our commencement of operations. See “—Off-Balance Sheet Arrangements—Warehousing Transactions.”  We anticipate raising additional equity capital for investment purposes through additional closings under the Private Offering.

Key Components of Our Results of Operations

Investments

We focus primarily on loans and securities, including syndicated loans, of private U.S. companies, specifically small and middle market companies, which we define as companies with annual revenue of $50 million to $2.5 billion, at the time of investment. Specifically, we expect to target companies with $25 million to $75 million of EBITDA. In many market environments, we believe such a focus offers an opportunity for superior risk-adjusted returns.

Our level of investment activity (both the number of investments and the size of each investment) can and will vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment, trading prices of loans and other securities and the competitive environment for the types of investments we make.

Revenues

We generate revenues in the form of interest income from the debt securities we hold and dividends and capital appreciation on either direct equity investments or equity interests obtained in connection with originating loans, such as options, warrants or conversion rights.  Our debt investments typically have a term of five to eight years and bear interest at floating rates on the basis of a benchmark such as LIBOR. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments may provide for deferred interest payments or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date.

In addition, we generate revenue in the form of commitment, loan origination, structuring or diligence fees, fees for providing managerial assistance to our portfolio companies, and possibly consulting fees.

Expenses

Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (a) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (b) our allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for us; and (iii) any internal audit group personnel of Blackstone or any of its affiliates; and (c) all other expenses of our operations and transactions.

With respect to (i) above, if actual organization and offering costs incurred exceed 0.10% of our total Capital Commitments, the Adviser or its affiliates will bear the excess costs.  To the extent our Capital Commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on our behalf provided that the total organization and offering costs borne by the us do not exceed 0.10% of total Capital Commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement.  Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in our Private Offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of our cap on organization and offering expenses.

From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services. We will reimburse the Adviser, Administrator or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. In this regard, the Administrator has waived the right to be reimbursed for rent and related occupancy costs. However, the Administrator may seek reimbursement for such costs in future periods. All of the foregoing expenses will ultimately be borne by our Shareholders, subject to the cap on organization and offering expenses described above.

Costs and expenses of the Administrator and the Adviser that are eligible for reimbursement by us will be reasonably allocated to the Company on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.

On December 12, 2018, we entered into an Expense Support Agreement with the Adviser.  The Expense Support Agreement provides that, at such times as the Adviser determines, the Adviser may pay certain Expense Payments of the Company, provided that no portion of the payment will be used to pay any interest expense of ours. Such Expense Payment will be made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from the Adviser to pay such expense, and/or by an offset against amounts due from us to the Adviser or its affiliates. Following any calendar quarter in which Available Operating Funds (as defined in the Expense Support Agreement) exceed Excess Operating Funds, we shall pay Reimbursement Payments to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter have been reimbursed. The amount of the Reimbursement Payment for any calendar quarter shall equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser. The Expense Support Agreement provides additional restrictions on the amount of each Reimbursement Payment for any calendar quarter. The Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, so that such Reimbursement Payment may be reimbursable in a future calendar quarter.

Hedging

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks, but we do not generally intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to our business or results of operations. These hedging activities, which will be in compliance with applicable legal and regulatory requirements, may include the use of futures, options and forward contracts. We will bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

Portfolio and Investment Activity

From the beginning of our investment activities in November 2018 until December 31, 2018, we acquired $616.9 million aggregate principal amount of investments (including $54.7 million of unfunded commitments), $393.4 million of which were directly originated loans and anchor orders in syndicated loans and $223.5 million of which were broadly syndicated loans (including, in each case, investments made through warehousing arrangements).

As of December 31, 2018, based on fair value, our portfolio consisted of 98.84% first lien debt investments and 1.16% second lien debt investments. As of December 31, 2018, our weighted average total yield of debt and income producing securities at fair value was 8.76%, and our weighted average total yield of debt and income producing securities at amortized cost was 8.70%. As of December 31, 2018 we had investments in 61 portfolio companies with an aggregate fair value of $545.3 million.

Our investment activity for the period ended December 31, 2018 is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands).

Period Ended
December 31, 2018
Investments:
Total investments, beginning of period	$—
New investments purchased	549,058
Net accretion of discount on investments	127
Investments sold or repaid	(432)
Total investments, end of period	$548,753
Amount of investments funded at principal
First lien debt investments	$555,449
Second lien debt investments	6,381
Total	$561,830
Proceeds from investments sold or repaid:
First lien debt investments	$(432)
Second lien debt investments	—
Total	$(432)
Number of portfolio companies	61
Weighted average yield on debt and income producing investments, at amortized cost(1)	8.70%
Weighted average yield on debt and income producing investments, at fair value(1)	8.76%
Percentage of debt investments bearing a floating rate	100%
Percentage of debt investments bearing a fixed rate	0%

(1)

Computed as (a) the annual stated interest rate or yield plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on accruing debt included in such securities, divided by (b) total first lien and second lien debt at fair value included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

As of December 31, 2018, our investments consisted of the following (dollar amounts in thousands):

	December 31, 2018
	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$542,395	$538,983	98.84%
Second lien debt	6,358	6,342	1.16%
Total	$548,753	$545,325	100.00%

Active management of our investments is performed by the team responsible for making the initial investment. The Adviser believes that actively managing an investment allows the Investment Team to identify problems early and work with companies to develop constructive solutions when necessary. The Adviser will monitor our portfolio with a focus toward anticipating negative credit events. In seeking to maintain portfolio company performance and help to ensure a successful exit, the Adviser will work closely with, as applicable, the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.

Typically, GSO will receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics typically on a quarterly basis from portfolio companies. GSO will use this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects.

Results of Operations

Comparative financial statements are not presented as we had yet to be capitalized and had neither incurred expenses nor generated revenues for the year ago period. We were initially capitalized on September 14, 2018 and commenced our operations on November 20, 2018. The following table represents the operating results for the period from November 20, 2018 (commencement of operations) to December 31, 2018 (dollar amounts in thousands):

Period Ended
December 31, 2018
Total investment income	$3,174
Net expenses	(1,835)
Net investment income before excise tax	1,339
Excise tax expense	(52)
Net investment income	1,287
Net unrealized appreciation (depreciation)	(3,650)
Net realized gain (loss)	(581)
Net increase (decrease) in net assets resulting from operations	$(2,944)

Investment Income

Investment income for the period ended December 31, 2018, was as follows (dollar amounts in thousands):

Period Ended
December 31, 2018
Interest income	$3,174
Total investment income	$3,174

For the period ended December 31, 2018, total investment income was driven by our deployment of capital and increased invested balance of investments.  The size of our investment portfolio increased to $545.3 million at fair value at December 31, 2018 and all investments were income producing senior secured debt investments.  There are no loans on non-accrual status as of December 31, 2018.

Expenses

Expenses for the period ended December 31, 2018 were as follows (dollar amounts in thousands):

Period Ended
December 31, 2018
Interest expense	$1,351
Management fees	309
Professional fees	212
Board of Trustees' fees	177
Administrative service fees	362
Other general and administrative	333
Organization costs	670
Amortization of offering costs	117
Excise tax expense	52
Total expenses (including excise tax expense)	3,583
Expense support	(1,696)
Net expenses (including excise tax expense)	$1,887

For the period ended December 31, 2018, net expenses were primarily comprised of interest expense of $1.4 million, management fees of $0.3 million, administrative service fees of $0.4 million, organization costs of $0.7 million, and other expenses of $0.8 million; offset by expense support by the Adviser of $1.7 million.

Interest expense for the period ended December 31, 2018 was driven by $162.0 million of average borrowings (at an average effective interest rate was 4.95%) under our credit facilities related to borrowing for investments. Management fees for the period ended December 31, 2018 were driven by our deployment of capital.  For the period ended December 31, 2018, there were no incentive fees related to pre-incentive fee net investment income and no accrued capital gains incentive fees based on our cumulative net realized and unrealized depreciation as of period end. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.

Organization costs and offering costs, include expenses incurred in our initial formation and our Private Offering. Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of us. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for us. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. Expense support consists of expense payments for our expenses that the Adviser has committed to pay which are subject to reimbursement to the Adviser at a future date.

The Adviser may elect to make Expense Payments on our behalf, subject to future Reimbursement Payments pursuant to the Expense Support Agreement described above in “—Key Components of Our Results of Operations—Expenses.”

Income Taxes, Including Excise Taxes

We intend to elect to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our Shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our Shareholders, which generally relieve us from corporate-level U.S. federal income taxes.

Depending on the level of taxable income earned in a tax year, we may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from the current tax year into the next tax year and pay a nondeductible 4% U.S. federal excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such income, we will accrue excise tax on estimated excess taxable income.

For the period ended December 31, 2018, we incurred $0.05 million of U.S. federal excise tax.

Net Realized Gain (Loss) and Net Unrealized Gain (Loss)

We fair value our portfolio investments and forward purchase obligation quarterly and any changes in fair value are recorded as unrealized gains or losses.  During the period ended December 31, 2018, we had a net realized loss of $0.6 million relating to our acquisition of the Syndicated Warehouse (discussed below).  Net unrealized gains (losses) on our investment portfolio were comprised of the following (dollar amounts in thousands):

Period Ended December 31, 2018
Net unrealized gain (loss) on investments	$(3,428)
Net unrealized gain (loss) on forward purchase obligation	(222)
Net unrealized gain (loss) on investments	$(3,650)

Financial Condition, Liquidity and Capital Resources

We generate cash from the net proceeds from the drawdown of Capital Commitments, proceeds from net borrowings on our credit facilities and income earned on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating loans and purchases of senior secured debt investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of any borrowings and (iv) cash distributions to the holders of our Shares.

As of December 31, 2018, we had three revolving credit facilities outstanding, as described in “—Borrowings” below. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2018, we had an aggregate amount of $185.0 million of senior securities outstanding and our asset coverage ratio was 227.8%. The independent members of our Board and our sole initial shareholder approved our asset coverage limit of 150% pursuant to Section 61(a)(2) of the 1940 Act effective September 25, 2018. As of such date, our initial shareholder was the only holder of our Shares and it waived the right to receive repurchase offers pursuant to Section 61(a)(2)(D)(ii) of the 1940 Act. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of December 31, 2018, taken together with our $715.0 million of available capacity under our credit facilities (subject to borrowing base availability) and our $712.9 million of uncalled Capital Commitments is expected to be sufficient for our investing activities and to conduct our operations in the near term.

As of December 31, 2018, we had $6.2 million in cash and cash equivalents. During the period ended December 31, 2018, cash used in operating activities was $349.8 million, primarily as a result of funding portfolio investments of $428.1 million, the purchase of the equity interests in the Syndicated Warehouse (discussed below), net of cash of $24.0 million; partially offset by a decrease in receivables for investments sold of $12.0 million and an increase in payables for investments purchased of $86.8 million.  Lastly, cash provided by financing activities was $356.0 million during the period, which was the result of proceeds from the issuance of Shares of $239.3 million, net borrowings on our credit facilities of $120.0 million, partially offset by deferred financing costs paid of $2.6 million.

Equity

The following table summarizes the total Shares issued and proceeds received related to our initial capitalization and capital drawdowns delivered pursuant to the Subscription Agreements for the period ended December 31, 2018 (dollar amounts in thousands except for share data, unless otherwise noted):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
September 14, 2018	60	$2
November 20, 2018	5,671,181	141,780
December 13, 2018	3,950,078	97,527
Total	9,621,319	$239,309

During the period ended December 31, 2018, we entered into Subscription Agreements with a number of investors, including affiliates of our Adviser, providing for the private placement of our Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our Shares up to the amount of their respective capital commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of December 31, 2018, we had received Capital Commitments totaling $952.2 million, of which $15.0 million was from an affiliate of the Adviser.

Borrowings

Subscription Facility

On November 6, 2018, we entered into a revolving credit facility (the “Subscription Facility”) with Bank of America, N.A., as the administrative agent, the sole lead arranger, the letter of credit issuer and a lender, and the other lenders from time to time party thereto.

The maximum commitment amount of the Subscription Facility is $200 million, subject to availability under the borrowing base, which is based on the undrawn capital commitments of our investors, and restrictions imposed on borrowings under the 1940 Act.  The maximum commitment amount of the Subscription Facility may be increased to $400 million through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing.  We are permitted to borrow under the Subscription Facility for any purpose permitted under its constituent documents.

Borrowings under the Subscription Facility bear interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 2.00% or (ii) in the case of reference rate loans, the greatest of (A) the prime rate plus 1.00%, (B) the federal funds rate plus 1.50%, and (C) one-month adjusted LIBOR plus 2.00%. Loans may be converted from one rate to another at any time at our election, subject to certain conditions. We will pay an unused commitment fee equal to (x) 0.30% per annum when the outstanding principal obligations are less than 50% of the maximum commitment and (y) 0.25% per annum when the outstanding principal obligations are greater than or equal to 50% of the maximum commitment.

The Subscription Facility will mature upon the earliest of: (i) November 6, 2019 (the “Stated Maturity Date”); (ii) the date upon which the administrative agent declares the obligations under the Subscription Facility due and payable after the occurrence of an event of default; (iii) 30 days prior to the termination of our constituent documents; (iv) 30 days prior to the date on which our ability to call capital contributions for the purpose of repaying the obligations under the Subscription Facility is terminated; and (v) the date we terminate the lender commitments pursuant to the Subscription Facility. The Stated Maturity Date may be extended, at our option, for two additional terms not longer than 364 days each, subject to customary conditions, including (x) the consent of the administrative agent and the extending lenders and (y) payment of an extension fee.

The Subscription Facility is secured by a pledge of our right, title, and interest in and to the undrawn capital commitments of our investors. The Subscription Facility includes customary affirmative and negative covenants and consent rights granted to the lenders, as well as usual and customary events of default for revolving credit facilities of this nature.

JPM SPV Facility

On November 16, 2018, Jackson Hole Funding LLC (“Jackson Hole Funding”), our wholly-owned subsidiary that holds primarily originated loan investments, entered into a senior secured revolving credit facility (as amended from time to time, the “JPM SPV Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent, Citibank, N.A., serves as collateral agent and securities intermediary, Virtus Group, LP serves as collateral administrator and we serve as portfolio manager under the JPM SPV Facility.

Advances under the JPM SPV Facility bear interest at a per annum rate equal to the three-month LIBOR in effect, plus the applicable margin of 2.50% per annum. Jackson Hole Funding will also pay a commitment fee of 0.60% per annum (or 0.375% per annum until the date that is nine months from the date the JPM SPV Facility was entered into), commencing 60 days after the Closing Date, on the average daily unused amount of the financing commitments until the third anniversary of the JPM SPV Facility.

The initial principal amount of the JPM SPV Facility is $300 million. The JPM SPV Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM SPV Facility to up to $600 million. Proceeds from borrowings under the JPM SPV Facility may be used to fund portfolio investments by Jackson Hole Funding and to make advances under delayed draw term loans where Jackson Hole Funding is a lender. The period during which Jackson Hole Funding may make borrowings under the JPM SPV Facility expires on November 16, 2021 and the JPM SPV Facility is scheduled to mature on May 16, 2023 (“Maturity Date”).

Jackson Hole Funding’s obligations to the lenders under the JPM SPV Facility are secured by a first priority security interest in Jackson Hole Funding’s portfolio of investments and cash. The obligations of Jackson Hole Funding under the JPM SPV Facility are non-recourse to us, and our exposure under the JPM SPV Facility is limited to the value of its investment in Jackson Hole Funding.

In connection with the JPM SPV Facility, Jackson Hole Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM SPV Facility contains customary events of default for similar financing transactions, including if a change of control of Jackson Hole Funding occurs or if the we are no longer the portfolio manager of Jackson Hole Funding. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM SPV Facility immediately due and payable.

The occurrence of an event of default (as described above) or a market value event (as defined in the JPM SPV Facility) triggers a requirement that Jackson Hole Funding obtain the consent of JPM prior to entering into any sale or disposition with respect to portfolio assets, and the occurrence of a market value event triggers the right of JPM to direct Jackson Hole Funding to enter into sales or dispositions with respect to any portfolio assets, in each case in JPM’s sole discretion.

BNP SPV Facility

On December 21, 2018, Breckenridge Funding LLC (“Breckenridge Funding”), our wholly-owned subsidiary that holds primarily syndicated loan investments, entered into a senior secured revolving credit facility (as amended from time to time, the “BNP SPV Facility”) with BNP Paribas (“BNP”). BNP serves as administrative agent, Wells Fargo Bank, National Association serves as collateral agent and we serve as servicer under the BNP SPV Facility.

Advances under the BNP SPV Facility bear interest at a per annum rate equal to the three-month LIBOR in effect, plus an applicable margin of 1.50% (or 1.25% prior to the first payment date on June 20, 2019) to 2.15% per annum depending on the nature of the advances being requested under the facility. Breckenridge Funding will also pay a commitment fee of 0.70% per annum if the unused facility amount is greater than 50% or 0.35% per annum if the unused facility amount is less than or equal to 50% and greater than 25%, commencing six months after the closing date of the BNP SPV Facility, on the average daily unused amount of the financing commitments until the third anniversary of the BNP SPV Facility.

The maximum commitment amount of the BNP SPV Facility is $400 million. Proceeds from borrowings under the BNP SPV Facility may be used to fund portfolio investments by Breckenridge Funding and to make advances under delayed draw and revolving loans where Breckenridge Funding is a lender. The period during which Breckenridge Funding may make borrowings under the BNP SPV Facility expires on December 21, 2021 (or such later date as may be agreed by Breckenridge Funding, BNP, as administrative agent, and the lenders under the BNP SPV Facility) and the BNP SPV Facility is scheduled to mature on December 21, 2023.

Breckenridge Funding’s obligations to the lenders under the BNP SPV Facility are secured by a first priority security interest in all of Breckenridge Funding’s portfolio of investments and cash. The obligations of Breckenridge Funding under the BNP SPV Facility are non-recourse to us, and our exposure under the BNP SPV Facility is limited to the value of its investment in Breckenridge Funding.

In connection with the BNP SPV Facility, Breckenridge Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BNP SPV Facility contains customary events of default for similar financing transactions, including if a change of control of Breckenridge Funding occurs or if we are no longer the servicer of Breckenridge Funding. Upon the occurrence and during the continuation of an event of default, BNP may declare the outstanding advances and all other obligations under the BNP SPV Facility immediately due and payable. The occurrence of an event of default (as described above) suspends the ability of Breckenridge Funding to acquire or sell additional assets.

At December 31, 2018, our outstanding debt obligations were as follows (dollar amounts in thousands):

	December 31, 2018
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$200,000	$—	$—	$200,000	$174,032
JPM SPV Facility	300,000	120,000	120,000	180,000	22,966
BNP SPV Facility	400,000	65,000	65,000	335,000	5,183
Total	$900,000	$185,000	$185,000	$715,000	$202,181

(1)	The unused portion is the amount upon which commitment fees, if any, are based.
(2)	The amount available reflects any limitations related to each respective credit facility’s borrowing base.

For the period ended December 31, 2018, the weighted average interest rate on all borrowings outstanding was 4.95%, and the average principal debt outstanding was $162.0 million.

Off-Balance Sheet Arrangements

Portfolio Company Commitments

Our investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements.  As of December 31, 2018 we had five delayed draw terms loans with an aggregate of $54.7 million of unfunded commitments.

Warehousing Transactions

We entered into two Warehousing Transactions whereby we agreed, subject to certain conditions, to purchase certain assets from  parties unaffiliated with the Adviser. Such Warehousing Transactions were designed to assist us in deploying capital upon receipt of drawdown proceeds. The Middle Market Warehouse relates primarily to originated or anchor investments in middle market loans.  The Syndicated Warehouse related primarily to broadly syndicated loans prior to the acquisition of the equity interests of the Syndicated Warehouse by us and merger of the Syndicated Warehouse with our wholly-owned subsidiary, as described below. See—“Item 1A.—Risk Factors — Risks Related to an Investment in the Shares — Risks related to the Warehousing Transactions.”

Middle Market Warehouse

On September 10, 2018, we entered into a Warehousing Transaction for primarily middle market loans with a  warehouse provider unaffiliated with the Adviser.  The warehouse investments for the Middle Market Warehouse are ultimately selected by the warehouse provider, in its sole discretion, for an account which it solely controls.  Recommendations for such investments are made on a non-discretionary basis by an affiliate of the Adviser, but only if the Adviser has determined the investment is desirable for us.  We are party to a forward purchase agreement (included as an exhibit to the Form 10 Registration Statement) pursuant to which we agree to purchase certain assets held in the Middle Market Warehouse at a purchase price based on the cost of the asset to the warehouse provider plus amounts of unpaid interest, original issue discount and structuring fees accrued to the warehouse provider during the time the warehouse provider owned the asset.

Under the Middle Market Warehouse, we have until the maturity date of September 10, 2019, which is one year from the commencement date of the warehouse, to purchase the assets in the warehouse.  Additionally, the obligation to purchase assets from the warehouse provider is contingent on us raising sufficient funds to purchase such assets.  The obligation to purchase such assets is also contingent on the assets meeting certain criteria and further the obligation to purchase such assets may be satisfied by another party (including an affiliate of the Company).

As of December 31, 2018, there was $30 million of debt investments in aggregate principal amount in the Middle Market Warehouse, all of which we were obligated to purchase at a future date under forward purchase agreements.

Since we have a contractual obligation to acquire all qualifying assets in the Middle Market Warehouse through a forward purchase agreement, the mark-to-market gain/loss of all investments is recognized in our consolidated financial statements. We do not, however, have any direct interest in the underlying assets nor do we have the power to control the activities most significant to the economic performance of the Middle Market Warehouse, and therefore, such assets are not included in our consolidated financial statements. This gain/loss amount is calculated as the difference between (1) the current purchase price we would be obligated to pay to purchase each asset under the forward purchase agreement and (2) the current fair value as determined by our valuation policy. As of December 31, 2018, we had a total unrealized loss of $0.2 million relating to this forward purchase obligation.

During the period ended December 31, 2018, we purchased debt investments from the Middle Market Warehouse in the aggregate principal amount of $200.1 million (excluding unfunded delayed draw positions of $54.7 million), at a purchase price of $196.1 million.

Syndicated Warehouse

On August 21, 2018, we entered into a Warehousing Transaction with a third party whereby we (or our designees) agreed, subject to certain contingencies, to purchase the equity interests of a warehouse vehicle from such third party at a price equal to the initial capital contribution made by the third party equity holder plus accrued but unpaid interest on the underlying assets in the warehouse vehicle remaining after the payment of all other obligations outstanding under the credit agreement of the Syndicated Warehouse vehicle other than principal on the loan made under such credit agreement. The warehouse investments for the Syndicated Warehouse vehicle were selected by an affiliate of the Adviser as the collateral manager of the Syndicated Warehouse. Neither the Adviser nor any of its affiliates received any additional compensation from us in connection with serving as collateral manager of the warehouse vehicle.

We exercised our rights to acquire the equity interests of the Syndicated Warehouse on December 11, 2018 for a total purchase price of $24.9 million, at which time the assets and liabilities of the warehouse started to be included in our consolidated financial statements.  For the period ended December 31, 2018, we recorded a loss $0.6 million, which represented the excess of total consideration paid for the equity interests over the fair value of the net assets of the Syndicated Warehouse we assumed on the date of acquisition.

On December 28, 2018, we caused a certificate of merger to be filed with the Delaware Secretary of State to merge the Syndicated Warehouse, a Cayman Islands exempted company, into Breckenridge Funding, a Delaware limited liability company at which time all the assets and liabilities of the Syndicated Warehouse became owned by Breckenridge Funding. Breckenridge Funding is, and at the time of the merger with the Syndicated Warehouse was, our wholly-owned bankruptcy remote subsidiary.  The Syndicated Warehouse and Breckenridge Funding were established in connection with non-recourse credit facilities provided by BNP as lender on August 21, 2018 and December 21, 2018, respectively. In connection with the merger, we caused the credit facility at the Syndicated Warehouse to be paid off and terminated.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2018, management is not aware of any pending or threatened litigation.

Contractual Obligations

A summary of our contractual payment obligations under our credit facilities and our forward purchase obligation as of December 31, 2018, is as follows (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Facility	$—	$—	$—	$—	$—
JPM SPV Facility	120,000	—	—	120,000	—
BNP SPV Facility	65,000	—	—	65,000	—
Forward purchase obligation	29,786	29,786	—	—	—
Total Contractual Obligations	$214,786	$29,786	$—	$185,000	$—

Related-Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	the Investment Advisory Agreement; and
•	the Administration Agreement; and
•	Expense Support and Conditional Reimbursement Agreement.

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”

Critical Accounting Policies

The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.  Our critical accounting policies should be read in connection with our risk factors described in “Item 1A. Risk Factors.”

Fair Value Measurements

The Company is required to report its investments for which current market values are not readily available at fair value. The Company values its investments in accordance with Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date.  ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs.  Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5. Fair Value Measurements.”

Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. The Company utilizes mid-market pricing (i.e. mid-point of average bid and ask prices) to value these investments.  These market quotations are obtained from independent pricing services, if available; otherwise from at least two principal market makers or primary market dealers.  To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment. Examples of events that would cause market quotations to not reflect fair value could include cases when a security trades infrequently or not at all, causing a quoted purchase or sale price to become stale, or in the event of a “fire sale” by a distressed seller.  All price overrides require approval from the Company’s Board.

Where prices or inputs are not available or, in the judgment of the Board, not reliable, valuation techniques based on the facts and circumstances of the particular investment will be utilized.  Securities that are not publicly traded or for which market prices are not readily available are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, the Audit Committee of the Board (the “Audit Committee”) and independent valuation firms engaged on the recommendation of the Adviser and at the direction of the Board. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

The Company’s Board undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company’s investments for which market quotations are not readily available, or are available but deemed not reflective of the fair value of an investment, which includes, among other procedures, the following:

•

The valuation process begins with each investment being initially valued by the Adviser’s valuation team in conjunction with the Adviser’s investment professionals responsible for each portfolio investment;

•

Separately, independent valuation firms engaged by the Board prepare valuations of the all the Company’s investments over a de minimis threshold.  The independent valuation firms provide a final range of values on such investments to the Board and the Adviser.  The independent valuation firms also provide analyses to support their valuation methodology and calculations;

•	The independent valuation firms’ ranges are compared to the Adviser’s valuations to ensure the Adviser’s valuations are reasonable;
•	Preliminary valuation conclusions are documented and discussed with the GSO Valuation Committee, and the Valuation Committee’s conclusions reached are presented to the Audit Committee;
•	The Audit Committee reviews the assessments of the Adviser and the independent valuation firms and recommends values for each investment to the Board; and
•

The Board discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Audit Committee, the Valuation Committee and, where applicable, the independent valuation firm.

As part of the valuation process, the Board, takes into account relevant factors in determining the fair value of its investments, many of which are loans, including  and in combination, as relevant, of: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business (v)a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Board considers whether the pricing indicated by the external event corroborates its valuation.

We conduct this valuation process on a quarterly basis.

We apply ASC 820, as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date.  Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact.  In accordance with ASC 820, we consider its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value.  In accordance with ASC 820, these levels are summarized below:

•	Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.
•	Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfer occurred. In addition to using the above inputs in investment valuations, we apply the valuation policy approved by our Board that is consistent with ASC 820.  Consistent with the valuation policy, we evaluate the source of the inputs, including any markets in which our investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes),  we subject those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment. For example, we, or the independent valuation firm(s), review pricing support provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If we were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material.

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected herein.

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums.  Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method.  The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any.  Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full.  Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status.  Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Fee income (such as structuring, consent, waiver, amendment, syndication fees as well as fees for managerial assistance rendered by the Company) is recognized as income when earned or the services are rendered.

Distributions

To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its Shareholders.  Distributions to Shareholders are recorded on the record date. All distributions will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time.

The Company has adopted a dividend reinvestment plan, pursuant to which it will reinvest all cash dividends declared by the Board on behalf of its Shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board and the Company declares, a cash dividend or other distribution, then the Company’s Shareholders who have not opted out of its dividend reinvestment plan will have their cash distributions automatically reinvested in additional Shares as described below, rather than receiving the cash dividend or other distribution.  Distributions on fractional Shares will be credited to each participating Shareholder’s account to three decimal places.  A participating Shareholder will receive an amount of Shares equal to the amount of the distribution on that participant’s Shares divided by the most recent quarter-end NAV per Share that is available on the date such distribution was paid (unless the Board determines to use the NAV per Share as of another time).  Shareholders who receive distributions in the form of Shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, since their cash distributions will be reinvested, those Shareholders will not receive cash with which to pay any applicable taxes.  The Company intends to use newly issued Shares to implement the plan.  Shares issued under the dividend reinvestment plan will not reduce outstanding Capital Commitments.

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act. The Company also intends to elect to be treated as a RIC under the Code for the taxable year ended December 31, 2018. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its Shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income.

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including valuation risk and interest rate risk.

Valuation Risk

We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firms engaged at the direction of the Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure Shareholders that a significant change in market interest rates will not have a material adverse effect on our net investment income.

As of December 31, 2018, 100% of our investments based on fair value in our portfolio were at floating rates. Based on our consolidated balance sheet as of December 31, 2018, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$16,855	$(5,550)	$11,305
Up 200 basis points	11,237	(3,700)	7,537
Up 100 basis points	5,618	(1,850)	3,768
Down 100 basis points	(5,618)	1,850	(3,768)
Down 200 basis points	(10,169)	3,700	(6,469)

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Trustees of Blackstone / GSO Secured Lending Fund:

Opinion on the Consolidated Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Blackstone / GSO Secured Lending Fund (the "Company"), including the consolidated schedule of investments, as of December 31, 2018, the related consolidated statements of operations, cash flows, and changes in net assets for the period from November 20, 2018 (commencement of operations) to December 31, 2018, the financial highlights for the period then ended, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations, changes in net assets, cash flows, and the financial highlights for the period then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements and financial highlights based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2018, by correspondence with the custodian, loan agents, and borrowers. We believe that our audit provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 18, 2019

We have served as the Company’s auditor since 2018.

Blackstone / GSO Secured Lending Fund

Consolidated Statement of Assets and Liabilities

(in thousands, except share and per share amounts)

December 31, 2018
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $548,753)	$545,325
Cash and cash equivalents	6,228
Interest receivable from non-controlled/non-affiliated investments	2,212
Deferred financing costs	2,270
Deferred offering costs	591
Receivable for investments (Note 7)	17,746
Other assets	371
Total assets	$574,743
LIABILITIES
Debt	$185,000
Payable for investments purchased	149,513
Due to affiliates	1,761
Management fees payable	309
Forward purchase liability at fair value (cost: $0) (Note 7)	222
Interest payable	918
Accrued expenses and other liabilities	655
Total liabilities	338,378
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, $0.001 par value (unlimited shares authorized; 9,621,319 shares issued and outstanding)	$10
Additional paid-in-capital	239,247
Distributable earnings (loss)	(2,892)
Total net assets	236,365
Total liabilities and net assets	$574,743
NET ASSET VALUE PER SHARE	$24.57

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund

Consolidated Statement of Operations

(in thousands, except share and per share amounts)

For the period from
November 20, 2018 (commencement of operations) to
December 31, 2018
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$3,174
Total investment income	3,174
Expenses:
Interest expense	1,351
Management fees	309
Professional fees	212
Board of Trustees' fees	177
Administrative service fees (Note 3)	362
Other general and administrative	333
Organization costs	670
Amortization of offering costs	117
Total expenses	3,531
Expense support (Note 3)	(1,696)
Net expenses	1,835
Net investment income before excise tax	1,339
Excise tax expense	52
Net investment income after excise tax	1,287
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation) from:
Non-controlled/non-affiliated investments	(3,428)
Forward purchase obligation (Note 7)	(222)
Net unrealized appreciation (depreciation)	(3,650)
Realized gain (loss):
Derivative (Note 5)	(581)
Net realized gain (loss)	(581)
Net realized and unrealized gain (loss)	(4,231)
Net increase (decrease) in net assets resulting from operations	$(2,944)
Net investment income per share (basic and diluted)	$0.17
Earnings (loss) per share (basic and diluted)	$(0.39)
Weighted average shares outstanding (basic and diluted)	7,458,181

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund

Consolidated Statement of Changes in Net Assets

(in thousands)

For the period from
November 20, 2018 (commencement of operations) to
December 31, 2018
Operations:
Net investment income	$1,287
Net realized gain (loss)	(581)
Net unrealized appreciation (depreciation)	(3,650)
Net increase (decrease) in net assets resulting from operations	(2,944)
Capital share transactions:
Issuance of common shares	239,309
Net increase (decrease) in net assets resulting from capital share transactions	239,309
Net increase (decrease) in net assets	236,365
Net Assets, beginning of period	—
Net Assets, end of period	$236,365

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund

Consolidated Statement of Cash Flows

(in thousands)

For the period from
November 20, 2018 (commencement of operations) to
December 31, 2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$(2,944)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	3,428
Net unrealized (appreciation) depreciation on forward purchase obligation	222
Net realized (gain) loss on derivative	581
Net accretion of discount and amortization of premium	(127)
Amortization of deferred financing costs	327
Amortization of offering costs	117
Payment in connection with settlement of derivative, net of cash received	(24,015)
Purchases of investments	(428,071)
Proceeds from sale of investments and principal repayments	432
Changes in operating assets and liabilities:
Interest receivable	(1,608)
Receivable for investments	11,994
Other assets	(371)
Payable for investments purchased	86,754
Management fee payable	309
Due to affiliates	1,761
Interest payable	779
Accrued expenses and other liabilities	655
Net cash provided by (used in) operating activities	(349,777)
Cash flows from financing activities:
Borrowings on credit facilities	238,650
Repayments on credit facilities	(118,650)
Deferred financing costs paid	(2,597)
Proceeds from issuance of common shares	239,309
Offering costs paid	(707)
Net cash provided by (used in) financing activities	356,005
Net increase (decrease) in cash and cash equivalents	6,228
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$6,228

Supplemental information and non-cash activities:
Interest paid during the period	$105
Investments received in purchase of Syndicated Warehouse (Note 7)	$120,988
Debt assumed in purchase of Syndicated Warehouse (Note 7)	$(65,000)
Other net operating assets and liabilities assumed in purchase of Syndicated Warehouse (Note 7)	$(31,635)

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund

Consolidated Schedule of Investments

December 31, 2018

(in thousands)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace and Defense
StandardAero Aviation Holdings, Inc.	L + 3.75%	6.27%	7/7/2022	$6,977	$6,924	$6,913	2.92%
Building Products
American Bath Group, LLC (4)	L + 4.25%	7.05%	9/30/2023	4,987	4,888	4,838	2.05
Latham Pool Products, Inc. (4)	L + 6.00%	8.80%	6/13/2025	44,618	42,833	43,502	18.40
Ply Gem Midco, Inc.	L + 3.75%	6.18%	4/12/2025	3,491	3,366	3,194	1.35
				53,096	51,087	51,534	21.80
Capital Markets
Advisor Group, Inc.	L + 3.75%	6.27%	8/15/2025	998	994	983	0.42
Victory Capital Holdings, Inc. (4)(6)	L + 2.75%	5.55%	2/12/2025	1,500	1,496	1,487	0.63
				2,498	2,490	2,470	1.05
Chemicals
Alchemy US Holdco 1, LLC (4)(6)	L + 5.50%	8.17%	10/10/2025	4,000	3,990	3,990	1.69
Polymer Additives, Inc. (4)	L + 6.00%	8.52%	7/31/2025	15,053	14,530	13,924	5.89
				19,053	18,520	17,914	7.58
Commercial Services & Supplies
Allied Universal Holdco LLC	L + 3.75%	6.14%	7/28/2022	2,992	2,850	2,847	1.20
Allied Universal Holdco LLC	L + 4.25%	6.77%	7/28/2022	7,000	6,798	6,703	2.84
LegalZoom, Inc. (4)	L + 4.50%	7.00%	11/20/2024	4,500	4,472	4,433	1.88
Revspring, Inc. (4)	L + 4.25%	7.05%	10/11/2025	3,000	2,993	2,993	1.27
TKC Holdings, Inc.	L + 3.75%	6.28%	2/1/2023	4,987	4,851	4,760	2.01
				22,479	21,964	21,736	9.20
Construction & Engineering
IEA Energy Services LLC (4)	L + 6.25%	9.05%	9/25/2024	12,000	11,559	11,610	4.91
Containers & Packaging
Trident TPI Holdings, Inc.	L + 3.25%	5.77%	10/17/2024	1,990	1,961	1,878	0.79
Distributors
Tailwind Colony Holding Corporation (4)(7)	L + 7.50%	10.28%	11/13/2024	25,835	25,514	25,318	10.71
Diversified Consumer Services
American Residential Services, LLC	L + 4.00%	6.52%	6/30/2022	1,990	1,981	1,950	0.83
Prime Security Services Borrower, LLC	L + 2.75%	5.27%	5/2/2022	1,492	1,458	1,427	0.60
Weight Watchers International, Inc. (6)	L + 4.75%	7.56%	11/29/2024	7,500	7,466	7,434	3.14
				10,982	10,905	10,811	4.57
Diversified Financial Services
PI US MergerCo, Inc. (6)	L + 3.50%	6.02%	12/20/2024	1,990	1,948	1,934	0.82
York Risk Services Holding Corp	L + 3.75%	6.27%	10/1/2021	5,984	5,703	5,612	2.37
				7,974	7,651	7,546	3.19
Diversified Telecommunication Services
Securus Technologies Holdings, Inc.	L + 4.50%	7.02%	11/1/2024	4,987	4,825	4,813	2.04
Energy Equipment & Services
Tetra Technologies, Inc. (4)(6)(7)	L + 6.25%	8.72%	9/10/2025	21,818	21,685	21,600	9.14
Health Care Equipment & Supplies
Lifescan Global Corporation	L + 6.00%	8.40%	10/1/2024	41,974	40,223	39,770	16.83
Health Care Providers & Services
AMGH Holding Corp	L + 3.25%	5.68%	4/28/2022	6,982	6,606	6,548	2.77
AMGH Holding Corp	L + 4.25%	6.75%	3/14/2025	6,226	5,904	5,817	2.46
Envision Healthcare Corporation	L + 3.75%	6.27%	10/10/2025	4,000	3,760	3,739	1.58
Epoch Acquisition, Inc. (4)(7)	L + 6.75%	9.13%	10/4/2024	22,500	22,221	22,050	9.33
The GI Alliance Management, LLC (4)(7)	L + 6.25%	8.81%	11/2/2024	37,436	36,711	36,427	15.41
Onex TSG Intermediate Corp. (6)	L + 4.00%	6.52%	7/31/2022	1,000	994	963	0.41
Orion B Holdings, LLC (4)	L + 5.75%	8.21%	11/16/2025	13,628	13,459	13,356	5.65
Prospect Medical Holdings, Inc.	L + 5.50%	7.94%	2/22/2024	1,995	1,983	1,976	0.84
Regionalcare Hospital Partners Holding, Inc.	L + 4.50%	7.13%	11/16/2025	5,040	4,845	4,796	2.03
U.S Renal Care, Inc.	L + 4.25%	7.05%	12/30/2022	2,420	2,331	2,311	0.98
				101,227	98,814	97,983	41.46
Health Care Technology
Precyse Acquisition Corporation	L + 4.50%	7.02%	10/20/2022	2,992	2,963	2,869	1.21
Hotels, Restaurants & Leisure
Casablanca US Holdings Inc.(4)(6)	L + 4.00%	6.53%	3/29/2024	995	958	945	0.40
Hotel Acquisition Company LLC (4)(8)	L + 6.00%	8.52%	12/9/2024	93,000	91,665	91,650	38.77
				93,995	92,623	92,595	39.17
Insurance
Achilles Acquisition LLC	L + 4.00%	6.56%	10/8/2025	1,000	994	988	0.42

Blackstone / GSO Secured Lending Fund

Consolidated Schedule of Investments (continued)

December 31, 2018

(in thousands)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
IT Services
Tierpoint, LLC	L + 3.75%	6.27%	5/6/2024	8,972	8,470	8,411	3.56
WEB.COM Group Inc.	L + 3.75%	6.17%	10/10/2025	4,000	3,934	3,860	1.63
				12,972	12,404	12,271	5.19
Machinery
Apex Tool Group LLC	L + 3.75%	6.25%	2/1/2022	4,968	4,819	4,802	2.03
Media
Champ Acquisition Corporation	L + 5.50%	8.13%	12/12/2025	14,925	14,328	14,562	6.16
Entravision Communications Corporation (4)(6)	L + 2.75%	5.27%	11/29/2024	1,241	1,218	1,160	0.49
				16,166	15,546	15,722	6.65
Oil, Gas & Consumable Fuels
Traverse Midstream Partners LLC	L + 4.00%	6.60%	9/27/2024	1,995	1,980	1,920	0.81
Professional Services
GI Revelation Acquisition LLC	L + 5.00%	7.52%	4/16/2025	7,264	7,165	7,164	3.03
Real Estate Management & Development
Forest City Enterprises, L.P.	L + 4.00%	6.38%	12/7/2025	5,000	4,991	4,896	2.07
Software
Banff Merger Sub Inc.	L + 4.25%	7.05%	10/2/2025	1,500	1,477	1,451	0.61
Brave Parent Holdings, Inc.	L + 4.00%	6.52%	4/18/2025	4,988	4,952	4,838	2.05
Imperva, Inc. (4)	L + 4.00%	6.52%	11/7/2025	4,000	3,975	3,945	1.67
Ivanti Software, Inc.	L + 4.25%	6.76%	1/20/2024	4,984	4,917	4,860	2.06
LD Intermediate Holdings, Inc.	L + 5.88%	8.49%	12/9/2022	2,980	2,767	2,705	1.14
Quest Software US Holdings Inc. (6)	L + 4.25%	6.78%	5/18/2025	4,500	4,471	4,365	1.85
Rocket Software, Inc.	L + 4.25%	6.77%	11/28/2025	6,000	5,952	5,898	2.50
Vero Parent, Inc.	L + 4.50%	7.02%	8/16/2024	2,494	2,496	2,471	1.05
				31,446	31,007	30,533	12.93
Specialty Retail
Bass Pro Group, LLC	L + 5.00%	7.52%	9/25/2024	5,407	5,350	5,197	2.20
EG Group Limited (6)	L + 4.00%	6.81%	2/7/2025	3,985	3,914	3,850	1.63
				9,392	9,264	9,047	3.83
Trading Companies & Distributors
DiversiTech Holdings, Inc.	L + 3.00%	5.80%	6/3/2024	995	965	946	0.40
The Hillman Group Inc.	L + 4.00%	6.80%	5/31/2025	997	963	950	0.40
LBM Borrower, LLC	L + 3.75%	6.25%	8/19/2022	8,000	7,505	7,490	3.17
The Cook & Boardman Group, LLC (4)	L + 5.75%	8.54%	10/17/2025	2,500	2,494	2,481	1.05
				12,492	11,927	11,867	5.02
Transportation Infrastructure
Spireon, Inc. (4)(7)	L + 6.50%	9.00%	10/4/2024	22,875	22,591	22,418	9.48
Total First Lien Debt				$555,449	$542,395	$538,983	228.03%
Second Lien Debt
Commercial Services & Supplies
TKC Holdings, Inc.	L + 8.00%	10.53%	2/1/2024	1,000	997	987	0.42%
IT Services
WEB.COM Group, Inc.	L + 7.75%	10.17%	10/9/2026	1,881	1,867	1,867	0.79
Software
Imperva, Inc.	L + 7.75%	10.27%	1/11/2027	1,500	1,506	1,500	0.63
Rocket Software, Inc.	L + 8.25%	10.77%	11/27/2027	2,000	1,988	1,988	0.84
				3,500	3,494	3,488	1.47
Total Second Lien Debt				6,381	6,358	6,342	2.68%
Total Investment Portfolio				$561,830	$548,753	$545,325	230.71%
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund					$2,000	$2,000	0.85%
Other Cash and Cash Equivalents					4,228	4,228	1.79
Total Cash and Cash Equivalents					$6,228	$6,228	2.64%
Total Portfolio Investments, Cash and Cash Equivalents					$554,981	$551,553	233.35%

(1)

Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) and are denominated in dollars. Debt investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2018, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2018, the Company is not an “affiliated person” of any of its portfolio companies.

(2)

Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets quarterly. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2018. As of December 31, 2018, the reference rates for our variable rate loans were the 30-day L at 2.50%, the 90-day L at 2.81% and the 180-day L at 2.88% and P at 5.50%. Variable rate loans typically include interest rate floor feature, which is generally 1.00%.

(3)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)

These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board (see Note 3 and Note 5), pursuant to the Company’s valuation policy.

(5)

Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

(6)

The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2018, non-qualifying assets represented 11.3% of total assets as calculated in accordance with regulatory requirements.

(7)

Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:

		Commitment	Unfunded	Fair
Investments—non-controlled/non-affiliated	Commitment Type	Expiration Date	Commitment	Value
First Lien Debt
Epoch Acquisition, Inc.	Delayed Draw Term Loan	10/4/2024	$7,500	$—
Spireon, Inc.	Delayed Draw Term Loan	10/5/2024	6,375	—
Tailwind Colony Holding Corporation	Delayed Draw Term Loan	10/31/2024	6,540	—
Tetra Technologies, Inc.	Delayed Draw Term Loan	9/10/2025	8,182	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	11/2/2024	26,053	(260)
Total First Lien Debt Unfunded Commitments			54,650	(260)
Forward purchase obligation (Note 7)			29,786	(222)
Total Unfunded Commitments			$84,436	$(482)

(8)	This investment is also held in the Middle Market Warehouse as of December 31, 2018. Refer to Note 7.

The accompanying notes are an integral part of these consolidated financial statements

Blackstone / GSO Secured Lending Fund

Notes to Consolidated Financial Statements

(in thousands, except share and per share data)

Note 1. Organization

Blackstone / GSO Secured Lending Fund (together with its consolidated subsidiaries, the “Company”), is a Delaware statutory trust formed on March 26, 2018, and structured as an externally managed, non-diversified closed-end investment company.  On October 26, 2018, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  In addition, the Company intends to elect to be treated for U.S. federal income tax purposes, and intends to continue to comply with the requirements to qualify annually, as a regulated investment company (“RIC”), as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation.  The Company seeks to achieve its investment objective primarily through originated loans and other securities, including syndicated loans, of private U.S. companies, specifically small and middle market companies, typically in the form of first lien senior secured and unitranche loans (including first out/last out loans), and to a lesser extent, second lien, third lien, unsecured and  subordinated loans and other debt and equity securities.

The Company is externally managed by GSO Asset Management LLC (the “Adviser”), a subsidiary of GSO Capital Partners LP.  GSO Capital Partners LP (the “Administrator” and, collectively with its affiliates in the credit-focused business of The Blackstone Group L.P., “GSO,” which, for the avoidance of doubt, excludes Harvest Fund Advisors LLC and Blackstone Insurance Solutions) provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the “Administration Agreement”).  GSO is part of the credit-focused platform of The Blackstone Group L.P. (“Blackstone”) and is the primary part of its credit reporting segment.

The Company is conducting a private offering (the “Private Offering”) of its common shares of beneficial interest (“Shares”) to accredited investors, as defined in Regulation D under the Securities Act of 1933 (the “1933 Act”) in reliance on exemptions from the registration requirements of the 1933 Act. At each closing of the Private Offering, each investor makes a capital commitment (“Capital Commitment”) to purchase Shares of the beneficial interest of the Company pursuant to a subscription agreement entered into with the Company.  Investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their Capital Commitments on as as-needed basis each time the Company delivers a notice to investors.

On October 31, 2018, the Company completed its initial closing of capital commitments (the “Initial Closing”) and commenced its loan origination and investment activities on November 20, 2018, the date of receipt of the initial drawdown from investors in the Private Offering.

On October 19, 2018, the Company formed two wholly-owned subsidiaries, BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”) and BGSL Breckenridge Funding LLC (“Breckenridge Funding” and collectively with Jackson Hole Funding the “SPVs”) both Delaware limited liability companies. These SPVs are consolidated in these consolidated financial statements commencing from each SPV’s date of commencement of operations within the entity on November 20, 2018 and December 28, 2018 respectively.

The period ended December 31, 2018 represents the period from November 20, 2018 (commencement of operations), which was the initial drawdown from investors in Private Offering (the “Initial Drawdown Date”) to December 31, 2018.

Note 2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”). U.S. GAAP for an investment company requires investments to be recorded at fair value.  The carrying value for all other assets and liabilities approximates their fair value.

The annual consolidated financial statements have been prepared in accordance with U.S. GAAP for annual financial information and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X.  In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements for the periods presented have been included. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Such amounts could differ from those estimates and such differences could be material.  Assumptions and estimates regarding the valuation of investments involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements.

Consolidation

As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company.  Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents are held with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.

Investments

Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

The Company is required to report its investments for which current market values are not readily available at fair value. The Company values its investments in accordance with Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date.  ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs.  Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See “– Note 5. Fair Value Measurement.”

Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. The Company utilizes mid-market pricing (i.e. mid-point of average bid and ask prices) to value these investments. These market quotations are obtained from independent pricing services, if available; otherwise from at least two principal market makers or primary market dealers.  To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.  Examples of events that would cause market quotations to not reflect fair value could include cases when a security trades infrequently or not at all, causing a quoted purchase or sale price to become stale, or in the event of a “fire sale” by a distressed seller.  All price overrides require approval from the Company’s Board of Trustees (the “Board”).

Where prices or inputs are not available or, in the judgment of the Board, not reliable, valuation techniques based on the facts and circumstances of the particular investment will be utilized.  Securities that are not publicly traded or for which market prices are not readily available are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, the Audit Committee of the Board (the “Audit Committee”) and independent valuation firms engaged on the recommendation of the Adviser and at the direction of the Board.  These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.

The Company’s Board undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company’s investments for which market quotations are not readily available, or are available but deemed not reflective of the fair value of an investment, which includes, among other procedures, the following:

•

The valuation process begins with each investment being initially valued by the Adviser’s valuation team in conjunction with the Adviser’s investment professionals responsible for each portfolio investment;

•

Separately, independent valuation firms engaged by the Board prepare valuations of the all the Company’s investments over a de minimis threshold.  The independent valuation firms provide a final range of values on such investments to the Board and the Adviser.  The independent valuation firms also provide analyses to support their valuation methodology and calculations;

•	The independent valuation firms’ ranges are compared to the Adviser’s valuations to ensure the Adviser’s valuations are reasonable;

•	Preliminary valuation conclusions are documented and discussed with the GSO Valuation Committee, and the Valuation Committee’s conclusions reached are presented to the Audit Committee;
•	The Audit Committee reviews the assessments of the Adviser and the independent valuation firms and recommends values for each investment to the Board; and
•

The Board discusses the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Audit Committee, the Valuation Committee and, where applicable, the independent valuation firms.

As part of the valuation process, the Board takes into account relevant factors in determining the fair value of its investments, many of which are loans, including and in combination, as relevant, of: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Board considers whether the pricing indicated by the external event corroborates its valuation. See “—Note 5. Fair Value Measurement.”

The Board has and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of the Company’s portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Board may reasonably rely on that assistance. However, the Board is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to the Company’s valuation policy and a consistently applied valuation process.

Derivative Instruments

The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result the Company presents changes in fair value through current period gains or losses.

In the normal course of business, the Company has commitments and risks resulting from its investment transactions, which may include those involving derivative instruments. Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. While the notional amount gives some indication of the Company’s derivative activity, it generally is not exchanged, but is only used as the basis on which interest and other payments are exchanged. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process.

Forward Purchase Agreement

The Company is party to a forward purchase agreement pursuant to which the Company may agree to purchase certain assets held in the Middle Market Warehouse (defined in Note 7) at a purchase price based on the cost of the asset to the warehouse provider plus amounts of unpaid interest, original issue discount and structuring fees accrued to the warehouse provider during the time the warehouse provider owned the asset.

Forward purchase agreements are recognized at fair value through current period gains or losses on the date on which the contract is entered into and are subsequently re-measured at fair value. All forward purchase agreements are carried as assets when fair value is positive and as liabilities when fair value is negative.  A forward purchase agreement is derecognized when the obligation specified in the contract is discharged, cancelled or expired.

Revenue Recognition

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums.  Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method.  The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any.  Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period.

PIK Income

The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions.  PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity.  Such income is included in interest income in the Consolidated Statement of Operations.  If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status.  When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income.  To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Fee Income

The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication fees as well as fees for managerial assistance rendered by the Company to the portfolio companies.  Such fees are recognized as income when earned or the services are rendered.

Non-Accrual Income

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full.  Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status.  Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2018 and for the period then ended, no loans in the portfolio were on non-accrual status.

Organization Expenses and Offering Expenses

Costs associated with the organization of the Company are expensed as incurred, subject to the limitations discussed below. These expenses consist primarily of legal fees and other costs of organizing the Company.

Costs associated with the offering of the Company’s Shares will be capitalized as “deferred offering costs” on the Consolidated Statement of Assets and Liabilities and amortized over a twelve-month period from incurrence, subject to the limitation below.  These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous Private Offering of its Shares.

The Company will not bear more than an amount equal to 0.10% of the aggregate Capital Commitments of the Company for organization and offering expenses in connection with the offering of Shares. If actual organization and offering costs incurred exceed 0.10% of the Company’s total Capital Commitments, the Adviser or its affiliate will bear the excess costs.  To the extent the Company’s Capital Commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total Capital Commitments and provided further that the Adviser of its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the period ended December 31, 2018, the Company accrued organization and offering costs of $0.7 million and $0.1 million, respectively.

Deferred Financing Costs and Debt Issuance Costs

Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings.  These expenses are deferred and amortized into interest expense over the life of the related debt instrument using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Statement of Assets and Liabilities.  Debt issuance costs related to any issuance of installment debt or notes are presented net against the outstanding debt balance of the related security.

Income Taxes

The Company has elected to be treated as a BDC under the 1940 Act.  The Company also intends to elect to be treated as a RIC under the Code for the taxable year ended December 31, 2018.  So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders (“Shareholders”) as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its Shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income.

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the period ended December 31 2018, the Company accrued excise tax of $0.05 million.

Distributions

To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its Shareholders.  Distributions to Shareholders are recorded on the record date.  All distributions will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time.

The Company has adopted a dividend reinvestment plan, pursuant to which it will reinvest all cash dividends declared by the Board on behalf of its Shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board and the Company declares, a cash dividend or other distribution, then the Company’s Shareholders who have not opted out of its dividend reinvestment plan will have their cash distributions automatically reinvested in additional Shares as described below, rather than receiving the cash dividend or other distribution.  Distributions on fractional Shares will be credited to each participating Shareholder’s account to three decimal places.  A participating Shareholder will receive an amount of Shares equal to the amount of the distribution on that participant’s Shares divided by the most recent quarter-end net asset value (“NAV”) per Share that is available on the date such distribution was paid (unless the Board determines to use the NAV per Share as of another time).  Shareholders who receive distributions in the form of Shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, since their cash distributions will be reinvested, those Shareholders will not receive cash with which to pay any applicable taxes.  The Company intends to use newly issued Shares to implement the plan.  Shares issued under the dividend reinvestment plan will not reduce outstanding Capital Commitments.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value disclosure requirements. The new guidance includes new, eliminated and modified fair value disclosures. Among other requirements, the guidance requires disclosure of the range and weighted average of the significant unobservable inputs for Level 3 fair value measurements and the way it is calculated. The guidance also eliminated the following disclosures: (i) amount and reason for transfers between Level 1 and Level 2, (ii) policy for timing of transfers between levels of the fair value hierarchy and (iii) valuation processes for Level 3 fair value measurement. The guidance is effective for all entities for interim and annual periods beginning after December 15, 2019. Early adoption is permitted upon issuance of the guidance. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In August 2018, the SEC adopted amendments to certain disclosure requirements intended to eliminate redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, US GAAP requirements, or changes in the information environment in its Disclosure Update and Simplification release (the “DUS Release”). In part, the DUS Release requires an investment company to present distributable earnings in total, rather than showing the three components of distributable earnings. The compliance date for the DUS Release was for all filings on or after November 5, 2018. The Company has adopted the DUS Release on November 5, 2018, which did not have a material impact on the Company’s consolidated financial statements.

Note 3. Agreements and Related Party Transactions

Investment Advisory Agreement

On October 1, 2018, the Company entered into an investment advisory agreement with the Adviser (the “Investment Advisory Agreement”), pursuant to which the Adviser will manage the Company on a day-to-day basis. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring its investments and portfolio companies on an ongoing basis.

The Company will pay the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the Shareholders. No base management or incentive fees will be paid to the Adviser until the commencement of investment activities.

Base Management Fee

The management fee is payable quarterly in arrears at an annual rate of (i) prior to a quotation or listing of the Company’s securities on a national securities exchange (including through an initial public offering) or a sale of all or substantially all of its assets to, or a merger or other liquidity transaction with, an entity in which the Company’s Shareholders receive shares of a publicly-traded company which continues to be managed by the Adviser or an affiliate thereof (“Exchange Listing”), 0.75%, and (ii) following an Exchange Listing, 1.0%, in each case of the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. For purposes of the Investment Advisory Agreement, gross assets means the Company’s total assets determined on a consolidated basis in accordance with U.S. GAAP, excluding undrawn commitments but including assets purchased with borrowed amounts. For the first calendar quarter in which the Company has operations, gross assets will be measured as the average of gross assets at the Initial Drawdown Date and at the end of such first calendar quarter. If an Exchange Listing occurs on a date other than the first day of a calendar quarter, the management fee shall be calculated for such calendar quarter at a weighted rate calculated based on the fee rates applicable before and after the Exchange Listing based on the number of days in such calendar quarter before and after the Exchange Listing.

During the period ended December 31, 2018, base management fees were $0.3 million, all of which was unpaid as of December 31, 2018.

Incentive Fees

The incentive fee consists of two parts. The first part, an income based incentive fee, is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income as defined in the Investment Advisory Agreement.  Pre-incentive fee net investment income means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee.  Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities)), accrued income that the Company has not yet received in cash.  Pre-incentive fee net investment income excludes any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

The Company pays its Adviser an income based fee with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows:

•

No income based incentive fee if the Company’s pre-incentive fee net investment income, expressed as a return on the value of our net assets at the end of the immediately preceding calendar quarter, does not exceed the hurdle rate of 1.5%;

•

100% of the Company’s pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 1.76% (7.06% annualized) prior to an Exchange Listing, or 1.82% (7.27% annualized) following an Exchange Listing, of the value of the Company’s net assets.  This “catch-up” portion is meant to provide the Adviser with approximately 15% prior to an Exchange Listing, or 17.5% following an Exchange Listing, of the Company’s pre-incentive fee net investment income as if a hurdle rate did not apply if the “catch up” is achieved.

•	15% prior to an Exchange Listing, or 17.5% following an Exchange Listing, of the Company’s pre-incentive fee net investment income, if any, that exceeds the “catch-up” provision.

These calculations are pro-rated for any period of less than three months and adjusted for any Share issuances or repurchases during the relevant quarter. If an Exchange Listing occurs on a date other than the first day of a calendar quarter, the income based incentive fee with respect to the Company’s pre-incentive fee net investment income shall be calculated for such calendar quarter at a weighted rate calculated based on the fee rates applicable before and after the Exchange Listing based on the number of days in such calendar quarter before and after the Exchange Listing.

The second part of the incentive fee, a capital gains incentive fee, will be determined and payable in arrears as of the end of each calendar year in an amount equal to 15% prior to an Exchange Listing, or 17.5% following an Exchange Listing, of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees as calculated in accordance with U.S. GAAP.  The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain.

As of December 31, 2018 and for the period then ended, the Company did not accrue any income based incentive fee or capital gains incentive fee since there were cumulative net unrealized and realized losses as of such date.

Administration Agreement

On October 1, 2018, the Company entered into an Administration Agreement with GSO.  Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to Shareholders and reports filed with the Securities and Exchange Commission (“SEC”), preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Administrator may also offer to provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The initial term of the agreement is two years from October 1, 2018 and, unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is approved at least annually by (i) the vote of the Board or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s independent trustees.

For providing these services, the Company will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, information technology, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator has elected to forego any reimbursement for rent and other occupancy costs for the period ended December 31, 2018.

For the period ended December 31, 2018, the Company incurred $0.4 million in fees under the Administration Agreement, which were recorded in administrative service fees in the Company’s Consolidated Statement of Operations. As of December 31, 2018, $0.4 million was unpaid and included in due to affiliate in the Consolidated Statement of Assets and Liabilities.

Sub-Administration and Custody Agreement

On October 1, 2018, the Administrator entered into a sub-administration agreement (the “Sub-Administration Agreement”) with State Street Bank and Trust Company (the “Sub-Administrator”) under which the Sub-Administrator provides various accounting and administrative services to the Company.  The Sub-Administrator also serves as the Company’s custodian (the “Custodian”).  The initial term of the Sub-Administration Agreement is two years from the effective date and after expiration of the initial term and the Sub-Administration Agreement shall automatically renew for successive one-year periods, unless a written notice of non-renewal is delivered prior to 120 days prior to the expiration of the initial term or renewal term.

For the period ended December 31, 2018, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $0.06 million in the aggregate, which were recorded in other general and administrative expenses in the Company’s Statement of Operations.

Expense Support and Conditional Reimbursement Agreement

On December 12, 2018, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain expenses of the Company on the Company’s behalf (each, an “Expense Payment”). Any Expense Payment that the Adviser has committed to pay shall be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.

Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s Shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar quarter have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” Available Operating Funds means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Reimbursement Payment for any calendar quarter shall be made if the annualized rate of regular cash distributions declared by the Company on record dates in the applicable calendar quarter of such Reimbursement Payment is less than the annualized rate of regular cash distributions declared by the Company on record dates in the calendar quarter in which the Expense Payment was committed to which such Reimbursement Payment relates. The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter.

For the period ended December 31, 2018, the amount of expense support payments provided by the Adviser was $1.7 million. For the period ended December 31, 2018, the Company did not repay expense support to the Adviser. The Company may or may not reimburse remaining expense support in the future.

Board of Trustees

The Company’s Board currently consists of seven members, four of whom are independent trustees. The Board has established an Audit Committee of the Board and a Nominating and Corporate Governance Committee (the “Nominating Committee”) of the Board and may establish additional committees in the future.

For the period ended December 31, 2018, the Company incurred $0.2 million in fees and expenses associated with its independent trustees on the board, Audit Committee and Nominating Committee. As of December 31, 2018, $0.2 million was unpaid and included in accrued expenses and other liabilities in the consolidated Statement of Assets and Liabilities.

Note 4. Investments

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2018:

	December 31, 2018
	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$542,395	$538,983	98.84%
Second lien debt	6,358	6,342	1.16%
Total	$548,753	$545,325	100.00%

The industry composition of investments at fair value as of December 31, 2018 was as follows:

December 31, 2018
% of Total Investments at Fair Value
Aerospace & Defense	1.27%
Building Products	9.46%
Capital Markets	0.45%
Chemicals	3.29%
Commercial Services & Supplies	4.17%
Construction & Engineering	2.13%
Containers & Packaging	0.34%
Distributors	4.64%
Diversified Consumer Services	1.98%
Diversified Financial Services	1.38%
Diversified Telecommunication Services	0.88%
Energy Equipment & Services	3.96%
Health Care Equipment & Supplies	7.29%
Health Care Providers & Services	17.97%
Health Care Technology	0.53%
Hotels, Restaurants & Leisure	16.98%
Insurance	0.18%
IT Services	2.59%
Machinery	0.88%
Media	2.88%
Oil, Gas & Consumable Fuels	0.35%
Professional Services	1.31%
Real Estate Management & Development	0.90%
Software	6.24%
Specialty Retail	1.66%
Trading Companies & Distributors	2.18%
Transportation Infrastructure	4.11%
Total	100.00%

The geographic composition of investments at cost and fair value as of December 31, 2018 was as follows:

	December 31, 2018
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$542,891	$539,541	98.94%	228.26%
United Kingdom	5,862	5,784	1.06%	2.45%
Total	$548,753	$545,325	100.00%	230.71%

Note 5. Fair Value Measurements

The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date.

The fair value hierarchy under ASC 820 prioritizes the inputs to valuation methodology used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities. The three levels of the fair value hierarchy are as follows:

•

Level 1:  Inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The types of financial instruments included in Level 1 include unrestricted securities, including equities and derivatives, listed in active markets.

•

Level 2:  Inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The types of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities and certain over-the-counter derivatives where the fair value is based on observable inputs.

•

Level 3:  Inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include debt and equity investments in privately held entities, collateralized loan obligations (“CLOs”) and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.  Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfer occurs.

In addition to using the above inputs in investment valuations, the Company applies the valuation policy approved by its Board that is consistent with ASC 820.  Consistent with the valuation policy, the Company evaluates the source of the inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When an investment is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for treatment as a Level 2 or Level 3 investment.

In the absence of independent, reliable market quotes, an enterprise value analysis is typically performed to determine the value of equity investments, control debt investments and non-control debt investments that are credit-impaired, and to determine if debt investments are credit impaired.  Enterprise value (“EV”) means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time.  When an investment is valued using an EV analysis, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e. “waterfall” allocation).

If debt investments are credit-impaired, which occurs when there is insufficient coverage under the EV analysis through the respective investment’s position in the capital structure, the Adviser uses the enterprise value “waterfall” approach or a recovery method (if a liquidation or restructuring is deemed likely) to determine fair value.  For debt investments that are not determined to be credit-impaired, the Adviser uses a market interest rate yield analysis (discussed below) to determine fair value.

The Adviser will generally utilize approaches including the market approach, the income approach or both approaches, as appropriate, when calculating EV.  The primary method for determining EV for non-control investments, and control investments without reliable projections, uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) or another key financial metric (e.g. such as revenues, cash flows or net income) (“Performance Multiple”).  Performance Multiples are typically determined based upon a review of publicly traded comparable companies and market comparable transactions, if any.  The second method for determining EV (and primary method for control investments with reliable projections) uses a discounted cash flow analysis whereby future expected cash flows and the anticipated terminal value of the portfolio company are discounted to determine a present value using estimated discount rates.  The income approach is generally used when the Adviser has visibility into the long term projected cash flows of a portfolio company, which is more common with control investments.

Subsequently, for non-control debt investments that are not credit-impaired, and where there is an absence of available market quotations, fair value is determined using a yield analysis. To determine fair value using a yield analysis, the expected cash flows are projected based on the contractual terms of the debt security and discounted back to the measurement date based on a market yield.  A market yield is determined based upon an assessment of current and expected market yields for similar investments and risk profiles.  The Company considers the current contractual interest rate, the maturity and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the enterprise value of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.  The fair value of loans with call protection is generally capped at par plus applicable prepayment premium in effect at the measurement date.

The following table presents the fair value hierarchy of investments as of December 31, 2018:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$210,858	$328,125	$538,983
Second lien debt	—	6,342	—	6,342
Total Investments	—	217,200	328,125	545,325
Forward purchase obligation	—	—	(222)	(222)
Total	$—	$217,200	$327,903	$545,103

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value as of and for the period ended December 31, 2018:

	For the period ended
	December 31, 2018
	First Lien Debt	Forward Purchase Obligation	Total
Fair value, beginning of period	$—	$—	$—
Purchases of investments	329,443	—	329,443
Proceeds from principal repayments and sales of investments	(256)	—	(256)
Accretion of discount/amortization of premium	63	—	63
Net change in unrealized appreciation (depreciation)	(1,125)	(222)	(1,347)
Fair value, end of period	328,125	(222)	327,903
Net change in unrealized appreciation (depreciation) included in earnings related to investments still held as of December 31, 2018 included in net unrealized appreciation (depreciation) on the Consolidated Statement of Operations	(1,125)	(222)	(1,347)

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of December 31, 2018. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2018
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$232,818	Yield analysis	Discount rate	8.84%	9.90%	9.34%
	95,307	Broker quotations	Broker quoted price	92.50	99.75	96.91
	328,125
Forward purchase obligation (1)	(222)	Yield analysis	Discount rate	9.13%	9.13%	9.13%
Total	$327,903

(1)

The forward purchase obligation is valued as the excess of the (a) agreed upon purchase price under the Forward Purchase Agreement over the (b) fair value of the underlying investment, which is calculated in a similar manner to the Company’s debt investments. Refer to Note 7 for additional information.

The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. The significant unobservable input used for broker quotations are the broker quoted prices which may include quotes from brokers, dealers and pricing services as indicated by comparable investments.  Significant increases in discount rates would result in a significantly lower fair value measurement. Significant decreases in broker quoted prices would result in a significantly lower fair value measurement.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it.  In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.

Derivative Instruments

Under the Syndicated Warehouse (See “—Note 7. Commitments and Contingencies”), the Company had the right, but not the obligation, to purchase equity interests of a warehouse vehicle from a third party at an agreed upon price.  In this regard, the Company exercised its right to acquire such equity interests on December 11, 2018, at which time the assets and liabilities of the warehouse were included in the Company’s consolidated financial statements.  The notional amount of assets acquired and liabilities assumed on December 11, 2018 were $152.3 million and $127.9 million, respectively.  The Company determined that this contractual right met the definition of a derivative, and as a result, recorded a loss at the time the Company acquired the equity interests in the warehouse in the amount of $0.6 million, which was recorded in realized loss on derivatives in the Company’s Consolidated Statement of Operations.

Financial Instruments Not Carried at Fair Value

The carrying amounts of the Company’s financial assets and liabilities, other than investments at fair value, approximate fair value. These financials instruments are categorized as Level 3 within the hierarchy.

Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2018, the Company’s asset coverage was 227.8%.

Subscription Facility

On November 6, 2018, the Company entered into a revolving credit facility (the “Subscription Facility”) with Bank of America, N.A., as the administrative agent, the sole lead arranger, the letter of credit issuer and a lender, and the other lenders from time to time party thereto.

The maximum commitment amount of the Subscription Facility is $200 million, subject to availability under the borrowing base, which is based on the undrawn capital commitments of the Shareholders, and restrictions imposed on borrowings under the 1940 Act.  The maximum commitment amount of the Subscription Facility may be increased to $400 million through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing.  The Company is permitted to borrow under the Subscription Facility for any purpose permitted under its constituent documents.

Borrowings under the Subscription Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 2.00% or (ii) in the case of reference rate loans, the greatest of (A) the prime rate plus 1.00%, (B) the federal funds rate plus 1.50%, and (C) one-month adjusted LIBOR plus 2.00%. Loans may be converted from one rate to another at any time at the Company’s election, subject to certain conditions. The Company will pay an unused commitment fee equal to (x) 0.30% per annum when the outstanding principal obligations are less than 50% of the maximum commitment and (y) 0.25% per annum when the outstanding principal obligations are greater than or equal to 50% of the maximum commitment.

The Subscription Facility will mature upon the earliest of: (i) November 6, 2019 (the “Stated Maturity Date”); (ii) the date upon which the administrative agent declares the obligations under the Subscription Facility due and payable after the occurrence of an event of default; (iii) 30 days prior to the termination of the Company’s constituent documents; (iv) 30 days prior to the date on which the Company’s ability to call capital contributions for the purpose of repaying the obligations under the Subscription Facility is terminated; and (v) the date the Company terminates the lender commitments pursuant to the Subscription Facility. The Stated Maturity Date may be extended, at the Company’s option, for two additional terms not longer than 364 days each, subject to customary conditions, including (x) the consent of the administrative agent and the extending lenders and (y) payment of an extension fee.

The Subscription Facility is secured by a pledge of the Company’s right, title, and interest in and to the undrawn capital commitments of the Company’s investors. The Subscription Facility includes customary affirmative and negative covenants and consent rights granted to the lenders, as well as usual and customary events of default for revolving credit facilities of this nature.

As of December 31, 2018, the Company was in compliance with all covenants and other requirements of the Subscription Facility.

JPM SPV Facility

On November 16, 2018, Jackson Hole Funding LLC (“Jackson Hole Funding”), the Company’s wholly-owned subsidiary that holds primarily originated loan investments, entered into a senior secured revolving credit facility (as amended from time to time, the “JPM SPV Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent, Citibank, N.A., serves as collateral agent and securities intermediary, Virtus Group, LP serves as collateral administrator and the Company serves as portfolio manager under the JPM SPV Facility.

Advances under the JPM SPV Facility bear interest at a per annum rate equal to the three-month LIBOR in effect, plus the applicable margin of 2.50% per annum. Jackson Hole Funding will also pay a commitment fee of 0.60% per annum (or 0.375% per annum until the date that is nine months from the date the JPM SPV Facility was entered into), commencing 60 days after the Closing Date, on the average daily unused amount of the financing commitments until the third anniversary of the JPM SPV Facility.

The initial principal amount of the JPM SPV Facility is $300 million. The JPM SPV Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM SPV Facility to up to $600 million. Proceeds from borrowings under the JPM SPV Facility may be used to fund portfolio investments by Jackson Hole Funding and to make advances under delayed draw term loans where Jackson Hole Funding is a lender. The period during which Jackson Hole Funding may make borrowings under the JPM SPV Facility expires on November 16, 2021 and the JPM SPV Facility is scheduled to mature on May 16, 2023 (“Maturity Date”).

Jackson Hole Funding’s obligations to the lenders under the JPM SPV Facility are secured by a first priority security interest in Jackson Hole Funding’s portfolio of investments and cash. The obligations of Jackson Hole Funding under the JPM SPV Facility are non-recourse to the Company, and the Company’s exposure under the JPM SPV Facility is limited to the value of its investment in Jackson Hole Funding.

In connection with the JPM SPV Facility, Jackson Hole Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The JPM SPV Facility contains customary events of default for similar financing transactions, including if a change of control of Jackson Hole Funding occurs or if the Company is no longer the portfolio manager of Jackson Hole Funding. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the JPM SPV Facility immediately due and payable.

The occurrence of an event of default (as described above) or a market value event (as defined in the JPM SPV Facility) triggers a requirement that Jackson Hole Funding obtain the consent of JPM prior to entering into any sale or disposition with respect to portfolio assets, and the occurrence of a market value event triggers the right of JPM to direct Jackson Hole Funding to enter into sales or dispositions with respect to any portfolio assets, in each case in JPM’s sole discretion.

As of December 31, 2018, the Company was in compliance with all covenants and other requirements of the JPM SPV Facility.

BNP SPV Facility

On December 21, 2018, Breckenridge Funding LLC (“Breckenridge Funding”), the Company’s wholly-owned subsidiary that holds primarily syndicated loan investments, entered into a senior secured revolving credit facility (as amended from time to time, the “BNP SPV Facility”) with BNP Paribas (“BNP”). BNP serves as administrative agent, Wells Fargo Bank, National Association serves as collateral agent and the Company serves as servicer under the BNP SPV Facility.

Advances under the BNP SPV Facility bear interest at a per annum rate equal to the three-month LIBOR in effect, plus an applicable margin of 1.50% (or 1.25% prior to the first payment date on June 20, 2019) to 2.15% per annum depending on the nature of the advances being requested under the facility. Breckenridge Funding will also pay a commitment fee of 0.70% per annum if the unused facility amount is greater than 50% or 0.35% per annum if the unused facility amount is less than or equal to 50% and greater than 25%, commencing six months after the closing date of the BNP SPV Facility, on the average daily unused amount of the financing commitments until the third anniversary of the BNP SPV Facility.

The maximum commitment amount of the BNP SPV Facility is $400 million. Proceeds from borrowings under the BNP SPV Facility may be used to fund portfolio investments by Breckenridge Funding and to make advances under delayed draw and revolving loans where Breckenridge Funding is a lender. The period during which Breckenridge Funding may make borrowings under the BNP SPV Facility expires on December 21, 2021 (or such later date as may be agreed by Breckenridge Funding, BNP, as administrative agent, and the lenders under the BNP SPV Facility) and the BNP SPV Facility is scheduled to mature on December 21, 2023.

Breckenridge Funding’s obligations to the lenders under the BNP SPV Facility are secured by a first priority security interest in all of Breckenridge Funding’s portfolio of investments and cash. The obligations of Breckenridge Funding under the BNP SPV Facility are non-recourse to the Company, and the Company’s exposure under the BNP SPV Facility is limited to the value of its investment in Breckenridge Funding.

In connection with the BNP SPV Facility, Breckenridge Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The BNP SPV Facility contains customary events of default for similar financing transactions, including if a change of control of Breckenridge Funding occurs or if the Company is no longer the servicer of Breckenridge Funding. Upon the occurrence and during the continuation of an event of default, BNP may declare the outstanding advances and all other obligations under the BNP SPV Facility immediately due and payable. The occurrence of an event of default (as described above) suspends the ability of Breckenridge Funding to acquire or sell additional assets.

As of December 31, 2018, the Company was in compliance with all covenants and other requirements of the BNP SPV Facility.

At December 31, 2018, the Company’s outstanding debt obligations were as follows:

	December 31, 2018
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$200,000	$—	$—	$200,000	$174,032
JPM SPV Facility	300,000	120,000	120,000	180,000	22,966
BNP SPV Facility	400,000	65,000	65,000	335,000	5,183
Total	$900,000	$185,000	$185,000	$715,000	$202,181

(1)	The unused portion is the amount upon which commitment fees, if any, are based.
(2)	The amount available reflects any limitations related to each respective credit facility’s borrowing base.

As of December 31, 2018, $0.8 million, of interest expense and $0.1 million of unused commitment fees was included in interest payable. For the period ended December 31, 2018, the weighted average interest rate on all borrowings outstanding was 4.95%, and the average principal debt outstanding was $162.0 million.

For the period ended December 31, 2018, the components of interest expense were as follows:

For the period ended
December 31, 2018
Borrowing interest expense	$935
Facility unused fees	89
Amortization of financing costs	327
Total Interest Expense	$1,351
Cash paid for interest expense	$105

Note 7. Commitments and Contingencies

Portfolio Company Commitments

The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements.  As of December 31, 2018 we had five delayed draw terms loans with an aggregate of $54.7 million of unfunded commitments.

Warehousing Transactions

The Company entered into two warehousing transactions whereby the Company agreed, subject to certain conditions, to purchase certain assets from  parties unaffiliated with the Adviser. Such warehousing transactions were designed to assist the Company in deploying capital upon receipt of drawdown proceeds. One of these warehousing transactions relates primarily to originated or anchor investments in middle market loans (the “Middle Market Warehouse”).  The other warehouse related primarily to broadly syndicated loans (the “Syndicated Warehouse” and, together with the Middle Market Warehouse, the “Warehousing Transactions”) prior to the acquisition of the equity interests of the Syndicated Warehouse by the Company and merger of the Syndicated Warehouse with the Company’s wholly-owned subsidiary, as described below.

Middle Market Warehouse

On September 10, 2018, the Company entered into a Warehousing Transaction for primarily middle market loans with a warehouse provider unaffiliated with the Adviser. The warehouse investments for the Middle Market Warehouse are ultimately selected by the warehouse provider, in its sole discretion, for an account which it solely controls.  Recommendations for such investments are made on a non-discretionary basis by an affiliate of the Adviser, but only if the Adviser has determined the investment is desirable for the Company.  The Company is a party to a forward purchase agreement pursuant to which the Company agrees to purchase certain assets held in the Middle Market Warehouse at a purchase price based on the cost of the asset to the warehouse provider plus amounts of unpaid interest, original issue discount and structuring fees accrued to the warehouse provider during the time the warehouse provider owned the asset.

Under the Middle Market Warehouse, the Company has until the maturity date of September 10, 2019, which is one year from the commencement date of the warehouse, to purchase the assets in the warehouse.  Additionally, the obligation to purchase assets from the warehouse provider is contingent on the Company raising sufficient funds to purchase such assets.  The obligation to purchase such assets was also contingent on the assets meeting certain criteria and further the obligation to purchase such assets may be satisfied by another party (including an affiliate of the Company).

As of December 31, 2018, there was $30 million in aggregate principal amount in the Middle Market Warehouse, all of which the Company was obligated to purchase at a future date under forward purchase agreements.

Since the Company has a contractual obligation to acquire all qualifying assets in the Middle Market Warehouse through a forward purchase agreement, the mark-to-market gain/loss of all investments is recognized in the Company’s consolidated financial statements. The Company does not, however, have any direct interest in the underlying assets nor does it have the power to control the activities most significant to the economic performance of the Middle Market Warehouse, and therefore, such assets are not included in the Company’s consolidated financial statements. This gain/loss amount is calculated as the difference between (1) the current purchase price the Company would be obligated to pay to purchase each asset under the forward purchase agreement and (2) the current fair value as determined by the Company’s valuation policy. As of December 31, 2018, the Company had a total unrealized loss of $0.2 million relating to this forward purchase obligation.

During the period ended December 31, 2018, the Company purchased debt investments from the Middle Market Warehouse in the aggregate principal amount of $200.1 million (excluding unfunded delayed draw positions of $54.7 million), at a purchase price of $196.1 million.

Syndicated Warehouse

On August 21, 2018, the Company entered into a Warehousing Transaction with a third party whereby the Company (or the Company’s designees) agreed, subject to certain contingencies, to purchase the equity interests of a warehouse vehicle from such third party at a price equal to the initial capital contribution made by the third party equity holder plus accrued but unpaid interest on the underlying assets in the warehouse vehicle remaining after the payment of all other obligations outstanding under the credit agreement of the Syndicated Warehouse vehicle other than principal on the loan made under such credit agreement. The warehouse investments for the Syndicated Warehouse vehicle were selected by an affiliate of the Adviser as the collateral manager of the Syndicated Warehouse. Neither the Adviser nor any of its affiliates received any additional compensation from the Company in connection with serving as collateral manager of the warehouse vehicle.

The Company exercised their rights to acquire the equity interests of the Syndicated Warehouse on December 11, 2018, at which time the assets and liabilities of the warehouse started to be included in the Company’s consolidated financial statements for a total purchase price of $24.9 million.  For the period ended December 31, 2018, the Company recorded a loss $0.6 million, which represented the excess of total consideration paid for the equity interests over the fair value of the net assets of the Syndicated Warehouse we assumed on the date of acquisition.

The following table summarizes the assets and liabilities of the Syndicated Warehouse as of the acquisition date:

December 11, 2018
ASSETS
Investments at fair value	$120,988
Cash and cash equivalents	919
Interest receivable	604
Receivable for investments sold	29,740
Total assets	$152,251
LIABILITIES
Debt	$65,000
Payable for investments purchased	62,758
Interest payable	140
Total liabilities	127,898
NET ASSETS
Total net assets	24,353
Total liabilities and net assets	$152,251

On December 28, 2018, the Company caused a certificate of merger to be filed with the Delaware Secretary of State to merge the Syndicated Warehouse, a Cayman Islands exempted company, into Breckenridge Funding, a Delaware limited liability company at which time all the assets and liabilities of the Syndicated Warehouse became owned by Breckenridge Funding.  Breckenridge is, and at the time of the merger the Syndicated Warehouse was, a wholly-owned bankruptcy remote subsidiary of the Company.  The Syndicated Warehouse and Breckenridge were established in connection with non-recourse credit facilities provided by BNP Paribas as lender on August 21, 2018 and December 21, 2018, respectively. In connection with the merger, the Company caused the credit facility at the Syndicated Warehouse to be paid off and terminated.

Other Commitments and Contingencies

From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2018, management is not aware of any pending or threatened litigation.

Note 8. Net Assets

Subscriptions and Drawdowns

In connection with its formation, the Company has the authority to issue an unlimited number of Shares at $0.001 per Share par value.  On September 14, 2018, an affiliate of the Adviser purchased 60 Shares at $25.00 per Share.

During the period ended December 31, 2018, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s Shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s Shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of December 31, 2018, the Company had received Capital Commitments totaling $952.2 million ($712.9 million remaining undrawn), of which $15.0 million ($6.9 million remaining undrawn) are from affiliates of the Adviser.

The following table summarizes the total Shares issued and proceeds received related to the Company’s initial capitalization and capital drawdowns delivered pursuant to the Subscription Agreements for the period ended December 31, 2018:

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
September 14, 2018	60	$2
November 20, 2018	5,671,181	141,780
December 13, 2018	3,950,078	97,527
Total	9,621,319	$239,309

Distributions and Dividend Reinvestment

During the period ended December 31, 2018, no distributions had been declared or paid by the Company.

With respect to distributions, the Company has adopted an “opt out” dividend reinvestment plan for Shareholders. As a result, in the event of a declared dash distribution or other distribution, each Shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional Shares rather than receiving cash distributions. Shareholders who receive distributions in the form of Shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

For the period ended
December 31, 2018
Net increase (decrease) in net assets resulting from operations	$(2,944)
Weighted average shares outstanding (basic and diluted)	7,458,181
Earnings (loss) per common share (basic and diluted)	$(0.39)

Note 10. Income Taxes

Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) income or loss recognition on exited investments; and (3) U.S federal excise taxes.

The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate.  For the fiscal period ended December 31, 2018, permanent differences were as follows:

For the period ended
December 31, 2018
Undistributed net investment income (loss)	$43
Accumulated net realized gain (loss)	9
Paid In Capital	(52)

During the period ended December 31, 2018, permanent differences were principally related to $0.05 million attributable to U.S. federal excise taxes.

The following reconciles the increase in net assets resulting from operations for the fiscal period ended December 31, 2018 to taxable income at December 31, 2018:

For the period ended
December 31, 2018
Net increase (decrease) in net assets resulting from operations	$(2,944)
Net unrealized (appreciation) depreciation	3,650
Realized losses for books not included in taxable income	581
Nondeductible excise taxes	52
Taxable/Distributable Income	$1,339

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2018 is as follows:

For the period ended
December 31, 2018
Gross unrealized appreciation	$953
Gross unrealized depreciation	(4,962)
Net unrealized appreciation (depreciation)	(4,009)

Tax cost of investments	$549,334

Note 11. Financial Highlights

The following are the financial highlights for the period ended December 31, 2018:

For the period ended
December 31, 2018
Per Share Data
Net asset value, beginning of period	$25.00
Net investment income (1)	0.17
Net unrealized and realized gain (loss) (2)	(0.47)
Net increase (decrease) in net assets resulting from operations	(0.30)
Issuance of common shares (3)	(0.13)
Total increase (decrease) in net assets	(0.43)
Net asset value, end of period	$24.57
Shares outstanding, end of period	9,621,319
Total return based on NAV (4)	(1.72)%

Ratios
Ratio of net expenses to average net assets (5)	8.89%
Ratio of net investment income to average net assets (5)	6.07%
Portfolio turnover rate	—

Supplemental Data
Net assets, end of period	236,365
Total capital commitments, end of period	952,234
Ratios of total contributed capital to total committed capital, end of period	25.13%
Asset coverage ratio	227.8%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.
(2)	For the period ended December 31, 2018, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)	Increase (decrease) is due to the offering price of subscriptions during the period. All issuances were at then current NAV as determined by the Board.
(4)	Total return is calculated as the change in NAV per share during the period, plus distributions per share (if any), divided by the beginning NAV per share.
(5)

Amounts are annualized except for organizational costs and expense support amounts relating to organizational costs.  The ratio of total operating expenses to average net assets was 14.09% on an annualized basis, excluding the effect of expense support by the Adviser which represented 5.20% of average net assets

Note 12. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements.  There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of December 31, 2018, except as discussed below.

On January 9, 2019, the Company issued a capital call notice to call $142.0 million of capital commitments. Proceeds from the capital call were received and the related issuance of 5,666,095 shares occurred on January 24, 2019.

On January 22, 2019, the Board declared a distribution of $0.1239 per share, which is payable on May 15, 2019 to shareholders of record as of January 23, 2019.

On February 28, 2019, the Board declared a distribution of $0.3536 per share, which is payable on May 15, 2019 to shareholders of record as of March 27, 2019.

On March 8, 2019, the Company entered into Subscription Agreements with additional investors totaling $438.9 million of capital commitments in the aggregate.

On March 14, 2019, the Company issued a capital call notice to call $247.6 million of capital commitments. Proceeds from the capital call are expected to be received and the related issuance of approximately 9,761,529 shares are expected to occur on March 28, 2019.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the 1934 Act, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the 1934 Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC.

(b) Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management

Our business and affairs are managed under the direction of the Board.  The responsibilities of the Board include, among other things, the oversight of our investment activities, the quarterly and non-quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities.  Our Board consists of seven members, four of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by the Board.  These individuals are referred to as independent trustees.  Our Board elects the Company’s executive officers, who serve at the discretion of the Board.

Board of Trustees and Executive Officers

Trustees

Information regarding the Board is as follows:

Name	Year of Birth	Position	Trustee Since
Interested Trustee:
Bennett Goodman	1957	Chairman of the Board, Trustee	2018
Daniel H. Smith, Jr.	1963	Trustee	2018
Brad Marshall	1972	Trustee	2018
Independent Trustees:
Robert Bass	1949	Trustee	2018
Tracy Collins	1963	Trustee	2018
Robert Harteveldt	1962	Trustee	2018
Thomas Joyce	1955	Trustee	2018

The address for each of our trustees is c/o GSO Asset Management LLC, 345 Park Avenue, 31st Floor, New York, NY 10154.

Executive Officers

Name	Year of Birth	Position
Brad Marshall	1972	Chief Executive Officer
Stephan Kuppenheimer	1970	Chief Financial Officer
Robert W. Busch	1982	Chief Accounting Officer and Treasurer
Beth Chartoff	1969	Public Relations Officer
Marisa J. Beeney	1970	Chief Compliance Officer, Chief Legal
		Officer and Secretary

Biographical Information

Trustees

Our trustees have been divided into two groups—interested trustees and independent trustees. An interested trustee is an “interested person” as defined in Section 2(a)(19) of the 1940 Act.

Interested Trustees

Bennett J. Goodman, Founder, Senior Managing Director, Member of Blackstone’s Management Committee.  Mr. Goodman is Chairman of the Board of the Company, a Co-Founder of GSO, Senior Managing Director of Blackstone and sits on the investment committees for GSO’s performing credit funds, stressed/distressed funds and energy funds. He is a member of the Board of Trustees of Blackstone and sits on the firm’s Management Committee. Since joining Blackstone in 2008, Mr. Goodman  focuses on the management of GSO.  Before co-founding GSO in 2005, Mr. Goodman was the Managing Partner of the Alternative Capital Division of Credit Suisse. Mr. Goodman joined Credit Suisse in November 2000 when they acquired Donaldson, Lufkin & Jenrette (“DLJ”) where he was Global Head of Leveraged Finance. Mr. Goodman joined DLJ in February of 1988 as the founder of the High Yield Capital Markets Group. Prior to joining DLJ, Mr. Goodman worked in the high yield business at Drexel Burnham Lambert from 1984 to 1988. Mr. Goodman graduated from Lafayette College and the Harvard Business School. He currently sits on the board of Lincoln Center and the Central Park Conservancy. He received Institutional Investor’s 2012 Money Manager of The Year Award and the 2004 Lifetime Achievement Award from Euromoney Magazine for his career achievements in the global capital markets.

Daniel H. Smith, Jr., Senior Managing Director of Blackstone and Head of Customized Credit Strategies.  Mr. Smith is a Trustee of the Company, a Senior Managing Director of Blackstone and is Head of Customized Credit Strategies unit, which includes various commingled credit funds, permanent capital vehicles, CLOs, closed-end funds and leveraged and unleveraged separately managed accounts (SMAs). Additional responsibilities include serving as Chairman and Chief Executive Officer of the closed-end investment companies managed by the unit. Mr. Smith joined GSO from the Royal Bank of Canada in July 2005 where he was a Managing Partner and Co-Head of RBC Capital Market’s Alternative Investments Unit. Mr. Smith joined RBC in 2001 from Indosuez Capital, a division of Crédit Agricole Indosuez, where he was a Co-Head and Managing Director overseeing the firm’s debt investments business and merchant banking activities. Prior to Indosuez Capital, Mr. Smith was a Principal at Frye-Louis Capital Management in Chicago. He began his career in investment management in 1987 at Van Kampen American Capital (f/k/a Van Kampen Merritt), a mutual fund company in Chicago where he held a variety of positions including Co-Head of the firm’s high-yield investment group and head of the firm’s equity fund complex.  Mr. Smith received a B.S. in Petroleum Engineering from the University of Southern California and a Masters in Management from the J.L. Kellogg Graduate School of Management at Northwestern University.

Brad Marshall, Senior Managing Director. Mr. Marshall is a Trustee and the Chief Executive Officer of the Company and a Senior Managing Director of Blackstone. He is a senior portfolio manager in GSO’s Performing Credit Group and oversees GSO’s Direct Lending effort.  Mr. Marshall is a member of GSO’s Performing Credit Investment Committee.  Before joining GSO in 2005, Mr. Marshall worked in various roles at RBC, including fixed income research and business development within RBC’s private equity funds effort. Prior to RBC, Mr. Marshall helped develop a private equity funds business for TAL Global, a Canadian asset management division of CIBC, and prior to that, he co-founded a microchip verification software company where he served as Chief Financial Officer. Mr. Marshall received an M.B.A. from McGill University in Montreal and a B.A. (Honors) in Economics from Queen’s University in Kingston, Canada.

Independent Trustees

Robert Bass. Mr. Bass has served on the board of Groupon, Inc. since June 2012. He served as a Vice Chairman of Deloitte & Touche LLP from 2006 through June 2012, and was a partner in Deloitte from 1982 through June 2012, where he specialized in e-commerce, mergers and acquisitions, SEC filings and related issues. At Deloitte, Mr. Bass was responsible for all services provided to Forstmann Little and its portfolio companies and was the advisory partner for Blackstone, DIRECTV, 24 Hour Fitness, McKesson, IMG and CSC. In addition, he has been an advisory partner for RR Donnelley, Automatic Data Processing, Community Health Systems, and Avis Budget. Mr. Bass served on the board of directors of Sims Metal Management (ASX: SGM.AX) and as a member of the risk and audit committee from September 2013 to January 1, 2019, including as Chairman of the risk and audit committee since November 2014, the board of directors and as a member of the audit committee of Apex Tool Group, LLC since December 2014, including as Chairman of the audit committee since April 2015, the board of directors and as Chairman of the audit committee of New Page Corporation from January 2013 (emergence from chapter XI) to January 2015 (sale of the company), and the board of directors and as Chairman of the audit committee of Redfin Corporation (NASDAQ: RDFN) since October 2016. Mr. Bass is a certified public accountant licensed in New York and Connecticut. He is a member of the American Institute of Certified Public Accountants and the Connecticut State Society of Certified Public Accountants. Mr. Bass brings to the Board a wealth of experience and knowledge of public company financial reporting and accounting, including with respect to companies in the e-commerce sector, and his experience at the highest levels of a Big Four accounting firm is an invaluable resource to the Board in its oversight of the Company’s SEC filings, all of which make him well qualified to serve on our Board.

Tracy Collins. Ms. Collins is an independent finance professional and most recently served as CEO to SmartFinance LLC (2013-2017), a Fintech startup purchased by MidFirst Bank in December of 2017. During her career in financial services, Ms. Collins worked as a Senior Managing Director (Partner) and Head of Asset-Backed Securities Research at Bear Stearns & Co., Inc. for six years and prior to that as a Managing Director (Partner) and Head of Asset-Backed Securities and Structured Products at Credit Suisse (formerly known as Credit Suisse First Boston) for nine years. During her tenure as a structured product specialist, Ms. Collins was consistently recognized as a “First Team All American Research Analyst.” Ms. Collins served as an independent director for KKR Financial from August 2006 to May 2014. She graduated from the University of Texas at Austin in the Plan II Honors Program. Ms. Collins has held numerous management positions and her broad experiences in the financial services sector provide her with skills and valuable insight in handling complex financial transactions and issues, all of which make her well qualified to serve on our Board. Ms. Collins’ spouse is the founder, managing partner and co-CIO of Good Hill Partners LP (“Good Hill”).  Good Hill is a registered investment adviser that manages various types of collective investment vehicles and investment accounts. Affiliates of the Adviser (but not the Adviser) have invested on behalf of their clients in Good Hill managed vehicles or accounts since 2010, and the amount of such investment is material to Good Hill.

Robert Harteveldt. Mr. Harteveldt is the CEO of Trishield Capital Management (“Trishield”), a deep-value, event-driven hedge fund focused primarily on small and mid-cap domestic companies, investing in both credit and equity. Trishield was named the number one performing Event Driven Fund by BarclayHedge for the three years ending in 2014.  Mr. Harteveldt joined Trishield in 2013.  Prior to joining Trishield, Mr. Harteveldt worked at Jefferies LLC from 2008 to 2013.  At Jefferies, Mr. Harteveldt was Co-Head of Global Fixed Income, Global Head of Leveraged Finance Investment Banking and a member of the firm’s Executive Committee. Prior to joining Jefferies, Mr. Harteveldt worked at Bear Stearns & Co., Inc. from 1984 until 2008, where Mr. Harteveldt was Co-Head of Leveraged Finance Sales & Trading. Prior to moving into the Fixed Income Department at Bear Stearns, Mr. Harteveldt worked in its Mergers and Acquisitions and Corporate Finance Departments.  Mr. Harteveldt holds an A.B. in History from Dartmouth College, where he currently serves on the Board of Overseers for the Hood Museum of Art.  Mr. Harteveldt is a former Trustee of Choate Rosemary Hall and served on the Board of  Directors of the Boys and Girls Club of Greenwich.  Mr. Harteveldt has held numerous management positions and his broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on our Board.  Mr. Harteveldt, directly or through one or more investment vehicles, is a limited partner in GSO Capital Solutions Fund II, L.P., Blackstone Real Estate Partners VII, LP and Blackstone Real Estate Debt Strategies III, L.P., funds managed by affiliates of the Adviser.

Thomas Joyce. Mr. Joyce is a recognized leader in the financial services industry. He has over thirty five years of experience, both domestic and internationally. He was most recently Executive Chairman of Arxis Capital. Prior to Arxis, Mr. Joyce was Chairman and CEO of Knight Capital Group (“Knight”). He joined Knight in 2002 and retired in July 2013, taking the company from $400 million to $1.3 billion in revenues. From January through May of 2002, Mr. Joyce was Global Head of Trading for S.C. Bernstein & Co.  Before that, he held a variety of leadership roles in the Global Institutional Equity business at Merrill Lynch & Co, during his almost fifteen years there. He is a former member of the Boards of Special Olympics Connecticut; the Alfred E. Smith Foundation; and Salisbury School. He is one of the Police Commissioners of the Darien Police Department. Mr. Joyce received an AB in Economics from Harvard College. Mr. Joyce has held numerous management positions and his broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on our Board.

Executive Officers Who Are Not Trustees

Beth Chartoff, Senior Managing Director and Head of Investor Relations and Business Development. Ms. Chartoff is the Public Relations Officer of the Company and a Senior Managing Director and Head of Investor Relations and Business Development at GSO . Before joining GSO in 2005, Ms. Chartoff worked as a Director in Investment Banking at Banc of America Securities in the Financial Sponsors Group. Prior to working at Banc of America Securities, Ms. Chartoff was in the investment banking groups of Credit Suisse and DLJ. Ms. Chartoff worked on a variety of financing, M&A and restructuring transactions in the consumer & retail and media & telecommunications industries. Ms. Chartoff received a B.A. in Economics from Cornell University and an M.B.A. from the Wharton School of the University of Pennsylvania. She is Head of the Blackstone Women’s Initiative, focused on the recruitment, retention and advancement of women at the firm. In addition, Ms. Chartoff serves as a member of the Executive Committee of American Ballet Theatre’s Board of Governing Trustees.

Stephan Kuppenheimer, Managing Director. Mr. Kuppenheimer is the Chief Financial Officer of the Company and a Managing Director with GSO  responsible for capital markets, including the financing of GSO’s funds and investments as well as the syndication of certain portfolio holdings. Mr. Kuppenheimer is also a member of the investment committee for certain U.S. direct lending funds. Mr. Kuppenheimer joined GSO in 2015. Before joining GSO, he was a Senior Managing Director at Stifel Financial where he served as Head of Principal Investing and Head of Debt Capital Markets from 2010 to 2015. In addition, as part of his responsibilities at Stifel, Mr. Kuppenheimer served as a member of the board of directors of CM Finance Inc. a publicly listed BDC. Prior to Stifel, Mr. Kuppenheimer was founder and CEO of FSI Capital, an alternative asset management company focused on U.S. credit products. Previously, Mr. Kuppenheimer was head of CLOs, structured funds and new products for Merrill Lynch. Mr. Kuppenheimer received a J.D., with Distinction, from Emory University School of Law and a B.A. from Colgate University with Honors in Philosophy.

Marisa J. Beeney, Senior Managing Director, General Counsel of GSO. Ms. Beeney is the Chief Compliance Officer, Chief Legal Officer and Secretary of the Company. Ms. Beeney has been with GSO since 2007. Prior to her role as General Counsel, Ms. Beeney worked on a variety of legal matters within GSO, overseeing certain legal and compliance issues and also focusing on the leverage facilities of the GSO funds, new business initiatives, fund structuring and related issues for fund investments. Ms. Beeney also serves as Chief Compliance Officer, Chief Legal Officer and Secretary of certain GSO-advised registered closed-end funds. Before joining GSO, Ms. Beeney was an attorney at DLA Piper within the finance group. Prior to that time, she worked at Latham & Watkins primarily on project finance and development transactions, as well as other structured credit products. Ms. Beeney holds a B.S. in Engineering from Cornell University, and a J.D., magna cum laude, from Boston University.

Robert W. Busch, Senior Vice President. Mr. Busch is the Chief Accounting Officer and Treasurer of the Company and a Senior Vice President with GSO. Mr. Busch joined GSO in 2018. Mr. Busch worked previously at Fifth Street Asset Management from 2012 to 2018, where he was Senior Vice President Finance and served as Controller of the firm’s two publicly traded business development companies and publicly traded alternative asset manager. Prior to that, Mr. Busch was an Audit Manager at Deloitte & Touche LLP serving clients in various industries including alternative asset management and real estate. Mr. Busch is a Certified Public Accountant in the state of New York and received a Bachelor’s Degree in Business Administration with a concentration in Accounting from Boston University’s Questrom School of Business where he graduated cum laude.

Leadership Structure and Oversight Responsibilities

Overall responsibility for our oversight rests with the Board.  We have entered into the Investment Advisory Agreement pursuant to which the Adviser will manage the Company on a day-to-day basis.  The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of the 1940 Act, the Declaration of Trust and applicable provisions of state and other laws. The Board meets in person at regularly scheduled quarterly meetings each year.  In addition, the Board may hold special in-person or telephonic meetings or informal conference calls to discuss specific matters that may arise or require action between regular meetings.  As described below, the Board has established a Nominating Committee, and an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board in fulfilling its oversight responsibilities.

The Board has appointed Bennett J. Goodman to serve in the role of Chairman of the Board.  The Chairman’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other trustees generally between meetings.  The Chairman serves as a key point person for dealings between management and the trustees.  The Chairman also may perform such other functions as may be delegated by the Board from time to time.  The Board reviews matters related to its leadership structure annually.  The Board has determined that the Board’s leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of trustees and the full Board in a manner that enhances effective oversight.

Following an Exchange Listing, the Trustees may be classified, with respect to the terms for which they severally hold office, into classes, as determined by the Board, as nearly equal in size as is practicable.

Board’s Role in Risk Oversight

We are subject to a number of risks, including investment, compliance, operational and valuation risks, among others.  Risk oversight forms part of the Board’s general oversight of the Company and is addressed as part of various Board and committee activities.  Day-to-day risk management functions will be subsumed within the responsibilities of the Adviser and other service providers (depending on the nature of the risk), which will carry out our investment management and business affairs.  The Adviser and other service providers employ a variety of processes, procedures and controls to identify various events or circumstances that give rise to risks, to lessen the probability of their occurrence and to mitigate the effects of such events or circumstances if they do occur. Each of the Adviser and other service providers has their own independent interest in risk management, and their policies and methods of risk management will depend on their functions and business models.  The Board recognizes that it is not possible to identify all of the risks that may affect the Company or to develop processes and controls to eliminate or mitigate their occurrence or effects.  As part of its regular oversight of the Company, the Board interacts with and reviews reports from, among others, the Adviser, our chief compliance officer, our independent registered public accounting firm and counsel, as appropriate, regarding risks faced by the Company and applicable risk controls.  The Board may, at any time and in its discretion, change the manner in which it conducts risk oversight.

Corporate Governance

Committees

The Board has an Audit Committee and a Nominating Committee and may form additional committees in the future.

Audit Committee

The Audit Committee is composed of Robert Bass, Tracy Collins, Robert Harteveldt and Thomas Joyce, each of whom is not considered an “interested person” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act.  Robert Bass serves as Chair of the Audit Committee.  Our Board determined that Robert Bass is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the 1934 Act.  The Audit Committee members meet the current independence and experience requirements of Rule 10A-3 of the 1934 Act.

In accordance with its written charter adopted by the Board, the Audit Committee (a) assists the Board’s oversight of the integrity of our financial statements, the independent registered public accounting firm’s qualifications and independence, our compliance with legal and regulatory requirements and the performance of our independent registered public accounting firm; (b) prepares an Audit Committee report, if required by the SEC, to be included in our annual proxy statement, if any; (c) oversees the scope of the annual audit of our financial statements, the quality and objectivity of our financial statements, accounting and financial reporting policies and internal controls; (d) determines the selection, appointment, retention and termination of our independent registered public accounting firm, as well as approving the compensation thereof; (e) pre-approves all audit and non-audit services provided to us and certain other persons by such independent registered public accounting firm; and (f) acts as a liaison between our independent registered public accounting firm and the Board.

Nominating and Corporate Governance Committee

The Nominating Committee is composed of Robert Bass, Tracy Collins, Robert Harteveldt and Thomas Joyce, each of whom is not considered an “interested person” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act. Thomas Joyce serves as Chair of the Nominating Committee.

In accordance with its written charter adopted by the Board, the Nominating Committee recommends to the Board persons to be nominated by the Board for election at the Company’s meetings of our Shareholders, special or annual, if any, or to fill any vacancy on the Board that may arise between Shareholder meetings.  The Nominating Committee also makes recommendations with regard to the tenure of the trustees and is responsible for overseeing an annual evaluation of the Board and its committee structure to determine whether the structure is operating effectively.  The Nominating Committee will consider for nomination to the Board candidates submitted by our Shareholders or from other sources it deems appropriate.

Compensation Committee

The Board does not currently intend to delegate any authority to a compensation committee because our executive officers will not receive any direct compensation from us.

Communications to the Board of Trustees

The independent trustees serving on our Board intend to meet in executive sessions at the conclusion of or preceding each regularly scheduled meeting of the Board, and additionally as needed, without the presence of any directors or other persons who are part of our management.

Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual trustees or any group or committee of trustees, correspondence should be addressed to the Board or any such individual trustees or group or committee of trustees by either name or title. The address for each of our trustees is c/o GSO Asset Management LLC, 345 Park Avenue, 31st Floor, New York, NY 10154. Any communication to report potential issues regarding accounting, internal controls and other auditing matters will be directed to the Audit Committee. Appropriate Company personnel will review and sort through communications before forwarding them to the addressee(s).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires our executive officers, members of our Board, and persons who own more than ten percent of our Shares to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us, we believe that, with respect to the fiscal year ended December 31, 2018, such persons complied with all such filing requirements, with the exception of the following late filings, in each case due to administrative oversight: a Form 4 report on November 6, 2018 by each of Mr. Joyce, Mr. Goodman and Blackstone BGSL Holdings LLC reflecting the purchase of Shares.

Item 11. Executive Compensation.

Executive Compensation

None of our executive officers will receive direct compensation from us.  We will reimburse the Administrator the allocable portion of the compensation paid by the Administrator (or its affiliates) to our chief compliance officer and chief financial officer and their respective staffs as well as other administrative personnel (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs).  The members of the Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.

Further, we are prohibited under the 1940 Act from issuing equity incentive compensation, including stock options, stock appreciation rights, restricted stock and stock, to our officers, directors and employees.

Trustee Compensation

No compensation is paid to our trustees who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act.  We pay each independent trustee: (i) $75,000 ($100,000 after an Exchange Listing) per year (prorated for any partial year), (ii) $2,500 for each regular meeting of the Board attended, (iii) $1,000 for each committee meeting attended (in addition to regular meeting fees to the extent committees meet on regular meeting dates) and (iv) an additional fee of $7,500 ($10,000 after an Exchange Listing) per year for the chairman of the Audit Committee. We are also authorized to pay the reasonable out-of-pocket expenses of each independent trustee incurred by such trustee in connection with the fulfillment of his or her duties as an independent trustee.

	Total Compensation from the Company for Fiscal Year 2018 (3)	Total Compensation from Fund Complex for Fiscal Year 2018
Interested Trustees
Bennett Goodman (1)	$—	$—
Daniel H. Smith, Jr. (1)	$—	$—
Brad Marshall (1)	$—	$—
Independent Trustees
Robert Bass (2)	$46,524	$46,524
Tracy Collins	$43,386	$43,386
Robert Harteveldt	$43,386	$43,386
Thomas Joyce	$43,386	$43,386

(1)	These are interested trustees and, as such, do not receive compensation from the Company or the Fund Complex for their services as trustees.
(2)	Includes compensation as chairman of Audit Committee.
(3)	The Company does not have a profit-sharing plan, and trustees do not receive any pension or retirement benefits from the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 18, 2019, the beneficial ownership of each current trustee, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding Shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 15,287,414 Shares outstanding as of March 18, 2019.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the Shares. Ownership information for those persons who beneficially own 5% or more of our Shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available.

Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our trustees are divided into two groups—interested and independent. Interested trustees are “interested persons” of the Company or the Adviser as defined in Section 2(a)(19) of the 1940 Act. Unless otherwise indicated, the address of all executive officers and trustees is 345 Park Avenue, 31st floor, New York, New York 10154.

	Type of Ownership	Number of Shares Owned	Percentage
Interested Trustees
Bennett Goodman	Beneficial	325,717 (1)	2.13%
Daniel H. Smith, Jr.	-	-	-
Brad Marshall	-	-	-
Independent Trustees
Robert Bass	-	-	-
Tracy Collins	-	-	-
Robert Harteveldt	-	-	-
Thomas Joyce	Record/Beneficial	10,855	(2)
Executive Officers Who Are Not Directors
Stephan Kuppenheimer	-	-	-
Robert W. Busch	-	-	-
Beth Chartoff	-	-	-
Marisa J. Beeney	-	-	-
All Trustees and Executive Officers as a Group (11 persons)		336,572	2.20%
Five-Percent Shareholder
Universities Superannuation Scheme	Record/Beneficial	1,914,639	12.52%

(1)

Reflects Shares held directly by Blackstone BGSL Holdings LLC.  GSO Capital Partners LP is the managing member of Blackstone BGSL Holdings LLC and indirectly controlled by The Blackstone Group L.P.  Bennett J. Goodman may be deemed to have shared voting power and/or investment power with respect to the securities beneficially owned by GSO Capital Partners LP. Each of the foregoing entities (other than Blackstone BGSL Holdings LLC) and Mr. Goodman disclaims beneficial ownership of the Shares held directly by Blackstone BGSL Holdings LLC.

(2)	Amounts round to less than 1%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Investment Advisory Agreement; Administration Agreement

We have entered into the Investment Advisory Agreement with the Adviser pursuant to which we pay the Adviser a management fee at an annual rate of (i) prior to an Exchange Listing, 0.75%, and (ii) following an Exchange Listing, 1.0%, in each case of the average value of our gross assets at the end of the two most recently completed calendar quarters, and a two-part incentive fee based on (i) the amount by which our pre-incentive fee net investment income returns exceed a certain “hurdle rate” and (ii) our capital gains. In addition, pursuant to the Investment Advisory Agreement and the Administration Agreement, we will reimburse the Adviser and Administrator for certain expenses as they occur. See “Item 1. Business—Investment Advisory Agreement,” “Item 1. Business—Administration Agreement,” and “Item 1. Business—Payment of Our Expenses under the Investment Advisory and Administration Agreements.” Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board, including a majority of independent trustees, or by the holders of a majority of our outstanding voting securities.

For the period from November 20, 2018 (commencement of operations) to December 31, 2018, management fees were $0.3 million and there were no incentive fees related to Pre-Incentive Fee Net Investment Income Returns or realized capital gains. For the period from November 20, 2018 (commencement of operations) to December 31, 2018, there were no accrued capital gains incentive fees based upon cumulative net realized and unrealized appreciation (depreciation). The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of a previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As of December 31, 2018, $0.3 million was included in management fees payable in the Consolidated Statement of Assets and Liabilities included in the Annual Report.

For the period from November 20, 2018 (commencement of operations) to December 31, 2018, the Company incurred $0.4 million in fees under the Administration Agreement, which were included in administrative service fees in the Consolidated Statement of Operations included in the Annual Report. As of December 31, 2018, $0.4 million was unpaid and included in due to affiliate in the Consolidated Statement of Assets and Liabilities included in the Annual Report.

Co-Investment Relief

We have in the past co-invested, and in the future may co-invest, with certain affiliates of the Adviser.  We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Board has established Board Criteria clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more GSO BDCs and other public or private GSO funds that target similar assets. If an investment falls within the Board Criteria, GSO must offer an opportunity for the GSO BDCs to participate.  The GSO BDCs may determine to participate or not to participate, depending on whether GSO determines that the investment is appropriate for the GSO BDCs (e.g., based on investment strategy).  The co-investment is generally allocated to us, any other GSO BDCs and the other GSO funds that target similar assets pro rata based on available capital in the applicable asset class.  If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

Transactions with Promoters and Certain Control Persons

The Adviser may be deemed a promoter of the Company. We have entered into the Investment Advisory Agreement with the Adviser and the Administration Agreement with the Administrator. The Adviser, for its services to us, will be entitled to receive management fees and incentive fees in addition to the reimbursement of certain expenses. The Administrator, for its services to us, will be entitled to receive reimbursement of certain expenses. In addition, under the Investment Advisory Agreement and Administration Agreement, to the extent permitted by applicable law and in the discretion of our Board, we have indemnified the Adviser and the Administrator and certain of their affiliates. See “Item 1. Business.”

Statement of Policy Regarding Transactions with Related Persons

The Board will conduct quarterly reviews of any potential related party transactions brought to its attention and, during these reviews, it will consider any conflicts of interest brought to its attention pursuant to the Company’s compliance policies and procedures. Each of the Company’s trustees and executive officers is subject to the Company’s Code of Ethics, which places restrictions on related party transactions, and is instructed and periodically reminded to inform the Company’s Chief Compliance Officer or her designee of any potential related party transactions. In addition, each such trustee and executive officer completes a questionnaire on an annual basis designed to elicit information about any potential related party transactions.

Trustee Independence

For information regarding the independence of our trustees, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Potential Conflicts of Interest

The Adviser, GSO, Blackstone and their respective affiliates will be subject to certain conflicts of interest with respect to the services the Adviser and the Administrator provide to us. These conflicts will arise primarily from the involvement of GSO, Blackstone and their respective affiliates, or collectively (the “Firm”), in other activities that may conflict with our activities. Shareholders should be aware that individual conflicts will not necessarily be resolved in favor of our interest.

Broad and Wide-Ranging Activities. The Firm engages in a broad spectrum of activities. In the ordinary course of its business activities, the Firm will engage in activities where the interests of certain divisions of the Firm or the interests of its clients will conflict with the interests of the Shareholders in the Company. Other present and future activities of the Firm will give rise to additional conflicts of interest. In the event that a conflict of interest arises, the Adviser will attempt to resolve such conflict in a fair and equitable manner. Subject to applicable law, including the 1940 Act, and the Board’s oversight, the Adviser will have the power to resolve, or consent to the resolution of, conflicts of interest on behalf of the Company. Investors should be aware that conflicts will not necessarily be resolved in favor of the Company’s interests. In addition, the Adviser may in certain situations choose to consult with or obtain the consent of the Board with respect to any specific conflict of interest, including with respect to the approvals required under the 1940 Act, including Section 57(f), and the Advisers Act. The Company may enter into joint transactions or cross-trades with clients or affiliates of the Adviser to the extent permitted by the 1940 Act, the Advisers Act and any applicable co-investment order from the SEC. Subject to the limitations of the 1940 Act, the Company may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other GSO funds.

The Firm’s Policies and Procedures. Certain policies and procedures implemented by the Firm to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions will from time to time reduce the synergies across the Firm’s various businesses that the Company expects to draw on for purposes of pursuing attractive investment opportunities. Because the Firm has many different asset management and advisory businesses, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, the Firm has implemented certain policies and procedures (e.g., information walls) that reduce the positive synergies that the Company expects the Adviser to utilize for purposes of managing the Company’s investments. For example, the Firm will come into possession of material non-public information with respect to companies, including companies in which the Company has investments or is considering making investments. The information, which could be of benefit to the Company, is likely to be restricted to those other businesses and otherwise be unavailable to the Company. It is also possible that the Company could be restricted from trading despite the fact that the Company did not receive such information. Additionally, the Firm may restrict or otherwise limit the Company and/or its portfolio companies from entering into agreements with, or related to, companies that either are advisory clients of the Firm or in which any fund of the Firm has invested or has considered making an investment. The Firm will from time to time restrict or otherwise limit the ability of the Company and/or its portfolio companies to make investments in or otherwise engage in businesses or activities competitive with companies of other advisory clients of the Firm, either as a result of contractual restrictions or otherwise. Furthermore, there will be circumstances in which affiliates of the Firm (including Other Clients) may refrain from taking certain confidential information in order to avoid trading restrictions. Finally, the Firm has and will enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although possibly intended to provide greater opportunities for the Company, may require the Company to share such opportunities (to the extent permitted by the 1940 Act and any applicable co-investment order from the SEC) or otherwise limit the amount of an opportunity the Company can otherwise take.

Performance Based Compensation and Management Fees. The existence of the incentive fees payable to the Adviser may create an incentive for the Adviser to make more speculative investments on behalf of the Company than it would otherwise make in the absence of such performance-based compensation, or to time the sale of investments in a manner motivated by the personal interests of GSO and/or Blackstone personnel. However, the fact that the hurdle rate for the incentive fee based on income is calculated on an aggregate basis each quarter and that realized and unrealized losses are netted against realized gains for the incentive fee based on capital gains (see “Item 1. Business—Investment Advisory Agreement”) should tend to reduce these incentives.

In addition, the manner in which the Adviser’s entitlement to incentive fees on capital gains is determined may result in a conflict between its interests and the interests of Shareholders with respect to the sequence and timing of disposals of investments. For example, the

Adviser may be incentivized to realize capital gains prior to a year end if such gains, net of realized and unrealized losses, would result in an incentive fee on capital gains.

In addition, the fact that the management fee payable to the Adviser is calculated based on the Company’s gross assets (excluding undrawn Capital Commitments but including assets purchased with borrowed amounts or other leverage) may create an incentive for the Adviser to (i) seek to deploy the Capital Commitments in investments at an accelerated pace and/or (ii) use greater levels of leverage than it otherwise would have if management fees were based solely on each Shareholder’s Capital Commitment or on net assets.

Senior Advisors, Industry Experts and Operating Partners. GSO may engage and retain strategic advisors, consultants, senior advisors, executive advisors, industry experts, operating partners, consultants, and other similar professionals (which may include former employees of Blackstone and/or GSO, as well as current employees of Blackstone’s and/or GSO’s portfolio companies) (“Senior and Other Advisors”) who are not employees or affiliates of GSO and who, from time to time, receive payments from, or allocations of a profits interest with respect to, portfolio companies (as well as from GSO or the Company). In such circumstances, such payments from, or allocations of a profits interest with respect to, portfolio companies and/or the Company may, subject to applicable law, be treated as Company expenses and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by GSO, be deemed paid to or received by GSO, and such amounts will not reduce the management fees or incentive fees payable.

To the extent permitted by applicable law and/or any applicable SEC-granted exemptive or no-action relief, these Senior and Other Advisors often have the right or may be offered the ability to (i) co-invest alongside the Company, including in the specific investments in which they are involved (and for which they may be entitled to receive performance-related incentive fees, which will reduce the Company’s returns), (ii) otherwise participate in equity plans for management of any such portfolio company or (iii) invest directly in the Company or in a vehicle controlled by the Company subject to reduced or waived management fees and/or incentive fees, including after the termination of their engagement by or other status with the Firm. Such co-investment and/or participation generally will result in the Company being allocated a smaller share of the applicable investment. Such co-investment and/or participation may vary by transaction and such participation may, depending on its structure, reduce the Company’s returns. Additionally, and notwithstanding the foregoing, these Senior and Other Advisors, as well as other Blackstone clients, may be (or have the preferred right to be) investors in GSO’s portfolio companies (which, in some cases, may involve agreements to pay performance fees to such persons in connection with the Company’s investment therein, which will reduce the Company’s returns) and/or Other Clients. Such Senior and Other Advisors, as well as other Blackstone clients, may also, subject to applicable law, have rights to co-invest with the Company on a side-by-side basis, which rights are generally offered on a no-fee/no-carried interest basis and generally result in the Company being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side participation.

The nature of the relationship with each of the Senior and Other Advisors and the amount of time devoted or required to be devoted by them varies considerably. In certain cases, they may provide the Adviser and/or GSO with industry-specific insights and feedback on investment themes, assist in transaction due diligence or make introductions to and provide reference checks on management teams. In other cases, they take on more extensive roles (and may be exclusive service providers to GSO) and serve as executives or directors on the boards of portfolio companies or contribute to the origination of new investment opportunities. In certain instances, GSO has formal arrangements with these Senior and Other Advisors (which may or may not be terminable upon notice by any party), and in other cases the relationships are more informal. They are either compensated (including pursuant to retainers and expense reimbursement, and, in any event, pursuant to negotiated arrangements that will not be confirmed as being comparable to the market rates for such services) by GSO, the Company (to the extent permitted by applicable law), and/or portfolio companies or otherwise uncompensated unless and until an engagement with a portfolio company develops. In certain cases, they have certain attributes of GSO “employees” (e.g., they may have dedicated offices at GSO, participate in general meetings and events for GSO personnel, work on GSO matters as their primary or sole business activity, service GSO exclusively, etc.) even though they are not considered GSO employees, affiliates or personnel under applicable law. There can be no assurance that any of the Senior and Other Advisors will continue to serve in such roles and/or continue their arrangements with GSO, the Company and/or any portfolio companies throughout the term of the Company.

Portfolio Company Relationships. To the extent permitted by applicable law, the Company’s portfolio companies are expected to be counterparties to or participants in agreements, transactions or other arrangements with portfolio companies of Other Clients that, although the Firm determines to be consistent with the requirements of such Other Clients’ offering and/or governing agreements, would not have otherwise been entered into but for the affiliation with GSO and/or the Firm, and that involve fees, commissions, servicing payments and/or discounts to GSO, any Firm affiliate (including personnel) or a portfolio company. For example, the Firm may cause, or offer the opportunity to, portfolio companies to enter into agreements regarding group procurement (such as the group purchasing organization), benefits management, purchase of insurance policies (which may be pooled across portfolio companies and discounted due to scale) from a third party or, to the extent permitted by applicable law, a Firm affiliate, and other similar operational initiatives that may result in commissions or similar payments, including related to a portion of the savings achieved by the portfolio company. In each case, payments made to the Firm in connection therewith will not reduce the management or incentive fees payable to the Adviser. In connection with such relationships, the Adviser will make determinations of competitive market rates based on its consideration of a number of factors, which are generally expected to include benchmarking data and other methodologies determined by the Adviser to be appropriate under the circumstances. While GSO generally intends to obtain benchmarking data regarding the rates charged or quoted by third parties for similar services, relevant comparisons may not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential and/or bespoke nature of such services. Therefore, such market comparisons may not result in precise market terms for comparable services. In addition, from time to time employees of the Firm serve as directors or advisory board members of certain portfolio companies or other entities.

For example, certain portfolio companies may enter into an employer health program arrangement or similar arrangements with Equity Healthcare LLC (“Equity Healthcare”), a Blackstone affiliate that negotiates with providers of standard administrative services and insurance carriers for health benefit plans and other related services for cost discounts, quality of service monitoring, data services and clinical consulting. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms from providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis. The payments made to Blackstone in connection with Equity Healthcare, group purchasing, insurance and benefits management will not reduce the management or incentive fees payable to the Adviser.

Additionally, the Firm or an affiliate thereof will from time to time hold equity or other investments in companies or businesses (even if they are not “affiliates” of the Firm) that provide services to or otherwise contract with portfolio companies. Blackstone and GSO have in the past entered (and can be expected in the future to enter) into relationships with companies in the information technology, corporate services and related industries whereby Blackstone acquires an equity or similar interest in such company. In connection with such relationships, Blackstone and/or GSO may also make referrals and/or introductions to portfolio companies (which may result in financial incentives (including additional equity ownership) and/or milestones benefitting Blackstone and/or GSO that are tied or related to participation by portfolio companies). The Company and the Shareholders will not share in any fees or economics accruing to Blackstone and/or GSO as a result of these relationships and/or participation by portfolio companies.

In addition, it is possible that certain portfolio companies of Other Clients or companies in which Other Clients have an interest will compete with the Company for one or more investment opportunities and/or engage in activities that may have adverse consequences on the Company and/or its portfolio companies.

In addition, a portfolio company of the Company may enter into agreements, transactions or other arrangements with another portfolio company of the Company or one or more portfolio companies of an Other Client (including the sale of assets between such portfolio companies) which may give rise to actual or potential conflicts of interest for the Adviser, the Company and/or their respective affiliates. Such agreements, transactions or other arrangements may, to the extent permitted by applicable law, be entered into without the consent or direct involvement of the Company and/or such Other Client or the consent of the Board of the Company or such Other Client (and may arise in particular in circumstances where the Company and/or such Other Client has made a non-controlling investment in the underlying portfolio company). This is because, among other things, portfolio companies of the Company and portfolio companies of Other Clients may not be considered affiliates of the Adviser or the Company under applicable law. In any such case, the Company may not be involved in the negotiation process and the terms of any such agreement, transaction or other arrangement may not be as favorable to the Company as otherwise may be the case if the Company was involved.

Certain portfolio companies may have established or invested in, or may in the future establish or invest in, vehicles that are managed exclusively by the portfolio company (and not the Company or the Firm or any of its affiliates) and that invest in asset classes or industry sectors (such as cyber security) that fall within the Company’s investment strategy. Such vehicles, which may not be considered affiliates of the Firm and may not be subject to the Firm’s policies and procedures, may compete with the Company for investment opportunities. In addition, the Company may hold non-controlling interests in certain portfolio companies and, as a result, such portfolio companies could engage in activities outside of the Company’s control that may have adverse consequences on the Company and/or its other portfolio companies.

With respect to transactions or agreements with portfolio companies (including, for the avoidance of doubt, long-term incentive plans), at times if officers unrelated to the Firm have not yet been appointed to represent a portfolio company, the Firm may negotiate and execute agreements between the Firm and/or the Company on the one hand, and the portfolio company or its affiliates, on the other hand, without arm’s-length representation of the portfolio company, which could entail a conflict of interest in relation to efforts to enter into terms that are arm’s length. Among the measures the Firm may use to mitigate such conflicts are to involve outside counsel to review and advise on such agreements and provide insights into commercially reasonable terms.

Other Firm Businesses, Activities and Relationships. As part of its regular business, Blackstone provides a broad range of investment banking, advisory and other services. In addition, from time to time, the Firm will provide services in the future beyond those currently provided. The Company will not receive any benefit from any fees relating to such services.

In the regular course of its capital markets, investment banking, real estate advisory and other businesses, Blackstone represents potential purchasers, sellers and other involved parties, including corporations, financial buyers, management, shareholders and institutions, with respect to transactions that could give rise to other transactions that are suitable for the Company. In such a case, a Blackstone advisory client would typically require Blackstone to act exclusively on its behalf. Such advisory client requests may preclude all Blackstone-affiliated clients, including the Company, from participating in related transactions that would otherwise be suitable. Blackstone will be under no obligation to decline any such engagements in order to make an investment opportunity available to the Company. In connection with its capital markets, investment banking, advisory, real estate and other businesses, Blackstone comes into possession of information that limits its ability to engage in potential transactions. The Company’s activities are expected to be constrained as a result of the inability of Blackstone personnel to use such information. For example, employees of Blackstone from time to time are prohibited by law or contract from sharing information with members of the Company’s investment team. Additionally, there are expected to be circumstances in which one or more individuals associated with Blackstone affiliates (including clients) will be precluded from providing services related to the Company’s activities because of certain confidential information available to those individuals or to other parts of Blackstone (e.g., trading may be restricted). Where Blackstone affiliates are engaged to find buyers or financing sources for potential sellers of assets, the seller may permit the

Company to act as a participant in such transactions (as a buyer or financing partner), which would raise certain conflicts of interest inherent in such a situation (including as to the negotiation of the purchase price).

The Firm has long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on behalf of the Company, the Adviser will consider those relationships and may decline to participate in a transaction as a result of one or more of such relationships. The Firm is under no obligation to decline any engagements or investments in order to make an investment opportunity available to the Company. The Company may be forced to sell or hold existing investments as a result of investment banking relationships or other relationships that the Firm may have or transactions or investments the Firm may make or have made. (See “Other Blackstone and GSO Clients; Allocation of Investment Opportunities” below and “Portfolio Company Relationships” above.) Subject to the 1940 Act and any applicable co-investment order issued by the SEC, the Company may also co-invest with clients of the Firm in particular investment opportunities, and the relationship with such clients could influence the decisions made by the Adviser with respect to such investments. There can be no assurance that all potentially suitable investment opportunities that come to the attention of the Firm will be made available to the Company.

The Company may invest in securities of the same issuers as Other Clients, other investment vehicles, accounts and clients of the Firm and the Adviser. To the extent that the Company holds interests that are different (or more senior or junior) than those held by such Other Clients, the Adviser may be presented with decisions involving circumstances where the interests of such Other Clients are in conflict with those of the Company. Furthermore, it is possible the Company’s interest may be subordinated or otherwise adversely affected by virtue of such Other Clients’ involvement and actions relating to its investment.

Blackstone will from time to time participate in underwriting or lending syndicates with respect to actual or potential portfolio companies, or may otherwise be involved in the public offering and/or private placement of debt or equity securities issued by, or loan proceeds borrowed by, such portfolio companies, or otherwise in arranging financing (including loans) for such portfolio companies or advise on such transactions. Such underwritings or engagements may be on a firm commitment basis or may be on an uncommitted “best efforts” basis. There may also be circumstances in which the Company commits to purchase any portion of such issuance from the portfolio company that a Blackstone broker-dealer intends to syndicate to third parties and, in connection therewith and as a result thereof, subject to the limitations of the 1940 Act, Blackstone may receive commissions or other compensation. In certain cases, subject to the limitations of the 1940 Act, a Blackstone broker-dealer will from time to time act as the managing underwriter or a member of the underwriting syndicate and purchase securities from the Company or such portfolio companies or advise on such transactions. Blackstone will also from time to time, on behalf of the Company or other parties to a transaction involving the Company, effect transactions, including transactions in the secondary markets where it will from time to time nonetheless have a potential conflict of interest regarding the Company and the other parties to those transactions to the extent it receives commissions or other compensation from the Company and/or such other parties. Subject to applicable law, Blackstone will from time to time receive underwriting fees, discounts, placement commissions, lending arrangement and syndication fees (or, in each case, rebates of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Blackstone or an Other Client is purchasing debt) or other compensation with respect to the foregoing activities, none of which are required to be shared with the Company or GSO. In addition, the management fee with respect to a Shareholder generally will not be reduced by such amounts. Therefore, Blackstone will from time to time have a potential conflict of interest regarding the Company and the other parties to those transactions to the extent it receives commissions, discounts or other compensation from such other parties. The Board will approve any transactions, subject to the limitations of the 1940 Act, in which a Blackstone broker-dealer acts as an underwriter, as broker for the Company, or as dealer, broker or advisor, on the other side of a transaction with the Company only where the Board believes in good faith that such transactions are appropriate for the Company and, by executing a Subscription Agreement for Shares in the Company, a Shareholder consents to all such transactions, along with the other transactions involving conflicts of interest described herein, to the fullest extent permitted by law.

Where Blackstone serves as underwriter with respect to a portfolio company’s securities, the Company will from time to time be subject to a “lock-up” period following the offering under applicable regulations during which time the Company’s ability to sell any securities that it continues to hold is restricted. This may prejudice the Company’s ability to dispose of such securities at an opportune time. (See also “Other Trading and Investing Activities” below and “Portfolio Company Relationships” above.)

Firm employees, including employees of the Adviser, are generally permitted to invest in alternative investment funds, real estate funds, hedge funds or other investment vehicles, including potential competitors of the Company. The Company will not receive any benefit from any such investments.

On October 1, 2015, Blackstone spun off its financial and strategic advisory services, restructuring and reorganization advisory services, and its Park Hill fund placement businesses and combined these businesses with PJT Partners, an independent financial advisory firm founded by Paul J. Taubman. While the new combined business operates independently from Blackstone and is not an affiliate thereof, nevertheless conflicts may arise in connection with transactions between or involving the Company and the entities in which it invests on the one hand and the spun-off firm on the other. Specifically, given that the spun-off firm is not an affiliate of Blackstone, there may be fewer or no restrictions or limitations placed on transactions or relationships engaged in by the new advisory business as compared to the limitations or restrictions that might apply to transactions engaged in by an affiliate of Blackstone. It is expected that there will be substantial overlapping ownership between Blackstone and the spun-off firm for a considerable period of time going forward. Therefore, conflicts of interest in doing transactions involving the spun-off firm will still arise. The preexisting relationship between Blackstone and its former personnel involved in such financial and strategic advisory services, the overlapping ownership, co-investment and other continuing arrangements, may influence the Adviser in deciding to select or recommend such new company to perform such services for the Company (the cost of which will generally be borne directly or indirectly by the Company). Nonetheless, the Adviser and its affiliates will be free to cause the Company and portfolio companies to transact with PJT Partners generally without restriction under the applicable governing documents notwithstanding such overlapping interests in, and relationships with, PJT Partners. (See also “Service Providers and Counterparties” below.)

In addition, other present and future activities of the Firm and its affiliates (including GSO and the Adviser) will from time to time give rise to additional conflicts of interest relating to the Firm and its investment activities. In the event that any such conflict of interest arises, the Adviser will attempt to resolve such conflicts in a fair and equitable manner. Investors should be aware that conflicts will not necessarily be resolved in favor of the Company’s interests.

Other Blackstone and GSO Clients; Allocation of Investment Opportunities. Certain inherent conflicts of interest arise from the fact that the Adviser, GSO and Blackstone provide investment management, advisory and sub-advisory services to the Company and Other Clients.

For purposes of this discussion and ease of reference, the following terms shall have the meanings as set forth below:

“Other GSO Clients” means, collectively, the investment funds, client accounts and proprietary accounts that GSO may establish, advise or sub-advise from time to time and to which GSO provides investment management, advisory and sub-advisory services (other than the Company and any such funds and accounts in which the Company has an interest).

“Blackstone Clients” means, collectively, the investment funds, client accounts and proprietary accounts that Blackstone may establish, advise or sub-advise from time to time and to which Blackstone provides investment management, advisory and sub-advisory services (other than the Company, any such funds and accounts in which the Company has an interest and Other GSO Clients), provided that, for the avoidance of doubt, “Blackstone Clients” shall not include Blackstone in its role as principal of any account, including any accounts for which Blackstone or an affiliate thereof acts as an advisor.

“Other Clients” means, collectively, Other GSO Clients and Blackstone Clients.

The respective investment programs of the Company and the Other Clients may or may not be substantially similar. GSO and/or Blackstone may give advice to (and recommend securities for) Other Clients that may differ from advice given to, or securities recommended or bought for, the Company, even though their investment objectives may be the same as or similar to those of the Company. While GSO will seek to manage potential conflicts of interest in a fair and equitable manner, the portfolio strategies employed by GSO and Blackstone in managing their respective Other Clients could conflict with the transactions and strategies employed by the Adviser in managing the Company and may affect the prices and availability of the securities and instruments in which the Company invests. Conversely, participation in specific investment opportunities may be appropriate, at times, for both the Company and Other Clients. In any event, it is the policy of GSO to allocate investment opportunities and sale opportunities on a basis deemed by GSO, in its sole discretion, to be fair and equitable over time.

Allocation Methodology Considerations. GSO will share any investment and sale opportunities with such Other Clients and the Company in accordance with the Advisers Act, and Firm-wide allocation policies, which generally provide for sharing pro rata based on targeted acquisition size or targeted sale size. Notwithstanding the foregoing, GSO may also consider the following factors in making any allocation determinations, and such factors may result in a different allocation of investment and/or sale opportunities: (i) the risk-return and target return profile of the proposed investment relative to the Company’s and the Other Clients’ current risk profiles; (ii) the Company’s and/or the Other Clients’ investment guidelines, restrictions, terms and objectives, including whether such objectives are considered solely in light of the specific investment under consideration or in the context of the respective portfolios’ overall holdings; (iii) the need to re-size risk in the Company’s or the Other Clients’ portfolios (including the potential for the proposed investment to create an industry, sector or issuer imbalance in the Company’s and Other Clients’ portfolios, as applicable) and taking into account any existing non-pro rata investment positions in the portfolio of the Company and Other Clients; (iv) liquidity considerations of the Company and the Other Clients, including during a ramp-up or wind-down of one or more of the Company or such Other Clients, proximity to the end of the Company’s or Other Clients’ specified term or investment period, any redemption/withdrawal requests, anticipated future contributions and available cash; (v) tax consequences; (vi) regulatory or contractual restrictions or consequences; (vii) avoiding a de minimis or odd lot allocation; (viii) availability and degree of leverage and any requirements or other terms of any existing leverage facilities; (ix) the Company’s or Other Clients’ investment focus on a classification attributable to an investment or issuer of an investment, including, without limitation, investment strategy, geography, industry or business sector; (x) the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals dedicated to the Company or such Other Clients; (xi) the management of any actual or potential conflict of interest; (xii) with respect to investments that are made available to GSO by counterparties pursuant to negotiated trading platforms (e.g., ISDA contracts), the absence of such relationships which may not be available for the Company and all Other Clients; and (xiii) any other considerations deemed relevant by GSO in good faith.

Subject to the requirements of any applicable co-investment order issued by the SEC, GSO shall not have any obligation to present any investment opportunity to the Company if GSO determines in good faith that such opportunity should not be presented to the Company for any one or a combination of the reasons specified above, or if GSO is otherwise restricted from presenting such investment opportunity to the Company. Moreover, with respect to GSO’s ability to allocate investment opportunities, including where such opportunities are within the common objectives and guidelines of the Company and one or more Other Clients (which allocations are to be made on a basis that GSO believes in good faith to be fair and reasonable), GSO and Blackstone have established general guidelines for determining how such allocations are to be made, which, among other things, set forth priorities and presumptions regarding what constitutes “debt” investments, ranges of rates of returns for defining “core” or “core+” investments, presumptions regarding allocation for certain types of investments (e.g., distressed investments) and other matters. The application of those guidelines may result in the Company or Other Clients not participating (and/or not participating to the same extent) in certain investment opportunities in which they would have participated had the related allocations been determined without regard to such guidelines and/or based only on the circumstances of those particular investments.

Orders may be combined for the Company and all other participating Other Clients, and if any order is not filled at the same price, they may be allocated on an average price basis. Similarly, if an order on behalf of more than one account cannot be fully executed under prevailing market conditions, securities may be allocated among the different accounts on a basis that GSO or its affiliates consider equitable.

Additionally, it can be expected that the Firm will, from time to time, enter into arrangements or strategic relationships with third parties, including other asset managers, financial firms or other businesses or companies, that, among other things, provide for referral or sharing of investment opportunities. While it is possible that the Company will, along with the Firm itself, benefit from the existence of those arrangements and/or relationships, it is also possible that investment opportunities that would otherwise be presented to or made by the Company would instead be referred (in whole or in part) to such third party. For example, a firm with which the Firm has entered into a strategic relationship may be afforded with “first-call” rights on a particular category of investment opportunities. (See “Blackstone’s Relationship with Pátria” below.)

Blackstone’s Relationship with Pátria. Blackstone owns 40% of the equity interests in Pátria Investmentimentos Ltd. (“Pátria”), a leading Brazilian alternative asset manager and advisory firm. Pátria’s alternative asset management businesses include the management of private equity funds, real estate funds, infrastructure funds and hedge funds (e.g., a multi-strategy fund and a long/short equity fund). Each of Blackstone’s and Pátria’s respective investment funds continues to pursue investment opportunities in accordance with their existing mandates. There may be instances where appropriate investment opportunities will be shared with (or allocated to) Pátria. Therefore, there may be opportunities available to Pátria that are not shared with the Company, and there may be opportunities available to the Company that are shared with one or more Pátria funds. GSO generally expects, with respect to certain types of investments in Brazil otherwise suitable for the Company, to permit such investments to be shared with and/or pursued by Pátria, which may be on a priority basis and may result in the Company not participating in any such investments or participating therein to a lesser extent. In addition, the Company may invest in companies or other entities in which Pátria sponsored investment funds have or are concurrently making a different investment (e.g., an equity investment vs. a debt investment) at the time of the Company’s investment, and investment funds that have been or may be formed by Pátria may invest in different securities of companies or other entities in which the Company has made an investment. In such situations, the Company and such other Pátria sponsored investment funds (and therefore Blackstone through its indirect minority interest in Pátria) may have conflicting interests (e.g., over the terms of their respective investments).

Other Affiliate Transactions and Investments in Different Levels of Capital Structure. From time to time, the Company and the Other Clients may make investments at different levels of an issuer’s capital structure or otherwise in different classes of an issuer’s loans or securities, subject to the limitations of the 1940 Act. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of loans or securities that may be held by such entities. To the extent the Company holds loans or securities that are different (including with respect to their relative seniority) than those held by an Other Client, the Adviser and its affiliates may be presented with decisions when the interests of the funds are in conflict. For example, conflicts could arise where the Company lends funds to a portfolio company while an Other Client invests in equity securities of such portfolio company. In this circumstance, for example, if such portfolio company were to go into bankruptcy, become insolvent or otherwise be unable to meet its payment obligations or comply with its debt covenants, conflicts of interest could arise between the holders of different types of loans or securities as to what actions the portfolio company should take. In addition, purchases or sales of loans or securities for the account of the Company (particularly marketable securities) will be bunched or aggregated with orders for Other Clients, including other funds. It is frequently not possible to receive the same price or execution on the entire volume of securities sold, and the various prices may be averaged, which may be disadvantageous to the Company. Further conflicts could arise after the Company and other affiliates have made their respective initial investments. For example, if additional financing is necessary as a result of financial or other difficulties, it may not be in the best interests of the Company to provide such additional financing. If the other affiliates were to lose their respective investments as a result of such difficulties, the ability of the Adviser to recommend actions in the best interests of the Company might be impaired. Any applicable co-investment order issued by the SEC may restrict the Company’s ability to participate in follow-on financings. GSO may in its discretion take steps to reduce the potential for adversity between the Company and the Other Clients, including causing the Company and/or such Other Clients to take certain actions that, in the absence of such conflict, it would not take. In addition, there may be circumstances where GSO agrees to implement certain procedures to ameliorate conflicts of interest that may involve a forbearance of rights relating to the Company or Other Clients, such as where GSO may cause Other Clients to decline to exercise certain control- and/or foreclosure-related rights with respect to a portfolio company.

In addition, conflicts may arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof. There can be no assurance that any conflict will be resolved in favor of the Company and each Shareholder acknowledges and agrees that in some cases, a decision by GSO to take any particular action could have the effect of benefiting an Other Client (and, incidentally, may also have the effect of benefiting GSO) and therefore may not have been in the best interests of, and may be adverse to, the Company. There can be no assurance that the return on the Company’s investment will be equivalent to or better than the returns obtained by the Other Clients participating in the transaction. The Shareholders will not receive any benefit from fees paid to any affiliate of the Adviser from a portfolio company in which an Other Client also has an interest to the extent permitted by the 1940 Act.

Cross Transactions. Situations may arise where certain assets held by the Company may be transferred to Other Clients and vice versa. Such transactions will be conducted in accordance with, and subject to, the Adviser’s contractual obligations to the Company and applicable law, including the 1940 Act.

Co-Investment Opportunities. As a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely will in certain circumstances limit the Company’s ability to make investments or enter into other transactions alongside the Other Clients. There can be no assurance that such regulatory restrictions will not adversely affect the Company’s ability to capitalize on attractive investment opportunities. However, subject to the 1940 Act and any applicable co-investment order issued by the SEC, the Company may co-invest with Other Clients (including co-investment or other vehicles in which the Firm or its personnel invest and that co-invest with such Other Clients) in investments that are suitable for the Company and one or more of such Other Clients. Even if the Company and any such Other Clients and/or co-investment or other vehicles invest in the same securities, conflicts of interest may still arise.

We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Such order may restrict our ability to enter into follow-on investments or other transactions. Pursuant to such order, we may co-invest in a negotiated deal with certain affiliates of the Adviser or certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. We may also receive an allocation in such a deal alongside affiliates pursuant to other mechanisms to the extent permitted by the 1940 Act.

Investments in Portfolio Companies alongside Other Clients. From time to time, the Company will co-invest with Other Clients (including co-investment or other vehicles in which the Firm or its personnel invest and that co-invest with such Other Clients) in investments that are suitable for both the Company and such Other Clients, as permitted by applicable law and/or any applicable SEC-granted order. Even if the Company and any such Other Clients invest in the same loans or securities, conflicts of interest may still arise. For example, it is possible that as a result of legal, tax, regulatory, accounting or other considerations, the terms of such investment (and divestment thereof) (including with respect to price and timing) for the Company and such other funds and vehicles may not be the same. Additionally, the Company and such Other Clients and/or vehicles will generally have different investment periods and/or investment objectives (including return profiles) and GSO, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities. As such, subject to applicable law and any applicable order issued by the SEC, the Company and/or such Other Clients may dispose of any such shared investment at different times and on different terms.

Activities of Principals and Employees. Certain of the principals and employees of the Adviser may be subject to a variety of conflicts of interest relating to their responsibilities to the Company and the management of the Company’s investment portfolio. Such individuals may serve in an advisory capacity to other managed accounts or investment vehicles. Such positions may create a conflict between the services and advice provided to such entities and the responsibilities owed to the Company. The other managed accounts and/or investment funds in which such individuals may become involved may have investment objectives that overlap with the Company. Furthermore, certain principals and employees of the Adviser may have a greater financial interest in the performance of such other funds or accounts than the performance of the Company. Such involvement may create conflicts of interest in making investments on behalf of the Company and such other funds and accounts. Such principals and employees will seek to limit any such conflicts in a manner that is in accordance with their fiduciary duties to the Company.

Debt Financings in connection with Acquisitions and Dispositions. To the extent permitted by the 1940 Act, the Company may from time to time provide financing (i) as part of a third-party purchaser’s bid for, or acquisition of, a portfolio entity or the underlying assets thereof owned by one or more Other Clients and/or (ii) in connection with a proposed acquisition or investment by one or more Other Clients or affiliates of a portfolio company and/or its underlying assets. This generally would include the circumstance where the Company is making commitments to provide financing at or prior to the time such third-party purchaser commits to purchase such investments or assets from one or more Other Clients. The Company may also make investments and provide debt financing with respect to portfolio companies in which Other Clients and/or affiliates hold or propose to acquire an interest, including when such investments or debt financing would result in the repayment of an Other Client’s existing investment. While the terms and conditions of any such arrangements will generally be at arms’ length terms negotiated on a case by case basis, the involvement of the Company and/or such Other Clients or affiliates may affect the terms of such transactions or arrangements and/or may otherwise influence the Adviser’s decisions with respect to the management of the Company and/or such Other Clients or the relevant portfolio company, which may give rise to potential or actual conflicts of interest and which could adversely impact the Company.

The Company may from time to time dispose of all or a portion of an investment where the Firm or one or more Other Clients is providing financing to repay debt issued to the Company. Such involvement may give rise to potential or actual conflicts of interest.

Service Providers and Counterparties. Certain advisors and other service providers, or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, and investment or commercial banking firms) to the Company, the Firm and/or portfolio companies also provide goods or services to, or have business, personal, financial or other relationships with, the Firm, its affiliates and portfolio companies. Such advisors and service providers (or their affiliates) may be investors in the Company, affiliates of the Adviser, sources of investment opportunities, co-investors, commercial counterparties and/or portfolio companies in which the Firm and/or the Company has an investment. Accordingly, payments by the Company and/or such entities may indirectly benefit the Company and/or its affiliates. For example, in 2013, funds controlled by Blackstone acquired Intertrust Group. From time to time, Intertrust Group, to the extent permitted by the 1940 Act, may perform corporate and trust services on an arms-length basis for the Company, intermediate entities or portfolio companies. Such retention of Intertrust Group as a service provider may give rise to actual or potential conflicts of interest such as those described above.

Additionally, certain employees of GSO may have family members or relatives employed by such advisors and service providers (or their affiliates). These relationships may influence Blackstone, the Adviser and/or GSO in deciding whether to select or recommend such service providers to perform services for the Company or portfolio companies (the cost of which will generally be borne directly or indirectly by the Company or such portfolio companies, as applicable). Notwithstanding the foregoing, transactions relating to the Company that require the use of a service provider will generally be allocated to service providers on the basis of best execution, the evaluation of which includes, among other considerations, such service provider’s provision of certain investment-related services and research that the Adviser believes to be of benefit to the Company.

Because the Firm has many different businesses, including the Blackstone Capital Markets Group, which Blackstone investment teams and portfolio companies may engage to provide underwriting and capital market advisory services, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would be subject if it had just one line of business. Blackstone Advisory Partners L.P. (“BAP”), an affiliate of the Firm, will serve as a placement agent for the Company in connection with placements to certain investors. In addition to BAP, service providers affiliated with the Firm, which, to the extent permitted by the 1940 Act, may provide services to the Company at competitive market rate fees (subject to approval by the Board) with respect to certain investments, include, without limitation:

•

COE. The Blackstone Center of Excellence, located in Gurgaon, India (the “COE”) is a captive center of resources administered by Blackstone and ThoughtFocus Technologies LLC (“ThoughtFocus”), an independent firm in which Blackstone holds a minority position and participates as a member of the board. The COE is expected to perform services for certain funds that may have historically been performed by Blackstone personnel, such as funds’ administrative services, data collection and management services, and technology implementation and support services, which may be paid for by the funds that receive such services on a similar basis as a third party providing such services. Blackstone, through its interest in ThoughtFocus, receives an indirect benefit resulting from the funds’ payments for such services. These fees would not reduce management fees payable to the Adviser.

•

Entic. Entic Inc. (“Entic”) provides a cloud-based software that uses proprietary wireless sensors and advanced analytics to reduce energy consumption. Entic is anticipated to provide such services to certain of the assets of the Company’s portfolio companies in exchange for fees at competitive market rates. Blackstone, which holds a minority position in and participates as a member of the board of Entic, receives an indirect benefit resulting from payments for such services. These fees would not reduce the management fees payable to the Adviser. Part of Blackstone’s investment includes performance-based warrants giving Blackstone managed funds, including the Company, the ability to earn shares of stock based on usage of Entic. Please see the disclosure regarding referral arrangements under “Portfolio Company Relationships” above for additional information.

•

Equity Healthcare. Equity Healthcare is a Blackstone affiliate that negotiates with providers of standard administrative services for health benefit plans and other related services for cost discounts, quality of service monitoring, data services and clinical consulting. Because of the combined purchasing power of its client participants, which include unaffiliated third parties, Equity Healthcare is able to negotiate pricing terms from providers that are believed to be more favorable than those that the portfolio companies could obtain on an individual basis. Any fees received by Equity Healthcare in connection with services provided to investments would not reduce the management fee payable to the Adviser.

•

Intertrust Group. In 2013, certain Blackstone private equity funds acquired Intertrust Group. From time to time, Intertrust Group may perform corporate and trust services on an arms-length basis for the Company or its portfolio companies.

•

Optiv. Optiv is a portfolio company held by certain Blackstone private equity funds that provides a full slate of information security services and solutions and may provide goods and services for the Company and its portfolio companies.

•

BTIG. In December 2016, certain funds made a strategic minority investment in BTIG. BTIG is a global financial services firm that provides institutional trading, investment banking, research and related brokerage services and may provide goods and services for the Company, Other Clients or any of their portfolio companies and the Blackstone Tactical Opportunities Program.

•

Refinitiv. In October 2018, a consortium led by Blackstone acquired a 55% equity stake of Refinitiv, formerly the Financial & Risk division of Thomson Reuters, which includes the Evaluated Pricing Service (formerly known as Thomson Reuters Pricing Service). From time to time, Refinitiv is expected to provide valuation and other services to the Company on an arms-length basis.

Advisors and service providers, or their affiliates, often charge different rates, including below-market or no fee, or have different arrangements for different types of services. With respect to service providers, for example, the fee for a given type of work may vary depending on the complexity of the matter as well as the expertise required and demands placed on the service provider. Therefore, to the extent the types of services used by the Company and/or portfolio companies differ from those used by GSO and its affiliates, GSO or its affiliates (including personnel) may pay different amounts or rates than those paid by the Company and/or portfolio companies. However, GSO and its affiliates have a longstanding practice of not entering into any arrangements with advisors or service providers that could provide for lower rates or discounts than those available to the Company, Other Clients and/or portfolio companies for the same services. Furthermore, advisors and service providers may provide services exclusively to the Firm and its affiliates, including the Company, Other Clients and their portfolio companies, although such advisors and service providers would not be considered employees of Blackstone or GSO. Similarly, Blackstone, GSO, each of their respective affiliates, the Company, the Other Clients and/or their portfolio companies may enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with the Firm) from time to time whereby such counterparty may charge lower rates (or no fee) and/or provide discounts or rebates for such counterparty’s products and/or services depending on certain factors, including without limitation, volume of transactions entered into with such counterparty by the Firm, its affiliates, the Company, the Other Clients and their portfolio companies in the aggregate.

In addition, certain advisors and service providers (including law firms) may temporarily provide their personnel to GSO and/or the Firm, the Company, Other Clients or their portfolio companies pursuant to various arrangements including at cost or at no cost. While often the Company, Other Clients and their portfolio companies are the beneficiaries of these types of arrangements, GSO and/or the Firm are from time to time the beneficiaries of these arrangements as well, including in circumstances where the advisor or service provider also provides services to the Company in the ordinary course. Such personnel may provide services in respect of multiple matters, including in respect of matters related to GSO and/or the Firm, their affiliates and/or portfolio companies and any costs of such personnel may be allocated accordingly.

Blackstone Europe. Blackstone may incorporate or otherwise organize, and one or more of its affiliates have incorporated or otherwise organized, one or more Luxembourg-based or Ireland-based entities (and in the future may organize other non-U.S. entities) that are the master holding companies or other structures through which GSO clients may principally invest into European investments (any such structure, “Blackstone Europe”) and which may be utilized by GSO. Blackstone Europe is expected to provide one or more of the following key service functions to the Company and/or to the European-domiciled entities that are part of the investments of GSO’s clients and may also be owned, directly or indirectly, by Other Clients or their affiliates. The key service functions expected to be provided by Blackstone Europe and its employees are: (i) domiciliation, (ii) account management, (iii) administration, (iv) accounting, (v) tax, regulatory and organizational compliance, (vi) transaction support services, and (vii) local office space, though other services may also be provided. If approved by the Board, Blackstone Europe is expected to receive fees for such services at no greater than market rates deemed competitive by the Firm. The Firm will endeavor to allocate fees and expenses associated with Blackstone Europe fairly and equitably, which allocation is expected to involve certain subjective assumptions based on actual data pertaining to the services provided. The Adviser believes that this method will result in a fair and equitable allocation of expenses. Any such expenses attributable directly or indirectly to the Company, including, without limitation, the Company’s allocable portion of overhead expenses (including, for example, the salary and compensation of personnel of Blackstone Europe) and costs associated with the leasing of office space, will be treated as a Company expense and will not be subject to management fee offset or otherwise be shared with the Company or the Shareholders.

Company and Organizational Expenses. The Company will pay and bear all expenses related to its operations. The amount of these Company expenses will be substantial and will reduce the actual returns realized by Shareholders on their investment in the Company (and may, in certain circumstances, reduce the amount of capital available to be deployed by the Company in investments). Company expenses include recurring and regular items, as well as extraordinary expenses for which it may be hard to budget or forecast. As a result, the amount of Company expenses ultimately called or called at any one time may exceed expectations. As described further herein, in the Investment Advisory Agreement and in the Administration Agreement, Company expenses encompass a broad swath of expenses and include all expenses of operating the Company and its related entities, including, for example, any entities used to acquire, hold, or dispose of any one or more investment(s) or otherwise facilitating the Company’s investment activities. Although the costs and expenses of forming and organizing the Company are separately categorized and subject to a limit, as described further herein, ongoing Company expenses to be borne by the Shareholders and not classified as organizational expenses include costs that relate to organizational matters, such as allocable overhead costs of the Administrator, travel and related expenses of the Adviser, legal, audit and filing fees and investor-related services and other similar costs and costs and expenses of administering side letters entered into with Shareholders (including the process of distributing and implementing applicable elections pursuant to any “most favored nations” clauses in side letters), to the extent permitted by the 1940 Act. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations—Expenses” for a description of the Company’s expenses.

In addition, the Company will bear any expenses incurred in connection with due diligence visits by the Adviser to third-party service providers (including fund administrators) or by the Adviser or any Shareholder to any portfolio companies, as well as visits by the Adviser to any Shareholder. Subject to any limitations set forth herein, costs, expenses and charges specifically attributed or allocated by the Adviser and its affiliates to the Company may exceed what would be paid to an unaffiliated third party for substantially similar services.

GSO and its personnel can also be expected to receive certain intangible and/or other benefits, rebates and/or discounts and/or perquisites arising or resulting from their activities on behalf of the Company, which will generally not be subject to management fee offset or otherwise shared with the Company, investors and/or portfolio companies. For example, airline travel or hotel stays incurred as Company expenses may result in “miles” or “points” or credit in loyalty/status programs, and such benefits and/or amounts will, whether or not de minimis or difficult to value, inure exclusively to GSO and/or such personnel (and not the Company and/or portfolio companies) even though the cost of the underlying service is borne by the Company and/or portfolio companies. The Adviser, its personnel, and other related persons also receive discounts on products and services provided by portfolio companies and/or customers or suppliers of such portfolio companies. Such other benefits or fees may give rise to conflicts of interest in connection with the Company’s investment activities, and while the Adviser will seek to resolve any such conflicts in a fair and equitable manner, there is no assurance that any such conflicts will be resolved in favor of the Company. (See also “Service Providers and Counterparties” and “Portfolio Company Relationships” above.)

To the extent not part of managerial assistance, certain Firm personnel may be seconded to one or more portfolio companies and provide finance and other services to such portfolio companies and the cost of such services will be borne by the portfolio companies. To the extent the Firm receives any fees or expense reimbursement from the portfolio companies with respect to such personnel, such fees or expense reimbursement will not reduce the management fee payable by the Company.

From time to time, the Adviser will be required to decide whether costs and expenses are to be borne by the Company, on the one hand, or the Adviser or the Administrator, on the other, and/or whether certain costs and expenses should be allocated between or among the Company, on the one hand, and Other Clients and/or co-investors, on the other hand. Certain expenses may be suitable for only the Company or particular funds participating in specific investments and may be allocated to and borne only by such funds. Certain expenses may be suitable for only the Company or a participating Other Client and borne only by such fund, or, as is more often the case, expenses may be allocated pro rata among each participating Other Client and the Company even if the expenses relate only to particular vehicle(s) and/or investor(s) therein (including, for the avoidance of doubt, the expenses of any alternative investment vehicles of any affiliated funds). With respect to expenses incurred in connection with transactions that are not consummated (“Broken Deal Expenses”), the Company and the Other Clients (as applicable) will generally be required to bear their respective pro rata portions of Broken Deal Expenses in accordance with the amount they were expected to invest in the unconsummated deal. The Adviser will make all such allocation judgments in its fair and reasonable discretion, notwithstanding its interest in the outcome, and may make corrective allocations should, based on periodic reviews, it determine that such corrections are necessary or advisable. There can be no assurance that a different manner of allocation would not result in the Company and/or an Other Client bearing less (or more) expenses. Subject to seeking to maintain compliance with the requirements for distributions of a RIC, the Company is not required to make any specific amount of distributions and the Adviser may withhold on a pro rata basis from any distributions amounts necessary to create, in its discretion, appropriate reserves for expenses, obligations and liabilities, contingent or otherwise, including, without limitation, partnership expenses and organizational expenses. Travel and entertainment expenses in connection with a trip taken by employees of the Adviser for purposes of multiple matters will generally be allocated to each such matter in a manner determined by the Adviser to be fair and reasonable and then the resulting expenses will be allocated to the Company, Other Clients and/or the Adviser as otherwise set forth herein.

Allocation of Personnel. The Adviser and its members, officers and employees will devote as much of their time to the activities of the Company as they deem necessary and appropriate. By the terms of the Investment Advisory Agreement, the Firm is not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with the Company and/or may involve substantial time and resources of the Adviser. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser and its officers and employees will not be devoted exclusively to the business of the Company, but will be allocated between the business of the Company and the management of the monies of such other advisees of the Adviser.

Portfolio Company Data. The Firm receives various kinds of portfolio company/entity data and information (including from portfolio companies and/or entities of the Company), such as data and information relating to business operations, trends, budgets, customers and other metrics (this data is sometimes referred to as “big data”). As a result, the Firm may be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes, as a result of information learned from a portfolio company and/or entity. In furtherance of the foregoing, the Firm has entered into information sharing and use arrangements with portfolio companies and/or entities.

The Firm believes that access to this information furthers the interests of the Shareholders by providing opportunities for operational improvements across portfolio companies and/or entities and in connection with the Company’s investment management activities. However, the Firm utilizes such information outside of the Company’s activities in a manner that may provide a material benefit to the Firm and/or its affiliates without compensating or otherwise benefiting the Company.

Furthermore, while trading securities of the portfolio company and/or entity to which the information specifically relates may be legally restricted, for example, due to the Firm’s possession of material non-public information of that portfolio company and/or entity, such information may generally otherwise be used to enhance the Firm’s ability to trade in securities of unaffiliated issuers for the benefit of the Firm and/or an Other Client. For example, the Firm’s ability to trade in securities of an issuer relating to a specific industry may be enhanced by information of a portfolio company and/or entity in the same or related industry, subject to applicable law. Such trading may provide a material benefit to the Firm without compensating or otherwise benefiting the Company.

The sharing and use of “big data” information presents potential conflicts of interest and the Shareholders acknowledge and agree that any corresponding/resulting benefits received by the Firm will not reduce the management fee offset provisions or otherwise be shared with the Shareholders. As a result, the Adviser has an incentive to pursue investments in companies and/or entities based on their data and information and/or to utilize such information in a manner that benefits the Firm.

Material, Non-Public Information. GSO may come into possession of material non-public information with respect to an issuer. Should this occur, GSO would be restricted from buying, originating or selling securities, derivatives or loans of the issuer on behalf of the Company until such time as the information becomes public or is no longer deemed material such that it would preclude the Company from participating in an investment. Disclosure of such information to the Adviser’s personnel responsible for the affairs of the Company will be on a need-to-know basis only, and the Company may not be free to act upon any such information. Therefore, the Company may not have access to material non-public information in the possession of GSO that might be relevant to an investment decision to be made by the Company. In addition, GSO, in an effort to avoid buying or selling restrictions on behalf of the Company or Other GSO Clients, may choose to forego an opportunity to receive (or elect not to receive) information that other market participants or counterparties, including those with the same positions in the issuer as the Company, are eligible to receive or have received, even if possession of such information would otherwise be advantageous to the Company.

In addition, affiliates of GSO within Blackstone may come into possession of material non-public information with respect to an issuer. Should this occur, GSO may be restricted from buying, originating or selling securities, loans of, or derivatives with respect to, the issuer on behalf of the Company if the Firm deemed such restriction appropriate. Disclosure of such information to the Adviser’s personnel responsible for the affairs of the Company will be on a need-to-know basis only, and the Company may not be free to act upon any such information. Therefore, the Company may not have access to material non-public information in the possession of the Firm that might be relevant to an investment decision to be made by the Company. Accordingly, the Company may not be able to initiate a transaction that it otherwise might have initiated and may not be able to sell an investment that it otherwise might have sold.

Valuation Matters. The fair value of all investments or of property received in exchange for any investments will be determined in accordance with the Company’s valuation policies and procedures approved by, and subject to the oversight of, the Board. Accordingly, the carrying value of an investment may not reflect the price at which the investment could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. The valuation of such investments will be determined by the Board in accordance with procedures set forth in the Company’s valuation policies. In addition, securities that GSO believes are fundamentally undervalued or overvalued may not ultimately be valued in the capital markets at prices and/or within the time frame GSO anticipates. In particular, purchasing securities at prices that GSO believes to be distressed or below fair value is no guarantee that the price of such securities will not decline even further. There is no guarantee that the fair value as determined pursuant to the Company’s valuation policies will represent the value that will be realized by the Company on the eventual disposition of the investment or that would, in fact, be realized upon an immediate disposition of the investment.

Other Trading and Investing Activities. Certain Other Clients may invest in securities of publicly-traded companies that are actual or potential portfolio companies. The trading activities of those vehicles may differ from or be inconsistent with activities that are undertaken for the account of the Company in such securities or related securities. In addition, the Company might not pursue an investment in a portfolio company as a result of such trading activities by Other Clients.

Line of Credit Disclosure. Calculations of gross internal rates of return (“IRRs”) and net IRRs in respect of certain investment and performance data included and/or referred to in materials distributed to Shareholders are based on the payment date of capital contributions received from limited partners. This treatment applies in instances where a fund utilizes borrowings under a fund’s subscription-based credit facility or asset-backed facility (or other facility) in lieu of capital contributions or in advance of receiving capital contributions from limited partners to repay any such borrowings and related interest expense. Use of a subscription-based credit facility or asset-backed facility (or other leverage) with respect to investments will result in a higher reported IRR (on an investment level and/or a fund level) than if the facility had not been utilized and instead the applicable limited partners’ capital had been contributed at the inception of an investment and may present conflicts of interest as a result of certain factors. Use of leverage arrangements with respect to investments may make reaching the hurdle amount easier and accelerate or increase the incentive fees payable to the Adviser, providing the Adviser with an economic incentive to fund investments through borrowings in lieu of capital contributions. Moreover, the costs and expenses of any such borrowings will be borne by the Company, which would be expected to diminish net cash on cash returns.

The Adviser maintains substantial flexibility in choosing when and how the Company’s subscription-based credit facilities or asset-backed facilities (or other facilities), if any, are used. The Adviser may adopt from time to time policies or guidelines relating to the use of such credit facilities. Such policies or guidelines may include using the credit facilities to systematically defer calling capital from Shareholders (such as seeking to call capital only once a year). In addition to using such facilities to defer capital calls, the Adviser may elect to use long-term fund-level financing for investments made by the Company including (i) for investments that have a longer lead time to generate cash flow or to acquire assets, (ii) for platform investments that require capital to fund operating expenses prior to developing sufficient scale to self-fund or generate enterprise value, (iii) for investments where cash is retained in the business to fund activity that results in incremental returns for the investment, (iv) to make margin payments as necessary under currency hedging arrangements, (v) to fund management fees and/or fund expenses otherwise payable by the Company, (vi) for investments in portfolio companies with revenues in a foreign currency and (vii) when the Adviser otherwise determines that it is in the best interests of the Company.

No Independent Advice. The terms of the agreements and arrangements under which the Company is established and will be operated have been or will be established by the Adviser and are not the result of arm’s-length negotiations or representations of the Shareholders by separate counsel. Prospective investors should therefore seek their own legal, tax and financial advice before making an investment in the Company.

Diverse Shareholder Group. The Shareholders may have conflicting investment, tax and other interests with respect to their investments in the Company and with respect to the interests of investors in other investment vehicles managed or advised by the Adviser and GSO that may participate in the same investments as the Company. The conflicting interests of individual Shareholders with respect to other Shareholders and relative to investors in other investment vehicles would generally relate to or arise from, among other things, the nature of investments made by the Company and such other partnerships, the structuring or the acquisition of investments and the timing of disposition of investments. As a consequence, conflicts of interest may arise in connection with the decisions made by the Adviser or GSO, including with respect to the nature or structuring of investments that may be more beneficial for one investor than for another investor, especially with respect to investors’ individual tax situations. In addition, the Company may make investments that may have a negative impact on related investments made by the Shareholders in separate transactions. In selecting and structuring investments appropriate for the Company, the Adviser or GSO will consider the investment and tax objectives of the Company and the Shareholders (and those of investors in other investment vehicles managed or advised by the Adviser or GSO) as a whole, not the investment, tax or other objectives of any Shareholder individually. In addition, the Adviser may elect to exclude certain Shareholders from capital calls for legal or regulatory reasons applicable to any such investment, in which case non-excluded Shareholders shall be responsible for a greater proportionate share of such capital calls.

In addition, certain Shareholders also may be investors in Other Clients, including co-investment vehicles that may invest alongside the Company in one or more investments, consistent with applicable law and/or any applicable SEC-granted order. Shareholders also may include affiliates of the Firm, such as Other Clients, charities or foundations associated with Firm personnel and/or current or former Firm employees, the Firm’s senior advisors and/or operating partners and any affiliates, funds or persons may also invest through the side-by-side co-investment vehicles. It is also possible that the Company or its portfolio companies will be a counterparty (such counterparties dealt with on an arm’s-length basis) or participant in agreements, transactions or other arrangements with a Shareholder or an affiliate of a Shareholder. Such transactions may include agreements to pay performance fees to operating partners in connection with the Company’s investment therein, which will reduce the Company’s returns. Such Shareholders described in the previous sentences may therefore have different information about the Firm and the Company than Shareholders not similarly positioned. In addition, conflicts of interest may arise in dealing with any such Shareholders, and the Adviser and its affiliates may not be motivated to act solely in accordance with its interests relating to the Company. Similar information disparity may occur as a result of Shareholders monitoring their investments in vehicles such as the Company differently. For example, certain Shareholders may periodically request from the Adviser information regarding the Company, its investments and/or portfolio companies that is not otherwise set forth in (or has yet to be set forth) in the reporting and other information required to be delivered to all Shareholders. In such circumstances, the Adviser may provide such information to such Advisers, subject to applicable law and regulations. Unless required by applicable law, the Adviser will not be obligated to affirmatively provide such information to all Shareholders (although the Adviser will generally provide the same information upon request and treat Shareholders equally in that regard). As a result, certain Shareholders may have more information about the Company than other Shareholders, and, unless required by applicable law, the Adviser will have no duty to ensure all Shareholders seek, obtain or process the same information regarding the Company, its investments and/or portfolio companies.

Possible Future Activities. The Firm may expand the range of services that it provides over time. Except as provided herein, the Firm will generally not be restricted in the scope of its business or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. The Firm has, and will continue to develop, relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with clients who may hold or may have held investments similar to those intended to be made by the Company. These clients may themselves represent appropriate investment opportunities for the Company or may compete with the Company for investment opportunities.

Restrictions Arising under the Securities Laws. The Firm’s activities (including, without limitation, the holding of securities positions or having one of its employees on the board of directors of a portfolio company) could result in securities law restrictions on transactions in securities held by the Company, affect the prices of such securities or the ability of such entities to purchase, retain or dispose of such Investments, or otherwise create conflicts of interest, any of which could have an adverse impact on the performance of the Company and thus the return to the Shareholders.

The 1940 Act may limit the Company’s ability to undertake certain transactions with or alongside its affiliates that are registered under the 1940 Act. As a result of these restrictions, the Company may be prohibited from executing “joint” transactions with the Company’s 1940 Act registered affiliates, which could include investments in the same portfolio company (whether at the same or different times) or buying investments from, or selling them to, Other Clients. These limitations may limit the scope of investment opportunities that would otherwise be available to the Company.

We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions.

Additional Potential Conflicts. The officers, directors, members, managers, and employees of the Adviser may trade in securities for their own accounts, subject to restrictions and reporting requirements as may be required by law or the Firm’s policies, or otherwise determined from time to time by the Adviser. In addition, certain Other Clients may be subject to the 1940 Act or other regulations that, due to the role of the Firm, could restrict the ability of the Company to buy investments from, to sell investments to or to invest in the same securities as, such Other Clients. Such regulations may have the effect of limiting the investment opportunities available to the Company.

Legal Representation. Simpson Thacher & Bartlett LLP (“STB”) will act as counsel to the Company, the Adviser and the Administrator in connection with the Private Offering of Shares with respect to U.S. legal matters. In connection with the Private Offering and ongoing advice to the Company, the Adviser and the Administrator, STB will not be representing Shareholders. No independent counsel has been retained to represent the Shareholders. STB may be removed by the Company or the Adviser at any time without the consent of, or notice to, the Shareholders. STB’s representation of the Adviser, the Administrator and the Company is limited to specific matters as to which it has been consulted by the Adviser. There may exist other matters that could have a bearing on the Company as to which STB has not been consulted. In addition, STB does not undertake on behalf of or for the benefit of the Shareholders to monitor the compliance of the Company, the Adviser, the Administrator and their affiliates with the investment program, investment strategies, investment restrictions, valuation procedures and other guidelines of the Company and any other governing documentation, nor does STB monitor on behalf of or for the benefit of the Shareholders compliance with applicable laws. STB has not investigated or verified the accuracy and completeness of information set forth in this annual report concerning the Adviser, the Administrator and their affiliates and personnel. In the course of advising the Adviser, the Administrator and the Company, there are times when the interests of any particular Shareholder may differ from those of the Adviser, the Administrator and the Company. STB does not represent any such Shareholder’s interests in resolving these issues.

The foregoing list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in the Company. Prospective investors should read the Company’s offering documents and consult with their own advisors before deciding whether to invest in the Company. In addition, as the Company’s investment program develops and changes over time, an investment in the Company may be subject to additional and different actual and potential conflicts. Although the various conflicts discussed herein are generally described separately, prospective investors should consider the potential effects of the interplay of multiple conflicts.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate audit fees billed by Deloitte & Touche LLP for the period ended December 31, 2018 are $50,000.

Fees included in the audit fees category are those associated with the seed and annual audit of the Company’s financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees

No audit-related fees were billed by Deloitte & Touche LLP for the period ended December 31, 2018.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

No audit related fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the period ended December 31, 2018.

Tax Fees

No tax fees were billed by Deloitte & Touche LLP for services rendered to the Company for professional tax services for the period ended December 31, 2018.

Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the period ended December 31, 2018.

All Other Fees

No fees were billed by Deloitte & Touche LLP for products and services provided to the Company, other than the services reported in “Audit Fees” above, for the period ended December 31, 2018.

No fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the period ended December 31, 2018.

Aggregate Non-Audit Fees

No non-audit fees were billed to the Adviser and service affiliates by Deloitte & Touche LLP for non-audit services for the period ended December 31, 2018. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

Pre-Approval of Audit and Non-Audit Services Provided to the Company

As part of this responsibility, the Audit Committee is required to pre-approve all audit and non-audit services performed by our independent auditor in order to assure that the performance of these services does not impair the auditor’s independence from the Company. Accordingly, the Audit Committee has adopted a Pre-Approval of Independent Auditor Services Policy (the “Policy”), which sets forth the conditions and procedures governing the pre-approval of services that the Independent Auditor proposes to provide. Our independent auditor has reviewed the Policy and has confirmed that the implementation of the Policy will not adversely affect its independence.

The Policy describes the audit, audit-related, tax and other services for the Company that have the pre-approval of the Audit Committee. The term of any pre-approval is 12 months from the date of pre-approval or until the next annual Independent Auditor services engagement is pre-approved, whichever is later. The Audit Committee will periodically revise the list of pre-approved services based on subsequent determinations.

Annual Approval

On an annual basis, at the time of the appointment of our independent auditor and such other times as determined by the Audit Committee, the Audit Committee will consider and approve the services (including audit, audit-related, tax and all other services) that the Independent Auditor may initiate. The term of any pre-approval is 12 months from the date of the pre-approval or until the next annual Independent Auditor services engagement is pre-approved, whichever is later, unless the Audit Committee specifically provides for a different period. Summary descriptions of the types of services the Audit Committee believes are appropriate for annual approval are provided under the Policy. In addition, in connection with the annual pre-approval of services, the Audit Committee will supplementally review and approve a detailed presentation that sets forth the types of audit, audit-related, tax and other services proposed to be provided by the Independent Auditor, which shall include estimates of the fees for such services (the “Services Proposal”). The Audit Committee may periodically revise the list of pre-approved services based on subsequent determinations.

Specific Pre-Approval

Specific pre-approval is required for the provision of certain audit services as described in the Policy. In addition, if a service proposed to be performed by the Independent Auditor does not fall within an existing pre-approval, either because it is a new type of service or because provision of the service would cause the Independent Auditor to exceed the maximum dollar amount approved for a particular type of service, the proposed service will require specific pre-approval by the Audit Committee.

De Minimis Exception

In the event that the Independent Auditor is inadvertently engaged other than by the Audit Committee for a non-audit service, such engagement will not be a violation of the Policy if: (i) any and all such services do not aggregate to more than 5% of total revenues paid by the Company to the Independent Auditor in the fiscal year when services are provided; (ii) the services were not recognized as non-audit services at the time of the engagement; (iii) the services are promptly brought to the attention of the Committee and approved prior to the completion of the audit by the Committee or one or more designated representatives; and (iv) separate disclosure of the services retroactively approved under this exception is made in accordance with the proxy disclosure rules.

The Audit Committee has considered these fees and the nature of the services rendered, and has concluded that they are compatible with maintaining the independence of Deloitte & Touche LLP. The Audit Committee did not approve any of the audit-related, tax, or other non-audit fees described above pursuant to the “de minimis exceptions” set forth in Rule 2-01(c)(7)(i)(C) and Rule 2-01(c)(7)(ii) of Regulation S-X. Deloitte & Touche LLP did not provide any audit-related services, tax services or other non-audit services to the Adviser or any entity controlling, controlled by or under common control with the Adviser that provides ongoing services to the Company that the Audit Committee was required to approve pursuant to Rule 2-01(c)(7)(ii) of Regulation S-X. The Audit Committee considered whether any provision of non-audit services rendered to the Adviser and any entity controlling, controlled by, or under common control with the Adviser that provides ongoing services to the Company that were not pre-approved by the Audit Committee because the engagement did not relate directly to the operations and financial reporting of the Company is compatible with maintaining Deloitte & Touche LLP’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this annual report:

(1)	Financial Statements – Financial statements are included in Item 8. See the Index to the consolidated financial statements on page 63 of this annual report on Form 10-K.
(2)

Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements.

(3)	Exhibits – The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference

Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits

3.1	Second Amended and Restated Agreement and Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on October 1, 2018).

3.2	Bylaws, dated July 31, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on October 1, 2018).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on October 1, 2018).

4.2	Registration Rights Agreement between the Company and Universities Superannuation Scheme Limited, dated November 20, 2018.*

10.1

Investment Advisory Agreement between the Company and the Adviser, dated October 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 filed on October 1, 2018).

10.2

Administration Agreement between the Company and the Administrator, dated October 1, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on October 1, 2018).

10.3	Custodian Agreement between the Company and State Street Bank and Trust Company, dated October 1, 2018.*

10.4

Custody Agreement between the Adviser and UMB Bank, n.a., dated September 14, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed on October 1, 2018).

10.5

Agency Agreement between the Company and DST Systems, Inc., dated September 10, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed on October 1, 2018).

10.6

Forward Purchase Agreement between the Company and Warehousing Investment Limited, dated September 10, 2018 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed on  October 1, 2018).

10.7

Revolving Credit Agreement between the Company, Bank of America, N.A. and the other lender parties thereto, dated November 6, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on November 13, 2018).

10.8

Loan and Security Agreement between BGSL Jackson Hole Funding LLC, the Company, the lenders party thereto, Citibank, N.A., Virtus Group, LP and JPMorgan Chase Bank, National Association, dated  November 16, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on  November 21, 2018).

10.9

First Amendment to Loan and Security Agreement between BGSL Jackson Hole Funding LLC, the Company, the lenders party thereto, Citibank, N.A., Virtus Group, LP and JPMorgan Chase Bank, National Association, dated February 6, 2019.*

10.10	Expense Support and Conditional Reimbursement Agreement, dated December 12, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 18, 2018).

10.11	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K on December 18, 2018).

Exhibit Number	Description of Exhibits

10.12

Revolving Credit Facility between BGSL Breckenridge Funding LLC , the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated December 21, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on December 28, 2018).

14	Code of Ethics*

21.1	Subsidiaries*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blackstone / GSO Secured Lending Fund

Date: March 18, 2019	By:	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on March 18, 2019.

Name	Title

/s/ Brad Marshall	Chief Executive Officer and Trustee
Brad Marshall

/s/ Stephan Kuppenheimer	Chief Financial Officer
Stephan Kuppenheimer

/s/ Robert W. Busch	Chief Accounting Officer and Treasurer
Robert W. Busch

/s/ Bennett Goodman	Trustee
Bennett Goodman

/s/ Robert Bass	Trustee
Robert Bass

/s/ Tracy Collins	Trustee
Tracy Collins

/s/ Robert Harteveldt	Trustee
Robert Harteveldt

/s/ Thomas Joyce	Trustee
Thomas Joyce

/s/ Daniel H. Smith, Jr.	Trustee
Daniel H. Smith, Jr.