Form 10-Q
period 2019-03-31
Blackstone / GSO Secured Lending Fund
filed 2019-05-10
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 814-01299
_______________________________________________________________________
Blackstone / GSO Secured Lending Fund
(Exact name of Registrant as specified in its Charter)
_______________________________________________________________________

Delaware	82-7020632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue, 31st Floor New York, New York	10154
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 503-2100
_______________________________________________________________________
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒   NO  ☐
Indicate by check mark whether the Registrant has submitted electronically  every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit  such files).    YES  ☐   NO  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒
Securities registered pursuant to Section 12(b) of the Act: None
The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of May 9, 2019 was 25,106,231.

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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1A of and elsewhere in this Form 10-Q. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934 Act, as amended (the “1934 Act”).

PART I

Item 1. Financial Statements.

Blackstone / GSO Secured Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (cost of $933,070 and $548,753 at March 31, 2019 and December 31, 2018, respectively)	$935,196	$545,325
Cash and cash equivalents	20,636	6,228
Interest receivable from non-controlled/non-affiliated investments	3,615	2,212
Deferred financing costs	2,054	2,270
Deferred offering costs	744	591
Receivable for investments	21,192	17,746
Subscription Receivable (Note 8)	33,120	—
Other assets	247	371
Total assets	$1,016,804	$574,743
LIABILITIES
Debt	$284,046	$185,000
Payable for investments purchased	82,455	149,513
Due to affiliates	2,550	1,761
Management fees payable	1,492	309
Income based incentive fee payable	1,143	—
Capital gains incentive fee payable	475	—
Forward purchase liability at fair value (cost: $0 at March 31, 2019 and December 31, 2018) (Note 7)	104	222
Distribution payable (Note 8)	7,163	—
Interest payable	4,043	918
Accrued expenses and other liabilities	580	655
Total liabilities	384,051	338,378
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, $0.001 par value (unlimited shares authorized; 25,106,231 and 9,621,319 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	$25	$10
Additional paid in capital	628,813	239,247
Distributable earnings (loss)	3,915	(2,892)
Total net assets	632,753	236,365
Total liabilities and net assets	$1,016,804	$574,743
NET ASSET VALUE PER SHARE	$25.20	$24.57
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund
Consolidated Statement of Operations
(in thousands, except share and per share amounts)
(Unaudited)

Three Months Ended March 31, 2019
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$15,226
Fee income	13
Total investment income	15,239
Expenses:
Interest expense	4,672
Management fees	1,492
Income based incentive fee	1,143
Capital gains incentive fee	475
Professional fees	233
Board of Trustees' fees	123
Administrative service expenses (Note 3)	426
Other general and administrative	451
Amortization of offering costs	222
Total expenses	9,237
Expense support (Note 3)	(570)
Net expenses	8,667
Net investment income	6,572
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	5,553
Forward purchase obligation (Note 7)	118
Net unrealized appreciation (depreciation)	5,671
Realized gain (loss):
Non-controlled/non-affiliated investments	1,726
Net realized gain (loss)	1,726
Net realized and unrealized gain (loss)	7,397
Net increase (decrease) in net assets resulting from operations	$13,969
Net investment income per share (basic and diluted)	$0.46
Earnings (loss) per share (basic and diluted)	$0.98
Weighted average shares outstanding (basic and diluted)	14,275,804
Distributions declared per share	$0.50
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund
Consolidated Statement of Changes in Net Assets
(in thousands)
(Unaudited)

Three Months Ended March 31, 2019
Operations:
Net investment income	$6,572
Net realized gain (loss)	1,726
Net unrealized appreciation (depreciation)	5,671
Net increase (decrease) in net assets resulting from operations	13,969
Distributions to shareholders from:
Net investment income	(7,163)
Total distributions to shareholders	(7,163)
Capital share transactions:
Issuance of common shares	389,582
Net increase (decrease) in net assets resulting from capital share transactions	389,582
Net increase (decrease) in net assets	396,388
Net Assets, beginning of period	236,365
Net Assets, end of period	$632,753
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund
Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

Three Months Ended March 31, 2019
Cash flows from operating activities:
Net increase in net assets resulting from operations	$13,969
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(5,553)
Net unrealized (appreciation) depreciation on forward purchase obligation	(118)
Net realized (gain) loss on investments	(1,726)
Net accretion of discount and amortization of premium	(766)
Amortization of deferred financing costs	290
Amortization of offering costs	222
Purchases of investments	(540,294)
Proceeds from sale of investments and principal repayments	158,469
Changes in operating assets and liabilities:
Interest receivable	(1,403)
Receivable for investments	(3,446)
Other assets	124
Payable for investments purchased	(67,058)
Due to affiliates	789
Management fee payable	1,183
Income based incentive fee payable	1,143
Capital gains incentive fee payable	475
Interest payable	3,125
Accrued expenses and other liabilities	(450)
Net cash provided by (used in) operating activities	(441,025)
Cash flows from financing activities:
Borrowings on credit facilities	390,463
Repayments on credit facilities	(291,417)
Deferred financing costs paid	(75)
Proceeds from issuance of common shares	356,462
Net cash provided by (used in) financing activities	455,433
Net increase (decrease) in cash and cash equivalents	14,408
Cash and cash equivalents, beginning of period	6,228
Cash and cash equivalents, end of period	$20,636

Supplemental information and non-cash activities:
Interest paid during the period	$1,257
Distributions declared during the period	$7,163
Subscription receivable	$33,120
Accrued but unpaid offering costs	$375
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments March 31, 2019 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace and Defense
StandardAero Aviation Holdings, Inc. (6)	L + 3.75%	6.25%	7/7/2022	$6,959	$6,910	$6,976	1.10%
Air Freight and Logistics
R1 Holdings, LLC (4)(8)	L + 6.25%	9.12%	1/2/2026	35,070	34,393	34,369	5.43
Building Products
American Bath Group, LLC (4)	L + 4.25%	6.85%	9/30/2023	4,975	4,880	4,938	0.78
Jacuzzi Brands, Inc. (4)(8)	L + 6.50%	8.99%	2/25/2025	73,105	71,666	71,643	11.32
Latham Pool Products, Inc.	L + 6.00%	8.61%	6/13/2025	44,339	42,626	43,452	6.87
Ply Gem Midco, Inc. (6)	L + 3.75%	6.55%	4/12/2025	3,482	3,362	3,348	0.53
				125,901	122,534	123,381	19.50
Chemicals
Alchemy US Holdco 1, LLC (4)	L + 5.50%	8.12%	10/10/2025	3,975	3,966	3,975	0.63
Polymer Additives, Inc. (4)	L + 6.00%	8.50%	7/31/2025	29,977	28,496	27,430	4.34
				33,952	32,462	31,405	4.97
Commercial Services & Supplies
Research Now Group, LLC	L + 5.50%	8.00%	12/20/2024	34,911	34,397	34,780	5.50
Revspring, Inc. (4)	L + 4.25%	6.74%	10/11/2025	2,993	2,985	2,963	0.47
				37,904	37,382	37,743	5.97
Construction & Engineering
IEA Energy Services LLC	L + 6.25%	8.85%	9/25/2024	16,331	15,713	15,556	2.46
Therma LLC (4)(5)(6)	L + 6.50%	9.00%	3/29/2025	80,000	78,402	78,400	12.39
				96,331	94,115	93,956	14.85
Distributors
Tailwind Colony Holding Corporation (4)	L + 7.50%	10.10%	11/13/2024	29,358	28,984	29,065	4.59
Fastlane Parent Company, Inc. (4)	L + 4.50%	7.10%	2/4/2026	35,000	34,313	34,737	5.49
				64,358	63,297	63,802	10.08
Diversified Consumer Services
American Residential Services, LLC	L + 4.00%	6.50%	6/30/2022	1,648	1,641	1,628	0.26
Weight Watchers International, Inc. (6)	L + 4.75%	7.56%	11/29/2024	7,305	7,272	6,997	1.11
Weld North Education, LLC	L + 4.25%	6.85%	2/7/2025	13,625	13,462	13,535	2.14
				22,578	22,375	22,160	3.51
Diversified Financial Services
York Risk Services Holding Corp	L + 3.75%	6.25%	10/1/2021	5,969	5,713	5,618	0.89
Electronic Equipment, Instruments & Components				.
Convergeone Holdings, Inc.	L + 5.00%	7.50%	1/4/2026	15,000	14,404	14,395	2.27
Energy Equipment & Services
Tetra Technologies, Inc. (4)(6)	L + 6.25%	8.74%	9/10/2025	21,818	21,690	21,600	3.41
Health Care Equipment & Supplies
Lifescan Global Corporation	L + 6.00%	8.80%	10/1/2024	41,239	39,593	39,744	6.28
Orchid Orthopedic Solutions (4)	L + 4.50%	7.10%	2/26/2026	7,600	7,525	7,624	1.20
				48,839	47,118	47,368	7.48
Health Care Providers & Services
AMGH Holding Corp	L + 3.25%	5.74%	4/28/2022	6,965	6,615	6,576	1.04
AMGH Holding Corp	L + 4.25%	6.74%	3/14/2025	6,201	5,885	5,845	0.92
Envision Healthcare Corporation	L + 3.75%	6.25%	10/10/2025	998	940	936	0.15
Epoch Acquisition, Inc. (4)	L + 6.75%	9.24%	10/4/2024	25,313	24,991	25,313	4.00
The GI Alliance Management, LLC (4)	L + 6.25%	8.85%	11/2/2024	37,342	36,654	36,708	5.80
Orion B Holdings, LLC (4)	L + 5.75%	8.23%	11/16/2025	13,628	13,465	13,492	2.13
Phoenix Guarantor, Inc.	L + 4.50%	6.98%	2/8/2026	23,524	23,165	23,171	3.66
Prospect Medical Holdings, Inc.	L + 5.50%	8.00%	2/22/2024	1,995	1,983	1,824	0.29
				115,966	113,698	113,865	17.99
Health Care Technology
Precyse Acquisition Corporation	L + 4.50%	7.00%	10/20/2022	2,985	2,957	2,873	0.45
Hotels, Restaurants & Leisure
Casablanca US Holdings Inc. (4)(6)	L + 4.00%	6.74%	3/29/2024	786	754	762	0.12
Hotel Acquisition Company LLC (4)(8)	L + 6.00%	8.50%	12/9/2024	92,768	91,491	92,304	14.59
				93,554	92,245	93,066	14.71

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments March 31, 2019 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
IT Services
Ensono LP	L + 5.25%	7.75%	6/27/2025	2,593	2,556	2,578	0.41
Tierpoint, LLC	L + 3.75%	6.25%	5/6/2024	7,453	7,046	7,079	1.12
Travelport Worldwide Ltd. (6)	L + 4.50%	7.50%	3/13/2026	55,000	53,900	53,555	8.46
WEB.COM Group, Inc.	L + 3.75%	6.24%	10/10/2025	2,296	2,259	2,268	0.36
				67,342	65,761	65,480	10.35
Machinery
Apex Tool Group LLC	L + 3.75%	6.25%	2/1/2022	4,936	4,797	4,811	0.76
Media
Champ Acquisition Corporation	L + 5.50%	8.10%	12/21/2025	14,888	14,311	14,916	2.36
DiscoverOrg, LLC	L + 4.50%	7.24%	2/2/2026	29,167	28,881	28,839	4.56
Entravision Communications Corporation (6)	L + 2.75%	5.25%	11/29/2024	1,237	1,215	1,185	0.19
				45,292	44,407	44,940	7.11
Professional Services
Minotaur Acquisition, Inc.	L + 5.00%	7.50%	2/26/2026	23,077	22,616	22,803	3.60
GI Revelation Acquisition LLC (4)	L + 5.00%	7.50%	4/16/2025	9,240	9,111	9,067	1.43
The Dun & Bradstreet Corporation	L + 5.00%	7.49%	2/6/2026	8,396	8,231	8,318	1.31
				40,713	39,958	40,188	6.35
Software
LD Intermediate Holdings, Inc.	L + 5.88%	8.46%	12/9/2022	2,941	2,744	2,563	0.41
Vero Parent, Inc.	L + 4.50%	7.00%	8/16/2024	2,488	2,488	2,482	0.39
				5,429	5,232	5,045	0.80
Specialty Retail
Bass Pro Group, LLC	L + 5.00%	7.50%	9/25/2024	5,394	5,339	5,282	0.83
EG Group Limited (6)	L + 4.00%	6.60%	2/7/2025	3,975	3,907	3,891	0.61
Spencer Gifts LLC (4)	L + 4.25%	6.75%	7/16/2021	2,000	1,942	1,985	0.31
				11,369	11,188	11,158	1.75
Trading Companies & Distributors
The Hillman Group Inc.	L + 4.00%	6.50%	5/31/2025	995	962	951	0.15
The Cook & Boardman Group, LLC (4)	L + 5.75%	8.24%	10/17/2025	8,494	8,428	8,494	1.34
				9,489	9,390	9,445	1.49
Transportation Infrastructure
Spireon, Inc. (4)	L + 6.50%	9.13%	10/4/2024	22,818	22,547	22,818	3.61
Total First Lien Debt				934,572	914,573	916,462	144.84
Second Lien Debt
Commercial Services & Supplies
TKC Holdings, Inc.	L + 8.00%	10.50%	2/1/2024	$1,000	$997	$978	0.15%
IT Services
WEB.COM Group, Inc. (4)	L + 7.75%	10.24%	10/9/2026	1,559	1,548	1,539	0.24
Media
DiscoverOrg, LLC (4)	L + 8.50%	11.24%	2/1/2027	11,250	11,084	11,278	1.78
Software
Imperva, Inc.	L + 7.75%	10.24%	1/11/2027	1,500	1,505	1,478	0.23
Rocket Software, Inc.	L + 8.25%	10.75%	11/27/2027	3,500	3,363	3,461	0.55
				5,000	4,868	4,939	0.78
Total Second Lien Debt				18,809	18,497	18,734	2.96
Total Investment Portfolio				$953,381	$933,070	$935,196	147.80%
Cash and Cash Equivalents
Cash					$20,636	$20,636	3.44%
Total Cash and Cash Equivalents					$20,636	$20,636	3.44%
Total Portfolio Investments, Cash and Cash Equivalents					$953,706	$955,832	151.24%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. Debt investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2019, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2019, the Company is not an “affiliated person” of any of its portfolio companies.

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments March 31, 2019 (in thousands) (Unaudited)

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2019. As of March 31, 2019, the reference rates for our variable rate loans were the 30-day L at 2.49%, the 90-day L at 2.60% and the 180-day L at 2.66% and P at 5.50%. Variable rate loans typically include an interest rate floor feature, which is generally 1.00%.

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

(5)
Each of the Company’s investments is pledged as collateral, other than the investment in Therma, LLC, under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

(6)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2019, non-qualifying assets represented 15.7% of total assets as calculated in accordance with regulatory requirements.

(7)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:

Investments—non-controlled/non-affiliated (1)(5)	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Epoch Acquisition, Inc.	Delayed Draw Term Loan	10/4/2024	$4,688	$—
Jacuzzi Brands, Inc.	Delayed Draw Term Loan	2/25/2025	12,645	—
Phoenix Guarantor, Inc.	Delayed Draw Term Loan	2/8/2026	2,139	(29)
R1 Holdings, LLC	Delayed Draw Term Loan	1/2/2026	20,165	—
Spireon, Inc.	Delayed Draw Term Loan	10/5/2024	6,375	—
Tailwind Colony Holding Corporation	Delayed Draw Term Loan	10/31/2024	2,943	—
Tetra Technologies, Inc.	Delayed Draw Term Loan	9/10/2025	8,182	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	11/2/2024	26,053	(260)
Total First Lien Debt Unfunded Commitments			83,190	(289)
Forward purchase obligation (Note 7)			52,286	(104)
Total Unfunded Commitments			$135,476	$(393)

(8)    This investment was held by both the Company and the Middle Market Warehouse as of March 31, 2019. Refer to Note 7.
The accompanying notes are an integral part of these consolidated financial statements

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments December 31, 2018 (in thousands)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace and Defense
StandardAero Aviation Holdings, Inc.	L + 3.75%	6.27%	7/7/2022	$6,977	$6,924	$6,913	2.92%
Building Products
American Bath Group, LLC (4)	L + 4.25%	7.05%	9/30/2023	4,987	4,888	4,838	2.05
Latham Pool Products, Inc. (4)	L + 6.00%	8.80%	6/13/2025	44,618	42,833	43,502	18.40
Ply Gem Midco, Inc.	L + 3.75%	6.18%	4/12/2025	3,491	3,366	3,194	1.35
				53,096	51,087	51,534	21.80
Capital Markets
Advisor Group, Inc.	L + 3.75%	6.27%	8/15/2025	998	994	983	0.42
Victory Capital Holdings, Inc. (4)(6)	L + 2.75%	5.55%	2/12/2025	1,500	1,496	1,487	0.63
				2,498	2,490	2,470	1.05
Chemicals
Alchemy US Holdco 1, LLC (4)(6)	L + 5.50%	8.17%	10/10/2025	4,000	3,990	3,990	1.69
Polymer Additives, Inc. (4)	L + 6.00%	8.52%	7/31/2025	15,053	14,530	13,924	5.89
				19,053	18,520	17,914	7.58
Commercial Services & Supplies
Allied Universal Holdco LLC	L + 3.75%	6.14%	7/28/2022	2,992	2,850	2,847	1.20
Allied Universal Holdco LLC	L + 4.25%	6.77%	7/28/2022	7,000	6,798	6,703	2.84
LegalZoom, Inc. (4)	L + 4.50%	7.00%	11/20/2024	4,500	4,472	4,433	1.88
Revspring, Inc. (4)	L + 4.25%	7.05%	10/11/2025	3,000	2,993	2,993	1.27
TKC Holdings, Inc.	L + 3.75%	6.28%	2/1/2023	4,987	4,851	4,760	2.01
				22,479	21,964	21,736	9.20
Construction & Engineering
IEA Energy Services LLC (4)	L + 6.25%	9.05%	9/25/2024	12,000	11,559	11,610	4.91
Containers & Packaging
Trident TPI Holdings, Inc.	L + 3.25%	5.77%	10/17/2024	1,990	1,961	1,878	0.79
Distributors
Tailwind Colony Holding Corporation (4)(7)	L + 7.50%	10.28%	11/13/2024	25,835	25,514	25,318	10.71
Diversified Consumer Services
American Residential Services, LLC	L + 4.00%	6.52%	6/30/2022	1,990	1,981	1,950	0.83
Prime Security Services Borrower, LLC	L + 2.75%	5.27%	5/2/2022	1,492	1,458	1,427	0.60
Weight Watchers International, Inc. (6)	L + 4.75%	7.56%	11/29/2024	7,500	7,466	7,434	3.14
				10,982	10,905	10,811	4.57
Diversified Financial Services
PI US MergerCo, Inc. (6)	L + 3.50%	6.02%	12/20/2024	1,990	1,948	1,934	0.82
York Risk Services Holding Corp	L + 3.75%	6.27%	10/1/2021	5,984	5,703	5,612	2.37
				7,974	7,651	7,546	3.19
Diversified Telecommunication Services				.
Securus Technologies Holdings, Inc.	L + 4.50%	7.02%	11/1/2024	4,987	4,825	4,813	2.04
Energy Equipment & Services
Tetra Technologies, Inc. (4)(6)(7)	L + 6.25%	8.72%	9/10/2025	21,818	21,685	21,600	9.14
Health Care Equipment & Supplies
Lifescan Global Corporation	L + 6.00%	8.40%	10/1/2024	41,974	40,223	39,770	16.83
Health Care Providers & Services
AMGH Holding Corp	L + 3.25%	5.68%	4/28/2022	6,982	6,606	6,548	2.77
AMGH Holding Corp	L + 4.25%	6.75%	3/14/2025	6,226	5,904	5,817	2.46
Envision Healthcare Corporation	L + 3.75%	6.27%	10/10/2025	4,000	3,760	3,739	1.58
Epoch Acquisition, Inc. (4)(7)	L + 6.75%	9.13%	10/4/2024	22,500	22,221	22,050	9.33
The GI Alliance Management, LLC (4)(7)	L + 6.25%	8.81%	11/2/2024	37,436	36,711	36,427	15.41
Onex TSG Intermediate Corp. (6)	L + 4.00%	6.52%	7/31/2022	1,000	994	963	0.41
Orion B Holdings, LLC (4)	L + 5.75%	8.21%	11/16/2025	13,628	13,459	13,356	5.65
Prospect Medical Holdings, Inc.	L + 5.50%	7.94%	2/22/2024	1,995	1,983	1,976	0.84
Regionalcare Hospital Partners Holding, Inc.	L + 4.50%	7.13%	11/16/2025	5,040	4,845	4,796	2.03
U.S Renal Care, Inc.	L + 4.25%	7.05%	12/30/2022	2,420	2,331	2,311	0.98
				101,227	98,814	97,983	41.46
Health Care Technology
Precyse Acquisition Corporation	L + 4.50%	7.02%	10/20/2022	2,992	2,963	2,869	1.21
Hotels, Restaurants & Leisure
Casablanca US Holdings Inc.(4)(6)	L + 4.00%	6.53%	3/29/2024	995	958	945	0.40
Hotel Acquisition Company LLC (4)(8)	L + 6.00%	8.52%	12/9/2024	93,000	91,665	91,650	38.77
				93,995	92,623	92,595	39.17
Insurance
Achilles Acquisition LLC	L + 4.00%	6.56%	10/8/2025	1,000	994	988	0.42

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments (continued) December 31, 2018 (in thousands)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
IT Services
Tierpoint, LLC	L + 3.75%	6.27%	5/6/2024	8,972	8,470	8,411	3.56
WEB.COM Group Inc.	L + 3.75%	6.17%	10/10/2025	4,000	3,934	3,860	1.63
				12,972	12,404	12,271	5.19
Machinery
Apex Tool Group LLC	L + 3.75%	6.25%	2/1/2022	4,968	4,819	4,802	2.03
Media
Champ Acquisition Corporation	L + 5.50%	8.13%	12/12/2025	14,925	14,328	14,562	6.16
Entravision Communications Corporation (4)(6)	L + 2.75%	5.27%	11/29/2024	1,241	1,218	1,160	0.49
				16,166	15,546	15,722	6.65
Oil, Gas & Consumable Fuels
Traverse Midstream Partners LLC	L + 4.00%	6.60%	9/27/2024	1,995	1,980	1,920	0.81
Professional Services
GI Revelation Acquisition LLC	L + 5.00%	7.52%	4/16/2025	7,264	7,165	7,164	3.03
Real Estate Management & Development
Forest City Enterprises, L.P.	L + 4.00%	6.38%	12/7/2025	5,000	4,991	4,896	2.07
Software
Banff Merger Sub Inc.	L + 4.25%	7.05%	10/2/2025	1,500	1,477	1,451	0.61
Brave Parent Holdings, Inc.	L + 4.00%	6.52%	4/18/2025	4,988	4,952	4,838	2.05
Imperva, Inc. (4)	L + 4.00%	6.52%	11/7/2025	4,000	3,975	3,945	1.67
Ivanti Software, Inc.	L + 4.25%	6.76%	1/20/2024	4,984	4,917	4,860	2.06
LD Intermediate Holdings, Inc.	L + 5.88%	8.49%	12/9/2022	2,980	2,767	2,705	1.14
Quest Software US Holdings Inc. (6)	L + 4.25%	6.78%	5/18/2025	4,500	4,471	4,365	1.85
Rocket Software, Inc.	L + 4.25%	6.77%	11/28/2025	6,000	5,952	5,898	2.50
Vero Parent, Inc.	L + 4.50%	7.02%	8/16/2024	2,494	2,496	2,471	1.05
				31,446	31,007	30,533	12.93
Specialty Retail
Bass Pro Group, LLC	L + 5.00%	7.52%	9/25/2024	5,407	5,350	5,197	2.20
EG Group Limited (6)	L + 4.00%	6.81%	2/7/2025	3,985	3,914	3,850	1.63
				9,392	9,264	9,047	3.83
Trading Companies & Distributors
DiversiTech Holdings, Inc.	L + 3.00%	5.80%	6/3/2024	995	965	946	0.40
The Hillman Group Inc.	L + 4.00%	6.80%	5/31/2025	997	963	950	0.40
LBM Borrower, LLC	L + 3.75%	6.25%	8/19/2022	8,000	7,505	7,490	3.17
The Cook & Boardman Group, LLC (4)	L + 5.75%	8.54%	10/17/2025	2,500	2,494	2,481	1.05
				12,492	11,927	11,867	5.02
Transportation Infrastructure
Spireon, Inc. (4)(7)	L + 6.50%	9.00%	10/4/2024	22,875	22,591	22,418	9.48
Total First Lien Debt				555,449	542,395	538,983	228.03
Second Lien Debt
Commercial Services & Supplies
TKC Holdings, Inc.	L + 8.00%	10.53%	2/1/2024	$1,000	$997	$987	0.42%
IT Services
WEB.COM Group, Inc.	L + 7.75%	10.17%	10/9/2026	1,881	1,867	1,867	0.79
Software
Imperva, Inc.	L + 7.75%	10.27%	1/11/2027	1,500	1,506	1,500	0.63
Rocket Software, Inc.	L + 8.25%	10.77%	11/27/2027	2,000	1,988	1,988	0.84
				3,500	3,494	3,488	1.47
Total Second Lien Debt				6,381	6,358	6,342	2.68%
Total Investment Portfolio				$561,830	$548,753	$545,325	230.71%
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund					$2,000	$2,000	0.85%
Other Cash and Cash Equivalents					4,228	4,228	1.79
Total Cash and Cash Equivalents					$6,228	$6,228	2.64%
Total Portfolio Investments, Cash and Cash Equivalents					$554,981	$551,553	233.35%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. Debt investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. Under 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2018, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments (continued) December 31, 2018 (in thousands)

owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2018, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2018. As of December 31, 2018, the reference rates for our variable rate loans were the 30-day L at 2.50%, the 90-day L at 2.81% and the 180-day L at 2.88% and P at 5.50%. Variable rate loans typically include an interest rate floor feature, which is generally 1.00%.

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

(7)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:

Investments—non-controlled/non-affiliated (1)(5)	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Epoch Acquisition, Inc.	Delayed Draw Term Loan	10/4/2024	$7,500	$—
Spireon, Inc.	Delayed Draw Term Loan	10/5/2024	6,375	—
Tailwind Colony Holding Corporation	Delayed Draw Term Loan	10/31/2024	6,540	—
Tetra Technologies, Inc.	Delayed Draw Term Loan	9/10/2025	8,182	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	11/2/2024	26,053	(260)
Total First Lien Debt Unfunded Commitments			54,650	(260)
Forward purchase obligation (Note 7)			29,786	(222)
Total Unfunded Commitments			$84,436	$(482)
(8)This investment was held by both the Company and the Middle Market Warehouse as of December 31, 2018. Refer to Note 7.
The accompanying notes are an integral part of these consolidated financial statements

Blackstone / GSO Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

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
The Company is conducting a private offering (the “Private Offering”) of its common shares of beneficial interest to accredited investors, as defined in Regulation D under the Securities Act of 1933 (the “1933 Act”) in reliance on exemptions from the registration requirements of the 1933 Act. At each closing of the Private Offering, each investor makes a capital commitment (“Capital Commitment”) to purchase shares of the beneficial interest of the Company pursuant to a subscription agreement entered into with the Company.  Investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their Capital Commitments on as as-needed basis each time the Company delivers a notice to investors.
On October 31, 2018, the Company completed its initial closing of capital commitments (the “Initial Closing”) and commenced its loan origination and investment activities on November 20, 2018, the date of receipt of the initial drawdown from investors in the Private Offering (the "Initial Drawdown Date").
On October 19, 2018, the Company formed two wholly-owned subsidiaries, BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”) and BGSL Breckenridge Funding LLC (“Breckenridge Funding” and collectively with Jackson Hole Funding, the “SPVs”) both Delaware limited liability companies. These SPVs are consolidated in these consolidated financial statements commencing from each SPV’s date of commencement of operations within the entity on November 20, 2018 and December 28, 2018 respectively.
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with US GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2019. All intercompany balances and transactions have been eliminated.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit.
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
Forward purchase agreements are recognized at fair value through current period gains or losses on the date on which the contract is entered into and are subsequently re-measured at fair value. All forward purchase agreements are carried as assets when fair value is positive and as liabilities when fair value is negative.  A forward purchase agreement is derecognized when the obligation specified in the contract is discharged, canceled or expired.
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
Non-Accrual Income
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full.  Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status.  Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2019 and December 31, 2018, no loans in the portfolio were on non-accrual status.

Organization Expenses and Offering Expenses
Costs associated with the organization of the Company are expensed as incurred, subject to the limitations discussed below. These expenses consist primarily of legal fees and other costs of organizing the Company.
Costs associated with the offering of the Company’s shares will be capitalized as “deferred offering costs” on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence, subject to the limitation below.  These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous Private Offering of its shares.
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
The Company’s initial organization costs of $0.7 million were expensed as incurred during the year ended December 31, 2018. For the three months ended March 31, 2019, the Company accrued offering costs of $0.2 million.
Deferred Financing Costs and Debt Issuance Costs
Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings.  These expenses are deferred and amortized into interest expense over the life of the related debt instrument using the straight-line method. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Statements of Assets and Liabilities.  Debt issuance costs related to any issuance of installment debt or notes are presented net against the outstanding debt balance of the related security.
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
Note 3. Agreements and Related Party Transactions
Investment Advisory Agreement
On October 1, 2018, the Company entered into an investment advisory agreement with the Adviser (the “Investment Advisory Agreement”), pursuant to which the Adviser manages the Company on a day-to-day basis. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring its investments and portfolio companies on an ongoing basis.
The Company pays the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders.
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
During the three months ended March 31, 2019, base management fees were $1.5 million, all of which was unpaid as of March 31, 2019. As of December 31, 2018, $0.3 million was payable to the Adviser relating to management fees.
Incentive Fees
The incentive fee consists of two parts. The first part, an income based incentive fee, is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income as defined in the Investment Advisory Agreement.  Pre-incentive fee net investment income means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee.  Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities)), accrued income that the Company has not yet received in cash.  Pre-incentive fee net investment income excludes any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The Company excludes the impact of expense support payments and reimbursements from pre-incentive fee net investment income.
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
As of March 31, 2019, the Company accrued $1.1 million and $0.5 million of income based incentive fee and capital gains incentive fee, respectively, all of which was unpaid as of March 31, 2019. As of December 31, 2018, there was no income based or capital gains incentive fees payable to the Adviser.
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
For providing these services, the Company will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, information technology, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator has elected to forego any reimbursement for rent and other occupancy costs from the commencement of operations through March 31, 2019.
For the three months ended March 31, 2019, the Company incurred $0.4 million in expenses under the Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statement of Operations. As of March 31, 2019 and December 31, 2018, $0.8 million and $0.4 million was unpaid and included in due to affiliate in the Consolidated Statements of Assets and Liabilities.
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
For the three months ended March 31, 2019, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $0.1 million in the aggregate, which were recorded in other general and administrative expenses in the Company’s Statement of Operations.
Expense Support and Conditional Reimbursement Agreement
On December 12, 2018, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain expenses of the Company on the Company’s behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest of the Company. Any Expense Payment that the Adviser has committed to pay shall be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.
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
No Reimbursement Payment for any calendar quarter shall be made if the annualized rate of regular cash distributions declared by the Company on record dates in the applicable calendar quarter of such Reimbursement Payment is less than the annualized rate of regular cash distributions declared by the Company on record dates in the calendar quarter in which the Expense Payment was committed to which such Reimbursement Payment relates. The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar quarter. The Adviser has elected to forgo its right to receive such payment for all periods through March 31, 2019.

As of March 31, 2019, since the commencement of operations, the Adviser had made Expense Payments in the amount of $2.3 million. For the three months ended March 31, 2019, the Adviser made Expense Support Payments in the amount of $0.6 million. For the three months ended March 31, 2019, the Company did not reimburse any amounts of expense support to the Adviser. The Company may or may not reimburse remaining expense support in the future.
Board of Trustees
The Company’s Board currently consists of seven members, four of whom are independent trustees. The Board has established an Audit Committee of the Board and a Nominating and Governance Committee (the “Nominating Committee”) of the Board and may establish additional committees in the future.
Note 4. Investments
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$914,573	$916,462	98.00%	$542,395	$538,983	98.84%
Second lien debt	18,497	18,734	2.00	6,358	6,342	1.16
Total	$933,070	$935,196	100.00%	$548,753	$545,325	100.00%

The industry composition of investments at fair value as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018
Aerospace & Defense	0.75%	1.27%
Air Freight & Logistics	3.68	—
Building Products	13.18	9.46
Capital Markets	—	0.45
Chemicals	3.36	3.29
Commercial Services & Supplies	4.14	4.17
Construction & Engineering	10.05	2.13
Containers & Packaging	—	0.34
Distributors	6.82	4.64
Diversified Consumer Services	2.37	1.98
Diversified Financial Services	0.60	1.38
Diversified Telecommunication Services	—	0.88
Electronic Equipment, Instruments & Components	1.54	—
Energy Equipment & Services	2.31	3.96
Health Care Equipment & Supplies	5.07	7.29
Health Care Providers & Services	12.17	17.97
Health Care Technology	0.31	0.53
Hotels, Restaurants & Leisure	9.95	16.98
Insurance	—	0.18
IT Services	7.17	2.59
Machinery	0.51	0.88
Media	6.01	2.88
Oil, Gas & Consumable Fuels	—	0.35
Professional Services	4.30	1.31
Real Estate Management & Development	—	0.90
Software	1.07	6.24
Specialty Retail	1.19	1.66
Trading Companies & Distributors	1.01	2.18
Transportation Infrastructure	2.44	4.11
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value as of March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$875,263	$877,749	93.85	138.72%
Luxembourg	53,900	$53,556	5.73	8.46
United Kingdom	3,907	3,891	0.42	0.62
Total	$933,070	$935,196	100.00%	147.80%

	December 31, 2018
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$542,891	$539,541	98.94%	228.26%
United Kingdom	5,862	5,784	1.06	2.45
Total	$548,753	$545,325	100.00%	230.71%

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
Subsequently, for non-control debt investments that are not credit-impaired, and where there is an absence of available market quotations, fair value is determined using a yield analysis. To determine fair value using a yield analysis, the expected cash flows are projected based on the contractual terms of the debt security and discounted back to the measurement date based on a market yield.  A market yield is determined based upon an assessment of current and expected market yields for similar investments and risk profiles.  The Company considers the current contractual interest rate, the maturity and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the enterprise value of the portfolio company. As these debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable.  The fair value of loans with call protection is generally capped at par plus applicable prepayment premium in effect at the measurement date.
The following table presents the fair value hierarchy of investments as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$388,777	$527,685	$916,462
Second lien debt	—	5,916	12,818	18,734
Total Investments	—	394,693	540,503	935,196
Forward purchase obligation	—	—	(104)	(104)
Total	$—	$394,693	$540,399	$935,092

	December 31, 2018
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$210,858	$328,125	$538,983
Second lien debt	—	6,342	—	6,342
Total Investments	—	217,200	328,125	545,325
Forward purchase obligation	—	—	(222)	(222)
Total	$—	$217,200	$327,903	$545,103

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value as of and for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
	First Lien Debt	Second Lien Debt	Forward Purchase Obligation	Total
Fair value, beginning of period	$328,125	$—	$(222)	$327,903
Purchases of investments	260,286	11,082	—	271,368
Proceeds from principal repayments and sales of investments	(12,770)	—	—	(12,770)
Accretion of discount/amortization of premium	360	3	—	363
Net change in unrealized appreciation (depreciation)	2,809	194	118	3,121
Transfers into Level 3 (1)	9,067	1,539	—	10,606
Transfers out of Level 3 (1)	(60,192)	—	—	(60,192)
Fair value, end of period	$527,685	$12,818	$(104)	$540,399
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2019 included in net unrealized appreciation (depreciation) on the Consolidated Statement of Operations	$2,770	$194	$118	$3,082

(1)
For the three months ended March 31, 2019, transfers into Level 3 were primarily due to decreased price transparency. For the three months ended March 31, 2019, transfers out of Level 3 were primarily due to increased price transparency.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of March 31, 2019 and December 31, 2018. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2019
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$425,711	Yield analysis	Discount rate	8.21%	10.04%	8.93%
	101,974	Broker quotations	Broker quoted price	91.50	100.31	97.21
	527,685
Investments in second lien debt	12,818	Broker quotations	Broker quoted price	98.75	100.25	100.07
Forward purchase obligation (1)	(104)	Yield analysis	Discount rate	8.37%	9.21%	8.64%
Total	$540,399

	December 31, 2018
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$232,818	Yield analysis	Discount rate	8.84%	9.90%	9.34%
	95,307	Broker quotations	Broker quoted price	92.50	99.75	96.91
	328,125
Forward purchase obligation (1)	(222)	Yield analysis	Discount rate	9.13%	9.13%	9.13%
Total	$327,903

(1)
The forward purchase obligation is valued as the excess of the (a) agreed upon purchase price under the Forward Purchase Agreement over the (b) fair value of the underlying investments, which is calculated in the same manner as the Company’s debt investments. Refer to Note 7 for additional information.

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
Financial Instruments Not Carried at Fair Value
The carrying amounts of the Company’s financial assets and liabilities, other than investments at fair value, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
Note 6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2019 and December 31, 2018, the Company’s asset coverage was 322.8% and 227.8%, respectively.
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
Borrowings under the Subscription Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 2.00% or

(ii) in the case of reference rate loans, the greatest of (A) the prime rate plus 1.00%, (B) the federal funds rate plus 1.50%, and (C) one-month adjusted LIBOR plus 2.00%. Loans may be converted from one rate to another at any time at the Company’s election, subject to certain conditions. Effective November 6, 2018, the Company pays an unused commitment fee equal to (x) 0.30% per annum when the outstanding principal obligations are less than 50% of the maximum commitment and (y) 0.25% per annum when the outstanding principal obligations are greater than or equal to 50% of the maximum commitment.
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
As of March 31, 2019, the Company was in compliance with all covenants and other requirements of the Subscription Facility.
JPM SPV Facility
On November 16, 2018, Jackson Hole Funding LLC (“Jackson Hole Funding”), the Company’s wholly-owned subsidiary that holds primarily originated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended on February 6, 2019 and further amended from time to time, the “JPM SPV Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent, Citibank, N.A., serves as collateral agent and securities intermediary, Virtus Group, LP serves as collateral administrator and the Company serves as portfolio manager under the JPM SPV Facility.
Advances under the JPM SPV Facility bear interest at a per annum rate equal to the three-month LIBOR in effect, plus the applicable margin of 2.50% per annum. Effective January 16, 2019, Jackson Hole Funding pays a commitment fee of 0.60% per annum (or 0.375% per annum until the date that is nine months from the date the JPM SPV Facility was entered into) on the average daily unused amount of the financing commitments until the third anniversary of the JPM SPV Facility.
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
As of March 31, 2019, the Company was in compliance with all covenants and other requirements of the JPM SPV Facility.
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
Advances under the BNP SPV Facility bear interest at a per annum rate equal to the three-month LIBOR in effect, plus an applicable margin of 1.50% (or 1.25% prior to the collection period end date on June 3, 2019) to 2.15% per annum depending on the nature of the advances being requested under the facility. Effective June 21, 2019, Breckenridge Funding will also pay a commitment fee of 0.70% per annum if the unused facility amount is greater than 50% or 0.35% per annum if the unused facility amount is less than or equal to 50% and greater than 25% on the average daily unused amount of the financing commitments until the third anniversary of the BNP SPV Facility.
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
As of March 31, 2019, the Company was in compliance with all covenants and other requirements of the BNP SPV Facility.
At March 31, 2019 and December 31, 2018, the Company’s outstanding debt obligations were as follows:

	March 31, 2019
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$200,000	$11,731	$11,731	$188,269	$168,762
JPM SPV Facility	300,000	120,000	120,000	180,000	86,333
BNP SPV Facility	400,000	152,315	152,315	247,685	146,415
Total	$900,000	$284,046	$284,046	$615,954	$401,510

	December 31, 2018
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$200,000	$—	$—	$200,000	$174,032
JPM SPV Facility	300,000	120,000	120,000	180,000	22,966
BNP SPV Facility	400,000	65,000	65,000	335,000	5,183
Total	$900,000	$185,000	$185,000	$715,000	$202,181
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
As of March 31, 2019 and December 31, 2018, $3.8 million and $0.8 million, of interest expense and $0.2 million and $0.1 million of unused commitment fees was included in interest payable. For the three months ended March 31, 2019, the weighted average interest rate on all borrowings outstanding was 4.95% (including unused fees), and the average principal debt outstanding was $353.7 million.
For the three months ended March 31, 2019, the components of interest expense were as follows:

Three Months Ended March 31, 2019
Borrowing interest expense	$4,110
Facility unused fees	272
Amortization of financing costs	290
Total interest expense	$4,672
Cash paid for interest expense	$1,257
Note 7. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements.  As of March 31, 2019 and December 31, 2018, the Company had delayed draw terms loans with an aggregate of $83.2 million and $54.7 million of unfunded commitments, respectively.
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
Middle Market Warehouse
On September 10, 2018, the Company entered into a Warehousing Transaction for primarily middle market loans with a warehouse provider unaffiliated with the Adviser. After the Middle Market Warehouse arrangement was entered into, the warehouse provider became a holder of greater than 5% of the Company's outstanding shares. The warehouse investments for the Middle Market Warehouse are ultimately selected by the warehouse provider, in its sole discretion, for an account which it solely controls.  Recommendations for such investments are made on a non-discretionary basis by an affiliate of the Adviser, but only if the Adviser has determined the investment is desirable for the Company.  The Company is a party to a forward purchase agreement pursuant to which the Company agrees to purchase certain assets held in the Middle Market Warehouse at a purchase price based on the cost of the asset to the warehouse provider plus amounts of unpaid interest, original issue discount and structuring fees accrued to the warehouse provider during the time the warehouse provider owned the asset.
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
As of March 31, 2019 and December 31, 2018, there was $52.8 million and $30.0 million in aggregate principal amounts of debt investments, respectively, in the Middle Market Warehouse, all of which the Company was obligated to purchase at a future date under forward purchase agreements.
Since the Company has a contractual obligation to acquire all qualifying assets in the Middle Market Warehouse through a forward purchase agreement, the mark-to-market gain/loss of all investments is recognized in the Company’s consolidated financial statements. The Company does not, however, have any direct interest in the underlying assets nor does it have the power to control the activities most significant to the economic performance of the Middle Market Warehouse, and therefore, such assets are not included in the Company’s consolidated financial statements. This gain/loss amount is calculated as the difference between (1) the current purchase price the Company would be obligated to pay to purchase each asset under the forward purchase agreement and (2) the current fair value as determined by the Company’s valuation policy. As of March 31, 2019 and December 31, 2018, the Company had a total unrealized loss of $0.1 million and $0.2 million, respectively, relating to this forward purchase obligation.
During the three months ended March 31, 2019, the Company did not purchase any debt investments from the Middle Market Warehouse.
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
The Company exercised its rights to acquire the equity interests of the Syndicated Warehouse on December 11, 2018, at which time the assets and liabilities of the warehouse started to be included in the Company’s consolidated financial statements for a total purchase price of $24.9 million. For the period ended December 31, 2018, the Company recorded a loss $0.6 million, which represented the excess of total consideration paid for the equity interests over the fair value of the net assets of the Syndicated Warehouse the Company assumed on the date of acquisition.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2019, management is not aware of any pending or threatened litigation.

Note 8. Net Assets
Capital Activity
In connection with its formation, the Company has the authority to issue an unlimited number of shares at $0.001 per share par value. The following table summarizes capital activity during the three months ended March 31, 2019:

	Par Amount	Capital in Excess of Par Value	Distributable Earnings (loss)	Total Net Assets
Balance, beginning of period	$10	$239,246	$(2,891)	$236,365
Common stock issued	15	389,567	—	389,582
Net investment income (loss)	—	—	6,572	6,572
Net realized gain (loss) on investments	—	—	1,726	1,726
Net change in unrealized appreciation (depreciation) on investments	—	—	5,671	5,671
Dividends declared	—	—	(7,163)	(7,163)
Balance, end of period	$25	$628,813	$3,915	$632,753
Subscriptions and Drawdowns
During the three months ended March 31, 2019, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of March 31, 2019, the Company had received Capital Commitments totaling $1,391.0 million ($762.1 million remaining undrawn), of which $24.0 million ($12.3 million remaining undrawn) are from affiliates of the Adviser.
The following table summarizes the total shares issued and proceeds received related to the Company’s initial capitalization and capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2019 (dollars in millions):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
January 24, 2019	5,666,095	$142.1
March 28, 2019 (1)	9,818,817	247.5
Total	15,484,912	$389.6

(1)
On March 14, 2019, the Company issued a capital call and delivered capital drawdown notices totaling $247.5 million, of which $33.1 million was still outstanding as of March 31, 2019 and recorded as a subscription receivable on the Consolidated Statements of Assets and Liabilities.

Distributions and Dividend Reinvestment

The following table summarizes the Company’s distributions declared and payable since inception as of March 31, 2019:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
January 22, 2019	January 23, 2019	May 15, 2019	$0.1239	$1,192
February 28, 2019	March 27, 2019	May 15, 2019	0.3536	5,406
March 26, 2019	March 31, 2019	May 15, 2019	0.0225	565
Total distributions			$0.5000	$7,163
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
Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

Three Months Ended March 31, 2019
Net increase (decrease) in net assets resulting from operations	$13,969
Weighted average shares outstanding (basic and diluted)	14,275,804
Earnings (loss) per common share (basic and diluted)	$0.98
Note 10. Income Taxes
Taxable income during the three months ended March 31, 2019 differs from net increase (decrease) in net assets resulting from operations primarily due to unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until realized.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate.  For the three months ended March 31, 2019, there were no permanent differences.
The following reconciles the net increase (decrease) in net assets resulting from operations to taxable income for the three months ended March 31, 2019:

Three Months Ended March 31, 2019
Net increase (decrease) in net assets resulting from operations	$13,969
Net unrealized (appreciation) depreciation	(5,671)
Taxable/Distributable Income	$8,298
The cost and unrealized gain (loss) on the Company’s financial instruments, as calculated on a tax basis, at March 31, 2019 are as follows:

March 31, 2019
Gross unrealized appreciation	$5,078
Gross unrealized depreciation	(3,534)
Net unrealized appreciation (depreciation)	1,544

Tax cost of investments at period end	$933,651

Note 11. Financial Highlights
The following are the financial highlights for the three months ended March 31, 2019:

Three Months Ended March 31, 2019
Per Share Data:
Net asset value, beginning of period	$24.57
Net investment income (1)	0.46
Net unrealized and realized gain (loss) (2)	0.31
Net increase (decrease) in net assets resulting from operations	0.77
Distributions declared (3)	(0.50)
Issuance of common shares (4)	0.36
Total increase (decrease) in net assets	0.63
Net asset value, end of period	$25.20
Shares outstanding, end of period	25,106,231
Total return based on NAV (5)	4.60%
Ratios:
Ratio of net expenses to average net assets (6)	9.82%
Ratio of net investment income to average net assets (6)	7.44%
Portfolio turnover rate	20.97%
Supplemental Data:
Net assets, end of period	632,753
Total capital commitments, end of period	1,390,990
Ratios of total contributed capital to total committed capital, end of period	45.21%
Asset coverage ratio	322.8%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	For the three months ended March 31, 2019, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.

(3)	The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 8).

(4)	Increase (decrease) is due to the offering price of subscriptions during the period. All issuances were at then current NAV as determined by the Board.

(5)	Total return (not annualized) is calculated as the change in NAV per share during the period, plus distributions per share, divided by the beginning NAV per share.

(6)
Amounts are annualized except for expense support amounts relating to organizational costs.  The ratio of total operating expenses to average net assets was 10.47% on an annualized basis, excluding the effect of expense support which represented 0.65% of average net assets.

Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements.  There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of March 31, 2019, except as discussed below.

In April 2019, the Company received the remaining outstanding amount of $33.1 million related to the capital call issued on March 14, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “Item 1. Consolidated Financial Statements.”  This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1A of and elsewhere in this Form 10-Q.
Overview and Investment Framework
We are a Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we intend to elect to be treated as a RIC under the Code. We are managed by our Adviser. The Administrator will provide the administrative services necessary for us to operate.
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
With respect to costs incurred in connection with the Company's organization and offering costs, if actual organization and offering costs incurred exceed 0.10% of our total Capital Commitments, the Adviser or its affiliates will bear the excess costs.  To the extent our Capital Commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on our behalf provided that the total organization and offering costs borne by the us do not exceed 0.10% of total Capital Commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement.  Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in our Private Offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of our cap on organization and offering expenses.
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
Portfolio and Investment Activity
For the three months ended March 31, 2019, we acquired $579.8 million aggregate principal amount of investments (including $34.9 million of unfunded commitments), $567.0 million of which was first lien debt and $12.8 million of which was second lien debt.

As of March 31, 2019, based on fair value, our portfolio consisted of 98.00% first lien debt investments and 2.00% second lien debt investments. As of March 31, 2019, our weighted average total yield of debt and income producing securities at cost and fair value was 8.86% and 8.84%, respectively. As of March 31, 2019 we had investments in 54 portfolio companies with an aggregate fair value of $935.2 million.
As of December 31, 2018, based on fair value, our portfolio consisted of 98.84% first lien debt investments and 1.16% second lien debt investments. As of December 31, 2018, our weighted average total yield of debt and income producing securities at cost and fair value was 8.70% and 8.76%, respectively. As of December 31, 2018, we had investments in 61 portfolio companies with an aggregate fair value of $545.3 million.
Our investment activity for the three months ended March 31, 2019 is presented below (information presented herein is at cost unless otherwise indicated) (dollar amounts in thousands).

As of and for the three months ended March 31, 2019
Investments:
Total investments, beginning of period	$548,753
New investments purchased	540,294
Net accretion of discount on investments	766
Net realized gain (loss) on investments	1,726
Investments sold or repaid	(158,469)
Total investments, end of period	$933,070
Amount of investments funded at principal
First lien debt investments	$538,526
Second lien debt investments	12,750
Total	$551,276
Proceeds from investments sold or repaid:
First lien debt investments	$(156,421)
Second lien debt investments	(322)
Total	$(156,743)
Number of portfolio companies	54
Weighted average yield on debt and income producing investments, at cost(1)	8.86%
Weighted average yield on debt and income producing investments, at fair value(1)	8.84%
Percentage of debt investments bearing a floating rate	100%
Percentage of debt investments bearing a fixed rate	0%

(1)
Computed as (a) the annual stated interest rate or yield plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on accruing debt included in such securities, divided by (b) total first lien and second lien debt (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.

As of March 31, 2019 and December 31, 2018, our investments consisted of the following (dollar amounts in thousands):

	March 31, 2019			December 31, 2018
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$914,573	$916,462	98.00%	$542,395	$538,983	98.84%
Second lien debt	18,497	18,734	2.00	6,358	6,342	1.16
Total	$933,070	$935,196	100.00%	$548,753	$545,325	100.00%
Active management of our investments is performed by the team responsible for making the initial investment. The Adviser believes that actively managing an investment allows the Investment Team to identify problems early and work with companies to develop constructive solutions when necessary. The Adviser monitors our portfolio with a focus toward anticipating negative credit events. In seeking to maintain portfolio company performance and help to increase the likelihood of a successful exit, the Adviser works closely with, as applicable, the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.
Typically, GSO receives financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics typically on a quarterly basis from portfolio companies. GSO uses this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects.
Results of Operations
Comparative financial statements are not presented as we had yet to be capitalized and had neither incurred expenses nor generated revenues for the year ago period. We were initially capitalized on September 14, 2018 and commenced our operations on November 20, 2018. The following table represents the operating results for the three months ended March 31, 2019 (dollar amounts in thousands):

Three Months Ended March 31, 2019
Total investment income	$15,239
Less: Net expenses	8,667
Net investment income	6,572
Net unrealized appreciation (depreciation)	5,671
Net realized gain (loss)	1,726
Net increase (decrease) in net assets resulting from operations	$13,969
Investment Income
Investment income for the three months ended March 31, 2019, was as follows (dollar amounts in thousands):

Three Months Ended March 31, 2019
Interest income	$15,226
Fee income	13
Total investment income	$15,239
For the three months ended March 31, 2019, total investment income was driven by our deployment of capital and increased invested balance of investments.  The size of our investment portfolio at fair value increased from $545.3 million at December 31, 2018 to $935.2 million at March 31, 2019 and all investments were income producing senior secured debt investments.  There were no loans on non-accrual status as of March 31, 2019 and December 31, 2018.

Expenses
Expenses for the three months ended March 31, 2019 were as follows (dollar amounts in thousands):

Three Months Ended March 31, 2019
Interest expense	$4,672
Management fees	1,492
Income based incentive fee	1,143
Capital gains incentive fee	475
Professional fees	233
Board of Trustees' fees	123
Administrative service expenses	426
Other general and administrative	451
Amortization of offering costs	222
Total expenses	9,237
Expense support	(570)
Net expenses	$8,667
For the three months ended March 31, 2019, net expenses were primarily comprised of interest expense of $4.7 million, management fees of $1.5 million, an income based incentive fee of $1.1 million, a capital gains incentive fee of $0.5 million, administrative service expenses of $0.4 million and other expenses of $1.0 million; offset by expense support by the Adviser of $0.6 million.
Interest expense for the three months ended March 31, 2019 was driven by $353.7 million of average borrowings (at an average effective interest rate, including unused fees, of 4.95%) under our credit facilities related to borrowing for investments. Management fees for the three months ended March 31, 2019 were driven by our deployment of capital.  For the three months ended March 31, 2019, there was $7.7 million of pre-incentive fee net investment income which resulted in income based incentive fees of $1.1 million. For the three months ended March 31, 2019, there was $3.2 million of cumulative realized and unrealized gain (loss) which resulted in an accrual of $0.5 million of capital gains incentive fees. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.
Organization costs and offering costs include expenses incurred in our initial formation and our Private Offering. Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of us. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for us. Other general and administrative expenses include insurance, filing, research, subscriptions and other costs. Expense support consists of expense payments for our expenses that the Adviser has committed to pay which are subject to reimbursement to the Adviser at a future date.
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
Net Unrealized Gain (Loss) on Investments and Forward Purchase Obligation
We fair value our portfolio investments and forward purchase obligation quarterly and any changes in fair value are recorded as unrealized gains or losses.  For the three months ended March 31, 2019, net unrealized gains (losses) on our on financial instruments were comprised of the following (dollar amounts in thousands):

Three Months Ended March 31, 2019
Net unrealized gain (loss) on investments	$5,553
Net unrealized gain (loss) on forward purchase obligation	118
Net unrealized gain (loss) on investments	$5,671
The valuations of our debt investments generally increased from the prior quarter as a result of a tightening credit spread environment and strength in the syndicated loan market during the period.

Net Realized Gain (Loss) on Investments

We generated net realized gains on investments of $1.7 million for the three months ended March 31, 2019 resulting primarily from full or partial sales of syndicated loans.
Financial Condition, Liquidity and Capital Resources
We generate cash from the net proceeds from the drawdown of Capital Commitments, proceeds from net borrowings on our credit facilities and income earned on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating loans and purchasing senior secured debt investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings and (iv) cash distributions to the holders of our shares.
As of March 31, 2019, we had three revolving credit facilities outstanding, as described in “—Borrowings” below. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2019, we had an aggregate amount of $284.0 million of senior securities outstanding and our asset coverage ratio was 322.8%. The independent members of our Board and our sole initial shareholder approved our asset coverage limit of 150% pursuant to Section 61(a)(2) of the 1940 Act effective September 25, 2018. As of such date, our initial shareholder was the only holder of our shares and it waived the right to receive repurchase offers pursuant to Section 61(a)(2)(D)(ii) of the 1940 Act. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and cash equivalents as of March 31, 2019, taken together with our $616.0 million of available capacity under our credit facilities (subject to borrowing base availability) and our $762.1 million of uncalled Capital Commitments is expected to be sufficient for our investing activities and to conduct our operations in the near term.
As of March 31, 2019, we had $20.6 million in cash and cash equivalents. During the three months ended March 31, 2019, cash used in operating activities was $441.0 million, primarily as a result of funding portfolio investments of $540.3 million and a decrease in payables for investments purchased of $67.1 million; partially offset by proceeds from sale of investments of $158.5 million. Cash provided by financing activities was $455.4 million during the period, which was the result of proceeds from the issuance of shares of $356.5 million, net borrowings on our credit facilities of $99.0 million, partially offset by deferred financing costs of $0.08 million.

Equity
The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2019 (dollar amounts in millions, unless otherwise noted):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
January 24, 2019	5,666,095	$142.1
March 28, 2019 (1)	9,818,817	247.5
Total	15,484,912	$389.6

(1)
On March 14, 2019, we issued a capital call and delivered capital drawdown notices totaling $247.5 million, of which $33.1 million was still outstanding as of March 31, 2019 and recorded as a subscription receivable on the Consolidated Statements of Assets and Liabilities.

During the three months ended March 31, 2019, we entered into Subscription Agreements with a number of investors providing for the private placement of our shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our shares up to the amount of their respective capital commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of March 31, 2019, we had received Capital Commitments totaling $1,391.0 million, of which $24.0 million was from an affiliate of the Adviser.
Distributions and Dividend Reinvestment

The following table summarizes our distributions declared and payable since inception as of March 31, 2019 (dollar amounts in thousands, unless otherwise noted):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
January 22, 2019	January 23, 2019	May 15, 2019	$0.1239	$1,192
February 28, 2019	March 27, 2019	May 15, 2019	0.3536	5,406
March 26, 2019	March 31, 2019	May 15, 2019	0.0225	565
Total distributions			$0.5000	$7,163
With respect to distributions, we have adopted an “opt out” dividend reinvestment plan for shareholders. As a result, in the event of a declared dash distribution or other distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares rather than receiving cash distributions. Shareholders who receive distributions in the form of shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
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
Borrowings under the Subscription Facility bear interest, at our election at the time of drawdown, at a rate per annum equal to (i) in the case of LIBOR rate loans, an adjusted LIBOR rate for the applicable interest period plus 2.00% or (ii) in the case of reference rate loans, the greatest of (A) the prime rate plus 1.00%, (B) the federal funds rate plus 1.50%, and (C) one-month adjusted LIBOR plus 2.00%. Loans may be converted from one rate to another at any time at our election, subject to certain conditions. Effective November 6, 2018, we pay an unused commitment fee equal to (x) 0.30% per annum when the outstanding principal obligations are less than 50% of the maximum commitment and (y) 0.25% per annum when the outstanding principal obligations are greater than or equal to 50% of the maximum commitment.
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
JPM SPV Facility
On November 16, 2018, Jackson Hole Funding LLC (“Jackson Hole Funding”), our wholly-owned subsidiary that holds primarily originated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended on February 6, 2019 and further amended from time to time, the “JPM SPV Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent, Citibank, N.A., serves as collateral agent and securities intermediary, Virtus Group, LP serves as collateral administrator and we serve as portfolio manager under the JPM SPV Facility.
Advances under the JPM SPV Facility bear interest at a per annum rate equal to the three-month LIBOR in effect, plus the applicable margin of 2.50% per annum. Effective January 16, 2019, Jackson Hole Funding pays a commitment fee of 0.60% per annum (or 0.375% per annum until the date that is nine months from the date the JPM SPV Facility was entered into) on the average daily unused amount of the financing commitments until the third anniversary of the JPM SPV Facility.
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
Advances under the BNP SPV Facility bear interest at a per annum rate equal to the three-month LIBOR in effect, plus an applicable margin of 1.50% (or 1.25% prior to the collection period end date on June 3, 2019) to 2.15% per annum depending on the nature of the advances being requested under the facility. Effective June 21, 2019, Breckenridge Funding will also pay a commitment fee of 0.70% per annum if the unused facility amount is greater than 50% or 0.35% per annum if the unused facility amount is less than or equal to 50% and greater than 25% on the average daily unused amount of the financing commitments until the third anniversary of the BNP SPV Facility.
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
At March 31, 2019 and December 31, 2018, our outstanding debt obligations were as follows (dollar amounts in thousands):

	March 31, 2019
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$200,000	$11,731	$11,731	$188,269	$168,762
JPM SPV Facility	300,000	120,000	120,000	180,000	86,333
BNP SPV Facility	400,000	152,315	152,315	247,685	146,415
Total	$900,000	$284,046	$284,046	$615,954	$401,510

	December 31, 2018
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$200,000	$—	$—	$200,000	$174,032
JPM SPV Facility	300,000	120,000	120,000	180,000	22,966
BNP SPV Facility	400,000	65,000	65,000	335,000	5,183
Total	$900,000	$185,000	$185,000	$715,000	$202,181

(1)	The unused portion is the amount upon which commitment fees, if any, are based.

(2)	The amount available reflects any limitations related to each respective credit facility’s borrowing base.
During the three months ended March 31, 2019, the weighted average interest rate on all borrowings outstanding was 4.95% (including unused fees), and the average principal debt outstanding was $353.7 million.

Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements.  As of March 31, 2019 and December 31, 2018, we had delayed draw terms loans with an aggregate of $83.2 million and $54.7 million of unfunded commitments, respectively.
Warehousing Transactions
We entered into two Warehousing Transactions whereby we agreed, subject to certain conditions, to purchase certain assets from  parties unaffiliated with the Adviser. Such Warehousing Transactions were designed to assist us in deploying capital upon receipt of drawdown proceeds. The Middle Market Warehouse relates primarily to originated or anchor investments in middle market loans.  The Syndicated Warehouse related primarily to broadly syndicated loans prior to the acquisition of the equity interests of the Syndicated Warehouse by us and merger of the Syndicated Warehouse with our wholly-owned subsidiary, as described below. See—“Item 1A.—Risk Factors — Risks Related to an Investment in the Shares — Risks related to the Warehousing Transactions” in our annual report on Form 10-K for the year ended December 31, 2018.
Middle Market Warehouse
On September 10, 2018, we entered into a Warehousing Transaction for primarily middle market loans with a  warehouse provider unaffiliated with the Adviser.  After the Middle Market Warehouse arrangement was entered into, an affiliate of the warehouse provider became a holder of greater than 5% of our outstanding shares. The warehouse investments for the Middle Market Warehouse are ultimately selected by the warehouse provider, in its sole discretion, for an account which it solely controls.  Recommendations for such investments are made on a non-discretionary basis by an affiliate of the Adviser, but only if the Adviser has determined the investment is desirable for us.  We are party to a forward purchase agreement pursuant to which we agree to purchase certain assets held in the Middle Market Warehouse at a purchase price based on the cost of the asset to the warehouse provider plus amounts of unpaid interest, original issue discount and structuring fees accrued to the warehouse provider during the time the warehouse provider owned the asset.
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
As of March 31, 2019 and December 31, 2018, there was $52.8 million and $30.0 million in aggregate principal amount of debt investments, respectively, in the Middle Market Warehouse, all of which we were obligated to purchase at a future date under forward purchase agreements.
Since we have a contractual obligation to acquire all qualifying assets in the Middle Market Warehouse through a forward purchase agreement, the mark-to-market gain/loss of all investments is recognized in our consolidated financial statements. We do not, however, have any direct interest in the underlying assets nor do we have the power to control the activities most significant to the economic performance of the Middle Market Warehouse, and therefore, such assets are not included in our consolidated financial statements. This gain/loss amount is calculated as the difference between (1) the current purchase price we would be obligated to pay to purchase each asset under the forward purchase agreement and (2) the current fair value as determined by our valuation policy. As of March 31, 2019 and December 31, 2018, we had a total unrealized loss of $0.1 million and $0.2 million, respectively, relating to this forward purchase obligation.
During the three months ended March 31, 2019, we did not purchase any debt investments from the Middle Market Warehouse.
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
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2019, management is not aware of any pending or threatened litigation.
Contractual Obligations
A summary of our contractual payment obligations under our credit facilities and our forward purchase obligation as of March 31, 2019, is as follows (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Facility	$11,731	$11,731	$—	$—	$—
JPM SPV Facility	120,000	—	—	120,000	—
BNP SPV Facility	152,315	—	—	152,315	—
Forward purchase obligation	52,286	52,286	—	—	—
Total Contractual Obligations	$336,332	$64,017	$—	$272,315	$—

Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following
•the Investment Advisory Agreement;
•the Administration Agreement;
•the Middle Market Warehouse; and
•Expense Support and Conditional Reimbursement Agreement.
In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”
Recent Developments
From April 1, 2019 through May 8, 2019, we made new investment commitments of approximately $581 million, of which approximately $529 million had been funded.
Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.  Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019, and elsewhere in our filings with the SEC. There have been no significant changes in our critical accounting policies and practices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
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
As of March 31, 2019, 100% of our debt investments at fair value were at floating rates. Based on our consolidated balance sheet as of March 31, 2019, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$28,601	$(8,521)	$20,080
Up 200 basis points	19,068	(5,681)	13,387
Up 100 basis points	9,534	(2,840)	6,694
Down 100 basis points	(9,534)	2,840	(6,694)
Down 200 basis points	(15,254)	5,681	(9,573)
Down 300 basis points	(15,254)	7,385	(7,869)

Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Refer to "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets" in this Form 10-Q for issuances of our shares during the quarter. Such issuances were part of our Private Offering pursuant to Section 4(a)(2) of the 1933 Act and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
(a) Exhibits

Exhibit Number	Description of Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_________________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackstone / GSO Secured Lending Fund

Date:	May 10, 2019	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer

Date:	May 10, 2019	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer
Chief Financial Officer