Form 10-Q
period 2019-06-30
Blackstone / GSO Secured Lending Fund
filed 2019-08-13
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 814-01299
_______________________________________________________________________
Blackstone / GSO Secured Lending Fund
(Exact name of Registrant as specified in its Charter)
_______________________________________________________________________

Delaware	82-7020632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue, 31st Floor New York, New York	10154
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 503-2100
_______________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒
The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of August 8, 2019 was 37,580,097.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Blackstone / GSO Secured Lending Fund (together, with its consolidated subsidiaries, the “Company,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest;

•	the impact of the investments that we expect to make;

•	our ability to raise sufficient capital to execute our investment strategy;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financing arrangements and investments;

•	changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with GSO Asset Management LLC (the “Adviser”) or any of its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	our use of financial leverage;

•	the ability of the Adviser to source suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser or its affiliates to attract and retain highly talented professionals;

•	our ability to qualify for and maintain our qualification as a regulated investment company and as a business development company (“BDC”);

•	the impact on our business of U.S. and international financial reform legislation, rules and regulations;

•	the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises in which we may invest.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1A of and elsewhere in this Form 10-Q. These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934 Act, as amended (the “1934 Act”).

PART I

Item 1. Financial Statements.

Blackstone / GSO Secured Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (cost of $1,508,097 and $548,753 at June 30, 2019 and December 31, 2018, respectively)	$1,519,659	$545,325
Cash and cash equivalents	40,773	6,228
Interest receivable from non-controlled/non-affiliated investments	10,523	2,212
Deferred financing costs	3,519	2,270
Deferred offering costs	627	591
Receivable for investments	11,744	17,746
Subscription Receivable (Note 8)	61,033	—
Other assets	397	371
Total assets	$1,648,275	$574,743
LIABILITIES
Debt	$651,242	$185,000
Payable for investments purchased	4,925	149,513
Due to affiliates	3,525	1,761
Management fees payable	2,499	309
Income based incentive fee payable	2,612	—
Capital gains incentive fee payable	2,062	—
Forward purchase liability at fair value (cost: $0 at June 30, 2019 and December 31, 2018) (Note 7)	154	222
Interest payable	2,872	918
Distribution payable (Note 8)	12,837	—
Accrued expenses and other liabilities	1,839	655
Total liabilities	684,567	338,378
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, $0.001 par value (unlimited shares authorized; 37,580,097 and 9,621,319 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	$38	$10
Additional paid in capital	948,995	239,247
Distributable earnings (loss)	14,675	(2,892)
Total net assets	963,708	236,365
Total liabilities and net assets	$1,648,275	$574,743
NET ASSET VALUE PER SHARE	$25.64	$24.57
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$29,069	$44,295
Fee income	570	583
Total investment income	29,639	44,878
Expenses:
Interest expense	7,783	12,455
Management fees	2,499	3,991
Income based incentive fee	2,612	3,755
Capital gains incentive fee	1,587	2,062
Professional fees	314	547
Board of Trustees' fees	101	224
Administrative service expenses (Note 3)	406	832
Other general and administrative	928	1,379
Amortization of offering costs	195	417
Total expenses	16,425	25,662
Expense support (Note 3)	—	(570)
Recoupment of expense support (Note 3)	200	200
Net expenses	16,625	25,292
Net investment income	13,014	19,586
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	9,149	14,702
Forward purchase obligation (Note 7)	(50)	68
Translation of assets and liabilities in foreign currencies	(67)	(67)
Net unrealized appreciation (depreciation)	9,032	14,703
Realized gain (loss):
Non-controlled/non-affiliated investments	1,486	3,212
Foreign currency transactions	66	66
Net realized gain (loss)	1,552	3,278
Net realized and unrealized gain (loss)	10,584	17,981
Net increase (decrease) in net assets resulting from operations	$23,598	$37,567
Net investment income per share (basic and diluted)	$0.51	$0.98
Earnings (loss) per share (basic and diluted)	$0.92	$1.88
Weighted average shares outstanding (basic and diluted)	25,664,270	20,001,496
Distributions declared per share	$0.50	$1.00
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, March 31, 2019	$25	$628,813	$3,914	$632,752
Issuance of common shares	13	319,663	—	319,676
Reinvestment of dividends	—	519	—	519
Net investment income	—	—	13,014	13,014
Net realized gain (loss) on investments	—	—	1,552	1,552
Net change in unrealized appreciation (depreciation) on investments	—	—	9,032	9,032
Dividends declared	—	—	(12,837)	(12,837)
Balance, June 30, 2019	$38	$948,995	$14,675	$963,708

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2018	$10	$239,247	$(2,892)	$236,365
Issuance of common shares	28	709,229	—	709,257
Reinvestment of dividends	—	519	—	519
Net investment income	—	—	19,586	19,586
Net realized gain (loss) on investments	—	—	3,278	3,278
Net change in unrealized appreciation (depreciation) on investments	—	—	14,703	14,703
Dividends declared	—	—	(20,000)	(20,000)
Balance, June 30, 2019	$38	$948,995	$14,675	$963,708

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund
Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

Six Months Ended June 30, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$37,567
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(14,702)
Net unrealized (appreciation) depreciation on forward purchase obligation	(68)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	67
Net realized (gain) loss on investments	(3,212)
Net accretion of discount and amortization of premium	(2,270)
Amortization of deferred financing costs	700
Amortization of offering costs	417
Purchases of investments	(1,274,408)
Proceeds from sale of investments and principal repayments	320,547
Changes in operating assets and liabilities:
Interest receivable	(8,310)
Receivable for investments	6,002
Other assets	(26)
Payable for investments purchased	(144,588)
Due to affiliates	1,765
Management fee payable	2,190
Income based incentive fee payable	2,612
Capital gains incentive fee payable	2,062
Interest payable	1,954
Accrued expenses and other liabilities	(547)
Net cash provided by (used in) operating activities	(1,072,248)
Cash flows from financing activities:
Borrowings on credit facilities	964,233
Repayments on credit facilities	(498,347)
Deferred financing costs paid	(674)
Dividends paid in cash	(6,643)
Proceeds from issuance of common shares	648,224
Net cash provided by (used in) financing activities	1,106,793
Net increase (decrease) in cash and cash equivalents	34,545
Cash and cash equivalents, beginning of period	6,228
Cash and cash equivalents, end of period	$40,773

Supplemental information and non-cash activities:
Interest paid during the period	$9,729
Distribution payable	$12,837
Subscription receivable	$61,033
Reinvestment of distributions during the period	$519
Accrued but unpaid deferred financing and debt issuance costs	$1,275
Accrued but unpaid offering costs	$453
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments June 30, 2019 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt
Air Freight and Logistics
Livingston International Inc. (6)	L + 5.75%	8.08%	4/30/2026	$117,000	$113,564	$115,245	11.96%
R1 Holdings, LLC (4)(7)(8)	L + 6.25%	9.12%	1/2/2026	34,983	34,332	34,808	3.61
				151,983	147,896	150,053	15.57
Building Products
Jacuzzi Brands LLC (4)(7)(8)	L + 6.50%	8.90%	2/25/2025	72,922	71,548	72,193	7.49
Latham Pool Products, Inc. (4)	L + 6.00%	8.38%	6/13/2025	54,258	52,324	53,444	5.55
Lindstrom, LLC (4)(8)	L + 6.25%	8.85%	4/7/2025	116,125	113,895	113,803	11.81
				243,305	237,767	239,440	24.85
Chemicals
Alchemy US Holdco 1, LLC (4)	L + 5.50%	7.91%	10/10/2025	3,950	3,941	3,930	0.41
Polymer Additives, Inc. (4)	L + 6.00%	8.40%	7/31/2025	29,903	28,482	28,781	2.99
VDM Buyer, Inc. (4)(9)	L + 6.75%	9.34%	4/22/2025	27,744	26,918	27,189	2.82
VDM Buyer, Inc. (4)(7)	L + 6.75%	9.35%	4/22/2025	64,050	62,810	62,769	6.51
				125,647	122,151	122,669	12.73
Commercial Services & Supplies
Research Now Group, LLC	L + 5.50%	8.08%	12/20/2024	34,823	34,333	34,780	3.61
Construction & Engineering
IEA Energy Services LLC	L + 6.25%	8.58%	9/25/2024	15,912	15,333	14,938	1.55
Therma LLC (4)(5)	L + 6.50%	9.08%	3/29/2025	80,000	78,469	78,400	8.14
				95,912	93,802	93,338	9.69
Distributors
Tailwind Colony Holding Corporation (4)(7)	L + 7.50%	9.83%	11/13/2024	29,285	28,928	28,992	3.01
Fastlane Parent Company, Inc.	L + 4.50%	6.83%	2/4/2026	34,913	34,251	34,476	3.58
PSS Industrial Group Corp.	L + 6.00%	8.20%	4/10/2025	59,595	55,291	58,925	6.11
Unified Door and Hardware Group, LLC (4)(7)	L + 6.25%	8.58%	6/30/2025	39,244	38,460	38,459	3.99
				163,037	156,930	160,852	16.69
Diversified Consumer Services
American Residential Services, LLC	L + 4.00%	6.40%	6/30/2022	844	841	835	0.09
Weight Watchers International, Inc. (6)	L + 4.75%	7.35%	11/29/2024	3,367	3,340	3,316	0.34
				4,211	4,181	4,151	0.43
Electronic Equipment, Instruments & Components				.
Convergeone Holdings, Inc.	L + 5.00%	7.40%	1/4/2026	14,840	14,272	14,154	1.47
Energy Equipment & Services
Tetra Technologies, Inc. (4)(6)(7)	L + 6.25%	8.65%	9/10/2025	24,055	23,888	23,453	2.43
Health Care Equipment & Supplies
Lifescan Global Corporation	L + 6.00%	8.66%	10/1/2024	39,972	38,447	38,273	3.97
Surgical Specialties Corp (US) Inc. (6)	L + 5.00%	7.55%	5/7/2025	33,500	32,186	33,333	3.46
				73,472	70,633	71,606	7.43
Health Care Providers & Services
Epoch Acquisition, Inc. (4)(7)	L + 6.75%	9.16%	10/4/2024	25,256	24,950	25,256	2.62
The GI Alliance Management, LLC (4)(7)	L + 6.25%	8.45%	11/2/2024	37,249	36,592	36,616	3.80
Odyssey Holding Company, LLC (4)	L + 5.75%	8.15%	11/16/2025	13,628	13,471	13,492	1.40
Prospect Medical Holdings, Inc.	L + 5.50%	7.94%	2/22/2024	1,985	1,973	1,879	0.19
				78,118	76,986	77,243	8.02
Health Care Technology
Precyse Acquisition Corporation	L + 4.50%	6.90%	10/20/2022	2,977	2,951	2,824	0.29
Hotels, Restaurants & Leisure
Hotel Acquisition Company LLC (4)(8)	L + 6.00%	8.40%	12/9/2024	92,535	91,318	92,072	9.55
United PF Holdings, LLC (7)	L + 4.50%	6.90%	6/10/2026	9,538	9,413	9,565	0.99
				102,073	100,731	101,637	10.54
Industrial Conglomerates
Tailwind Smith Cooper Intermediate Corporation	L + 5.00%	7.33%	5/28/2026	35,000	34,135	34,366	3.57
IT Services
Tierpoint, LLC	L + 3.75%	6.15%	5/6/2024	7,434	7,047	6,923	0.72
Travelport Worldwide Ltd. (6)	L + 5.00%	7.54%	5/29/2026	55,000	53,909	51,888	5.38
				62,434	60,956	58,811	6.10

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments June 30, 2019 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Media
Champ Acquisition Corporation	L + 5.50%	7.83%	12/21/2025	11,858	11,415	11,740	1.22
DiscoverOrg, LLC	L + 4.50%	6.90%	2/2/2026	29,093	28,819	29,021	3.01
Radiate Holdco LLC (5)	L + 3.50%	5.90%	2/1/2024	5,000	4,925	4,955	0.51
				45,951	45,159	45,716	4.74
Professional Services
APFS Staffing Holdings, Inc.	L + 5.00%	7.39%	4/15/2026	22,726	22,285	22,514	2.34
Minotaur Acquisition, Inc.	L + 5.00%	7.40%	2/26/2026	18,032	17,684	17,776	1.84
GI Revelation Acquisition LLC	L + 5.00%	7.40%	4/16/2026	9,217	9,094	9,148	0.95
				49,975	49,063	49,438	5.13
Software
LD Intermediate Holdings, Inc.	L + 5.88%	8.47%	12/9/2022	2,902	2,721	2,887	0.30
Specialty Retail
Bass Pro Group, LLC	L + 5.00%	7.40%	9/25/2024	5,380	5,328	5,150	0.53
Customink, LLC (4)(8)	L + 6.00%	8.44%	5/3/2026	113,125	110,836	110,782	11.50
Spencer Spirit Holdings, Inc.	L + 6.00%	8.39%	6/12/2026	50,000	47,004	49,021	5.09
				168,505	163,168	164,953	17.12
Trading Companies & Distributors
The Cook & Boardman Group, LLC	L + 5.75%	8.37%	10/17/2025	6,840	6,780	6,806	0.71
Transportation Infrastructure
Spireon, Inc. (4)(7)	L + 6.50%	8.88%	10/4/2024	22,761	22,503	22,761	2.36
Total First Lien Debt				$1,508,821	$1,471,006	$1,481,938	153.77%
Second Lien Debt
Commercial Services & Supplies
TKC Holdings, Inc.	L + 8.00%	10.41%	2/1/2024	$1,000	$996	$987	0.10%
Hotels, Restaurants & Leisure
United PF Holdings, LLC (4)	L + 8.50%	10.90%	6/10/2027	14,190	13,481	14,083	1.46
IT Services
WEB.COM Group, Inc.	L + 7.75%	10.16%	10/9/2026	1,464	1,453	1,442	0.15
Media
DiscoverOrg, LLC	L + 8.50%	10.90%	2/1/2027	11,250	11,089	11,151	1.16
Software
Imperva, Inc.	L + 7.75%	10.16%	1/11/2027	1,500	1,505	1,481	0.15
Rocket Software, Inc.	L + 8.25%	10.65%	11/27/2027	3,500	3,367	3,377	0.35
				5,000	4,872	4,858	0.50
Total Second Lien Debt				$32,904	$31,891	$32,521	3.37%
Equity Investments
Customink, LLC - Series A Preferred Units (4)				384,520	$5,200	$5,200	0.54%
Total Equity Investments					$5,200	$5,200	0.54%
Total Investment Portfolio					$1,508,097	$1,519,659	157.69%
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund					$22,561	$22,561	2.34%
Other Cash and Cash Equivalents					18,212	18,212	1.89
Total Cash and Cash Equivalents					$40,773	$40,773	4.23%
Total Portfolio Investments, Cash and Cash Equivalents					$1,548,870	$1,560,432	161.92%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2019, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2019, the Company is not an “affiliated person” of any of its portfolio companies.

(2)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2019. As of June 30, 2019, the reference rates for our variable rate loans were the 30-day L at 2.40%, the 90-day L at 2.32% and the 180-day L at 2.20% and P at 5.50%. Variable rate loans typically include an interest rate floor feature, which is generally 1.00%.

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments June 30, 2019 (in thousands) (Unaudited)

(3)	The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.

(4)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Trustees (see Note 2 and Note 5), pursuant to the Company’s valuation policy.

(5)
Each of the Company’s investments is pledged as collateral, other than the investments in Therma, LLC and Radiate Holdco LLC, under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

(6)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2019, non-qualifying assets represented 19.1% of total assets as calculated in accordance with regulatory requirements.

(7)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:

Investments—non-controlled/non-affiliated (1)(5)	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Epoch Acquisition, Inc.	Delayed Draw Term Loan	10/4/2024	$4,688	$—
Jacuzzi Brands LLC	Delayed Draw Term Loan	2/25/2025	12,645	—
R1 Holdings, LLC	Delayed Draw Term Loan	1/2/2026	15,782	—
Spireon, Inc.	Delayed Draw Term Loan	10/5/2024	6,375	—
Tailwind Colony Holding Corporation	Delayed Draw Term Loan	10/31/2024	2,943	—
Tetra Technologies, Inc.	Delayed Draw Term Loan	9/10/2025	5,945	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	11/2/2024	26,053	(260)
Unified Door and Hardware Group, LLC	Delayed Draw Term Loan	6/30/2025	15,094	—
United PF Holdings, LLC	Delayed Draw Term Loan	6/10/2026	1,305	3
VDM Buyer, Inc.	Delayed Draw Term Loan	4/22/2025	18,000	—
Total First Lien Debt Unfunded Commitments			108,830	(257)
Forward purchase obligation (Note 7)			86,694	(154)
Total Unfunded Commitments			$195,524	$(411)

(8)	This investment was held by both the Company and the Middle Market Warehouse as of June 30, 2019. Refer to Note 7.

(9)	This investment is denominated in Euros and had an outstanding principal amount of €24,389.

The accompanying notes are an integral part of these consolidated financial statements

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments December 31, 2018 (in thousands)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace and Defense
StandardAero Aviation Holdings, Inc.	L + 3.75%	6.27%	7/7/2022	$6,977	$6,924	$6,913	2.92%
Building Products
American Bath Group, LLC (4)	L + 4.25%	7.05%	9/30/2023	4,987	4,888	4,838	2.05
Latham Pool Products, Inc. (4)	L + 6.00%	8.80%	6/13/2025	44,618	42,833	43,502	18.40
Ply Gem Midco, Inc.	L + 3.75%	6.18%	4/12/2025	3,491	3,366	3,194	1.35
				53,096	51,087	51,534	21.80
Capital Markets
Advisor Group, Inc.	L + 3.75%	6.27%	8/15/2025	998	994	983	0.42
Victory Capital Holdings, Inc. (4)(6)	L + 2.75%	5.55%	2/12/2025	1,500	1,496	1,487	0.63
				2,498	2,490	2,470	1.05
Chemicals
Alchemy US Holdco 1, LLC (4)(6)	L + 5.50%	8.17%	10/10/2025	4,000	3,990	3,990	1.69
Polymer Additives, Inc. (4)	L + 6.00%	8.52%	7/31/2025	15,053	14,530	13,924	5.89
				19,053	18,520	17,914	7.58
Commercial Services & Supplies
Allied Universal Holdco LLC	L + 3.75%	6.14%	7/28/2022	2,992	2,850	2,847	1.20
Allied Universal Holdco LLC	L + 4.25%	6.77%	7/28/2022	7,000	6,798	6,703	2.84
LegalZoom, Inc. (4)	L + 4.50%	7.00%	11/20/2024	4,500	4,472	4,433	1.88
Revspring, Inc. (4)	L + 4.25%	7.05%	10/11/2025	3,000	2,993	2,993	1.27
TKC Holdings, Inc.	L + 3.75%	6.28%	2/1/2023	4,987	4,851	4,760	2.01
				22,479	21,964	21,736	9.20
Construction & Engineering
IEA Energy Services LLC (4)	L + 6.25%	9.05%	9/25/2024	12,000	11,559	11,610	4.91
Containers & Packaging
Trident TPI Holdings, Inc.	L + 3.25%	5.77%	10/17/2024	1,990	1,961	1,878	0.79
Distributors
Tailwind Colony Holding Corporation (4)(7)	L + 7.50%	10.28%	11/13/2024	25,835	25,514	25,318	10.71
Diversified Consumer Services
American Residential Services, LLC	L + 4.00%	6.52%	6/30/2022	1,990	1,981	1,950	0.83
Prime Security Services Borrower, LLC	L + 2.75%	5.27%	5/2/2022	1,492	1,458	1,427	0.60
Weight Watchers International, Inc. (6)	L + 4.75%	7.56%	11/29/2024	7,500	7,466	7,434	3.14
				10,982	10,905	10,811	4.57
Diversified Financial Services
PI US MergerCo, Inc. (6)	L + 3.50%	6.02%	12/20/2024	1,990	1,948	1,934	0.82
York Risk Services Holding Corp	L + 3.75%	6.27%	10/1/2021	5,984	5,703	5,612	2.37
				7,974	7,651	7,546	3.19
Diversified Telecommunication Services				.
Securus Technologies Holdings, Inc.	L + 4.50%	7.02%	11/1/2024	4,987	4,825	4,813	2.04
Energy Equipment & Services
Tetra Technologies, Inc. (4)(6)(7)	L + 6.25%	8.72%	9/10/2025	21,818	21,685	21,600	9.14
Health Care Equipment & Supplies
Lifescan Global Corporation	L + 6.00%	8.40%	10/1/2024	41,974	40,223	39,770	16.83
Health Care Providers & Services
AMGH Holding Corp	L + 3.25%	5.68%	4/28/2022	6,982	6,606	6,548	2.77
AMGH Holding Corp	L + 4.25%	6.75%	3/14/2025	6,226	5,904	5,817	2.46
Envision Healthcare Corporation	L + 3.75%	6.27%	10/10/2025	4,000	3,760	3,739	1.58
Epoch Acquisition, Inc. (4)(7)	L + 6.75%	9.13%	10/4/2024	22,500	22,221	22,050	9.33
The GI Alliance Management, LLC (4)(7)	L + 6.25%	8.81%	11/2/2024	37,436	36,711	36,427	15.41
Onex TSG Intermediate Corp. (6)	L + 4.00%	6.52%	7/31/2022	1,000	994	963	0.41
Odyssey Holding Company, LLC (4)	L + 5.75%	8.21%	11/16/2025	13,628	13,459	13,356	5.65
Prospect Medical Holdings, Inc.	L + 5.50%	7.94%	2/22/2024	1,995	1,983	1,976	0.84
Regionalcare Hospital Partners Holding, Inc.	L + 4.50%	7.13%	11/16/2025	5,040	4,845	4,796	2.03
U.S Renal Care, Inc.	L + 4.25%	7.05%	12/30/2022	2,420	2,331	2,311	0.98
				101,227	98,814	97,983	41.46
Health Care Technology
Precyse Acquisition Corporation	L + 4.50%	7.02%	10/20/2022	2,992	2,963	2,869	1.21
Hotels, Restaurants & Leisure
Casablanca US Holdings Inc.(4)(6)	L + 4.00%	6.53%	3/29/2024	995	958	945	0.40
Hotel Acquisition Company LLC (4)(8)	L + 6.00%	8.52%	12/9/2024	93,000	91,665	91,650	38.77
				93,995	92,623	92,595	39.17
Insurance
Achilles Acquisition LLC	L + 4.00%	6.56%	10/8/2025	1,000	994	988	0.42

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments (continued) December 31, 2018 (in thousands)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
IT Services
Tierpoint, LLC	L + 3.75%	6.27%	5/6/2024	8,972	8,470	8,411	3.56
WEB.COM Group Inc.	L + 3.75%	6.17%	10/10/2025	4,000	3,934	3,860	1.63
				12,972	12,404	12,271	5.19
Machinery
Apex Tool Group LLC	L + 3.75%	6.25%	2/1/2022	4,968	4,819	4,802	2.03
Media
Champ Acquisition Corporation	L + 5.50%	8.13%	12/12/2025	14,925	14,328	14,562	6.16
Entravision Communications Corporation (4)(6)	L + 2.75%	5.27%	11/29/2024	1,241	1,218	1,160	0.49
				16,166	15,546	15,722	6.65
Oil, Gas & Consumable Fuels
Traverse Midstream Partners LLC	L + 4.00%	6.60%	9/27/2024	1,995	1,980	1,920	0.81
Professional Services
GI Revelation Acquisition LLC	L + 5.00%	7.52%	4/16/2025	7,264	7,165	7,164	3.03
Real Estate Management & Development
Forest City Enterprises, L.P.	L + 4.00%	6.38%	12/7/2025	5,000	4,991	4,896	2.07
Software
Banff Merger Sub Inc.	L + 4.25%	7.05%	10/2/2025	1,500	1,477	1,451	0.61
Brave Parent Holdings, Inc.	L + 4.00%	6.52%	4/18/2025	4,988	4,952	4,838	2.05
Imperva, Inc. (4)	L + 4.00%	6.52%	11/7/2025	4,000	3,975	3,945	1.67
Ivanti Software, Inc.	L + 4.25%	6.76%	1/20/2024	4,984	4,917	4,860	2.06
LD Intermediate Holdings, Inc.	L + 5.88%	8.49%	12/9/2022	2,980	2,767	2,705	1.14
Quest Software US Holdings Inc. (6)	L + 4.25%	6.78%	5/18/2025	4,500	4,471	4,365	1.85
Rocket Software, Inc.	L + 4.25%	6.77%	11/28/2025	6,000	5,952	5,898	2.50
Vero Parent, Inc.	L + 4.50%	7.02%	8/16/2024	2,494	2,496	2,471	1.05
				31,446	31,007	30,533	12.93
Specialty Retail
Bass Pro Group, LLC	L + 5.00%	7.52%	9/25/2024	5,407	5,350	5,197	2.20
EG Group Limited (6)	L + 4.00%	6.81%	2/7/2025	3,985	3,914	3,850	1.63
				9,392	9,264	9,047	3.83
Trading Companies & Distributors
DiversiTech Holdings, Inc.	L + 3.00%	5.80%	6/3/2024	995	965	946	0.40
The Hillman Group Inc.	L + 4.00%	6.80%	5/31/2025	997	963	950	0.40
LBM Borrower, LLC	L + 3.75%	6.25%	8/19/2022	8,000	7,505	7,490	3.17
The Cook & Boardman Group, LLC (4)	L + 5.75%	8.54%	10/17/2025	2,500	2,494	2,481	1.05
				12,492	11,927	11,867	5.02
Transportation Infrastructure
Spireon, Inc. (4)(7)	L + 6.50%	9.00%	10/4/2024	22,875	22,591	22,418	9.48
Total First Lien Debt				$555,449	$542,395	$538,983	228.03%
Second Lien Debt
Commercial Services & Supplies
TKC Holdings, Inc.	L + 8.00%	10.53%	2/1/2024	$1,000	$997	$987	0.42%
IT Services
WEB.COM Group, Inc.	L + 7.75%	10.17%	10/9/2026	1,881	1,867	1,867	0.79
Software
Imperva, Inc.	L + 7.75%	10.27%	1/11/2027	1,500	1,506	1,500	0.63
Rocket Software, Inc.	L + 8.25%	10.77%	11/27/2027	2,000	1,988	1,988	0.84
				3,500	3,494	3,488	1.47
Total Second Lien Debt				6,381	6,358	6,342	2.68%
Total Investment Portfolio				$561,830	$548,753	$545,325	230.71%
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund					$2,000	$2,000	0.85%
Other Cash and Cash Equivalents					4,228	4,228	1.79
Total Cash and Cash Equivalents					$6,228	$6,228	2.64%
Total Portfolio Investments, Cash and Cash Equivalents					$554,981	$551,553	233.35%

(1)
Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. Under 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2018, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments (continued) December 31, 2018 (in thousands)

owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2018, the Company is not an “affiliated person” of any of its portfolio companies.

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

(4)
These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Trustees (see Note 2 and Note 5), pursuant to the Company’s valuation policy.

(5)
Each of the Company’s investments is pledged as collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

(6)
The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2018, non-qualifying assets represented 11.3% of total assets as calculated in accordance with regulatory requirements.

(7)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:

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
(Unaudited)
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
The Company is externally managed by GSO Asset Management LLC (the “Adviser”), a subsidiary of GSO Capital Partners LP.  GSO Capital Partners LP (the “Administrator” and, collectively with its affiliates in the credit-focused business of The Blackstone Group Inc., “GSO,” which, for the avoidance of doubt, excludes Harvest Fund Advisors LLC and Blackstone Insurance Solutions) provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the “Administration Agreement”).  GSO is part of the credit-focused platform of The Blackstone Group Inc. (“Blackstone”) and is the primary part of its credit reporting segment.
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
On October 31, 2018, the Company completed its initial closing of capital commitments and commenced its loan origination and investment activities on November 20, 2018, the date of receipt of the initial drawdown from investors in the Private Offering (the "Initial Drawdown Date").
On October 19, 2018, the Company formed BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”) and BGSL Breckenridge Funding LLC (“Breckenridge Funding”). On April 18, 2019, the Company formed BGSL Investments LLC (collectively with Jackson Hole Funding and Breckenridge Funding the "SPVs"). The SPVs are wholly-owned subsidiaries of the Company and Delaware limited liability companies. These SPVs are consolidated in these consolidated financial statements commencing from each SPVs date of commencement of operations.
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly,

certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2019. All intercompany balances and transactions have been eliminated.
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
The Company is required to report its investments for which current market values are not readily available at fair value. The Company values its investments in accordance with FASB ASC 820, Fair Value Measurements (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs.  Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See “– Note 5. Fair Value Measurements.”
Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. These market quotations are obtained from independent pricing services, if available; otherwise from at least two principal market makers or primary market dealers.  To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.  Examples of events that would cause market quotations to not reflect fair value could include cases when a security trades infrequently or not at all, causing a quoted purchase or sale price to become stale, or in the event of a “fire sale” by a distressed seller.  All price overrides require approval from the Company’s Board of Trustees (the “Board”).
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
The Company’s Board undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company’s investments for which market quotations are not readily available, or are available but deemed not reflective of the fair value of an investment, which includes, among other procedures, the following:

•
The valuation process begins with each investment being preliminarily valued by the Adviser’s valuation team in conjunction with the Adviser’s investment professionals responsible for each portfolio investment;

•
In addition, independent valuation firms engaged by the Board prepare valuations of all the Company’s investments over a de minimis threshold.  The independent valuation firms provide a final range of values on such investments to the Board and the Adviser.  The independent valuation firms also provide analyses to support their valuation methodology and calculations;

•
The Adviser's Valuation Committee reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;

•	The Valuation Committee makes valuation recommendations to the Audit Committee;

•
The Audit Committee reviews the valuation recommendations made by the Valuation Committee, including the independent valuation firms' valuations, and once approved, recommends them for approval by the Board; and

•
The Board reviews the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Audit Committee, the Valuation Committee and, where applicable, the independent valuation firms.

As part of the valuation process, the Board takes into account relevant factors in determining the fair value of its investments, many of which are loans, including and in combination, as relevant, of: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Board considers whether the pricing indicated by the external event corroborates its valuation. See “—Note 5. Fair Value Measurements.”
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
Foreign Currency Transactions

Amounts denominated in foreign currencies are translated into U.S. dollars on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations in translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations, if any. Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

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
PIK Income
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions.  PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity.  Such income is included in interest income in the Consolidated Statements of Operations.  If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status.  When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income.  To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.
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
Non-Accrual Income
Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full.  Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status.  Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2019 and December 31, 2018, no loans in the portfolio were on non-accrual status.
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
The Company’s initial organization costs of $0.7 million were expensed as incurred during the year ended December 31, 2018. For the three and six months ended June 30, 2019, the Company accrued offering costs of $0.2 million and $0.4 million, respectively.
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
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (iii) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.
Distributions
To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its shareholders.  Distributions to shareholders are recorded on the record date.  All distributions will be paid at the discretion of the Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.
The Company has adopted a dividend reinvestment plan ("DRIP"), pursuant to which it will reinvest all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board and the Company declares, a cash dividend or other distribution, then the Company’s shareholders who have not opted out of its dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution.  Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.  A participating shareholder will receive an amount of shares equal to the amount of the distribution on that participant’s shares divided by the most recent quarter-end net asset value (“NAV”) per share that is available on the date such distribution was paid (unless the Board determines to use the NAV per share as of another time). Shareholders who receive distributions in the form of shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, since their cash distributions will be reinvested, those shareholders will not receive cash with which to pay any applicable taxes.  The Company intends to use newly issued shares to implement the plan.  Shares issued under the dividend reinvestment plan will not reduce outstanding Capital Commitments.
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
Base Management Fee
The management fee is payable quarterly in arrears at an annual rate of (i) prior to a quotation or listing of the Company’s securities on a national securities exchange (including through an initial public offering) or a sale of all or substantially all of its assets to, or a merger or other liquidity transaction with, an entity in which the Company’s shareholders receive shares of a publicly-traded company which continues to be managed by the Adviser or an affiliate thereof (“Exchange Listing”), 0.75%, and (ii) following an Exchange Listing, 1.0%, in each case of the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. For purposes of the Investment Advisory Agreement, gross assets means the Company’s total assets determined on a consolidated basis in accordance with U.S. GAAP, excluding undrawn commitments but including assets purchased with borrowed amounts. For the first calendar quarter in which the Company had operations, gross assets were measured as the average of gross assets at the Initial Drawdown Date and at the end of such first calendar quarter. If an Exchange Listing occurs on a date other than the first day of a calendar quarter, the management fee will be calculated for such calendar quarter at a weighted rate calculated based on the fee rates applicable before and after the Exchange Listing based on the number of days in such calendar quarter before and after the Exchange Listing.
For the three and six months ended June 30, 2019, base management fees were $2.5 million and $4.0 million, respectively. As of June 30, 2019 and December 31, 2018, $2.5 million and $0.3 million, respectively, was payable to the Adviser relating to management fees.
Incentive Fees
The incentive fee consists of two parts. The first part, an income based incentive fee, is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income as defined in the Investment Advisory Agreement.  Pre-incentive fee net investment income means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediate preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee.  Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities)), accrued income that the Company has not yet received in cash.  Pre-incentive fee net investment income excludes any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The Company excludes the impact of expense support payments and recoupments from pre-incentive fee net investment income.
The Company pays its Adviser an income based incentive fee with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows:

•
No income based incentive fee if the Company’s pre-incentive fee net investment income, expressed as a return on the value of our net assets at the end of the immediately preceding calendar quarter, does not exceed the hurdle rate of 1.5%;

•
100% of the Company’s pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 1.76% (7.06% annualized) prior to an Exchange Listing, or 1.82% (7.27% annualized) following an Exchange Listing, of the value of the Company’s net assets.  This “catch-up” portion is meant to provide the Adviser with approximately 15% prior to an Exchange Listing, or 17.5% following an Exchange Listing, of the Company’s pre-incentive fee net investment income as if a hurdle rate did not apply if the “catch up” is achieved; and

•
15% prior to an Exchange Listing, or 17.5% following an Exchange Listing, of the Company’s pre-incentive fee net investment income, if any, that exceeds the rate of return of 1.76% (7.06% annualized) prior to an Exchange Listing, or 1.82% (7.27% annualized) following an Exchange Listing.

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

For the three and six months ended June 30, 2019, the Company accrued income based incentive fees of $2.6 million and $3.8 million, respectively, of which $2.6 million was unpaid as of June 30, 2019. For the three and six months ended June 30, 2019, the Company accrued capital gains incentive fees of $1.6 million and $2.1 million, respectively, of which $2.1 million was not yet payable as of June 30, 2019. As of December 31, 2018, there was no income based or capital gains incentive fees payable to the Adviser.
Administration Agreement
On October 1, 2018, the Company entered into an Administration Agreement with GSO.  Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the United States Securities and Exchange Commission (“SEC”), preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Administrator may also offer to provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The initial term of the agreement is two years from October 1, 2018 and, unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is approved at least annually by (i) the vote of the Board or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s independent trustees.
For providing these services, the Company will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, information technology, operations and other non-investment professionals of the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator has elected to forego any reimbursement for rent and other occupancy costs from the commencement of operations through June 30, 2019.
For the three and six months ended June 30, 2019, the Company incurred $0.4 million and $0.8 million, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statements of Operations. As of June 30, 2019 and December 31, 2018, $1.2 million and $0.4 million, respectively, was unpaid and included in due to affiliate in the Consolidated Statements of Assets and Liabilities.
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
For the three and six months ended June 30, 2019, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $0.2 million and $0.4 million, respectively, which were recorded in other general and administrative expenses in the Company’s Consolidated Statements of Operations.
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
No Reimbursement Payment for any calendar quarter shall be made if the annualized rate of regular cash distributions declared by the Company on record dates in the applicable calendar quarter of such Reimbursement Payment is less than the annualized rate of regular cash distributions declared by the Company on record dates in the calendar quarter in which the Expense Payment was committed to which such Reimbursement Payment relates. The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar quarter. The Company may or may not be obligated to reimburse remaining expense support in the future.

The following table presents a summary of Expense Payments and Reimbursement Payments since the Company's commencement of operations:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
December 31, 2018	$1,696	$(200)	$1,496
March 31, 2019	570	—	570
	$2,266	$(200)	$2,066

For the three months ended June 30, 2019, the Company made $0.2 million of Reimbursement Payments related to Expense Payments by the Adviser in previous periods. For the six months ended June 30, 2019, the Adviser made Expense Payments of $0.6 million, partially offset with $0.2 million of Reimbursement Payments to the Adviser. The Adviser has elected to forgo its right to receive any Reimbursement Payment related to Excess Operating Funds greater than $0.2 million for the three months ended June 30, 2019.
Note 4. Investments
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,471,006	$1,481,938	97.52%	$542,395	$538,983	98.84%
Second lien debt	31,891	32,521	2.14	6,358	6,342	1.16
Equity investments	5,200	5,200	0.34	—	—	—
Total	$1,508,097	$1,519,659	100.00%	$548,753	$545,325	100.00%

The industry composition of investments at fair value as of June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019	December 31, 2018
Aerospace & Defense	—%	1.27%
Air Freight & Logistics	9.87	—
Building Products	15.76	9.46
Capital Markets	—	0.45
Chemicals	8.07	3.29
Commercial Services & Supplies	2.35	4.17
Construction & Engineering	6.14	2.13
Containers & Packaging	—	0.34
Distributors	10.59	4.64
Diversified Consumer Services	0.27	1.98
Diversified Financial Services	—	1.38
Diversified Telecommunication Services	—	0.88
Electronic Equipment, Instruments & Components	0.93	—
Energy Equipment & Services	1.54	3.96
Health Care Equipment & Supplies	4.71	7.29
Health Care Providers & Services	5.08	17.97
Health Care Technology	0.19	0.53
Hotels, Restaurants & Leisure	7.62	16.98
Industrial Conglomerates	2.26	—
Insurance	—	0.18
IT Services	3.97	2.59
Machinery	—	0.88
Media	3.74	2.88
Oil, Gas & Consumable Fuels	—	0.35
Professional Services	3.25	1.31
Real Estate Management & Development	—	0.90
Software	0.51	6.24
Specialty Retail	11.20	1.66
Trading Companies & Distributors	0.45	2.18
Transportation Infrastructure	1.50	4.11
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value as of June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,308,437	$1,319,193	86.81%	136.89%
Canada	113,564	115,245	7.58	11.96
Luxembourg	86,096	85,221	5.61	8.84
Total	$1,508,097	$1,519,659	100.00%	157.69%

	December 31, 2018
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$542,891	$539,541	98.94%	228.26%
United Kingdom	5,862	5,784	1.06	2.45
Total	$548,753	$545,325	100.00%	230.71%

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
The following table presents the fair value hierarchy of financial instruments as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$614,739	$867,199	$1,481,938
Second lien debt	—	18,438	14,083	32,521
Equity investments	—	—	5,200	5,200
Total Investments	—	633,177	886,482	1,519,659
Forward purchase obligation	—	—	(154)	(154)
Total	$—	$633,177	$886,328	$1,519,505

	December 31, 2018
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$210,858	$328,125	$538,983
Second lien debt	—	6,342	—	6,342
Total Investments	—	217,200	328,125	545,325
Forward purchase obligation	—	—	(222)	(222)
Total	$—	$217,200	$327,903	$545,103

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments	Forward Purchase Obligation
Fair value, beginning of period	$527,685	$12,818	$—	$540,503	$(104)
Purchases of investments	391,759	13,479	5,200	410,438	—
Proceeds from principal repayments and sales of investments	(46,281)	—	—	(46,281)	—
Accretion of discount/amortization of premium	725	1	—	726	—
Net change in unrealized appreciation (depreciation)	2,157	602	—	2,759	(50)
Transfers into Level 3 (1)	43,452	—	—	43,452	—
Transfers out of Level 3 (1)	(52,298)	(12,817)	—	(65,115)	—
Fair value, end of period	$867,199	$14,083	$5,200	$886,482	$(154)
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2019 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$2,340	$602	$—	$2,942	$(50)

	Six Months Ended June 30, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments	Forward Purchase Obligation
Fair value, beginning of period	$328,125	$—	$—	$328,125	$(222)
Purchases of investments	613,081	24,561	5,200	642,842	—
Proceeds from principal repayments and sales of investments	(58,532)	—	—	(58,532)	—
Accretion of discount/amortization of premium	1,067	4	—	1,071	—
Net change in unrealized appreciation (depreciation)	4,722	796	—	5,518	68
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	(21,264)	(11,278)	—	(32,542)	—
Fair value, end of period	$867,199	$14,083	$5,200	$886,482	$(154)
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2019 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$4,527	$602	$—	$5,129	$68

(1)	For the three and six months ended June 30, 2019, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments as of June 30, 2019 and December 31, 2018. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2019
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$781,044	Yield analysis	Discount rate	7.72%	9.47%	8.43%
	86,155	Market quotations	Broker quotes	96.25	99.50	97.79
	867,199
Investments in second lien debt	14,083	Market quotations	Broker quotes	99.25	99.25	99.25
Investments in equity	5,200	Performance multiple	Comparable multiple	14.59x	14.59x	14.59x
Forward purchase obligation (1)	(154)	Yield analysis	Discount rate	7.88%	8.50%	8.16%
Total	$886,328

	December 31, 2018
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$232,818	Yield analysis	Discount rate	8.84%	9.90%	9.34%
	95,307	Market quotations	Broker quotes	92.50	99.75	96.91
	328,125
Forward purchase obligation (1)	(222)	Yield analysis	Discount rate	9.13%	9.13%	9.13%
Total	$327,903

(1)
The forward purchase obligation is valued as the excess of the (a) agreed upon purchase price under the Forward Purchase Agreement over the (b) fair value of the underlying investments, which is calculated in the same manner as the Company’s debt investments. Refer to Note 7 for additional information.

The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. The significant unobservable input used for market quotations are the quoted prices from independent pricing services.  Significant increases in discount rates would result in a significantly lower fair value measurement. Significant decreases in quoted prices would result in a significantly lower fair value measurement.
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
Note 6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2019 and December 31, 2018, the Company’s asset coverage was 248.0% and 227.8%, respectively.
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
As of June 30, 2019, the Company was in compliance with all covenants and other requirements of the Subscription Facility.
JPM SPV Facility
On November 16, 2018, Jackson Hole Funding LLC (“Jackson Hole Funding”), the Company’s wholly-owned subsidiary that holds primarily originated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended on February 6, 2019 and as further amended from time to time, the “JPM SPV Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent, Citibank, N.A., serves as collateral agent and securities intermediary, Virtus Group, LP serves as collateral administrator and the Company serves as portfolio manager under the JPM SPV Facility.
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
As of June 30, 2019, the Company was in compliance with all covenants and other requirements of the JPM SPV Facility.
BNP SPV Facility
On December 21, 2018, Breckenridge Funding LLC (“Breckenridge Funding”), the Company’s wholly-owned subsidiary that holds primarily syndicated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended on June 11, 2019 and as further amended from time to time, the “BNP SPV Facility”) with BNP Paribas (“BNP”). BNP serves as administrative agent, Wells Fargo Bank, National Association serves as collateral agent and the Company serves as servicer under the BNP SPV Facility.
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
The initial maximum commitment amount of the BNP SPV Facility was $400 million. Effective June 11, 2019, the maximum commitment amount of the BNP SPV Facility was increased to $575 million. Proceeds from borrowings under the BNP SPV Facility may be used to fund portfolio investments by Breckenridge Funding and to make advances under delayed draw and revolving loans where Breckenridge Funding is a lender. The period during which Breckenridge Funding may make borrowings under the BNP SPV Facility expires on December 21, 2021 (or such later date as may be agreed by Breckenridge Funding, BNP, as administrative agent, and the lenders under the BNP SPV Facility) and the BNP SPV Facility is scheduled to mature on December 21, 2023.
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
As of June 30, 2019, the Company was in compliance with all covenants and other requirements of the BNP SPV Facility.
At June 30, 2019 and December 31, 2018, the Company’s outstanding debt obligations were as follows:

	June 30, 2019
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility(3)	$200,000	$76	$76	$199,924	$199,520
JPM SPV Facility(4)	300,000	251,166	251,166	48,834	36,867
BNP SPV Facility	575,000	400,000	400,000	175,000	57,683
Total	$1,075,000	$651,242	$651,242	$423,758	$294,070

	December 31, 2018
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$200,000	$—	$—	$200,000	$174,032
JPM SPV Facility	300,000	120,000	120,000	180,000	22,966
BNP SPV Facility	400,000	65,000	65,000	335,000	5,183
Total	$900,000	$185,000	$185,000	$715,000	$202,181

(1)	The unused portion is the amount upon which commitment fees, if any, are based.

(2)	The amount available reflects any limitations related to each respective credit facility’s borrowing base.

(3)
Under the Subscription Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2019, the Company had borrowings denominated in Euros (EUR) of 0.07 million. As of December 31, 2018, all borrowings outstanding were in USD.

(4)
Under the JPM SPV Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2019, the Company had borrowings denominated in Euros (EUR) of 23.9 million. As of December 31, 2018, all borrowings outstanding were in USD.

As of June 30, 2019 and December 31, 2018, $2.8 million and $0.8 million, respectively, of interest expense and $0.1 million and $0.1 million, respectively, of unused commitment fees was included in interest payable. For the three and six months ended June 30, 2019, the weighted average interest rate on all borrowings outstanding was 4.53% and 4.67% (including unused fees), respectively, and the average principal debt outstanding was $651.2 million and $503.3 million, respectively.
For the three and six months ended June 30, 2019, the components of interest expense were as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Borrowing interest expense	$7,204	$11,314
Facility unused fees	168	440
Amortization of financing costs	411	701
Total interest expense	$7,783	$12,455
Cash paid for interest expense	$8,472	$9,729
Note 7. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements.  As of June 30, 2019 and December 31, 2018, the Company had delayed draw terms loans with an aggregate of $108.8 million and $54.7 million of unfunded commitments, respectively.
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
Under the Middle Market Warehouse, the Company has until the maturity date of September 10, 2019, which is one year from the commencement date of the warehouse, to purchase the assets in the warehouse.  Additionally, the obligation to purchase assets from the warehouse provider was contingent on the Company raising sufficient funds to purchase such assets.  The obligation to purchase such assets was also contingent on the assets meeting certain criteria and further the obligation to purchase such assets may be satisfied by another party (including an affiliate of the Company).
As of June 30, 2019 and December 31, 2018, there was $87.6 million and $30.0 million in aggregate principal amounts of debt investments, respectively, in the Middle Market Warehouse, all of which the Company was obligated to purchase at a future date under forward purchase agreements at a purchase price of of $86.9 million and $29.8 million, respectively.
Since the Company has a contractual obligation to acquire all qualifying assets in the Middle Market Warehouse through a forward purchase agreement, the mark-to-market gain/loss of all investments is recognized in the Company’s consolidated financial statements. The Company does not, however, have any direct interest in the underlying assets nor does it have the power to control the activities most significant to the economic performance of the Middle Market Warehouse, and therefore, such assets are not included in the Company’s consolidated financial statements. This gain/loss amount is calculated as the difference between (1) the current purchase price the Company would be obligated to pay to purchase each asset under the forward purchase agreement and (2) the current fair value as determined by the Company’s valuation policy. As of June 30, 2019 and December 31, 2018, the Company had a total unrealized loss of $0.2 million and $0.2 million, respectively, relating to this forward purchase obligation.
During the three and six months ended June 30, 2019, the Company did not purchase any debt investments from the Middle Market Warehouse.
Syndicated Warehouse
On August 21, 2018, the Company entered into a Warehousing Transaction with a third party whereby the Company agreed, subject to certain contingencies, to purchase (or for its designee to purchase) the equity interests of a warehouse vehicle from such third party at a price equal to the initial capital contribution made by the third party equity holder plus accrued but unpaid interest on the underlying assets in the warehouse vehicle remaining after the payment of all other obligations outstanding under the credit agreement of the Syndicated Warehouse vehicle other than principal on the loan made under such credit agreement. The warehouse investments for the Syndicated Warehouse vehicle were selected by an affiliate of the Adviser as the collateral manager of the Syndicated Warehouse. Neither the Adviser nor any of its affiliates received any additional compensation from the Company in connection with serving as collateral manager of the warehouse vehicle.
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
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2019, management is not aware of any pending or threatened material litigation.
Note 8. Net Assets
Capital Activity
In connection with its formation, the Company has the authority to issue an unlimited number of shares at $0.001 per share par value.
Subscriptions and Drawdowns

During the six months ended June 30, 2019, the Company entered into additional subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of June 30, 2019, the Company had received Capital Commitments totaling $2,456.6 million ($1,508.0 million remaining undrawn), of which $55.0 million ($34.0 million remaining undrawn) are from affiliated entities of the Adviser.
The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2019 (dollars in millions):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
January 24, 2019	5,666,095	$142.1
March 28, 2019	9,818,817	247.5
June 27, 2019 (1)	12,453,261	319.7
Total	27,938,173	$709.3

(1)
On June 13, 2019, the Company issued a capital call and delivered capital drawdown notices totaling $319.7 million, of which $61.0 million was received subsequent to June 30, 2019 and recorded as a subscription receivable on the Consolidated Statements of Assets and Liabilities.

Distributions and Dividend Reinvestment

The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2019:

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount	DRIP Shares Value	DRIP Shares Issued
January 22, 2019	January 23, 2019	May 15, 2019	$0.1239	$1,192	$—	—
February 28, 2019	March 27, 2019	May 15, 2019	0.3536	5,406	469	18,566
March 26, 2019	March 31, 2019	May 15, 2019	0.0225	565	50	2,039
June 26, 2019(1)	June 26, 2019	August 14, 2019	0.4780	12,010	—	—
June 26, 2019(1)	June 30, 2019	August 14, 2019	0.0220	827	—	—
Total distributions			$1.0000	$20,000	$519	20,605

(1)	The number of shares issued under the DRIP for this distribution will be determined on each respective distribution payment date.
With respect to distributions, the Company has adopted an “opt out” dividend reinvestment plan for shareholders. As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares rather than receiving cash distributions. Shareholders who receive distributions in the form of shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.

Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Net increase (decrease) in net assets resulting from operations	$23,598	$37,567
Weighted average shares outstanding (basic and diluted)	25,664,270	20,001,496
Earnings (loss) per common share (basic and diluted)	$0.92	$1.88
Note 10. Income Taxes

Taxable income during the three and six months ended June 30, 2019 differs from net increase (decrease) in net assets resulting from operations primarily due to unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until realized.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate.  For the six months ended June 30, 2019, there were no permanent differences.
The following reconciles the net increase (decrease) in net assets resulting from operations to taxable income for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Net increase (decrease) in net assets resulting from operations	$23,598	$37,567
Net unrealized (appreciation) depreciation	(9,032)	(14,703)
Taxable/Distributable Income	$14,566	$22,864
The cost and unrealized gain (loss) on the Company’s financial instruments, as calculated on a tax basis, at June 30, 2019 are as follows (amounts calculated using book-tax differences as of the most recent fiscal year ended December 31, 2018):

June 30, 2019
Gross unrealized appreciation	$15,679
Gross unrealized depreciation	(4,698)
Net unrealized appreciation (depreciation)	$10,981
Tax cost of investments at period end	$1,508,678

Note 11. Financial Highlights
The following are the financial highlights for the six months ended June 30, 2019:

Six Months Ended June 30, 2019
Per Share Data:
Net asset value, beginning of period	$24.57
Net investment income (1)	0.98
Net unrealized and realized gain (loss) (2)	1.09
Net increase (decrease) in net assets resulting from operations	2.07
Distributions declared (3)	(1.00)
Total increase (decrease) in net assets	1.07
Net asset value, end of period	$25.64
Shares outstanding, end of period	37,580,097
Total return based on NAV (4)	8.50%
Ratios:
Ratio of net expenses to average net assets (5)	9.88%
Ratio of net investment income to average net assets (5)	7.65%
Portfolio turnover rate	31.05%
Supplemental Data:
Net assets, end of period	$963,708
Total capital commitments, end of period	$2,456,574
Ratios of total contributed capital to total committed capital, end of period	38.61%
Asset coverage ratio	248.0%

(1)	The per share data was derived by using the weighted average shares outstanding during the period.

(2)	For the six months ended June 30, 2019, the amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.

(3)	The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 8).

(4)
Total return (not annualized) is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company's dividend reinvestment plan) divided by the beginning NAV per share.

(5)
Amounts are annualized except for expense support amounts relating to organizational costs.  The ratio of total operating expenses to average net assets was 10.02% on an annualized basis, excluding the effect of expense support (recoupment) which represented 0.14% of average net assets.

Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements.  There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of June 30, 2019, except as discussed below.

In July 2019, the Company received the remaining outstanding amount of $61.0 million related to the capital call issued on June 13, 2019.

On July 12, 2019, the Company purchased all investments held by the Middle Market Warehouse for total consideration of $86.9 million (including $0.2 million of accrued interest).  Such investments had an aggregate fair value of $86.6 million at June 30, 2019.

On July 15, 2019, the Company entered into Subscription Agreements with additional investors totaling $121.5 million of capital commitments in the aggregate.

On July 26, 2019, the Company issued a capital call notice to call $36.1 million of capital commitments. Proceeds from the capital call were due, and the related issuance of 1,401,367 shares occurred, on August 9, 2019.

On August 8, 2019, the Board declared a distribution of $0.2120 per share, which is payable on November 14, 2019 to shareholders of record as of August 8, 2019.

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
With respect to costs incurred in connection with the Company's organization and offering costs, if actual organization and offering costs incurred exceed 0.10% of our total Capital Commitments, the Adviser or its affiliates will bear the excess costs.  To the extent our Capital Commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on our behalf provided that the total organization and offering costs borne by us do not exceed 0.10% of total Capital Commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement.  Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in our Private Offering by a placement agent or similar party will not be considered organization or offering expenses of the Company for purposes of our cap on organization and offering expenses.
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
Portfolio and Investment Activity
For the three months ended June 30, 2019, we acquired $780.5 million aggregate principal amount of investments (including $30.0 million of unfunded commitments), $761.1 million of which was first lien debt, $14.2 million of which was second lien debt and $5.2 million of which was equity.

As of June 30, 2019, based on fair value, our portfolio consisted of 97.52% first lien debt investments, 2.14% second lien debt investments and 0.34% equity investments. As of June 30, 2019, our weighted average total yield of debt and income producing securities at cost and fair value was 9.04% and 8.97%, respectively. As of June 30, 2019 we had investments in 47 portfolio companies with an aggregate fair value of $1,519.7 million.
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
Our investment activity for the three months ended June 30, 2019 is presented below (information presented herein is at cost unless otherwise indicated) (dollar amounts in thousands).

As of and for the three months ended June 30, 2019
Investments:
Total investments, beginning of period	$933,070
New investments purchased	734,115
Net accretion of discount on investments	1,504
Net realized gain (loss) on investments	1,486
Investments sold or repaid	(162,078)
Total investments, end of period	$1,508,097
Amount of investments funded at principal:
First lien debt investments	$734,588
Second lien debt investments	14,189
Equity investments	5,200
Total	$753,977
Proceeds from investments sold or repaid:
First lien debt investments	$(161,983)
Second lien debt investments	(95)
Equity investments	—
Total	$(162,078)
Number of portfolio companies	47
Weighted average yield on debt and income producing investments, at cost(1)	9.04%
Weighted average yield on debt and income producing investments, at fair value(1)	8.97%
Percentage of debt investments bearing a floating rate	100%
Percentage of debt investments bearing a fixed rate	0%

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

As of June 30, 2019 and December 31, 2018, our investments consisted of the following (dollar amounts in thousands):

	June 30, 2019			December 31, 2018
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,471,006	$1,481,938	97.52%	$542,395	$538,983	98.84%
Second lien debt	31,891	32,521	2.14	6,358	6,342	1.16
Equity investments	5,200	5,200	0.34	—	—	—
Total	$1,508,097	$1,519,659	100.00%	$548,753	$545,325	100.00%

Results of Operations
Comparative financial statements are not presented as we had yet to be capitalized and had neither incurred expenses nor generated revenues for the year ago period. We were initially capitalized on September 14, 2018 and commenced our operations on November 20, 2018. The following table represents the operating results for the three and six months ended June 30, 2019 (dollar amounts in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Total investment income	$29,639	44,878
Less: Net expenses	16,625	25,292
Net investment income	13,014	19,586
Net unrealized appreciation (depreciation)	9,032	14,703
Net realized gain (loss)	1,552	3,278
Net increase (decrease) in net assets resulting from operations	$23,598	$37,567
Investment Income
Investment income for the three and six months ended June 30, 2019, was as follows (dollar amounts in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Interest income	$29,069	$44,295
Fee income	570	583
Total investment income	$29,639	$44,878
For the three and six months ended June 30, 2019, total investment income was driven by our deployment of capital and increased invested balance of investments.  The size of our investment portfolio at fair value increased from $545.3 million at December 31, 2018 to $1,519.7 million at June 30, 2019. With the exception of one equity investment (which represented 0.34% of the total fair value of the portfolio), all investments were income producing senior secured debt investments.  There were no loans on non-accrual status as of June 30, 2019 and December 31, 2018.
Expenses
Expenses for the three and six months ended June 30, 2019 were as follows (dollar amounts in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Interest expense	$7,783	$12,455
Management fees	2,499	3,991
Income based incentive fee	2,612	3,755
Capital gains incentive fee	1,587	2,062
Professional fees	314	547
Board of Trustees' fees	101	224
Administrative service expenses	406	832
Other general and administrative	928	1,379
Amortization of offering costs	195	417
Total expenses	16,425	25,662
Expense support	—	(570)
Recoupment of expense support	200	200
Net expenses	$16,625	$25,292

Interest expense for the three and six months ended June 30, 2019 was driven by $651.2 million and $503.3 million, respectively, of average borrowings (at an average effective interest rate, including unused fees, of 4.53% and 4.67%, respectively) under our credit facilities related to borrowing for investments.
Management fees and income based incentive fees for the three and six months ended June 30, 2019 were driven by our deployment of capital. For the three and six months ended June 30, 2019, there was $17.4 million and $25.0 million of pre-incentive fee net investment income which resulted in income based incentive fees of $2.6 million and $3.8 million, respectively.
For the three month and six months ended June 30, 2019, we recorded a capital gains incentive fee of $1.6 million and $2.1 million based upon our cumulative net realized and unrealized gains as of June 30, 2019 in the amount of $13.8 million. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.
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
For the three months ended June 30, 2019, the Adviser recouped $0.2 million of expense support provided to us in previous periods. For the six months ended June 30, 2019, the Adviser provided expense support of $0.6 million, partially offset with $0.2 million of recoupments. The Adviser may elect to provide additional expense support to us, subject to future Reimbursement Payments pursuant to the Expense Support Agreement described above in “—Key Components of Our Results of Operations—Expenses.”
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
Net Unrealized Gain (Loss)
For the three and six months ended June 30, 2019, net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Net unrealized gain (loss) on investments	9,149	14,702
Net unrealized gain (loss) on forward purchase obligation	(50)	68
Net unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(67)	(67)
Net unrealized gain (loss)	$9,032	$14,703

For the three and six months ended June 30, 2019, the net unrealized gains on investments were primarily driven by increases in the value of our syndicated loan portfolio of $8.7 million and $11.8 million, respectively.

For the three and six months ended June 30, 2019, we had net unrealized losses on translation of assets and liabilities in foreign currency of $0.1 million, which was driven by a loss of $0.4 million on our foreign currency denominated borrowings, partially offset by a $0.3 million gain on our foreign currency denominated investments.

Net Realized Gain (Loss)

For the three and six months ended June 30, 2019, we generated net realized gains of $1.6 million and $3.3 million, respectively, resulting primarily from full or partial sales of syndicated loans.
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
As of June 30, 2019, we had three revolving credit facilities outstanding, as described in “—Borrowings” below. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2019, we had an aggregate amount of $651.2 million of senior securities outstanding and our asset coverage ratio was 248.0%. The independent members of our Board and our sole initial shareholder approved our asset coverage limit of 150% pursuant to Section 61(a)(2) of the 1940 Act effective September 25, 2018. As of such date, our initial shareholder was the only holder of our shares and it waived the right to receive repurchase offers pursuant to Section 61(a)(2)(D)(ii) of the 1940 Act. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and cash equivalents as of June 30, 2019, taken together with our $423.8 million of available capacity under our credit facilities (subject to borrowing base availability) and our $1,508.0 million of uncalled Capital Commitments is expected to be sufficient for our investing activities and to conduct our operations in the near term.
As of June 30, 2019, we had $40.8 million in cash and cash equivalents. During the six months ended June 30, 2019, cash used in operating activities was $1,072.2 million, primarily as a result of funding portfolio investments of $1,274.4 million and a decrease in payables for investments purchased of $144.6 million; partially offset by proceeds from sale of investments of $320.5 million. Cash provided by financing activities was $1,106.8 million during the period, which was primarily the result of proceeds from the issuance of shares of $648.2 million, net borrowings on our credit facilities of $465.9 million; partially offset by dividends paid in cash of $6.6 million.
Equity
The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2019 (dollar amounts in millions, unless otherwise noted):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
January 24, 2019	5,666,095	$142.1
March 28, 2019	9,818,817	247.5
June 27, 2019 (1)	12,453,261	319.7
Total	27,938,173	$709.3

(1)
On June 13, 2019, we issued a capital call and delivered capital drawdown notices totaling $319.7 million, of which $61.0 million was received subsequent to June 30, 2019 and recorded as a subscription receivable on the Consolidated Statements of Assets and Liabilities.

During the three months ended June 30, 2019, we entered into Subscription Agreements with a number of investors providing for the private placement of our shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our shares up to the amount of their respective capital commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of June 30, 2019, we had received Capital Commitments totaling $2,456.6 million ($1,508.0 million remaining undrawn), of which $55.0 million ($34.0 million remaining undrawn) are from affiliated entities of the Adviser.
Distributions and Dividend Reinvestment

The following table summarizes our distributions declared and payable for the six months ended June 30, 2019 (dollar amounts in thousands, unless otherwise noted):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount	DRIP Shares Value	DRIP Shares Issued
January 22, 2019	January 23, 2019	May 15, 2019	$0.1239	$1,192	$—	—
February 28, 2019	March 27, 2019	May 15, 2019	0.3536	5,406	469	18,566
March 26, 2019	March 31, 2019	May 15, 2019	0.0225	565	50	2,039
June 26, 2019(1)	June 26, 2019	August 14, 2019	0.4780	12,010	—	—
June 26, 2019(1)	June 30, 2019	August 14, 2019	0.0220	827	—	—
Total distributions			$1.0000	$20,000	$519	20,605

(1)	The number of shares issued under the DRIP for this distribution will be determined on each respective distribution payment date.
With respect to distributions, we have adopted an “opt out” dividend reinvestment plan for shareholders. As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares rather than receiving cash distributions. Shareholders who receive distributions in the form of shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
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
JPM SPV Facility
On November 16, 2018, Jackson Hole Funding LLC (“Jackson Hole Funding”), our wholly-owned subsidiary that holds primarily originated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended on February 6, 2019 and as further amended from time to time, the “JPM SPV Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent, Citibank, N.A., serves as collateral agent and securities intermediary, Virtus Group, LP serves as collateral administrator and we serve as portfolio manager under the JPM SPV Facility.
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
BNP SPV Facility
On December 21, 2018, Breckenridge Funding LLC (“Breckenridge Funding”), our wholly-owned subsidiary that holds primarily syndicated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended on June 11, 2019 and as further amended from time to time, the “BNP SPV Facility”) with BNP Paribas (“BNP”). BNP serves as administrative agent, Wells Fargo Bank, National Association serves as collateral agent and we serve as servicer under the BNP SPV Facility.
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
The initial maximum commitment amount of the BNP SPV Facility was $400 million. Effective June 11, 2019, the maximum commitment amount of the BNP SPV Facility was increased to $575 million. Proceeds from borrowings under the BNP SPV Facility may be used to fund portfolio investments by Breckenridge Funding and to make advances under delayed draw and revolving loans where Breckenridge Funding is a lender. The period during which Breckenridge Funding may make borrowings under the BNP SPV Facility expires on December 21, 2021 (or such later date as may be agreed by Breckenridge Funding, BNP, as administrative agent, and the lenders under the BNP SPV Facility) and the BNP SPV Facility is scheduled to mature on December 21, 2023.
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
At June 30, 2019 and December 31, 2018, our outstanding debt obligations were as follows (dollar amounts in thousands):

	June 30, 2019
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility(3)	$200,000	$76	$76	$199,924	$199,520
JPM SPV Facility(4)	300,000	251,166	251,166	48,834	36,867
BNP SPV Facility	575,000	400,000	400,000	175,000	57,683
Total	$1,075,000	$651,242	$651,242	$423,758	$294,070

	December 31, 2018
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$200,000	$—	$—	$200,000	$174,032
JPM SPV Facility	300,000	120,000	120,000	180,000	22,966
BNP SPV Facility	400,000	65,000	65,000	335,000	5,183
Total	$900,000	$185,000	$185,000	$715,000	$202,181

(1)	The unused portion is the amount upon which commitment fees, if any, are based.

(2)	The amount available reflects any limitations related to each respective credit facility’s borrowing base.

(3)
Under the Subscription Facility, we may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2019, we had borrowings denominated in Euros (EUR) of EUR 0.07 million. As of December 31, 2018, all borrowings outstanding were in USD.

(4)
Under the JPM SPV Facility, we may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2019, we had borrowings denominated in Euros (EUR) of EUR 23.9 million. As of December 31, 2018, all borrowings outstanding were in USD.

For the three and six months ended June 30, 2019, the weighted average interest rate on all borrowings outstanding was 4.53% and 4.67% (including unused fees), respectively, and the average principal debt outstanding was $651.2 million and $503.3 million, respectively
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements.  As of June 30, 2019 and December 31, 2018, we had delayed draw terms loans with an aggregate of $108.8 million and $54.7 million of unfunded commitments, respectively.
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
Under the Middle Market Warehouse, we have until the maturity date of September 10, 2019, which is one year from the commencement date of the warehouse, to purchase the assets in the warehouse.  Additionally, the obligation to purchase assets from the warehouse provider was contingent on us raising sufficient funds to purchase such assets.  The obligation to purchase such assets is also contingent on the assets meeting certain criteria and further the obligation to purchase such assets may be satisfied by another party (including an affiliate of the Company).
As of June 30, 2019 and December 31, 2018, there was $87.6 million and $30.0 million in aggregate principal amount of debt investments, respectively, in the Middle Market Warehouse, all of which we were obligated to purchase at a future date under forward purchase agreements at a purchase price of of $86.9 million and $29.8 million, respectively.
Since we have a contractual obligation to acquire all qualifying assets in the Middle Market Warehouse through a forward purchase agreement, the mark-to-market gain/loss of all investments is recognized in our consolidated financial statements. We do not, however, have any direct interest in the underlying assets nor do we have the power to control the activities most significant to the economic performance of the Middle Market Warehouse, and therefore, such assets are not included in our consolidated financial statements. This gain/loss amount is calculated as the difference between (1) the current purchase price we would be obligated to pay to purchase each asset under the forward purchase agreement and (2) the current fair value as determined by our valuation policy. As of June 30, 2019 and December 31, 2018, we had a total unrealized loss of $0.2 million and $0.2 million, respectively, relating to this forward purchase obligation.
During the three months and six months ended June 30, 2019, we did not purchase any debt investments from the Middle Market Warehouse.
Syndicated Warehouse
On August 21, 2018, we entered into a Warehousing Transaction with a third party whereby we agreed, subject to certain contingencies, to purchase (or for our designee to purchase) the equity interests of a warehouse vehicle from such third party at a price equal to the initial capital contribution made by the third party equity holder plus accrued but unpaid interest on the underlying assets in the warehouse vehicle remaining after the payment of all other obligations outstanding under the credit agreement of the Syndicated Warehouse vehicle other than principal on the loan made under such credit agreement. The warehouse investments for the Syndicated Warehouse vehicle were selected by an affiliate of the Adviser as the collateral manager of the Syndicated Warehouse. Neither the Adviser nor any of its affiliates received any additional compensation from us in connection with serving as collateral manager of the warehouse vehicle.
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
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2019, management is not aware of any pending or threatened litigation.
Contractual Obligations
A summary of our contractual payment obligations under our credit facilities and our forward purchase obligation as of June 30, 2019, is as follows (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Facility	$76	$76	$—	$—	$—
JPM SPV Facility	251,166	—	—	251,166	—
BNP SPV Facility	400,000	—	—	400,000	—
Forward purchase obligation	86,694	86,694	—	—	—
Total Contractual Obligations	$737,936	$86,770	$—	$651,166	$—

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
As of June 30, 2019, 100% of our debt investments at fair value were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2019, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$46,151	$(19,537)	$26,614
Up 200 basis points	30,767	(13,025)	17,742
Up 100 basis points	15,384	(6,512)	8,872
Down 100 basis points	(15,384)	6,512	(8,872)
Down 200 basis points	(20,306)	13,025	(7,281)
Down 300 basis points	(20,306)	14,979	(5,327)

Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended, we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
First Amendment to the Revolving Credit Agreement between BGSL Breckenridge Funding LLC, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated June 11, 2019.*

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

Blackstone / GSO Secured Lending Fund

Date:	August 12, 2019	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer

Date:	August 12, 2019	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer
Chief Financial Officer