Form 10-Q
period 2019-09-30
Blackstone / GSO Secured Lending Fund
filed 2019-11-14
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒
The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of November 12, 2019 was 53,735,678.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Blackstone / GSO Secured Lending Fund (together, with its consolidated subsidiaries, the “Company,” “we” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our future operating results;
•our business prospects and the prospects of the companies in which we may invest;
•the impact of the investments that we expect to make;
•our ability to raise sufficient capital to execute our investment strategy;
•the ability of our portfolio companies to achieve their objectives;
•our current and expected financing arrangements and investments;
•changes in the general interest rate environment;
•the adequacy of our cash resources, financing sources and working capital;
•the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with GSO Asset Management LLC (the “Adviser”) or any of its affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we may invest;
•our use of financial leverage;
•the ability of the Adviser to source suitable investments for us and to monitor and administer our investments;
•the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•our ability to qualify for and maintain our qualification as a regulated investment company and as a business development company (“BDC”);
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•the effect of changes to tax legislation and our tax position; and
•the tax status of the enterprises in which we may invest.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1A of this Form 10-Q. These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934 Act, as amended (the “1934 Act”).

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Blackstone / GSO Secured Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (cost of $2,019,904 and $548,753 at September 30, 2019 and December 31, 2018, respectively)	$2,028,453	$545,325
Cash and cash equivalents	135,486	6,228
Interest receivable from non-controlled/non-affiliated investments	12,704	2,212
Deferred financing costs	4,120	2,270
Deferred offering costs	558	591
Receivable for investments	672	17,746
Subscription Receivable (Note 8)	9,190	—
Other assets	191	371
Total assets	$2,191,374	$574,743
LIABILITIES
Debt	$777,369	$185,000
Payable for investments purchased	—	149,513
Due to affiliates	2,149	1,761
Management fees payable	3,599	309
Income based incentive fee payable	3,718	—
Capital gains incentive fee payable	1,819	—
Forward purchase liability at fair value (cost: $0 at September 30, 2019 and December 31, 2018) (Note 7)	—	222
Interest payable	2,980	918
Distribution payable (Note 8)	19,692	—
Accrued expenses and other liabilities	1,386	655
Total liabilities	812,712	338,378
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, $0.001 par value (unlimited shares authorized; 53,735,678 and 9,621,319 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	54	10
Additional paid in capital	1,364,138	239,247
Distributable earnings (loss)	14,470	(2,892)
Total net assets	1,378,662	236,365
Total liabilities and net assets	$2,191,374	$574,743
NET ASSET VALUE PER SHARE	$25.66	$24.57
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$38,507	$82,802
Fee income	83	666
Total investment income	38,590	83,468
Expenses:
Interest expense	8,606	21,061
Management fees	3,599	7,590
Income based incentive fee	3,718	7,473
Capital gains incentive fee	(243)	1,819
Professional fees	417	964
Board of Trustees' fees	105	329
Administrative service expenses (Note 3)	213	1,045
Other general and administrative	540	1,919
Amortization of offering costs	325	742
Total expenses	17,280	42,942
Expense support (Note 3)	—	(570)
Recoupment of expense support (Note 3)	200	400
Net expenses	17,480	42,772
Net investment income	21,110	40,696
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(1,881)	12,821
Forward purchase obligation (Note 7)	154	222
Translation of assets and liabilities in foreign currencies	(14)	(81)
Net unrealized appreciation (depreciation)	(1,741)	12,962
Realized gain (loss):
Non-controlled/non-affiliated investments	113	3,325
Foreign currency transactions	5	71
Net realized gain (loss)	118	3,396
Net realized and unrealized gain (loss)	(1,623)	16,358
Net increase (decrease) in net assets resulting from operations	$19,487	$57,054
Net investment income per share (basic and diluted)	$0.54	$1.53
Earnings (loss) per share (basic and diluted)	$0.49	$2.15
Weighted average shares outstanding (basic and diluted)	39,380,756	26,532,236
Distributions declared per share	$0.50	$1.50
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, June 30, 2019	$38	$948,995	$14,675	$963,708
Issuance of common shares	16	413,395	—	413,411
Reinvestment of dividends	—	1,748	—	1,748
Net investment income	—	—	21,110	21,110
Net realized gain (loss) on investments	—	—	118	118
Net change in unrealized appreciation (depreciation) on investments	—	—	(1,741)	(1,741)
Dividends declared from net investment income	—	—	(19,692)	(19,692)
Balance, September 30, 2019	$54	$1,364,138	$14,470	$1,378,662

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2018	$10	$239,247	$(2,892)	$236,365
Issuance of common shares	44	1,122,624	—	1,122,668
Reinvestment of dividends	—	2,267	—	2,267
Net investment income	—	—	40,696	40,696
Net realized gain (loss) on investments	—	—	3,396	3,396
Net change in unrealized appreciation (depreciation) on investments	—	—	12,962	12,962
Dividends declared from net investment income	—	—	(39,692)	(39,692)
Balance, September 30, 2019	$54	$1,364,138	$14,470	$1,378,662

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund
Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

Nine Months Ended September 30, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$57,054
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(12,821)
Net unrealized (appreciation) depreciation on forward purchase obligation	(222)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	81
Net realized (gain) loss on investments	(3,325)
Net accretion of discount and amortization of premium	(4,171)
Amortization of deferred financing costs	1,104
Amortization of offering costs	742
Purchases of investments	(1,831,368)
Proceeds from sale of investments and principal repayments	367,713
Changes in operating assets and liabilities:
Interest receivable	(10,492)
Receivable for investments	17,074
Other assets	180
Payable for investments purchased	(149,513)
Due to affiliates	67
Management fee payable	3,290
Income based incentive fee payable	3,718
Capital gains incentive fee payable	1,819
Interest payable	2,062
Accrued expenses and other liabilities	(54)
Net cash provided by (used in) operating activities	(1,557,062)
Cash flows from financing activities:
Borrowings on credit facilities	1,242,902
Repayments on credit facilities	(649,754)
Deferred financing costs paid	(2,170)
Deferred offering costs paid	(387)
Dividends paid in cash	(17,733)
Proceeds from issuance of common shares	1,113,478
Net cash provided by (used in) financing activities	1,686,336
Net increase (decrease) in cash and cash equivalents	129,274
Effect of foreign exchange rate changes on cash and cash equivalents	(16)
Cash and cash equivalents, beginning of period	6,228
Cash and cash equivalents, end of period	$135,486
Supplemental information and non-cash activities:
Interest paid during the period	$17,712
Distribution payable	$19,692
Subscription receivable	$9,190
Reinvestment of distributions during the period	$2,267
Accrued but unpaid deferred financing and debt issuance costs	$784
Accrued but unpaid offering costs	$322
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments September 30, 2019 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt
Air Freight and Logistics
Livingston International Inc. (6)	L + 5.75%	7.85%	4/30/2026	$116,708	$113,407	$114,957	8.34%
R1 Holdings, LLC (4)(7)	L + 6.25%	8.35%	1/2/2026	44,845	44,130	44,621	3.24
					157,537	159,578	11.58
Building Products
Jacuzzi Brands LLC (4)(7)	L + 6.50%	8.55%	2/25/2025	91,871	90,285	90,952	6.60
Latham Pool Products, Inc.	L + 6.00%	8.06%	6/13/2025	53,914	52,074	52,566	3.81
Lindstrom, LLC (4)	L + 6.25%	8.45%	4/7/2025	130,879	128,581	130,225	9.45
The Wolf Organization, LLC (4)	L + 6.50%	8.63%	9/3/2026	75,000	73,516	73,500	5.33
					344,456	347,243	25.19
Chemicals
Alchemy US Holdco 1, LLC (4)	L + 5.50%	7.54%	10/10/2025	3,925	3,916	3,886	0.28
Ascend Performance Materials Operations, LLC	L + 5.25%	7.35%	8/27/2026	20,000	19,406	20,100	1.46
Polymer Additives, Inc. (4)	L + 6.00%	8.12%	7/31/2025	29,828	28,470	26,099	1.89
VDM Buyer, Inc. (4)	L + 6.75%	9.03%	4/22/2025	€24,328	26,873	25,992	1.89
VDM Buyer, Inc. (4)(7)	L + 6.75%	9.03%	4/22/2025	63,890	62,707	62,612	4.54
					141,372	138,689	10.06
Commercial Services & Supplies
Research Now Group, LLC	L + 5.50%	7.75%	12/20/2024	34,735	34,270	34,903	2.53
Construction & Engineering
IEA Energy Services LLC (4)	L + 8.25%	10.35%	9/25/2024	15,504	14,962	15,039	1.09
Therma LLC (4)	L + 6.50%	8.61%	3/29/2025	128,421	126,004	126,675	9.19
					140,966	141,714	10.28
Distributors
Tailwind Colony Holding Corporation (4)(7)	L + 7.50%	9.60%	11/13/2024	31,680	31,292	31,363	2.27
EIS Buyer, LLC (4)(5)(7)	L + 6.25%	8.29%	9/30/2025	134,400	131,712	131,712	9.55
EIS Buyer, LLC (4)(5)	L + 6.25%	8.29%	9/30/2020	19,600	19,208	19,208	1.39
Fastlane Parent Company, Inc.	L + 4.50%	6.60%	2/4/2026	34,825	34,191	34,285	2.49
PSS Industrial Group Corp. (4)	L + 6.00%	8.20%	4/10/2025	59,145	55,059	58,627	4.25
Unified Door and Hardware Group, LLC (4)(7)	L + 6.25%	8.35%	6/30/2025	39,146	38,397	38,852	2.82
					309,859	314,047	22.77
Diversified Consumer Services
American Residential Services, LLC (4)	L + 4.00%	6.04%	6/30/2022	479	477	469	0.03
Electronic Equipment, Instruments & Components				.
Convergeone Holdings, Inc.	L + 5.00%	7.04%	1/4/2026	14,803	14,258	13,382	0.97
Energy Equipment & Services
Tetra Technologies, Inc. (4)(6)	L + 6.25%	8.29%	9/10/2025	24,055	23,895	23,393	1.70
Health Care Equipment & Supplies
Lifescan Global Corporation	L + 6.00%	8.66%	10/1/2024	27,122	26,135	24,646	1.79
Surgical Specialties Corp (US) Inc. (6)	L + 5.00%	7.04%	5/7/2025	33,416	32,162	33,249	2.41
					58,297	57,895	4.20
Health Care Providers & Services
Epoch Acquisition, Inc. (4)(7)	L + 6.75%	8.79%	10/4/2024	25,130	24,839	25,130	1.82
The GI Alliance Management, LLC (4)(7)	L + 6.25%	8.31%	11/2/2024	60,155	59,323	59,523	4.32
Odyssey Holding Company, LLC (4)	L + 5.75%	7.78%	11/16/2025	13,628	13,477	13,492	0.98
					97,639	98,145	7.12
Health Care Technology
Precyse Acquisition Corporation	L + 4.50%	6.54%	10/20/2022	2,969	2,946	2,712	0.20
Hotels, Restaurants & Leisure
Hotel Acquisition Company, LLC (4)	L + 6.00%	8.04%	12/9/2024	122,078	120,751	123,298	8.94
United PF Holdings, LLC (7)	L + 4.50%	6.54%	6/10/2026	9,222	9,136	9,216	0.67
					129,887	132,514	9.61

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments September 30, 2019 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Industrial Conglomerates
Tailwind Smith Cooper Intermediate Corporation (4)	L + 5.00%	7.05%	5/28/2026	35,000	34,166	32,900	2.39
Interactive Media & Services
Bungie, Inc. (4)	L + 6.25%	8.29%	8/28/2024	47,200	46,505	46,492	3.37
IT Services
Tierpoint, LLC	L + 3.75%	5.79%	5/6/2024	7,415	7,049	6,919	0.50
Travelport Worldwide Ltd. (6)	L + 5.00%	7.10%	5/29/2026	55,000	53,950	49,952	3.62
					60,999	56,871	4.12
Machinery
Apex Tool Group, LLC	L + 5.50%	7.54%	8/1/2024	38,557	37,940	37,576	2.73
Media
DiscoverOrg, LLC	L + 4.50%	6.54%	2/2/2026	21,540	21,344	21,506	1.56
Radiate Holdco LLC (5)	L + 3.50%	5.54%	2/1/2024	4,988	4,917	4,996	0.36
					26,261	26,502	1.92
Professional Services
APFS Staffing Holdings, Inc. (4)	L + 5.00%	7.06%	4/15/2026	22,670	22,246	22,585	1.64
Minotaur Acquisition, Inc.	L + 5.00%	7.04%	3/27/2026	17,641	17,313	17,178	1.25
GI Revelation Acquisition LLC	L + 5.00%	7.04%	4/16/2025	9,194	9,076	8,841	0.64
					48,635	48,604	3.53
Software
LD Intermediate Holdings, Inc.	L + 5.88%	8.19%	12/9/2022	6,472	6,282	6,434	0.47
PaySimple, Inc. (4)(5)(7)	L + 5.50%	7.55%	8/23/2025	24,268	23,788	23,786	1.73
					30,070	30,220	2.19
Specialty Retail
CustomInk, LLC (4)	L + 6.00%	8.21%	5/3/2026	133,125	130,672	132,460	9.61
Spencer Spirit Holdings, Inc.	L + 6.00%	8.06%	6/19/2026	50,000	47,112	49,292	3.58
					177,784	181,752	13.19
Technology Hardware, Storage & Peripherals
Electronics For Imaging, Inc.(4)	L + 5.00%	7.10%	7/23/2026	35,000	32,614	32,725	2.37
Trading Companies & Distributors
The Cook & Boardman Group, LLC (4)	L + 5.75%	8.37%	10/17/2025	6,823	6,766	6,789	0.49
Transportation Infrastructure
Spireon, Inc. (4)(7)	L + 6.50%	8.67%	10/4/2024	22,703	22,458	22,703	1.65
Total First Lien Debt					$1,980,057	$1,987,819	144.18%
Second Lien Debt
Commercial Services & Supplies
TKC Holdings, Inc.	L + 8.00%	10.05%	2/1/2024	$1,000	$997	$982	0.07%
Hotels, Restaurants & Leisure
United PF Holdings, LLC	L + 8.50%	10.54%	6/10/2027	14,189	13,503	14,225	1.03
IT Services
WEB.COM Group, Inc.	L + 7.75%	9.78%	10/9/2026	1,464	1,454	1,429	0.10
Media
DiscoverOrg, LLC	L + 8.50%	10.60%	2/1/2027	11,250	11,095	11,213	0.81
Software
Imperva, Inc.	L + 7.75%	9.93%	1/11/2027	1,421	1,426	1,386	0.10
Rocket Software, Inc.	L + 8.25%	10.29%	11/27/2026	3,500	3,372	3,296	0.24
					4,798	4,682	0.34
Total Second Lien Debt					$31,847	$32,531	2.36%
Equity Investments
CustomInk, LLC - Series A Preferred Units (4)				384,520	$5,200	$5,303	0.38%
EIS Acquisition Holdings, LP - Class A Units (4)				11,200	2,800	2,800	0.20
Total Equity Investments					$8,000	$8,103	0.58%
Total Investment Portfolio					$2,019,904	$2,028,453	147.13%
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund					$84,167	$84,167	6.10%
Other Cash and Cash Equivalents					51,319	51,319	3.72
Total Cash and Cash Equivalents					$135,486	$135,486	9.82%
Total Portfolio Investments, Cash and Cash Equivalents					$2,155,390	$2,163,939	156.95%

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments September 30, 2019 (in thousands) (Unaudited)

(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2019, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2019, the Company is not an “affiliated person” of any of its portfolio companies.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2019. As of September 30, 2019, the reference rates for our variable rate loans were the 30-day L at 2.02%, the 90-day L at 2.09% and the 180-day L at 2.06% and P at 5.00%. Variable rate loans typically include a base rate floor feature, which is generally 1.00%.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Trustees (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)Each of the Company’s investments is pledged as collateral, other than the investments in PaySimple, Inc., EIS Acquisition Holdings, LP and Radiate Holdco LLC, under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2019, non-qualifying assets represented 11.4% of total assets as calculated in accordance with regulatory requirements.
(7)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:

Investments—non-controlled/non-affiliated (1)(5)	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Epoch Acquisition, Inc.	Delayed Draw Term Loan	10/4/2024	$4,688	$—
Jacuzzi Brands LLC	Delayed Draw Term Loan	2/25/2025	8,450	—
PaySimple, Inc.	Delayed Draw Term Loan	8/23/2025	7,875	—
R1 Holdings, LLC	Delayed Draw Term Loan	1/2/2026	20,282	—
Spireon, Inc.	Delayed Draw Term Loan	10/5/2024	6,375	—
Tailwind Colony Holding Corporation	Delayed Draw Term Loan	10/31/2024	474	—
EIS Acquisition Holdings, LP	Delayed Draw Term Loan	9/30/2025	16,800	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	11/2/2024	3,053	(31)
Unified Door and Hardware Group, LLC	Delayed Draw Term Loan	6/30/2025	15,094	—
United PF Holdings, LLC	Delayed Draw Term Loan	6/10/2026	1,048	—
VDM Buyer, Inc.	Delayed Draw Term Loan	4/22/2025	18,000	—
Total First Lien Debt Unfunded Commitments			$102,139	$(31)

The accompanying notes are an integral part of these consolidated financial statements

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments December 31, 2018 (in thousands)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace and Defense
StandardAero Aviation Holdings, Inc.	L + 3.75%	6.27%	7/7/2022	$6,977	$6,924	$6,913	2.92%
Building Products
American Bath Group, LLC (4)	L + 4.25%	7.05%	9/30/2023	4,987	4,888	4,838	2.05
Latham Pool Products, Inc. (4)	L + 6.00%	8.80%	6/13/2025	44,618	42,833	43,502	18.40
Ply Gem Midco, Inc.	L + 3.75%	6.18%	4/12/2025	3,491	3,366	3,194	1.35
				53,096	51,087	51,534	21.80
Capital Markets
Advisor Group, Inc.	L + 3.75%	6.27%	8/15/2025	998	994	983	0.42
Victory Capital Holdings, Inc. (4)(6)	L + 2.75%	5.55%	2/12/2025	1,500	1,496	1,487	0.63
				2,498	2,490	2,470	1.05
Chemicals
Alchemy US Holdco 1, LLC (4)(6)	L + 5.50%	8.17%	10/10/2025	4,000	3,990	3,990	1.69
Polymer Additives, Inc. (4)	L + 6.00%	8.52%	7/31/2025	15,053	14,530	13,924	5.89
				19,053	18,520	17,914	7.58
Commercial Services & Supplies
Allied Universal Holdco LLC	L + 3.75%	6.14%	7/28/2022	2,992	2,850	2,847	1.20
Allied Universal Holdco LLC	L + 4.25%	6.77%	7/28/2022	7,000	6,798	6,703	2.84
LegalZoom, Inc. (4)	L + 4.50%	7.00%	11/20/2024	4,500	4,472	4,433	1.88
Revspring, Inc. (4)	L + 4.25%	7.05%	10/11/2025	3,000	2,993	2,993	1.27
TKC Holdings, Inc.	L + 3.75%	6.28%	2/1/2023	4,987	4,851	4,760	2.01
				22,479	21,964	21,736	9.20
Construction & Engineering
IEA Energy Services LLC (4)	L + 6.25%	9.05%	9/25/2024	12,000	11,559	11,610	4.91
Containers & Packaging
Trident TPI Holdings, Inc.	L + 3.25%	5.77%	10/17/2024	1,990	1,961	1,878	0.79
Distributors
Tailwind Colony Holding Corporation (4)(7)	L + 7.50%	10.28%	11/13/2024	25,835	25,514	25,318	10.71
Diversified Consumer Services
American Residential Services, LLC	L + 4.00%	6.52%	6/30/2022	1,990	1,981	1,950	0.83
Prime Security Services Borrower, LLC	L + 2.75%	5.27%	5/2/2022	1,492	1,458	1,427	0.60
Weight Watchers International, Inc. (6)	L + 4.75%	7.56%	11/29/2024	7,500	7,466	7,434	3.14
				10,982	10,905	10,811	4.57
Diversified Financial Services
PI US MergerCo, Inc. (6)	L + 3.50%	6.02%	12/20/2024	1,990	1,948	1,934	0.82
York Risk Services Holding Corp	L + 3.75%	6.27%	10/1/2021	5,984	5,703	5,612	2.37
				7,974	7,651	7,546	3.19
Diversified Telecommunication Services				.
Securus Technologies Holdings, Inc.	L + 4.50%	7.02%	11/1/2024	4,987	4,825	4,813	2.04
Energy Equipment & Services
Tetra Technologies, Inc. (4)(6)(7)	L + 6.25%	8.72%	9/10/2025	21,818	21,685	21,600	9.14
Health Care Equipment & Supplies
Lifescan Global Corporation	L + 6.00%	8.40%	10/1/2024	41,974	40,223	39,770	16.83
Health Care Providers & Services
AMGH Holding Corp	L + 3.25%	5.68%	4/28/2022	6,982	6,606	6,548	2.77
AMGH Holding Corp	L + 4.25%	6.75%	3/14/2025	6,226	5,904	5,817	2.46
Envision Healthcare Corporation	L + 3.75%	6.27%	10/10/2025	4,000	3,760	3,739	1.58
Epoch Acquisition, Inc. (4)(7)	L + 6.75%	9.13%	10/4/2024	22,500	22,221	22,050	9.33
The GI Alliance Management, LLC (4)(7)	L + 6.25%	8.81%	11/2/2024	37,436	36,711	36,427	15.41
Onex TSG Intermediate Corp. (6)	L + 4.00%	6.52%	7/31/2022	1,000	994	963	0.41
Odyssey Holding Company, LLC (4)	L + 5.75%	8.21%	11/16/2025	13,628	13,459	13,356	5.65
Prospect Medical Holdings, Inc.	L + 5.50%	7.94%	2/22/2024	1,995	1,983	1,976	0.84
Regionalcare Hospital Partners Holding, Inc.	L + 4.50%	7.13%	11/16/2025	5,040	4,845	4,796	2.03
U.S Renal Care, Inc.	L + 4.25%	7.05%	12/30/2022	2,420	2,331	2,311	0.98
				101,227	98,814	97,983	41.46
Health Care Technology
Precyse Acquisition Corporation	L + 4.50%	7.02%	10/20/2022	2,992	2,963	2,869	1.21
Hotels, Restaurants & Leisure
Casablanca US Holdings Inc.(4)(6)	L + 4.00%	6.53%	3/29/2024	995	958	945	0.40
Hotel Acquisition Company, LLC (4)(8)	L + 6.00%	8.52%	12/9/2024	93,000	91,665	91,650	38.77
				93,995	92,623	92,595	39.17
Insurance
Achilles Acquisition LLC	L + 4.00%	6.56%	10/8/2025	1,000	994	988	0.42

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments (continued) December 31, 2018 (in thousands)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
IT Services
Tierpoint, LLC	L + 3.75%	6.27%	5/6/2024	8,972	8,470	8,411	3.56
WEB.COM Group Inc.	L + 3.75%	6.17%	10/10/2025	4,000	3,934	3,860	1.63
				12,972	12,404	12,271	5.19
Machinery
Apex Tool Group LLC	L + 3.75%	6.25%	2/1/2022	4,968	4,819	4,802	2.03
Media
Champ Acquisition Corporation	L + 5.50%	8.13%	12/12/2025	14,925	14,328	14,562	6.16
Entravision Communications Corporation (4)(6)	L + 2.75%	5.27%	11/29/2024	1,241	1,218	1,160	0.49
				16,166	15,546	15,722	6.65
Oil, Gas & Consumable Fuels
Traverse Midstream Partners LLC	L + 4.00%	6.60%	9/27/2024	1,995	1,980	1,920	0.81
Professional Services
GI Revelation Acquisition LLC	L + 5.00%	7.52%	4/16/2025	7,264	7,165	7,164	3.03
Real Estate Management & Development
Forest City Enterprises, L.P.	L + 4.00%	6.38%	12/7/2025	5,000	4,991	4,896	2.07
Software
Banff Merger Sub Inc.	L + 4.25%	7.05%	10/2/2025	1,500	1,477	1,451	0.61
Brave Parent Holdings, Inc.	L + 4.00%	6.52%	4/18/2025	4,988	4,952	4,838	2.05
Imperva, Inc. (4)	L + 4.00%	6.52%	11/7/2025	4,000	3,975	3,945	1.67
Ivanti Software, Inc.	L + 4.25%	6.76%	1/20/2024	4,984	4,917	4,860	2.06
LD Intermediate Holdings, Inc.	L + 5.88%	8.49%	12/9/2022	2,980	2,767	2,705	1.14
Quest Software US Holdings Inc. (6)	L + 4.25%	6.78%	5/18/2025	4,500	4,471	4,365	1.85
Rocket Software, Inc.	L + 4.25%	6.77%	11/28/2025	6,000	5,952	5,898	2.50
Vero Parent, Inc.	L + 4.50%	7.02%	8/16/2024	2,494	2,496	2,471	1.05
				31,446	31,007	30,533	12.93
Specialty Retail
Bass Pro Group, LLC	L + 5.00%	7.52%	9/25/2024	5,407	5,350	5,197	2.20
EG Group Limited (6)	L + 4.00%	6.81%	2/7/2025	3,985	3,914	3,850	1.63
				9,392	9,264	9,047	3.83
Trading Companies & Distributors
DiversiTech Holdings, Inc.	L + 3.00%	5.80%	6/3/2024	995	965	946	0.40
The Hillman Group Inc.	L + 4.00%	6.80%	5/31/2025	997	963	950	0.40
LBM Borrower, LLC	L + 3.75%	6.25%	8/19/2022	8,000	7,505	7,490	3.17
The Cook & Boardman Group, LLC (4)	L + 5.75%	8.54%	10/17/2025	2,500	2,494	2,481	1.05
				12,492	11,927	11,867	5.02
Transportation Infrastructure
Spireon, Inc. (4)(7)	L + 6.50%	9.00%	10/4/2024	22,875	22,591	22,418	9.48
Total First Lien Debt				$555,449	$542,395	$538,983	228.03%
Second Lien Debt
Commercial Services & Supplies
TKC Holdings, Inc.	L + 8.00%	10.53%	2/1/2024	$1,000	$997	$987	0.42%
IT Services
WEB.COM Group, Inc.	L + 7.75%	10.17%	10/9/2026	1,881	1,867	1,867	0.79
Software
Imperva, Inc.	L + 7.75%	10.27%	1/11/2027	1,500	1,506	1,500	0.63
Rocket Software, Inc.	L + 8.25%	10.77%	11/27/2027	2,000	1,988	1,988	0.84
				3,500	3,494	3,488	1.47
Total Second Lien Debt				6,381	6,358	6,342	2.68%
Total Investment Portfolio				$561,830	$548,753	$545,325	230.71%
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund					$2,000	$2,000	0.85%
Other Cash and Cash Equivalents					4,228	4,228	1.79
Total Cash and Cash Equivalents					$6,228	$6,228	2.64%
Total Portfolio Investments, Cash and Cash Equivalents					$554,981	$551,553	233.35%
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. Under 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2018, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2018, the Company is not an “affiliated person” of any of its portfolio companies.

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments (continued) December 31, 2018 (in thousands)
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2018. As of December 31, 2018, the reference rates for our variable rate loans were the 30-day L at 2.50%, the 90-day L at 2.81% and the 180-day L at 2.88% and P at 5.50%. Variable rate loans typically include a base rate floor feature, which is generally 1.00%.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Trustees (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)Each of the Company’s investments is pledged as collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2018, non-qualifying assets represented 11.3% of total assets as calculated in accordance with regulatory requirements.
(7)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:

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

Blackstone / GSO Secured Lending Fund
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except per share data, percentages and as otherwise noted)

Note 1. Organization
Blackstone / GSO Secured Lending Fund (together with its consolidated subsidiaries, the “Company”), is a Delaware statutory trust formed on March 26, 2018, and structured as an externally managed, non-diversified closed-end investment company.  On October 26, 2018, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  In addition, the Company elected to be treated for U.S. federal income tax purposes, as a regulated investment company (“RIC”), as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company also intends to continue to comply with the requirements prescribed by the Code in order to maintain tax treatment as a RIC.
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
On October 31, 2018, the Company completed its initial closing of capital commitments ("Initial Closing Period") and commenced its loan origination and investment activities on November 20, 2018, the date of receipt of the initial drawdown from investors in the Private Offering (the "Initial Drawdown Date").
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
As of September 30, 2019, the Company's consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”) and BGSL Investments LLC (collectively with Jackson Hole Funding and Breckenridge Funding the "SPVs").
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
The Company’s Board undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company’s investments for which market quotations are not readily available, or are available but deemed not reflective of the fair value of an investment, which includes, among other procedures, the following:
•The valuation process begins with each investment being preliminarily valued by the Adviser’s valuation team in conjunction with the Adviser’s investment professionals responsible for each portfolio investment;
•In addition, independent valuation firms engaged by the Board prepare valuations of all the Company’s investments over a de minimis threshold.  The independent valuation firms provide a final range of values on such investments to the Board and the Adviser.  The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•The Adviser's Valuation Committee reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;
•The Valuation Committee makes valuation recommendations to the Audit Committee;
•The Audit Committee reviews the valuation recommendations made by the Valuation Committee, including the independent valuation firms' valuations, and once approved, recommends them for approval by the Board; and
•The Board reviews the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Audit Committee, the Valuation Committee and, where applicable, the independent valuation firms.
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

Forward Purchase Agreement
The Company was a party to a forward purchase agreement pursuant to which the Company agreed to purchase certain assets held in the Middle Market Warehouse (defined in Note 7) at a purchase price based on the cost of the asset to the warehouse provider plus amounts of unpaid interest, original issue discount and structuring fees accrued to the warehouse provider during the time the warehouse provider owned the asset.
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
The Company’s initial organization costs of $0.7 million were expensed as incurred during the year ended December 31, 2018. For the three and nine months ended September 30, 2019, the Company accrued offering costs of $0.3 million and $0.7 million, respectively.
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
Income Taxes
The Company has elected to be treated as a BDC under the 1940 Act.  The Company also has elected to be treated as a RIC under the Code for the taxable year ended December 31, 2018.  So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.
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
For the three and nine months ended September 30, 2019, base management fees were $3.6 million and $7.6 million, respectively. As of September 30, 2019 and December 31, 2018, $3.6 million and $0.3 million, respectively, was payable to the Adviser relating to management fees.
Incentive Fees
The incentive fee consists of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains, each as described below:
(i) Income based incentive fee:
The first part of the incentive fee, an income based incentive fee, is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income as defined in the Investment Advisory Agreement.  Pre-incentive fee net investment income means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee.  Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities)), accrued income that the Company has not yet received in cash.  Pre-incentive fee net investment income excludes any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The Company excludes the impact of expense support payments and recoupments from pre-incentive fee net investment income.
The Company pays its Adviser an income based incentive fee with respect to the Company’s pre-incentive fee net investment income in each calendar quarter as follows:
•No income based incentive fee if the Company’s pre-incentive fee net investment income, expressed as a return on the value of our net assets at the end of the immediately preceding calendar quarter, does not exceed the hurdle rate of 1.5%;
•100% of the Company’s pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 1.76% (7.06% annualized) prior to an Exchange Listing, or 1.82% (7.27% annualized) following an Exchange Listing, of the value of the Company’s net assets.  This “catch-up” portion is meant to provide the Adviser with approximately 15% prior to an Exchange Listing, or 17.5% following an Exchange Listing, of the Company’s pre-incentive fee net investment income as if a hurdle rate did not apply if the “catch up” is achieved; and
•15% prior to an Exchange Listing, or 17.5% following an Exchange Listing, of the Company’s pre-incentive fee net investment income, if any, that exceeds the rate of return of 1.76% (7.06% annualized) prior to an Exchange Listing, or 1.82% (7.27% annualized) following an Exchange Listing.
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
(ii) Capital gains based incentive fee:

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
For the three and nine months ended September 30, 2019, the Company accrued income based incentive fees of $3.7 million and $7.5 million, respectively, of which $3.7 million was unpaid as of September 30, 2019. For the three and nine months ended September 30, 2019, the Company accrued capital gains incentive fees of $(0.2) million and $1.8 million, respectively, of which $1.8 million was not yet payable as of September 30, 2019. As of December 31, 2018, there was no income based or capital gains incentive fees payable to the Adviser.
Administration Agreement
On October 1, 2018, the Company entered into an Administration Agreement with GSO.  Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of net asset value ("NAV"), compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the United States Securities and Exchange Commission (“SEC”), preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Administrator may also offer to provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The initial term of the agreement is two years from October 1, 2018 and, unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is approved at least annually by (i) the vote of the Board or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s independent trustees.
For providing these services, the Company will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, information technology, operations and other non-investment professionals of the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs from the commencement of operations through September 30, 2019.
For the three and nine months ended September 30, 2019, the Company incurred $0.2 million and $1.0 million, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statements of Operations. As of September 30, 2019 and December 31, 2018, $1.4 million and $0.4 million, respectively, was unpaid and included in due to affiliate in the Consolidated Statements of Assets and Liabilities, respectively.
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
For the three and nine months ended September 30, 2019, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $0.2 million and $0.6 million, respectively, which were recorded in other general and administrative expenses in the Company’s Consolidated Statements of Operations.
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

The following table presents a summary of Expense Payments and Reimbursement Payments since the Company's commencement of operations:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
December 31, 2018	$1,696	$(400)	$1,296
March 31, 2019	570	—	570
Total	$2,266	$(400)	$1,866

For the three months ended September 30, 2019, the Company made $0.2 million of Reimbursement Payments related to Expense Payments by the Adviser in previous periods. For the nine months ended September 30, 2019, the Adviser made Expense Payments of $0.6 million, partially offset with $0.4 million of Reimbursement Payments to the Adviser. The Adviser has elected to forgo its right to receive any Reimbursement Payment related to Excess Operating Funds greater than $0.2 million and $0.4 million for the three and nine months ended September 30, 2019, respectively.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2019			December 31, 2018
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,980,057	$1,987,819	98.00%	$542,395	$538,983	98.84%
Second lien debt	31,847	32,531	1.60	6,358	6,342	1.16
Equity investments	8,000	8,103	0.40	—	—	—
Total	$2,019,904	$2,028,453	100.00%	$548,753	$545,325	100.00%

The industry composition of investments at fair value was as follows:

	September 30, 2019	December 31, 2018
Aerospace & Defense	—%	1.27%
Air Freight & Logistics	7.87	—
Building Products	17.12	9.46
Capital Markets	—	0.45
Chemicals	6.84	3.29
Commercial Services & Supplies	1.77	4.17
Construction & Engineering	6.99	2.13
Containers & Packaging	—	0.34
Distributors	15.62	4.64
Diversified Consumer Services	0.02	1.98
Diversified Financial Services	—	1.38
Diversified Telecommunication Services	—	0.88
Electronic Equipment, Instruments & Components	0.66	—
Energy Equipment & Services	1.15	3.96
Health Care Equipment & Supplies	2.85	7.29
Health Care Providers & Services	4.84	17.97
Health Care Technology	0.13	0.53
Hotels, Restaurants & Leisure	7.23	16.98
Industrial Conglomerates	1.62	—
Insurance	—	0.18
Interactive Media & Services	2.29	—
IT Services	2.87	2.59
Machinery	1.85	0.88
Media	1.86	2.88
Oil, Gas & Consumable Fuels	—	0.35
Professional Services	2.40	1.31
Real Estate Management & Development	—	0.90
Software	1.72	6.24
Specialty Retail	9.22	1.66
Technology Hardware, Storage & Peripherals	1.61	—
Trading Companies & Distributors	0.34	2.18
Transportation Infrastructure	1.13	4.11
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2019
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$1,820,385	$1,830,295	90.23%	132.76%
Canada	113,407	114,957	5.67	8.34
Luxembourg	86,112	83,201	4.10	6.03
Total	$2,019,904	$2,028,453	100.00%	147.13%

	December 31, 2018
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$542,891	$539,541	98.94%	228.26%
United Kingdom	5,862	5,784	1.06	2.45
Total	$548,753	$545,325	100.00%	230.71%

As of September 30, 2019 and December 31, 2018, no loans in the portfolio were on non-accrual status.

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
The fair value hierarchy under ASC 820 prioritizes the inputs to valuation methodology used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities. The three levels of the fair value hierarchy are as follows:
•Level 1: Inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The types of financial instruments included in Level 1 include unrestricted securities, including equities and derivatives, listed in active markets.
•Level 2:  Inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The types of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities and certain over-the-counter derivatives where the fair value is based on observable inputs.
•Level 3:  Inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category include debt and equity investments in privately held entities, collateralized loan obligations (“CLOs”) and certain over-the-counter derivatives where the fair value is based on unobservable inputs.
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
The following table presents the fair value hierarchy of financial instruments:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$542,711	$1,445,108	$1,987,819
Second lien debt	—	32,531	—	32,531
Equity investments	—	—	8,103	8,103
Total	—	575,242	1,453,211	2,028,453

	December 31, 2018
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$210,858	$328,125	$538,983
Second lien debt	—	6,342	—	6,342
Total Investments	—	217,200	328,125	545,325
Forward purchase obligation	—	—	(222)	(222)
Total	$—	$217,200	$327,903	$545,103

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended September 30, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments	Forward Purchase Obligation
Fair value, beginning of period	$867,199	$14,083	$5,200	$886,482	$(154)
Purchases of investments	492,766	—	2,800	495,566	—
Proceeds from principal repayments and sales of investments	(2,838)	—	—	(2,838)	—
Accretion of discount/amortization of premium	1,159	—	—	1,159	—
Net change in unrealized appreciation (depreciation)	1,883	—	103	1,986	154
Transfers into Level 3 (1)	138,383	—	—	138,383	—
Transfers out of Level 3 (1)	(53,444)	(14,083)	—	(67,527)	—
Fair value, end of period	$1,445,108	$—	$8,103	$1,453,211	$—
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2019 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$1,883	$—	$103	$1,986	$—

	Nine Months Ended September 30, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments	Forward Purchase Obligation
Fair value, beginning of period	$328,125	$—	$—	$328,125	$(222)
Purchases of investments	1,202,865	—	8,000	1,210,865	—
Proceeds from principal repayments and sales of investments	(56,474)	—	—	(56,474)	—
Accretion of discount/amortization of premium	2,299	—	—	2,299	—
Net change in unrealized appreciation (depreciation)	9,845	—	103	9,948	222
Transfers into Level 3 (1)	1,950	—	—	1,950	—
Transfers out of Level 3 (1)	(43,502)	—	—	(43,502)	—
Fair value, end of period	$1,445,108	$—	$8,103	$1,453,211	$—
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2019 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$9,646	$—	$103	$9,749	$—
(1)For the three and nine months ended September 30, 2019, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2019
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$1,222,202	Yield analysis	Discount rate	7.05%	12.94%	8.08%
	222,906	Market quotations	Broker quotes	87.50	99.63	96.03
	1,445,108
Investments in equity	8,103	Market Approach	Performance multiple	6.15x	14.59x	11.67x
Total	$1,453,211

	December 31, 2018
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$232,818	Yield analysis	Discount rate	8.84%	9.90%	9.34%
	95,307	Market quotations	Broker quotes	92.50	99.75	96.91
	328,125
Forward purchase obligation (1)	(222)	Yield analysis	Discount rate	9.13%	9.13%	9.13%
Total	$327,903
(1)The forward purchase obligation is valued as the excess of the (a) agreed upon purchase price under the Forward Purchase Agreement over the (b) fair value of the underlying investments, which is calculated in the same manner as the Company’s debt investments. Refer to Note 7 for additional information.
The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. The significant unobservable input used for market quotations are the quoted prices from independent pricing services.  The significant unobservable input used under the market approach is the performance multiple. Significant increases in discount rates would result in a significantly lower fair value measurement. Significant decreases in quoted prices or performance multiples would result in a significantly lower fair value measurement.
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
Note 6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2019 and December 31, 2018, the Company’s asset coverage was 277.3% and 227.8%, respectively.

Subscription Facility
On November 6, 2018, the Company entered into a revolving credit facility (which was subsequently amended on September 16, 2019 and as further amended from time to time, the “Subscription Facility”) with Bank of America, N.A., as the administrative agent, the sole lead arranger, the letter of credit issuer and a lender, and the other lenders from time to time party thereto.
The initial maximum commitment amount of the Subscription Facility was $200 million. Effective September 16, 2019, the maximum commitment amount of the Subscription Facility was increased to $400 million, subject to availability under the borrowing base, which is based on the undrawn capital commitments of the shareholders, and restrictions imposed on borrowings under the 1940 Act. The maximum commitment amount of the Subscription Facility may be increased to $700 million through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Company is permitted to borrow under the Subscription Facility for any purpose permitted under its constituent documents.
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
The Subscription Facility will mature upon the earliest of: (i) November 6, 2020 (the “Stated Maturity Date”); (ii) the date upon which the administrative agent declares the obligations under the Subscription Facility due and payable after the occurrence of an event of default; (iii) 30 days prior to the termination of the Company’s constituent documents; (iv) 30 days prior to the date on which the Company’s ability to call capital contributions for the purpose of repaying the obligations under the Subscription Facility is terminated; and (v) the date the Company terminates the lender commitments pursuant to the Subscription Facility. The Stated Maturity Date may be extended, at the Company’s option, for two additional terms not longer than 364 days each, subject to customary conditions, including (x) the consent of the administrative agent and the extending lenders and (y) payment of an extension fee.
The Subscription Facility is secured by a pledge of the Company’s right, title, and interest in and to the undrawn capital commitments of the Company’s investors. The Subscription Facility includes customary affirmative and negative covenants and consent rights granted to the lenders, as well as usual and customary events of default for revolving credit facilities of this nature.
As of September 30, 2019, the Company was in compliance with all covenants and other requirements of the Subscription Facility.
JPM SPV Facility
On November 16, 2018, BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), the Company’s wholly-owned subsidiary that holds primarily originated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended on February 6, 2019 and September 20, 2019 and as further amended from time to time, the “JPM SPV Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent, Citibank, N.A., serves as collateral agent and securities intermediary, Virtus Group, LP serves as collateral administrator and the Company serves as portfolio manager under the JPM SPV Facility.
Advances under the JPM SPV Facility bear interest at a per annum rate equal to the three-month LIBOR in effect, plus the applicable margin of 2.375% per annum. Effective January 16, 2019, Jackson Hole Funding pays a commitment fee of 0.60% per annum (or 0.375% per annum until March 20, 2020) on the average daily unused amount of the financing commitments until the third anniversary of the JPM SPV Facility.
The initial maximum commitment amount of the JPM SPV Facility was $300 million. Effective September 20, 2019, the maximum commitment amount of the JPM SPV Facility was increased to $600 million. The JPM SPV Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the JPM SPV Facility to up to $900 million. Proceeds from borrowings under the JPM SPV Facility may be used to fund portfolio investments by Jackson Hole Funding and to make advances under delayed draw term loans where Jackson Hole Funding is a lender. The period during which Jackson Hole Funding may make borrowings under the JPM SPV Facility expires on November 16, 2021 and the JPM SPV Facility is scheduled to mature on May 16, 2023 (“Maturity Date”).
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
As of September 30, 2019, the Company was in compliance with all covenants and other requirements of the JPM SPV Facility.
BNP SPV Facility
On December 21, 2018, BGSL Breckenridge Funding LLC (“Breckenridge Funding”), the Company’s wholly-owned subsidiary that holds primarily syndicated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended on June 11, 2019, August 2, 2019 and September 27, 2019 and as further amended from time to time, the “BNP SPV Facility”) with BNP Paribas (“BNP”). BNP serves as administrative agent, Wells Fargo Bank, National Association serves as collateral agent and the Company serves as servicer under the BNP SPV Facility.
Advances under the BNP SPV Facility bear interest at a per annum rate equal to the three-month LIBOR in effect, plus an applicable margin of 1.52% (or 1.25% prior to the collection period end date on June 3, 2019) to 2.15% per annum depending on the nature of the advances being requested under the facility. Effective December 11, 2019, Breckenridge Funding will also pay a commitment fee of 0.70% per annum if the unused facility amount is greater than 50% or 0.35% per annum if the unused facility amount is less than or equal to 50% and greater than 25% on the average daily unused amount of the financing commitments until the third anniversary of the BNP SPV Facility.
The initial maximum commitment amount of the BNP SPV Facility was $400 million. Effective June 11, 2019, the maximum commitment amount of the BNP SPV Facility was increased to $575 million and effective September 27, 2019, the maximum commitment amount of the BNP SPV Facility was increased to $875 million. Proceeds from borrowings under the BNP SPV Facility may be used to fund portfolio investments by Breckenridge Funding and to make advances under delayed draw and revolving loans where Breckenridge Funding is a lender. The period during which Breckenridge Funding may make borrowings under the BNP SPV Facility expires on December 21, 2021 (or such later date as may be agreed by Breckenridge Funding, BNP, as administrative agent, and the lenders under the BNP SPV Facility) and the BNP SPV Facility is scheduled to mature on December 21, 2023.
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
As of September 30, 2019, the Company was in compliance with all covenants and other requirements of the BNP SPV Facility.
The Company’s outstanding debt obligations were as follows:

	September 30, 2019
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$400,000	$—	$—	$400,000	$274,442
JPM SPV Facility(3)	600,000	250,033	250,033	349,967	39,982
BNP SPV Facility	875,000	527,336	527,336	347,664	61,415
Total	$1,875,000	$777,369	$777,369	$1,097,631	$375,839

	December 31, 2018
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$200,000	$—	$—	$200,000	$174,032
JPM SPV Facility	300,000	120,000	120,000	180,000	22,966
BNP SPV Facility	400,000	65,000	65,000	335,000	5,183
Total	$900,000	$185,000	$185,000	$715,000	$202,181
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the JPM SPV Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2019, the Company had borrowings denominated in Euros (EUR) of 23.9 million. As of December 31, 2018, all borrowings outstanding were in USD.
As of September 30, 2019 and December 31, 2018, $2.9 million and $0.8 million, respectively, of interest expense and $0.1 million and $0.1 million, respectively, of unused commitment fees were included in interest payable. For the three and nine months ended September 30, 2019, the weighted average interest rate on all borrowings outstanding was 4.48% and 4.59% (including unused fees), respectively, and the average principal debt outstanding was $731.7 million and $580.3 million, respectively.
The components of interest expense were as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Borrowing interest expense	$8,019	$19,334
Facility unused fees	183	623
Amortization of financing costs	404	1,104
Total interest expense	$8,606	$21,061
Cash paid for interest expense	$7,983	$17,712

Note 7. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements.  As of September 30, 2019 and December 31, 2018, the Company had delayed draw term loans with an aggregate of $102.1 million and $54.7 million of unfunded commitments, respectively.

Warehousing Transactions
The Company entered into two warehousing transactions whereby the Company agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with the Adviser. Such warehousing transactions were designed to assist the Company in deploying capital upon receipt of drawdown proceeds. One of these warehousing transactions related primarily to originated or anchor investments in middle market loans (the “Middle Market Warehouse”).  The other warehouse related primarily to broadly syndicated loans (the “Syndicated Warehouse” and, together with the Middle Market Warehouse, the “Warehousing Transactions”) prior to the acquisition of the equity interests of the Syndicated Warehouse by the Company and merger of the Syndicated Warehouse with the Company’s wholly-owned subsidiary, as described below.
Middle Market Warehouse
On September 10, 2018, the Company entered into a Warehousing Transaction for primarily middle market loans with a warehouse provider unaffiliated with the Adviser. After the Middle Market Warehouse arrangement was entered into, the warehouse provider became a holder of greater than 5% of the Company's outstanding shares. The warehouse investments for the Middle Market Warehouse were ultimately selected by the warehouse provider, in its sole discretion, for an account which it solely controlled.  Recommendations for such investments were made on a non-discretionary basis by an affiliate of the Adviser, but only if the Adviser determined the investment was desirable for the Company.  The Company was a party to a forward purchase agreement pursuant to which the Company agreed to purchase certain assets held in the Middle Market Warehouse at a purchase price based on the cost of the asset to the warehouse provider plus amounts of unpaid interest, original issue discount and structuring fees accrued to the warehouse provider during the time the warehouse provider owned the asset.
On July 12, 2019, the Company purchased all investments held by the Middle Market Warehouse for a total consideration of $86.9 million (including $0.2 million of accrued interest). The Middle Market Warehouse was terminated on September 10, 2019.
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
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2019, management is not aware of any pending or threatened material litigation.
Note 8. Net Assets
Capital Activity
In connection with its formation, the Company has the authority to issue an unlimited number of shares at $0.001 per share par value.
Subscriptions and Drawdowns
During the nine months ended September 30, 2019, the Company entered into additional subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of September 30, 2019, the Company had received Capital Commitments totaling $2,688.5 million ($1,326.5 million remaining undrawn), of which $65.0 million ($31.9 million remaining undrawn) are from affiliated entities of the Adviser.
The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2019 (dollars in millions):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
January 24, 2019	5,666,095	$142.1
March 28, 2019	9,818,817	247.5
June 27, 2019	12,453,261	319.7
August 9, 2019	1,401,367	36.1
September 25, 2019 (1)	14,686,050	377.3
Total	44,025,590	$1,122.7
(1)On September 11, 2019, the Company issued a capital call and delivered capital drawdown notices totaling $377.3 million, of which $9.2 million was received subsequent to September 30, 2019 and recorded as a subscription receivable on the Consolidated Statements of Assets and Liabilities.
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

The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2019 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount	DRIP Shares Value	DRIP Shares Issued
January 22, 2019	January 23, 2019	May 15, 2019	$0.1239	$1,192	$—	—
February 28, 2019	March 27, 2019	May 15, 2019	0.3536	5,406	469	18,566
March 26, 2019	March 31, 2019	May 15, 2019	0.0225	565	50	2,039
June 26, 2019	June 26, 2019	August 14, 2019	0.4780	12,010	1,743	67,986
June 26, 2019	June 30, 2019	August 14, 2019	0.0220	827	5	178
August 8, 2019 (1)	August 8, 2019	November 14, 2019	0.2120	7,967
September 24, 2019 (1)	September 24, 2019	November 14, 2019	0.2554	9,973
September 24, 2019 (1)	September 30, 2019	November 14, 2019	0.0326	1,752
Total distributions			$1.5000	$39,692	$2,267	88,769
(1)The number of shares issued under the DRIP for this distribution will be determined on the applicable distribution payment date.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Net increase (decrease) in net assets resulting from operations	$19,487	$57,054
Weighted average shares outstanding (basic and diluted)	39,380,756	26,532,236
Earnings (loss) per common share (basic and diluted)	$0.49	$2.15

Note 10. Income Taxes
Taxable income during the three and nine months ended September 30, 2019 differs from net increase (decrease) in net assets resulting from operations primarily due to unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until realized.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate.  For the nine months ended September 30, 2019, there were no permanent differences.
The cost and unrealized gain (loss) on the Company’s financial instruments, as calculated on a tax basis, at September 30, 2019 are as follows (amounts calculated using book-tax differences as of the most recent fiscal year ended December 31, 2018):

September 30, 2019
Gross unrealized appreciation	$21,471
Gross unrealized depreciation	(13,503)
Net unrealized appreciation (depreciation)	$7,968
Tax cost of investments at period end	$2,020,485

Note 11. Financial Highlights
The following are the financial highlights for the nine months ended September 30, 2019:

Nine Months Ended September 30, 2019
Per Share Data:
Net asset value, beginning of period	$24.57
Net investment income (1)	1.53
Net unrealized and realized gain (loss) (2)	1.06
Net increase (decrease) in net assets resulting from operations	2.59
Distributions declared (3)	(1.50)
Total increase (decrease) in net assets	1.09
Net asset value, end of period	$25.66
Shares outstanding, end of period	53,735,678
Total return based on NAV (4)	10.69%
Ratios:
Ratio of net expenses to average net assets (5)	8.39%
Ratio of net investment income to average net assets (5)	7.98%
Portfolio turnover rate	28.57%
Supplemental Data:
Net assets, end of period	$1,378,662
Total capital commitments, end of period	$2,688,498
Ratios of total contributed capital to total committed capital, end of period	50.66%
Asset coverage ratio	277.3%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the nine months ended September 30, 2019, the amount shown does not correspond with the aggregate amount for the period as it includes a $0.43 impact from the effect of the timing of capital transactions.
(3)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 8).
(4)Total return (not annualized) is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company's dividend reinvestment plan) divided by the beginning NAV per share.
(5)Amounts are annualized except for expense support amounts relating to organizational costs.  The ratio of total operating expenses to average net assets was 8.43% on an annualized basis, excluding the effect of expense support (recoupment) which represented 0.04% of average net assets.
Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements.  There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2019, except as discussed below.

In October and November 2019, the Company received the remaining outstanding amount of $9.2 million related to the capital call issued on September 11, 2019.

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
Overview and Investment Framework
We are a Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under the Code. We are managed by our Adviser. The Administrator will provide the administrative services necessary for us to operate.
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation.
Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in secured debt investments (including investments that are secured by equity interests) and our portfolio is composed primarily of first lien senior secured and unitranche loans (including first out/last out loans), generally with total investment sizes less than $300 million, which criteria may change from time to time. To a lesser extent, we also invest in second lien, third lien, unsecured or subordinated loans, generally with total investment sizes less than $100 million, which criteria may change from time to time, and other debt and equity securities. We do not currently focus on investments in issuers that are distressed or in need of rescue financing.
We commenced our loan origination and investment activities contemporaneously with the initial drawdown on November 20, 2018.  The proceeds from the initial drawdown and availability under our credit facilities provided us with the necessary seed capital to commence operations.  See “—Financial Condition, Liquidity and Capital Resources—Borrowings.” We anticipate raising additional equity capital for investment purposes through additional closings under the Private Offering.
Key Components of Our Results of Operations
Investments
We focus primarily on loans and securities, including syndicated loans, of private U.S. companies, specifically small and middle market companies, which we define as companies with annual revenue of $50 million to $2.5 billion, at the time of investment. Specifically, for our originated investments, we expect to target companies with $25 million to $75 million of EBITDA. In many market environments, we believe such a focus offers an opportunity for superior risk-adjusted returns.
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
Portfolio and Investment Activity
For the three months ended September 30, 2019, we acquired $553.4 million aggregate principal amount of investments (including $16.8 million of unfunded commitments), $550.6 million of which was first lien debt and $2.8 million of which was equity.
As of September 30, 2019, based on fair value, our portfolio consisted of 98.00% first lien debt investments, 1.60% second lien debt investments and 0.40% equity investments. As of September 30, 2019, our weighted average total yield of debt and income producing securities at cost and fair value was 8.75% and 8.71%, respectively. As of September 30, 2019 we had investments in 50 portfolio companies with an aggregate fair value of $2,028.5 million.
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
Our investment activity is presented below (information presented herein is at cost unless otherwise indicated) (dollar amounts in thousands).

As of and for the three months ended September 30, 2019
Investments:
Total investments, beginning of period	$1,508,097
New investments purchased	556,960
Net accretion of discount on investments	1,900
Net realized gain (loss) on investments	113
Investments sold or repaid	(47,166)
Total investments, end of period	$2,019,904
Amount of investments funded at principal:
First lien debt investments	$555,927
Second lien debt investments	—
Equity investments	2,800
Total	$558,727
Proceeds from investments sold or repaid:
First lien debt investments	$(47,092)
Second lien debt investments	(74)
Equity investments	—
Total	$(47,166)
Number of portfolio companies	50
Weighted average yield on debt and income producing investments, at cost(1)	8.75%
Weighted average yield on debt and income producing investments, at fair value(1)	8.71%
Percentage of debt investments bearing a floating rate	100%
Percentage of debt investments bearing a fixed rate	0%
(1)Computed as (a) the annual stated interest rate or yield plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on accruing debt included in such securities, divided by (b) total first lien and second lien debt (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
Our investments consisted of the following (dollar amounts in thousands):

	September 30, 2019			December 31, 2018
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$1,980,057	$1,987,819	98.00%	$542,395	$538,983	98.84%
Second lien debt	31,847	32,531	1.60	6,358	6,342	1.16
Equity investments	8,000	8,103	0.40	—	—	—
Total	$2,019,904	$2,028,453	100.00%	$548,753	$545,325	100.00%

Results of Operations
Comparative financial statements are not presented as we had not begun operations as of the year ago period. We were initially capitalized on September 14, 2018 and commenced our operations on November 20, 2018. The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Total investment income	$38,590	83,468
Less: Net expenses	17,480	42,772
Net investment income	21,110	40,696
Net unrealized appreciation (depreciation)	(1,741)	12,962
Net realized gain (loss)	118	3,396
Net increase (decrease) in net assets resulting from operations	$19,487	$57,054
Investment Income
Investment income, was as follows (dollar amounts in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Interest income	$38,507	$82,802
Fee income	83	666
Total investment income	$38,590	$83,468
For the three and nine months ended September 30, 2019, total investment income was driven by our deployment of capital and increased invested balance of investments.  The size of our investment portfolio at fair value increased from $545.3 million at December 31, 2018 to $2,028.5 million at September 30, 2019. With the exception of two equity investments (which represented 0.40% of the total fair value of the portfolio), all investments were income producing senior secured debt investments.  There were no loans on non-accrual status as of September 30, 2019 and December 31, 2018.
Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Interest expense	$8,606	$21,061
Management fees	3,599	7,590
Income based incentive fee	3,718	7,473
Capital gains incentive fee	(243)	1,819
Professional fees	417	964
Board of Trustees' fees	105	329
Administrative service expenses	213	1,045
Other general and administrative	540	1,919
Amortization of offering costs	325	742
Total expenses	17,280	42,942
Expense support	—	(570)
Recoupment of expense support	200	400
Net expenses	$17,480	$42,772

Interest expense for the three and nine months ended September 30, 2019 was driven by $731.7 million and $580.3 million, respectively, of average borrowings (at an average effective interest rate, including unused fees, of 4.48% and 4.59%, respectively) under our credit facilities related to borrowing for investments.

Management fees and income based incentive fees for the three and nine months ended September 30, 2019 were driven by our deployment of capital. For the three and nine months ended September 30, 2019, there was $24.8 million and $49.8 million of pre-incentive fee net investment income which resulted in income based incentive fees of $3.7 million and $7.5 million, respectively.
For the three and nine months ended September 30, 2019, we recorded a capital gains incentive fee of $(0.2) million and $1.8 million based upon our cumulative net realized and unrealized gains as of September 30, 2019 in the amount of $12.1 million. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.
Organization costs and offering costs include expenses incurred in our initial formation and our Private Offering. Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of us. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for us. Other general and administrative expenses include insurance, filing, research, our sub-administrator, subscriptions and other costs.
For the three months ended September 30, 2019, the Adviser recouped $0.2 million of expense support provided to us in previous periods. For the nine months ended September 30, 2019, the Adviser provided expense support of $0.6 million, partially offset with $0.4 million of recoupments. The Adviser may elect to provide additional expense support to us, subject to future Reimbursement Payments pursuant to the Expense Support Agreement described above in “—Key Components of Our Results of Operations—Expenses.”
Income Taxes, Including Excise Taxes
We elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.
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
Net Unrealized Gain (Loss)
Net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Net unrealized gain (loss) on investments	$(1,881)	$12,821
Net unrealized gain (loss) on forward purchase obligation	154	222
Net unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(14)	(81)
Net unrealized gain (loss)	$(1,741)	$12,962
For the three months ended September 30, 2019, the net unrealized gains on investments were primarily driven by decreases in the value of our syndicated loan portfolio of $8.4 million partially offset by increases to our originated loan portfolio of $6.6 million.
For the nine months ended September 30, 2019, the net unrealized gains on investments were primarily driven by increases in the value of our syndicated loan portfolio, originated loan portfolio and our borrowings denominated in foreign currency of $8.7 million, $3.4 million and $0.7 million, respectively.

Net Realized Gain (Loss)
For the three and nine months ended September 30, 2019, we generated net realized gains of $0.1 million and $3.4 million, respectively, resulting primarily from full or partial sales of syndicated loans.
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
As of September 30, 2019, we had three revolving credit facilities outstanding, as described in “—Borrowings” below. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2019, we had an aggregate amount of $777.4 million of senior securities outstanding and our asset coverage ratio was 277.3%. The independent members of our Board and our sole initial shareholder approved our asset coverage limit of 150% pursuant to Section 61(a)(2) of the 1940 Act effective September 25, 2018. As of such date, our initial shareholder was the only holder of our shares and it waived the right to receive repurchase offers pursuant to Section 61(a)(2)(D)(ii) of the 1940 Act. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and cash equivalents as of September 30, 2019, taken together with our $1,097.6 million of available capacity under our credit facilities (subject to borrowing base availability) and our $1,326.5 million of uncalled Capital Commitments is expected to be sufficient for our investing activities and to conduct our operations in the near term.
As of September 30, 2019, we had $135.5 million in cash and cash equivalents. During the nine months ended September 30, 2019, cash used in operating activities was $1,557.1 million, primarily as a result of funding portfolio investments of $1,831.4 million and a decrease in payables for investments purchased of $149.5 million; partially offset by proceeds from sale of investments of $367.7 million. Cash provided by financing activities was $1,686.3 million during the period, which was primarily the result of proceeds from the issuance of shares of $1,113.5 million, net borrowings on our credit facilities of $593.1 million; partially offset by dividends paid in cash of $17.7 million.
Equity
The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2019 (dollar amounts in millions, unless otherwise noted):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
January 24, 2019	5,666,095	$142.1
March 28, 2019	9,818,817	247.5
June 27, 2019	12,453,261	319.7
August 9, 2019	1,401,367	36.1
September 25, 2019 (1)	14,686,050	377.3
Total	44,025,590	$1,122.7
(1)On September 11, 2019, we issued a capital call and delivered capital drawdown notices totaling $377.3 million, of which $9.2 million was received subsequent to September 30, 2019 and recorded as a subscription receivable on the Consolidated Statements of Assets and Liabilities.

During the three months ended September 30, 2019, we entered into Subscription Agreements with a number of investors providing for the private placement of our shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our shares up to the amount of their respective capital commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of September 30, 2019, we had received Capital Commitments totaling $2,688.5 million ($1,326.5 million remaining undrawn), of which $65.0 million ($31.9 million remaining undrawn) are from affiliated entities of the Adviser.
Distributions and Dividend Reinvestment

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2019 (dollar amounts in thousands, unless otherwise noted):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount	DRIP Shares Value	DRIP Shares Issued
January 22, 2019	January 23, 2019	May 15, 2019	$0.1239	$1,192	$—	—
February 28, 2019	March 27, 2019	May 15, 2019	0.3536	5,406	469	18,566
March 26, 2019	March 31, 2019	May 15, 2019	0.0225	565	50	2,039
June 26, 2019	June 26, 2019	August 14, 2019	0.4780	12,010	1,743	67,986
June 26, 2019	June 30, 2019	August 14, 2019	0.0220	827	5	178
August 8, 2019 (1)	August 8, 2019	November 14, 2019	0.2120	7,967
September 24, 2019 (1)	September 24, 2019	November 14, 2019	0.2554	9,973
September 24, 2019 (1)	September 30, 2019	November 14, 2019	0.0326	1,752
Total distributions			$1.5000	$39,692	$2,267	88,769
(1)The number of shares issued under the DRIP for this distribution will be determined on each respective distribution payment date.
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
Borrowings
Our outstanding debt obligations were as follows (dollar amounts in thousands):

	September 30, 2019
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$400,000	$—	$—	$400,000	$274,442
JPM SPV Facility(3)	600,000	250,033	250,033	349,967	39,982
BNP SPV Facility	875,000	527,336	527,336	347,664	61,415
Total	$1,875,000	$777,369	$777,369	$1,097,631	$375,839

	December 31, 2018
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$200,000	$—	$—	$200,000	$174,032
JPM SPV Facility	300,000	120,000	120,000	180,000	22,966
BNP SPV Facility	400,000	65,000	65,000	335,000	5,183
Total	$900,000	$185,000	$185,000	$715,000	$202,181

(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility's borrowing base.

(3)Under the JPM SPV Facility, we may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2019, we had borrowings denominated in Euros (EUR) of EUR 23.9 million. As of December 31, 2018, all borrowings outstanding were in USD.
For the three and nine months ended September 30, 2019, the weighted average interest rate on all borrowings outstanding was 4.48% and 4.59% (including unused fees), respectively, and the average principal debt outstanding was $731.7 million and $580.3 million, respectively
For additional information on our debt obligations see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 6. Borrowings."
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements.  As of September 30, 2019 and December 31, 2018, we had delayed draw term loans with an aggregate of $102.1 million and $54.7 million of unfunded commitments, respectively.
Warehousing Transactions
We entered into two Warehousing Transactions whereby we agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with the Adviser. Such Warehousing Transactions were designed to assist us in deploying capital upon receipt of drawdown proceeds. The Middle Market Warehouse related primarily to originated or anchor investments in middle market loans.  The Syndicated Warehouse related primarily to broadly syndicated loans prior to the acquisition of the equity interests of the Syndicated Warehouse by us and merger of the Syndicated Warehouse with our wholly-owned subsidiary, as described below. See—“Item 1A.—Risk Factors — Risks Related to an Investment in the Shares — Risks related to the Warehousing Transactions” in our annual report on Form 10-K for the year ended December 31, 2018.
For additional information on our Warehousing Transactions see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 7. Commitments and Contingencies."
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2019, management is not aware of any pending or threatened litigation.
Contractual Obligations
A summary of our contractual payment obligations under our credit facilities and our forward purchase obligation as of September 30, 2019, is as follows (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Facility	$—	$—	$—	$—	$—
JPM SPV Facility	250,033	—	—	250,033	—
BNP SPV Facility	527,336	—	—	527,336	—
Total Contractual Obligations	$777,369	$—	$—	$777,369	$—

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
Recent Developments
From October 1, 2019 through November 12, 2019, we made new investment commitments of approximately $1,004 million, of which approximately $893 million had been funded.
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
As of September 30, 2019, 100% of our debt investments at fair value were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2019, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$61,684	$(23,321)	$38,363
Up 200 basis points	41,122	(15,547)	25,575
Up 100 basis points	20,561	(7,774)	12,787
Down 100 basis points	(20,561)	7,774	(12,787)
Down 200 basis points	(20,972)	15,547	(5,425)
Down 300 basis points	(20,972)	15,703	(5,269)

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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits

3.1
Third Amended and Restated Agreement and Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 19, 2019).

10.1
Third Amendment to the Revolving Credit Agreement between BGSL Breckenridge Funding LLC, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated September 27, 2019.*

10.2
Second Amendment to Loan and Security Agreement between BGSL Jackson Hole Funding LLC, the Company, the lenders party thereto, Citibank, N.A., Virtus Group, LP and JPMorgan Chase Bank, National Association, dated September 20, 2019.*

10.3	First Amendment to Revolving Credit Agreement between the Company, Bank of America, N.A. and the other lender parties thereto, dated September 16, 2019.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackstone / GSO Secured Lending Fund

Date:	November 13, 2019	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer

Date:	November 13, 2019	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer
Chief Financial Officer