Form 10-K
period 2019-12-31
Blackstone / GSO Secured Lending Fund
filed 2020-02-28
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Common shares of beneficial interest, par value $0.001
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      YES  ☐   NO  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐   NO  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒   NO  ☐
Indicate by check mark whether the Registrant has submitted electronically  every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit  such files).    YES  ☒   NO  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒
As of December 31, 2019, there was no established public market for the registrant’s common stock.
The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of February 21, 2020 was 81,234,495.

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
•our ability to maintain our qualification as a regulated investment company and as a business development company (“BDC”);
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

PART I
Item 1. Business.
Our Company
Blackstone / GSO Secured Lending Fund was formed on March 26, 2018 as a Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (together with the  rules and regulations promulgated thereunder, the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company (a “RIC”) under the Internal Revenue Code of  1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”). We are managed by our Adviser. GSO Capital Partners LP (the “Administrator” and, collectively with its affiliates in the credit-focused business of The Blackstone Group Inc., “GSO,” which, for the avoidance of doubt, excludes Harvest Fund Advisors LLC and Blackstone Insurance Solutions) provides the administrative services necessary for us to operate.
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation.
Under normal market conditions, we generally expect to invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in secured debt investments (including investments that are secured by equity interests). Our portfolio is composed primarily of first lien senior secured and unitranche loans (including first out/last out loans), generally with total investment sizes less than $300 million, which criteria may change from time to time. To a lesser extent, we have and may continue to also invest in second lien, third lien, unsecured or subordinated loans, generally with total investment sizes less than $100 million, which criteria may change from time to time, and other debt and equity securities. We do not currently expect to focus on investments in issuers that are distressed or in need of rescue financing. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other GSO funds.  As of December 31, 2019, based on fair value, our portfolio consisted of 98.50% first lien senior secured investments and unitranche loans, 1.05% second lien debt investments and 0.45% equity investments. All of our debt investments as of December 31, 2019 are floating rate in nature, all of which are subject to an interest rate floor. As of December 31, 2019 we had investments in 56 portfolio companies, with a weighted average debt investment size in each of our portfolio companies of approximately $55.0 million based on fair value.
  We generally intend to distribute substantially all of our available earnings annually by making quarterly cash distributions. We use leverage and intend to continue to use leverage for our investment activities. We use and intend to continue to use leverage, which is permitted up to the maximum amount allowed by the 1940 Act (currently limited to a debt-to-equity ratio of 2:1), to enhance potential returns. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Borrowings.”
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
In conducting our investment activities, we believe that we benefit from the significant scale and resources of GSO, including our Adviser and its affiliates, subject to the policies and procedures of The Blackstone Group Inc. (collectively with its affiliates as the context requires, “Blackstone”) regarding the management of conflicts of interest. In order to source transactions, the Adviser utilizes its significant access to transaction flow, along with its trading platform. The Adviser seeks to generate investment opportunities through direct origination channels as well as through syndicate and club deals. With respect to GSO’s origination channel, the global presence of GSO generates access to a substantial amount of directly originated transactions with what we believe to be attractive investment characteristics. With respect to syndicate and club deals (i.e., where a limited number of investors participate in a loan transaction), GSO has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. GSO employs a rigorous investment process and defensive investment approach to evaluate all potential opportunities with a focus on long-term credit performance and principal protection. The investment professionals employed by GSO have spent their careers developing the resources necessary to invest in private companies. Before undertaking an investment, the Adviser’s transaction team conducts a thorough and rigorous due diligence review of the opportunity to ensure the company fits our investment strategy.

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
We pay our Adviser a management fee at an annual rate of (i) prior to an Exchange Listing (defined below), 0.75%, and (ii) following an Exchange Listing, 1.0%, in each case of the average value of our gross assets at the end of the two most recently completed calendar quarters. We also pay the Adviser incentive fees based on income and capital gains. See “—Investment Advisory Agreement.”
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
Our Administrator
GSO Capital Partners LP, a Delaware limited partnership, serves as our Administrator. The principal executive offices of GSO Capital Partners LP are located at 345 Park Avenue, New York, New York 10154. We reimburse the Administrator for its costs, expenses and allocable overhead (including compensation of personnel performing administrative duties) in connection with administrative services performed for us. See “—Administration Agreement.”
GSO
GSO is part of Blackstone’s credit-focused platform and is the primary part of its credit reporting segment. Blackstone’s asset management businesses include investment vehicles focused on real estate, private equity, public debt and equity, growth equity, opportunistic, non-investment grade credit, real assets and secondary funds, all on a global basis.
Blackstone’s four business segments are real estate, private equity, hedge fund solutions and credit. Through its different investment businesses, as of December 31, 2019, Blackstone had total assets under management of approximately $571 billion. As of December 31, 2019, GSO’s asset management operation had aggregate assets under management of approximately $124 billion across multiple strategies within the leveraged finance marketplace, including loans, high yield bonds, distressed and mezzanine debt and private equity, including hedge funds. GSO, through its affiliates, employed approximately 404 people in New York, London, Houston and Dublin as of January 1, 2020. As of January 1, 2020, GSO had a 76 person U.S. Direct Lending team (excluding Dwight Scott, Global Head of GSO) focused on the sourcing, structuring, execution management and realization of performing credit investments (which includes those professionals who focus primarily on direct lending investments).  GSO believes that the depth and breadth of its team provides it with a significant competitive advantage in sourcing product on a global basis, structuring transactions and actively managing investments in the portfolio.
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
Large Target Market. Middle market companies represent a large and growing portion of the U.S. economy. According to the National Center for the Middle Market, there were nearly 200,000 middle market companies in the United States with annual revenues between $10 million and $1 billion, as of December 31, 2019. As of December 31, 2019, these middle market companies represented $7.0 trillion of the U.S. gross domestic product and employed approximately 25% of the nation’s workforce, compared to less than 20% in 2011 (see Middle Market Power Index, Dun & Bradstreet (Jan. 2018); National Center for The Middle Market – 4Q 2019, and the International Monetary Fund as of December 2019.). Further, these middle market companies represent, we believe, a significant portion of the growth segment of the U.S. economy, with 7.5% of revenue growth in the past twelve months as of December 31, 2019 compared to 4.3% for S&P 500 companies, according to the National Center of the Middle Market, and often require substantial capital investment to grow their businesses. Middle market companies have generated a significant number of investment opportunities for investment programs advised by GSO and its affiliates over the past several years, and we believe that this market segment will continue to produce significant investment opportunities for us.
Limited Investment Competition. Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans has declined from 33.1% in 1995 to 8.9% for the year ended December 2019. In addition, due to bank consolidation, the number of banks has also rapidly declined, furthering the lack of supply in middle market lending. As of March 2019, there were approximately 4,605 banks in the U.S., which was only one-third of the number of banks in 1984, according to Federal Reserve Economic Data.
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

Scale of GSO Platform
We believe that the breadth and scale of GSO’s approximately $124 billion platform, as of December 31, 2019, gives GSO a distinct competitive advantage in sourcing proprietary investment opportunities and provides GSO with a differentiated capability to invest in large, complex opportunities. GSO covers approximately 930 corporate credits globally and has focused primarily on the non-investment grade corporate credit market since its inception in 2005. GSO expects that in the current environment, in which committed capital from banks remains scarce (as tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured debt to middle market companies represented 12% of the overall middle market loan volume in 2019, down from nearly 20% in 2011), the ability to provide flexible, well-structured capital commitments in appropriate sizes will enable GSO to command more favorable terms for its investments. GSO believes that it occupies a differentiated position in the leveraged finance market, with investment activities that span a broad array of public and private market strategies. We believe this presence enables GSO to identify opportunities early and select those investments that GSO believes offer the most attractive risk-adjusted return profile. In addition, when banks are facing difficulties in syndicating new issues, GSO’s ability to serve as a large “anchor” investor can help facilitate the successful completion of a transaction. We believe the depth of the experience of GSO’s senior management team, together with the wider resources of GSO’s team of investment professionals (the “Investment Team”), which is dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, will provide us with a significant competitive advantage in sourcing and analyzing what we believe to be attractive investment opportunities.
Sourcing and Origination Capabilities
As of January 1, 2020, GSO had a 76 person U.S. Direct Lending team (excluding Dwight Scott, Global Head of GSO) focused on the sourcing, structuring, execution, management and realization of performing credit investments (which includes those professionals who focus primarily on direct lending investments). We believe that GSO’s strong reputation and longstanding relationships with corporate boards, management teams, leveraged buyout sponsors, financial advisors, and intermediaries position GSO as a partner and counterparty of choice and provides us with superior sourcing capabilities. In GSO’s experience, these relationships help drive substantial proprietary deal flow and insight into investment opportunities.
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
Long-Term Investment Horizon
Our long-term investment horizon gives us greater flexibility, which we believe allows us to maximize returns on our investments. Unlike most private equity and venture capital funds, as well as many private debt funds, we will not be required to return capital to our shareholders once we exit a portfolio investment. We believe that freedom from such capital return requirements, which allows us to invest using a longer-term focus, provides us with a better opportunity to increase total returns on invested capital compared to other private company investment vehicles.

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
Investment Strategy
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We seek to meet our investment objectives by:
•utilizing the experience and expertise of the management team of the Adviser, along with the broader resources of GSO, which include its access to the relationships and human capital of GSO’s parent, Blackstone, in sourcing, evaluating and structuring transactions, subject to Blackstone’s policies and procedures regarding the management of conflicts of interest;
•employing a defensive investment approach focused on long-term credit performance and principal protection, generally lending on a basis of 3.5 times to 5.5 times the borrower’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) (which is generally measured on a forward basis using estimated projections of the Adviser and may include certain adjustments) and at loan-to-value ratios of 50%-65% (with value being the Adviser’s estimate of enterprise value of the borrower) and also seeking favorable financial covenant protections.  The methodology for calculating enterprise value can vary by company and industry, but would typically be based on (i) observable market prices for the company’s debt and equity securities (when available), (ii) comparable company analysis, or (iii) discounted cash flow analysis;
•focusing primarily on loans and securities of private U.S. companies, including syndicated loans, specifically small and middle market companies, which we define as companies with annual revenue of $50 million to $2.5 billion, at the time of investment. Specifically, for our originated investments, we target companies with $25 million to $75 million of EBITDA. In many market environments, we believe such a focus offers an opportunity for superior risk-adjusted returns;
•investing primarily in established, stable enterprises with positive cash flows; and
•maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within our portfolio.
Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in secured debt investments (including investments that are secured by equity interests). Our portfolio is composed primarily of first lien senior secured and unitranche loans (including first out/last out loans), generally with total investment sizes less than $300 million, which criteria may change from time to time. To a lesser extent, we have and may continue to also invest in second lien, third lien, unsecured or subordinated loans, generally with total investment sizes less than $100 million, which criteria may change from time to time, and other debt and equity securities. We do not currently focus on investments in issuers that are distressed or in need of rescue financing.  Subject to the limitations of the 1940 Act, we may invest in loans or other securities the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other GSO funds.
Although we do not expect a significant portion of our portfolio to be composed of second lien, third lien, unsecured or subordinated loans, there is no limit on the amount of such loans in which we may invest, subject to compliance with our 80% policy. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market, directly originated or syndicated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We have and may continue to also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for our common shares of beneficial interest or other equity or the cash value of shares or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm, or a finance company transaction (such as a joint venture). In addition, a portion of our portfolio may be composed of unsecured bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.
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
Stable Companies with Positive Cash Flows. The Adviser intends to invest in established, stable companies which have demonstrated a record of profitability and cash flows over several economic cycles. The Adviser believes such companies are well-positioned to maintain consistent cash flow to service and repay their obligations and maintain growth in their businesses or market share. The Adviser does not intend to invest in start-up companies, companies in turnaround situations or companies with speculative business plans.
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
Diversification. The Adviser seeks to invest broadly among companies and industries, thereby potentially reducing the risk of a downturn in any one company or industry having a disproportionate impact on the value of the Company’s portfolio.
Viable Exit Strategy. In addition to payments of principal and interest, we expect the primary methods for the strategy to realize returns on our investments include refinancings, sales of portfolio companies, and in some cases initial public offerings and secondary offerings. While many debt securities in which we will invest have stated maturities of five to eight years, based on GSO’s past experience, we believe most of these securities will be redeemed or sold prior to maturity.  These securities often have call protection that requires an issuer to pay a premium if it redeems in the early years of an investment. The Investment Team regularly reviews investments and related market conditions in order to determine if an opportunity exists to realize returns on a particular investment.  We believe the Adviser’s ability to utilize the entire resources of GSO, including the public market traders and research analysts, allows the Adviser to gain access to current market information where the opportunity may exist to sell positions into the market at attractive prices.
Investment Process
Our investment activities are managed by our Adviser. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.
The investment professionals employed by GSO have spent their careers developing the resources necessary to invest in private companies. Our transaction process is highlighted below.
Sourcing and Origination
In order to source transactions, the Adviser utilizes its significant access to transaction flow, along with its trading platform. The Adviser seeks to generate investment opportunities primarily through direct origination channels, and also through syndicate and club deals. With respect to GSO’s origination channel, the global presence of GSO generates access to a substantial amount of directly originated transactions with what we believe to be attractive investment characteristics. With respect to syndicate and club deals, GSO has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. We believe that GSO’s strong reputation and longstanding relationships with its broad network will help drive substantial proprietary deal flow and provide a significant pipeline of investment opportunities for us.
Evaluation
Initial Review.  The Investment Team examines information furnished by the target company and external sources, including banks, advisors and rating agencies, if applicable, to determine whether the investment meets our basic investment criteria within the context of proper allocation of our portfolio among various issuers and industries, and offers an acceptable probability of attractive returns with identifiable downside risk. In the case of directly originated transactions, GSO conducts detailed due diligence investigations. For the majority of securities available on the secondary market, a comprehensive analysis is conducted and continuously maintained by a dedicated GSO research analyst, the results of which are available for the transaction team to review.
Credit Analysis/Due Diligence. Before undertaking an investment, the Investment Team conducts a thorough and rigorous due diligence review of the opportunity to ensure the company fits our investment strategy, which may include:
•a full operational analysis to identify the key risks and opportunities of the target’s business, including a detailed review of historical and projected financial results;
•a detailed analysis of industry and customer dynamics, competitive position, regulatory, tax and legal matters;
•on-site visits and customer and supplier reference calls, if deemed necessary;
•background checks to further evaluate management and other key personnel;
•a review by legal and accounting professionals, environmental or other industry consultants, if necessary;
•financial sponsor due diligence, including portfolio company and lender reference checks, if necessary; and
•a review of management’s experience and track record.
Third parties are often involved in the Adviser’s due diligence process, whether they are hired by the Adviser or by the lead sponsor in a transaction. Utilizing consultants to help evaluate a business and test an investment thesis is typically very beneficial. When possible, the Adviser seeks to structure transactions in such a way that our target companies are required to bear the costs of due diligence, including those costs related to any outside consulting work we may require.
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
Once in-depth diligence has begun, the deal team presents updates at regularly-held Investment Committee meetings. The senior team reviews all activity for the prior meeting, with a focus on detailed updates of ongoing situations and in-depth review of all new investment opportunities. The type of diligence materials reviewed at these meetings for each company may include, but are not limited to:
•Detailed historical financial performance
•Financial models with detailed revenue drivers
◦This includes the construction of a base case, a downside case and specifically tailored cases.  This process includes probability-weighted analysis and a range of outcomes analysis.
•Quarterly liquidity analyses
•Industry analysis incorporating internal and external work from research analysts and industry consultants
•Competitive position and market share analysis
•Customer analysis, including revenue, profitability and concentration risk
•Pricing and volume analyses
•Detailed fixed vs. variable cost analysis, and line item analysis of cost of goods sold as well as selling, general and administrative expenses
•Public and private credit and equity comparable analysis
•Accounting quality of earnings analysis
•Legal due diligence
The ultimate results and findings of the investment analysis are compiled in comprehensive investment memoranda that are used as the basis to support the investment thesis and are utilized by the Investment Committee for final investment review and approval.  Each investment requires the consent of the Investment Committee, which may emphasize the following key criteria (among others) in making a decision:
•Company Analysis:  Does the company meet the investment criteria defined by the “GSO Scorecard”?:
◦Leading market share position
◦Sustainable barriers to entry that drive pricing power
◦High-quality management team
◦Stable financials: strong free cash flow generation, high EBIT margins

◦Conservative capital structure with underlying equity value
◦Liquidity to withstand market cycles
•Industry Analysis: Is there a favorable industry structure with respect to customers, suppliers and regulation?
•Due Diligence: Have we fully diligence each of the investment criteria specified by the GSO Scorecard? Have we completely vetted each of the risk factors identified throughout the diligence and Investment Committee process?
•Valuation:  What is the intrinsic value of the business?  How has the business historically generated returns on capital?  Will these returns continue in the future?  What growth opportunities does the business have, if any?  Is there substantial equity value to support the capital structure?
•Risk of Principal Loss & Risk/Reward:  What is the expected recovery in a severe downside case?  Does the expected upside appropriately compensate for risk of loss?
•Return Hurdles:  Is the investment expected to generate a rate of return that meets the Company’s objectives?
•Exit Plan: Do we expect refinancings, a sale of the company, or other exit opportunities?
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
Exit
In addition to payments of principal and interest, we expect the primary methods for the strategy to realize returns on its investments include refinancings, sales of portfolio companies, and in some cases initial public offerings and secondary offerings. While many debt securities in which we will invest have stated maturities of five to eight years, based on GSO’s past experience, we believe most of these securities will be redeemed or sold prior to maturity.  These securities often have call protection that requires an issuer to pay a premium if it redeems in the early years of an investment. However, there is no assurance that our investments will achieve realization events as a result of refinancings, sales of portfolio companies or public offerings and these realization events will become more unlikely when conditions in the loan and capital markets have deteriorated.
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
Investments
As of December 31, 2019 and December 31, 2018, the fair value of our investments was approximately $3,092.4 million and $545.3 million, respectively in 56 and 61 portfolio companies, respectively.
The composition of our investment portfolio at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2019			December 31, 2018
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$3,021,498	$3,046,101	98.50%	$542,395	$538,983	98.84%
Second lien debt	32,782	32,419	1.05	6,358	6,342	1.16
Equity Investments	13,487	13,920	0.45	—	—	—
Total	$3,067,767	$3,092,440	100.00%	$548,753	$545,325	100.00%

The industry composition of our investments at fair value is as follows:

	December 31, 2019	December 31, 2018
Aerospace & Defense	—%	1.27%
Air Freight & Logistics	11.00	—
Building Products	12.23	9.46
Capital Markets	—	0.45
Chemicals	3.79	3.29
Commercial Services & Supplies	8.55	4.17
Construction & Engineering	4.44	2.13
Containers & Packaging	—	0.34
Distributors	18.51	4.64
Diversified Consumer Services	—	1.98
Diversified Financial Services	2.51	1.38
Diversified Telecommunication Services	—	0.88
Electronic Equipment, Instruments & Components	0.46	—
Energy Equipment & Services	2.60	3.96
Health Care Equipment & Supplies	1.78	7.29
Health Care Providers & Services	4.75	17.97
Health Care Technology	0.08	0.53
Hotels, Restaurants & Leisure	1.52	16.98
Industrial Conglomerates	1.01	—
Insurance	—	0.18
Interactive Media & Services	1.51	—
Internet & Direct Marketing Retail	1.35	—
IT Services	3.66	2.59
Machinery	1.63	0.88
Media	0.95	2.88
Oil, Gas & Consumable Fuels	4.81	0.35
Professional Services	1.76	1.31
Real Estate Management & Development	—	0.90
Software	3.03	6.24
Specialty Retail	6.07	1.66
Technology Hardware, Storage & Peripherals	1.06	—
Trading Companies & Distributors	0.21	2.18
Transportation Infrastructure	0.73	4.11
Total	100.00%	100.00%

The geographic composition of our investments at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2019
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,675,743	$2,698,272	87.25%	161.27%
Canada	261,911	263,704	8.53	15.76
Luxembourg	130,113	130,464	4.22	7.80
Total	$3,067,767	$3,092,440	100.00%	184.83%

	December 31, 2018
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$542,891	$539,541	98.94%	228.26%
United Kingdom	5,862	5,784	1.06	2.45
Total	$548,753	$545,325	100.00%	230.71%
See the Consolidated Schedule of Investments as of December 31, 2019 and December 31, 2018  in our consolidated financial statements in “Item 8. Consolidated Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.
As of December 31, 2019 and December 31, 2018, we had outstanding commitments to fund delayed draw term loans totaling $179.4 million and $54.7 million, respectively.
Capital Resources and Borrowings
As a RIC, we intend to distribute substantially all of our net income to our stockholders. We anticipate generating cash in the future from the issuance of shares and cash flows from operations, including interest received on our debt investments.
Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2019 and December 31, 2018, our asset coverage was 215.1% and 227.8%, respectively.
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
Our contractual obligations consisted of the following as of December 31, 2019 (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Facility	$119,752	$119,752	$—	$—	$—
Jackson Hole Funding Facility	514,151	—	—	514,151	—
Breckenridge Funding Facility	820,311	—	—	820,311	—
Big Sky Funding Facility	—	—	—	—	—
Total Contractual Obligations	$1,454,214	$119,752	$—	$1,334,462	$—

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
Warehousing Transactions
We entered into two warehousing transactions whereby we agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with the Adviser. Such warehousing transactions were designed to assist us in deploying capital upon receipt of drawdown proceeds. One of these warehousing transactions related primarily to originated or anchor investments in middle market loans (the “Middle Market Warehouse”).  The other warehouse related primarily to broadly syndicated loans (the “Syndicated Warehouse” and, together with the Middle Market Warehouse, the “Warehousing Transactions”) prior to the acquisition of the equity interests of the Syndicated Warehouse by us and merger of the Syndicated Warehouse with our wholly-owned subsidiary, as described below. Both the Middle Market Warehouse and the Syndicated Warehouse have been terminated.
Investment Advisory Agreement
The Adviser provides management services to us pursuant to the Investment Advisory Agreement. The Investment Advisory Agreement has been approved by the Board.  Under the terms of the Investment Advisory Agreement, the Adviser is responsible for the following:
•determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes in accordance with our investment objective, policies and restrictions;
•identifying investment opportunities and making investment decisions for us, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on our behalf;
•monitoring our investments;
•performing due diligence on prospective portfolio companies;
•exercising voting rights in respect of portfolio securities and other investments for us;
•serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies;
•negotiating, obtaining and managing financing facilities and other forms of leverage; and
•providing us with such other investment advisory and related services as we may, from time to time, reasonably require for the investment of capital.
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
Management Fee
The management fee is payable quarterly in arrears at an annual rate of (i) prior to an Exchange Listing, 0.75%, and (ii) following an Exchange Listing, 1.0%, in each case of the average value of our gross assets at the end of the two most recently completed calendar quarters. For the first calendar quarter in which the Company had operations, gross assets were measured as the average of gross assets at the Initial Drawdown Date (as defined below) and at the end of such first calendar quarter. For purposes of the Investment Advisory Agreement, "gross assets" means our total assets determined on a consolidated basis in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), excluding undrawn commitments but including assets purchased with borrowed amounts. If an Exchange Listing occurs on a date other than the first day of a calendar quarter, the management fee shall be calculated for such calendar quarter at a weighted rate calculated based on the fee rates applicable before and after the Exchange Listing based on the number of days in such calendar quarter before and after the Exchange Listing.
Incentive Fee

The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.
(i) Incentive Fee on Pre-Incentive Fee Net Investment Income
The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the management fee, expenses payable under the administration agreement entered into between us and the Administrator (the “Administration Agreement”), and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee).
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
Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of return of 1.5% per quarter (6.0% annualized).
Prior to an Exchange Listing, we pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
•no incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.5%;
•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.76% (7.06% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.76%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 15% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.76% in any calendar quarter; and
•15% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.76% (7.06% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 15% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.
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
Percentage of Pre-Incentive Fee Net Investment Income
Allocated to Quarterly Incentive Fee
Following an Exchange Listing, we will pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
•no incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.5%;

•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.82% (7.27% annualized). The “catch-up” is meant to provide the Adviser with approximately 17.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.82% in any calendar quarter; and
•17.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.82% (7.27% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 17.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.
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
(ii) Incentive Fee on Capital Gains
The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year (or at the time of an Exchange Listing) in arrears.
Prior to an Exchange Listing, the amount payable equals:
•15% of cumulative realized capital gains from inception through the end of such calendar year (or upon an Exchange Listing), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.
Following an Exchange Listing, the amount payable equals:
•17.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.
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
The fees that are payable under the Investment Advisory Agreement for any partial period are appropriately prorated.
Administration Agreement
Under the terms of the Administration Agreement, the Administrator will provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of net asset value (“NAV”), compliance monitoring (including diligence and oversight of our other service providers),  preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of our Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including compensation of personnel performing administrative duties) in connection with the services performed for us pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party. The Administrator has hired a sub-administrator to assist in the provision of administrative services. The sub-administrator receives compensation for its provision of sub-administrative services under a sub-administration agreement.
Certain Terms of the Investment Advisory Agreement and Administration Agreement
Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board.  Unless earlier terminated as described below, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent trustees. We may terminate the Investment Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.  The decision to terminate either agreement may be made by a majority of the Board or the shareholders holding a majority outstanding voting securities, which means the lesser of (1) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company.  In addition, the Adviser may terminate the Investment Advisory Agreement or the Administrator may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice.  The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.
The Adviser and the Administrator shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by the Company in connection with the matters to which the Investment Advisory Agreement  and Administration Agreement, respectively, relate, provided that the Adviser and Administrator shall not be protected against any liability to the Company or its shareholders to which the Adviser or Administrator would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“disabling conduct”). Each of the Investment Advisory Agreement and the Administration Agreement provides that, absent disabling conduct, each of our Adviser and our Administrator, as applicable, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Adviser’s services under the Investment Advisory Agreement and our Administrator’s services under the Administration Agreement or otherwise as adviser or administrator for us. The Adviser and the Administrator shall not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by the Adviser or the Administrator in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where the Adviser or Administrator had reasonable cause to believe its conduct was unlawful.
Expense Support
On December 12, 2018, we entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with the Adviser.  The Expense Support Agreement provides that, at such times as the Adviser determines, the Adviser may pay certain expenses of the Company, provided that no portion of the payment will be used to pay any of our interest expense (each, an “Expense Payment”). Such Expense Payment must be made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from the Adviser to pay such expense, and/or by an offset against amounts due from us to the Adviser or its affiliates. Following any calendar quarter in which Available Operating Funds (as defined in the Expense Support Agreement) exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (such amount referred to as the “Excess Operating Funds”), we shall pay such Excess Operating Funds, or a portion thereof (each, a “Reimbursement Payment”), to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter have been reimbursed. The amount of the Reimbursement Payment for any calendar quarter shall equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser. The Expense Support Agreement provides additional restrictions on the amount of each Reimbursement Payment for any calendar quarter. The Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, so that such Reimbursement Payment may be reimbursable in a future calendar quarter.
Distributions
We generally intend to distribute substantially all of our available earnings annually by paying distributions on a quarterly basis, as determined by the Board in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions (particularly during the early stages of our operations) or year-to-year increases in cash distributions. We anticipate that our distributions will generally be paid from post-offering taxable earnings, including interest and capital gains generated by our investment portfolio, and any other income, including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees, that we receive from portfolio companies. However, if we do not generate sufficient taxable earnings during a year, all or part of a distribution may constitute a return of capital. The specific tax characteristics of our dividends and other distributions are reported to shareholders after the end of each calendar year.
Dividend Reinvestment Plan
We have adopted a dividend reinvestment plan, pursuant to which we reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
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
Our Private Offering
We are conducting a private offering (the “Private Offering”) of shares (i) to accredited investors (as defined in Regulation D under the U.S. Securities Act of 1933, as amended (the “1933 Act”)) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the 1933 Act), in reliance on exemptions from the registration requirements of the 1933 Act. Shares will be offered for subscription continuously throughout the period during which the Private Offering remains open.  Shares will be offered for subscription continuously throughout the Initial Closing Period (as defined below) and may be offered from time to time thereafter.  At each closing of the Private Offering, each investor participating in that closing will make a capital commitment (a “Capital Commitment”) to purchase our shares pursuant to a subscription agreement relating to the shares (the “Subscription Agreement”). Investors will be required to fund drawdowns to purchase our shares up to the amount of their respective Capital Commitments on an as-needed basis each time we deliver a notice to the investors.

We expect closings of the Private Offering will occur, from time to time, in the Adviser’s sole discretion, during the two-year period following the initial closing of Capital Commitments (which initial closing took place on October 31, 2018) (the “Initial Closing Period”), but the Adviser may modify the Initial Closing Period if approved by the Board, which could extend the Initial Closing Period up to an additional year. We may accept and draw down Capital Commitments from investors throughout the Initial Closing Period.
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
We commenced our loan origination and investment activities contemporaneously with the receipt of the initial drawdown from investors in the Private Offering (the “Initial Drawdown”) on November 20, 2018.  The proceeds from the Initial Drawdown and borrowings from our credit facilities provided us with the necessary capital to commence operations.  See “—Credit Facilities.” We anticipate raising additional equity capital for investment purposes through additional closings under the Private Offering.
We have entered, and expect to continue to enter, into separate Subscription Agreements with a number of investors providing for the private placement of shares pursuant to the Private Offering and may enter into additional Subscription Agreements from time to time. We deliver drawdown requests at least ten business days prior to the required funding date. For Initial Capital Commitments, purchases of our shares are generally made first by holders with the largest percentage of their Initial Capital Commitments undrawn and then, once all holders have the same percentage of undrawn Initial Capital Commitments outstanding, pro rata in accordance with remaining Initial Capital Commitments of all investors.
The offering price per share at the Initial Drawdown Date was $25. Following the Initial Drawdown Date, shares have been and will be offered on a private placement basis at a price based on our NAV per share, which is approved by our Board and at all times consistent with U.S. GAAP. Each offering has been and will be subject to the limitations of Section 23(b) under the 1940 Act (which generally prohibits us from issuing shares at a price below the then-current NAV of the shares as determined within 48 hours, excluding Sundays and holidays, of such issuance (taking into account any investment valuation adjustments from the latest quarterly valuation date in accordance with the Company’s valuation policy), subject to certain exceptions). In order to more fairly allocate organizational and offering expenses among all shareholders, investors subscribing after the Initial Drawdown Date will be required to bear a pro rata portion of such expenses at the time of their first investment in the Company.
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
For additional information concerning the competitive risks we face, see “Item 1A.—Risk Factors—Risks Related To Our Business And Structure.”
Employees
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Investment Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of our executive officers described herein is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates. The Investment Team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments.
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
•The Audit Committee reviews the valuation recommendations made by the Adviser's Valuation Committee, including the independent valuation firms' valuations, and once approved, recommends them for approval by the Board; and
•The Board reviews the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Audit Committee, the Adviser's Valuation Committee and, where applicable, the independent valuation firms.

Valuation of each of our investments will generally be made as described above as of the end of each fiscal quarter. In cases where we determine our NAV at times other than a quarter end, we intend to update the value of securities with market quotations to the most recent market quotation. For securities without market quotations, non-quarterly valuations will generally be the most recent quarterly valuation unless a material event has occurred since the most recent quarter end with respect to the investment. Independent valuation firms are generally not used for non-quarterly valuations.
As part of the valuation process, the Board, or its delegates under this valuation policy, takes into account relevant factors in determining the fair value of its investments, many of which are loans, including and in combination, as relevant, of: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Board or its delegates consider whether the pricing indicated by the external event corroborates its valuation. See Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5. Fair Value Measurements.”

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
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which:
(a)is organized under the laws of, and has its principal place of business in, the United States;
(b)is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)satisfies any of the following:
(i)does not have any class of securities that is traded on a national securities exchange;
(ii)has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
(iii)is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or
(iv)is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
(2)Securities of any Eligible Portfolio Company controlled by the BDC.
(3)Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and the BDC already owns 60% of the outstanding equity of the Eligible Portfolio Company.
(5)Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
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
Leverage and Senior Securities; Coverage Ratio. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On September 25, 2018, our sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. In addition, while any senior securities remain outstanding, we are required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.
We have established asset based credit facilities and a subscription facility and may establish future facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. Our existing financing facilities bear, and it is anticipated that any future credit facilities will bear interest at floating rates at to be determined spreads over LIBOR. Shareholders indirectly bear the costs associated with any borrowings under a credit facility or otherwise, including increased management fees payable to the Adviser as a result of such borrowings. Our current credit facilities require us, and future lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.
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
We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. Debt securitizations (including in CLOs) are a form of secured financing, which would generally be consolidated on our financial statements and subject to our overall asset coverage requirement. There can be no assurance that we will be able to obtain a CLO debt securitization on favorable terms or at all or that any such financing will benefit our investment performance. We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.
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
Proxy Voting Policies and Procedures
Shareholders have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines are reviewed periodically by the Adviser, and, accordingly, are subject to change.
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
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Definitive Proxy Statement on Schedule 14A, and our directors, officers and 10% beneficial owners file reports on Forms 3, 4 and 5 pursuant to section 13(a), 15(d) or 16(a) of the 1934 Act. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information. We have made available free of charge on our website (www.bgsl.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, our current reports on Form 8-K and our governing documents.
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
The Company has elected to be treated, and intends to qualify each taxable year, as a RIC under Subchapter M of the Code.
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
Item 1A. Risk Factors.
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
The Investment Advisory Agreement has been approved pursuant to Section 15 of the 1940 Act. In addition, the Investment Advisory Agreement has termination provisions that allow the parties to terminate the agreement. The Investment Advisory Agreement may be terminated at any time, without penalty, by us or by the Adviser, upon 60 days’ notice. If the Investment Advisory Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event the Investment Advisory Agreement is terminated, it may be difficult for us to replace the Adviser. Moreover, it will be an event of default under the Subscription Facility (defined below) if our Adviser or an affiliate of our Adviser ceases to manage us, which could result in the immediate acceleration of the amounts due under our credit facilities.
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
We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all Capital Commitments successfully. In addition, privately-negotiated investments in loans and illiquid securities of private middle market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our shares. Our shareholders will have no input with respect to investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our shares. To the extent we are unable to deploy all Capital Commitments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.  There is no assurance that we will be able to consummate investment transactions or that such transactions will be successful.  GSO, the Company and their affiliates may also face certain conflicts of interests in connection with any transaction, including any warehousing transaction involving an affiliate.
We generally expect to call capital for investment purposes only at the time we have identified investment opportunities, but we may call capital even if we do not have investments identified for some or all of the capital being called. Until such time as we invest the proceeds of such capital calls in portfolio companies, we may use these amounts to repay indebtedness or pay distributions and we may also invest these amounts in cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of investments in secured debt (including senior secured, unitranche and second lien debt) and unsecured debt (including senior unsecured and subordinated debt), as well as related equity securities.
As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, by our Board. There is not a public market for the securities of the privately-held companies in which we invest. Many of our investments are not be publicly-traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith by our Board as required by the 1940 Act. In connection with striking a NAV as of a date other than quarter end for share issuances and repurchases, the Company will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter end process.
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
To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. Depending on how these CLOs are structured, an interest in any such CLO held by us may be considered a “non-qualifying” portfolio investment for purposes of the 1940 Act.
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
We generally do not control our portfolio companies.
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
We are exposed to risks associated with changes in interest rates.
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
During periods of falling interest rates, payments under the floating rate debt instruments that we hold would generally decrease, resulting in less revenue to us. In the event of a sharply rising interest rate environment, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, fixed-rate debt instruments may decline in value because the fixed rates of interest paid thereunder may be below market interest rates.

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
LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. Regulators and law-enforcement agencies from a number of governments, including entities in the United States, Japan, Canada and the United Kingdom, have conducted or are conducting civil and criminal investigations into whether the banks that contribute to the British Bankers’ Association (the “BBA”) in connection with the calculation of daily LIBOR may have been manipulating or attempting to manipulate LIBOR. Several financial institutions have reached settlements with the U.S. Commodities Futures Trading Commission, the U.S. Department of Justice Fraud Section and the United Kingdom Financial Conduct Authority in connection with investigations by such authorities into submissions made by such financial institutions to the bodies that set LIBOR and other interbank offered rates. Additional investigations remain ongoing with respect to other major banks. There can be no assurance that there will not be additional admissions or findings of rate-setting manipulation or that manipulations of LIBOR or other similar interbank offered rates will not be shown to have occurred. ICE Benchmark Administration Limited assumed the role of LIBOR administrator from the BBA on February 1, 2014. Any new administrator of LIBOR may make methodological changes to the way in which LIBOR is calculated or may alter, discontinue or suspend calculation or dissemination of LIBOR. Additional findings of manipulation may decrease the confidence of the market in LIBOR and lead market participants to look for alternative, non-LIBOR based types of financing, such as fixed rate loans or bonds or floating rate loans based on non-LIBOR indices.
On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR as a benchmark by the end of 2021. It is expected that a number of private-sector banks currently reporting information used to set LIBOR will stop doing so after 2021 when their current reporting commitment ends, which could either cause LIBOR to stop publication immediately or cause LIBOR’s regulator to determine that its quality has degraded to the degree that it is no longer representative of its underlying market. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities. Additionally, on July 12, 2019 the Staff of the SEC’s Division of Corporate Finance, Division of Investment Management, Division of Trading and Markets, and Office of the Chief Accountant issued a statement about the potentially significant effects on financial markets and market participants when LIBOR is discontinued in 2021 and no longer available as a reference benchmark rate. The Staff encouraged all market participants to identify contracts that reference LIBOR and begin transitions to alternative rates. On December 30, 2019, the SEC’s Chairman, Division of Corporate Finance and Office of the Chief Accountant issued a statement to encourage audit committees in particular to understand management’s plans to identify and address the risks associated with the elimination of LIBOR, and, specifically, the impact on accounting and financial reporting and any related issues associated with financial products and contracts that reference LIBOR, as the risks associated with the discontinuation of LIBOR and transition to an alternative reference rate will be exacerbated if the work is not completed in a timely manner. As a result of this transition, interest rates on our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021.

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

Economic recessions or downturns or restrictions on trade could impair our portfolio companies and adversely affect our operating results.
Many of our portfolio companies may be susceptible to economic recessions or downturns and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior secured debt. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and NAV. Certain of our borrowers may also be impacted by tariffs or other matters affecting international trade. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and adversely affect our operating results.
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
As of December 31, 2019, our investments in the Distributors, Building Products and Air Freight & Logistics industries represented approximately 18.5%, 12.2% and 11.0%, respectively, of the fair value of our portfolio. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.
Our investments in the healthcare sector face considerable uncertainties.
Our investments in the healthcare sector are subject to substantial risks. As of December 31, 2019, our investments in the healthcare industry represented approximately 6.6% of the fair value of our portfolio. The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules could force our portfolio companies engaged in healthcare to change how they do business, restrict revenue, increase costs, change reserve levels and change business practices.
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
Investments in middle market companies involve the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that middle market companies:
•may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained in connection with our investment;
•have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, trustees and members of the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
•may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.
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
We generally invest in companies whose securities are not publicly-traded or actively traded on the secondary market, and whose securities are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.
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
To the extent that we invest in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:
•the higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;
•an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our gross assets and, as such, increases the Adviser’s future base management fees which, thus, increases the Adviser’s future income incentive fees at a compounding rate;
•market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•even if the conditions for income accrual under U.S. GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•for accounting purposes, cash distributions to investors representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC; and
•original issue discount may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.
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
Current trends in the market generally have been toward disrupting a traditional approach to an industry with technological innovation, and multiple young companies have been successful where this trend toward disruption in markets and market practices has been critical to their success. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that will compete with the Company and/or its portfolio companies or alter the market practices the Company’s strategy has been designed to function within and depend on for investment return. Any of these new approaches could damage the Company’s investments, significantly disrupt the market in which it operates and subject it to increased competition, which could materially and adversely affect its business, financial condition and results of investments.
C.Risks Related to the Adviser and Its Affiliates
The Adviser has limited prior experience managing a BDC.
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
The Adviser and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Adviser an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the average value of our gross assets at the end of the two most recently completed calendar quarters. Because the incentive fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Adviser to use leverage to increase the return on our investments. In addition, because the base management fee is based on the average value of our gross assets at the end of the two most recently completed calendar quarters, which includes any borrowings for investment purposes, the Adviser may be incentivized to recommend the use of leverage or the issuance of additional equity to make additional investments and increase the average value of our gross assets at the end of the two most recently completed calendar quarters. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor our shareholders. Our compensation arrangements could therefore result in our making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns. See “— Potential Conflicts of Interest.”
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
We rely, in part, on the Adviser to assist with identifying investment opportunities and making investment recommendations to the Adviser. The Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser, its affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of the Adviser and its affiliates in a manner that the Adviser deems necessary and appropriate. See “—Potential Conflicts of Interest.”
The time and resources that individuals employed by the Adviser devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Adviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.
The Adviser and individuals employed by the Adviser are generally not prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may participate in certain transactions originated by the Adviser or its affiliates under our exemptive relief from the SEC that allows us to engage in co-investment transactions with the Adviser and its affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board) the Adviser may not have the opportunity to cause us to participate. Affiliates of the Adviser, whose primary business includes the origination of investments or investing in non-originated assets, engage in investment advisory business with accounts that compete with us. See “—Potential Conflicts of Interest.”

Our shares may be purchased by the Adviser or its affiliates.
Affiliates of the Adviser have purchased and in the future expect to purchase our shares. The Adviser and its affiliates will not acquire any shares with the intention to resell or re-distribute such shares. The purchase of shares by the Adviser and its affiliates could create certain risks, including, but not limited to, the following:
•the Adviser and its affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our shares; and
•substantial purchases of shares by the Adviser and its affiliates may limit the Adviser’s ability to fulfill any financial obligations that it may have to us or incurred on our behalf.
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
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates (including portfolio companies of Other Clients) without the prior approval of a majority of the independent members of our Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board. However, we may under certain circumstances purchase any such affiliate's loans or securities in the secondary market, which could create a conflict for the Adviser between our interests and the interests of such affiliate, in that the ability of the Adviser to recommend actions in our best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions (including certain co-investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, trustees, investment advisers, sub-advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by the Adviser, or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
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
We use and intend to continue to use leverage to finance our investments. The amount of leverage that we employ will depend on the Adviser’s and our Board’ assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (1)	-22.55%	-13.02%	-3.48%	6.05%	15.59%
(1)Based on (i) $3,190.1 million in total assets as of December 31, 2019, (ii) $1,454.2 million in outstanding indebtedness as of December 31, 2019, (iii) $1,673.1 million in net assets as of December 31, 2019 and (iv) an annualized average interest rate on our indebtedness, as of December 31, 2019, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.01%.
Based on an outstanding indebtedness of $1,454.2 million as of December 31, 2019 and the weighted average effective annual interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 4.01% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 1.83% to cover annual interest payments on the outstanding debt. For more information on our indebtedness, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
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
F.Federal Income Tax Risks
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

A “publicly offered regulated investment company” or “publicly offered RIC” is a RIC whose shares are either (i) continuously offered pursuant to a public offering within the meaning of Section 4 of the 1933 Act, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are a RIC that is not a publicly offered RIC for any period, a non-corporate shareholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the shareholder and will be treated as miscellaneous itemized deductions that are deductible only to the extent permitted by applicable law. Pursuant to current law, however, such expenses will not be deductible by any such shareholder for tax years that begin prior to January 1, 2026.
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
Shareholders may experience dilution.
Shareholders will not have preemptive rights to subscribe to or purchase any shares issued in the future.  Investors in earlier closings during the Initial Closing Period will be diluted by investors in later closings during the Initial Closing

Period.  This dilution will be accelerated because purchases of our shares are generally made first by holders with the largest percentage of their Initial Capital Commitments undrawn and then, once all holders have the same percentage of undrawn Initial Capital Commitments outstanding, pro rata in accordance with remaining Initial Capital Commitments of all investors.
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
The NAV and liquidity, if any, of the market for our shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•loss of RIC or BDC status;
•changes in earnings or variations in operating results;
•changes in the value of our portfolio of investments;
•changes in accounting guidelines governing valuation of our investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by shareholders;
•departure of either the Adviser or certain of its respective key personnel;
•general economic trends and other external factors; and
•loss of a major funding source.
H.Potential Conflicts of Interest
The Adviser, GSO, Blackstone and their respective affiliates will be subject to certain conflicts of interest with respect to the services the Adviser and the Administrator provide to us. These conflicts will arise primarily from the involvement of

GSO, Blackstone and their respective affiliates, or collectively (the “Firm”), in other activities that may conflict with our activities. You should be aware that individual conflicts will not necessarily be resolved in favor of your interest. The foregoing list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in the Company.
Performance Based Compensation and Management Fees. The existence of the incentive fees payable to GSO may create a greater incentive for GSO to make more speculative investments on behalf of the Company, or to time the purchase or sale of investments in a manner motivated by the personal interests of GSO and/or Blackstone personnel. However, the fact that the hurdle rate for the incentive fee based on income is calculated on an aggregate basis each quarter and that realized and unrealized losses are netted against realized gains for the incentive fee based on capital gains should reduce the incentives for the Adviser to make more speculative investments or otherwise time the purchase or sale of investments.
In addition, the manner in which the Adviser’s entitlement to incentive fees is determined may result in a conflict between its interests and the interests of shareholders with respect to the sequence and timing of disposals of investments, as the Adviser may want to dispose of lower yielding investments in favor of higher yielding ones. With respect to the Adviser’s entitlement to incentive fees on capital gains, the Adviser may be incentivized to realize capital gains prior to a year end if such gains, net of realized and unrealized losses, would result in an incentive fee on capital gains.
The Firm’s Policies and Procedures. Because the Firm has many different asset management and advisory businesses, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would be subject if it had just one line of business. Certain policies and procedures implemented by the Firm to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions, such as the Firm’s information wall policy, will from time to time reduce the synergies and collaboration across the Firm’s various businesses that the Company expects to draw on for purposes of identifying, pursuing and managing attractive investment opportunities. For example, the Firm will come into possession of material non-public information with respect to companies, including companies in which the Company has investments or is considering making investments. The information, which could be of benefit to the Company, is likely to be restricted to those other businesses and otherwise be unavailable to the Company. It is also possible that the Company could be restricted from trading despite the fact that the Company did not receive such information. Additionally, the Firm may restrict or otherwise limit the Company and/or its portfolio companies from entering into agreements with, or related to, companies that either are advisory clients of the Firm or in which any fund of the Firm has invested or has considered making an investment. The Firm will from time to time restrict or otherwise limit the ability of the Company and/or its portfolio companies to make investments in or otherwise engage in businesses or activities competitive with companies of other advisory clients of the Firm, either as a result of contractual restrictions or otherwise. Furthermore, there will be circumstances in which affiliates of the Firm (including Other Clients) may refrain from taking certain confidential information in order to avoid trading restrictions. Finally, the Firm has and will enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although possibly intended to provide greater opportunities for the Company, may require the Company to share such opportunities or otherwise limit the amount of an opportunity the Company can otherwise take. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of the Firm to share information internally.
Broad and Wide-Ranging Activities. The Firm engages in a broad spectrum of activities. In the ordinary course of its business activities, the Firm will engage in activities where the interests of certain divisions of the Firm or the interests of its clients will conflict with the interests of the shareholders in the Company. Other present and future activities of the Firm will give rise to additional conflicts of interest. In the event that a conflict of interest arises, the Adviser will attempt to resolve such conflict in a fair and equitable manner. Subject to applicable law, including the 1940 Act, and the Board of Trustees’ oversight, the Adviser will have the power to resolve, or consent to the resolution of, conflicts of interest on behalf of the Company. Investors should be aware that conflicts will not necessarily be resolved in favor of the Company's interests. In addition, the Adviser may in certain situations choose to consult with or obtain the consent of the Board of Trustees with respect to any specific conflict of interest, including with respect to the approvals required under the 1940 Act, including Section 57(f), and the Advisers Act. The Company may enter into joint transactions or cross-trades with clients or affiliates of the Adviser to the extent permitted by the 1940 Act, the Advisers Act and any applicable co-investment order from the SEC. Subject to the limitations of the 1940 Act, the Company may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other GSO funds.

Management Fee. The fact that all or a portion of the management fee is calculated based on each shareholder’s capital contributions for investments (and, in the case of management fees, also on the amounts borrowed to fund the purchase of investments) rather than solely on capital commitments may create an incentive for the Adviser to (i) make more speculative investments than it otherwise would have made if management fees and servicing fees were solely based on capital commitments, (ii) seek to deploy the capital commitments in investments at an accelerated pace and/or (iii) hold investments, or retain and not distribute proceeds, longer than it otherwise would have if management fees and servicing fees were based solely on capital commitments.

Allocation of Personnel. The Adviser and its members, officers and employees will devote as much of their time to the activities of the Company as they deem necessary to conduct its business affairs in an appropriate manner. By the terms of the Investment Advisory Agreement, the Firm is not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with the Company and/or may involve substantial time and resources of the Adviser. Firm personnel, including members of the investment committee, will work on other projects, serve on other committees and source potential investments for and otherwise assist the investment programs of Other Clients and their portfolio companies, including other investment programs to be developed in the future. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser and its officers and employees will not be devoted exclusively to the business of the Company, but will be allocated between the business of the Company and the management of the monies of such other advisees of the Adviser. Time spent on these other initiatives diverts attention from the activities of the Company, which could negatively impact the Company shareholders. Furthermore, GSO and GSO personnel derive financial benefit from these other activities, including fees and performance-based compensation. Firm personnel outside of GSO may share in the fees and performance-based compensation from the Company; similarly, GSO personnel may share in the fees and performance-based compensation generated by Other Clients. These and other factors create conflicts of interest in the allocation of time by Firm personnel. GSO’s determination of the amount of time necessary to conduct the Company's activities will be conclusive, and shareholders rely on GSO’s judgment in this regard.

Outside Activities of Principals and Other Personnel and their Related Parties. Certain of the principals and employees of the Adviser may be subject to a variety of conflicts of interest relating to their responsibilities to the Company. Other clients and their respective portfolio companies, and their outside business activities as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to those of the Company, including if such other entities compete with the Company for investment opportunities or other resources. The other managed accounts and/or investment funds in which such individuals may become involved may have investment objectives that overlap with the Company. Furthermore, certain principals and employees of the Adviser may have a greater financial interest in the performance of such other funds or accounts than the performance of the Company. Such involvement may create conflicts of interest in making investments on behalf of the Company and such other funds and accounts. Although such principals and employees will seek to limit any such conflicts in a manner that is in accordance with their fiduciary duties to the Company, there can be no assurance they will be resolved favorably for the Company. Also, Blackstone personnel, Firm employees, including employees of the Adviser, are generally permitted to invest in alternative investment funds, private equity funds, real estate funds, hedge funds or other investment vehicles, including potential competitors of the Company. Shareholders will not receive any benefit from any such investments, and the financial incentives of such Firm employees in such other investments could be greater than their financial incentives in relation to the Company.
Additionally, certain employees and other professionals of the Firm have family members or relatives employed by such advisers and service providers (or their affiliates) or otherwise actively involved in industries and sectors in which the Company invests, or have business, financial, personal or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be employees, officers, directors or owners of companies or assets that are actual or potential investments of the Company or other counterparties of the Company and its portfolio companies and/or assets. Moreover, in certain instances, the Company or its portfolio companies may issue loans to or acquire securities from, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. These relationships may influence Blackstone, the Adviser and/or GSO in deciding whether to select or recommend such service providers to perform services for the Company or portfolio companies (the cost of which will generally be borne directly or indirectly by the Company or such portfolio companies, as applicable). Notwithstanding the foregoing, investment transactions relating to the Company that require the use of a service provider will generally be allocated to service providers on the basis of best execution, the evaluation of which includes, among other considerations, such service provider’s provision of certain investment-related services and research that the Adviser believes to be of benefit to the Company. To the extent that the Firm determines appropriate, conflict mitigation strategies may be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Firm. The shareholders rely on the Firm to manage these conflicts in its sole discretion.

Secondments and Internships. Certain personnel of the Firm and its affiliates, including consultants, will, in certain circumstances, be seconded to one or more portfolio companies, vendors, service providers and vendors or shareholders or other investors of the Company and Other Clients to provide services, including the sourcing of investments for the Company or other parties. The salaries, benefits, overhead and other similar expenses for such personnel during the secondment could be borne by the Firm and its affiliates or the organization for which the personnel are working or both. In addition, personnel of portfolio companies, vendors and service providers (including law firms and accounting firms) and shareholders or other investors of the Company and Other Clients will, in certain circumstances, be seconded to, serve internships at or otherwise provide consulting services to, the Firm, the Company, Other Clients and portfolio companies of the Company and Other Clients. While often the Company, Other Clients and their portfolio companies are the beneficiaries of these types of arrangements, the Firm is from time to time a beneficiary of these arrangements as well, including in circumstances where the vendor or service provider also provides services to the Company, Other Clients, their portfolio companies or the Firm in the ordinary course. The Firm, the Company, Other Clients or their portfolio companies could receive benefits from these arrangements at no cost, or alternatively could pay all or a portion of the fees, compensation or other expenses in respect of these arrangements. The management fee will not be reduced as a result of these arrangements or any fees, expense reimbursements or other costs related thereto and the Company may not receive any benefit as a result of these arrangements. The personnel described above may provide services in respect of multiple matters, including in respect of matters related to the Firm, the Company, Other Clients, portfolio companies, each of their respective affiliates and related parties, and the Firm will endeavor in good faith to allocate the costs of these arrangements, if any, to the Firm, the Company, Other Clients, portfolio companies and other parties based on time spent by the personnel or another methodology the Firm deems appropriate in a particular circumstance.

Other Benefits. GSO and its personnel will receive certain intangible and/or other benefits, rebates and/or discounts and/or perquisites arising or resulting from their activities on behalf of the Company, which will not reduce the management fee or incentive fees or otherwise be shared with the Company, investors and/or portfolio companies. For example, airline travel or hotel stays incurred as Company expenses, as set forth in the Investment Advisory Agreement and Administration Agreement (“Company Expenses”), may result in “miles” or “points” or credit in loyalty/status programs, and such benefits and/or amounts will, whether or not de minimis or difficult to value, inure exclusively to GSO and/or such personnel (and not the Company and/or portfolio companies) even though the cost of the underlying service is borne by the Company and/or portfolio companies. GSO, its personnel, and other related persons also receive discounts on products and services provided by portfolio companies and/or customers or suppliers of such portfolio companies. Such other benefits or fees may give rise to conflicts of interest in connection with the Company's investment activities, and while the Adviser and GSO will seek to resolve any such conflicts in a fair and equitable manner, there is no assurance that any such conflicts will be resolved in favor of the Company. (See also “—Portfolio Company Service Providers and Vendors” and “—Portfolio Company Relationships Generally” below.)

Senior Advisors, Industry Experts and Operating Partners. GSO may engage and retain strategic advisers, consultants, senior advisors, executive advisers, industry experts, operating partners, deal sourcers, consultants and other similar professionals (which may include former employees of Blackstone and/or GSO, as well as current employees of Blackstone’s and/or GSO’s portfolio companies) (“Senior and Other Advisors”) who are not employees or affiliates of GSO and who will, from time to time, receive payments from, or allocations of a profits interest with respect to, portfolio companies (as well as from GSO or the Company). In particular, in some cases, consultants, including those with a “Senior Advisor” title, have been and will be engaged with the responsibility to source and recommend transactions to GSO or to undertake a build-up strategy to acquire and develop assets and businesses in a particular sector or involving a particularly strategy, potentially on a full-time and/or exclusive basis and notwithstanding any overlap with the responsibilities of GSO under the Investment Advisory Agreement, the compensation to such consultants may be borne fully by the Company and/or portfolio companies (with no reduction to management fee payable by the Company) and not GSO. In such circumstances, such payments from, or allocations of a profits interest with respect to, portfolio companies and/or the Company may, subject to applicable law, be treated as Company Expenses and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by GSO, be deemed paid to or received by GSO, and such amounts will not reduce the management fees or incentive fees payable.
To the extent permitted by applicable law and/or any applicable SEC-granted exemptive or no-action relief, these Senior and Other Advisors often have the right or may be offered the ability to (i) co-invest alongside the Company, including in the specific investments in which they are involved (and for which they may be entitled to receive performance-related incentive fees, which will reduce the Company’s returns), (ii) otherwise participate in equity plans for management of any such portfolio company or (iii) invest directly in the Company or in a vehicle controlled by the Company subject to reduced or waived management fees and/or incentive fees, including after the termination of their engagement by or other status with the Firm. Such co-investment and/or participation generally will result in the Company being allocated a smaller share of the applicable investment will not be considered as part of the Firm’s side-by-side co-investment rights. Such co-investment and/or participation may vary by transaction and such participation may, depending on its structure, reduce the Company’s returns.  Additionally, and notwithstanding the foregoing, these Senior and Other Advisors, as well as other Blackstone clients (as defined below), may be (or have the preferred right to be) investors in GSO’s portfolio companies (which, in some cases, may involve agreements to pay performance fees or allocate profits interests to such persons in connection with the Company’s investment therein, which will reduce the Company’s returns) and/or Other Clients. Such Senior and Other Advisors, as well as other Blackstone clients, may also, subject to applicable law, have rights to co-invest with the Company on a side-by-side basis, which rights are generally offered on a no-fee/no-carried interest basis and generally result in the Company being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side participation.
The time, dedication and scope of work of, and the nature of the relationship with each of the Senior and Other Advisors vary considerably. In certain cases, they may provide the Adviser and/or GSO with industry-specific insights and feedback on investment themes, assist in transaction due diligence or make introductions to and provide reference checks on management teams. In other cases, they take on more extensive roles (and may be exclusive service providers to GSO) and serve as executives or directors on the boards of portfolio companies or contribute to the identification and origination of new investment opportunities. The Company may rely on these Senior and Other Advisors to recommend GSO as a preferred investment partner, identify investments, source opportunities, and otherwise carry out its investment program, but there is no assurance that these advisers will continue to be involved with the Company for any length of time. In certain instances, GSO has formal arrangements with these Senior and Other Advisors (which may or may not be terminable upon notice by any party), and in other cases the relationships are more informal. They are either compensated (including pursuant to retainers and expense reimbursement, and, in any event, pursuant to negotiated arrangements that will not be confirmed as being comparable to the market rates for such services) by GSO, the Company, and/or portfolio companies or otherwise uncompensated unless and until an engagement with a portfolio company develops. In certain cases, they have certain attributes of GSO “employees” (e.g., they may have dedicated offices at GSO, receive administrative support from GSO personnel, participate in general meetings and events for GSO personnel, work on GSO matters as their primary or sole business activity, service GSO exclusively, have GSO-related e-mail addresses and/or business cards and participate in certain benefit arrangements typically reserved for GSO employees, etc.) even though they are not considered GSO employees, affiliates or personnel for purposes of the Investment Advisory Agreement between the Company and GSO. Some Senior and Other Advisors work only for the Company and its portfolio companies, while others may have other clients. Senior and Other Advisors could have conflicts of interest between their work for the Company and its portfolio companies, on the one hand, and themselves or other clients, on the other hand, and GSO is limited in its ability to monitor and mitigate these conflicts. GSO expects, where applicable, to allocate the costs of such Senior and Other Advisors to the Company and/or applicable portfolio companies, and to the extent any such costs are allocated to the Company, they would be treated as Company Expenses. Payments or allocations to Senior and Other Advisors will not be reduced by the management fee, and can be expected to increase the overall costs and expenses borne indirectly by investors in the Company. There can be no assurance that any of the Senior and Other Advisors, to the extent engaged, will continue to serve in such roles and/or continue their arrangements with GSO, the Company and/or any portfolio companies for the duration of the relevant investments or throughout the term of the Company.
As an example of the foregoing, in certain investments through Platform Arrangements, the Company will from time to time enter into an arrangement with one or more individuals (who may be former personnel of the Firm or current or former personnel of portfolio companies of the Company or Other Clients, may have experience or capability in sourcing or managing investments, and may form a management team) to undertake a build-up strategy to acquire and develop assets and businesses in a particular sector or involving a particular strategy. The services provided by such individuals or relevant portfolio company, as the case may be, could include the following with respect to investments: origination or sourcing, due diligence, evaluation, negotiation, servicing, development, management (including turnaround) and disposition. The individuals or relevant portfolio company could be compensated with a salary and equity incentive plan, including a portion of profits derived from the Company or a portfolio company or asset of the Company, or other long-term incentive plans. Compensation could also be based on assets under management, a waterfall similar to a carried interest, respectively, or other similar metric. The Company could initially bear the cost of overhead (including rent, utilities, benefits, salary or retainers for the individuals or their affiliated entities) and the sourcing, diligence and analysis of investments, as well as the compensation for the individuals and entity undertaking the build-up strategy. Such expenses could be borne directly by the Company as Company Expenses (or broken deal expenses, if applicable) or indirectly through expenditures by a portfolio company. None of the fees, costs or expenses described above will reduce the management fee.
In addition, the Adviser may engage third parties as Senior and Other Advisors (or in another similar capacity) in order to advise it with respect to existing investments, specific investment opportunities, and economic and industry trends. Such Senior and Other Advisors may receive reimbursement of reasonable related expenses by portfolio companies or the Company and may have the opportunity to invest in a portion of the equity and/or debt available to the Company for investment that would otherwise be taken by the Adviser and its affiliates. If such Senior and Other Advisors generate investment opportunities on the Company’s behalf, such Senior and Other Advisors may receive special additional fees or allocations comparable to those received by a third party in an arm’s length transaction and such additional fees or allocations would be borne fully by the Company and/or portfolio companies (with no reduction to management fees) and not GSO.
Multiple Firm Business Lines. The Firm has multiple business lines, including the Blackstone Capital Markets Group, which, subject to applicable law, Blackstone, GSO, the Company, Other Clients, portfolio companies of the Company and Other Clients and third parties may engage for debt and equity financings and to provide other investment banking, brokerage, investment advisory or other services. As a result of these activities, the Firm is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than if it had one line of business. For example, the Firm may come into possession of information that limits the Company’s ability to engage in potential transactions. Similarly, other Firm businesses and their personnel may be prohibited by law or contract from sharing information with GSO that would be relevant to monitoring the Company’s investments and other activities. Additionally, Blackstone, GSO or Other Clients can be expected to enter into covenants that restrict or otherwise limit the ability of the Company or its portfolio companies and their affiliates to make investments in, or otherwise engage in, certain businesses or activities. For example, Other Clients could have granted exclusivity to a joint venture partner that limits the Company and Other Clients from owning assets within a certain distance of any of the joint venture’s assets, or Blackstone, GSO or an Other Client could have entered into a non-compete in connection with a sale or other transaction. These types of restrictions may negatively impact the ability of the Company to implement its investment program. (See also “—Other Blackstone and GSO Clients; Allocation of Investment Opportunities”). Finally, Blackstone and GSO personnel who are members of the investment team or investment committee may be excluded from participating in certain investment decisions due to conflicts involving other Firm businesses or for other reasons, in which case the Company will not benefit from their experience. The shareholders will not receive a benefit from any fees earned by the Firm or their personnel from these other businesses.
Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to the Company. The Firm has long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on behalf of the Company, the Adviser will consider those relationships and may decline to participate in a transaction as a result of one or more of such relationships (e.g., investments in a competitor of a client or other person with whom Blackstone has a relationship). The Company may be forced to sell or hold existing investments as a result of investment banking relationships or other relationships that the Firm may have or transactions or investments the Firm may make or have made. (See “—Other Blackstone and GSO Clients; Allocation of Investment Opportunities” and “—Portfolio Company Relationships Generally.”) Subject to the 1940 Act and any applicable co-investment order issued by the SEC, the Company may also co-invest with clients of the Firm in particular investment opportunities, and the relationship with such clients could influence the decisions made by the Adviser with respect to such investments. There can be no assurance that all potentially suitable investment opportunities that come to the attention of the Firm will be made available to the Company.
Finally, Blackstone and other Blackstone Clients could acquire shares in the Company in the secondary market. Blackstone and other Blackstone Clients would generally have greater information than counterparties in such transactions, and the existence of such business could produce conflicts, including in the valuation of the Company’s Investments.

Minority Investments in Asset Management Firms. Blackstone and other Blackstone Clients, including Blackstone Strategic Capital Holdings (“BSCH”) and its related parties, regularly make minority investments in alternative asset management firms that are not affiliated with Blackstone, the Company, other Blackstone Clients and their respective portfolio companies, and which may from time to time engage in similar investment transactions, including with respect to purchase and sale of investments, with these asset management firms and their sponsored funds and portfolio companies. Typically, the Blackstone related party with an interest in the asset management firm would be entitled to receive a share of carried interest/performance based incentive compensation and net fee income or revenue share generated by the various products, vehicles, funds and accounts managed by that third party asset management firm that are included in the transaction or activities of the third party asset management firm, or a subset of such activities such as transactions with a Blackstone related party. In addition, while such minority investments are generally structured so that Blackstone does not “control” such third party asset management firms, Blackstone may nonetheless be afforded certain governance rights in relation to such investments (typically in the nature of “protective” rights, negative control rights or anti-dilution arrangements, as well as certain reporting and consultation rights) that afford Blackstone the ability to influence the firm. Although Blackstone and other Blackstone Clients, including BSCH, do not intend to control such third party asset management firms, there can be no assurance that all third parties will similarly conclude that such investments are non-control investments or that, due to the provisions of the governing documents of such third party asset management firms or the interpretation of applicable law or regulations, investments by Blackstone and other Blackstone Clients, including BSCH, will not be deemed to have control elements for certain contractual, regulatory or other purposes. While such third party asset managers may not be affiliated with the Company within the meaning of the 1940 Act, Blackstone may, under certain circumstances, be in a position to influence the management and operations of such asset managers and the existence of its economic/revenue sharing interest therein may give rise to conflicts of interest. Participation rights in a third party asset management firm (or other similar business), negotiated governance arrangements and/or the interpretation of applicable law or regulations could expose the investments of the Company to claims by third parties in connection with such investments (as indirect owners of such asset management firms or similar businesses) that may have an adverse financial or reputational impact on the performance of the Company. The Company, its affiliates and their respective portfolio companies may from time to time engage in transactions with, and buy and sell investments from, any such third party asset managers and their sponsored funds and transactions and other commercial arrangements between such third party asset managers and the Company and its portfolio companies are not subject to approval by the Board of Trustees. There can be no assurance that the terms of these transactions between parties related to Blackstone, on the one hand, and the Company and its portfolio companies, on the other hand, will be at arm’s length or that Blackstone will not receive a benefit from such transactions, which can be expected to incentivize Blackstone to cause these transactions to occur. By executing a Subscription Agreement with respect to the Company, each shareholder acknowledges these conflicts related to investments in and arrangements with other asset management firms, acknowledges that these conflicts will not necessarily be resolved in favor of the Company, agrees that shareholders will not be entitled to receive notice or disclosure of the terms or occurrence of either the investments in alternative asset management firms or transactions therewith, otherwise understands that shareholders will not receive any benefit from such transactions, consents to all such transactions and arrangements to the fullest extent permitted by law, and waives any claim against the Firm and releases the Firm from any liability arising from the existence of any such conflict of interest.

Data. The Firm receives or obtains various kinds of data and information from the Company, Other Clients and their portfolio companies, including data and information relating to business operations, trends, budgets, customers and other metrics, some of which is sometimes referred to as “big data.” The Firm can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes, as a result of its access to (and rights regarding) this data and information from the Company, Other Clients and their portfolio companies. The Firm has entered and will continue to enter into information sharing and use arrangements with the Company, Other Clients and their portfolio companies, related parties and service providers, which may give the Firm access to (and rights regarding) data that it would not otherwise obtain in the ordinary course. Although the Firm believes that these activities improve the Firm’s investment management activities on behalf of the Company and Other Clients, information obtained from the Company and its portfolio companies also provides material benefits to Blackstone, GSO or Other Clients without compensation or other benefit accruing to the Company or shareholders. For example, information from a portfolio company in which the Company holds an interest can be expected to enable the Firm to better understand a particular industry and execute trading and investment strategies in reliance on that understanding for Blackstone, GSO and Other Clients that do not own an interest in the portfolio company, without compensation or benefit to the Company or its portfolio companies.
Furthermore, except for contractual obligations to third parties to maintain confidentiality of certain information, and regulatory limitations on the use of material nonpublic information, the Firm is generally free to use data and information from the Company’s activities to assist in the pursuit of the Firm’s various other activities, including to trade for the benefit of the Firm and/or an Other Client. Any confidentiality obligations in the operative documents do not limit the Firm’s ability to do so. For example, the Firm’s ability to trade in securities of an issuer relating to a specific industry may, subject to applicable law, be enhanced by information of a portfolio company in the same or related industry. Such trading can be expected to provide a material benefit to the Firm without compensation or other benefit to the Company or shareholders.
The sharing and use of “big data” and other information presents potential conflicts of interest and the shareholders acknowledge and agree that any benefits received by the Firm or its personnel (including fees, costs and expenses) will not reduce the management fees or incentive fees payable to the Adviser or otherwise be shared with the Company or shareholders. As a result, the Adviser has an incentive to pursue investments that have data and information that can be utilized in a manner that benefits the Firm or Other Clients.

Data Management Services. Blackstone or an affiliate of Blackstone formed in the future may provide data management services to portfolio companies and may also provide such services directly to the Company and Other Clients (collectively, “Data Holders”). Such services may include assistance with obtaining, analyzing, curating, processing, packaging, organizing, mapping, holding, transforming, enhancing, marketing and selling such data (among other related data management and consulting services) for monetization through licensing or sale arrangements with third parties and, subject to applicable law and the limitations in the Investment Advisory Agreement and any other applicable contractual limitations, with the Company, Other Clients, portfolio companies and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Clients make investments, and portfolio companies thereof). Where Blackstone believes appropriate, data from one Data Holder may be pooled with data from other Data Holders. Any revenues arising from such pooled data sets would be allocated between applicable Data Holders on a fair and reasonable basis as determined by GSO in its sole discretion, with GSO able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable. Blackstone is expected to receive compensation for such data management services, which may include a percentage of the revenues generated through any licensing or sale arrangements with respect to the relevant data, and which compensation may also include fees, royalties and cost and expense reimbursement (including start-up costs and allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses)), provided that any compensation amounts will not exceed market rates for such services as determined by GSO to be appropriate under the circumstances. Additionally, Blackstone may determine to share the products from such Data Management Services within Blackstone or its affiliates (including Other Clients or their portfolio companies) at no charge and, in such cases, the Data Holders would not receive any financial or other benefit from having provided such data to Blackstone. The potential receipt of such compensation by Blackstone could create incentives for the Firm to cause the Company to invest in portfolio companies with a significant amount of data that it might not otherwise have invested in or on terms less favorable than it otherwise would have sought to obtain.

Blackstone and GSO Strategic Relationships. Blackstone and GSO have entered, and it can be expected that Blackstone and GSO in the future will enter, into strategic relationships with investors (and/or one or more of their affiliates) that involve an overall relationship with Blackstone or GSO that could incorporate one or more strategies in addition to the Company’s strategy (“Strategic Relationships”), with terms and conditions applicable solely to such investor and its investment in multiple Blackstone or GSO strategies that would not apply to any other investor’s investment in the Company. A Strategic Relationship often involves an investor agreeing to make a capital commitment to multiple Blackstone or GSO funds, one of which may include the Company. Shareholders will not receive a copy of any agreement memorializing such a Strategic Relationship program (even if in the form of a side letter) and will be unable to elect in the “most-favored-nations” election process any rights or benefits afforded through a Strategic Relationship. Specific examples of such additional rights and benefits include, among others, specialized reporting, discounts on and/or reimbursement of management fees or carried interest, secondment of personnel from the investor to Blackstone or GSO (or vice versa), rights to participate in the investment review and evaluation process, as well as priority rights or targeted amounts for co-investments alongside GSO or Blackstone funds (including, without limitation, preferential or favorable allocation of co-investment and preferential terms and conditions related to co-investment or other participation in Blackstone or GSO funds (including in respect of any carried interest and/or management fees to be charged with respect thereto, as well as any additional discounts or rebates with respect thereto or other penalties that may result if certain target co-investment allocations or other conditions under such arrangements are not achieved)). The co-investment that is part of a Strategic Relationship may include co-investment in investments made by the Company. Blackstone, including its personnel (including GSO personnel), may receive compensation from Strategic Relationships and be incentivized to allocate investment opportunities away from the Company to or source investment opportunities for Strategic Relationships. Strategic Relationships may therefore result in fewer co-investment opportunities (or reduced or no allocations) being made available to shareholders, subject to the 1940 Act.

Portfolio Operations Group. Members of Blackstone’s Portfolio Operations group, who are Blackstone employees, are permitted to provide services to the Company’s portfolio companies, and any payments made by such portfolio companies to Blackstone for reimbursement of the internal compensation costs for time spent on such portfolio companies will not reduce the management fee payable by the Company. As a result, Blackstone may be incentivized to cause members of the Portfolio Operations group to spend more time on the Company’s portfolio companies as compared to portfolio companies of Other Clients that do reduce the management fee offset. There can be no assurance that members of the Portfolio Operations group will be able to provide their services to portfolio companies and/or that any individuals within the Portfolio Operations group will remain employed by Blackstone through the term of the Company.

Buying and Selling Investments or Assets from Certain Related Parties. The Company and its portfolio companies may purchase investments or assets from or sell investments or assets to shareholders, other portfolio companies of the Company, portfolio companies of Other Clients or their respective related parties. Purchases and sales of investments or assets between the Company or its portfolio companies, on the one hand, and shareholders, other portfolio companies of the Company, portfolio companies of Other Clients or their respective related parties, on the other hand, are not, unless required by applicable law, subject to the approval of the Board of Trustees or any shareholder. These transactions involve conflicts of interest, as the Firm may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction, including different financial incentives Blackstone may have with respect to the parties to the transaction. For example, there can be no assurance that any investment or asset sold by the Company to a shareholder, other portfolio companies of the Company, portfolio company of Other Clients or any of their respective related parties will not be valued or allocated a sale price that is lower than might otherwise have been the case if such asset were sold to a third party rather than to a shareholder, portfolio company of Other Clients or any of their respective related parties. The Firm will not be required to solicit third party bids or obtain a third party valuation prior to causing the Company or any of its portfolio companies to purchase or sell any asset or investment from or to a shareholder, other portfolio companies of the Company, portfolio company of Other Clients or any of their respective related parties as provided above.

Blackstone’s Relationship with Pátria. Blackstone owns 40% of the equity interests in Pátria Investimentos Ltd. (“Pátria”), a leading Brazilian alternative asset manager and advisory firm. Pátria’s alternative asset management businesses include the management of private equity funds, real estate funds, infrastructure funds and hedge funds (e.g., a multi-strategy fund and a long/short equity fund). Each of Blackstone’s and Pátria’s respective investment funds continues to pursue investment opportunities in accordance with its existing mandates. There may be overlap between the Company’s investment program and Pátria’s investment activities and instances where appropriate investment opportunities will be shared with (or allocated to) Pátria. Therefore, there may be opportunities available to Pátria that are not shared with the Company, and there may be opportunities available to the Company that are shared with one or more Pátria funds. GSO generally expects, with respect to certain types of investments in Brazil otherwise suitable for the Company, to permit such investments to be shared with and/or pursued by Pátria, which may be on a priority basis and may result in the Company not participating in any such investments or participating therein to a lesser extent. In addition, the Company may invest in companies or other entities in which Pátria sponsored investment funds have or are concurrently making a different investment (e.g., an equity investment vs. a debt investment) at the time of the Company’s investment, and investment funds that have been or may be formed by Pátria may invest in different securities of companies or other entities in which the Company has made an investment. In such situations, the Company and such other Pátria sponsored investment funds (and therefore Blackstone through its indirect minority interest in Pátria) may have conflicting interests (e.g., over the terms of their respective investments).

Other Firm Businesses, Activities and Relationships. As part of its regular business, Blackstone provides a broad range of investment banking, advisory and other services. In addition, from time to time, the Firm will provide services in the future beyond those currently provided. Shareholders will not receive any benefit from any fees relating to such services.

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
The Company may invest in securities of the same issuers as Other Clients, other investment vehicles, accounts and clients of the Firm and the Adviser. To the extent that the Company holds interests that are different (or more senior or junior) than those held by such Other Clients, GSO may be presented with decisions involving circumstances where the interests of such Other Clients are in conflict with those of the Company. Furthermore, it is possible the Company’s interest may be subordinated or otherwise adversely affected by virtue of such Other Clients’ involvement and actions relating to its investment.
In addition, the 1940 Act may limit the Company’s ability to undertake certain transactions with its affiliates that are registered under the 1940 Act or regulated as business development companies under the 1940 Act. As a result of these restrictions, the Company may be prohibited from executing “joint” transactions with such affiliates, which could include investments in the same portfolio company (whether at the same or different times). These limitations may limit the scope of investment opportunities that would otherwise be available to the Company.
GSO has received an exemptive order that permits certain funds, among other things, to co-invest with certain other persons, including certain affiliates of GSO, and certain funds managed and controlled by GSO and its affiliates subject to certain terms and conditions. In addition, other present and future activities of the Firm and its affiliates (including GSO and the Adviser) will from time to time give rise to additional conflicts of interest relating to the Firm and its investment activities. In the event that any such conflict of interest arises, the Adviser will attempt to resolve such conflicts in a fair and equitable manner. Investors should be aware that, subject to applicable law, conflicts will not necessarily be resolved in favor of the Company’s interests.

Transactions with Clients of Blackstone Insurance Solutions. Blackstone Insurance Solutions (“BIS”) is a business unit of Blackstone that is comprised of two affiliated registered investment advisers. BIS provides investment advisory services to insurers (including insurance companies that are owned, directly or indirectly, by Blackstone or Other Clients, in whole or in part). Actual or potential conflicts of interest may arise with respect to the relationship of the Company and its portfolio companies with the funds, vehicles or accounts BIS advises or sub-advises, including accounts where an insurer participates in investments directly and there is no separate vehicle controlled by Blackstone (collectively, “BIS Clients”). BIS Clients have invested and are expected to continue investing in Other Clients and the Company. BIS Clients may have investment objectives that overlap with those of the Company or its portfolio companies, and such BIS Clients may invest, as permitted by applicable law and the Company’s co-investment exemptive relief, alongside the Company or such portfolio companies in certain investments, which will reduce the investment opportunities otherwise available to the Company or such portfolio companies. BIS Clients will also participate in transactions related to the Company and/or its portfolio companies (e.g., as originators, co-originators, counterparties or otherwise). Other transactions in which BIS Clients will participate include, without limitation, investments in debt or other securities issued by portfolio companies or other forms of financing to portfolio companies (including special purpose vehicles established by the Company or such portfolio companies). When investing alongside the Company or its portfolio companies or in other transactions related to the Company or its portfolio companies, BIS Clients may or may not invest or divest at the same time or on the same terms as the Company or the applicable portfolio companies. BIS Clients may also from time to time acquire investments and portfolio companies directly or indirectly from the Company, as permitted by applicable law and the Company’s co-investment exemptive relief. In circumstances where GSO determines in good faith that the conflict of interest is mitigated in whole or in part through various measures that Blackstone, GSO or the Adviser implements, the Adviser may determine to proceed with the applicable transaction (subject to oversight by the Board of Trustees and the applicable law to which the Company is subject). In order to seek to mitigate any potential conflicts of interest with respect to such transactions (or other transactions involving BIS Clients), Blackstone may, in its discretion, involve independent members of the board of a portfolio company or a third party stakeholder in the transaction to negotiate price and terms on behalf of the BIS Clients or otherwise cause the BIS Clients to “follow the vote” thereof, and/or cause an independent client representative or other third party to approve the investment or otherwise represent the interests of one or more of the parties to the transaction. In addition, Blackstone or the Adviser may limit the percentage interest of the BIS Clients participating in such transaction, or obtain appropriate price quotes or other benchmarks, or, alternatively, a third-party price opinion or other document to support the reasonableness of the price and terms of the transaction. BIS will also from time to time require the applicable BIS Clients participating in a transaction to consent thereto (including in circumstances where the Adviser does not seek the consent of the Board of Trustees). There can be no assurance that any such measures or other measures that may be implemented by Blackstone will be effective at mitigating any actual or potential conflicts of interest.

Allocation of Portfolios. The Firm may have an opportunity to acquire a portfolio or pool of assets, securities and instruments that it determines should be divided and allocated among the Company and Other Clients. Such allocations generally would be based on the Firm’s assessment of the expected returns and risk profile of each of the assets. For example, some of the assets in a pool may have a return profile appropriate for us, while others may have a return profile not appropriate for the Company but appropriate for Other Clients. Also, a pool may contain both debt and equity instruments that the Firm determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool and therefore, subject to applicable law and the conditions of the Company’s co-investment relief, among the Company and Other Clients acquiring any of the assets, securities and instruments. Similarly, there will likely be circumstances in which the Company and Other Clients will sell assets in a single or related transactions to a buyer. In some cases a counterparty will require an allocation of value in the purchase or sale contract, though the Firm could determine such allocation of value is not accurate and should not be relied upon. The Firm will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third party valuation reports. Regardless of the methodology for allocating value, the Firm will have conflicting duties to the Company and Other Clients when they buy or sell assets together in a portfolio, including as a result of different financial incentives the Firm has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that an investment will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with Other Clients.

Other Affiliate Transactions and Investments in Different Levels of Capital Structure. From time to time, the Company and the Other Clients may make investments at different levels of an issuer’s capital structure or otherwise in different classes of an issuer’s securities or loans, subject to the limitations of the 1940 Act. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities or loans that may be held by such entities. To the extent the Company holds securities or loans that are different (including with respect to their relative seniority) than those held by an Other Client, the Adviser and its affiliates may be presented with decisions when the interests of the funds are in conflict. For example, conflicts could arise where the Company lends funds to a portfolio company while an Other Client invests in equity securities of such portfolio company. In this circumstance, for example, if such portfolio company were to go into bankruptcy, become insolvent or otherwise be unable to meet its payment obligations or comply with its debt covenants, conflicts of interest could arise between the holders of different types of securities or loans as to what actions the portfolio company should take. In addition, purchases or sales of securities or loans for the account of the Company (particularly marketable securities) will be bunched or aggregated with orders for Other Clients, including other funds. It is frequently not possible to receive the same price or execution on the entire volume of securities sold, and the various prices may be averaged, which may be disadvantageous to the Company. Further conflicts could arise after the Company and Other Clients have made their respective initial investments. For example, if additional financing is necessary as a result of financial or other difficulties, it may not be in the best interests of the Company to provide such additional financing. If the Other Clients were to lose their respective investments as a result of such difficulties, the ability of the Adviser to recommend actions in the best interests of the Company might be impaired. Any applicable co-investment order issued by the SEC may restrict the Company’s ability to participate in follow-on financings. GSO may in its discretion take steps to reduce the potential for adversity between the Company and the Other Clients, including causing the Company and/or such Other Clients to take certain actions that, in the absence of such conflict, it would not take. Such conflicts will be more difficult if the Company and Other Clients hold significant or controlling interests in competing or different tranches of a portfolio company’s capital structure. In addition, there may be circumstances where GSO agrees to implement certain procedures to ameliorate conflicts of interest that may involve a forbearance of rights relating to the Company or Other Clients, such as where GSO may cause the Company or Other Clients to decline to exercise certain control- and/or foreclosure-related rights with respect to a portfolio company.

Further, the Company is prohibited under the 1940 Act from participating in certain transactions with certain of affiliates (including portfolio companies of Other Clients) without the prior approval of a majority of the independent members of the Board of Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the outstanding voting securities will be an affiliate of the Company for purposes of the 1940 Act and generally the Company will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of the Board of Trustees. However, the Company may under certain circumstances purchase any such affiliate's loans or securities in the secondary market, which could create a conflict for the Adviser between the Company’s interests and the interests of such affiliate, in that the ability of the Adviser to recommend actions in the Company’s best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of the Board of Trustees and, in some cases, the SEC.

In addition, conflicts may arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof. There can be no assurance that any conflict will be resolved in favor of the Company, and each shareholder acknowledges and agrees that in some cases, subject to applicable law, a decision by GSO to take any particular action could have the effect of benefiting an Other Client (and, incidentally, may also have the effect of benefiting GSO) and therefore may not have been in the best interests of, and may be adverse to, the Company. There can be no assurance that the return on the Company’s investment will be equivalent to or better than the returns obtained by the Other Clients participating in the transaction. The shareholders will not receive any benefit from fees paid to any affiliate of the Adviser from a portfolio company in which an Other Client also has an interest to the extent permitted by the 1940 Act.

Related Financing Counterparties. The Company may invest in companies or other entities in which Other Clients make an investment in a different part of the capital structure (and vice versa) subject to the requirements of the 1940 Act and the Company’s co-investment order. The Adviser requests in the ordinary course proposals from lenders and other sources to provide financing to the Company and its portfolio companies. GSO takes into account various facts and circumstances it deems relevant in selecting financing sources, including whether a potential lender has expressed an interest in evaluating debt financing opportunities, whether a potential lender has a history of participating in debt financing opportunities generally and with the Firm in particular, the size of the potential lender’s loan amount, the timing of the relevant cash requirement, the availability of other sources of financing, the creditworthiness of the lender, whether the potential lender has demonstrated a long-term or continuing commitment to the success of Blackstone, GSO and their funds, and such other factors that Blackstone and GSO deem relevant under the circumstances. The cost of debt alone is not determinative.

Although the Company will generally be providing first lien financing to its portfolio companies, it is possible that shareholders, Other Clients, their portfolio companies, co-investors and other parties with material relationships with the Firm, such as shareholders of and lenders to the Firm and lenders to Other Clients and their portfolio companies (as well as Blackstone itself), could provide additional first lien financing to portfolio companies of the Company, subject to the requirements of the 1940 Act. The Firm could have incentives to cause the Company and its portfolio companies to accept less favorable financing terms from a shareholder, Other Clients, their portfolio companies, Blackstone, and other parties with material relationships with the Firm than it would from a third party. If the Company or a portfolio company occupies a more senior position in the capital structure than a shareholder, Other Client, their portfolio companies and other parties with material relationships with Blackstone, Blackstone could have an incentive to cause the Company or portfolio company to offer more favorable financing terms to such parties. In the case of a related party financing between the Company or its portfolio companies, on the one hand, and Blackstone or Other Clients’ portfolio companies, on the other hand, to the extent permitted by the 1940 Act, the Adviser could, but is not obligated to, rely on a third party agent to confirm the terms offered by the counterparty are consistent with market terms, or the Adviser could instead rely on its own internal analysis, which the Adviser believes is often superior to third party analysis given the Firm’s scale in the market. If however any of the Firm, the Company, an Other Client or any of their portfolio companies delegates to a third party, such as another member of a financing syndicate or a joint venture partner, the negotiation of the terms of the financing, the transaction will be assumed to be conducted on an arms-length basis, even though the participation of the Firm related vehicle impacts the market terms. For example, in the case of a loan extended to the Company or a portfolio company by a financing syndicate in which an Other Client has agreed to participate on terms negotiated by a third party participant in the syndicate, it may have been necessary to offer better terms to the financing provider to fully subscribe the syndicate if the Other Client had not participated. It is also possible that the frequent participation of Other Clients in such syndicates could dampen interest among other potential financing providers, thereby lowering demand to participate in the syndicate and increasing the financing costs to the Company. The Adviser does not believe either of these effects is significant, but no assurance can be given to shareholders that these effects will not be significant in any circumstance. Unless required by applicable law, the Adviser will not seek any consent or approvals from shareholders or the Board of Trustees in the case of any of these conflicts.

The Firm could cause actions adverse to the Company to be taken for the benefit of Other Clients that have made an investment more senior in the capital structure of a portfolio company than the Company (e.g., provide financing to a portfolio company, the equity of which is owned by the Company) and, vice versa, actions may be taken for the benefit of the Company and its portfolio companies that are adverse to Other Clients. The Firm could seek to implement procedures to mitigate conflicts of interest in these situations such as (i) a forbearance of rights, including some or all non-economic rights, by the Company or relevant Other Client (or their respective portfolio companies, as the case may be) by, for example, agreeing to follow the vote of a third party in the same tranche of the capital structure, or otherwise deciding to recuse itself with respect to decisions on defaults, foreclosures, workouts, restructurings and other similar matters, (ii) causing the Company or relevant Other Client (or their respective portfolio companies, as the case may be) to hold only a non-controlling interest in any such portfolio company, (iii) retaining a third party loan servicer, administrative agent or other agent to make decisions on behalf of the Company or relevant Other Client (or their respective portfolio companies, as the case may be), or (iv) create groups of personnel within the Firm separated by information barriers (which may be temporary and limited purpose in nature), each of which would advise one of the clients that has a conflicting position with other clients. As an example, to the extent an Other Client holds an interest in a loan or security that is different (including with respect to relative seniority) than those held by the Company or its portfolio companies, the Firm may decline to exercise, or delegate to a third party, certain control, foreclosure and other similar governance rights of the Other Client. In these cases, the Firm would generally act on behalf of one of its clients, though the other client would generally retain certain control rights, such as the right to consent to certain actions taken by the trustee or administrative or other agent of the investment, including a release, waiver, forgiveness or reduction of any claim for principal or interest; extension of maturity date or due date of any payment of any principal or interest; release or substitution of any material collateral; release, waiver, termination or modification of any material provision of any guaranty or indemnity; subordination of any lien; and release, waiver or permission with respect to any covenants.

In connection with negotiating loans and bank financings in respect of GSO-sponsored transactions, GSO will generally obtain the right to participate (for its own account or an Other Client) in a portion of the financings with respect to such GSO-sponsored transactions on the same terms negotiated by third parties with the Firm or other terms the Adviser determines to be consistent with the market. Although the Firm could rely on third parties to verify market terms, the Firm may nonetheless have influence on such third parties. No assurance can be given that negotiating with a third party, or verification of market terms by a third party, will ensure that the Company and its portfolio companies receive market terms.

In addition, it is anticipated that in a bankruptcy proceeding the Company’s interests will likely be subordinated or otherwise adverse to the interests of Other Clients with ownership positions that are more senior to those of the Company. For example, an Other Client that has provided debt financing to an investment of the Company may take actions for its benefit, particularly if the Company’s Investment is in financial distress, which adversely impact the value of the Company’s subordinated interests.

Although Other Clients can be expected to provide financing to the Company and its portfolio companies subject to the requirements of the 1940 Act, there can be no assurance that any Other Client will indeed provide any such financing with respect to any particular Investment. Participation by Other Clients in some but not all financings of the Company and its portfolio companies may adversely impact the ability of the Company and its portfolio companies to obtain financing from third parties when Other Clients do not participate, as it may serve as a negative signal to market participants.

Any financing provided by a shareholder or an affiliate to the Company or a portfolio company is not a capital contribution to the Company and does not reduce the unused capital commitment of such shareholder.

Conflicting Fiduciary Duties to Debt Funds. Other Clients include funds and accounts that make investments in senior secured loans, distressed debt, subordinated debt, high-yield securities, commercial mortgage-backed securities and other debt instruments. As discussed above, it is expected that these Other Clients or investors therein will be offered the opportunity, subject to applicable law, to provide financing with respect to investments made by the Company and its portfolio companies. The Firm owes a fiduciary duty to these Other Clients as well as to the Company and will encounter conflicts in the exercise of these duties. For example, if an Other Client purchases high-yield securities or other debt instruments of a portfolio company of the Company, or otherwise occupies a senior (or other different) position in the capital structure of an investment relative to the Company, the Firm will encounter conflicts in providing advice to the Company and to these Other Clients with regard to appropriate terms of such high-yield securities or other instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies, among other matters. More commonly, the Company could hold an investment that is senior in the capital structure, such as a debt instrument, to an Other Client. Although measures described above in “Related Financing Counterparties” above can mitigate these conflicts, they cannot completely eliminate them.

Similarly, certain Other Clients may invest in securities of publicly traded companies that are actual or potential investments of the Company or its portfolio companies. The trading activities of those vehicles may differ from or be inconsistent with activities that are undertaken for the account of the Company or its portfolio companies in any such securities or related securities. In addition, the Company may not pursue an investment in a portfolio company otherwise within the investment mandate of the Company as a result of such trading activities by Other Clients.

Other Blackstone and GSO Clients; Allocation of Investment Opportunities. Certain inherent conflicts of interest arise from the fact that the Adviser, GSO and Blackstone provide investment management, advisory and sub-advisory services to the Company and Other Clients.

For purposes of this discussion and ease of reference, the following terms shall have the meanings as set forth below:

“Other GSO Clients” means, collectively, the investment funds, client accounts (including managed accounts) and proprietary accounts and/or other similar arrangements (including such arrangements in which the Company or one or more Other GSO Clients own interests) that GSO may establish, advise or sub-advise from time to time and to which GSO provides investment management or sub-advisory services (other than the Company and any such funds and accounts in which the Company has an interest), in each case including any alternative investment vehicles and additional capital vehicles relating thereto and any vehicles established by GSO to exercise its side-by-side or other general partner investment rights as set forth in their respective governing documents; provided, that for the avoidance of doubt, “Other GSO Clients” shall not include GSO in its role as principal of any account, including any accounts for which GSO or an affiliate thereof acts as an advisor.

“Blackstone Clients” means, collectively, the investment funds, client accounts (including managed accounts) and proprietary accounts and/or other similar arrangements (including such arrangements in which the Company or one or more Blackstone Clients own interests) that Blackstone may establish, advise or sub-advise from time to time and to which Blackstone provides investment management or sub-advisory services (other than the Company, any such funds and accounts in which the Company has an interest and Other GSO Clients), in each case including any alternative investment vehicles and additional capital vehicles relating thereto and any vehicles established by Blackstone to exercise its side-by-side or other general partner investment rights as set forth in their respective governing documents; provided that, for the avoidance of doubt, “Blackstone Clients” shall not include Blackstone in its role as principal of any account, including any accounts for which Blackstone or an affiliate thereof acts as an advisor.

“Other Clients” means, collectively, Other GSO Clients and Blackstone Clients.

The respective investment programs of the Company and the Other Clients may or may not be substantially similar. GSO and/or Blackstone may give advice to, and recommend securities for, Other Clients that may differ from advice given to, or securities recommended or bought for, the Company, even though their investment objectives may be the same as or similar to those of the Company. While GSO will seek to manage potential conflicts of interest in a fair and equitable manner, the portfolio strategies employed by GSO and Blackstone in managing their respective Other Clients are likely to conflict from time to time with the transactions and strategies employed by the Adviser in managing the Company and may affect the prices and availability of the securities and instruments in which the Company invests. Conversely, participation in specific investment opportunities may be appropriate, at times, for both the Company and Other Clients. In any event, it is the policy of GSO to allocate investment opportunities and sale opportunities on a basis deemed by GSO, in its sole discretion, to be fair and equitable over time.

Allocation Methodology Considerations

GSO will share any investment and sale opportunities with such Other Clients and the Company in accordance with the Advisers Act, and Firm-wide allocation policies, which generally provide for sharing pro rata based on targeted acquisition size or targeted sale size.

Notwithstanding the foregoing, GSO may also consider the following factors in making any allocation determinations, and such factors may result in a different allocation of investment and/or sale opportunities: (i) the risk-return and target return profile of the proposed investment relative to the Company’s and the Other Clients’ current risk profiles; (ii) the Company’s and/or the Other Clients’ investment guidelines, restrictions, terms and objectives, including whether such objectives are considered solely in light of the specific investment under consideration or in the context of the respective portfolios’ overall holdings; (iii) the need to re-size risk in the Company’s or the Other Clients’ portfolios (including the potential for the proposed investment to create an industry, sector or issuer imbalance in the Company’s and Other Clients’ portfolios, as applicable) and taking into account any existing non-pro rata investment positions in the portfolio of the Company and Other Clients; (iv) liquidity considerations of the Company and the Other Clients, including during a ramp-up or wind-down of one or more of the Company or such Other Clients, proximity to the end of the Company’s or Other Clients’ specified term or investment period, any redemption/withdrawal requests, anticipated future contributions and available cash; (v) legal, tax, accounting, political, national security and other consequences; (vi) regulatory or contractual restrictions or consequences (including, without limitation, requirements under the 1940 Act and any related rules, orders, guidance or other authority applicable to the

Company or Other GSO Clients); (vii) avoiding a de minimis or odd lot allocation; (viii) availability and degree of leverage and any requirements or other terms of any existing leverage facilities; (ix) the Company’s or Other Clients’ investment focus on a classification attributable to an investment or issuer of an investment, including, without limitation, investment strategy, geography, industry or business sector; (x) the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals dedicated to the Company or such Other Clients; (xi) the management of any actual or potential conflict of interest; (xii) with respect to investments that are made available to GSO by counterparties pursuant to negotiated trading platforms (e.g., ISDA contracts), the absence of such relationships which may not be available to the Company and all Other Clients; (xiii) available capital of the Company and the Other Clients, (xiv) primary and permitted investment strategies and objectives of the Company and the Other Clients, including, without limitation, with respect to Other Clients that expect to invest in or alongside other funds or across asset classes based on expected return (such as certain managed accounts with similar investment strategies and objectives), (xv) sourcing of the investment, (xvi) the specific nature (including size, type, amount, liquidity, holding period, anticipated maturity and minimum investment criteria) of the investment, (xvii) expected investment return, (xviii) expected cash characteristics (such as cash-on-cash yield, distribution rates or volatility of cash flows), (xix) capital expenditure required as part of the investment, (xx) portfolio diversification concerns (including, but not limited to, whether a particular fund already has its desired exposure to the investment, sector, industry, geographic region or markets in question), (xxi) relation to existing investments in a fund, if applicable (e.g., “follow on” to existing investment, joint venture or other partner to existing investment, or same security as existing investment), and (xxii) any other considerations deemed relevant by GSO in good faith.

GSO shall not have any obligation to present any investment opportunity (or portion of any investment opportunity) to the Company if GSO determines in good faith that such opportunity (or portion thereof) should not be presented to the Company for any one or a combination of the reasons specified above, or if GSO is otherwise restricted from presenting such investment opportunity to the Company.

In addition, GSO has received an exemptive order from the SEC that permits certain existing and future funds regulated under the 1940 Act (each, a “Regulated Fund”), among other things, to co-invest with certain other persons, including certain affiliates of GSO, and certain funds managed and controlled by GSO and its affiliates, including the Company, subject to certain terms and conditions. For so long as any privately negotiated investment opportunity falls within the investment criteria of one or more Regulated Funds, such investment opportunity shall also be offered to such Regulated Fund(s). In the event that the aggregate targeted investment sizes of the Company and such Regulated Fund(s) exceed the amount of such investment opportunity, allocation of such investment opportunity to each of the Company and such Regulated Fund(s) will be reduced proportionately based on their respective “available capital” as defined in the exemptive order, which may result in allocation to the Company in an amount less than what it would otherwise have been if such Regulated Fund(s) did not participate in such investment opportunity. The exemptive order also restricts the ability of the Company (or any other GSO fund) from investing in any privately negotiated investment opportunity alongside a Regulated Fund except at the same time and on same terms. As a result, the Company may be unable to make investments in different parts of the capital structure of the same issuer in which a Regulated Fund has invested or seeks to invest. The rules promulgated by the SEC under the 1940 Act, as well as any related guidance from the SEC and/or the terms of the exemptive order itself, are subject to change, and GSO could undertake to amend the exemptive order (subject to SEC approval), obtain additional exemptive relief, or otherwise be subject to other requirements in respect of co-investments involving the Company and any Regulated Funds, any of which may impact the amount of any allocation made available to Regulated Funds and thereby affect (and potentially decrease) the allocation made to the Company.

Moreover, with respect to GSO’s ability to allocate investment opportunities, including where such opportunities are within the common objectives and guidelines of the Company and one or more Other Clients (which allocations are to be made on a basis that GSO believes in good faith to be fair and reasonable), GSO and Blackstone have established general guidelines and policies, which it may update from time to time, for determining how such allocations are to be made, which, among other things, set forth principles regarding what constitutes “debt” or “debt-like” investments, criteria for defining “control-oriented equity” or “infrastructure” investments, guidance regarding allocation for certain types of investments (e.g., distressed energy) and other matters. In addition, certain Other Clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such Other Clients’ respective governing agreements. The application of those guidelines and conditions may result in the Company or Other Clients not participating (and/or not participating to the same extent) in certain investment opportunities in which they would have otherwise participated had the related allocations been determined without regard to such guidelines and conditions and based only on the circumstances of those particular investments. Additionally, investment opportunities sourced by GSO will be allocated in accordance with Blackstone’s and GSO’s allocation policies, which may provide that investment opportunities will be allocated in whole or in part to other business units of the Firm on a basis that Blackstone and GSO believe in good faith to be fair and reasonable, based on various factors, including the involvement of the respective teams from GSO and such other business units. It should also be noted that investment opportunities sourced by business units of the Firm other than GSO will be allocated in accordance with such business units’ allocation policies, which will result in such investment opportunities being allocated, in whole or in part, away from GSO, the Company and Other GSO Clients.

When GSO determines not to pursue some or all of an investment opportunity for the Company that would otherwise be within the Company’s objectives and strategies, and Blackstone or GSO provides the opportunity or offers the opportunity to Other Clients, Blackstone or GSO, including their personnel (including GSO personnel), may receive compensation from the Other Clients, whether or not in respect of a particular investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by the Company to GSO. As a result, GSO (including GSO personnel who receive such compensation) could be incentivized to allocate investment opportunities away from the Company to or source investment opportunities for Other Clients. In addition, in some cases Blackstone or GSO may earn greater fees when Other Clients participate alongside or instead of the Company in an Investment.

GSO makes good faith determinations for allocation decisions based on expectations that may prove inaccurate. Information unavailable to GSO, or circumstances not foreseen by GSO at the time of allocation, may cause an investment opportunity to yield a different return than expected. Conversely, an investment that GSO expects to be consistent with the Company’s objectives may fail to achieve them.

The Adviser may, but will be under no obligation to, provide co-investment opportunities relating to investments made by the Company to Company shareholders, Other Clients, and investors of such Other Clients, subject to the Company’s exemptive relief and the 1940 Act. Such co-investment opportunities may be offered to such parties in the Adviser’s subject to the Company’s exemptive relief. From time to time, GSO may form one or more funds or accounts to co-invest in transactions with the Company (or transactions alongside any of the Company and one or more Other Clients). Furthermore, for the avoidance of doubt, to the extent that the Company has received its target amount in respect of an investment opportunity, any remaining portion of such investment opportunity initially allocated to the Company may be allocated to Other Clients or to co-investors in GSO’s discretion pursuant to the Company’s exemptive relief.

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

Additionally, it can be expected that the Firm will, from time to time, enter into arrangements or strategic relationships with third parties, including other asset managers, financial firms or other businesses or companies, that, among other things, provide for referral, sourcing or sharing of investment opportunities. Blackstone or GSO may pay management fees and performance-based compensation in connection with such arrangements. Blackstone or GSO may also provide for or receive reimbursement of certain expenses incurred or received in connection with these arrangements, including diligence expenses and general overhead, administrative, deal sourcing and related corporate expenses. The amount of these rebates may relate to allocations of co-investment opportunities and increase if certain co-investment allocations are not made. While it is possible that the Company will, along with the Firm itself, benefit from the existence of those arrangements and/or relationships, it is also possible that investment opportunities that would otherwise be presented to or made by the Company would instead be referred (in whole or in part) to such third party, or, as indicated above, to other third parties, either as a contractual obligation or otherwise, resulting in fewer opportunities (or reduced allocations) being made available to the Company and/or shareholders. This means that co-investment opportunities that are sourced by the Company may be allocated to investors that are not shareholders. For example, a firm with which the Firm has entered into a strategic relationship may be afforded with “first-call” rights on a particular category of investment opportunities, although there is not expected to be substantial overlap in the investment strategies and/or objectives between the Company and any such firm. (See “—Blackstone’s Relationship with Pátria.”)

Certain Investments Inside the Company’s Mandate that are not Pursued by the Company. Under certain circumstances, Blackstone or GSO may determine not to pursue some or all of an investment opportunity within the Company’s mandate, including without limitation, as a result of business, reputational or other reasons applicable to the Company, Other Clients, their respective portfolio companies or Blackstone. In addition, GSO may determine that the Company should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because the Company has already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by GSO in its good faith discretion, or the investment is not appropriate for the Company for other reasons as determined by GSO in its good faith reasonable sole discretion. In any such case Blackstone or GSO could, thereafter, offer such opportunity to other parties, including Other Clients or portfolio companies or limited partners or shareholders of the Company or Other Clients, joint venture partners, related parties or third parties. Any such Other Clients may be advised by a different Blackstone or GSO business group with a different investment committee, which could determine an investment opportunity to be more attractive than GSO believes to be the case. In any event, there can be no assurance that GSO’s assessment will prove correct or that the performance of any investments actually pursued by the Company will be comparable to any investment opportunities that are not pursued by the Company. Blackstone and GSO, including their personnel, may receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by the Company to GSO. In some cases, Blackstone or GSO earns greater fees when Other Clients participate alongside or instead of the Company in an Investment.

Cross Transactions. Situations may arise where certain assets held by the Company may be transferred to Other Clients and vice versa. Such transactions will be conducted in accordance with, and subject to, the Adviser’s contractual obligations to the Company and applicable law, including the 1940 Act.

Co-Investment. The Company will co-invest with its shareholders, limited partners and/or shareholders of the Other Clients, the Firm’s affiliates and other parties with whom GSO has a material relationship. The allocation of co-investment opportunities is entirely and solely in the discretion of GSO, subject to applicable law. In addition to participation by Senior and Other Advisors in specific transactions or investment opportunities, Senior and Other Advisors and/or other Firm employees may be permitted to participate in the Firm’s side-by-side co-investment rights. Such rights generally do not provide for a management fee or carried interest payable by participants therein and generally result in the Company being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side. Furthermore, Other Clients will be permitted (or have a preferred right) to participate in the Firm’s side-by-side co-investment rights.

In certain circumstances, GSO will determine that a co-investment opportunity should be offered to one or more third parties (such investors, “Co-Investors”) and will maintain sole discretion with respect to which Co-Investors are offered any such opportunity. It is expected that many investors who may have expressed an interest in co-investment opportunities will not be allocated any co-investment opportunities or may receive a smaller amount of co-investment opportunities than the amount requested. Furthermore, co-investment offered by GSO will be on such terms and conditions (including with respect to management fees, performance-based compensation and related arrangements and/or other fees applicable to co-investors) as GSO determine to be appropriate in its sole discretion on a case-by-case basis, which may differ amongst co-investors with respect to the same co-investment. In addition, the performance of Other Clients co-investing with the Company is not considered for purposes of calculating the carried interest payable by the Company to the Adviser. Furthermore, the Company and co-investors will often have different investment objectives and limitations, such as return objectives and maximum hold period. GSO, as a result, will have conflicting incentives in making decisions with respect to such opportunities. Even if the Company and any such parties invest in the same securities on similar terms, conflicts of interest will still arise as a result of differing investment profiles of the investors, among other items.

•General Co-Investment Considerations: There are expected to be circumstances where an amount that would otherwise have been invested by the Company is instead allocated to co-investors (who may or may not be shareholders of the Company or limited partners of Other Clients) or supplemental capital vehicles, and there is no guarantee that any shareholders will be offered any particular co-investment opportunity. Each co-investment opportunity (should any exist) is likely to be different, and allocation of each such opportunity will depend on the facts and circumstances specific to that unique situation (e.g., timing, industry, size, geography, asset class, projected holding period, exit strategy and counterparty). Different situations will require that the various facts and circumstances of each opportunity be weighted differently, as GSO deems relevant to such opportunity. Such factors are likely to include, among others, whether a co-investor adds strategic value, industry expertise or other similar synergies; whether a potential co-investor has expressed an interest in evaluating co-investment opportunities; whether a potential co-investor has an overall strategic relationship with the Firm; whether a potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of Blackstone, GSO, the Company, Other Clients or other co-investments (including whether a potential co-investor will help establish, recognize, strengthen and/or cultivate relationships that may provide indirectly longer-term benefits to the Company or Other Clients and their respective underlying portfolio companies, or whether the potential co-investor has significant capital under management by the Firm or intends to increase such amount); the ability of a potential co-investor to commit to a co-investment opportunity within the required timeframe of the particular transaction; GSO’s assessment of a potential co-investor’s ability to invest an amount of capital that fits the needs of the investment (taking into account the amount of capital needed as well as the maximum number of investors that can realistically participate in the transaction); whether the co-investor is considered “strategic” to the investment because it is able to offer the Company certain benefits, including but not limited to, the ability to help consummate the investment, the ability to aid in operating or monitoring the portfolio company or the possession of certain expertise; the transparency, speed and predictability of the potential co-investor’s investment process; whether the Firm has previously expressed a general intention to seek to offer co-investment opportunities to such potential co-investor; whether a potential co-investor has the financial and operational resources and other relevant wherewithal to evaluate and participate in a co-investment opportunity; the familiarity the Firm has with the personnel and professionals of the investor in working together in investment contexts (which may include such potential co-investor’s history of investment in other Firm co-investment opportunities); the extent to which a potential co-investor has committed to an Other Client; the size of such potential co-investor’s interest to be held in the underlying portfolio company as a result of the Company’s investment (which is likely to be based on the size of the potential co-investor’s capital commitment or investment in the Company); the extent to which a potential co-investor has been provided a greater amount of co-investment opportunities relative to others; the ability of a potential co-investor to invest in potential add-on acquisitions for the portfolio company or participate in defensive investments; the likelihood that the potential co-investor would require governance rights that would complicate or jeopardize the transaction (or, alternatively, whether the investor would be willing to defer to the Firm and assume a more passive role in governing the portfolio company); any interests a potential co-investor may have in any competitors of the underlying portfolio company; the tax profile of the potential co-investor and the tax characteristics of the investment (including whether the potential co-investor would require particular structuring implementation or covenants that would not otherwise be required but for its participation or whether such co-investor’s participation is beneficial to the overall structuring of the investment); whether a potential co-investor’s participation in the transaction would subject the Company and/or the portfolio company to additional regulatory requirements, review and/or scrutiny, including any necessary governmental approvals required to consummate the investment; the potential co-investor’s interaction with the potential management team of the portfolio company; whether the potential co-investor has any existing positions in the portfolio company (whether in the same security in which the Company is investing or otherwise); whether there is any evidence to suggest that there is a heightened risk with respect to the potential co-investor maintaining confidentiality; whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of the Company, other affiliated funds and/or other co-investments, including the size of such commitment; whether the potential co-investor has any known investment policies and restrictions, guideline limitations or investment objectives that are relevant to the transaction, including the need for distributions; whether the expected holding period and risk-return profile of the investment is consistent with the stated goals of the investor; and such other factors as the Adviser deems relevant and believes to be appropriate under the circumstances. Furthermore, in connection with any such co-investment by third-party co-investors, the Adviser may establish one or more investment vehicles managed or advised by the Firm to facilitate such co-investors’ investment alongside the Company. The factors listed in the foregoing sentence are neither presented in order of importance nor weighted, except that GSO has historically primarily relied upon the following two factors in making the determination to offer co-investment opportunities to co-investors: (i) whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of the Company (including whether a potential co-investor will help establish, recognize, strengthen and/or cultivate relationships that may provide indirectly longer-term benefits to the Company or Other Clients and their respective underlying portfolio companies), other affiliated funds, and/or other co-investments, including the size of any such commitment and fee revenue or profits generated for the benefit of GSO or Blackstone as a result thereof and (ii) the ability of a potential co-investor to process a co-investment decision within the required timeline of the particular transaction. Except as otherwise described herein, co-investors generally will not share Broken Deal Expenses with the Company and Other Clients, with the result that the Company and such Other Clients will bear all such Broken Deal Expenses, and such expenses may be significant. However, the Adviser does not intend to offer any such co-investment opportunities to shareholders in their capacity as shareholders. GSO may (but is not required to) establish co-investment vehicles (including dedicated or “standing” co-investment vehicles) for one or more investors (including third party investors and investors in the Company) in order to co-invest alongside the Company in one or more future investments. The existence of these vehicles could reduce the opportunity for other shareholders to receive allocations of co-investment. In addition, the allocation of investments to Other Clients, including as described under “Other Blackstone and GSO Clients; Allocation of Investment Opportunities” herein, may result in fewer co-investment opportunities (or reduced allocations) being made available to shareholders.

•Additional Potential Conflicts of Interest with respect to Co-Investment; Strategic Relationships Involving Co-Investment: In addition, the Adviser and/or its affiliates will in certain circumstances be incentivized to offer certain potential co-investors (including, by way of example, as a part of an overall strategic relationship with the Firm) opportunities to co-invest because the extent to which any such co-investor participates in (or is offered) co-investment opportunities may impact the amount of performance-based compensation and/or management fees or other fees paid by the co-investor. The amount of carried interest or expenses charged and/or management fees paid by the Company may be less than or exceed such amounts charged or paid by co-investment vehicles pursuant to the terms of such vehicles’ partnership agreements and/or other agreements with co-investors, and such variation in the amount of fees and expenses may create an economic incentive for GSO to allocate a greater or lesser percentage of an investment opportunity to the Company or such co-investment vehicles or co-investors, as the case may be. In addition, other terms of existing and future co-investment vehicles may differ materially, and in some instances may be more favorable to GSO, than the terms of the Company, and such different terms may create an incentive for GSO to allocate a greater or lesser percentage of an investment opportunity to the Company or such co-investment vehicles, as the case may be. Such incentives will from time to time give rise to conflicts of interest, and there can be no assurance that such conflicts of interest will be resolved in favor of the Company. Accordingly, any investment opportunities that would have otherwise been offered or allocated, in whole or in part, to the Company may be reduced and made available to co-investment vehicles. Co-investments may be offered by the Adviser on such terms and conditions as the Adviser determines in its discretion on a case-by-case basis.

Company Co-Investment Opportunities. As a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely will in certain circumstances limit the

Company’s ability to make investments or enter into other transactions alongside the Other Clients. There can be no assurance that such regulatory restrictions will not adversely affect the Company’s ability to capitalize on attractive investment opportunities. However, subject to the 1940 Act and any applicable co-investment order issued by the SEC, the Company may co-invest with Other Clients (including co-investment or other vehicles in which the Firm or its personnel invest and that co-invest with such Other Clients) in investments that are suitable for the Company and one or more of such Other Clients. Even if the Company and any such Other Clients and/or co-investment or other vehicles invest in the same securities, conflicts of interest may still arise.

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

Investments in Portfolio Companies Alongside Other Clients. From time to time, the Company will co-invest with Other Clients (including co-investment or other vehicles in which the Firm or its personnel invest and that co-invest with such Other Clients) in investments that are suitable for both the Company and such Other Clients, as permitted by applicable law and/or any applicable SEC-granted order. Even if the Company and any such Other Clients invest in the same securities or loans, conflicts of interest may still arise. For example, it is possible that as a result of legal, tax, regulatory, accounting, political, national security or other considerations, the terms of such investment (and divestment thereof) (including with respect to price and timing) for the Company and such other funds and vehicles may not be the same. Additionally, the Company and such Other Clients and/or vehicles will generally have different investment periods and/or investment objectives (including return profiles) and GSO, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities. As such, subject to applicable law and any applicable order issued by the SEC, the Company and/or such Other Clients may dispose of any such shared investment at different times and on different terms.

Firm Involvement in Financing of Third Party Dispositions by the Company. The Company may from time to time dispose of all or a portion of an investment by way of accepting a third-party purchaser’s bid where the Firm or one or more Other Clients is providing financing as part of such bid or acquisition of the investment or underlying assets thereof. This generally would include the circumstance where the Firm or one or more Other Clients is making commitments to provide financing at or prior to the time such third-party purchaser commits to purchase such investments or assets from the Company. Such involvement of the Firm or one or more Other Clients as such a provider of debt financing in connection with the potential acquisition of portfolio investments by third parties from the Company may give rise to potential or actual conflicts of interest.

Blackstone Europe. Blackstone, GSO and Other Clients may incorporate or otherwise organize, and one or more of its affiliates have incorporated or otherwise organized, one or more Luxembourg-based or Ireland-based entities (and in the future may organize other non-U.S. entities) that are the master holding companies or other structures through which the Company and Other GSO Clients may principally invest into European investments (any such structure, “Blackstone Europe”) and that may be utilized by GSO. Blackstone Europe is expected to provide one or more of the following key service functions to the Company and/or to the European-domiciled entities that are part of the investments of Other GSO Clients and may also be owned, directly or indirectly, by Other Clients or their affiliates. The key service functions expected to be provided by Blackstone Europe and its employees are: (i) domiciliation, (ii) account management, (iii) administration, (iv) accounting, (v) tax, regulatory and organizational compliance, (vi) transaction support services, and (vii) local office space, though other services may also be provided. If approved by the Board of Trustees, Blackstone Europe is expected to receive fees for such services at no greater than market rates deemed competitive by the Firm. The Firm will endeavor to allocate fees and expenses associated with Blackstone Europe fairly and equitably, which allocation is expected to involve certain subjective assumptions based on actual data pertaining to the services provided. The Adviser believes that this method will result in a fair and equitable allocation of expenses. Any such expenses attributable directly or indirectly to the Company, including, without limitation, the Company’s allocable portion of overhead expenses (including, for example, the salary and compensation of personnel of Blackstone Europe) and costs associated with the leasing of office space, will be treated as a Company Expense and will not reduce the management fee or otherwise be shared with the Company or the shareholders.

Self-Administration of the Company. GSO and its affiliates expect to provide certain fund administration services to the Company rather than engage or rely on a third party administrator to perform such services. The costs for providing these services are not included in the management fee under the Investment Advisory Agreement and will be paid separately by the Company. GSO also reserves the right to charge the Company a reduced rate for these services, or to reduce or waive such charges entirely, subject to the 1940 Act. GSO’s ability to determine the reimbursement obligation from the Company creates a conflict of interest. GSO addresses this conflict by reviewing its fund administration fee to ensure that it is comparable and fair with regard to equivalent services performed by a non-affiliated third party at a rate negotiated on an arm’s length basis. The Board of Trustees periodically reviews the reimbursement obligation.

Material, Non-Public Information. GSO will come into possession of confidential information with respect to an issuer. GSO may be restricted from buying, originating or selling securities, loans of, or derivatives with respect to, the issuer on behalf of the Company until such time as the information becomes public or is no longer deemed material such that it would preclude the Company from participating in an investment. Disclosure of such information to the Adviser’s personnel responsible for the affairs of the Company will be on a need-to-know basis only, and the Company may not be free to act for the Company upon any such information. Therefore, the Company may not have access to confidential information in the possession of GSO that might be relevant to an investment decision to be made for the Company. In addition, GSO, in an effort to avoid buying or selling restrictions on behalf of the Company or Other GSO Clients, may choose to forego an opportunity to receive (or elect not to receive) information that other market participants or counterparties, including those with the same positions in the issuer as the Company, are eligible to receive or have received, even if possession of such information would otherwise be advantageous to the Company.

In addition, affiliates of GSO within Blackstone may come into possession of confidential information with respect to an issuer. GSO may be restricted from buying, originating or selling securities, loans of, or derivatives with respect to, the issuer on behalf of the Company if the Firm deemed such restriction appropriate. Disclosure of such information to the Adviser’s personnel responsible for the affairs of the Company will be on a need-to-know basis only, and the Company may not be free to act upon any such information. Therefore, the Company may not have access to confidential information in the possession of the Firm that might be relevant to an investment decision to be made by the Company. Accordingly, the Company may not be able to initiate a transaction that it otherwise might have initiated and may not be able to sell an investment that it otherwise might have sold.

Break-up and other Similar Fees. Break-up or topping fees with respect to the Company’s investments can be paid to GSO. Alternatively, the Company could receive the break-up or topping fees directly. Break-up or topping fees paid to GSO or the Company in connection with a transaction could be allocated, or not, to Other Clients or co-investment vehicles that invest (or are expected to invest) alongside the Company, as determined by GSO to be appropriate in the circumstances. Generally, GSO would not allocate break-up or topping fees with respect to a potential investment to the Company, an Other Client or co-investment vehicle unless such person would also share in broken deal expenses related to the potential Investment. With respect to fees received by GSO relating to the Company’s investments or from unconsummated transactions, shareholders will not receive the benefit of any fees relating to the Company’s investments (including, without limitation, as described above). In the case of fees for services as a director of a portfolio company, the management fee will not be reduced to the extent any Firm personnel continues to serve as a director after the Company has exited (or is in the process of exiting) the applicable portfolio company and/or following the termination of such employee’s employment with the Firm. For the avoidance of doubt, although the financial advisory and restructuring business of Blackstone has been spun out, to the extent any investment banking fees, consulting (including management consulting) fees, syndication fees, capital markets syndication and advisory fees (including underwriting fees), origination fees, servicing fees, healthcare consulting / brokerage fees, fees relating to group purchasing, financial advisory fees and similar fees for arranging acquisitions and other major financial restructurings, loan servicing and/or other types of insurance fees, operations fees, financing fees, fees for asset services, title insurance fees, and other similar fees and annual retainers (whether in cash or in kind) are received by Blackstone, such fees will not be required to be shared with the Company or the shareholders and will not reduce the management fee payable by the Company.

Broken Deal Expenses. Any expenses that may be incurred by the Company for actual investments as described herein may also be incurred by the Company with respect to broken deals (i.e., investments that are not consummated). GSO is not required to and in most circumstances will not seek reimbursement of broken deal expenses (i.e., expenses incurred in pursuit of an investment that is not consummated) from third parties, including counterparties to the potential transaction or potential co-investors. Examples of such broken deal expenses include, but are not limited to, reverse termination fees, extraordinary expenses such as litigation costs and judgments, travel and entertainment expenses incurred, costs of negotiating co-investment documentation, and legal, accounting, tax and other due diligence and pursuit costs and expenses. Any such broken deal expenses could, in the sole discretion of GSO, be allocated solely to the Company and not to Other Clients or co-investment vehicles that could have made the investment, even when the Other Client or co-investment vehicle commonly invests alongside the Company in its investments or the Firm or Other Clients in their investments. In such cases, the Company’s shares of expenses would increase. In the event broken deal expenses are allocated to an Other Client or a co-investment vehicle, GSO may advance such fees and expenses without charging interest until paid by the Other Client or co-investment vehicle, as applicable.

Other Firm Business Activities. The Firm, Other Clients, their portfolio companies, and personnel and related parties of the foregoing will receive fees and compensation, including performance-based and other incentive fees, for products and services provided to the Company and its portfolio companies, such as fees for asset and property management; investment management, underwriting, syndication or refinancing of a loan or investment; loan servicing; special servicing; administrative services; advisory services on purchase or sale of an asset or company; investment banking and capital markets services;

placement agent services; fund administration; internal legal and tax planning services; information technology products and services; insurance procurement; brokerage; solutions and risk management services; data extraction and management products and services; and other products and services. Such parties will also provide products and services for fees to the Firm, Other Clients and their portfolio companies, and their personnel and related parties, as well as third parties. Through its Innovations group, Blackstone incubates businesses that can be expected to provide goods and services to the Company (subject to the requirements of the 1940 Act and applicable guidance) and Other Clients and their portfolio companies, as well as other Firm-related parties and third parties. By contracting for a product or service from a business related to the Firm, the Company and its portfolio companies would provide not only current income to the business and its stakeholders, but could also create significant enterprise value in them, which would not be shared with the Company or shareholders and could benefit the Firm directly and indirectly. Also, the Firm, Other Clients and their portfolio companies, and their personnel and related parties may receive compensation or other benefits, such as through additional ownership interests or otherwise, directly related to the consumption of products and services by the Company and its portfolio companies. The Company and its portfolio companies will incur expense in negotiating for any such fees and services, which will be treated as Company Expenses. In addition, the Firm may receive fees associated with capital invested by co-investors relating to investments in which the Company participates or otherwise, in connection with a joint venture in which the Company participates (subject to the 1940 Act) or otherwise with respect to assets or other interests retained by a seller or other commercial counterparty with respect to which the Firm performs services. Finally, the Firm and its personnel and related parties may also receive compensation in connection with referrals and related activities of such business incubated by the Blackstone Innovations group.

The Company will, as determined by GSO and as permitted by the governing fund documents, bear the cost of fund administration, in house legal, tax planning and other related services provided by Firm personnel and related parties to the Company and its portfolio companies, including the allocation of their compensation and related overhead otherwise payable by the Firm, or pay for their services at market rates, as discussed below in “Self-Administration of the Company.” Such allocations or charges can be based on any of the following methodologies: (i) requiring personnel to periodically record or allocate their historical time spent with respect to the Company or the Firm approximating the proportion of certain personnel’s time spent with respect to the Company, and in each case allocating their compensation and allocable overhead based on time spent, or charging their time spent at market rates, (ii) the assessment of an overall dollar amount (based on a fixed fee or percentage of assets under management) that the Firm believes represents a fair recoupment of expenses and a market rate for such services or (iii) any other similar methodology determined by the Firm to be appropriate under the circumstances. Certain Firm personnel will provide services to few, or only one, of the Company and Other Clients, in which case the Firm could rely upon rough approximations of time spent by the employee for purposes of allocating the salary and overhead of the person if the market rate for services is clearly higher than allocable salary and overhead. However, any methodology (including the choice thereof) involves inherent conflicts and may result in incurrence of greater expenses by the Company and its portfolio companies than would be the case if such services were provided by third parties.

GSO, Other Clients and their portfolio companies, and their affiliates, personnel and related parties could continue to receive fees, including performance-based or incentive fees, for the services described in the preceding paragraphs with respect to investments sold by the Company or a portfolio company to a third party buyer after the sale is consummated. Such post-disposition involvement will give rise to potential or actual conflicts of interest, particularly in the sale process. Moreover, GSO, Other Clients and their portfolio companies, and their affiliates, personnel and related parties may acquire a stake in the relevant asset as part of the overall service relationship, at the time of the sale or thereafter.

GSO does not have any obligation to ensure that fees for products and services contracted by the Company or its portfolio companies are at market rates unless the counterparty is considered an affiliate of the Firm and given the breadth of the Firm’s investments and activities GSO may not be aware of every commercial arrangement between the Company and its portfolio companies, on the one hand, and the Firm, Other Clients and their portfolio companies, and personnel and related parties of the foregoing, on the other hand.

Except as set forth above, the Company and shareholders will not receive the benefit (e.g., through a reduction to the management fee or otherwise) of any fees or other compensation or benefit received by GSO, its affiliates or their personnel and related parties. (See also “—Service Providers, Vendors and Other Counterparties Generally” and “—Other Firm Business Activities.”)

Securities and Lending Activities. Blackstone, its affiliates and their related parties and personnel will from time to time participate in underwriting or lending syndicates with respect to current or potential portfolio companies, or may otherwise act as arrangers of financing, including with respect to the public offering and/or private placement of debt or equity securities issued by, or loan proceeds borrowed by the Company and its portfolio companies, or otherwise in arranging financing (including loans) for such portfolio companies or advise on such transactions. Such underwritings or engagements may be on a firm commitment basis or may be on an uncommitted “best efforts” basis, and the underwriting or financing parties are under no duty to provide any commitment unless specifically set forth in the relevant contract. Blackstone may also provide placement or other similar services to purchasers or sellers of securities, including loans or instruments issued by portfolio companies. There may also be circumstances in which the Company commits to purchase any portion of such issuance from the portfolio company that a Blackstone broker-dealer intends to syndicate to third parties. As a result thereof, subject to the limitations of the 1940 Act, Blackstone may receive commissions or other compensation, thereby creating a potential conflict of interest. This could include, by way of example, fees and/or commissions for equity syndications to co-investment vehicles. In certain cases, subject to the limitations of the 1940 Act, a Blackstone broker-dealer will from time to time act as the managing underwriter or a member of the underwriting syndicate or broker for the Company or its portfolio companies, or as dealer, broker or advisor to a counterparty to the Company or a portfolio company and purchase securities from or sell securities to the Company, Other Clients or portfolio companies of the Company or Other Clients or advise on such transactions. Blackstone will also from time to time, on behalf of the Company or other parties to a transaction involving the Company or its portfolio companies, effect transactions, including transactions in the secondary markets that result in commissions or other compensation paid to Blackstone by the Company or its portfolio companies or the counterparty to the transaction, thereby creating a potential conflict of interest. This could include, by way of example, fees and/or commissions for equity syndications to co-investment vehicles.. Subject to applicable law, Blackstone will from time to time receive underwriting fees, discounts, placement commissions, loan modification or restructuring fees, servicing fees, capital markets advisory fees, lending arrangement fees, asset/property management fees, insurance (including title insurance) fees and consulting fees, monitoring fees, commitment fees, syndication fees, origination fees, organizational fees, operational fees, loan servicing fees, and financing and divestment fees (or, in each case, rebates in lieu of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Blackstone, an Other Client or its portfolio companies are purchasing debt) or other compensation with respect to the foregoing activities, which are not required to be shared with the Company. In addition, the management fee with respect to a shareholder generally will not be reduced by such amounts. Therefore, Blackstone will from time to time have a potential conflict of interest regarding the Company and the other parties to those transactions to the extent it receives commissions, discounts or other compensation from such other parties. The Board of Trustees, in its sole discretion, will approve any transactions, subject to the limitations of the 1940 Act, in which a Blackstone broker-dealer acts as an underwriter, as broker for the Company, or as dealer, broker or advisor, on the other side of a transaction with the Company only where the Board of Trustees believes in good faith that such transactions are appropriate for the Company and, by executing a Subscription Agreement for shares in the Company, a shareholder consents to all such transactions, along with the other transactions involving conflicts of interest described herein, to the fullest extent permitted by law.

When Blackstone serves as underwriter with respect to securities of the Company or its portfolio companies, the Company and such portfolio companies could from time to time be subject to a “lock-up” period following the offering under applicable regulations during which time the Company or portfolio company would be unable to sell any securities subject to the “lock-up.” This may prejudice the ability of the Company and its portfolio companies to dispose of such securities at an opportune time. In addition, Blackstone Capital Markets may serve as underwriter in connection with the sale of securities by the Company or its portfolio companies. Conflicts may arise because such engagement would result in Blackstone Capital Markets receiving selling commissions or other compensation in connection with such sale. (See also “—Portfolio Company Relationships Generally” below.)

Blackstone and GSO employees are generally permitted to invest in alternative investment funds, real estate funds, hedge funds or other investment vehicles, including potential competitors of the Company. The Company will not receive any benefit from any such investments.

PJT. On October 1, 2015, Blackstone spun off its financial and strategic advisory services, restructuring and reorganization advisory services, and its Park Hill fund placement businesses and combined these businesses with PJT Partners Inc. (“PJT”), an independent financial advisory firm founded by Paul J. Taubman. While the combined business operates independently from Blackstone and is not an affiliate thereof, it is expected that there will be substantial overlapping ownership between Blackstone and PJT for a considerable period of time going forward. Therefore, conflicts of interest will arise in connection with transactions between or involving the Company and its portfolio companies, on the one hand, and PJT, on the other. The pre-existing relationship between Blackstone and its former personnel involved in financial and strategic advisory services at PJT, the overlapping ownership and co-investment and other continuing arrangements between PJT and Blackstone may influence GSO to select or recommend PJT to perform services for the Company or its portfolio companies, the cost of which will generally be borne directly or indirectly by the Company. Given that PJT is no longer an affiliate of Blackstone, GSO and its affiliates will be free to cause the Company and portfolio companies to transact with PJT generally without restriction under the applicable governing documents, notwithstanding the relationship between Blackstone and PJT.

Portfolio Company Relationships Generally. The Company’s portfolio companies are expected to be counterparties to or participants in agreements, transactions or other arrangements with portfolio companies of Other Clients for the provision of goods and services, purchase and sale of assets and other matters. Although the Firm may determine that such agreements, transactions or other arrangements are consistent with the requirements of such Other Clients’ offering and/or governing agreements, such agreements, transactions or other arrangements may not have otherwise been entered into but for the affiliation with GSO and/or Blackstone. These agreements, transactions or other agreements involve fees, commissions, servicing payments and/or discounts to GSO, any Blackstone affiliate (including personnel) or a portfolio company, none of which reduce the management fee payable by the Company). For example, the Firm may cause, or offer the opportunity to, portfolio companies to enter into agreements regarding group procurement (such as the group purchasing organization), benefits management, purchase of title and/or other insurance policies (which may be pooled across portfolio companies and discounted due to scale) and other operational, administrative or management related matters from a third party or a Firm affiliate, and other similar operational initiatives that may result in commissions or similar payments, including related to a portion of the savings achieved by the portfolio company. Such agreements, transactions or other arrangements may be entered into without the consent or direct involvement of the Company and/or such Other Client or the consent of the Board of Trustees and/or the shareholders of the Company or such Other Client (including, without limitation, in the case of minority and/or non-controlling investments by the Company in such portfolio companies or the sale of assets from one portfolio company to another) and/or such Other Client. In any such case, the Company may not be involved in the negotiation process, and there can be no assurance that the terms of any such agreement, transaction or other arrangement will be as favorable to the Company as otherwise would be the case if the counterparty were not related to the Firm.

In addition, it is possible that certain portfolio companies of Other Clients or companies in which Other Clients have an interest will compete with the Company for one or more investment opportunities and/or engage in activities that may have adverse consequences on the Company and/or its portfolio companies. As an example of the latter, the laws and regulations of certain jurisdictions (e.g., bankruptcy, environmental, consumer protection and/or labor laws) may not recognize the segregation of assets and liabilities as between separate entities and may permit recourse against the assets of not just the entity that has incurred the liabilities, but also the other entities that are under common control with, or part of the same economic group as, such entity. In such circumstances, the assets of the Company and/or its portfolio companies may be used to satisfy the obligations or liabilities of one or more Other Clients, their portfolio companies and/or affiliates.

Certain portfolio companies may have established or invested in, or may in the future establish or invest in, vehicles that are managed exclusively by the portfolio company (and not the Company or the Firm or any of its affiliates) and that invest in asset classes or industry sectors (such as cyber security) that fall within the Company’s investment strategy. Such vehicles, which may not be considered affiliates of the Firm and would not be subject to the Firm’s policies and procedures, may compete with the Company for investment opportunities. Portfolio companies and affiliates of the Firm may also establish other investment products, vehicles and platforms focusing on specific asset classes or industry sectors (such as reinsurance) that may compete with the Company for investment opportunities (it being understood that such arrangements may give rise to conflicts of interest that may not necessarily be resolved in favor of the Company). Portfolio companies and affiliates of the Firm may also establish other investment products, vehicles and platforms focusing on specific asset classes or industry sectors (such as reinsurance) that may compete with the Company for investment opportunities (it being understood that such arrangements may give rise to conflicts of interest that may not necessarily be resolved in favor of the Company). In addition, the Company may hold non-controlling interests in certain portfolio companies and, as a result, such portfolio companies could engage in activities outside of the Company’s control that may have adverse consequences on the Company and/or its other portfolio companies.

In addition, the Firm has also entered into an investment management arrangement whereby it provides investment management services to Fidelity & Guaranty Life Insurance Company (a portfolio company of certain Other Clients), which will involve investments across a variety of asset classes (including investments that may otherwise be appropriate for the Company), and in the future the Firm may enter into similar arrangements with other portfolio companies. Such arrangements may reduce the allocations of investments to the Company, and the Firm may be incentivized to allocate investments away from the Company to the counterparties to such investment management arrangements or other vehicles/accounts to the extent the economic arrangements related thereto are more favorable to the Firm relative to the terms of the Company.

Further, portfolio companies with respect to which the Company may elect members of the board of directors may, as a result, subject the Company and/or such directors to fiduciary obligations to make decisions that they believe to be in the best interests of any such portfolio company. Although in most cases the interests of the Company and any such portfolio company will be aligned, this may not always be the case. This may create conflicts of interest between the relevant director’s obligations to any such portfolio company and its stakeholders, on the one hand, and the interests of the Company, on the other hand. Although GSO will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for the Company.

Portfolio Company Service Providers and Vendors. Subject to applicable law, the Company, Other Clients, portfolio companies of each of the foregoing and GSO can be expected to engage portfolio companies of the Company and Other Clients to provide some or all of the following services: (a) corporate support services (including, without limitation, accounts payable, accounting/audit (including valuation support services), account management, insurance, procurement, placement, brokerage, consulting, cash management, corporate secretarial services, domiciliation, data management, directorship services, finance/budget, human resources, information technology/systems support, internal compliance/KYC, judicial processes, legal, operational coordination (i.e., coordination with JV partners, property managers), risk management, reporting, tax, tax analysis and compliance (e.g., CIT and VAT compliance), transfer pricing and internal risk control, treasury and valuation services); (b) loan services (including, without limitation, monitoring, restructuring and work-out of performing, sub-performing and nonperforming loans, administrative services, and cash management); (c) management services (i.e., management by a portfolio company, Blackstone affiliate or third party (e.g., a third-party manager) of operational services); (d) operational services (i.e., general management of day to day operations); (e) risk management (tax and treasury); (f) insurance procurement, placement, brokerage and consulting services; and (g) other services. Similarly, GSO, Other Clients and their portfolio companies can be expected to engage portfolio companies of the Company to provide some or all of these services. Some of the services performed by portfolio company service providers could also be performed by GSO from time to time and vice versa. Fees paid by the Company or its portfolio companies to the other portfolio company service providers do not reduce the management fee payable by the Company and are not otherwise shared with the Company.

Portfolio companies of the Company and Other Clients that can be expected to provide services to the Company and its portfolio companies include, without limitation, the following, and may include additional portfolio companies that may be formed or acquired in the future:

BTIG. BTIG, LLC (“BTIG”) is a global financial services firm in which certain Blackstone entities own a strategic minority investment. BTIG provides institutional trading, investment banking, research and related brokerage services and may provide goods and services for the Company or its portfolio companies.

Optiv. Optiv Security, Inc. is a portfolio company held by certain Blackstone private equity funds that provides a full slate of information security services and solutions and may provide goods and services for the Company and its portfolio companies.

PSAV. PSAV, Inc. is a portfolio company held by certain Blackstone private equity funds that provides outsourced audiovisual services and event production and may provide goods and services for the Company and its portfolio companies.

Refinitiv. On October 1, 2018, a consortium led by Blackstone announced that private equity funds managed by Blackstone had completed an acquisition of Thomson Reuters’ Financial & Risk business (“Refinitiv”). Refinitiv operates a pricing service that provides valuation services and may provide goods and services for the Company and its portfolio companies.

Blackstone through one or more of its funds has committed to a minority investment in Kryalos, an operating partner in certain investments made by Other Clients, and expects that Kryalos will perform services after the investment has closed for the Company and Other Clients and receive compensation as described below.

The Company and its portfolio companies will compensate one or more of these service providers and vendors owned by the Company or Other Clients, including through incentive based compensation payable to their management teams and other related parties. The incentive based compensation paid with respect to a portfolio company or asset of the Company or Other Clients will vary from the incentive based compensation paid with respect to other portfolio companies and assets of the Company and Other Clients; as a result the management team or other related parties can be expected to have greater incentives with respect to certain assets and portfolio companies relative to others, and the performance of certain assets and portfolio companies may provide incentives to retain management that also service other assets and portfolio companies. Some of these service providers and vendors owned or controlled by the Company or Other Clients will charge the Company and its portfolio companies for goods and services at rates generally consistent with those available in the market for similar goods and services. The discussion regarding the determination of market rates under “Firm Affiliated Service Providers” herein applies equally in respect of the fees and expenses of the portfolio company service providers, if charged at rates generally consistent with those available in the market. Other service providers and vendors owned and/or controlled by the Company or Other Clients pass through expenses on a cost reimbursement, no-profit or break-even basis, in which case the service provider allocates costs and expenses directly associated with work performed for the benefit of the Company and its portfolio companies to them, along with any related tax costs and an allocation of the service provider’s overhead, including any of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, accounting and other professional fees and disbursements; office space and equipment; insurance premiums; technology expenditures, including hardware and software costs; costs to engage recruitment firms to hire employees; diligence expenses; one-time costs, including costs related to building-out and winding-down a portfolio company; taxes; and other operating and capital expenditures. Any of the foregoing costs, although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period, and therefore the Company could pay more than its pro rata portion of fees for services. The allocation of overhead among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, “cost” basis as described above, “time-allocation” basis, “per unit” basis, “per square footage” basis or “fixed percentage” basis. There can be no assurance that a different manner of allocation would result in the Company and its portfolio companies bearing less or more costs and expenses. GSO will not always perform or obtain benchmarking analysis or third-party verification of expenses with respect to services provided on a cost reimbursement, no profit or break even basis. There can be no assurances that amounts charged by portfolio company service providers that are not controlled by the Company or Other Clients will be consistent with market rates or that any benchmarking, verification or other analysis will be performed with respect to such charges. If benchmarking is performed, the related expenses will be borne by the Company, Other Clients and their respective portfolio companies and will not reduce the management fee. A portfolio company service provider will, in certain circumstances, subcontract certain of its responsibilities to other portfolio companies. In such circumstances, the relevant subcontractor could invoice the portfolio company for fees (or in the case of a cost reimbursement arrangement, for allocable costs and expenses) in respect of the services provided by the subcontractor. The portfolio company, if charging on a cost reimbursement, no-profit or break-even basis, would in turn allocate those costs and expenses as it allocates other fees and expenses as described above. Similarly, Other Clients, their portfolio companies and GSO can be expected to engage portfolio companies of the Company to provide services, and these portfolio companies will generally charge for services in the same manner described above, but the Company and its portfolio companies generally will not be reimbursed for any costs (such as start-up costs) relating to such portfolio companies incurred prior to such engagement. Some of the services performed by these service providers could also be performed by GSO from time to time and vice versa. Fees paid by the Company or its portfolio companies to these service providers do not the management fee payable to the Adviser.

Service Providers, Vendors and Other Counterparties Generally. Certain third party advisors and other service providers and vendors to the Company and its portfolio companies (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, title agents and investment or commercial banking firms) are owned by the Firm, the Company or Other Clients or provide goods or services to, or have other business, personal, financial or other relationships with, the Firm, the Other Clients and their respective portfolio companies and affiliates and personnel. Such advisors and service providers referred to above may be investors in the Company, affiliates of the Adviser, sources of financing and investment opportunities or co-investors or commercial counterparties or entities in which the Firm and/or Other Clients have an investment, and payments by the Company and/or such entities may indirectly benefit the Firm, the Other Clients and their respective portfolio companies or any affiliates or personnel. Also, advisors, lenders, investors, commercial counterparties, vendors and service providers (including any of their affiliates or personnel) to the Company and its portfolio companies could have other commercial or personal relationships with the Firm, Other Clients and their respective portfolio companies, or any affiliates, personnel or family members of personnel of the foregoing. Although the Firm selects service providers and vendors it believes are most appropriate in the circumstances based on its knowledge of such service providers and vendors (which knowledge is generally greater in the case of service providers and vendors that have other relationships to the Firm), the relationship of service providers and vendors to the Firm as described above will influence the Firm in deciding whether to select, recommend or form such an advisor or service provider to perform services for the Company, subject to applicable law, or a portfolio company, the cost of which will generally be borne directly or indirectly by the Company and can be expected to incentivize the Firm to engage such service provider over a third party, utilize the services of such service providers and vendors more frequently than would be the case absent the conflict, or to pay such service providers and vendors higher fees or commissions than would be the case absent the conflict. The incentive could be created by current income and/or the generation of enterprise value in a service provider or vendor; the Firm can be expected to also have an incentive to invest in or create service providers and vendors to realize on these opportunities.

The Firm has a practice of not entering into any arrangements with advisors, vendors or service providers that provide lower rates or discounts to the Firm itself compared to those it enters into on behalf of the Company and its portfolio companies for the same services. However, legal fees for unconsummated transactions are often charged at a discount rate, such that if the Company and its portfolio companies consummate a higher percentage of transactions with a particular law firm than the Firm, the Company, Other Clients and their portfolio companies, the shareholders could indirectly pay a higher net effective rate for the services of that law firm than the Firm, the Company or Other Clients or their portfolio companies. Also, advisors, vendors and service providers often charge different rates or have different arrangements for different types of services. For example, advisors, vendors and service providers often charge fees based on the complexity of the matter as well as the expertise and time required to handle it. Therefore, to the extent the types of services used by the Company and its portfolio companies are different from those used by the Firm, Other Clients and their portfolio companies, and their affiliates and personnel, the Company and its portfolio companies can be expected to pay different amounts or rates than those paid by such other persons. Similarly, the Firm, the Company, the Other Clients and their portfolio companies and affiliates can be expected to enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with the Firm) from time to time whereby such counterparty will, in certain circumstances, charge lower rates (or no fee) or provide discounts or rebates for such counterparty’s products or services depending on the volume of transactions in the aggregate or other factors.

Subject to applicable law, the Company, Other Clients and their portfolio companies are expected to enter into joint ventures with third parties to which the service providers and vendors described above will provide services. In some of these cases, the third party joint venture partner may negotiate to not pay its pro rata share of fees, costs and expenses to be allocated as described above, in which case the Company, Other Clients and their portfolio companies that also use the services of the portfolio company service provider will, directly or indirectly, pay the difference, or the portfolio company service provider will bear a loss equal to the difference.

The Firm may, from time to time, encourage service providers to funds and investments to use, at market rates and/or on arm’s length terms, the Firm-affiliated service providers in connection with the business of the Company, portfolio companies, and unaffiliated entities. This practice provides an indirect benefit to the Firm in the form of added business for the Firm-affiliated service providers.

Certain portfolio companies that provide services to the Company, Other Clients and/or portfolio companies or assets of the Company and/or Other Clients may be transferred between and among the Company and/or Other Clients (where the Company may be a seller or a buyer in any such transfer) for minimal or no consideration (based on a third party valuation confirming the same). Such transfers may give rise to actual or potential conflicts of interest for GSO.

Firm Affiliated Service Providers. Certain of the Company’s, the Firm’s and/or portfolio companies’ advisers and other service providers, or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, and investment or commercial banking firms) also provide goods or services to, or have business, personal, financial or other relationships with, the Firm, its affiliates and portfolio companies. Such advisers and service providers (or their affiliates) may be investors in the Company, affiliates of the Firm, sources of investment opportunities, co-investors, commercial counterparties and/or portfolio companies in which the Firm and/or the Company has an investment. Accordingly, payments by the Company and/or such entities may indirectly benefit the Company and/or its affiliates, including the Firm and Other Clients. No fees charged by these service providers and vendors will reduce the management fees payable to the Adviser. Furthermore, the Firm, the Other Clients and their portfolio companies and their affiliates and related parties will use the services of these Firm affiliates, including at different rates. Although the Firm believes the services provided by its affiliates are equal or better than those of third parties, the Firm directly benefits from the engagement of these affiliates, and there is therefore an inherent conflict of interest such as those described above.

Because the Firm has many different businesses, including the Blackstone Capital Markets Group, which Blackstone investment teams and portfolio companies may engage to provide underwriting and capital market advisory services, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would be subject if it had just one line of business. To the extent Blackstone determines appropriate, conflict mitigation strategies may be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Adviser. Service providers affiliated with the Firm, which are generally expected to receive competitive market rate fees (as determined by the Adviser or its affiliates) with respect to certain Investments, include:

•BPM. Blackstone Property Management is a Blackstone affiliate that may provide property management, leasing oversight, corporate services (including accounting and reporting), development and construction management, and transaction support services to any of the Company's investment properties primarily located in the United Kingdom and continental Europe.

•Equity Healthcare. Equity Healthcare LLC (“Equity Healthcare”) is a Blackstone affiliate that negotiates with providers of standard administrative services for health benefit plans and other related services for cost discounts, quality of service monitoring, data services and clinical consulting. Because of the combined purchasing power of its client participants, which include unaffiliated third parties, Equity Healthcare is able to negotiate pricing terms that are believed to be more favorable than those that the portfolio companies could obtain on an individual basis. The fees received by Equity Healthcare in connection with services provided to investments will not reduce the management fee payable by the Company.

•LNLS. Blackstone wholly owns a leading national title agency, Lexington National Land Services (“LNLS”), a title agent company. LNLS may act as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by the Company, Other Clients and third parties. LNLS focuses on transactions in rate-regulated U.S. states where the cost of title insurance is non-negotiable. LNLS will not perform services in nonregulated U.S. states for the Company and Other Clients unless (i) in the context of a portfolio transaction that includes assets in rate-regulated U.S. states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter and not negotiating the title policy or issuing it to the insured. LNLS earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating the placement of title insurance with underwriters. Blackstone receives distributions from LNLS in connection with investments by the Company based on its equity interest in LNLS. In each case, there will be no related reduction in management fees. As a result, while Blackstone believes that venture will provide services at or better than those provided by third parties (even in jurisdictions where insurance rates are regulated), there is an inherent conflict of interest that would incentivize Blackstone to engage LNLS over a third party.

•Refinitiv. See “—Portfolio Company Service Providers and Vendors.”

Certain Blackstone-affiliated service providers and their respective personnel will receive a management promote, an incentive fee and other performance-based compensation in respect of investments, sales or other transaction volume. Furthermore, Blackstone-affiliated service providers may charge costs and expenses based on allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses).

In connection with such relationships, GSO and, if required by applicable law, the Board of Trustees, will make determinations of competitive market rates based on its consideration of a number of factors, which are generally expected to include GSO’s experience with non-affiliated service providers, benchmarking data and other methodologies determined by GSO to be appropriate under the circumstances (i.e., rates that fall within a range that GSO has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms). In respect of benchmarking, while GSO often obtains benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by GSO affiliates in the applicable market or certain similar markets, relevant comparisons may not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., different assets may receive different services). In addition, benchmarking data is based on general market and broad industry overviews, rather than determined on an asset by asset basis. As a result, benchmarking data does not take into account specific characteristics of individual assets then invested in by the Company (such as location or size), or the particular characteristics of services provided. For these reasons, such market comparisons may not result in precise market terms for comparable services. Expenses to obtain benchmarking data will be borne by the Company, Other Clients and their respective portfolio companies and will not reduce the management fee. Finally, in certain circumstances GSO may determine that third party benchmarking is unnecessary, either because the price for a particular good or service is mandated by law (e.g., title insurance in rate regulated states) or because GSO has access to adequate market data to make the determination without reference to third party benchmarking. For example, certain portfolio companies may enter into an employer health program arrangement or similar arrangements with Equity Healthcare, a Blackstone affiliate that negotiates with providers of standard administrative services and insurance carriers for health benefit plans and other related services for cost discounts, quality of service monitoring, data services and clinical consulting. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms from providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis. The payments made to Blackstone in connection with Equity Healthcare, group purchasing, insurance and benefits management will not reduce the management fee payable to the Adviser.
Portfolio company service providers described in this section are generally owned by one or more Blackstone funds. In certain instances a similar company could be owned by Blackstone directly. Blackstone could cause a transfer of ownership of one of these service providers from an Other Client to the Company. The transfer of a portfolio company service provider between the Company and an Other Client (where the Company may be a seller or a buyer in any such transfer) will generally be consummated for minimal or no consideration. The Adviser may, but is not required to, obtain a third party valuation confirming the same, and if it does, the Adviser may rely on such valuation.
Advisers and service providers, or their affiliates, often charge different rates, including below-market or no fee, or have different arrangements for different types of services. With respect to service providers, for example, the fee for a given type of work may vary depending on the complexity of the matter as well as the expertise required and demands placed on the service provider. Therefore, to the extent the types of services used by the Company and/or portfolio companies differ from those used by the Firm and its affiliates (including personnel), GSO and/or Blackstone or their respective affiliates (including personnel) may pay different amounts or rates than those paid by the Company and/or portfolio companies. However, GSO and its affiliates have a longstanding practice of not entering into any arrangements with advisers or service providers that could provide for lower rates or discounts than those available to the Company, Other Clients and/or portfolio companies for the same services. Furthermore, advisers and service providers may provide services exclusively to the Firm and its affiliates, including the Company, Other Clients and their portfolio companies, although such advisers and service providers would not be considered employees of Blackstone or GSO. Similarly, Blackstone, GSO, each of their respective affiliates, the Company, the Other Clients and/or their portfolio companies, may enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with the Firm) from time to time whereby such counterparty may charge lower rates (or no fee) and/or provide discounts or rebates for such counterparty’s products and/or services depending on certain factors, including volume of transactions entered into with such counterparty by the Firm, its affiliates, the Company, the Other Clients and their portfolio companies in the aggregate.

In addition, investment banks or other financial institutions, as well as Blackstone employees, may also be investors in the Company. These institutions and employees are a potential source of information and ideas that could benefit the Company. Blackstone has procedures in place reasonably designed to prevent the inappropriate use of such information by the Company.

Transactions with Portfolio Companies. The Firm and portfolio companies of the Company and Other Clients provide products and services to or otherwise contract with the Company and its portfolio companies, among others. In the alternative, the Firm may form a joint venture with such a company to implement such referral arrangement. For example, such arrangements may include the establishment of a joint venture or other business arrangement between the Firm, on the one hand, and a portfolio company of the Company, portfolio company of an Other Client or third party, on the other hand, pursuant to which the joint venture or business provides services (including, without limitation, corporate support services, loan management services, management services, operational services, risk management services, data management services, consulting services, brokerage services, insurance procurement, placement, brokerage and consulting services, and other services) to portfolio companies of the Company (and portfolio companies of Other Clients) that are referred to the joint venture or business by the Firm. The Firm, the Company and Other Clients and their respective portfolio companies and personnel and related parties of the foregoing may make referrals or introductions to portfolio companies of the Company or Other Clients in an effort, in part, to increase the customer base of such companies or businesses (and therefore the value of the investment held by the Company or Other Client, which would also benefit the Firm financially through its participation in such joint venture or business) or because such referrals or introductions may result in financial benefits, such as additional equity ownership and/or milestones benefitting the referring or introducing party that are tied or related to participation by the portfolio companies of the Company and/or of Other Clients, accruing to the party making the introduction. The Company and the shareholders will not share in any fees, economics, equity or other benefits accruing to the Firm, Other Clients and their portfolio companies as a result of the introduction of the Company and its portfolio companies. Moreover, payments made to the Firm in connection with such arrangements will not reduce the management fee payable to the Adviser. There may, however, be instances in which the applicable arrangements provide that the Company or its portfolio companies share in some or all of any resulting financial incentives (including, in some cases, equity ownership) based on structures and allocation methodologies determined in the sole discretion of the Firm. Conversely, where the Company or one of its portfolio companies is the referring or introducing party, rather than receiving all of the financial incentives (including, in some cases, additional equity ownership) for similar types of referrals and/or introductions, such financial incentives (including, in some cases, equity ownership) may be similarly shared with the participating Other Clients or their respective portfolio companies.

The Firm may also enter into commercial relationships with third party companies, including those in which the Company considered making an investment (but ultimately chose not to pursue). For example, the Firm may enter into an introducer engagement with such company, pursuant to which the Firm introduces the company to unaffiliated third parties (which may include current and former portfolio companies and portfolio companies of Other Clients and/or their respective employees) in exchange for a fee from, or equity interest in, such company. Even though the Firm may benefit financially from this commercial relationship, the Firm will be under no obligation to reimburse the Company for Broken Deal Expenses incurred in connection with its consideration of the prospective investment and such arrangements will not be subject to the management fee payable to the Adviser and otherwise described herein.
Additionally, the Firm or an affiliate thereof will from time to time hold equity or other investments in companies or businesses that provide services to or otherwise contract with portfolio companies. Blackstone and GSO have in the past entered (and can be expected in the future to enter) into relationships with companies in the information technology, corporate services and related industries whereby Blackstone acquires an equity or similar interest in such company. In connection with such relationships, Blackstone and/or GSO may also make referrals and/or introductions to portfolio companies (which may result in financial incentives (including additional equity ownership) and/or milestones benefitting Blackstone and/or GSO that are tied or related to participation by portfolio companies). Such joint venture or business could use data obtained from portfolio companies of the Company and/or portfolio companies of Other Clients. (See “—Data.”) These arrangements may be entered into without the consent or direct involvement of the Company. The Company and the shareholders will not share in any fees or economics accruing to Blackstone and/or GSO as a result of these relationships and/or participation by portfolio companies.
With respect to transactions or agreements with portfolio companies (including, for the avoidance of doubt, long-term incentive plans), at times if officers unrelated to the Firm have not yet been appointed to represent a portfolio company, the Firm may negotiate and execute agreements between the Firm and/or the Company on the one hand, and the portfolio company or its affiliates, on the other hand, without arm’s length representation of the portfolio company, which could entail a conflict of interest in relation to efforts to enter into terms that are arm’s length. Among the measures the Firm may use to mitigate such conflicts are to involve outside counsel to review and advise on such agreements and provide insights into commercially reasonable terms, or establish separate groups with information barriers within the Firm to advise on each side of the negotiation.

Related Party Leasing. Subject to applicable law, the Company and its portfolio companies may lease property to or from Blackstone, Other Clients and their portfolio companies and affiliates and other related parties. The leases are generally expected to be at market rates. Blackstone may confirm market rates by reference to other leases it is aware of in the market, which Blackstone expects to be generally indicative of market given the scale of Blackstone’s real estate business. Blackstone will nonetheless have conflicts of interest in making these determinations. There can be no assurance that the Company and its portfolio companies will lease to or from any such related parties on terms as favorable to the Company and its portfolio companies as would apply if the counterparties were unrelated.

Cross-Guarantees and Cross-Collateralization. While GSO generally seeks to use reasonable efforts to avoid cross-guarantees and other similar arrangements, a counterparty, lender or other participant in any transaction to be pursued by the Company (other than alternative investment vehicles) and/or the Other Clients may require or prefer facing only one fund entity or group of entities, which may result in any of the Company, such Other Clients, the portfolio companies, such Other Clients’ portfolio companies and/or other vehicles being jointly and severally liable for such applicable obligation (subject to any limitations set forth in the applicable partnership agreements or other governing documents thereof), which in each case may result in the Company, such Other Clients, such portfolio companies, and/or vehicles entering into a back-to-back or other similar reimbursement agreement, subject to applicable law. In such situation, better financing terms may be available through a cross-collateralized arrangement, but it is not expected that any of the Company or such Other Clients or vehicles would be compensated (or provide compensation to the other) for being primarily liable vis-à-vis such third party counterparty. Also, it is expected that cross-collateralization will generally occur at portfolio companies rather than the Company for obligations that are not recourse to the Company except in limited circumstances such as “bad boy” events. Any cross-collateralization arrangements with Other Clients could result in the Company losing its interests in otherwise performing investments due to poorly performing or non-performing investments of Other Clients in the collateral pool.

Similarly, a lender could require that it face only one portfolio company of the Company and Other Clients, even though multiple portfolio companies of the Company and Other Clients benefit from the lending, which will typically result in (i) the portfolio company facing the lender being solely liable with respect to the entire obligation, and therefore being required to contribute amounts in respect of the shortfall attributable to other portfolio companies, and (ii) portfolio companies of the Company and Other Clients being jointly and severally liable for the full amount of the obligation, liable on a cross-collateralized basis or liable for an equity cushion (which cushion amount may vary depending upon the type of financing or refinancing (e.g., cushions for refinancings may be smaller)). The portfolio companies of the Company and Other Clients benefiting from a financing may enter into a back-to-back or other similar reimbursement agreements to ensure no portfolio company bears more than its pro rata portion of the debt and related obligations. It is not expected that the portfolio companies would be compensated (or provide compensation to other portfolio companies) for being primarily liable, or jointly liable, for other portfolio companies pro rata share of any financing.

Joint Venture Partners. The Company will from time to time enter into one or more joint venture arrangements with third party joint venture partners. Investments made with joint venture partners will often involve performance-based compensation and other fees payable to such joint venture partners, as determined by the Adviser in its sole discretion. The joint venture partners could provide services similar to those provided by the Adviser to the Company. Yet, no compensation or fees paid to the joint venture partners would reduce the management fees payable by the Company. Additional conflicts would arise if a joint venture partner is related to the Firm in any way, such as a limited partner investor in, lender to, a shareholder of, or a service provider to the Firm, the Company, Other Clients, or their respective portfolio companies, or any affiliate, personnel, officer or agent of any of the foregoing.

Group Procurement; Discounts. The Company (subject to applicable law) and certain portfolio companies will enter into agreements regarding group procurement (such as CoreTrust, an independent group purchasing organization), benefits management, purchase of title and/or other insurance policies (which may include brokerage and/or placement thereof, and will from time to time be pooled across portfolio companies and discounted due to scale, including through sharing of deductibles and other forms of shared risk retention) from a third party or an affiliate of GSO and/or Blackstone, and other operational, administrative or management related initiatives. The Firm will allocate the cost of these various services and products purchased on a group basis among the Company, Other Clients and their portfolio companies. Some of these arrangements result in commissions, discounts, rebates or similar payments to GSO and/or Blackstone or their affiliates (including personnel), or Other Clients and their portfolio companies, including as a result of transactions entered into by the Company and its portfolio companies and/or related to a portion of the savings achieved by the portfolio companies. Such commissions or payment will not reduce the management fee. The Firm may also receive consulting or other fees from the parties to these group procurement arrangements. To the extent that a portfolio company of an Other Client is providing such a service, such portfolio company and such Other Client will benefit. Further, the benefits received by a particular portfolio company providing the service may be greater than those received by the Company and its portfolio companies receiving the service. Conflicts exist in the allocation of the costs and benefits of these arrangements, and shareholders rely on the Adviser to handle them in its sole discretion.

Diverse Shareholder Group. The Company’s shareholders are expected to be based in a wide variety of jurisdictions and take a wide variety of forms. The shareholders may have conflicting investment, tax and other interests with respect to their investments in the Company and with respect to the interests of investors in other investment vehicles managed or advised by the Adviser and GSO that may participate in the same investments as the Company. The conflicting interests of individual shareholders with respect to other shareholders and relative to investors in other investment vehicles would generally relate to or arise from, among other things, the nature of investments made by the Company and such other partnerships, the structuring or the acquisition of investments and the timing of disposition of investments. As a consequence, conflicts of interest may arise in connection with the decisions made by the Adviser or GSO, including with respect to the nature or structuring of investments that may be more beneficial for one investor than for another investor, especially with respect to investors’ individual tax situations. In addition, the Company may make investments that may have a negative impact on related investments made by the shareholders in separate transactions. In selecting and structuring investments appropriate for the Company, the Adviser or GSO will consider the investment and tax objectives of the Company and the shareholders (and those of investors in other investment vehicles managed or advised by the Adviser or GSO) as a whole, not the investment, tax or other objectives of any Shareholder individually.

In addition, certain shareholders also may be investors in Other Clients, including supplemental capital vehicles and co-investment vehicles that may invest alongside the Company in one or more investments, consistent with applicable law and/or any applicable SEC-granted order. Shareholders also may include affiliates of the Firm, such as Other Clients, affiliates of portfolio companies of the Company or Other Clients, charities, foundations or other entities or programs associated with Firm personnel and/or current or former Firm employees, the Firm’s senior advisors and/or operating partners and any affiliates, funds or persons may also invest in the Company through the vehicles established in connection with the Firm’s side-by-side co-investment rights, subject to applicable law, in each case, without being subject to management fees, and shareholders will not be afforded the benefits of such arrangements. Some of the foregoing Firm related parties are sponsors of feeder vehicles that could invest in the Company as shareholders. The Firm related sponsors of feeder vehicles generally charge their investors additional fees, including performance based fees, which could provide the Firm current income and increase the value of its ownership position in them. The Firm will therefore have incentives to refer potential investors to these feeder vehicles. All of these Firm related shareholders will have equivalent rights to vote and withhold consents as nonrelated shareholders. Nonetheless, the Firm may have the ability to influence, directly or indirectly, these Firm related shareholders.

It is also possible that the Company or its portfolio companies will be a counterparty (such counterparties dealt with on an arm’s-length basis) or participant in agreements, transactions or other arrangements with a shareholder or an affiliate of a shareholder. Such transactions may include agreements to pay performance fees to operating partners, a management team and other related persons in connection with the Company’s investment therein, which will reduce the Company’s returns. Such shareholders described in the previous sentences may therefore have different information about the Firm and the Company than shareholders not similarly positioned. In addition, conflicts of interest may arise in dealing with any such shareholders, and the Adviser and its affiliates may not be motivated to act solely in accordance with its interests relating to the Company. Similar information disparity may occur as a result of shareholders monitoring their investments in vehicles such as the Company differently. For example, certain shareholders may periodically request from the Adviser information regarding the Company, its investments and/or portfolio companies that is not otherwise set forth in (or has yet to be set forth) in the reporting and other information required to be delivered to all shareholders. In such circumstances, the Adviser may provide such information to such shareholders, subject to applicable law and regulations. Unless required by applicable law, the Adviser will not be obligated to affirmatively provide such information to all shareholders (although the Adviser will generally provide the same information upon request and treat shareholders equally in that regard). As a result, certain shareholders may have more information about the Company than other shareholders, and, unless required by applicable law, the Adviser will have no duty to ensure all shareholders seek, obtain or process the same information regarding the Company, its investments and/or portfolio companies. Therefore, certain shareholders may be able to take actions on the basis of such information which, in the absence of such information, other shareholders do not take. Furthermore, at certain times the Firm may be restricted from disclosing to the shareholders material non-public information regarding any assets in which the Company invests, particularly those investments in which an Other Client or portfolio company that is publicly registered co-invests with the Company. In addition, investment banks or other financial institutions, as well as Firm personnel, may also be shareholders. These institutions and personnel are a potential source of information and ideas that could benefit the Company, and may receive information about the Company and its portfolio companies in their capacity as a service provider or vendor to the Company and its portfolio companies.

Possible Future Activities. The Firm and its affiliates may expand the range of services that it provides over time. Except as provided herein, the Firm and its affiliates will not be restricted in the scope of its business or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. The Firm and its affiliates have, and will continue to develop, relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with clients who may hold or may have held investments similar to those intended to be made by the Company. These clients may themselves represent appropriate investment opportunities for the Company or may compete with the Company for investment opportunities.

Restrictions Arising under the Securities Laws. The Firm’s activities and the activities of Other Clients (including the holding of securities positions or having one of its employees on the board of directors of a portfolio company) could result in securities law restrictions on transactions in securities held by the Company, affect the prices of such securities or the ability of such entities to purchase, retain or dispose of such investments, or otherwise create conflicts of interest, any of which could have an adverse impact on the performance of the Company and thus the return to the shareholders.

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

Shareholders’ Outside Activities. A shareholder shall be entitled to and may have business interests and engage in activities in addition to those relating to the Company, including business interests and activities in direct competition with the Company and its portfolio companies, and may engage in transactions with, and provide services to, the Company or its portfolio companies (which may include providing leverage or other financing to the Company or its portfolio companies as determined by the Adviser in its sole discretion). None of the Company, any shareholder or any other person shall have any rights by virtue of the Company’s operative documents in any business ventures of any shareholder. The shareholder, and in certain cases the Adviser, will have conflicting loyalties in these situations.
Subscription Credit Facility. The Company has entered into and may enter into additional subscription credit facilities, which involve potential conflicts of interest. The use of a subscription credit facility by the Company is within the Adviser’s discretion. Subject to the terms of any subscription-based credit facility for the Company, the Adviser has adopted a policy relating to the use of fund-level credit facilities for the Company. Generally and without limiting the foregoing, the Company may seek to utilize a subscription credit facility for the purpose of, among other things, financing any investment-related activities of the Company (such as for assets that the Company does not intend to hold for a long term period), covering Company Expenses, organizational expenses, management fees and any other costs of the Company, making distributions to shareholders, providing permanent financing or refinancing or providing interim financing to consummate the purchase of investments. The amount of credit available to the Company under a subscription credit facility is partially determined by the committed capital and credit quality of the shareholders, as determined by the lender. For this reason, shareholders with a higher credit quality, as determined by the lender, may generate more credit for the Company than shareholders with a lower credit quality, which can result in an indirect benefit conferred by the higher credit quality shareholders to the others.
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
The Adviser maintains substantial flexibility in choosing when and how the Company’s subscription-based credit facilities or asset-backed facilities (or other facilities), if any, are used. The Adviser may adopt from time to time policies or guidelines relating to the use of such credit facilities. Such policies or guidelines may include using the credit facilities to systematically defer calling capital from shareholders (such as seeking to call capital only once a year). In addition to using such facilities to defer capital calls, the Adviser may elect to use long-term fund-level financing for investments made by the Company including (a) for investments that have a longer lead time to generate cash flow or to acquire assets, (b) for platform investments that require capital to fund operating expenses prior to developing sufficient scale to self-fund or generate enterprise value, (c) for investments where cash is retained in the business to fund activity that results in incremental returns for the investment, (d) to make margin payments as necessary under currency hedging arrangements, (e) to fund management fees and/or Company Expenses otherwise payable by the Company, (f) for investments in portfolio companies denominated in or with revenues in a foreign currency, (g) to lever returns generated by the Company’s investments, and (h) when the Adviser otherwise determines that it is in the best interests of the Company.
Insurance. The Adviser will cause the Company to purchase, and/or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) for insurance to insure the Company and the Board of Trustees against liability in connection with the activities of the Company. This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella,” group or other insurance policies maintained by the Firm that cover the Company and one or more of the Other Clients, the Adviser, GSO and/or Blackstone (including their respective directors, officers, employees, agents, representatives, independent client representative (if any) and other indemnified parties). The Adviser will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella,” group or other insurance policies among the Company, one or more Other Clients, the Adviser, GSO and/or Blackstone on a fair and reasonable basis, subject to approval by the Board of Trustees.
Additional Potential Conflicts of Interest. The officers, directors, members, managers, employees and personnel of the Adviser may trade in securities for their own accounts, subject to restrictions and reporting requirements as may be required by law or the Firm’s policies, or otherwise determined from time to time by the Adviser. In addition, certain Other Clients may be subject to the 1940 Act or other regulations that, due to the role of the Firm, could restrict the ability of the Company to buy investments from, to sell investments to or to invest in the same securities as, such Other Clients. Such regulations may have the effect of limiting the investment opportunities available to the Company. In addition, as a consequence of Blackstone’s status as a public company, the officers, directors, members, managers and personnel of the Adviser may take into account certain considerations and other factors in connection with the management of the business and affairs of the Company and its affiliates that would not necessarily be taken into account if Blackstone were not a public company. The directors of Blackstone have fiduciary duties to shareholders of the public company that may conflict with their duties to the Company. Finally, although the Firm believes its positive reputation in the marketplace provides benefit to the Company and Other Clients, the Adviser could decline to undertake investment activity or transact with a counterparty on behalf of the Company for reputational reasons, and this decision could result in the Company foregoing a profit or suffering a loss.
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
Holders
As of February 21, 2020, there were 11,091 holders of record of our shares.
Distributions and Dividend Reinvestment
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
The following table summarizes our distributions declared and payable for the year ended December 31, 2019 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
January 22, 2019	January 23, 2019	May 15, 2019	$0.1239	$1,192
February 28, 2019	March 27, 2019	May 15, 2019	0.3536	5,406
March 26, 2019	March 31, 2019	May 15, 2019	0.0225	565
June 26, 2019	June 26, 2019	August 14, 2019	0.4780	12,010
June 26, 2019	June 30, 2019	August 14, 2019	0.0220	827
August 8, 2019	August 8, 2019	November 14, 2019	0.2120	7,967
September 24, 2019	September 24, 2019	November 14, 2019	0.2554	9,973
September 24, 2019	September 30, 2019	November 14, 2019	0.0326	1,752
December 13, 2019	December 15, 2019	January 30, 2020	0.4130	22,226
December 16, 2019	December 31, 2019	January 30, 2020	0.0870	5,593
Total distributions			$2.0000	$67,511
Pursuant to our dividend reinvestment plan, the following table summarizes the amounts received and shares issued to shareholders who have not opted out of our dividend reinvestment plan during the year ended December 31, 2019 (dollars in thousands except per share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
May 15, 2019	$519	20,605
August 14, 2019	1,748	68,165
November 14, 2019	2,051	79,894
Total	$4,318	168,664
All of the dividends declared during the year ended December 31, 2019 were derived from ordinary income, determined on a tax basis.
During the period from November 20, 2018 (commencement of operations) to December 31, 2018, no distributions were declared or paid by the Company.
Recent Sales of Unregistered Securities and Use of Proceeds
Except as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.
Item 6. Selected Financial Data.
The following table below sets forth our selected consolidated historical financial data. The selected consolidated historical financial data has been derived from our audited consolidated financial statements, which is included elsewhere in this Form 10-K.
The selected consolidated financial information and other data presented below should be read in conjunction with our consolidated financial statements and notes thereto and “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this Annual Report (dollar amounts in thousands, expect for per share data). The year ended December 31, 2018 represents the period from November 20, 2018 (commencement of operations) to December 31, 2018.

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Consolidated Statements of Operations Data
Investment income:
Total investment income	$148,048	$3,174
Expenses:
Net expenses (including excise tax expense)	74,194	1,887
Net investment income	73,854	1,287
Net unrealized appreciation (depreciation)	28,329	(3,650)
Net realized gain (loss)	4,023	(581)
Net increase (decrease) in net assets resulting from operations	$106,206	$(2,944)
Per share data
Net investment income per share (basic and diluted)	$2.18	$0.17
Earnings (loss) per share (basic and diluted)	$3.14	$(0.39)
Distributions declared	$2.00	$—

	December 31, 2019	December 31, 2018
Consolidated Balance Sheet Data
Cash and cash equivalents	$65,495	$6,228
Investments at fair value	3,092,440	545,325
Total assets	3,190,107	574,743
Total debt	1,454,214	185,000
Total liabilities	1,516,990	338,378
Total net assets	1,673,117	236,365
Net asset value per share	$26.02	$24.57

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K “Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K “Risk Factors.”  Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K. The year ended December 31, 2018 represents the period from November 20, 2018 (commencement of operations) to December 31, 2018.
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
Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in secured debt investments (including investments that are secured by equity interests) and our portfolio is composed primarily of first lien senior secured and unitranche loans (including first out/last out loans), generally with total investment sizes less than $300 million, which criteria may change from time to time. To a lesser extent, we have and may continue to also invest in second lien, third lien, unsecured or subordinated loans, generally with total investment sizes less than $100 million, which criteria may change from time to time, and other debt and equity securities. We do not currently focus on investments in issuers that are distressed or in need of rescue financing.
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
Key Components of Our Results of Operations
Investments
We focus primarily on loans and securities, including syndicated loans, of private U.S. companies, specifically small and middle market companies, which we define as companies with annual revenue of $50 million to $2.5 billion, at the time of investment. Specifically, for our originated investments, we target companies with $25 million to $75 million of EBITDA. In many market environments, we believe such a focus offers an opportunity for superior risk-adjusted returns.

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
Expenses
Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (a) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (b) our allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for us; and (iii) any internal audit group personnel of Blackstone or any of its affiliates; and (c) all other expenses of our operations and transactions.
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
On December 12, 2018, we entered into an Expense Support Agreement with the Adviser. The Expense Support Agreement provides that, at such times as the Adviser determines, the Adviser may pay certain Expense Payments of the Company, provided that no portion of the payment will be used to pay any of our interest expense. Such Expense Payment must be made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from the Adviser to pay such expense, and/or by an offset against amounts due from us to the Adviser or its affiliates. Following any calendar quarter in which Available Operating Funds (as defined in the Expense Support Agreement) exceed Excess Operating Funds, we shall pay Reimbursement Payments to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter have been reimbursed. The amount of the Reimbursement Payment for any calendar quarter shall equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser. The Expense Support Agreement provides additional restrictions on the amount of each Reimbursement Payment for any calendar quarter. The Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, so that such Reimbursement Payment may be reimbursable in a future calendar quarter.
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
Portfolio and Investment Activity
For the year ended December 31, 2019, we acquired $3,298.8 million aggregate principal amount of investments (including $173.0 million of remaining unfunded commitments), $3,243.2 million of which was first lien debt, $42.1 million of which was second lien debt and $13.5 million of which was equity. For the year ended December 31, 2018, we acquired $616.9 million aggregate principal amount of investments (including $54.7 million of unfunded commitments), $610.5 million of which was first lien debt and $6.4 million of which was second lien debt.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Investments:
Total investments, beginning of period	$548,753	$—
New investments purchased	3,078,070	549,058
Net accretion of discount on investments	9,812	127
Net realized gain (loss) on investments	3,962	—
Investments sold or repaid	(572,830)	(432)
Total investments, end of period	$3,067,767	$548,753
Amount of investments funded at principal:
First lien debt investments	$3,104,807	$555,449
Second lien debt investments	42,083	6,381
Equity investments	13,487	—
Total	$3,160,377	$561,830
Proceeds from investments sold or repaid:
First lien debt investments	$(558,149)	$(432)
Second lien debt investments	(14,681)	—
Equity investments	$—	—
Total	$(572,830)	$(432)
Number of portfolio companies	56	61
Weighted average yield on debt and income producing investments, at amortized cost(1)(2)	8.64%	8.70%
Weighted average yield on debt and income producing investments, at fair value(1)(2)	8.57%	8.76%
Percentage of debt investments bearing a floating rate	100%	100%
Percentage of debt investments bearing a fixed rate	—%	—%
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
(2)As of December 31, 2019 and 2018, the weighted average total portfolio yield at cost was 8.60% and 8.70%, respectively. The weighted average total portfolio yield at fair value was 8.53% and 8.76%, respectively.
The composition of our investment portfolio at cost and fair value was as follows (dollar amounts in thousands):

	December 31, 2019			December 31, 2018
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$3,021,498	$3,046,101	98.50%	$542,395	$538,983	98.84%
Second lien debt	32,782	32,419	1.05	6,358	6,342	1.16
Equity Investments	13,487	13,920	0.45	—	—	—
Total	$3,067,767	$3,092,440	100.00%	$548,753	$545,325	100.00%
As of December 31, 2019 and December 31, 2018, no loans in the portfolio were on non-accrual status.

Results of Operations
The following table represents our operating results (dollar amounts in thousands):

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Total investment income	$148,048	$3,174
Net expenses	(73,729)	(1,835)
Net investment income before excise tax	74,319	1,339
Excise tax expense	(465)	(52)
Net investment income after excise tax	73,854	1,287
Net unrealized appreciation (depreciation)	28,329	(3,650)
Net realized gain (loss)	4,023	(581)
Net increase (decrease) in net assets resulting from operations	$106,206	$(2,944)
Investment Income
Investment income was as follows (dollar amounts in thousands):

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Interest income	$146,380	$3,174
Payment-in-kind interest income	988	—
Fee income	680	—
Total investment income	$148,048	$3,174
For the year ended December 31, 2019, total investment income (which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts of $1.6 million and $2.1 million, respectively, which are included within interest income in the Consolidated Statements of Operations) increased from the prior year primarily driven by our deployment of capital and increased invested balance of our investments and the fact that we had a full year of operations compared to a partial period in the prior year. The size of our investment portfolio at fair value increased from $545.3 million at December 31, 2018 to $3,092.4 million at December 31, 2019.
With the exception of three equity investments (which represented 0.45% of the total fair value of the portfolio), all investments were income producing senior secured debt investments. There were no loans on non-accrual status as of December 31, 2019 and December 31, 2018.
Expenses
Expenses were as follows (dollar amounts in thousands):

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Interest expense	$35,431	$1,351
Management fees	12,635	309
Income based incentive fee	13,818	—
Capital gains incentive fee	4,218	—
Professional fees	1,338	212
Board of Trustees' fees	430	177
Administrative service fees	1,506	362
Other general and administrative	3,033	333
Organization costs	—	670
Amortization of offering costs	1,090	117
Excise tax expense	465	52
Total expenses (including excise tax expense)	73,964	3,583
Expense support	(570)	(1,696)
Recoupment of expense support	800	—
Net expenses (including excise tax expense)	$74,194	$1,887
The increase in interest expense for the year ended December 31, 2019 compared to the prior year, was driven by increased borrowings under our credit facilities related to increased deployment of capital for investments and the fact that we had a full year of operations compared to a partial period in the prior year. The average principal debt outstanding increased to $776.6 million at December 31, 2019 from $162.0 million at December 31, 2018.
The increase in management fees and income based incentive fees for the year ended December 31, 2019 compared to the prior year were driven by our deployment of capital which resulted in a higher level of investments (increased to $3,092.4 million at December 31, 2019 from $545.3 million at December 31, 2018) and pre-incentive fee net investment income.
We accrued capital gains incentive fees of $4.2 million in the current year as compared to $0.0 million in the prior year as a result of net realized and unrealized gains as of December 31, 2019. However, none of this amount is payable as of December 31, 2019 under the investment advisory agreement.
Organization costs and offering costs include expenses incurred in our initial formation and our Private Offering. Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of us. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for us. Other general and administrative expenses include insurance, filing, research, our sub-administrator, subscriptions and other costs. The increase in professional fees, administrative service fees and other general and administrative expenses for the year ended December 31, 2019 compared to the prior year was primarily driven by the deployment of capital and the fact that we had a full year of operations in the current year compared to a partial period in the prior year.
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
For the years ended December 31, 2019 and 2018, we incurred $0.5 million and $0.1 million, respectively, of U.S. federal excise tax.
Net Unrealized Gain (Loss)
We fair value our portfolio investments quarterly and any changes in fair value are recorded as unrealized gains or losses. Net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Net unrealized gain (loss) on investments	$28,173	$(3,428)
Net unrealized gain (loss) on forward purchase obligation	222	(222)
Net unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(66)	—
Net unrealized gain (loss) on investments	$28,329	$(3,650)

For the year ended December 31, 2019, the net unrealized gains on investments were primarily driven by increases in the value of our quoted loan portfolio and non-quoted loan portfolio of $22.8 million and $5.3 million, respectively.
For the year ended December 31, 2018, the net unrealized losses on investments were primarily driven by decreases in the value of our quoted loan portfolio and non-quoted loan portfolio of $2.4 million and $1.0 million, respectively.

Net Realized Gain (Loss)

The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Net realized gain (loss) on investments	$3,962	$—
Net realized gain (loss) on foreign currency transactions	61	—
Net realized gain (loss) on derivative	—	(581)
Net realized gain (loss) on investments	$4,023	$(581)

For the year ended December 31, 2019, we generated net realized gains of $4.0 million resulting primarily from full or partial sales of quoted loans.
Financial Condition, Liquidity and Capital Resources
We generate cash from the net proceeds from the drawdown of Capital Commitments, proceeds from net borrowings on our credit facilities and income earned on our debt investments. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders and proceeds from public or private offerings of debt or equity securities. The primary uses of our cash and cash equivalents are for (i) originating loans and purchasing senior secured debt investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings and (iv) cash distributions to the holders of our shares.
As of December 31, 2019 and December 31, 2018, we had four and three revolving credit facilities outstanding, respectively, as described in “—Borrowings” below. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2019 and December 31, 2018, we had an aggregate amount of $1,454.2 million and $185.0 million of senior securities outstanding and our asset coverage ratio was 215.1% and 227.8%, respectively. The independent members of our Board and our sole initial shareholder approved our asset coverage limit of 150% pursuant to Section 61(a)(2) of the 1940 Act effective September 25, 2018. As of such date, our initial shareholder was the only holder of our shares and it waived the right to receive repurchase offers pursuant to Section 61(a)(2)(D)(ii) of the 1940 Act. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and cash equivalents as of December 31, 2019, taken together with our $820.8 million of available capacity under our credit facilities (subject to borrowing base availability) and our $1,597.6 million of uncalled Capital Commitments is expected to be sufficient for our investing activities and to conduct our operations in the near term.
As of December 31, 2019, we had $65.5 million in cash and cash equivalents. During the year ended December 31, 2019, cash used in operating activities was $2,558.3 million, primarily as a result of funding portfolio investments of $3,077.3 million and a decrease in payables for investments purchased of $139.4 million, partially offset by proceeds from sale of investments of $572.8 million. Cash provided by financing activities was $2,617.6 million during the period, which was primarily the result of proceeds from the issuance of shares of $1,387.8 million and net borrowings on our credit facilities of $1,269.2 million, partially offset by dividends paid in cash of $35.4 million.
As of December 31, 2018, we had $6.2 million in cash and cash equivalents. During the year ended December 31, 2018, cash used in operating activities was $349.8 million, primarily as a result of funding portfolio investments of $428.1 million, the purchase of the equity interests in the Syndicated Warehouse (discussed below), net of cash of $24.0 million; partially offset by a decrease in receivables for investments sold of $12.0 million and an increase in payables for investments purchased of $86.8 million. Cash provided by financing activities was $356.0 million during the period, which was the result of proceeds from the issuance of shares of $239.3 million and net borrowings on our credit facilities of $120.0 million, partially offset by deferred financing costs paid of $2.6 million.
Equity
The following table summarizes the total shares issued and proceeds received related to our capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2019 (dollars in millions):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
January 24, 2019	5,666,095	$142.1
March 28, 2019	9,818,817	247.5
June 27, 2019	12,453,261	319.7
August 9, 2019	1,401,367	36.1
September 25, 2019	14,686,050	377.3
December 16, 2019 (1)	10,474,169	271.1
Total	54,499,759	$1,393.8
(1)On December 2, 2019, the Company issued a capital call and delivered capital drawdown notices totaling $271.1 million, of which $5.9 million was received subsequent to December 31, 2019 and recorded as a subscription receivable on the Consolidated Statements of Assets and Liabilities.
The following table summarizes the total shares issued and proceeds received related to our initial capitalization and capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2018 (dollars in millions):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
September 14, 2018	60	$—
November 20, 2018	5,671,181	141.8
December 13, 2018	3,950,078	97.5
Total	9,621,319	$239.3
We entered into Subscription Agreements with a number of investors, including affiliates of our Adviser, providing for the private placement of our shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase our shares up to the amount of their respective capital commitment on an as-needed basis each time we deliver a drawdown notice to our investors. As of December 31, 2019, the Company had received Capital Commitments totaling $3,230.6 million ($1,597.6 million remaining undrawn), of which $74.5 million ($36.7 million remaining undrawn) were from affiliates of the Adviser. As of December 31, 2018, the Company had received Capital Commitments totaling $952.2 million ($712.9 million remaining undrawn), of which $15.0 million ($6.9 million remaining undrawn) were from affiliates of the Adviser.
Distributions and Dividend Reinvestment
The following table summarizes our distributions declared and payable for the year ended December 31, 2019 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
January 22, 2019	January 23, 2019	May 15, 2019	$0.1239	$1,192
February 28, 2019	March 27, 2019	May 15, 2019	0.3536	5,406
March 26, 2019	March 31, 2019	May 15, 2019	0.0225	565
June 26, 2019	June 26, 2019	August 14, 2019	0.4780	12,010
June 26, 2019	June 30, 2019	August 14, 2019	0.0220	827
August 8, 2019	August 8, 2019	November 14, 2019	0.2120	7,967
September 24, 2019	September 24, 2019	November 14, 2019	0.2554	9,973
September 24, 2019	September 30, 2019	November 14, 2019	0.0326	1,752
December 13, 2019	December 15, 2019	January 30, 2020	0.4130	22,226
December 16, 2019	December 31, 2019	January 30, 2020	0.0870	5,593
Total distributions			$2.0000	$67,511
Pursuant to our dividend reinvestment plan, the following table summarize the amounts received and shares issued to shareholders who have not opted out of our dividend reinvestment plan during the year ended December 31, 2019 (dollars in thousands except per share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
May 15, 2019	$519	20,605
August 14, 2019	1,748	68,165
November 14, 2019	2,051	79,894
Total	$4,318	168,664
During the year ended December 31, 2018, we did not declare or pay any distributions.

Borrowings
Our outstanding debt obligations were as follows (dollar amounts in thousands):

	December 31, 2019
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$400,000	$119,752	$119,752	$280,248	$280,248
Jackson Hole Funding Facility (3)	600,000	514,151	514,151	85,849	5,843
Breckenridge Funding Facility	875,000	820,311	820,311	54,689	10,769
Big Sky Funding Facility	400,000	—	—	400,000	25,481
Total	$2,275,000	$1,454,214	$1,454,214	$820,786	$322,341

	December 31, 2018
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$200,000	$—	$—	$200,000	$174,032
Jackson Hole Funding Facility (3)	300,000	120,000	120,000	180,000	22,966
Breckenridge Funding Facility	400,000	65,000	65,000	335,000	5,183
Total	$900,000	$185,000	$185,000	$715,000	$202,181
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2019, the Company had borrowings denominated in Euros (EUR) of 23.9 million. As of December 31, 2018, all borrowings outstanding were in USD.
For the years ended December 31, 2019 and 2018, the weighted average interest rate on all borrowings outstanding was 4.36% and 5.42% (including unused fees), respectively, and the average principal debt outstanding was $776.6 million and $162.0 million, respectively.
For additional information on our debt obligations see "Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6. Borrowings.”
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2019 and December 31, 2018, we had delayed draw term loans with an aggregate of $179.4 million and $54.7 million of unfunded commitments, respectively.
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
We entered into two warehousing transactions whereby we, subject to certain conditions, to purchase certain assets from parties unaffiliated with the Adviser. Such warehousing transactions were designed to assist us in deploying capital upon receipt of drawdown proceeds. The Middle Market Warehouse related primarily to originated or anchor investments in middle market loans. The Syndicated Warehouse related primarily to broadly syndicated loans. Both the Middle Market Warehouse and the Syndicated Warehouse have been terminated.
For additional information on our Warehousing Transactions see Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7. Commitments and Contingencies.”
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2019 and December 31, 2018, management is not aware of any pending or threatened litigation.
Contractual Obligations
Our contractual obligations consisted of the following as of December 31, 2019 (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Facility	$119,752	$119,752	$—	$—	$—
Jackson Hole Funding Facility	514,151	—	—	514,151	—
Breckenridge Funding Facility	820,311	—	—	820,311	—
Big Sky Funding Facility	—	—	—	—	—
Total Contractual Obligations	$1,454,214	$119,752	$—	$1,334,462	$—

Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement; and
•the Administration Agreement; and
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
•The Audit Committee reviews the valuation recommendations made by the Adviser's Valuation Committee, including the independent valuation firms' valuations, and once approved, recommends them for approval by the Board; and
•The Board reviews the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Audit Committee, the Adviser's Valuation Committee and, where applicable, the independent valuation firms.
Valuation of each of our investments will generally be made as described above as of the end of each fiscal quarter. In cases where we determine our NAV at times other than a quarter end, we intend to update the value of securities with market quotations to the most recent market quotation. For securities without market quotations, non-quarterly valuations will generally be the most recent quarterly valuation unless a material event has occurred since the most recent quarter end with respect to the investment. Independent valuation firms are generally not used for non-quarterly valuations.
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
The Company applies ASC 820, as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value. In accordance with ASC 820, these levels are summarized below:
•Level 1: Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access.
•Level 2:  Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•Level 3:  Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

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
Income Taxes
The Company has elected to be treated as a BDC under the 1940 Act.  The Company also has elected to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.

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
As of December 31, 2019, 100% of our debt investments based on fair value in our portfolio were at floating rates. Based on our consolidated balance sheet as of December 31, 2019, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$93,961	$(43,626)	$50,335
Up 200 basis points	62,641	(29,084)	33,557
Up 100 basis points	31,320	(14,542)	16,778
Down 100 basis points	(23,803)	14,542	(9,261)
Down 200 basis points	(23,803)	25,594	1,791

Item 8. Consolidated Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	101

Consolidated Statements of Assets and Liabilities as of December 31, 2019 and December 31, 2018	102

Consolidated Statements of Operations for the year ended December 31, 2019 and for the period from November 20, 2018 (commencement of operations) to December 31, 2018	103

Consolidated Statements of Changes in Net Assets for the year ended December 31, 2019 and for the period from November 20, 2018 (commencement of operations) to December 31, 2018	104

Consolidated Statements of Cash Flows for the year ended December 31, 2019 and for the period from November 20, 2018 (commencement of operations) to December 31, 2018	105

Consolidated Schedules of Investments as of December 31, 2019 and December 31, 2018	107

Notes to Consolidated Financial Statements	115

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Trustees of Blackstone / GSO Secured Lending Fund:
Opinion on the Consolidated Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Blackstone / GSO Secured Lending Fund (the "Company"), including the consolidated schedule of investments, as of December 31, 2019 and 2018, the related consolidated statements of operations, cash flows, changes in net assets, and the financial highlights for the year ended December 31, 2019 and the period from November 20, 2018 (commencement of operations) to December 31, 2018, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations, changes in net assets, cash flows, and the financial highlights for the year ended December 31, 2019 and the period from November 20, 2018 (commencement of operations) to December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2019 and 2018, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 27, 2020
We have served as the Company’s auditor since 2018.

Blackstone / GSO Secured Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Investments at fair value
Non controlled/non affiliated investments (amortized cost of $3,067,767 and $548,753 at December 31, 2019 and December 31, 2018, respectively)	$3,092,440	$545,325
Cash and cash equivalents	65,495	6,228
Interest receivable from non controlled/non affiliated investments	16,990	2,212
Deferred financing costs	5,172	2,270
Deferred offering costs	760	591
Receivable for investments	2,726	17,746
Subscription Receivable (Note 8)	5,942	—
Other assets	582	371
Total assets	$3,190,107	$574,743
LIABILITIES
Debt	$1,454,214	$185,000
Payable for investments purchased	10,086	149,513
Due to affiliates	2,007	1,761
Management fees payable	5,045	309
Income based incentive fee payable	6,345	—
Capital gains incentive fee payable	4,218	—
Forward purchase liability at fair value (cost: $0 at December 31, 2019 and December 31, 2018, respectively) (Note 7)	—	222
Interest payable	5,496	918
Distribution payable (Note 8)	27,827	—
Accrued expenses and other liabilities	1,752	655
Total liabilities	1,516,990	338,378
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, $0.001 par value (unlimited shares authorized; 64,289,742 and 9,621,319 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively)	64	10
Additional paid in capital	1,635,915	239,247
Distributable earnings (loss)	37,138	(2,892)
Total net assets	1,673,117	236,365
Total liabilities and net assets	$3,190,107	$574,743
NET ASSET VALUE PER SHARE	$26.02	$24.57
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	For the Year Ended December 31, 2019	For the period from November 20, 2018 (commencement of operations) to December 31, 2018
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$146,380	$3,174
Payment-in-kind interest income	988	—
Fee income	680	—
Total investment income	148,048	3,174
Expenses:
Interest expense	35,431	1,351
Management fees	12,635	309
Income based incentive fee	13,818	—
Capital gains incentive fee	4,218	—
Professional fees	1,338	212
Board of Trustees' fees	430	177
Administrative service expenses (Note 3)	1,506	362
Other general and administrative	3,033	333
Organization costs	—	670
Amortization of offering costs	1,090	117
Total expenses	73,499	3,531
Expense support (Note 3)	(570)	(1,696)
Recoupment of expense support (Note 3)	800	—
Net expenses	73,729	1,835
Net investment income before excise tax	74,319	1,339
Excise tax expense	465	52
Net investment income after excise tax	73,854	1,287
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	28,173	(3,428)
Forward purchase obligation (Note 7)	222	(222)
Translation of assets and liabilities in foreign currencies	(66)	—
Net unrealized appreciation (depreciation)	28,329	(3,650)
Realized gain (loss):
Non-controlled/non-affiliated investments	3,962	—
Foreign currency transactions	61	—
Derivative (Note 5)	—	(581)
Net realized gain (loss)	4,023	(581)
Net realized and unrealized gain (loss)	32,352	(4,231)
Net increase (decrease) in net assets resulting from operations	$106,206	$(2,944)
Net investment income per share (basic and diluted)	$2.18	$0.17
Earnings (loss) per share (basic and diluted)	$3.14	$(0.39)
Weighted average shares outstanding (basic and diluted)	33,858,642	7,458,181
Distributions declared per share	$2.00	$—
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, November 20, 2018 (commencement of operations)	$—	$—	$—	$—
Issuance of common shares	10	239,299	—	239,309
Net investment income	—	—	1,287	1,287
Net realized gain (loss) on investments	—	—	(581)	(581)
Net change in unrealized appreciation (depreciation) on investments	—	—	(3,650)	(3,650)
Tax reclassification of shareholders’ equity in accordance with US GAAP	—	(52)	52	—
Balance, December 31, 2018	10	239,247	(2,892)	236,365
Issuance of common shares	54	1,393,685	—	1,393,739
Reinvestment of dividends	—	4,318	—	4,318
Net investment income	—	—	73,854	73,854
Net realized gain (loss) on investments	—	—	4,023	4,023
Net change in unrealized appreciation (depreciation) on investments	—	—	28,329	28,329
Dividends declared from net investment income	—	—	(67,511)	(67,511)
Tax reclassification of shareholders' equity in accordance with US GAAP	—	(1,335)	1,335	—
Balance, December 31, 2019	$64	$1,635,915	$37,138	$1,673,117

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31, 2019	For the period from November 20, 2018 (commencement of operations) to December 31, 2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$106,206	$(2,944)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(28,173)	3,428
Net unrealized (appreciation) depreciation on forward purchase obligation	(222)	222
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	66	—
Net realized (gain) loss on investments	(3,962)	581
Net accretion of discount and amortization of premium	(9,812)	(127)
Payment-in-kind interest capitalized	(803)	—
Amortization of deferred financing costs	1,565	327
Amortization of offering costs	1,090	117
Payment in connection with settlement of derivative, net of cash received	—	(24,015)
Purchases of investments	(3,077,267)	(428,071)
Proceeds from sale of investments and principal repayments	572,830	432
Changes in operating assets and liabilities:
Interest receivable	(14,778)	(1,608)
Receivable for investments	15,020	11,994
Other assets	(211)	(371)
Payable for investments purchased	(139,427)	86,754
Management fee payable	4,736	309
Income based incentive fee payable	6,345	—
Capital gains incentive fee payable	4,218	—
Due to affiliates	(349)	1,761
Interest payable	4,578	779
Accrued expenses and other liabilities	65	655
Net cash provided by (used in) operating activities	(2,558,285)	(349,777)
Cash flows from financing activities:
Borrowings on credit facilities	2,259,973	238,650
Repayments on credit facilities	(990,754)	(118,650)
Deferred financing costs paid	(3,435)	(2,597)
Deferred offering costs paid	(663)	(707)
Proceeds from issuance of common shares	1,387,797	239,309
Dividends paid in cash	(35,366)	—
Net cash provided by (used in) financing activities	2,617,552	356,005
Net increase (decrease) in cash and cash equivalents	59,267	6,228
Cash and cash equivalents, beginning of period	6,228	—
Cash and cash equivalents, end of period	$65,495	$6,228

Supplemental information and non-cash activities:
Interest paid during the period	$28,946	$105
Distribution payable	$27,827	$—
Subscription receivable	$5,942	$—
Reinvestment of distributions during the period	$4,318	$—
Accrued but unpaid deferred financing and debt issuance costs	$1,032	$—
Accrued but unpaid offering costs	$596	$—
Investments received in purchase of Syndicated Warehouse (Note 7)	$—	$120,988
Debt assumed in purchase of Syndicated Warehouse (Note 7)	$—	$(65,000)
Other net operating assets and liabilities assumed in purchase of Syndicated Warehouse (Note 7)	$—	$(31,635)
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund Consolidated Schedules of Investments December 31, 2019 (in thousands)
Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt
Air Freight and Logistics
Livingston International Inc. (6)	L + 5.75%	7.69%	4/30/2026	$116,415	$113,249	$115,105	6.88%
Mode Purchaser, Inc. (4)	L + 6.25%	8.14%	12/9/2026	178,325	174,791	174,759	10.45
R1 Holdings, LLC (4)(7)	L + 6.00%	7.69%	1/2/2026	44,732	44,047	44,732	2.67
					332,087	334,596	20.00
Building Products
Jacuzzi Brands LLC (4)(7)	L + 6.50%	8.30%	2/25/2025	91,640	90,132	90,723	5.42
Latham Pool Products, Inc.	L + 6.00%	7.76%	6/13/2025	53,571	51,824	52,812	3.16
Lindstrom, LLC (4)	L + 6.25%	8.48%	4/7/2025	130,633	128,444	129,980	7.77
Mi Windows and Doors, LLC	L + 5.50%	7.21%	11/26/2026	30,000	28,382	30,038	1.80
The Wolf Organization, LLC (4)	L + 6.50%	8.41%	9/3/2026	74,813	73,386	74,625	4.46
					372,168	378,178	22.61
Chemicals
Alchemy US Holdco 1, LLC	L + 5.50%	7.24%	10/10/2025	3,900	3,892	3,843	0.23
Polymer Additives, Inc. (4)	L + 6.00%	7.80%	7/31/2025	29,752	28,457	24,248	1.45
VDM Buyer, Inc. (4)	L + 6.75%	8.69%	4/22/2025	€24,267	26,828	26,695	1.60
VDM Buyer, Inc. (4)(7)	L + 6.75%	8.71%	4/22/2025	63,730	62,603	62,455	3.73
					121,780	117,241	7.01
Commercial Services & Supplies
Research Now Group, LLC	L + 5.50%	7.41%	12/20/2024	28,662	28,296	28,701	1.72
JSS Holdings, Inc. (4)	L + 6.25% (incl. 2.00% PIK)	7.99%	10/18/2025	237,678	234,806	234,707	14.03
					263,102	263,408	15.75
Construction & Engineering
IEA Energy Services LLC	L + 8.25%	10.19%	9/25/2024	10,200	9,804	10,315	0.62
Therma LLC (4)	L + 6.50%	8.46%	3/29/2025	128,421	126,114	127,137	7.60
					135,918	137,452	8.22
Distributors
Bution Holdco 2, Inc. (4)	L + 6.25%	7.99%	10/17/2025	124,688	122,280	122,194	7.30
Construction Supply Acquisition, LLC (4)(7)	L + 6.00%	7.69%	10/1/2025	135,756	132,800	134,738	8.05
Tailwind Colony Holding Corporation (4)	L + 7.50%	9.44%	11/13/2024	32,081	31,703	31,439	1.88
EIS Buyer, LLC (4)(7)	L + 6.25%	8.05%	9/30/2025	134,072	131,504	131,390	7.85
EIS Buyer, LLC (4)	L + 6.25%	8.05%	9/30/2020	19,551	19,259	19,258	1.15
Fastlane Parent Company, Inc. (4)	L + 4.50%	6.45%	2/4/2026	34,738	34,131	34,477	2.06
PSS Industrial Group Corp. (4)	L + 6.00%	7.94%	4/10/2025	58,695	54,825	57,374	3.43
Unified Door and Hardware Group, LLC (4)(7)	L + 6.25%	8.19%	6/30/2025	39,048	38,333	38,852	2.32
					564,835	569,722	34.04

Blackstone / GSO Secured Lending Fund Consolidated Schedules of Investments December 31, 2019 (in thousands)
Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Diversified Financial Services
SelectQuote, Inc. (4)	L + 6.00%	7.70%	11/5/2024	78,087	75,497	77,697	4.64
Electronic Equipment, Instruments & Components				.
Convergeone Holdings, Inc.	L + 5.00%	6.80%	1/4/2026	14,766	14,244	14,165	0.85
Energy Equipment & Services
Abaco Energy Technologies LLC (4)	L + 7.00%	8.69%	10/4/2024	58,836	57,157	57,071	3.41
Tetra Technologies, Inc. (4)(6)	L + 6.25%	8.05%	9/10/2025	24,055	23,901	23,213	1.39
					81,058	80,284	4.80
Health Care Equipment & Supplies
Lifescan Global Corporation	L + 6.00%	8.06%	10/1/2024	22,862	22,072	21,890	1.31
Surgical Specialties Corp (US) Inc. (6)	L + 5.00%	6.80%	5/7/2025	33,416	32,218	33,166	1.98
					54,290	55,056	3.29
Health Care Providers & Services
Epoch Acquisition, Inc. (4)	L + 6.75%	8.49%	10/4/2024	25,066	24,791	25,066	1.50
The GI Alliance Management, LLC (4)(7)	L + 6.25%	8.19%	11/2/2024	109,902	107,804	108,191	6.47
Odyssey Holding Company, LLC (4)	L + 5.75%	7.78%	11/16/2025	13,628	13,483	13,492	0.81
					146,078	146,749	8.78
Health Care Technology
Precyse Acquisition Corporation	L + 4.50%	6.30%	10/20/2022	2,962	2,940	2,482	0.15
Hotels, Restaurants & Leisure
Excel Fitness Holdings, Inc.	L + 5.25%	7.05%	10/7/2025	47,059	45,018	47,118	2.82
Industrial Conglomerates
Tailwind Smith Cooper Intermediate Corporation	L + 5.00%	6.80%	5/28/2026	32,502	31,754	31,202	1.86
Interactive Media & Services
Bungie, Inc. (4)	L + 6.25%	8.05%	8/28/2024	47,200	46,541	46,846	2.80
Internet & Direct Marketing Retail
Shutterfly, Inc.	L + 6.00%	7.94%	9/25/2026	44,053	40,216	41,611	2.49
IT Services
Travelport Worldwide Ltd. (6)	L + 5.00%	6.94%	5/29/2026	103,730	97,896	97,299	5.81
Media
DiscoverOrg, LLC	L + 4.50%	6.30%	2/2/2026	13,092	12,978	13,157	0.79
Radiate Holdco LLC (5)	L + 3.50%	5.30%	2/1/2024	4,975	4,908	5,015	0.30
					17,886	18,172	1.09
Machinery
Apex Tool Group, LLC	L + 5.50%	7.30%	8/1/2024	50,955	49,820	50,391	3.01
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance Inc.(4)(7)	L + 6.25%	8.17%	11/26/2024	150,862	148,662	148,599	8.87

Blackstone / GSO Secured Lending Fund Consolidated Schedules of Investments December 31, 2019 (in thousands)
Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Professional Services
APFS Staffing Holdings, Inc.	L + 5.00%	6.79%	4/15/2026	22,614	22,206	22,614	1.35
Minotaur Acquisition, Inc.	L + 5.00%	6.80%	3/27/2026	17,597	17,283	17,377	1.04
GI Revelation Acquisition LLC	L + 5.00%	6.80%	4/16/2025	15,155	14,714	14,341	0.86
					54,203	54,332	3.25
Software
LD Intermediate Holdings, Inc.	L + 5.88%	7.93%	12/9/2022	14,572	14,314	14,608	0.87
PaySimple, Inc. (4)(5)(7)	L + 5.50%	7.30%	8/23/2025	26,488	25,984	26,328	1.57
Vero Parent, Inc.	L + 6.00%	7.91%	8/16/2024	51,000	45,471	48,705	2.91
					85,769	89,641	5.35
Specialty Retail
CustomInk, LLC (4)	L + 6.00%	8.21%	5/3/2026	133,125	130,766	132,459	7.92
Spencer Spirit Holdings, Inc.	L + 6.00%	7.79%	6/19/2026	49,875	47,102	49,485	2.96
					177,868	181,944	10.88
Trading Companies & Distributors
The Cook & Boardman Group, LLC	L + 5.75%	7.67%	10/17/2025	6,806	6,751	6,567	0.39
Technology Hardware, Storage & Peripherals
Electronics For Imaging, Inc.	L + 5.00%	6.94%	7/23/2026	35,000	32,703	32,703	1.95
Transportation Infrastructure
Spireon, Inc. (4)(7)	L + 6.50%	8.44%	10/4/2024	22,646	22,414	22,646	1.35
Total First Lien Debt					$3,021,498	$3,046,101	182.06%
Second Lien Debt
Commercial Services & Supplies
TKC Holdings, Inc.	L + 8.00%	9.80%	2/1/2024	$1,000	$997	$910	0.05%
IT Services
WEB.COM Group, Inc.	L + 7.75%	9.49%	10/9/2026	16,607	15,882	16,031	0.96
Media
DiscoverOrg, LLC	L + 8.50%	10.19%	2/1/2027	11,250	11,100	11,306	0.68
Software
Imperva, Inc.	L + 7.75%	9.74%	1/11/2027	1,421	1,426	1,249	0.07
Rocket Software, Inc.	L + 8.25%	10.05%	11/27/2026	3,500	3,377	2,923	0.17
					4,803	4,172	0.24
Total Second Lien Debt					$32,782	$32,419	1.93%
Equity Investments
CustomInk, LLC - Series A Preferred Units (4)				384,520	$5,200	$5,633	0.34%
EIS Acquisition Holdings, LP - Class A Units (4)				11,200	2,800	2,800	0.17
Mode Holdings, L.P. - Class A-2 Units (4)				5,486,923	5,487	5,487	0.33
Total Equity Investments					$13,487	$13,920	0.84%
Total Investment Portfolio					$3,067,767	$3,092,440	184.83%

Blackstone / GSO Secured Lending Fund Consolidated Schedules of Investments December 31, 2019 (in thousands)
Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Cash and Cash Equivalents
Other Cash and Cash Equivalents					65,495	65,495	3.91%
Total Portfolio Investments, Cash and Cash Equivalents					$3,133,262	$3,157,935	188.74%

(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. Debt investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2019, the Company does not “control” any of its portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2019, the Company is not an “affiliated person” of any of its portfolio companies.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets quarterly. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2019. As of December 31, 2019, the reference rates for our variable rate loans were the 30-day L at 1.76%, the 90-day L at 1.91% and the 180-day L at 1.91% and P at 4.75%. Variable rate loans typically include an interest reference rate floor feature, which is generally 1.00%.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Trustees (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)Each of the Company’s investments is pledged as collateral, other than the investments in PaySimple, Inc. and Radiate Holdco LLC, under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2019, non-qualifying assets represented 14.1% of total assets as calculated in accordance with regulatory requirements.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Construction Supply Acquisition, LLC	Delayed Draw Term Loan	10/1/2025	$22,626	$—
Jacuzzi Brands LLC	Delayed Draw Term Loan	2/25/2021	8,450	—
PaySimple, Inc.	Delayed Draw Term Loan	8/23/2025	5,588	—
R1 Holdings, LLC	Delayed Draw Term Loan	1/2/2021	20,282	—
Spireon, Inc.	Delayed Draw Term Loan	6/30/2020	6,375	—
EIS Acquisition Holdings, LP	Delayed Draw Term Loan	9/30/2020	16,800	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	11/2/2024	66,143	(612)
Unified Door and Hardware Group, LLC	Delayed Draw Term Loan	6/29/2020	15,094	—
VDM Buyer, Inc.	Delayed Draw Term Loan	10/22/2020	18,000	—
Total First Lien Debt Unfunded Commitments			$179,358	$(612)

The accompanying notes are an integral part of these consolidated financial statements

Blackstone / GSO Secured Lending Fund Consolidated Schedules of Investments December 31, 2018 (in thousands)
Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace and Defense
StandardAero Aviation Holdings, Inc.	L + 3.75%	6.27%	7/7/2022	$6,977	$6,924	$6,913	2.92%
Building Products
American Bath Group, LLC (4)	L + 4.25%	7.05%	9/30/2023	4,987	4,888	4,838	2.05
Latham Pool Products, Inc. (4)	L + 6.00%	8.80%	6/13/2025	44,618	42,833	43,502	18.40
Ply Gem Midco, Inc.	L + 3.75%	6.18%	4/12/2025	3,491	3,366	3,194	1.35
					51,087	51,534	21.80
Capital Markets
Advisor Group, Inc.	L + 3.75%	6.27%	8/15/2025	998	994	983	0.42
Victory Capital Holdings, Inc. (4)(6)	L + 2.75%	5.55%	2/12/2025	1,500	1,496	1,487	0.63
					2,490	2,470	1.05
Chemicals
Alchemy US Holdco 1, LLC (4)(6)	L + 5.50%	8.17%	10/10/2025	4,000	3,990	3,990	1.69
Polymer Additives, Inc. (4)	L + 6.00%	8.52%	7/31/2025	15,053	14,530	13,924	5.89
					18,520	17,914	7.58
Commercial Services & Supplies
Allied Universal Holdco LLC	L + 3.75%	6.14%	7/28/2022	2,992	2,850	2,847	1.20
Allied Universal Holdco LLC	L + 4.25%	6.77%	7/28/2022	7,000	6,798	6,703	2.84
LegalZoom, Inc. (4)	L + 4.50%	7.00%	11/20/2024	4,500	4,472	4,433	1.88
Revspring, Inc. (4)	L + 4.25%	7.05%	10/11/2025	3,000	2,993	2,993	1.27
TKC Holdings, Inc.	L + 3.75%	6.28%	2/1/2023	4,987	4,851	4,760	2.01
					21,964	21,736	9.20
Construction & Engineering
IEA Energy Services LLC (4)	L + 6.25%	9.05%	9/25/2024	12,000	11,559	11,610	4.91
Containers & Packaging
Trident TPI Holdings, Inc.	L + 3.25%	5.77%	10/17/2024	1,990	1,961	1,878	0.79
Distributors
Tailwind Colony Holding Corporation (4)(7)	L + 7.50%	10.28%	11/13/2024	25,835	25,514	25,318	10.71
Diversified Consumer Services
American Residential Services, LLC	L + 4.00%	6.52%	6/30/2022	1,990	1,981	1,950	0.83
Prime Security Services Borrower, LLC	L + 2.75%	5.27%	5/2/2022	1,492	1,458	1,427	0.60
Weight Watchers International, Inc. (6)	L + 4.75%	7.56%	11/29/2024	7,500	7,466	7,434	3.14
					10,905	10,811	4.57
Diversified Financial Services
PI US MergerCo, Inc. (6)	L + 3.50%	6.02%	12/20/2024	1,990	1,948	1,934	0.82
York Risk Services Holding Corp	L + 3.75%	6.27%	10/1/2021	5,984	5,703	5,612	2.37
					7,651	7,546	3.19

Blackstone / GSO Secured Lending Fund Consolidated Schedules of Investments December 31, 2018 (in thousands)
Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Diversified Telecommunication Services				.
Securus Technologies Holdings, Inc.	L + 4.50%	7.02%	11/1/2024	4,987	4,825	4,813	2.04
Energy Equipment & Services
Tetra Technologies, Inc. (4)(6)(7)	L + 6.25%	8.72%	9/10/2025	21,818	21,685	21,600	9.14
Health Care Equipment & Supplies
Lifescan Global Corporation	L + 6.00%	8.40%	10/1/2024	41,974	40,223	39,770	16.83
Health Care Providers & Services
AMGH Holding Corp	L + 3.25%	5.68%	4/28/2022	6,982	6,606	6,548	2.77
AMGH Holding Corp	L + 4.25%	6.75%	3/14/2025	6,226	5,904	5,817	2.46
Envision Healthcare Corporation	L + 3.75%	6.27%	10/10/2025	4,000	3,760	3,739	1.58
Epoch Acquisition, Inc. (4)(7)	L + 6.75%	9.13%	10/4/2024	22,500	22,221	22,050	9.33
The GI Alliance Management, LLC (4)(7)	L + 6.25%	8.81%	11/2/2024	37,436	36,711	36,427	15.41
Onex TSG Intermediate Corp. (6)	L + 4.00%	6.52%	7/31/2022	1,000	994	963	0.41
Orion B Holdings, LLC (4)	L + 5.75%	8.21%	11/16/2025	13,628	13,459	13,356	5.65
Prospect Medical Holdings, Inc.	L + 5.50%	7.94%	2/22/2024	1,995	1,983	1,976	0.84
Regionalcare Hospital Partners Holding, Inc.	L + 4.50%	7.13%	11/16/2025	5,040	4,845	4,796	2.03
U.S Renal Care, Inc.	L + 4.25%	7.05%	12/30/2022	2,420	2,331	2,311	0.98
					98,814	97,983	41.46
Health Care Technology
Precyse Acquisition Corporation	L + 4.50%	7.02%	10/20/2022	2,992	2,963	2,869	1.21
Hotels, Restaurants & Leisure
Casablanca US Holdings Inc.(4)(6)	L + 4.00%	6.53%	3/29/2024	995	958	945	0.40
Hotel Acquisition Company LLC (4)(8)	L + 6.00%	8.52%	12/9/2024	93,000	91,665	91,650	38.77
					92,623	92,595	39.17
Insurance
Achilles Acquisition LLC	L + 4.00%	6.56%	10/8/2025	1,000	994	988	0.42
IT Services
Tierpoint, LLC	L + 3.75%	6.27%	5/6/2024	8,972	8,470	8,411	3.56
WEB.COM Group Inc.	L + 3.75%	6.17%	10/10/2025	4,000	3,934	3,860	1.63
					12,404	12,271	5.19
Machinery
Apex Tool Group LLC	L + 3.75%	6.25%	2/1/2022	4,968	4,819	4,802	2.03
Media
Champ Acquisition Corporation	L + 5.50%	8.13%	12/12/2025	14,925	14,328	14,562	6.16
Entravision Communications Corporation (4)(6)	L + 2.75%	5.27%	11/29/2024	1,241	1,218	1,160	0.49
					15,546	15,722	6.65
Oil, Gas & Consumable Fuels
Traverse Midstream Partners LLC	L + 4.00%	6.60%	9/27/2024	1,995	1,980	1,920	0.81

Blackstone / GSO Secured Lending Fund Consolidated Schedules of Investments December 31, 2018 (in thousands)
Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Professional Services
GI Revelation Acquisition LLC	L + 5.00%	7.52%	4/16/2025	7,264	7,165	7,164	3.03
Real Estate Management & Development
Forest City Enterprises, L.P.	L + 4.00%	6.38%	12/7/2025	5,000	4,991	4,896	2.07
Software
Banff Merger Sub Inc.	L + 4.25%	7.05%	10/2/2025	1,500	1,477	1,451	0.61
Brave Parent Holdings, Inc.	L + 4.00%	6.52%	4/18/2025	4,988	4,952	4,838	2.05
Imperva, Inc. (4)	L + 4.00%	6.52%	11/7/2025	4,000	3,975	3,945	1.67
Ivanti Software, Inc.	L + 4.25%	6.76%	1/20/2024	4,984	4,917	4,860	2.06
LD Intermediate Holdings, Inc.	L + 5.88%	8.49%	12/9/2022	2,980	2,767	2,705	1.14
Quest Software US Holdings Inc. (6)	L + 4.25%	6.78%	5/18/2025	4,500	4,471	4,365	1.85
Rocket Software, Inc.	L + 4.25%	6.77%	11/28/2025	6,000	5,952	5,898	2.50
Vero Parent, Inc.	L + 4.50%	7.02%	8/16/2024	2,494	2,496	2,471	1.05
					31,007	30,533	12.93
Specialty Retail
Bass Pro Group, LLC	L + 5.00%	7.52%	9/25/2024	5,407	5,350	5,197	2.20
EG Group Limited (6)	L + 4.00%	6.81%	2/7/2025	3,985	3,914	3,850	1.63
					9,264	9,047	3.83
Trading Companies & Distributors
DiversiTech Holdings, Inc.	L + 3.00%	5.80%	6/3/2024	995	965	946	0.40
The Hillman Group Inc.	L + 4.00%	6.80%	5/31/2025	997	963	950	0.40
LBM Borrower, LLC	L + 3.75%	6.25%	8/19/2022	8,000	7,505	7,490	3.17
The Cook & Boardman Group, LLC (4)	L + 5.75%	8.54%	10/17/2025	2,500	2,494	2,481	1.05
					11,927	11,867	5.02
Transportation Infrastructure
Spireon, Inc. (4)(7)	L + 6.50%	9.00%	10/4/2024	22,875	22,591	22,418	9.48
Total First Lien Debt					$542,395	$538,983	228.03%
Second Lien Debt
Commercial Services & Supplies
TKC Holdings, Inc.	L + 8.00%	10.53%	2/1/2024	$1,000	$997	$987	0.42%
IT Services
WEB.COM Group, Inc.	L + 7.75%	10.17%	10/9/2026	1,881	1,867	1,867	0.79
Software
Imperva, Inc.	L + 7.75%	10.27%	1/11/2027	1,500	1,506	1,500	0.63
Rocket Software, Inc.	L + 8.25%	10.77%	11/27/2027	2,000	1,988	1,988	0.84
					3,494	3,488	1.47

Blackstone / GSO Secured Lending Fund Consolidated Schedules of Investments December 31, 2018 (in thousands)
Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount	Cost (3)	Fair Value	Percentage of Net Assets
Total Second Lien Debt					$6,358	$6,342	2.68%
Total Investment Portfolio					$548,753	$545,325	230.71%
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund					$2,000	$2,000	0.85%
Other Cash and Cash Equivalents					4,228	4,228	1.79
Total Cash and Cash Equivalents					$6,228	$6,228	2.64%
Total Portfolio Investments, Cash and Cash Equivalents					$554,981	$551,553	233.35%
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. Debt investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2018, the Company does not “control” any of its portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2018, the Company is not an “affiliated person” of any of its portfolio companies.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets quarterly. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2018. As of December 31, 2018, the reference rates for our variable rate loans were the 30-day L at 2.50%, the 90-day L at 2.81% and the 180-day L at 2.88% and P at 5.50%. Variable rate loans typically include an interest reference rate floor feature, which is generally 1.00%.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with U.S. GAAP.
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Trustees (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Epoch Acquisition, Inc.	Delayed Draw Term Loan	10/4/2024	$7,500	$—
Spireon, Inc.	Delayed Draw Term Loan	6/30/2020	6,375	—
Tailwind Colony Holding Corporation	Delayed Draw Term Loan	10/31/2024	6,540	—
Tetra Technologies, Inc.	Delayed Draw Term Loan	9/10/2025	8,182	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	11/2/2024	26,053	(260)
Total First Lien Debt Unfunded Commitments			54,650	(260)
Forward purchase obligation (Note 7)			29,786	(222)
Total Unfunded Commitments			$84,436	$(482)
(8)This investment is also held in the Middle Market Warehouse as of December 31, 2018. Refer to Note 7.
The accompanying notes are an integral part of these consolidated financial statements

Blackstone / GSO Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, unless otherwise indicated, except share and per share data)
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
The Company is conducting a private offering (the “Private Offering”) of its common shares of beneficial interest (i) to accredited investors, as defined in Regulation D under the Securities Act of 1933 (the “1933 Act”) and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons,” as defined in Regulation S under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. At each closing of the Private Offering, each investor makes a capital commitment (“Capital Commitment”) to purchase shares of the beneficial interest of the Company pursuant to a subscription agreement entered into with the Company. Investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their Capital Commitments on as as-needed basis each time the Company delivers a notice to investors.

On October 31, 2018, the Company began its initial period of closing of capital commitments ("Initial Closing Period"). The Initial Closing Period will last for two years but the Adviser may modify the Initial Closing Period, if approved by the Board of Trustees (the "Board"), which could extend the Initial Closing Period up to one additional year. The Company commenced its loan origination and investment activities on November 20, 2018, the date of receipt of the initial drawdown from investors in the Private Offering (the "Initial Drawdown Date").

The year ended December 31, 2018 represents the period from November 20, 2018 (commencement of operations), which was from the Initial Drawdown Date to December 31, 2018.
Note 2. Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. GAAP. As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”). U.S. GAAP for an investment company requires investments to be recorded at fair value.  The carrying value for all other assets and liabilities approximates their fair value.
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

Certain prior period information has been reclassified to conform to the current period presentation.
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
As of December 31, 2019, the Company's consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”), BGSL Big Sky Funding LLC ("Big Sky Funding") and BGSL Investments LLC ("BGSL Investments" and collectively with Jackson Hole Funding, Breckenridge Funding and Big Sky Funding the "SPVs").
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
Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. These market quotations are obtained from independent pricing services, if available; otherwise from at least two principal market makers or primary market dealers.  To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.  Examples of events that would cause market quotations to not reflect fair value could include cases when a security trades infrequently or not at all, causing a quoted purchase or sale price to become stale, or in the event of a “fire sale” by a distressed seller.  All price overrides require approval from the Board.
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
•The Audit Committee reviews the valuation recommendations made by the Adviser's Valuation Committee, including the independent valuation firms' valuations, and once approved, recommends them for approval by the Board; and
•The Board reviews the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Audit Committee, the Adviser's Valuation Committee and, where applicable, the independent valuation firms.
Valuation of each of our investments will generally be made as described above as of the end of each fiscal quarter. In cases where we determine our NAV at times other than a quarter end, we intend to update the value of securities with market quotations to the most recent market quotation. For securities without market quotations, non-quarterly valuations will generally be the most recent quarterly valuation unless a material event has occurred since the most recent quarter end with respect to the investment. Independent valuation firms are generally not used for non-quarterly valuations.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums.  Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method.  The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any.  Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the years ended December 31, 2019 and 2018 the Company recorded $1.6 million and $0.0 million in prepayment premiums, respectively, and $2.1 million and $0.0 million in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively.
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions.  PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity.  Such income is included in interest income in the Consolidated Statement of Operations.  If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status.  When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income.  To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the years ended December 31, 2019 and 2018 the Company recorded PIK income of $1.0 million and $0.0 million, respectively.
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
The Company will not bear more than an amount equal to 0.10% of the aggregate Capital Commitments of the Company for organization and offering expenses in connection with the offering of shares. If actual organization and offering costs incurred exceed 0.10% of the Company’s total Capital Commitments, the Adviser or its affiliate will bear the excess costs.  To the extent the Company’s Capital Commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total Capital Commitments and provided further that the Adviser of its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the year ended December 31, 2018, the Company accrued organization costs of $0.7 million. For the years ended December 31, 2019 and 2018, the Company accrued offering costs of $1.1 million and $0.1 million, respectively.
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
Income Taxes
The Company has elected to be treated as a BDC under the 1940 Act.  The Company also has elected to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.

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
Recent Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value disclosure requirements. The new guidance includes new, eliminated and modified fair value disclosures. Among other requirements, the guidance requires disclosure of the range and weighted average of the significant unobservable inputs for Level 3 fair value measurements and the way it is calculated. The guidance also eliminated the following disclosures: (i) amount and reason for transfers between Level 1 and Level 2, (ii) policy for timing of transfers between levels of the fair value hierarchy and (iii) valuation processes for Level 3 fair value measurement. The guidance is effective for all entities for interim and annual periods beginning after December 15, 2019. Early adoption is permitted upon issuance of the guidance. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.
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
For the years ended December 31, 2019 and 2018, base management fees were $12.6 million and $0.3 million respectively. As of December 31, 2019 and December 31, 2018, $5.0 million and $0.3 million, respectively, was payable to the Adviser relating to management fees.
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
For the years ended December 31, 2019 and 2018, the Company accrued income based incentive fees of $13.8 million and $0.0 million, respectively. As of December 31, 2019 and December 31, 2018, $6.3 million and $0.0 million, respectively was payable to the Adviser for income based incentive fees. For the year ended December 31, 2019 the Company accrued capital gains incentive fees of $4.2 million, none of which was payable as of December 31, 2019 under the Investment Advisory Agreement. As of December 31, 2018, the Company did not accrue any capital gains incentive fee since there were cumulative net unrealized and realized losses as of such date.
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
For providing these services, the Company will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, information technology, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator has elected to forego any reimbursement for rent and other occupancy costs for the years ended December 31, 2019 and 2018.
For the years ended December 31, 2019 and 2018, the Company incurred $1.5 million and $0.4 million, respectively, under the Administration Agreement, which were recorded in administrative service fees in the Company’s Consolidated Statement of Operations. As of December 31, 2019 and December 31, 2018, $0.9 million and $0.4 million, respectively, was unpaid and included in due to affiliate in the Consolidated Statement of Assets and Liabilities.
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
For the years ended December 31, 2019 and 2018, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $0.9 million and $0.1 million, respectively, which were recorded in other general and administrative expenses in the Company’s Statement of Operations.
Expense Support and Conditional Reimbursement Agreement
On December 12, 2018, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain expenses of the Company on the Company’s behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.
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
The following table presents a summary of Expense Payments by quarter in which they occurred and the related Reimbursement Payments since the Company's commencement of operations:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
December 31, 2018	$1,696	$(800)	$896
March 31, 2019	570	—	570
Total	$2,266	$(800)	$1,466
For the years ended December 31, 2019 and 2018, the Company made Reimbursement Payments to the Adviser of $0.8 million and $0.0 million, respectively. The Company may or may not reimburse remaining expense support in the future.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2019			December 31, 2018
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$3,021,498	$3,046,101	98.50%	$542,395	$538,983	98.84%
Second lien debt	32,782	32,419	1.05	6,358	6,342	1.16
Equity Investments	13,487	13,920	0.45	—	—	—
Total	$3,067,767	$3,092,440	100.00%	$548,753	$545,325	100.00%

The industry composition of investments at fair value was as follows:

	December 31, 2019	December 31, 2018
Aerospace & Defense	—%	1.27%
Air Freight & Logistics	11.00	—
Building Products	12.23	9.46
Capital Markets	—	0.45
Chemicals	3.79	3.29
Commercial Services & Supplies	8.55	4.17
Construction & Engineering	4.44	2.13
Containers & Packaging	—	0.34
Distributors	18.51	4.64
Diversified Consumer Services	—	1.98
Diversified Financial Services	2.51	1.38
Diversified Telecommunication Services	—	0.88
Electronic Equipment, Instruments & Components	0.46	—
Energy Equipment & Services	2.60	3.96
Health Care Equipment & Supplies	1.78	7.29
Health Care Providers & Services	4.75	17.97
Health Care Technology	0.08	0.53
Hotels, Restaurants & Leisure	1.52	16.98
Industrial Conglomerates	1.01	—
Insurance	—	0.18
Interactive Media & Services	1.51	—
Internet & Direct Marketing Retail	1.35	—
IT Services	3.66	2.59
Machinery	1.63	0.88
Media	0.95	2.88
Oil, Gas & Consumable Fuels	4.81	0.35
Professional Services	1.76	1.31
Real Estate Management & Development	—	0.90
Software	3.03	6.24
Specialty Retail	6.07	1.66
Technology Hardware, Storage & Peripherals	1.06	—
Trading Companies & Distributors	0.21	2.18
Transportation Infrastructure	0.73	4.11
Total	100.00%	100.00%
The geographic composition of investments at cost and fair value was as follows:

	December 31, 2019
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,675,743	$2,698,272	87.25%	161.27%
Canada	261,911	263,704	8.53	15.76
Luxembourg	130,113	130,464	4.22	7.80
Total	$3,067,767	$3,092,440	100.00%	184.83%

	December 31, 2018
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$542,891	$539,541	98.94%	228.26%
United Kingdom	5,862	5,784	1.06	2.45
Total	$548,753	$545,325	100.00%	230.71%

As of December 31, 2019 and December 31, 2018, no loans in the portfolio were on non-accrual status.
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
The following table presents the fair value hierarchy of financial instruments:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$804,708	$2,241,393	$3,046,101
Second lien debt	—	32,419	—	32,419
Equity investments	—	—	13,920	13,920
Total	$—	$837,127	$2,255,313	$3,092,440

	December 31, 2018
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$210,858	$328,125	$538,983
Second lien debt	—	6,342	—	6,342
Total Investments	—	217,200	328,125	545,325
Forward purchase obligation	—	—	(222)	(222)
Total	$—	$217,200	$327,903	$545,103

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	For the Year Ended December 31, 2019
	First Lien Debt	Equity Investments	Total Investments	Forward Purchase Obligation
Fair value, beginning of period	$328,125	$—	$328,125	$(222)
Purchases of investments	2,134,729	13,487	2,148,216	—
Proceeds from principal repayments and sales of investments	(177,217)	—	(177,217)	—
Accretion of discount/amortization of premium	5,560	—	5,560	—
Net change in unrealized appreciation (depreciation)	11,780	433	12,213	222
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	(61,584)	—	(61,584)	—
Fair value, end of period	$2,241,393	$13,920	$2,255,313	$—
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2019 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$11,821	$433	$12,254	$—

	For the Year Ended December 31, 2018
	First Lien Debt	Equity Investments	Total Investments	Forward Purchase Obligation
Fair value, beginning of period	$—	$—	$—	$—
Purchases of investments	329,443	—	329,443	—
Proceeds from principal repayments and sales of investments	(256)	—	(256)	—
Accretion of discount/amortization of premium	63	—	63	—
Net change in unrealized appreciation (depreciation)	(1,125)	—	(1,125)	(222)
Fair value, end of period	$328,125	$—	$328,125	$(222)
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2018 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$(1,125)	$—	$(1,125)	$(222)
(1)For the year ended December 31, 2019, transfers into or out of Level 3 were primarily due to decreased or increased price transparency. There were no transfers into or out of Level 3 for the year ended December 31, 2018.
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2019
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$1,886,531	Yield analysis	Discount rate	7.68%	13.58%	8.39%
	354,862	Market Quotations	Broker quoted price	81.50	99.50	97.87
	2,241,393
Investments in equity	13,920	Market Approach	Performance multiple	6.15x	13.50x	10.18x
Total	$2,255,313

	December 31, 2018
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average
Investments in first lien debt	$232,818	Yield analysis	Discount rate	8.84%	9.90%	9.34%
	95,307	Market Quotations	Broker quoted price	92.50	99.75	96.91
	328,125
Forward purchase obligation (1)	(222)	Yield analysis	Discount rate	9.13%	9.13%	9.13%
Total	$327,903
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
Note 6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2019 and December 31, 2018, the Company’s asset coverage was 215.1% and 227.8%, respectively.
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
As of December 31, 2019, and December 31, 2018, the Company was in compliance with all covenants and other requirements of the Subscription Facility.
Jackson Hole Funding Facility
On November 16, 2018, BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), the Company’s wholly-owned subsidiary that holds primarily originated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended on February 6, 2019 and September 20, 2019 and as further amended from time to time, the “Jackson Hole Funding Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent, Citibank, N.A., serves as collateral agent and securities intermediary, Virtus Group, LP serves as collateral administrator and the Company serves as portfolio manager under the Jackson Hole Funding Facility.

Advances under the Jackson Hole Funding Facility bear interest at a per annum rate equal to the three-month LIBOR in effect, plus the applicable margin of 2.375% per annum. Effective January 16, 2019, Jackson Hole Funding pays a commitment fee of 0.60% per annum (or 0.375% per annum until March 20, 2020) on the average daily unused amount of the financing commitments until the third anniversary of the Jackson Hole Funding Facility.
The initial maximum commitment amount of the Jackson Hole Funding Facility was $300 million. Effective September 20, 2019, the maximum commitment amount of the Jackson Hole Funding Facility was increased to $600 million. The Jackson Hole Funding Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Jackson Hole Funding Facility to up to $900 million. Proceeds from borrowings under the Jackson Hole Funding Facility may be used to fund portfolio investments by Jackson Hole Funding and to make advances under delayed draw term loans where Jackson Hole Funding is a lender. The period during which Jackson Hole Funding may make borrowings under the Jackson Hole Funding Facility expires on November 16, 2021 and the Jackson Hole Funding Facility is scheduled to mature on May 16, 2023 (“Maturity Date”).
Jackson Hole Funding’s obligations to the lenders under the Jackson Hole Funding Facility are secured by a first priority security interest in Jackson Hole Funding’s portfolio of investments and cash. The obligations of Jackson Hole Funding under the Jackson Hole Funding Facility are non-recourse to the Company, and the Company’s exposure under the Jackson Hole Funding Facility is limited to the value of its investment in Jackson Hole Funding.
In connection with the Jackson Hole Funding Facility, Jackson Hole Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Jackson Hole Funding Facility contains customary events of default for similar financing transactions, including if a change of control of Jackson Hole Funding occurs or if the Company is no longer the portfolio manager of Jackson Hole Funding. Upon the occurrence and during the continuation of an event of default, JPM may declare the outstanding advances and all other obligations under the Jackson Hole Funding Facility immediately due and payable.
The occurrence of an event of default (as described above) or a market value event (as defined in the Jackson Hole Funding Facility) triggers a requirement that Jackson Hole Funding obtain the consent of JPM prior to entering into any sale or disposition with respect to portfolio assets, and the occurrence of a market value event triggers the right of JPM to direct Jackson Hole Funding to enter into sales or dispositions with respect to any portfolio assets, in each case in JPM’s sole discretion.
As of December 31, 2019 and December 31, 2018, the Company was in compliance with all covenants and other requirements of the Jackson Hole Funding Facility.
Breckenridge Funding Facility
On December 21, 2018, BGSL Breckenridge Funding LLC (“Breckenridge Funding”), the Company’s wholly-owned subsidiary that holds primarily syndicated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended on June 11, 2019, August 2, 2019 and September 27, 2019 and as further amended from time to time, the “Breckenridge Funding Facility”) with BNP Paribas (“BNP”). BNP serves as administrative agent, Wells Fargo Bank, National Association serves as collateral agent and the Company serves as servicer under the Breckenridge Funding Facility.
Advances under the Breckenridge Funding Facility bear interest at a per annum rate equal to the three-month LIBOR in effect, plus an applicable margin of 1.52% (or 1.25% prior to the collection period end date on June 3, 2019) to 2.15% per annum depending on the nature of the advances being requested under the facility. Effective December 11, 2019, Breckenridge Funding will also pay a commitment fee of 0.70% per annum if the unused facility amount is greater than 50% or 0.35% per annum if the unused facility amount is less than or equal to 50% and greater than 25% on the average daily unused amount of the financing commitments until the third anniversary of the Breckenridge Funding Facility.
The initial maximum commitment amount of the Breckenridge Funding Facility was $400 million. Effective June 11, 2019, the maximum commitment amount of the Breckenridge Funding Facility was increased to $575 million and effective September 27, 2019, the maximum commitment amount of the Breckenridge Funding Facility was increased to $875 million. Proceeds from borrowings under the Breckenridge Funding Facility may be used to fund portfolio investments by Breckenridge Funding and to make advances under delayed draw and revolving loans where Breckenridge Funding is a lender. The period during which Breckenridge Funding may make borrowings under the Breckenridge Funding Facility expires on December 21, 2021 (or such later date as may be agreed by Breckenridge Funding, BNP, as administrative agent, and the lenders under the Breckenridge Funding Facility) and the Breckenridge Funding Facility is scheduled to mature on December 21, 2023.

Breckenridge Funding’s obligations to the lenders under the Breckenridge Funding Facility are secured by a first priority security interest in all of Breckenridge Funding’s portfolio of investments and cash. The obligations of Breckenridge Funding under the Breckenridge Funding Facility are non-recourse to the Company, and the Company’s exposure under the Breckenridge Funding Facility is limited to the value of its investment in Breckenridge Funding.
In connection with the Breckenridge Funding Facility, Breckenridge Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Breckenridge Funding Facility contains customary events of default for similar financing transactions, including if a change of control of Breckenridge Funding occurs or if the Company is no longer the servicer of Breckenridge Funding. Upon the occurrence and during the continuation of an event of default, BNP may declare the outstanding advances and all other obligations under the Breckenridge Funding Facility immediately due and payable. The occurrence of an event of default (as described above) suspends the ability of Breckenridge Funding to acquire or sell additional assets.
As of December 31, 2019 and December 31, 2018, the Company was in compliance with all covenants and other requirements of the Breckenridge Funding Facility.
Big Sky Funding Facility
On December 10, 2019, BGSL Big Sky Funding LLC (“Big Sky Funding”), the Company’s wholly-owned subsidiary, entered into a senior secured revolving credit facility (the “Big Sky Funding Facility”) with Bank of America, N.A. (“Bank of America”). Bank of America serves as administrative agent, Wells Fargo Bank, N.A. serves as collateral administrator and the Company serves as manager under the Revolving Credit Facility.
Advances under the Big Sky Funding Facility bear interest at a per annum rate equal to the one-month or three-month London Interbank Offered Rate in effect, plus the applicable margin of 1.60% per annum. Big Sky Funding is required to utilize a minimum percentage of the financing commitments (the “Minimum Utilization Amount”), which amount increases in three-month intervals from 20% six months after the closing date of the Revolving Credit Facility to 80% 15 months after the closing date of the Revolving Credit Facility and thereafter. Unused amounts below the Minimum Utilization Amount accrue a fee at a rate of 1.60% per annum. In addition, Big Sky Funding will pay an unused fee of 0.45% per annum on the daily unused amount of the financing commitments in excess of the Minimum Utilization Amount, commencing three months after the closing date of the Big Sky Funding Facility.
The initial maximum commitment amount of the Big Sky Funding Facility is $400 million. The Big Sky Funding Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Big Sky Funding Facility to up to $500 million. Proceeds from borrowings under the Big Sky Funding Facility may be used to fund portfolio investments by Big Sky Funding and to make advances under revolving loans or delayed draw term loans where Big Sky Funding is a lender. All amounts outstanding under the Big Sky Funding Facility must be repaid by December 10, 2022.
Big Sky Funding's obligations to the lenders under the Big Sky Funding Facility are secured by a first priority security interest in all of Big Sky Funding's portfolio investments and cash. The obligations of Big Sky Funding under the Big Sky Funding Facility are non-recourse to the Company, and the Company’s exposure under the Big Sky Funding Facility is limited to the value of the Company’s investment in Big Sky Funding.
In connection with the Big Sky Funding Facility, Big Sky Funding has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The Revolving Credit Facility contains customary events of default for similar financing transactions, including if a change of control of SPV occurs. Upon the occurrence and during the continuation of an event of default, Bank of America may declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that SPV obtain the consent of Bank of America prior to entering into any sale or disposition with respect to portfolio investments.
As of December 31, 2019, the Company was in compliance with all covenants and other requirements of the Big Sky Funding Facility.
The Company’s outstanding debt obligations were as follows:

	December 31, 2019
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$400,000	$119,752	$119,752	$280,248	$280,248
Jackson Hole Funding Facility (3)	600,000	514,151	514,151	85,849	5,843
Breckenridge Funding Facility	875,000	820,311	820,311	54,689	10,769
Big Sky Funding Facility	400,000	—	—	400,000	25,481
Total	$2,275,000	$1,454,214	$1,454,214	$820,786	$322,341

	December 31, 2018
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$200,000	$—	$—	$200,000	$174,032
Jackson Hole Funding Facility (3)	300,000	120,000	120,000	180,000	22,966
Breckenridge Funding Facility	400,000	65,000	65,000	335,000	5,183
Total	$900,000	$185,000	$185,000	$715,000	$202,181
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2019, the Company had borrowings denominated in Euros (EUR) of 23.9 million. As of December 31, 2018, all borrowings outstanding were in USD.

As of December 31, 2019 and December 31, 2018, $5.3 million and $0.8 million, respectively, of interest expense and $0.2 million and $0.1 million, respectively, of unused commitment fees was included in interest payable. For the years ended December 31, 2019 and 2018, the weighted average interest rate on all borrowings outstanding was 4.36% and 5.42% (including unused fees), respectively, and the average principal debt outstanding was $776.6 million and $162.0 million, respectively.
The components of interest expense were as follows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Borrowing interest expense	$32,859	$935
Facility unused fees	1,007	89
Amortization of financing costs	1,565	327
Total Interest Expense	$35,431	$1,351
Cash paid for interest expense	$28,946	$105

Note 7. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements.  As of December 31, 2019 and December 31, 2018 we had nine and five delayed draw terms loans, respectively, with an aggregate of $179.4 million and $54.7 million of unfunded commitments, respectively.
Warehousing Transactions
The Company entered into two warehousing transactions whereby the Company agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with the Adviser. Such warehousing transactions were designed to assist the Company in deploying capital upon receipt of drawdown proceeds. One of these warehousing transactions related primarily to originated or anchor investments in middle market loans (the “Middle Market Warehouse”).  The other warehouse related primarily to broadly syndicated loans (the “Syndicated Warehouse” and, together with the Middle Market Warehouse, the “Warehousing Transactions”) prior to the acquisition of the equity interests of the Syndicated Warehouse by the Company and merger of the Syndicated Warehouse with the Company’s wholly-owned subsidiary, as described below. Both the Middle Market Warehouse and the Syndicated Warehouse have been terminated.
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
Since the Company had a contractual obligation to acquire all qualifying assets in the Middle Market Warehouse through a forward purchase agreement, the mark-to-market gain/loss of all investments was recognized in the Company’s consolidated financial statements. The Company did not, however, have any direct interest in the underlying assets nor did it have the power to control the activities most significant to the economic performance of the Middle Market Warehouse, and therefore, such assets were not included in the Company’s consolidated financial statements. This gain/loss amount is calculated as the difference between (1) the current purchase price the Company would be obligated to pay to purchase each asset under the forward purchase agreement and (2) the current fair value as determined by the Company’s valuation policy. As of December 31, 2019 and December 31, 2018, the Company had a total unrealized loss of $0.0 million and $0.2 million, respectively, relating to this forward purchase obligation.
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
The Company exercised their rights to acquire the equity interests of the Syndicated Warehouse on December 11, 2018, at which time the assets and liabilities of the warehouse started to be included in the Company’s consolidated financial statements for a total purchase price of $24.9 million.  For the year ended December 31, 2018, the Company recorded a loss $0.6 million, which represented the excess of total consideration paid for the equity interests over the fair value of the net assets of the Syndicated Warehouse we assumed on the date of acquisition.
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
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2019 and December 31, 2018, management is not aware of any pending or threatened litigation.
Note 8. Net Assets
Subscriptions and Drawdowns
In connection with its formation, the Company has the authority to issue an unlimited number of shares at $0.001 per share par value.
For the years ended December 31, 2019 and 2018, the Company entered into subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of December 31, 2019, the Company had received Capital Commitments totaling $3,230.6 million ($1,597.6 million remaining undrawn), of which $74.5 million ($36.7 million remaining undrawn) were from affiliates of the Adviser. As of December 31, 2018, the Company had received Capital Commitments totaling $952.2 million ($712.9 million remaining undrawn), of which $15.0 million ($6.9 million remaining undrawn) were from affiliates of the Adviser.
The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2019 (dollars in millions):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
January 24, 2019	5,666,095	$142.1
March 28, 2019	9,818,817	247.5
June 27, 2019	12,453,261	319.7
August 9, 2019	1,401,367	36.1
September 25, 2019	14,686,050	377.3
December 16, 2019 (1)	10,474,169	271.1
Total	54,499,759	$1,393.8
(1)On December 2, 2019, the Company issued a capital call and delivered capital drawdown notices totaling $271.1 million, of which $5.9 million was received subsequent to December 31, 2019 and recorded as a subscription receivable on the Consolidated Statements of Assets and Liabilities.
The following table summarizes the total shares issued and proceeds received related to the Company’s initial capitalization and capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2018 (dollars in millions):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
September 14, 2018	60	$—
November 20, 2018	5,671,181	141.8
December 13, 2018	3,950,078	97.5
Total	9,621,319	$239.3
Distributions
The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2019 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
January 22, 2019	January 23, 2019	May 15, 2019	$0.1239	$1,192
February 28, 2019	March 27, 2019	May 15, 2019	0.3536	5,406
March 26, 2019	March 31, 2019	May 15, 2019	0.0225	565
June 26, 2019	June 26, 2019	August 14, 2019	0.4780	12,010
June 26, 2019	June 30, 2019	August 14, 2019	0.0220	827
August 8, 2019	August 8, 2019	November 14, 2019	0.2120	7,967
September 24, 2019	September 24, 2019	November 14, 2019	0.2554	9,973
September 24, 2019	September 30, 2019	November 14, 2019	0.0326	1,752
December 13, 2019	December 15, 2019	January 30, 2020	0.4130	22,226
December 16, 2019	December 31, 2019	January 30, 2020	0.0870	5,593
Total distributions			$2.0000	$67,511
For the year ended December 31, 2018, no distributions were declared or paid by the Company.
Dividend Reinvestment
The Company has adopted a dividend reinvestment plan ("DRIP"), pursuant to which it reinvests all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash. As a result, if the Board and the Company declares, a cash dividend or other distribution, then the Company’s shareholders who have not opted out of its dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places. A participating shareholder will receive an amount of shares equal to the amount of the distribution on that participant’s shares divided by the most recent quarter-end NAV per share that is available on the date such distribution was paid (unless the Board determines to use the NAV per share as of another time). Shareholders who receive distributions in the form of shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, since their cash distributions will be reinvested, those shareholders will not receive cash with which to pay any applicable taxes. The Company intends to use newly issued shares to implement the plan. Shares issued under the dividend reinvestment plan will not reduce outstanding Capital Commitments.
Pursuant to the Company’s dividend reinvestment plan, the following table summarize the amounts received and shares issued to shareholders who have not opted out of the Company’s dividend reinvestment plan during the year ended December 31, 2019 (dollars in thousands except per share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
May 15, 2019	$519	20,605
August 14, 2019	1,748	68,165
November 14, 2019	2,051	79,894
Total	$4,318	168,664
For the year ended December 31, 2018, no distributions were declared or paid by the Company.
Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Net increase (decrease) in net assets resulting from operations	$106,206	$(2,944)
Weighted average shares outstanding (basic and diluted)	33,858,642	7,458,181
Earnings (loss) per common share (basic and diluted)	$3.14	$(0.39)

Note 10. Income Taxes
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) income or loss recognition on exited investments; (3) non-deductible U.S federal excise taxes; and (4) other non-deductible expenses.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the years ended December 31, 2019 and 2018, permanent differences were as follows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Undistributed net investment income (loss)	$(732)	$43
Accumulated net realized gain (loss)	2,067	9
Paid In Capital	$(1,335)	$(52)
During the years ended December 31, 2019 and 2018, permanent differences were principally related to $0.5 million and $0.1 million, respectively, of U.S. federal excise taxes and $0.5 million and $0.0 million, respectively, of non-deductible offering costs.
The following reconciles the increase in net assets resulting from operations to taxable income for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31, 2019 (1)	For the Year Ended December 31, 2018
Net increase (decrease) in net assets resulting from operations	$106,206	$(2,944)
Net unrealized (appreciation) depreciation	(28,329)	3,650
Realized losses for tax not included in book income	(511)	581
Nondeductible capital gains incentive fee	4,218	—
Other nondeductible expenses and excise taxes	1,335	52
Taxable/distributable income	$82,919	$1,339
(1)Tax information for the fiscal year ended December 31, 2019 is estimated and is not considered final until the Company files its tax return.

The components of accumulated gains / losses as calculated on a tax basis for the years ended December 31, 2019 and 2018 are as follows:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Distributable ordinary income	$16,748	$1,339
Other temporary book/tax differences	(4,212)	—
Net unrealized appreciation/(depreciation) on investments	24,603	(4,231)
Total accumulated under-distributed (over-distributed) earnings	$37,139	$(2,892)

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2019 and December 31, 2018 were as follows:

	December 31, 2019	December 31, 2018
Gross unrealized appreciation	$35,465	$953
Gross unrealized depreciation	(10,862)	(4,962)
Net unrealized appreciation (depreciation)	$24,603	$(4,009)

Tax cost of investments	$3,067,837	$549,334

All of the dividends declared during the year ended December 31, 2019 were derived from ordinary income, as determined on a tax basis. During the year ended December 31, 2018, no distributions were declared or paid by the Company.

BGSL Investments, a wholly owned subsidiary that was formed in 2019, is a Delaware LLC which has elected to be treated as a corporation for U.S. tax purposes. As such, BGSL Investments is subject to U.S. Federal, state and local taxes. For the Company's tax year ended December 31, 2019, BGSL Investments activity did not result in a material provision for income taxes.

Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

Note 11. Financial Highlights
The following are the financial highlights for the years ended December 31, 2019 and 2018:

	For the Year End December 31, 2019	For the Year Ended December 31, 2018
Per Share Data:
Net asset value, beginning of period	$24.57	$25.00
Net investment income (1)	2.18	0.17
Net unrealized and realized gain (loss) (2)	1.27	(0.60)
Net increase (decrease) in net assets resulting from operations	3.45	(0.43)
Distributions declared (3)	(2.00)	—
Total increase (decrease) in net assets	1.45	(0.43)
Net asset value, end of period	$26.02	$24.57
Shares outstanding, end of period	64,289,742	9,621,319
Total return based on NAV (4)	14.43%	(1.72)%
Ratios:
Ratio of net expenses to average net assets (5)	8.50%	8.89%
Ratio of net investment income to average net assets (5)	8.46%	6.07%
Portfolio turnover rate	31.49%	—%
Supplemental Data:
Net assets, end of period	1,673,117	236,365
Total capital commitments, end of period	3,230,641	952,234
Ratios of total contributed capital to total committed capital, end of period	50.55%	25.13%
Asset coverage ratio	215.1%	227.8%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the years ended December 31, 2019 and 2018, the amount shown does not correspond with the aggregate amount for the period as it includes a $0.31 and ($0.03) impact, respectively, from the effect of the timing of capital transactions.
(3)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 8).
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company's dividend reinvestment plan) divided by the beginning NAV per share.
(5)For the year ended December 31, 2018, amounts are annualized except for organizational costs and expense support amounts relating to organizational costs. For the years ended December 31, 2019 and 2018, the ratio of total operating expenses to average net assets was 8.47% and 14.09%, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) by the Adviser which represented (0.03)% and 5.20%, respectively, of average net assets.
Note 12. Selected Quarterly Financial Data (Unaudited)

	As of and For the Three Months Ended
	Q4 2019	Q3 2019	Q2 2019	Q1 2019	Q4 2018 (1)
Total investment income	$64,580	$38,590	$29,639	$15,239	$3,174
Net expenses	30,957	17,480	16,625	8,667	1,835
Net investment income before excise tax	33,623	21,110	13,014	6,572	1,339
Excise tax expense	465	—	—	—	52
Net investment income after excise tax	33,158	21,110	13,014	6,572	1,287
Net realized and unrealized gain (loss)	15,994	(1,623)	10,584	7,397	(4,231)
Net increase (decrease) in net assets resulting from operations	49,152	19,487	23,598	13,969	(2,944)
NAV per share	26.02	25.66	25.64	25.20	24.57
Net investment income per share (basic and diluted)	$0.60	$0.54	$0.51	$0.46	$0.17
Earnings (loss) per share (basic and diluted)	$0.88	$0.49	$0.92	$0.98	$(0.39)
(1)Q4 represents the period from November 20, 2018 (commencement of operations) to December 31, 2018.
Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements.  There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of December 31, 2019, except as discussed below.
In January 2020, the Company received the remaining outstanding amount of $5.9 million related to the capital call issued on December 2, 2019.
On January 15, 2020, the Company issued a capital call notice to call $440.9 million of capital commitments. Proceeds from the capital call were received and the related issuance of approximately 16.9 million shares occurred on January 30, 2020.
On January 29, 2020, the Board declared a distribution of $0.1593 per share, which is payable on May 15, 2020 to shareholders of record as of January 29, 2020.
On February 26, 2020, the Board declared a distribution of $0.3407 per share, which is payable on May 15, 2020 to shareholders of record as of March 31, 2020.

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
(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
(c) Changes in Internal Controls Over Financial Reporting
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
Interested Trustees
Bennett J. Goodman, Trustee and Chairman of the Board of Trustees. Mr. Goodman is Chairman of the Board of the Company, a Co-Founder of GSO and a Senior Advisor of Blackstone. Since joining Blackstone in 2008, Mr. Goodman has focused on the management of GSO, which is Blackstone’s credit investment platform with over $124 billion of assets under management in various direct lending strategies, leveraged loan vehicles and distressed investment funds. Before co-founding

GSO in 2005, Mr. Goodman was the Managing Partner of the Alternative Capital Division of Credit Suisse. Mr. Goodman joined Credit Suisse in November 2000 when they acquired Donaldson, Lufkin & Jenrette (“DLJ”) where he was Global Head of Leveraged Finance. Mr. Goodman joined DLJ in February of 1988 as the founder of the High Yield Capital Markets Group. Prior to joining DLJ, Mr. Goodman worked in the high yield business at Drexel Burnham Lambert from 1984 to 1988. He currently sits on the board of Lincoln Center, the Whitney Museum and the Central Park Conservancy. He received Institutional Investor’s 2012 Money Manager of The Year Award and the 2004 Lifetime Achievement Award from Euromoney Magazine for his career achievements in the global capital markets. Mr. Goodman graduated from Lafayette College and the Harvard Business School.
Daniel H. Smith, Jr., Senior Managing Director of Blackstone and Head of Liquid Credit Strategies.  Mr. Smith is a Trustee of the Company, a Senior Managing Director of Blackstone and is Head of Liquid Credit Strategies unit, which includes various commingled credit funds, permanent capital vehicles, CLOs, closed-end funds and leveraged and unleveraged separately managed accounts (SMAs). Additional responsibilities include serving as Chairman and Chief Executive Officer of the closed-end investment companies managed by the unit. Mr. Smith joined GSO from the Royal Bank of Canada in July 2005 where he was a Managing Partner and Co-Head of RBC Capital Market’s Alternative Investments Unit. Mr. Smith joined RBC in 2001 from Indosuez Capital, a division of Crédit Agricole Indosuez, where he was a Co-Head and Managing Director overseeing the firm’s debt investments business and merchant banking activities. Prior to Indosuez Capital, Mr. Smith was a Principal at Frye-Louis Capital Management in Chicago. He began his career in investment management in 1987 at Van Kampen American Capital (f/k/a Van Kampen Merritt), a mutual fund company in Chicago where he held a variety of positions including Co-Head of the firm’s high-yield investment group and head of the firm’s equity fund complex.  Mr. Smith received a B.S. in Petroleum Engineering from the University of Southern California and a Masters in Management from the J.L. Kellogg Graduate School of Management at Northwestern University.
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
Independent Trustees
Robert Bass. Mr. Bass has served on the board of Groupon, Inc. since June 2012 and is currently the Chairman of the audit committee. He served as a Vice Chairman of Deloitte & Touche LLP from 2006 through June 2012, and was a partner in Deloitte from 1982 through June 2012, where he specialized in e-commerce, mergers and acquisitions, SEC filings and related issues. At Deloitte, Mr. Bass was responsible for all services provided to Forstmann Little and its portfolio companies and was the advisory partner for Blackstone, DIRECTV, 24 Hour Fitness, McKesson, IMG and CSC. In addition, he has been an advisory partner for RR Donnelley, Automatic Data Processing, Community Health Systems, and Avis Budget. Mr. Bass served on the board of directors of Sims Metal Management (ASX: SGM.AX) and as a member of the risk and audit committee from September 2013 to January 1, 2019, including as Chairman of the risk and audit committee since November 2014, the board of directors and as a member of the audit committee of Apex Tool Group, LLC since December 2014, including as Chairman of the audit committee since April 2015, the board of directors and as Chairman of the audit committee of New Page Corporation from January 2013 (emergence from chapter XI) to January 2015 (sale of the company), and the board of directors and as Chairman of the audit committee of Redfin Corporation (NASDAQ: RDFN) since October 2016. Mr. Bass is a certified public accountant licensed in New York and Connecticut. He is a member of the American Institute of Certified Public Accountants and the Connecticut State Society of Certified Public Accountants. Mr. Bass brings to the Board a wealth of experience and knowledge of public company financial reporting and accounting, including with respect to companies in the e-commerce sector, and his experience at the highest levels of a Big Four accounting firm is an invaluable resource to the Board in its oversight of the Company’s SEC filings, all of which make him well qualified to serve on our Board.
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
Robert L. Harteveldt. Mr. Harteveldt is the Founder and President of Veracity Advisors, LLC (“Veracity”). Mr. Harteveldt founded Veracity in 2019. Veracity advises small businesses seeking to raise equity and debt financing. Prior to Founding Veracity, Mr. Harteveldt was CEO of Trishield Capital Management (“Trishield”), a deep-value, event-driven hedge fund focused primarily on small and mid-cap domestic companies, investing in both credit and equity. Trishield was named the number one performing Event Driven Fund by BarclayHedge for the three years ending in 2014. Mr. Harteveldt joined Trishield in 2013. Prior to joining Trishield, Mr. Harteveldt worked at Jefferies LLC (“Jefferies”) from 2008 to 2013. At Jefferies, Mr. Harteveldt was Co-Head of Global Fixed Income, Global Head of Leveraged Finance Investment Banking and a member of the firm’s Executive Committee. Prior to joining Jefferies, Mr. Harteveldt worked at Bear Stearns & Co., Inc. from 1984 until 2008, where Mr. Harteveldt was Co-Head of Leveraged Finance Sales & Trading. Prior to moving into the Fixed Income Department at Bear Stearns, Mr. Harteveldt worked in its Mergers and Acquisitions and Corporate Finance Departments. Mr. Harteveldt holds an A.B. in History from Dartmouth College, where he currently serves on the Board of Overseers for the Hood Museum of Art. Mr. Harteveldt currently serves on the Board of the Greenwich Country Day School and Airelle Skincare LLC. Mr. Harteveldt is a former Trustee of Choate Rosemary Hall and served on the Board of Directors of the Boys and Girls Club of Greenwich. Mr. Harteveldt has held numerous management positions and his broad experiences in the financial services sector provide him with skills and valuable insight in handling complex financial transactions and issues, all of which make him well qualified to serve on our Board. Mr. Harteveldt, directly or through one or more investment vehicles, is a limited partner in GSO Capital Solutions Fund II LP, Blackstone Real Estate Partners VII, LP and Blackstone Real Estate Debt Strategies III, L.P., funds managed by affiliates of the Adviser.
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
Executive Officers Who Are Not Trustees
Beth Chartoff, Senior Managing Director and Head of Investor Relations and Business Development. Ms. Chartoff is the Public Relations Officer of the Company, a Senior Managing Director of Blackstone and Head of Investor Relations and Business Development at GSO. Before joining GSO in 2005, Ms. Chartoff worked as a Director in Investment Banking at Banc of America Securities in the Financial Sponsors Group. Prior to working at Banc of America Securities, Ms. Chartoff was in the investment banking groups of Credit Suisse and DLJ. Ms. Chartoff worked on a variety of financing, M&A and restructuring transactions in the consumer & retail and media & telecommunications industries. Ms. Chartoff received a B.A. in Economics from Cornell University and an M.B.A. from the Wharton School of the University of Pennsylvania. She is Head of the Blackstone Women’s Initiative, focused on the recruitment, retention and advancement of women at the firm. In addition, Ms. Chartoff serves as a member of the Executive Committee of American Ballet Theatre’s Board of Governing Trustees.

Stephan Kuppenheimer, Senior Managing Director. Mr. Kuppenheimer is the Chief Financial Officer of the Company and a Senior Managing Director of Blackstone. Mr. Kuppenheimer is a member of GSO’s Performing Credit Group focused on direct lending and capital markets activities. Mr. Kuppenheimer is also a member of the investment committee for certain GSO direct lending funds. Before joining GSO in 2015, he was a Senior Managing Director at Stifel Financial where he served as Head of Principal Investing and Head of Debt Capital Markets from 2010 to 2015. In addition, as part of his responsibilities at Stifel, Mr. Kuppenheimer served as a member of the board of directors of CM Finance Inc. a publicly listed BDC. Prior to Stifel, Mr. Kuppenheimer was founder and CEO of FSI Capital, an alternative asset management company focused on U.S. credit products. Previously, Mr. Kuppenheimer was head of CLOs, structured funds and new products for Merrill Lynch. Mr. Kuppenheimer received a J.D., with Distinction, from Emory University School of Law and a B.A. from Colgate University with Honors in Philosophy.

Marisa J. Beeney, Senior Managing Director, General Counsel of GSO. Ms. Beeney is a Senior Managing Director of Blackstone and the Chief Compliance Officer, Chief Legal Officer and Secretary of the Company. Ms. Beeney has been with GSO since 2007. Prior to her role as General Counsel, Ms. Beeney worked on a variety of legal matters within GSO, overseeing certain legal and compliance issues and also focusing on the leverage facilities of the GSO funds, new business initiatives, fund structuring and related issues for fund investments. Ms. Beeney also serves as Chief Compliance Officer, Chief Legal Officer and Secretary of certain GSO-advised registered closed-end funds. Before joining GSO, Ms. Beeney was an attorney at DLA Piper within the finance group. Prior to that time, she worked at Latham & Watkins primarily on project finance and development transactions, as well as other structured credit products. Ms. Beeney holds a B.S. in Engineering from Cornell University, and a J.D., magna cum laude, from Boston University.
Robert W. Busch, Senior Vice President. Mr. Busch is the Chief Accounting Officer and Treasurer of the Company and a Senior Vice President with Blackstone. Mr. Busch joined GSO in 2018. Mr. Busch worked previously at Fifth Street Asset Management from 2012 to 2018, where he was Senior Vice President Finance and served as Controller of the firm’s two publicly traded business development companies and publicly traded alternative asset manager. Prior to that, Mr. Busch was an Audit Manager at Deloitte & Touche LLP serving clients in various industries including alternative asset management and real estate. Mr. Busch is a Certified Public Accountant in the state of New York and received a Bachelor’s Degree in Business Administration with a concentration in Accounting from Boston University’s Questrom School of Business where he graduated cum laude.
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
Nominating and Governance Committee
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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the 1934 Act requires our executive officers, members of our Board, and persons who own more than ten percent of our shares to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us, we believe that, with respect to the fiscal year ended December 31, 2019, such persons complied with all such filing requirements.
Dollar Range of Equity Securities Beneficially Owned by Directors
The following table sets forth the dollar range of equity securities of the Company beneficially owned by each trustee of February 21, 2020:

	Dollar Range of Equity Securities in the Company (1)(2)	Dollar Range of Equity Securities in the Fund Complex (1)(2)(3)
Interested Trustees
Bennett Goodman	None	None
Daniel H. Smith, Jr.	None	over $100,000
Brad Marshall	None	None
Independent Trustees
Robert Bass	$50,001 – $100,000	$50,001 – $100,000
Tracy Collins	None	None
Robert Harteveldt	None	None
Thomas Joyce	over $100,000	over $100,000
(1)Dollar ranges are as follows: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or over $100,000.
(2)Dollar ranges were determined using the number of shares that are beneficially owned as of February 27, 2020, multiplied by the Company’s net asset value per share as of December 31, 2019.
(3)The "Fund Complex" consists of the Company, the GSO Closed-End Funds (Blackstone / GSO Senior Floating Rate Term Fund, Blackstone / GSO Long Short Credit Income Fund, Blackstone / GSO Strategic Credit Fund and Blackstone / GSO Floating Rate Enhanced Income Fund), as well as the Blackstone Real Estate Income Funds (Blackstone Real Estate Income Fund, Blackstone Real Estate Income Fund II and Blackstone Real Estate Income Master Fund), the Blackstone Alternative Alpha Funds (Blackstone Alternative Alpha Fund, Blackstone Alternative Alpha Fund II and Blackstone Alternative Alpha Master Fund) and Blackstone Alternative Multi-Strategy Fund.

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
Trustee Compensation
No compensation is paid to our trustees who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act.  We pay each independent trustee: (i) $75,000 ($100,000 after an Exchange Listing) per year (prorated for any partial year), (ii) $2,500 for each regular meeting of the Board attended, (iii) $1,000 for each committee meeting attended (in addition to regular meeting fees to the extent committees meet on regular meeting dates) and (iv) an additional fee of $7,500 ($10,000 after an Exchange Listing) per year for the chairman of the Audit Committee. We are also authorized to pay the reasonable out-

of-pocket expenses of each independent trustee incurred by such trustee in connection with the fulfillment of his or her duties as an independent trustee.

	Total Compensation earned from the Company for Fiscal Year 2019 (3)	Total Compensation earned from Fund Complex for Fiscal Year 2019 (4)
Interested Trustees
Bennett Goodman (1)	$—	$—
Daniel H. Smith, Jr. (1)	$—	$—
Brad Marshall (1)	$—	$—
Independent Trustees
Robert Bass (2)	$114,000	$114,000
Tracy Collins	$109,000	$109,000
Robert Harteveldt	$105,500	$105,500
Thomas Joyce	$102,000	$102,000
(1)These are interested trustees and, as such, do not receive compensation from the Company or the Fund Complex for their services as trustees.
(2)Includes compensation as chairman of Audit Committee.
(3)The Company does not have a profit-sharing plan, and trustees do not receive any pension or retirement benefits from the Company.
(4)The GSO Closed-End Funds, the Blackstone Real Estate Income Funds, the Blackstone Alternative Alpha Funds and Blackstone Alternative Multi Strategy Fund do not pay compensation to the trustees of the Company.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth, as of February 21, 2020, the beneficial ownership of each current trustee, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 81,234,495 shares outstanding as of February 21, 2020.
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

	Type of Ownership	Number of Shares Owned	Percentage
Interested Trustees
Bennett Goodman	—	—	—
Daniel H. Smith, Jr.	—	—	—
Brad Marshall	—	—	—
Independent Trustees
Robert Bass	Record/Beneficial	2,615	(1)
Tracy Collins	—	—	—
Robert Harteveldt	—	—	—
Thomas Joyce	Record/Beneficial	12,768	(1)
Executive Officers Who Are Not Directors
Stephan Kuppenheimer	—	—	—
Robert W. Busch	—	—	—
Beth Chartoff	—	—	—
Marisa J. Beeney	—	—	—
All Trustees and Executive Officers as a Group (11 persons)		15,383	(1)
Five-Percent Shareholder
Universities Superannuation Scheme	Record/Beneficial	7,545,151	9.3%
(1)Amounts round to less than 1%
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Transactions with Related Persons
Investment Advisory Agreement; Administration Agreement
We have entered into the Investment Advisory Agreement with the Adviser pursuant to which we pay the Adviser a management fee at an annual rate of (i) prior to an Exchange Listing, 0.75%, and (ii) following an Exchange Listing, 1.0%, in each case of the average value of our gross assets at the end of the two most recently completed calendar quarters, and a two-part incentive fee based on (i) the amount by which our pre-incentive fee net investment income returns exceed a certain “hurdle rate” and (ii) our capital gains. In addition, pursuant to the Investment Advisory Agreement and the Administration Agreement, we will reimburse the Adviser and Administrator for certain expenses as they occur. See “Item 1. Business—Investment Advisory Agreement,” “Item 1. Business—Administration Agreement,” and “Item 1. Business—Payment of Our Expenses under the Investment Advisory and Administration Agreements.” Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board, including a majority of independent trustees, or by the holders of a majority of our outstanding voting securities.
For the years ended December 31, 2019 and 2018, base management fees were $12.6 million and $0.3 million respectively. As of December 31, 2019 and December 31, 2018, $5.0 million and $0.3 million, respectively, was payable to the Adviser relating to management fees.
For the years ended December 31, 2019 and 2018, the Company accrued income based incentive fees of $13.8 million and $0.0 million, respectively. As of December 31, 2019 and December 31, 2018, $6.3 million and $0.0 million, respectively was payable to the Adviser for income based incentive fees. For the year ended December 31, 2019 the Company accrued capital gains incentive fees of $4.2 million, none of which was payable as of December 31, 2019 under the Investment Advisory Agreement. As of December 31, 2018, the Company did not accrue any capital gains incentive fee since there were cumulative net unrealized and realized losses as of such date.

For the years ended December 31, 2019 and 2018, the Company incurred $1.5 million and $0.4 million, respectively, under the Administration Agreement which were recorded in administrative service fees in the Company’s Consolidated Statement of Operations. As of December 31, 2019 and December 31, 2018, $0.9 million and $0.4 million, respectively, was unpaid and included in due to affiliate in the Consolidated Statement of Assets and Liabilities.
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
Transactions with Promoters and Certain Control Persons
The Adviser may be deemed a promoter of the Company. We have entered into the Investment Advisory Agreement with the Adviser and the Administration Agreement with the Administrator. The Adviser, for its services to us, are entitled to receive management fees and incentive fees in addition to the reimbursement of certain expenses. The Administrator, for its services to us, are entitled to receive reimbursement of certain expenses. In addition, under the Investment Advisory Agreement and Administration Agreement, to the extent permitted by applicable law and in the discretion of our Board, we have indemnified the Adviser and the Administrator and certain of their affiliates. See “Item 1. Business.”
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
Item 14. Principal Accounting Fees and Services.
Audit Fees
The aggregate audit fees billed by Deloitte & Touche LLP for the years ended December 31, 2019 and 2018 were $425,000 and $50,000, respectively.
Fees included in the audit fees category are those associated with the seed and annual audit of the Company’s financial statements and services that are normally provided in connection with statutory and regulatory filings.
Audit-Related Fees
No audit-related fees were billed by Deloitte & Touche LLP for the years ended December 31, 2019 and 2018.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
No audit related fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2019 and 2018.
Tax Fees
No tax fees were billed by Deloitte & Touche LLP for services rendered to the Company for professional tax services for the years ended December 31, 2019 and 2018.
Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns.
No tax fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2019 and 2018.
All Other Fees
No fees were billed by Deloitte & Touche LLP for products and services provided to the Company, other than the services reported in “Audit Fees” above, for the years ended December 31, 2019 and 2018.
No fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2019 and 2018.
Aggregate Non-Audit Fees
No non-audit fees were billed to the Adviser and service affiliates by Deloitte & Touche LLP for non-audit services for the years ended December 31, 2019 and 2018. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.
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
Annual Approval
On an annual basis, at the time of the appointment of our independent auditor and such other times as determined by the Audit Committee, the Audit Committee will consider and approve the services (including audit, audit-related, tax and all other services) that the Independent Auditor may initiate. The term of any pre-approval is 12 months from the date of the pre-approval or until the next annual Independent Auditor services engagement is pre-approved, whichever is later, unless the Audit Committee specifically provides for a different period. Summary descriptions of the types of services the Audit Committee believes are appropriate for annual approval are provided under the Policy. In addition, in connection with the annual pre-

approval of services, the Audit Committee will supplementally review and approve a detailed presentation that sets forth the types of audit, audit-related, tax and other services proposed to be provided by the Independent Auditor, which shall include estimates of the fees for such services (the “Services Proposal”). The Audit Committee may periodically revise the list of pre-approved services based on subsequent determinations.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this annual report:
(1)Financial Statements – Financial statements are included in Item 8. See the Index to the consolidated financial statements on page 100 of this annual report on Form 10-K.
(2)Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements.
(3)Exhibits – The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference
Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits

3.1	Third Amended and Restated Agreement and Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 19, 2019).

3.2	Bylaws, dated July 31, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on October 1, 2018).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on October 1, 2018).

4.2
Registration Rights Agreement between the Company and Universities Superannuation Scheme Limited, dated November 20, 2018 (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K filed on March 18, 2019).

4.3	Description of Common Shares of Beneficial Interest*

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

10.3
Custodian Agreement between the Company and State Street Bank and Trust Company, dated October 1, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 18, 2019).

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

10.6
Revolving Credit Agreement between the Company, Bank of America, N.A. and the other lender parties thereto, dated November 6, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2018).

10.6.1
First Amendment to Revolving Credit Agreement between the Company, Bank of America, N.A. and the other lender parties thereto, dated September 16, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2019).

Exhibit Number	Description of Exhibits

10.7
Loan and Security Agreement between BGSL Jackson Hole Funding LLC, the Company, the lenders party thereto, Citibank, N.A., Virtus Group, LP and JPMorgan Chase Bank, National Association, dated November 16, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 21, 2018).

10.7.1
First Amendment to Loan and Security Agreement between BGSL Jackson Hole Funding LLC, the Company, the lenders party thereto, Citibank, N.A., Virtus Group, LP and JPMorgan Chase Bank, National Association, dated February 6, 2019 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on March 18, 2019).

10.7.2
Commitment Increase Request and Second Amendment to Loan and Security Agreement between BGSL Jackson Hole Funding LLC, the Company, the lenders party thereto, Citibank, N.A., Virtus Group, LP and JPMorgan Chase Bank, National Association, dated September 20, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2019).

10.8	Expense Support and Conditional Reimbursement Agreement, dated December 12, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2018).

10.9	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 18, 2018).

10.10
Revolving Credit Facility between BGSL Breckenridge Funding LLC , the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated December 21, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018).

10.10.1
First Amendment to the Revolving Credit Agreement between BGSL Breckenridge Funding LLC, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated June 11, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2019).

10.10.2
Second Amendment to the Revolving Credit Agreement between BGSL Breckenridge Funding LLC, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated August 2, 2019.*

10.10.3
Third Amendment to the Revolving Credit Agreement between BGSL Breckenridge Funding LLC, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated September 27, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2019).

10.11
Credit Agreement among BGSL Big Sky Funding LLC, the lender parties hereto, Bank of America, N.A., BOFA Securities, Inc., the Company and Wells Fargo Bank, National Association, dated December 10, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2019).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed on March 18, 2019).

21.1	Subsidiaries*

Exhibit Number	Description of Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_________________________
* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blackstone / GSO Secured Lending Fund

Date: February 27, 2020	By:	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on February 27, 2020.

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