Form 10-Q
period 2020-03-31
Blackstone / GSO Secured Lending Fund
filed 2020-05-08
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒
The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of May 6, 2020 was 96,131,545.

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
•general economic and political trends and other external factors, including the current ("COVID-19 ") pandemic;
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
•our use of financial leverage;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of this Form 10-Q. These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934 Act, as amended (the “1934 Act”).

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Blackstone / GSO Secured Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (cost of $3,970,044 and $3,067,767 at March 31, 2020 and December 31, 2019, respectively)	$3,635,305	$3,092,440
Cash and cash equivalents	105,999	65,495
Interest receivable from non-controlled/non-affiliated investments	15,075	16,990
Deferred financing costs	4,629	5,172
Deferred offering costs	454	760
Receivable for investments sold	20,625	2,726
Subscription Receivable	—	5,942
Other assets	369	582
Total assets	$3,782,456	$3,190,107
LIABILITIES
Debt	$1,794,120	$1,454,214
Payable for investments purchased	155,926	10,086
Due to affiliates	2,110	2,007
Management fees payable	6,537	5,045
Income based incentive fee payable	8,268	6,345
Capital gains incentive fee payable	—	4,218
Interest payable	5,205	5,496
Distribution payable (Note 8)	37,929	27,827
Accrued expenses and other liabilities	900	1,752
Total liabilities	2,010,995	1,516,990
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, $0.001 par value (unlimited shares authorized; 81,267,027 and 64,289,742 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	81	64
Additional paid in capital	2,079,631	1,635,915
Subscribed but unissued shares (Note 8)	324,046	—
Subscriptions receivable (Note 8)	(324,046)	—
Distributable earnings (loss)	(308,251)	37,138
Total net assets	1,771,461	1,673,117
Total liabilities and net assets	$3,782,456	$3,190,107
NET ASSET VALUE PER SHARE	$21.80	$26.02
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$77,591	$15,226
Payment in-kind interest income	2,602	—
Fee income	2	13
Total investment income	80,195	15,239
Expenses:
Interest expense	16,071	4,672
Management fees	6,537	1,492
Income based incentive fee	8,268	1,143
Capital gains incentive fee	(4,218)	475
Professional fees	526	233
Board of Trustees' fees	115	123
Administrative service expenses (Note 3)	583	426
Other general and administrative	830	451
Amortization of offering costs	307	222
Total expenses	29,019	9,237
Expense support (Note 3)	—	(570)
Recoupment of expense support (Note 3)	400	—
Net expenses	29,419	8,667
Net investment income before excise tax	50,776	6,572
Excise tax expense	104	—
Net investment income after excise tax	50,672	6,572
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(358,814)	5,553
Forward purchase obligation (Note 7)	—	118
Translation of assets and liabilities in foreign currencies	(13)	—
Net unrealized appreciation (depreciation)	(358,827)	5,671
Realized gain (loss):
Non-controlled/non-affiliated investments	699	1,726
Foreign currency transactions	(4)	—
Net realized gain (loss)	695	1,726
Net realized and unrealized gain (loss)	(358,132)	7,397
Net increase (decrease) in net assets resulting from operations	$(307,460)	$13,969
Net investment income per share (basic and diluted)	$0.67	$0.46
Earnings (loss) per share (basic and diluted)	$(4.05)	$0.98
Weighted average shares outstanding (basic and diluted)	75,856,683	14,275,804
Distributions declared per share	$0.50	$0.50
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2019	$64	$1,635,915	$37,138	$1,673,117
Issuance of common shares	17	440,834	—	440,851
Reinvestment of dividends	—	2,882	—	2,882
Net investment income	—	—	50,672	50,672
Subscribed but unissued shares	15	324,031	—	324,046
Subscriptions receivable	(15)	(324,031)	—	(324,046)
Net realized gain (loss) on investments	—	—	695	695
Net change in unrealized appreciation (depreciation) on investments	—	—	(358,827)	(358,827)
Dividends declared from net investment income	—	—	(37,929)	(37,929)
Balance, March 31, 2020	$81	$2,079,631	$(308,251)	$1,771,461

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2018	$10	$239,246	$(2,891)	$236,365
Issuance of common shares	15	389,567	—	389,582
Reinvestment of dividends	—	—	—	—
Net investment income	—	—	6,572	6,572
Net realized gain (loss) on investments	—	—	1,726	1,726
Net change in unrealized appreciation (depreciation) on investments	—	—	5,671	5,671
Dividends declared from net investment income	—	—	(7,163)	(7,163)
Balance, March 31, 2019	$25	$628,813	$3,915	$632,753

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(307,460)	$13,969
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	358,814	(5,553)
Net unrealized (appreciation) depreciation on forward purchase obligation	—	(118)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	13	—
Net realized (gain) loss on investments	(699)	(1,726)
Payment-in-kind interest capitalized	(2,647)	—
Net accretion of discount and amortization of premium	(6,188)	(766)
Amortization of deferred financing costs	543	290
Amortization of offering costs	306	222
Purchases of investments	(1,022,892)	(540,294)
Proceeds from sale of investments and principal repayments	130,149	158,469
Changes in operating assets and liabilities:
Interest receivable	1,915	(1,403)
Receivable for investments	(17,899)	(3,446)
Other assets	213	124
Payable for investments purchased	145,840	(67,058)
Due to affiliates	103	789
Management fee payable	1,492	1,183
Income based incentive fee payable	1,923	1,143
Capital gains incentive fee payable	(4,218)	475
Interest payable	(291)	3,125
Accrued expenses and other liabilities	(861)	(450)
Net cash provided by (used in) operating activities	(721,844)	(441,025)
Cash flows from financing activities:
Borrowings on credit facilities	581,711	390,463
Repayments on credit facilities	(241,205)	(291,417)
Deferred financing costs paid	—	(75)
Dividends paid in cash	(24,937)	—
Proceeds from issuance of common shares	446,793	356,462
Net cash provided by (used in) financing activities	762,362	455,433
Net increase (decrease) in cash and cash equivalents	40,518	14,408
Effect of foreign exchange rate changes on cash and cash equivalents	(14)	—
Cash and cash equivalents, beginning of period	65,495	6,228
Cash and cash equivalents, end of period	$105,999	$20,636
Supplemental information and non-cash activities:
Interest paid during the period	$15,723	$1,257
Distribution payable	$37,929	$7,163
Subscription receivable	$—	$33,120
Reinvestment of distributions during the period	$2,882	$—
Accrued but unpaid offering costs	$—	$375
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments March 31, 2020 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace and Defense
Corfin Holdings, Inc. (4)	L + 6.00%	7.45%	2/5/2026	$205,000	$201,005	$194,238	10.96%
TCFI AEVEX LLC (4)(7)	L + 6.00%	7.00%	3/18/2026	76,316	74,642	74,632	4.21
					275,647	268,870	15.17
Air Freight and Logistics
Livingston International Inc. (4)(6)	L + 5.75%	7.20%	4/30/2026	121,068	117,131	101,091	5.71
Mode Purchaser, Inc. (4)	L + 6.25%	7.25%	12/9/2026	178,325	174,918	163,167	9.21
R1 Holdings, LLC (4)(7)	L + 6.00%	7.38%	1/2/2026	50,389	49,623	48,121	2.72
					341,672	312,379	17.64
Airlines
American Airlines, Inc (6)	L + 1.75%	2.71%	6/27/2025	10,000	8,270	8,119	0.46

Building Products
Jacuzzi Brands LLC (4)	L + 8.00% PIK	9.60%	2/25/2025	98,509	96,956	87,920	4.96
Latham Pool Products, Inc.	L + 6.00%	6.92%	6/18/2025	53,227	51,571	44,312	2.50
Lindstrom, LLC (4)	L + 6.25%	7.25%	4/7/2025	130,387	128,305	121,912	6.88
Mi Windows And Doors, LLC	L + 5.50%	7.22%	11/6/2026	35,168	33,378	30,333	1.71
The Wolf Organization, LLC (4)	L + 6.50%	8.05%	9/3/2026	80,765	79,277	75,313	4.25
					389,487	359,790	20.30
Capital Markets
Advisor Group Holdings, Inc.	L + 5.00%	5.99%	7/31/2026	11,721	10,910	8,917	0.50
Chemicals
Alchemy US Holdco 1, LLC (4)	L + 5.50%	6.42%	10/10/2025	3,875	3,867	3,429	0.19
Polymer Additives, Inc.	L + 6.00%	7.78%	7/31/2025	29,677	28,443	21,664	1.22
VDM Buyer, Inc. (4)	L + 6.75%	8.55%	4/22/2025	€24,206	26,783	24,170	1.36
VDM Buyer, Inc. (4)(7)	L + 6.75%	8.56%	4/22/2025	63,570	62,498	57,848	3.27
					121,591	107,111	6.04
Commercial Services & Supplies
JSS Holdings, Inc. (4)	L + 6.25% (incl. 2.00% PIK)	7.25%	10/20/2025	238,948	236,211	218,638	12.35
Research Now Group, LLC	L + 5.50%	7.26%	12/20/2024	31,408	30,767	28,267	1.60
The Action Environmental Group, Inc. (4)(7)	L + 6.00%	7.83%	1/16/2026	107,723	105,461	99,913	5.64
					372,439	346,818	19.59
Communications Equipment
CommScope, Inc. (6)	L + 3.25%	4.24%	4/6/2026	11,181	10,322	10,622	0.60
MLN US Holdco, LLC (6)	L + 4.50%	5.50%	11/30/2025	3,299	2,941	2,359	0.13
					13,263	12,981	0.73

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments March 31, 2020 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Construction & Engineering
IEA Energy Services LLC	L + 6.75%	8.20%	9/25/2024	23,283	22,170	21,362	1.21
Therma LLC (4)	L + 6.50%	8.04%	3/29/2025	152,087	149,420	136,878	7.73
					171,590	158,240	8.94
Containers & Packaging
GS Pretium Holdings, Inc (4)(7)	L + 6.25%	7.25%	1/15/2027	53,503	52,465	50,075	2.83
Distributors
Bution Holdco 2, Inc. (4)	L + 6.25%	7.25%	10/17/2025	124,375	122,077	112,870	6.37
Construction Supply Acquisition, LLC (4)	L + 6.00%	7.52%	10/1/2025	157,986	154,666	146,137	8.26
EIS Buyer, LLC (4)(7)	L + 6.25%	7.75%	9/30/2025	83,084	81,560	78,306	4.42
Fastlane Parent Company, Inc.	L + 4.50%	5.49%	2/4/2026	29,663	29,166	24,731	1.40
PSS Industrial Group Corp. (4)	L + 6.00%	7.50%	4/10/2025	58,245	54,586	46,596	2.63
Tailwind Colony Holding Corporation (4)	L + 7.50%	8.92%	11/13/2024	32,000	31,642	29,360	1.66
Unified Door & Hardware Group, LLC (4)(7)	L + 6.25%	7.70%	6/30/2025	38,949	38,269	35,931	2.03
					511,966	473,931	26.77
Diversified Financial Services
Sedgwick Claims Management Services, Inc. (6)	L + 3.25%	4.24%	12/31/2025	4,987	4,576	4,462	0.25
SelectQuote, Inc. (4)	L + 6.00%	7.60%	11/5/2024	78,087	75,630	72,230	4.08
					80,206	76,692	4.33
Electronic Equipment, Instruments & Components				.
Convergeone Holdings, Inc.	L + 5.00%	5.99%	1/4/2026	14,728	14,230	11,599	0.65
Energy Equipment & Services
Abaco Energy Technologies LLC (4)	L + 7.00%	8.50%	10/4/2024	58,688	57,101	48,124	2.72
Tetra Technologies, Inc. (4)(6)	L + 6.25%	7.25%	9/10/2025	24,055	23,908	17,560	0.99
					81,009	65,684	3.71
Health Care Equipment & Supplies
Lifescan Global Corporation	L + 6.00%	8.06%	10/1/2024	18,398	17,796	14,788	0.83
Surgical Specialties Corp (US) Inc. (4)(6)	L + 5.00%	6.45%	5/7/2025	33,249	32,112	27,430	1.55
					49,908	42,218	2.38
Health Care Providers & Services
Epoch Acquisition, Inc. (4)	L + 6.75%	8.05%	10/4/2024	25,003	24,743	24,128	1.36
The GI Alliance Management, LLC (4)(7)	L + 6.25%	7.82%	11/2/2024	153,349	151,228	140,490	7.94
Odyssey Holding Company, LLC (4)(7)	L + 5.75%	7.45%	11/16/2025	13,628	13,490	12,947	0.73
					189,461	177,565	10.03
Health Care Technology
Precyse Acquisition Corporation	L + 4.50%	5.50%	10/20/2022	1,983	1,969	1,681	0.09
Hotels, Restaurants & Leisure
Excel Fitness Holdings, Inc (4)	L + 5.25%	6.25%	10/7/2025	46,941	44,982	36,379	2.05

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments March 31, 2020 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Industrial Conglomerates
Tailwind Smith Cooper Intermediate Corporation	L + 5.00%	6.08%	5/28/2026	34,415	33,221	25,625	1.45
Insurance
SG Acquisition Inc. (4)	L + 5.75%	6.71%	1/27/2027	111,683	109,506	108,891	6.15
Interactive Media & Services
Bungie, Inc. (4)	L + 6.25%	7.25%	8/28/2024	47,200	46,576	45,076	2.54
Internet & Direct Marketing Retail
Shutterfly, Inc.	L + 6.00%	7.45%	9/25/2026	38,368	35,151	31,367	1.77
IT Services
Sabre GLBL, Inc. (6)	L + 2.00%	2.99%	2/22/2024	2,992	2,709	2,547	0.14
Travelport Worldwide Ltd. (6)	L + 5.00%	6.07%	5/29/2026	103,470	97,867	67,876	3.83
WEB.COM Group, Inc.	L + 3.75%	4.95%	10/10/2025	26,223	22,051	21,765	1.23
					122,627	92,188	5.20
Machinery
Apex Tool Group, LLC	L + 5.50%	6.50%	8/1/2024	54,340	53,018	42,590	2.40
Titan Acquisition, Ltd (6)	L + 3.00%	4.45%	3/28/2025	20,714	18,536	17,238	0.97
					71,554	59,828	3.37
Media
CSC Holdings, LLC (6)	L + 2.50%	3.11%	4/15/2027	5,879	5,125	5,693	0.32
DiscoverOrg, LLC	L + 4.00%	5.45%	2/2/2026	4,816	4,776	4,286	0.24
Univision Communications, Inc.	L + 2.75%	3.75%	3/15/2024	20,933	18,195	18,016	1.02
WideOpenWest Finance, LLC (6)	L + 3.25%	4.25%	8/18/2023	13,002	11,950	12,125	0.68
					40,046	40,120	2.26
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc (4)(6)	L + 6.25%	7.89%	11/26/2024	150,862	148,756	134,267	7.58
Paper & Forest Products
Pixelle Specialty Solutions, LLC	L + 6.50%	7.50%	10/31/2024	16,325	16,007	14,456	0.82
Professional Services
APFS Staffing Holdings, Inc. (4)	L + 4.75%	5.68%	4/15/2026	22,557	22,166	18,609	1.05
Deerfield Dakota Holdings, LLC	L + 3.75%	4.75%	3/5/2027	6,000	5,505	5,160	0.29
Deerfield Holdings Corporation	L + 3.25%	4.25%	2/13/2025	9,462	9,025	9,344	0.53
GI Revelation Acquisition LLC	L + 5.00%	5.99%	4/16/2025	23,096	22,006	18,246	1.03
Minotaur Acquisition, Inc.	L + 5.00%	5.99%	3/27/2026	30,276	28,887	25,684	1.45
					87,589	77,043	4.35

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments March 31, 2020 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Software
Kronos, Inc.	L + 3.00%	4.76%	11/1/2023	5,486	4,967	5,055	0.29
LD Intermediate Holdings, Inc.	L + 5.88%	7.78%	12/9/2022	14,369	14,143	12,357	0.70
MRI Software, LLC (4)(5)(7)	L + 5.50%	6.52%	2/10/2026	19,865	19,647	17,522	0.99
PaySimple, Inc. (4)(7)	L + 5.50%	6.44%	8/23/2025	29,454	28,915	26,803	1.51
Quest Software US Holdings, Inc. (6)	L + 4.25%	5.43%	5/16/2025	2,984	2,708	2,310	0.13
Rocket Software, Inc.	L + 4.25%	5.24%	11/28/2025	4,489	3,916	3,751	0.21
Vero Parent, Inc.	L + 6.00%	7.58%	8/16/2024	50,873	45,655	41,207	2.33
Ultimate Software Group, Inc.	L + 3.75%	4.74%	5/4/2026	2,992	2,484	2,818	0.16
					122,435	111,823	6.32
Specialty Retail
CustomInk, LLC (4)	L + 6.21%	7.80%	5/3/2026	133,125	130,859	123,806	6.99
Spencer Spirit Holdings, Inc.	L + 6.00%	6.92%	6/19/2026	49,890	47,249	45,151	2.55
					178,108	168,957	9.54
Technology Hardware, Storage & Peripherals
Diebold Nixdorf, Inc. (6)	L + 9.25%	10.25%	8/31/2022	3,973	3,953	3,576	0.20
Electronics For Imaging, Inc.	L + 5.00%	6.45%	7/23/2026	34,913	32,708	29,094	1.64
Lytx, Inc. (4)(7)	L + 6.00%	7.00%	2/28/2026	64,250	63,087	60,172	3.40
					99,748	92,842	5.24
Trading Companies & Distributors
The Cook & Boardman Group, LLC (7)	L + 5.75%	7.67%	10/17/2025	36,566	36,181	30,715	1.73
SRS Distribution, Inc.	L + 3.00%	4.07%	5/23/2025	8,114	7,251	6,978	0.39
					43,432	37,693	2.12
Transportation Infrastructure
Spireon, Inc. (4)(7)	L + 7.50% PIK	8.63%	10/4/2024	23,190	22,970	21,683	1.22
Wireless Telecommunication Services
Sprint Communications, Inc. (6)	L + 3.00%	3.00%	2/2/2024	12,242	11,490	12,196	0.69
Total First Lien Debt					$3,920,281	$3,593,104	202.83%
Second Lien Debt
IT Services
WEB.COM Group, Inc.	L + 7.75%	8.95%	10/9/2026	$16,607	$15,909	$12,843	0.72%
Media
DiscoverOrg, LLC	L + 8.50%	10.08%	2/1/2027	11,250	11,105	10,238	0.58
Software
Imperva, Inc.	L + 7.75%	9.44%	1/10/2027	1,421	1,426	1,030	0.06
Rocket Software, Inc.	L + 8.25%	9.24%	11/27/2026	3,500	3,381	2,336	0.13
					4,807	3,366	0.19
Total Second Lien Debt					$31,821	$26,447	1.49%

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments March 31, 2020 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity Investments
Corfin Holdco, Inc. - Common Stock (4)				2,137,866	4,767	4,190	0.24%
CustomInk, LLC - Series A Preferred Units (4)				384,520	5,200	4,833	0.27
Mode Holdings, L.P. - Class A-2 Units (4)				5,486,923	5,487	3,951	0.22
EIS Acquisition Holdings, LP - Class A Units (4)				11,200	2,488	2,780	0.16
Total Equity Investments					17,942	15,754	0.89
Total Investment Portfolio					$3,970,044	$3,635,305	205.22%
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund					$32,636	$32,636	1.84%
Other Cash and Cash Equivalents					73,363	73,363	4.14
Total Cash and Cash Equivalents					$105,999	$105,999	5.98%
Total Portfolio Investments, Cash and Cash Equivalents					$4,076,043	$3,741,304	211.20%

(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2020, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2020, the Company is not an “affiliated person” of any of its portfolio companies.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2020. As of March 31, 2020, the reference rates for our variable rate loans were the 30-day L at 0.99%, the 90-day L at 1.45% and the 180-day L at 1.18% and P at 3.25%. Variable rate loans typically include a base rate floor feature, which is generally 1.00%. As of March 31, 2020, 65.9% of the portfolio at fair value had a base rate floor.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America ("U.S GAAP").
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Trustees (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)Each of the Company’s funded debt investments is pledged as collateral, other than MRI Software, LLC, under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2020, non-qualifying assets represented 12.4% of total assets as calculated in accordance with regulatory requirements.
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

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments March 31, 2020 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
EIS Buyer, LLC	Delayed Draw Term Loan	9/30/2020	$16,800	$—
GS Pretium Holdings, Inc.	Delayed Draw Term Loan	1/15/2022	10,899	(218)
Lytx, Inc.	Delayed Draw Term Loan	2/28/2022	22,348	(223)
MRI Software, LLC	Delayed Draw Term Loan	1/31/2022	3,322	(19)
MRI Software, LLC	Revolver	2/10/2026	758	—
Odyssey Holding Company, LLC	Delayed Draw Term Loan	11/16/2025	3,271	—
PaySimple, Inc.	Delayed Draw Term Loan	8/23/2025	2,549	—
R1 Holdings, LLC	Delayed Draw Term Loan	1/2/2021	14,513	—
Spireon, Inc.	Delayed Draw Term Loan	6/30/2020	6,375	—
TCFI AEVEX, LLC	Delayed Draw Term Loan	3/18/2022	15,789	(158)
The Action Environmental Group, Inc.	Delayed Draw Term Loan	4/16/2021	19,439	—
The Cook & Boardman Group, LLC	Delayed Draw Term Loan	10/17/2025	14,049	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	11/2/2024	22,461	(208)
Unified Door & Hardware Group, LLC	Delayed Draw Term Loan	6/29/2020	15,094	—
VDM Buyer, Inc.	Delayed Draw Term Loan	10/22/2020	18,000	—
LSF11 Skyscraper Holdco S.à r.l (Note 7)	First Lien Debt	1/31/2021	194,472	—
Total First Lien Debt Unfunded Commitments			$380,139	$(826)

The accompanying notes are an integral part of these consolidated financial statements

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments December 31, 2019 (in thousands)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt
Air Freight and Logistics
Livingston International Inc. (6)	L + 5.75%	7.69%	4/30/2026	$116,415	$113,249	$115,105	6.88%
Mode Purchaser, Inc. (4)	L + 6.25%	8.14%	12/9/2026	178,325	174,791	174,759	10.45
R1 Holdings, LLC (4)(7)	L + 6.00%	7.69%	1/2/2026	44,732	44,047	44,732	2.67
					332,087	334,596	20.00
Building Products
Jacuzzi Brands LLC (4)(7)	L + 6.50%	8.30%	2/25/2025	91,640	90,132	90,723	5.42
Latham Pool Products, Inc.	L + 6.00%	7.76%	6/13/2025	53,571	51,824	52,812	3.16
Lindstrom, LLC (4)	L + 6.25%	8.48%	4/7/2025	130,633	128,444	129,980	7.77
Mi Windows and Doors, LLC	L + 5.50%	7.21%	11/26/2026	30,000	28,382	30,038	1.80
The Wolf Organization, LLC (4)	L + 6.50%	8.41%	9/3/2026	74,813	73,386	74,625	4.46
					372,168	378,178	22.61
Chemicals
Alchemy US Holdco 1, LLC	L + 5.50%	7.24%	10/10/2025	3,900	3,892	3,843	0.23
Polymer Additives, Inc. (4)	L + 6.00%	7.80%	7/31/2025	29,752	28,457	24,248	1.45
VDM Buyer, Inc. (4)	L + 6.75%	8.69%	4/22/2025	€24,267	26,828	26,695	1.60
VDM Buyer, Inc. (4)(7)	L + 6.75%	8.71%	4/22/2025	63,730	62,603	62,455	3.73
					121,780	117,241	7.01
Commercial Services & Supplies
Research Now Group, LLC	L + 5.50%	7.41%	12/20/2024	28,662	28,296	28,701	1.72
JSS Holdings, Inc. (4)	L + 6.25% (incl. 2.00% PIK)	7.99%	10/18/2025	237,678	234,806	234,707	14.03
					263,102	263,408	15.75
Construction & Engineering
IEA Energy Services LLC	L + 8.25%	10.19%	9/25/2024	10,200	9,804	10,315	0.62
Therma LLC (4)	L + 6.50%	8.46%	3/29/2025	128,421	126,114	127,137	7.60
					135,918	137,452	8.22
Distributors
Bution Holdco 2, Inc. (4)	L + 6.25%	7.99%	10/17/2025	124,688	122,280	122,194	7.30
Construction Supply Acquisition, LLC (4)(7)	L + 6.00%	7.69%	10/1/2025	135,756	132,800	134,738	8.05
Tailwind Colony Holding Corporation (4)	L + 7.50%	9.44%	11/13/2024	32,081	31,703	31,439	1.88
EIS Buyer, LLC (4)(7)	L + 6.25%	8.05%	9/30/2025	134,072	131,504	131,390	7.85
EIS Buyer, LLC (4)	L + 6.25%	8.05%	9/30/2020	19,551	19,259	19,258	1.15
Fastlane Parent Company, Inc. (4)	L + 4.50%	6.45%	2/4/2026	34,738	34,131	34,477	2.06
PSS Industrial Group Corp. (4)	L + 6.00%	7.94%	4/10/2025	58,695	54,825	57,374	3.43
Unified Door and Hardware Group, LLC (4)(7)	L + 6.25%	8.19%	6/30/2025	39,048	38,333	38,852	2.32
					564,835	569,722	34.04
Diversified Financial Services
SelectQuote, Inc. (4)	L + 6.00%	7.70%	11/5/2024	78,087	75,497	77,697	4.64
Electronic Equipment, Instruments & Components				.
Convergeone Holdings, Inc.	L + 5.00%	6.80%	1/4/2026	14,766	14,244	14,165	0.85
Energy Equipment & Services
Abaco Energy Technologies LLC (4)	L + 7.00%	8.69%	10/4/2024	58,836	57,157	57,071	3.41
Tetra Technologies, Inc. (4)(6)	L + 6.25%	8.05%	9/10/2025	24,055	23,901	23,213	1.39
					81,058	80,284	4.80

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments December 31, 2019 (in thousands)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Equipment & Supplies
Lifescan Global Corporation	L + 6.00%	8.06%	10/1/2024	22,862	22,072	21,890	1.31
Surgical Specialties Corp (US) Inc. (6)	L + 5.00%	6.80%	5/7/2025	33,416	32,218	33,166	1.98
					54,290	55,056	3.29
Health Care Providers & Services
Epoch Acquisition, Inc. (4)	L + 6.75%	8.49%	10/4/2024	25,066	24,791	25,066	1.50
The GI Alliance Management, LLC (4)(7)	L + 6.25%	8.19%	11/2/2024	109,902	107,804	108,191	6.47
Odyssey Holding Company, LLC (4)	L + 5.75%	7.78%	11/16/2025	13,628	13,483	13,492	0.81
					146,078	146,749	8.78
Health Care Technology
Precyse Acquisition Corporation	L + 4.50%	6.30%	10/20/2022	2,962	2,940	2,482	0.15
Hotels, Restaurants & Leisure
Excel Fitness Holdings, Inc.	L + 5.25%	7.05%	10/7/2025	47,059	45,018	47,118	2.82
Industrial Conglomerates
Tailwind Smith Cooper Intermediate Corporation	L + 5.00%	6.80%	5/28/2026	32,502	31,754	31,202	1.86
Interactive Media & Services
Bungie, Inc. (4)	L + 6.25%	8.05%	8/28/2024	47,200	46,541	46,846	2.80
Internet & Direct Marketing Retail
Shutterfly, Inc.	L + 6.00%	7.94%	9/25/2026	44,053	40,216	41,611	2.49
IT Services
Travelport Worldwide Ltd. (6)	L + 5.00%	6.94%	5/29/2026	103,730	97,896	97,299	5.81
Media
DiscoverOrg, LLC	L + 4.50%	6.30%	2/2/2026	13,092	12,978	13,157	0.79
Radiate Holdco LLC (5)	L + 3.50%	5.30%	2/1/2024	4,975	4,908	5,015	0.30
					17,886	18,172	1.09
Machinery
Apex Tool Group, LLC	L + 5.25%	7.30%	8/1/2024	50,955	49,820	50,391	3.01
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance Inc.(4)(7)	L + 6.25%	8.17%	11/26/2024	150,862	148,662	148,599	8.87
Professional Services
APFS Staffing Holdings, Inc.	L + 5.00%	6.79%	4/15/2026	22,614	22,206	22,614	1.35
Minotaur Acquisition, Inc.	L + 5.00%	6.80%	3/27/2026	17,597	17,283	17,377	1.04
GI Revelation Acquisition LLC	L + 5.00%	6.80%	4/16/2025	15,155	14,714	14,341	0.86
					54,203	54,332	3.25
Software
LD Intermediate Holdings, Inc.	L + 5.88%	7.93%	12/9/2022	14,572	14,314	14,608	0.87
PaySimple, Inc. (4)(5)(7)	L + 5.50%	7.30%	8/23/2025	26,488	25,984	26,328	1.57
Vero Parent, Inc.	L + 6.00%	7.91%	8/16/2024	51,000	45,471	48,705	2.91
					85,769	89,641	5.35
Specialty Retail
CustomInk, LLC (4)	L + 6.00%	8.21%	5/3/2026	133,125	130,766	132,459	7.92
Spencer Spirit Holdings, Inc.	L + 6.00%	7.79%	6/19/2026	49,875	47,102	49,485	2.96
					177,868	181,944	10.88
Trading Companies & Distributors
The Cook & Boardman Group, LLC	L + 5.75%	7.67%	10/17/2025	6,806	6,751	6,567	0.39
Technology Hardware, Storage & Peripherals
Electronics For Imaging, Inc.	L + 5.00%	6.94%	7/23/2026	35,000	32,703	32,703	1.95
Transportation Infrastructure
Spireon, Inc. (4)(7)	L + 6.50%	8.44%	10/4/2024	22,646	22,414	22,646	1.35
Total First Lien Debt					$3,021,498	$3,046,101	182.06%

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments December 31, 2019 (in thousands)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount	Cost (3)	Fair Value	Percentage of Net Assets
Second Lien Debt
Commercial Services & Supplies
TKC Holdings, Inc.	L + 8.00%	9.80%	2/1/2024	1,000	997	910	0.05
IT Services
WEB.COM Group, Inc.	L + 7.75%	9.49%	10/9/2026	16,607	15,882	16,031	0.96
Media
DiscoverOrg, LLC	L + 8.50%	10.19%	2/1/2027	11,250	11,100	11,306	0.68
Software
Imperva, Inc.	L + 7.75%	9.74%	1/11/2027	1,421	1,426	1,249	0.07
Rocket Software, Inc.	L + 8.25%	10.05%	11/27/2026	3,500	3,377	2,923	0.17
					4,803	4,172	0.24
Total Second Lien Debt					$32,782	$32,419	1.93%
Equity Investments
CustomInk, LLC - Series A Preferred Units (4)				384,520	$5,200	$5,633	0.34%
EIS Acquisition Holdings, LP - Class A Units (4)				11,200	2,800	2,800	0.17
Mode Holdings, L.P. - Class A-2 Units (4)				5,486,923	5,487	5,487	0.33
Total Equity Investments					13,487	13,920	0.84%
Total Investment Portfolio					$3,067,767	$3,092,440	184.83%
Cash and Cash Equivalents
Other Cash and Cash Equivalents					65,495	65,495	3.91
Total Portfolio Investments, Cash and Cash Equivalents					$3,133,262	$3,157,935	188.74%
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. Certain portfolio company investments are subject to contractual restrictions on sales. Under 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2019, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2019, the Company is not an “affiliated person” of any of its portfolio companies.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2019. As of December 31, 2019, the reference rates for our variable rate loans were the 30-day L at 1.76%, the 90-day L at 1.91% and the 180-day L at 1.91% and P at 4.75%. Variable rate loans typically include a base rate floor feature, which is generally 1.00%. As of December 31, 2019, 79.1% of the portfolio at fair value had a base rate floor.
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
(5)Each of the Company’s debt investments are pledged as collateral, other than investments in PaySimple, Inc and Radiate Holdco LLC, under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
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

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments December 31, 2019 (in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Construction Supply Acquisition LLC	Delayed Draw Term Loan	10/1/2025	$22,626	$—
Jacuzzi Brand LLC	Delayed Draw Term Loan	2/25/2021	8,450	—
PaySimple, Inc.	Delayed Draw Term Loan	8/23/2025	5,588	—
R1 Holdings, LLC	Delayed Draw Term Loan	1/2/2021	20,282	—
Spireon, Inc.	Delayed Draw Term Loan	6/30/2020	6,375	—
EIS Acquisition Holdings, LP	Delayed Draw Term Loan	9/30/2020	16,800	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	11/2/2024	66,143	(612)
Unified Door and Hardware Group, LLC	Delayed Draw Term Loan	6/29/2020	15,094	—
VDM Buyer, Inc	Delayed Draw Term Loan	10/22/2020	18,000	—
Total First Lien Debt Unfunded Commitments			$179,358	$(612)

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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2020. All intercompany balances and transactions have been eliminated.
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

During the first quarter of 2020, there was a global outbreak of a novel coronavirus COVID-19, which has spread to over 100 countries, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of March 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries.

As of March 31, 2020, the Company's consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”) and BGSL Big Sky Funding LLC ("Big Sky Funding") and BGSL Investments LLC ("BGSL Investments" and collectively with Jackson Hole Funding, Breckenridge Funding and Big Sky Funding, the "SPVs").
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

Valuation of each of our investments will generally be made as described above as of the end of each fiscal quarter. In cases where we determine our net asset value ("NAV") at times other than a quarter end, we intend to update the value of securities with market quotations to the most recent market quotation. For securities without market quotations, non-quarterly valuations will generally be the most recent quarterly valuation unless a material event has occurred since the most recent quarter end with respect to the investment. Independent valuation firms are generally not used for non-quarterly valuations.
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

Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums.  Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method.  The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any.  Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three months ended March 31, 2020 and 2019, the Company recorded $1.9 million and $0.0 million in prepayment premiums, respectively, and $1.2 million and $0.0 million, in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively.
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions.  PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity.  Such income is included in interest income in the Consolidated Statements of Operations.  If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status.  When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income.  To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three months ended March 31, 2020 and 2019, the Company recorded PIK income of $2.6 million and $0.0 million, respectively.
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
The Company will not bear more than an amount equal to 0.10% of the aggregate Capital Commitments of the Company for organization and offering expenses in connection with the offering of shares. If actual organization and offering costs incurred exceed 0.10% of the Company’s total Capital Commitments, the Adviser or its affiliate will bear the excess costs.  To the extent the Company’s Capital Commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total Capital Commitments and provided further that the Adviser of its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended March 31, 2020 and 2019, the Company did not accrue any organization costs. For the three months ended March 31, 2020 and 2019, the Company accrued offering costs of $0.3 million and $0.2 million, respectively.

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
For the three months ended March 31, 2020 and 2019, the Company incurred $0.1 million and $0.0 million, respectively, of U.S. federal excise tax.
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
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the quarter ended March 31, 2020.
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
The Company pays the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders. The initial term of the Investment Advisory Agreement is two years from October 1, 2018 and, unless earlier terminated, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Trustees and by the vote of a majority of the trustees' who are not parties to the Investment Advisory Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) (the “Independent Trustees”).
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
For the three months ended March 31, 2020 and 2019, base management fees were $6.5 million and $1.5 million, respectively. As of March 31, 2020 and December 31, 2019, $6.5 million and $5.0 million, respectively, was payable to the Adviser relating to management fees.
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
For the three months ended March 31, 2020 and 2019, the Company accrued income based incentive fees of $8.3 million and $1.1 million, respectively. As of March 31, 2020 and December 31, 2019, $8.3 million and $6.3 million, respectively, was payable to the Adviser for income based incentive fees. For the three months ended March 31, 2020 and 2019, the Company accrued capital gains incentive fees of $(4.2) million and $0.5 million, respectively. As of March 31, 2020, the Company did not have any accrued capital gains incentive fee since there were cumulative net unrealized and realized losses as of such date. As of December 31, 2019, the Company had accrued capital gains incentive fees of $4.2 million, none of which was payable on such date under the Investment Advisory Agreement.
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
For providing these services, the Company will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, information technology, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three months ended March 31, 2020 and 2019.
For the three months ended March 31, 2020 and 2019, the Company incurred $0.6 million and $0.4 million, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statements of Operations. As of March 31, 2020 and December 31, 2019, $0.6 million and $0.9 million, respectively, was unpaid and included in due to affiliate in the Consolidated Statements of Assets and Liabilities, respectively.
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
For the three months ended March 31, 2020 and 2019, the Company incurred expenses for services provided by the Sub-Administrator and the Custodian of $0.3 million and $0.1 million, respectively, which were recorded in other general and administrative expenses in the Company’s Consolidated Statements of Operations.
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
No Reimbursement Payment for any calendar quarter shall be made if the annualized rate of regular cash distributions declared by the Company on record dates in the applicable calendar quarter of such Reimbursement Payment is less than the annualized rate of regular cash distributions declared by the Company on record dates in the calendar quarter in which the Expense Payment was committed to which such Reimbursement Payment relates. The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar quarter. The Company may or may not be obligated to reimburse remaining expense support in the future, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter.

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's commencement of operations:

For the Quarters Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
December 31, 2018	$1,696	$(1,200)	$496
March 31, 2019	570	—	570
Total	$2,266	$(1,200)	$1,066

For the three months ended March 31, 2020 and 2019, the Adviser made Expense Payments in the amount of $0.0 million and $0.6 million, respectively. For the three months ended March 31, 2020 and 2019, the Company made Reimbursement Payments related to Expense Payments by the Adviser of $0.4 million and $0.0 million, respectively. The Company may or may not reimburse remaining expense support in the future.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2020			December 31, 2019
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$3,920,281	$3,593,104	98.84%	$3,021,498	$3,046,101	98.50%
Second lien debt	31,821	26,447	0.73	32,782	32,419	1.05
Equity investments	17,942	15,754	0.43	13,487	13,920	0.45
Total	$3,970,044	$3,635,305	100.00%	$3,067,767	$3,092,440	100.00%

The industry composition of investments at fair value was as follows:

	March 31, 2020	December 31, 2019
Aerospace & Defense	7.51%	—%
Air Freights & Logistics	8.70	11.00
Airlines	0.22	—
Building Products	9.90	12.23
Capital Markets	0.25	—
Chemicals	2.95	3.79
Commercial Services & Supplies	9.54	8.55
Communications Equipment	0.34	—
Construction & Engineering	4.35	4.44
Containers & Packaging	1.38	—
Distributors	13.11	18.51
Diversified Financial Services	2.11	2.51
Electronic Equipment, Instruments & Components	0.32	0.46
Energy Equipment & Services	1.81	2.60
Health Care Equipment & Supplies	1.16	1.78
Health Care Providers & Services	4.88	4.75
Health Care Technology	0.05	0.08
Hotels, Restaurants & Leisure	1.00	1.52
Industrial Conglomerates	0.70	1.01
Insurance	3.00	—
Interactive Media & Services	1.24	1.51
Internet & Direct Marketing Retail	0.86	1.35
IT Services	2.89	3.66
Machinery	1.65	1.63
Media	1.39	0.95
Oil, Gas & Consumable Fuels	3.69	4.81
Paper & Forest Products	0.40	—
Professional Services	2.12	1.76
Software	3.17	3.03
Specialty Retail	4.78	6.07
Technology Hardware, Storage & Peripherals	2.55	1.06
Trading Companies & Distributors	1.04	0.21
Transportation Infrastructure	0.60	0.73
Wireless Telecommunication Services	0.34	—
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$3,555,641	$3,287,401	90.43%	185.58%
Canada	284,424	252,597	6.95	14.26
Luxembourg	129,979	95,307	2.62	5.38
Total	$3,970,044	$3,635,305	100.00%	205.22%

	December 31, 2019
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,675,743	$2,698,272	87.25%	161.27%
Canada	261,911	263,704	8.53	15.76
Luxembourg	130,113	130,464	4.22	7.80
Total	$3,067,767	$3,092,440	100.00%	184.83%

As of March 31, 2020 and December 31, 2019, no loans in the portfolio were on non-accrual status.

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
The following table presents the fair value hierarchy of financial instruments:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$750,438	$2,842,666	$3,593,104
Second lien debt	—	26,447	—	26,447
Equity investments	—	—	15,754	15,754
Total	$—	$776,885	$2,858,420	$3,635,305

	December 31, 2019
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$804,708	$2,241,393	$3,046,101
Second lien debt	—	32,419	—	32,419
Equity investments	—	—	13,920	13,920
Total	$—	$837,127	$2,255,313	$3,092,440

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended March 31, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$2,241,393	$—	$13,920	$2,255,313
Purchases of investments	747,842	—	4,456	752,298
Proceeds from principal repayments and sales of investments	(80,671)	—	—	(80,671)
Accretion of discount/amortization of premium	4,143	—	—	4,143
Net realized gain (loss)	286	—	—	286
Net change in unrealized appreciation (depreciation)	(233,447)	—	(2,622)	(236,069)
Transfers into Level 3 (1)	221,845	—	—	221,845
Transfers out of Level 3 (1)	(58,725)	—	—	(58,725)
Fair value, end of period	$2,842,666	$—	$15,754	$2,858,420
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2020 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$(233,460)	$—	$(2,622)	$(236,082)

	Three Months Ended March 31, 2019
	First Lien Debt	Second Lien Debt	Total Investments	Forward Purchase Obligation
Fair value, beginning of period	$328,125	$—	$328,125	$(222)
Purchases of investments	260,286	11,082	271,368	—
Proceeds from principal repayments and sales of investments	(12,860)	—	(12,860)	—
Accretion of discount/amortization of premium	360	3	363	—
Net realized gain (loss)	90	—	90	—
Net change in unrealized appreciation (depreciation)	2,809	194	3,003	118
Transfers into Level 3 (1)	9,067	1,539	10,606	—
Transfers out of Level 3 (1)	(60,192)	—	(60,192)	—
Fair value, end of period	$527,685	$12,818	$540,503	$(104)
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2019 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$2,770	$194	$2,964	$118
(1)For the three months ended March 31, 2020 and 2019, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2020
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$2,237,546	Yield analysis	Discount rate	7.54%	15.39%	9.32%
	605,120	Market quotations	Broker quoted price	77.50	97.50	89.06
	2,842,666
Investments in equity	15,754	Market approach	Performance multiple	5.57x	12.00x	8.96x
Total	$2,858,420

	December 31, 2019
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$1,886,531	Yield analysis	Discount rate	7.68%	13.58%	8.39%
	354,862	Market quotations	Broker quoted price	81.50	99.50	97.87
	2,241,393
Investments in equity	13,920	Market approach	Performance multiple	6.15x	13.50x	10.18x
Total	$2,255,313
(1)Weighted averages are calculated based on fair value of investments.
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
Note 6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2020 and December 31, 2019, the Company’s asset coverage was 198.7% and 215.1%, respectively.
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
As of March 31, 2020 and December 31, 2019, the Company was in compliance with all covenants and other requirements of the Subscription Facility.
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
As of March 31, 2020 and December 31, 2019, the Company was in compliance with all covenants and other requirements of the Jackson Hole Funding Facility.
Breckenridge Funding Facility

On December 21, 2018, BGSL Breckenridge Funding LLC (“Breckenridge Funding”), the Company’s wholly owned subsidiary that holds primarily syndicated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended on June 11, 2019, August 2, 2019, September 27, 2019 and April 13, 2020, and as further amended from time to time, the “Breckenridge Funding Facility”) with BNP Paribas (“BNP”). BNP serves as administrative agent, Wells Fargo Bank, National Association serves as collateral agent and the Company serves as servicer under the Breckenridge Funding Facility.

Advances under the Breckenridge Funding Facility bear interest at a per annum rate equal to the three-month LIBOR (or other Base Rate) in effect, plus an applicable margin of 1.75%, 2.00% or 2.22% per annum, as applicable, depending on the nature of the advances being requested under the facility. Breckenridge Funding will pay a commitment fee of 0.70% per annum if the unused facility amount is greater than 50% or 0.35% per annum if the unused facility amount is less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments until December 21, 2022, in addition to certain other fees as agreed between Breckenridge Funding and BNP.

The initial maximum commitment amount of the BNP SPV Facility was $400 million. Effective June 11, 2019, the maximum commitment amount of the BNP SPV Facility was increased to $575 million; effective September 27, 2019, the maximum commitment amount of the BNP SPV Facility was increased to $875 million and on April 13, 2020, the maximum commitment amount of the BNP Facility was increased to $1,125 million. Proceeds from borrowings under the BNP SPV Facility may be used to fund portfolio investments by Breckenridge Funding and to make advances under delayed draw and revolving loans where Breckenridge Funding is a lender. The period during which Breckenridge Funding may make borrowings under the BNP SPV Facility expires on December 21, 2022 (or such later date as may be agreed by Breckenridge Funding, BNP, as administrative agent, and the lenders under the BNP SPV Facility) and the BNP SPV Facility is scheduled to mature on December 21, 2024.

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
As of March 31, 2020 and December 31, 2019, the Company was in compliance with all covenants and other requirements of the Breckenridge Funding Facility.
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
As of March 31, 2020 and December 31, 2019, the Company was in compliance with all covenants and other requirements of the Big Sky Funding Facility.
The Company’s outstanding debt obligations were as follows:

	March 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$400,000	$213,270	$213,270	$186,730	$142,903
Jackson Hole Funding Facility(3)	600,000	599,190	599,190	810	—
Breckenridge Funding Facility	875,000	853,710	853,710	21,290	21,290
Big Sky Funding Facility	400,000	127,950	127,950	272,050	45,755
Total	$2,275,000	$1,794,120	$1,794,120	$480,880	$209,948

	December 31, 2019
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$400,000	$119,752	$119,752	$280,248	$280,248
Jackson Hole Funding Facility(3)	600,000	514,151	514,151	85,849	5,843
Breckenridge Funding Facility	875,000	820,311	820,311	54,689	10,769
Big Sky Funding Facility	400,000	—	—	400,000	25,481
Total	$2,275,000	$1,454,214	$1,454,214	$820,786	$322,341
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the JPM SPV Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2020 and December 31, 2019, the Company had borrowings denominated in Euros (EUR) of 23.7 million and (EUR) 23.9 million, respectively.
As of March 31, 2020 and December 31, 2019, $5.0 million and $5.3 million, respectively, of interest expense and $0.2 million and $0.2 million, respectively, of unused commitment fees were included in interest payable. For the three months ended March 31, 2020 and 2019, the weighted average interest rate on all borrowings outstanding was 3.82% and 4.95% (including unused fees), respectively, and the average principal debt outstanding was $1,623.8 million and $353.7 million, respectively.
The components of interest expense were as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Borrowing interest expense	$15,245	$4,110
Facility unused fees	282	272
Amortization of financing costs	544	290
Total interest expense	$16,071	$4,672
Cash paid for interest expense	$15,723	$1,257

Note 7. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements.  As of March 31, 2020 and December 31, 2019, the Company had delayed draw term loans and revolvers with an aggregate of $185.7 million and $179.4 million of unfunded commitments, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the funds it manages. Certain terms of these investments are not finalized at the time of the commitment and each respective fund's allocation may change prior to the date of funding. In this regard, as of March 31, 2020, we estimate $194.5 million respectively of investments that are committed but not yet funded.
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
Since the Company had a contractual obligation to acquire all qualifying assets in the Middle Market Warehouse through a forward purchase agreement, the mark-to-market gain/loss of all investments was recognized in the Company’s consolidated financial statements. The Company did not, however, have any direct interest in the underlying assets nor did it have the power to control the activities most significant to the economic performance of the Middle Market Warehouse, and therefore, such assets were not included in the Company’s consolidated financial statements. This gain/loss amount is calculated as the difference between (1) the current purchase price the Company would be obligated to pay to purchase each asset under the forward purchase agreement and (2) the current fair value as determined by the Company’s valuation policy. For the three months ended March 31, 2020 and 2019, the Company had a total unrealized loss of $0.0 million and $0.1 million, respectively, relating to this forward purchase obligation.
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
On December 28, 2018, the Company caused a certificate of merger to be filed with the Delaware Secretary of State to merge the Syndicated Warehouse, a Cayman Islands exempted company, into Breckenridge Funding, a Delaware limited liability company, at which time all the assets and liabilities of the Syndicated Warehouse became owned by Breckenridge Funding. Breckenridge is, and at the time of the merger the Syndicated Warehouse was, a wholly-owned bankruptcy remote subsidiary of the Company. The Syndicated Warehouse and Breckenridge were established in connection with non-recourse credit facilities provided by BNP Paribas as lender on August 21, 2018 and December 21, 2018, respectively. In connection with the merger, the Company caused the credit facility at the Syndicated Warehouse to be paid off and terminated.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2020, management is not aware of any pending or threatened material litigation.

Impact of COVID-19

As further discussed in Note 2, the full extent of the impact of COVID-19 on the global economy generally, and the Company’s business in particular is uncertain. As of March 31, 2020, no contingencies have been recorded on the Company’s Consolidated Statements of Assets and Liabilities as a result of COVID-19, however as the global pandemic continues and the economic implications worsen, it may have long-term impacts on the Company’s financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.

Note 8. Net Assets
Subscriptions and Drawdowns
In connection with its formation, the Company has the authority to issue an unlimited number of shares at $0.001 per share par value.
During the three months ended March 31, 2020 and 2019, the Company entered into additional subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of March 31, 2020, the Company had received Capital Commitments totaling $3,240.5 million ($1,166.6 million remaining undrawn), of which $74.5 million ($26.8 million remaining undrawn) are from affiliated entities of the Adviser.
The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2020 (dollars in millions):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
January 30, 2020	16,864,983	$440.9
Total	16,864,983	$440.9
On March 25, 2020, the Company issued a capital call and delivered capital drawdown notices totaling $324.0 million, which was due on April 8, 2020. Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. No cash was received related to this capital call as of March 31, 2020.
The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2019 (dollars in millions):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
January 24, 2019	5,666,095	$142.1
March 28, 2019	9,818,817	247.5
Total	15,484,912	$389.6
Distributions
The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2020 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
January 29, 2020	January 29, 2020	May 15, 2020	$0.1593	$10,241
February 26, 2020	March 31, 2020	May 15, 2020	0.3407	27,688
Total distributions			$0.5000	$37,929

The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2019 (dollars in thousands except per share amounts):

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

Pursuant to the DRIP, the following table summarizes the amounts received and shares issued to shareholders who have not opted out of the DRIP during the three months ended March 31, 2020 (dollars in thousands except per share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 30, 2020	$2,882	112,302
Total distributions	$2,882	112,302

During the three months ended March 31, 2019, there were no DRIP shares issued.

Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net increase (decrease) in net assets resulting from operations	$(307,460)	$13,969
Weighted average shares outstanding (basic and diluted)	75,856,683	14,275,804
Earnings (loss) per common share (basic and diluted)	$(4.05)	$0.98

Note 10. Financial Highlights
The following are the financial highlights for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Per Share Data:
Net asset value, beginning of period	$26.02	$24.57
Net investment income (1)	0.67	0.46
Net unrealized and realized gain (loss) (2)	(4.39)	0.67
Net increase (decrease) in net assets resulting from operations	(3.72)	1.13
Distributions declared (3)	(0.50)	(0.50)
Total increase (decrease) in net assets	(4.22)	0.63
Net asset value, end of period	$21.80	$25.20
Shares outstanding, end of period	81,267,027	25,106,231
Total return based on NAV (4)	(14.32)%	4.60%
Ratios:
Ratio of net expenses to average net assets (5)	6.52%	9.82%
Ratio of net investment income to average net assets (5)	11.18%	7.44%
Portfolio turnover rate	3.87%	20.97%
Supplemental Data:
Net assets, end of period	$1,771,461	$632,753
Total capital commitments, end of period	$3,240,465	$1,390,990
Ratios of total contributed capital to total committed capital, end of period	64.00%	45.21%
Asset coverage ratio	198.7%	322.8%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the three months ended March 31, 2020 and 2019, the amount shown does not correspond with the aggregate amount for the period as it includes a $0.33 and $0.16 impact, respectively, from the effect of the timing of capital transactions.
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
(5)Amounts are annualized except for expense support amounts relating to organizational costs. For the three months ended March 31, 2020 and 2019, the ratio of total operating expenses to average net assets was 6.43% and 10.47%, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) by the Adviser which represented (0.09%) and 0.65%, respectively, of average net assets.

Note 11. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements.  There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of March 31, 2020, except as discussed below.

In April 2020, the Company received the amount of $324.0 million related to the capital call issued on March 25, 2020.

On April 7, 2020, the Board declared a distribution of $0.0385 per share, which is payable on August 14, 2020 to shareholders of record as of April 7, 2020.

On April 13, 2020, the Company amended the Breckenridge Funding Facility to, among other things, increase the maximum commitment amount to $1,125.0 million.

On April 20, 2020, the Company entered into Subscription Agreements with additional investors totaling $105.8 million of capital commitments in the aggregate.

On May 6, 2020, the Board of Trustees and the Independent Trustees, voting separately, approved the continuance of the Company’s Investment Advisory Agreement and Administration Agreement for a one-year period through May 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “Item 1. Financial Statements.”  This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of and elsewhere in this Form 10-Q.
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
Portfolio and Investment Activity
For the three months ended March 31, 2020, we acquired $1,070.6 million aggregate principal amount (including equity amounts which are aggregate cost) of investments (including $89.8 million of unfunded commitments), $1,068.5 million of which was first lien debt and $2.1 million of which was equity.
For the three months ended March 31, 2019, we acquired $579.8 million aggregate principal amount of investments (including $34.9 million of unfunded commitments), $567.0 million of which was first lien debt and $12.8 million of which was second lien debt.

Our investment activity is presented below (information presented herein is at cost unless otherwise indicated) (dollar amounts in thousands).

	As of and for the three months ended March 31, 2020	As of and for the three months ended March 31, 2019
Investments:
Total investments, beginning of period	$3,067,767	$548,753
New investments purchased	1,025,539	540,294
Net accretion of discount on investments	6,188	766
Net realized gain (loss) on investments	699	1,726
Investments sold or repaid	(130,149)	(158,469)
Total investments, end of period	$3,970,044	$933,070
Amount of investments funded at principal:
First lien debt investments	$1,059,701	$538,526
Second lien debt investments	—	12,750
Equity investments	2,138	—
Total	$1,061,839	$551,276
Proceeds from investments sold or repaid:
First lien debt investments	$(129,244)	$(156,421)
Second lien debt investments	(905)	(322)
Equity investments	—	—
Total	$(130,149)	$(156,743)
Number of portfolio companies	80	54
Weighted average yield on debt and income producing investments, at cost(1)	8.04%	8.86%
Weighted average yield on debt and income producing investments, at fair value(1)	8.78%	8.84%
Percentage of debt investments bearing a floating rate	100%	100%
Percentage of debt investments bearing a fixed rate	—%	—%
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
(2)As of March 31, 2020 and 2019, the weighted average total portfolio yield at cost was 8.01% and 8.86%, respectively. The weighted average total portfolio yield at fair value was 8.74% and 8.84%, respectively.
Our investments consisted of the following (dollar amounts in thousands):

	March 31, 2020			December 31, 2019
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$3,920,281	$3,593,104	98.84%	$3,021,498	$3,046,101	98.50%
Second lien debt	31,821	26,447	0.73	32,782	32,419	1.05
Equity investments	17,942	15,754	0.43	13,487	13,920	0.45
Total	$3,970,044	$3,635,305	100.00%	$3,067,767	$3,092,440	100.00%

As of March 31, 2020 and December 31, 2019, no loans in the portfolio were on non-accrual status.
Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Total investment income	$80,195	15,239
Net expenses	29,419	8,667
Net investment income before excise tax	50,776	6,572
Excise tax expense	104	—
Net investment income after excise tax	50,672	6,572
Net unrealized appreciation (depreciation)	(358,827)	5,671
Net realized gain (loss)	695	1,726
Net increase (decrease) in net assets resulting from operations	$(307,460)	$13,969
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income, was as follows (dollar amounts in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Interest income	$77,591	$15,226
PIK income	2,602	—
Fee income	2	13
Total investment income	$80,195	$15,239
For the three months ended March 31, 2020, total investment income (which includes prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts of $1.9 million and $1.2 million, respectively, which are included within interest income in the Consolidated Statements of Operations) increased from the three months ended March 31, 2019, primarily driven by our deployment of capital and increased invested balance of our investments. The size of our investment portfolio at fair value increased to $3,635.3 million at March 31, 2020 from $935.2 million at March 31, 2019.
The COVID-19 pandemic could cause liquidity issues at our portfolio companies which could restrict their ability to make cash interest payments. Additionally, we may experience full or partial losses on our investments which may ultimately reduce our investment income in future periods.
As of March 31, 2020, with the exception of four equity investments (which represented 0.43% of the total fair value of the portfolio), all investments were income producing senior secured debt investments.
Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Interest expense	$16,071	$4,672
Management fees	6,537	1,492
Income based incentive fee	8,268	1,143
Capital gains incentive fee	(4,218)	475
Professional fees	526	233
Board of Trustees' fees	115	123
Administrative service expenses	583	426
Other general and administrative	830	451
Amortization of offering costs	307	222
Excise tax expense	104	—
Total expenses (including excise tax expense)	29,123	9,237
Expense support	—	(570)
Recoupment of expense support	400	—
Net expenses (including excise tax expense)	$29,523	$8,667
The increase in interest expense for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, was driven by increased borrowings under our credit facilities resulting from increased deployment of capital for investments. For the three months ended March 31, 2020 and 2019, the average principal debt outstanding increased to $1,623.8 million from $353.7 million, respectively, partially offset by a decrease in our weighted average interest rate to 3.82% at March 31, 2020 from 4.95% at March 31, 2019.
The increase in management fees and income based incentive fees for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was driven by a higher level of assets resulting from the deployment of capital. Management fees are calculated using the average value of our gross assets at the end of the two most recently completed calendar quarters. Ending assets at March 31, 2020 was $3,782.5 million compared to $1,016.8 million at March 31, 2019. For the three months ended March 31, 2020 and 2019, there was $55.1 million and $7.6 million of pre-incentive fee net investment income which resulted in income based incentive fees of $8.3 million and $1.1 million, respectively.
For the three months ended March 31, 2020, we accrued capital gains incentive fees of $(4.2) million due to net realized and unrealized losses of $358.1 million in the current period. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As we were at a net realized and unrealized cumulative loss position as of March 31, 2020, all previously accrued capital gains incentive fees were reversed in the current quarter.
Organization costs and offering costs include expenses incurred in our initial formation and our Private Offering. Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of us. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for us. Other general and administrative expenses include insurance, filing, research, our sub-administrator, subscriptions and other costs. The increase in professional fees, administrative service fees and other general and administrative expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, was primarily driven by the deployment of capital.
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
For the three months ended March 31, 2020 and 2019, we incurred $0.1 million and $0.0 million, respectively, of U.S. federal excise tax.
Net Unrealized Gain (Loss)
Net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net unrealized gain (loss) on investments	$(358,814)	$5,553
Net unrealized gain (loss) on forward purchase obligation	—	118
Net unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(13)	—
Net unrealized gain (loss)	$(358,827)	$5,671
For the three months ended March 31, 2020, the net unrealized losses on investments were primarily a result of significant mark downs in the fair value of our investment portfolio, including our quoted syndicated loan investments and our non-quoted investments. The fair value of our investments were negatively impacted by a widening credit spread environment during the quarter due to heightened market volatility resulting from the COVID-19 pandemic. Our investments in certain industries, such as Travel and Leisure and Energy, were most impacted from this market volatility. With respect to quoted investments, the broadly syndicated loan market faced significant technical selling pressure as market participants began selling assets in an effort to realize liquidity. To the extent that the credit risk of our portfolio companies increases as a result of financial impacts due to COVID-19, we may incur additional unrealized losses in the future.
For the three months ended March 31, 2019, the valuations of our debt investments generally increased as a result of a tightening credit spread environment and strength in the syndicated loan market during the period.

Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Net realized gain (loss) on investments	$699	$1,726
Net realized gain (loss) on translation of assets and liabilities in foreign currencies	(4)	—
Net realized gain (loss)	$695	$1,726
For the three months ended March 31, 2020 and 2019, we generated net realized gains of $0.7 million and $1.7 million, respectively, resulting primarily from full or partial sales of quoted loans.
The COVID-19 pandemic may cause us to experience full or partial losses on our investments which may result in realized losses upon the exit of our investments.
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
As of March 31, 2020 and December 31, 2019, we had four revolving credit facilities outstanding, as described in “—Borrowings” below. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2020 and December 31, 2019, we had an aggregate amount of $1,794.1 million and $1,454.2 million of senior securities outstanding and our asset coverage ratio was 198.7% and 215.1%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of March 31, 2020, taken together with our $480.9 million of available capacity under our credit facilities (subject to borrowing base availability) and our $1,166.6 million of uncalled Capital Commitments is expected to be sufficient for our investing activities and to conduct our operations in the near term. However, disruption in the financial markets caused by the COVID-19 outbreak has restricted our access to financing. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing will likely not be on as favorable terms as we could have obtained prior to the outbreak of the pandemic. Furthermore, because of declining values of certain of our assets, we have and may continue to post additional unencumbered assets to secure certain of our loans, leaving less remaining unencumbered assets for future financing. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of March 31, 2020, we had $106.0 million in cash and cash equivalents. During the three months ended March 31, 2020, cash used in operating activities was $721.8 million, primarily as a result of funding portfolio investments of $1,022.9 million; partially offset by proceeds from sale of investments of $130.1 million and an increase in payables for investments purchased of $145.8 million. Cash provided by financing activities was $762.3 million during the period, which was primarily the result of proceeds from the issuance of shares of $446.8 million, net borrowings on our credit facilities of $340.5 million; partially offset by dividends paid in cash of $24.9 million.
As of March 31, 2019, we had $20.6 million in cash and cash equivalents. During the three months ended March 31, 2019, cash used in operating activities was $441.0 million, primarily as a result of funding portfolio investments of $540.3 million and a decrease in payables for investments purchased of $67.1 million; partially offset by proceeds from sale of investments of $158.5 million. Cash provided by financing activities was $455.4 million during the period, which was the result of proceeds from the issuance of shares of $356.5 million, net borrowings on our credit facilities of $99.0 million, partially offset by deferred financing costs of $0.1 million.
Equity
The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2020 (dollar amounts in millions, unless otherwise noted):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
January 30, 2020	16,864,983	$440.9
Total	16,864,983	$440.9
On March 25, 2020, we issued a capital call and delivered capital drawdown notices totaling $324.0 million which was due on April 8, 2020. Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. No cash was received as of March 31, 2020.
The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2019 (dollar amounts in millions, unless otherwise noted):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
January 24, 2019	5,666,095	$142.1
March 28, 2019	9,818,817	247.5
Total	15,484,912	$389.6
Distributions and Dividend Reinvestment

The following table summarizes our distributions declared and payable for the three months ended March 31, 2020 (dollar amounts in thousands, unless otherwise noted):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
January 29, 2020	January 29, 2020	May 15, 2020	$0.1593	$10,241
February 26, 2020	March 31, 2020	May 15, 2020	0.3407	27,688
Total distributions			$0.5000	$37,929
The following table summarizes our distributions declared and payable for the three months ended March 31, 2019 (dollar amounts in thousands, unless otherwise noted):

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
Pursuant to our dividend reinvestment plan, the following table summarize the amounts received and shares issued to shareholders who have not opted out of our dividend reinvestment plan during the three months ended March 31, 2020 (dollars in thousands except per share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 30, 2020	$2,882	112,302
Total distributions	$2,882	112,302

During the three months ended March 31, 2019, there were no DRIP shares issued.

Borrowings

Our outstanding debt obligations were as follows (dollar amounts in thousands):

	March 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$400,000	$213,270	$213,270	$186,730	$142,903
Jackson Hole Funding Facility(3)	600,000	599,190	599,190	810	—
Breckenridge Funding Facility	875,000	853,710	853,710	21,290	21,290
Big Sky Funding Facility	400,000	127,950	127,950	272,050	45,755
Total	$2,275,000	$1,794,120	$1,794,120	$480,880	$209,948

	December 31, 2019
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$400,000	$119,752	$119,752	$280,248	$280,248
Jackson Hole Funding Facility(3)	600,000	514,151	514,151	85,849	5,843
Breckenridge Funding Facility	875,000	820,311	820,311	54,689	10,769
Big Sky Funding Facility	400,000	—	—	400,000	25,481
Total	$2,275,000	$1,454,214	$1,454,214	$820,786	$322,341

(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility's borrowing base.
(3)Under the JPM SPV Facility, we may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2020 and December 31, 2019, we had borrowings denominated in Euros (EUR) of 23.7 million and (EUR) 23.9 million, respectively.
For the three months ended March 31, 2020 and 2019, the weighted average interest rate on all borrowings outstanding was 3.82% and 4.95% (including unused fees), respectively, and the average principal debt outstanding was $1,623.8 million and $353.7 million, respectively.
For additional information on our debt obligations see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 6. Borrowings."
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements.  As of March 31, 2020 and December 31, 2019, we had delayed draw term loans and revolvers with an aggregate of $185.7 million and $179.4 million of unfunded commitments, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the funds it manages. Certain terms of these investments are not finalized at the time of the commitment and each respective fund's allocation may change prior to the date of funding. In this regard, as of March 31, 2020, we estimate $194.5 million respectively of investments that are committed but not yet funded.
Warehousing Transactions
We entered into two Warehousing Transactions whereby we agreed, subject to certain conditions, to purchase certain assets from parties unaffiliated with the Adviser. Such Warehousing Transactions were designed to assist us in deploying capital upon receipt of drawdown proceeds. The Middle Market Warehouse related primarily to originated or anchor investments in middle market loans.  The Syndicated Warehouse related primarily to broadly syndicated loans prior to the acquisition of the equity interests of the Syndicated Warehouse by us and merger of the Syndicated Warehouse with our wholly-owned subsidiary, as described below. See—“Item 1A.—Risk Factors — Risks Related to an Investment in the Shares — Risks related to the Warehousing Transactions” in our annual report on Form 10-K for the year ended December 31, 2019.

For additional information on our Warehousing Transactions see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 7. Commitments and Contingencies."
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2020, management is not aware of any pending or threatened litigation.
Contractual Obligations
Our contractual consisted of the following as of March 31, 2020 (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Facility	$213,270	$213,270	$—	$—	$—
Jackson Hole Funding Facility	599,190	—	—	599,190	—
Breckenridge Funding Facility	853,710	—	—	853,710	—
Big Sky Funding Facility	127,950	—	127,950	—	—
Total Contractual Obligations	$1,794,120	$213,270	$127,950	$1,452,900	$—

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
Recent Developments
During the first quarter of 2020, there was a global outbreak of COVID-19, which has spread to over 100 countries, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

The outbreak of COVID-19 has had and may continue to have a material adverse impact on our financial condition, liquidity, results of operations and NAV, among other factors. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.

Critical Accounting Policies
The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020, and elsewhere in our filings with the SEC. There have been no significant changes in our critical accounting policies and practices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Uncertainty with respect to the economic effects of the COVID-19 outbreak has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to financial market risks, including valuation risk and interest rate risk.
Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, our Audit Committee and independent third-party valuation firms engaged at the direction of the Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
As of March 31, 2020, the fair value at which we may sell our investments in quoted debt investments is not known, but a 10% change in such investments may result in an unrealized gain or loss of $123.6 million.
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
As of March 31, 2020, 100% of our debt investments at fair value were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2020, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$120,831	$(53,824)	$67,007
Up 200 basis points	80,175	(35,882)	44,293
Up 100 basis points	39,520	(17,941)	21,579
Down 100 basis points	(22,583)	17,850	(4,733)
Down 200 basis points	(25,332)	27,087	1,755

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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

The risk factors presented below supplement, update, supersede and/or replace, as appropriate, the risk factors found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Annual Report”).

General economic conditions could adversely affect the performance of our investments.

The global growth cycle is in a mature phase and signs of slowdown are evident in certain regions around the world, although most economists continue to expect moderate economic growth in the near term, with limited signals of an imminent recession in the U.S. as consumer and government spending remain healthy. Although the broader outlook remains constructive and progress was made on trade, including a phase one deal with China and the United States-Mexico-Canada Agreement, geopolitical instability continues to pose risk. In particular, the recent outbreak of the novel coronavirus and related respiratory disease (“COVID-19”) in many countries, which is a rapidly evolving situation, has disrupted global travel and supply chains, and has adversely impacted global commercial activity and a number of industries, such as transportation, hospitality and entertainment. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19, or any future pandemics that may arise, which may have a continued adverse impact on economic and market conditions, and may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on the performance and financial results of the Company, and the value and the liquidity of the shares.

Force Majeure events may adversely affect our operations.

The Company may be affected by force majeure events (e.g., acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, nationalization of industry and labor strikes). Force majeure events could adversely affect the ability of the Company or a counterparty to perform its obligations. The liability and cost arising out of a failure to perform obligations as a result of a force majeure event could be considerable and could be borne by the Company. Certain force majeure events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting the Company. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control, could result in a loss to the Company if an investment is affected, and any compensation provided by the relevant government may not be adequate.

The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economy and already has had and is expected to continue to have a materially adverse impact on our financial condition and results of operations.

During the first quarter of 2020, there was a global outbreak of a novel coronavirus (“COVID-19”), which has spread to over 100 countries, including the United States, and has spread to every state in the United States. On March 11, 2020 the World Health Organization designated COVID-19 as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines, restrictions on travel, closing financial markets and/or restricting trading, and limiting hours of operations of non-essential businesses. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, including industries in which our portfolio companies operate. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

The outbreak of COVID-19 has had, and is expected to continue to have, a material adverse impact on our NAV, financial condition, liquidity, results of operations, and the businesses of our portfolio companies, among other factors. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. Although many or all facets of our business have been or could be impacted by COVID-19, we currently believe the following impacts to be the most material to the Company:

•Our NAV has significantly decreased as a result of the outbreak. As of March 31, 2020, our NAV per share was $21.80 as compared to $26.02 as of December 31, 2019. We expect our NAV per share in the future will be different, and possibly materially different, from our March 31, 2020 NAV per share. The recent decrease was the result of significant mark downs in the fair value of our investment portfolio, including our quoted syndicated loan investments and our private loan and other investments. The fair value of these investments deteriorated as a result of market conditions triggered by the COVID-19 pandemic, including increased credit risk for our portfolio companies as their businesses were impacted by the outbreak and technical selling pressure as other market participants began selling assets in an effort to realize liquidity. It’s possible that the fair value of our investments, and therefore our NAV per share, could continue to decrease during the period of the COVID-19 outbreak and potentially longer. We believe our investments in portfolio companies in certain industries have been and will continue to be most affected by the COVID-19 outbreak, but the majority of our investments have been and may continue to be affected by the outbreak.

•The portfolio companies that are borrowers of our loans may not be able to make interest payments, which would adversely impact our net income and results of operations. Many of these portfolio companies’ businesses are adversely affected by COVID-19 and are experiencing lost revenue as quarantines and other social disruption have slowed or stopped purchases of their products or services or have forced them to limit or suspend operations. Furthermore, although most of our loans are secured by first lien security interests in the applicable portfolio company’s assets, if a portfolio company defaults on its loan there is no guarantee we will be able to recover the principal amount of the loan.

•Disruption in the financial markets caused by the COVID-19 outbreak has restricted our access to financing. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing will likely not be on as favorable terms as we could have obtained prior to the outbreak of the pandemic. Furthermore, because of declining values of certain of our assets, we have and may continue to post additional unencumbered assets to secure certain of our loans, leaving less remaining unencumbered assets for future financing. These factors may limit our ability to make new investments and adversely impact our results of operations.

The immediately preceding outcomes are those we consider to be most material as a result of the pandemic. We have also experienced and may experience other negative impacts to our business as a result of the pandemic that could exacerbate other risks described in this prospectus, including:

•weakening financial conditions of or the bankruptcy or insolvency of portfolio companies, which may result in the inability of such portfolio companies to meet debt obligations, delays in collecting accounts receivable, defaults, or forgiveness or deferral of interest payments from such portfolio companies;

•significant volatility in the markets for syndicated loans, which could cause rapid and large fluctuations in the values of such investments and adverse effects on the liquidity of any such investments;

•deteriorations in credit and financing market conditions, which may adversely impact our ability to access financing for our investments on favorable terms or at all;

•operational impacts on our Adviser, Administrator and our other third-party advisors, service providers, vendors and counterparties, including independent valuation firms, our sub-administrator, our lenders and other providers of financing, brokers and other counterparties that we purchase and sell assets to and from, derivative counterparties, and legal and diligence professionals that we rely on for acquiring our investments;

•limitations on our ability to ensure business continuity in the event our, or our third-party advisors’ and service providers’ continuity of operations plan is not effective or improperly implemented or deployed during a disruption;

•the availability of key personnel of the Adviser, Administrator and our other service providers as they face changed circumstances and potential illness during the pandemic;

•difficulty in valuing our assets in light of significant changes in the financial markets, including difficulty in forecasting discount rates and making market comparisons, and circumstances affecting the Adviser’s, Administrator’s and our service providers’ personnel during the pandemic;

•limitations on our ability to raise new capital and to call capital from existing investors;

•significant changes to the valuations of pending investments; and

•limitations on our ability to make distributions to our shareholders due to material adverse impacts on our cash flows from operations or liquidity.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.

The outbreak of the epidemics/pandemics could adversely affect the performance of our investments.

Certain countries have been susceptible to epidemics/pandemics, most recently COVID-19, which has been designated as a pandemic by world health authorities. The outbreak of such epidemics/pandemics, together with any resulting restrictions on travel or quarantines imposed, has had and will continue to have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and thereby is expected to adversely affect the performance of the Company’s investments. Furthermore, the rapid development of epidemics/pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments.
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

10.1
Fourth Amendment to the Revolving Credit Agreement between BGSL Breckenridge Funding LLC, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated April 13, 2020.*

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

Blackstone / GSO Secured Lending Fund

Date:	May 7, 2020	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer

Date:	May 7, 2020	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer
Chief Financial Officer