Form 10-Q
period 2020-06-30
Blackstone / GSO Secured Lending Fund
filed 2020-07-30
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒
The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of July 28, 2020 was 101,753,593.

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
•general economic and political trends and other external factors, including the current novel coronavirus ("COVID-19") pandemic;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Blackstone / GSO Secured Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (cost of $4,189,892 and $3,067,767 at June 30, 2020 and December 31, 2019, respectively)	$4,034,627	$3,092,440
Cash and cash equivalents	73,923	65,495
Interest receivable from non-controlled/non-affiliated investments	22,111	16,990
Deferred financing costs	9,181	5,172
Deferred offering costs	222	760
Receivable for investments sold	27,504	2,726
Subscription Receivable	10	5,942
Other assets	495	582
Total assets	$4,168,073	$3,190,107
LIABILITIES
Debt	$1,708,475	$1,454,214
Payable for investments purchased	108,879	10,086
Due to affiliates	2,205	2,007
Management fees payable	7,454	5,045
Income based incentive fee payable	8,616	6,345
Capital gains incentive fee payable	—	4,218
Interest payable	3,584	5,496
Distribution payable (Note 8)	47,583	27,827
Accrued expenses and other liabilities	132	1,752
Total liabilities	1,886,928	1,516,990
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, $0.001 par value (unlimited shares authorized; 96,326,239 and 64,289,742 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	96	64
Additional paid in capital	2,407,906	1,635,915
Subscribed but unissued shares (Note 8)	125,602	—
Subscriptions receivable (Note 8)	(125,602)	—
Distributable earnings (loss)	(126,857)	37,138
Total net assets	2,281,145	1,673,117
Total liabilities and net assets	$4,168,073	$3,190,107
NET ASSET VALUE PER SHARE	$23.68	$26.02
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$78,494	$29,069	$156,085	$44,295
Payment in-kind interest income	2,641	—	5,243	—
Fee income	24	570	26	583
Total investment income	81,159	29,639	161,354	44,878
Expenses:
Interest expense	14,441	7,783	30,512	12,455
Management fees	7,454	2,499	13,991	3,991
Income based incentive fee	8,616	2,612	16,884	3,755
Capital gains incentive fee	—	1,587	(4,218)	2,062
Professional fees	334	314	860	547
Board of Trustees' fees	111	101	226	224
Administrative service expenses (Note 3)	508	406	1,091	832
Other general and administrative	638	928	1,468	1,379
Amortization of offering costs	232	195	539	417
Total expenses	32,334	16,425	61,353	25,662
Expense support (Note 3)	—	—	—	(570)
Recoupment of expense support (Note 3)	400	200	800	200
Net expenses	32,734	16,625	62,153	25,292
Net investment income before excise tax	48,425	13,014	99,201	19,586
Excise tax expense	—	—	104	—
Net investment income after excise tax	48,425	13,014	99,097	19,586
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	178,860	9,149	(179,954)	14,702
Forward purchase obligation (Note 7)	—	(50)	—	68
Translation of assets and liabilities in foreign currencies	14	(67)	1	(67)
Net unrealized appreciation (depreciation)	178,874	9,032	(179,953)	14,703
Realized gain (loss):
Non-controlled/non-affiliated investments	1,650	1,486	2,349	3,212
Foreign currency transactions	28	66	24	66
Net realized gain (loss)	1,678	1,552	2,373	3,278
Net realized and unrealized gain (loss)	180,552	10,584	(177,580)	17,981
Net increase (decrease) in net assets resulting from operations	$228,977	$23,598	$(78,483)	$37,567
Net investment income per share (basic and diluted)	$0.51	$0.51	$1.16	$0.98
Earnings (loss) per share (basic and diluted)	$2.41	$0.92	$(0.92)	$1.88
Weighted average shares outstanding (basic and diluted)	95,088,676	25,664,270	85,472,680	20,001,496
Distributions declared per share	$0.50	$0.50	$1.00	$1.00
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, March 31, 2020	$81	$2,079,631	$(308,251)	$1,771,461
Issuance of common shares	15	324,031	—	324,046
Reinvestment of dividends	—	4,244	—	4,244
Net investment income	—	—	48,425	48,425
Subscribed but unissued shares	5	125,597	—	125,602
Subscriptions receivable	(5)	(125,597)	—	(125,602)
Net realized gain (loss) on investments	—	—	1,678	1,678
Net change in unrealized appreciation (depreciation) on investments	—	—	178,874	178,874
Dividends declared from net investment income	—	—	(47,583)	(47,583)
Balance, June 30, 2020	$96	$2,407,906	$(126,857)	$2,281,145

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2019	$64	$1,635,915	$37,138	$1,673,117
Issuance of common shares	32	764,865	—	764,897
Reinvestment of dividends	—	7,126	—	7,126
Net investment income	—	—	99,097	99,097
Subscribed but unissued shares	5	125,597	—	125,602
Subscriptions receivable	(5)	(125,597)	—	(125,602)
Net realized gain (loss) on investments	—	—	2,373	2,373
Net change in unrealized appreciation (depreciation) on investments	—	—	(179,953)	(179,953)
Dividends declared from net investment income	—	—	(85,512)	(85,512)
Balance, June 30, 2020	$96	$2,407,906	$(126,857)	$2,281,145

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund
Consolidated Statements of Changes in Net Assets (continued)
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, March 31, 2019	$25	$628,813	$3,914	$632,752
Issuance of common shares	13	319,663	—	319,676
Reinvestment of dividends	—	519	—	519
Net investment income	—	—	13,014	13,014
Net realized gain (loss) on investments	—	—	1,552	1,552
Net change in unrealized appreciation (depreciation) on investments	—	—	9,032	9,032
Dividends declared from net investment income	—	—	(12,837)	(12,837)
Balance, June 30, 2019	$38	$948,995	$14,675	$963,708

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2018	$10	$239,247	$(2,892)	$236,365
Issuance of common shares	28	709,229	—	709,257
Reinvestment of dividends	—	519	—	519
Net investment income	—	—	19,586	19,586
Net realized gain (loss) on investments	—	—	3,278	3,278
Net change in unrealized appreciation (depreciation) on investments	—	—	14,703	14,703
Dividends declared from net investment income	—	—	(20,000)	(20,000)
Balance, June 30, 2019	$38	$948,995	$14,675	$963,708

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(78,483)	$37,567
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	179,954	(14,702)
Net unrealized (appreciation) depreciation on forward purchase obligation	—	(68)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(1)	67
Net realized (gain) loss on investments	(2,349)	(3,212)
Payment-in-kind interest capitalized	(5,327)	—
Net accretion of discount and amortization of premium	(13,656)	(2,270)
Amortization of deferred financing costs	1,188	700
Amortization of offering costs	538	417
Purchases of investments	(1,511,052)	(1,274,408)
Proceeds from sale of investments and principal repayments	410,259	320,547
Changes in operating assets and liabilities:
Interest receivable	(5,121)	(8,310)
Receivable for investments sold	(24,778)	6,002
Other assets	87	(26)
Payable for investments purchased	98,793	(144,588)
Due to affiliates	198	1,765
Management fee payable	2,408	2,190
Income based incentive fee payable	2,271	2,612
Capital gains incentive fee payable	(4,218)	2,062
Interest payable	(1,912)	1,954
Accrued expenses and other liabilities	(215)	(547)
Net cash provided by (used in) operating activities	(951,416)	(1,072,248)
Cash flows from financing activities:
Borrowings on credit facilities	801,141	964,233
Repayments on credit facilities	(546,895)	(498,347)
Deferred financing costs paid	(6,610)	(674)
Dividends paid in cash	(58,622)	(6,643)
Proceeds from issuance of common shares	770,830	648,224
Net cash provided by (used in) financing activities	959,844	1,106,793
Net increase (decrease) in cash and cash equivalents	8,428	34,545
Cash and cash equivalents, beginning of period	65,495	6,228
Cash and cash equivalents, end of period	$73,923	$40,773
Supplemental information and non-cash activities:
Interest paid during the period	$30,948	$9,729
Distribution payable	$47,583	$12,837
Subscription receivable	$10	$61,033
Reinvestment of distributions during the period	$7,126	$519
Non-cash deferred financing costs activity	$(1,413)	$1,275
Accrued but unpaid offering costs	$—	$453
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments June 30, 2020 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
Corfin Holdings, Inc. (4)	L + 6.00%	7.00%	2/5/2026	$204,488	$200,672	$200,398	8.79%
TCFI AEVEX, LLC (4)(7)	L + 6.00%	7.00%	3/18/2026	76,125	74,525	74,445	3.26
					275,197	274,842	12.05
Air Freight & Logistics
Livingston International Inc. (4)(6)	L + 5.75%	6.06%	4/30/2026	122,758	118,701	116,620	5.11
Mode Purchaser, Inc. (4)	L + 6.25%	7.25%	12/9/2026	177,879	174,607	167,651	7.35
R1 Holdings, LLC (4)(7)	L + 6.00%	7.06%	1/2/2026	50,262	49,531	48,502	2.13
					342,839	332,773	14.59
Auto Components
GC EOS Buyer, Inc.	L + 4.50%	5.58%	8/1/2025	26,168	23,007	22,553	0.99
Building Products
Jacuzzi Brands, LLC (4)	L + 6.50%	7.50%	2/25/2025	99,721	98,250	90,248	3.96
Latham Pool Products, Inc.	L + 6.00%	6.18%	6/18/2025	52,550	50,994	51,061	2.24
Lindstrom, LLC (4)	L + 6.25%	7.25%	4/7/2025	130,142	128,167	123,634	5.42
Mi Windows And Doors, LLC (4)	L + 5.50%	6.50%	11/6/2026	34,902	33,191	33,681	1.48
The Wolf Organization, LLC (4)	L + 6.50%	7.50%	9/3/2026	80,563	79,136	79,354	3.48
					389,739	377,978	16.57
Capital Markets
Advisor Group Holdings, Inc.	L + 5.00%	5.18%	7/31/2026	24,659	23,094	22,988	1.01
Chemicals
Alchemy US Holdco 1, LLC	L + 5.50%	5.68%	10/10/2025	1,863	1,859	1,756	0.08
DCG Acquisition Corp. (4)(7)	L + 7.50%	7.81%	9/30/2026	40,000	39,000	39,000	1.71
Polymer Additives, Inc.	L + 6.00%	6.76%	7/31/2025	29,602	28,428	21,943	0.96
USALCO, LLC (4)(7)	L + 7.25%	8.50%	6/1/2026	167,169	162,768	162,707	7.13
VDM Buyer, Inc. (4)	L + 6.75%	7.65%	4/22/2025	€24,145	26,738	25,492	1.12
VDM Buyer, Inc. (4)(7)	L + 6.75%	7.85%	4/22/2025	63,410	62,394	59,605	2.61
					321,187	310,502	13.61
Commercial Services & Supplies
Genuine Financial Holdings, LLC	L + 3.75%	4.02%	7/12/2025	6,531	5,927	5,891	0.26
JSS Holdings, Inc. (4)	L + 6.25% (incl. 2.00% PIK)	7.25%	10/20/2025	240,170	237,555	222,757	9.77
Research Now Group, LLC	L + 5.50%	6.50%	12/20/2024	31,328	30,722	29,091	1.28
The Action Environmental Group, Inc (4)(7)	L + 6.00%	7.25%	1/16/2026	118,872	116,469	112,334	4.92
					390,673	370,074	16.22

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments June 30, 2020 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Communications Equipment
MLN US Holdco, LLC (6)	L + 4.50%	4.68%	11/30/2025	3,291	2,945	2,717	0.12
Construction & Engineering
Brand Industrial Services, Inc	L + 4.25%	5.29%	6/21/2024	13,972	12,931	12,842	0.56
IEA Energy Services LLC	L + 6.75%	7.06%	9/25/2024	24,517	23,413	23,863	1.05
Therma, LLC (4)	L + 6.50%	7.50%	3/29/2025	152,087	149,547	146,383	6.42
					185,890	183,089	8.03
Containers & Packaging
GS Pretium Holdings, Inc. (4)(7)	L + 6.25%	7.25%	1/15/2027	53,369	52,372	52,351	2.30
Distributors
Bution Holdco 2, Inc. (4)	L + 6.25%	7.25%	10/17/2025	124,063	121,873	116,619	5.11
Construction Supply Acquisition, LLC (4)	L + 6.00%	7.44%	10/1/2025	157,590	154,429	149,711	6.56
EIS Buyer, LLC (4)(7)	L + 6.25%	7.25%	9/30/2025	82,717	81,270	78,788	3.45
Fastlane Parent Company, Inc.	L + 4.50%	4.68%	2/4/2026	29,588	29,113	28,034	1.23
PSS Industrial Group Corp. (4)	L + 6.00%	7.00%	4/10/2025	57,064	53,657	42,798	1.88
Tailwind Colony Holding Corporation (4)	L + 7.50%	8.50%	11/13/2024	31,919	31,582	30,004	1.32
Unified Door and Hardware Group, LLC (4)	L + 6.25%	7.25%	6/30/2025	38,313	37,676	37,738	1.65
					509,600	483,692	21.20
Diversified Financial Services
SelectQuote, Inc. (4)	L + 6.00%	7.00%	11/5/2024	59,714	57,949	60,311	2.64
Electronic Equipment, Instruments & Components
Convergeone Holdings, Inc.	L + 5.00%	5.18%	1/4/2026	14,691	14,216	12,498	0.55
Energy Equipment & Services
Abaco Energy Technologies LLC (4)	L + 7.00%	8.50%	10/4/2024	58,541	57,045	54,150	2.37
Tetra Technologies, Inc. (4)(6)	L + 6.25%	7.25%	9/10/2025	24,055	23,915	20,446	0.90
					80,960	74,597	3.27
Health Care Equipment & Supplies
Lifescan Global Corporation	L + 6.00%	7.18%	10/1/2024	15,103	14,630	13,759	0.60
Surgical Specialties Corp (US) Inc. (4)(6)	L + 5.00%	6.07%	5/7/2025	33,165	32,087	29,849	1.31
					46,717	43,607	1.91
Health Care Providers & Services
CT Technologies Intermediate Holdings, Inc.	L + 4.25%	5.25%	12/1/2021	9,974	9,375	9,278	0.41
Epoch Acquisition, Inc. (4)	L + 6.75%	7.75%	10/4/2024	24,940	24,695	23,942	1.05
The GI Alliance Management, LLC (4)(7)	L + 6.25%	7.25%	11/2/2024	152,964	151,256	146,621	6.43
Odyssey Holding Company, LLC (4)	L + 5.75%	7.45%	11/16/2025	17,263	17,058	16,917	0.74
					202,384	196,758	8.63

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments June 30, 2020 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Technology
Precyse Acquisition Corporation	L + 4.50%	5.50%	10/20/2022	1,978	1,966	1,645	0.07
Hotels, Restaurants & Leisure
Excel Fitness Holdings, Inc.	L + 5.25%	6.25%	10/7/2025	46,824	44,967	41,673	1.83
United PF Holdings, LLC (4)	L + 8.50%	9.50%	12/30/2026	7,000	6,861	7,070	0.31
					51,828	48,743	2.14
Industrial Conglomerates
Tailwind Smith Cooper Intermediate Corporation	L + 5.00%	6.08%	5/28/2026	30,838	29,809	27,503	1.21
Vertical US Newco, Inc. (4)(6)	L + 4.25%	4.55%	7/1/2027	19,200	18,816	18,816	0.82
Vertical US Newco, Inc. (6)	L + 5.25%	6.00%	7/15/2027	2,577	2,577	2,577	0.11
					51,202	48,896	2.14
Insurance
SG Acquisition Inc. (4)	L + 5.75%	5.93%	1/27/2027	111,404	109,312	109,733	4.81
Interactive Media & Services
Bungie, Inc. (4)	L + 6.25%	7.25%	8/28/2024	47,200	46,611	46,492	2.04
Internet & Direct Marketing Retail
Shutterfly, Inc.	L + 6.00%	7.00%	9/25/2026	30,868	28,379	28,487	1.25
IT Services
Travelport Worldwide Ltd. (6)	L + 5.00%	6.07%	5/29/2026	103,210	97,838	68,846	3.02
WEB.com Group, Inc.	L + 3.75%	3.94%	10/10/2025	26,223	22,235	24,944	1.09
					120,072	93,790	4.11
Machinery
Apex Tool Group, LLC	L + 5.25%	6.50%	8/1/2024	53,993	52,712	48,680	2.13
Titan Acquisition, Ltd (6)	L + 3.00%	3.36%	3/28/2025	27,359	24,785	25,136	1.10
					77,497	73,817	3.24
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc. (4)(6)	L + 6.25%	7.75%	11/26/2024	150,862	148,869	147,845	6.48
Paper & Forest Products
Pixelle Specialty Solutions, LLC	L + 6.50%	7.50%	10/31/2024	16,221	15,923	15,438	0.68
Professional Services
APFS Staffing Holdings, Inc.	L + 4.75%	4.93%	4/15/2026	22,500	22,127	21,881	0.96
GI Revelation Acquisition LLC	L + 5.00%	5.18%	4/16/2025	44,867	42,201	41,090	1.80
Minotaur Acquisition, Inc.	L + 5.00%	5.18%	3/27/2026	35,187	33,367	32,694	1.43
VT Topco, Inc.	L + 3.50%	3.68%	8/1/2025	7,653	7,117	7,079	0.31
					104,812	102,745	4.50

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments June 30, 2020 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Software
LD Intermediate Holdings, Inc.	L + 5.88%	7.25%	12/9/2022	20,651	19,939	19,825	0.87
MRI Software, LLC (4)(7)	L + 5.50%	6.50%	2/10/2026	20,820	20,604	19,877	0.87
PaySimple, Inc. (4)(7)	L + 5.50%	5.69%	8/23/2025	31,434	30,881	28,242	1.24
Rocket Software, Inc.	L + 4.25%	4.43%	11/28/2025	4,477	3,926	4,311	0.19
Vero Parent, Inc.	L + 6.00%	7.00%	8/16/2024	45,758	41,305	44,671	1.96
					116,655	116,926	5.13
Specialty Retail
CustomInk, LLC (4)	L + 6.21%	7.21%	5/3/2026	133,125	130,952	127,134	5.57
Spencer Spirit Holdings, Inc.	L + 6.00%	6.18%	6/19/2026	47,196	44,797	42,319	1.86
					175,749	169,453	7.43
Technology Hardware, Storage & Peripherals
Diebold Nixdorf, Inc. (6)	L + 9.25%	9.44%	8/31/2022	3,946	3,927	3,949	0.17
Electronics For Imaging, Inc.	L + 5.00%	5.18%	7/23/2026	34,825	32,713	27,338	1.20
Lytx, Inc. (4)(7)	L + 6.00%	7.00%	2/28/2026	69,662	68,519	68,450	3.00
					105,159	99,736	4.37
Trading Companies & Distributors
The Cook & Boardman Group, LLC	L + 5.75%	6.75%	10/17/2025	50,522	49,544	46,481	2.04
SRS Distribution, Inc.	L + 3.00%	4.32%	5/23/2025	7,319	6,422	6,946	0.30
					55,966	53,427	2.34
Transportation Infrastructure
Spireon, Inc. (4)	L + 6.50%	7.63%	10/4/2024	23,076	22,869	21,576	0.95
Total First Lien Debt					$4,151,638	$4,000,079	175.36%
Second Lien Debt
IT Services
WEB.COM Group, Inc.	L + 7.75%	7.94%	10/9/2026	16,607	$15,936	$14,266	0.63%
Software
Rocket Software, Inc.	L + 8.25%	9.01%	11/27/2026	3,500	3,386	2,842	0.12
Total Second Lien Debt					$19,322	$17,108	0.75%
Unsecured Debt
Industrial Conglomerates
Vertical HoldCo GmbH (6)	L + 7.63%	9.00%	7/15/2028	1,705	$1,705	$1,705	0.06%
Total Unsecured Debt					$1,705	$1,705	0.06%

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments June 30, 2020 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity
Corfin Holdco, Inc. - Common Stock (4)				2,137,866	$4,767	$4,767	0.21%
CustomInk, LLC - Series A Preferred Units (4)				384,520	5,200	5,003	0.22
Mode Holdings, L.P. - Class A-2 Units (4)				5,486,923	5,487	4,280	0.19
EIS Acquisition Holdings, LP - Class A Units (4)				7,519	1,773	1,685	0.07
Total Equity Investments					$17,227	$15,735	0.69%
Total Investment Portfolio					$4,189,892	$4,034,627	176.87%
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund					$6,895	$6,895	0.30%
Other Cash and Cash Equivalents					67,028	67,028	2.94
Total Cash and Cash Equivalents					$73,923	$73,923	3.24%
Total Portfolio Investments, Cash and Cash Equivalents					$4,263,815	$4,108,551	180.11%

(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2020, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2020, the Company is not an “affiliated person” of any of its portfolio companies.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2020. As of June 30, 2020, the reference rates for our variable rate loans were the 30-day L at 0.16%, the 90-day L at 0.30% and the 180-day L at 0.37% and P at 3.25%. Variable rate loans typically include a base rate floor feature, which is generally 1.00%. As of June 30, 2020, 77.5% of the portfolio at fair value had a base rate floor above zero.
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
(5)Each of the Company’s funded debt investments is pledged as collateral under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2020, non-qualifying assets represented 11.9% of total assets as calculated in accordance with regulatory requirements.
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

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments June 30, 2020 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
DCG Acquisition Corporation	Delayed Draw Term Loan	6/30/2021	$50,000	$—
EIS Buyer, LLC	Delayed Draw Term Loan	9/30/2020	16,800	—
GS Pretium Holdings, Inc.	Delayed Draw Term Loan	1/15/2022	10,899	(218)
Lytx, Inc.	Delayed Draw Term Loan	2/28/2022	16,761	(168)
MRI Software, LLC	Delayed Draw Term Loan	1/31/2022	1,561	—
MRI Software, LLC	Revolver	2/10/2026	1,516	(163)
PaySimple, Inc.	Delayed Draw Term Loan	8/23/2025	490	—
R1 Holdings, LLC	Delayed Draw Term Loan	1/2/2021	14,513	—
TCFI AEVEX, LLC	Delayed Draw Term Loan	3/18/2022	15,789	(158)
The Action Environmental Group, Inc.	Delayed Draw Term Loan	4/16/2021	7,992	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	11/2/2024	22,461	(225)
USALCO, LLC	Delayed Draw Term Loan	6/1/2022	11,295	(282)
VDM Buyer, Inc.	Delayed Draw Term Loan	10/22/2020	18,000	—
LSF11 Skyscraper Holdco S.à r.l (Note 7)	First Lien Debt	1/31/2021	194,472	—
Total First Lien Debt Unfunded Commitments			$382,549	$(1,214)

The accompanying notes are an integral part of these consolidated financial statements

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments December 31, 2019 (in thousands)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt
Air Freight and Logistics
Livingston International Inc. (6)	L + 5.75%	7.69%	4/30/2026	$116,415	$113,249	$115,105	6.88%
Mode Purchaser, Inc. (4)	L + 6.25%	8.14%	12/9/2026	178,325	174,791	174,759	10.45
R1 Holdings, LLC (4)(7)	L + 6.00%	7.69%	1/2/2026	44,732	44,047	44,732	2.67
					332,087	334,596	20.00
Building Products
Jacuzzi Brands, LLC (4)(7)	L + 6.50%	8.30%	2/25/2025	91,640	90,132	90,723	5.42
Latham Pool Products, Inc.	L + 6.00%	7.76%	6/13/2025	53,571	51,824	52,812	3.16
Lindstrom, LLC (4)	L + 6.25%	8.48%	4/7/2025	130,633	128,444	129,980	7.77
Mi Windows and Doors, LLC	L + 5.50%	7.21%	11/26/2026	30,000	28,382	30,038	1.80
The Wolf Organization, LLC (4)	L + 6.50%	8.41%	9/3/2026	74,813	73,386	74,625	4.46
					372,168	378,178	22.61
Chemicals
Alchemy US Holdco 1, LLC	L + 5.50%	7.24%	10/10/2025	3,900	3,892	3,843	0.23
Polymer Additives, Inc. (4)	L + 6.00%	7.80%	7/31/2025	29,752	28,457	24,248	1.45
VDM Buyer, Inc. (4)	L + 6.75%	8.69%	4/22/2025	€24,267	26,828	26,695	1.60
VDM Buyer, Inc. (4)(7)	L + 6.75%	8.71%	4/22/2025	63,730	62,603	62,455	3.73
					121,780	117,241	7.01
Commercial Services & Supplies
Research Now Group, LLC	L + 5.50%	7.41%	12/20/2024	28,662	28,296	28,701	1.72
JSS Holdings, Inc. (4)	L + 6.25% (incl. 2.00% PIK)	7.99%	10/18/2025	237,678	234,806	234,707	14.03
					263,102	263,408	15.75
Construction & Engineering
IEA Energy Services LLC	L + 8.25%	10.19%	9/25/2024	10,200	9,804	10,315	0.62
Therma, LLC (4)	L + 6.50%	8.46%	3/29/2025	128,421	126,114	127,137	7.60
					135,918	137,452	8.22
Distributors
Bution Holdco 2, Inc. (4)	L + 6.25%	7.99%	10/17/2025	124,688	122,280	122,194	7.30
Construction Supply Acquisition, LLC (4)(7)	L + 6.00%	7.69%	10/1/2025	135,756	132,800	134,738	8.05
Tailwind Colony Holding Corporation (4)	L + 7.50%	9.44%	11/13/2024	32,081	31,703	31,439	1.88
EIS Buyer, LLC (4)(7)	L + 6.25%	8.05%	9/30/2025	134,072	131,504	131,390	7.85
EIS Buyer, LLC (4)	L + 6.25%	8.05%	9/30/2020	19,551	19,259	19,258	1.15
Fastlane Parent Company, Inc. (4)	L + 4.50%	6.45%	2/4/2026	34,738	34,131	34,477	2.06
PSS Industrial Group Corp. (4)	L + 6.00%	7.94%	4/10/2025	58,695	54,825	57,374	3.43
Unified Door and Hardware Group, LLC (4)(7)	L + 6.25%	8.19%	6/30/2025	39,048	38,333	38,852	2.32
					564,835	569,722	34.04
Diversified Financial Services
SelectQuote, Inc. (4)	L + 6.00%	7.70%	11/5/2024	78,087	75,497	77,697	4.64

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments December 31, 2019 (in thousands)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Electronic Equipment, Instruments & Components				.
Convergeone Holdings, Inc.	L + 5.00%	6.80%	1/4/2026	14,766	14,244	14,165	0.85
Energy Equipment & Services
Abaco Energy Technologies LLC (4)	L + 7.00%	8.69%	10/4/2024	58,836	57,157	57,071	3.41
Tetra Technologies, Inc. (4)(6)	L + 6.25%	8.05%	9/10/2025	24,055	23,901	23,213	1.39
					81,058	80,284	4.80
Health Care Equipment & Supplies
Lifescan Global Corporation	L + 6.00%	8.06%	10/1/2024	22,862	22,072	21,890	1.31
Surgical Specialties Corp (US) Inc. (6)	L + 5.00%	6.80%	5/7/2025	33,416	32,218	33,166	1.98
					54,290	55,056	3.29
Health Care Providers & Services
Epoch Acquisition, Inc. (4)	L + 6.75%	8.49%	10/4/2024	25,066	24,791	25,066	1.50
The GI Alliance Management, LLC (4)(7)	L + 6.25%	8.19%	11/2/2024	109,902	107,804	108,191	6.47
Odyssey Holding Company, LLC (4)	L + 5.75%	7.78%	11/16/2025	13,628	13,483	13,492	0.81
					146,078	146,749	8.78
Health Care Technology
Precyse Acquisition Corporation	L + 4.50%	6.30%	10/20/2022	2,962	2,940	2,482	0.15
Hotels, Restaurants & Leisure
Excel Fitness Holdings, Inc.	L + 5.25%	7.05%	10/7/2025	47,059	45,018	47,118	2.82
Industrial Conglomerates
Tailwind Smith Cooper Intermediate Corporation	L + 5.00%	6.80%	5/28/2026	32,502	31,754	31,202	1.86
Interactive Media & Services
Bungie, Inc. (4)	L + 6.25%	8.05%	8/28/2024	47,200	46,541	46,846	2.80
Internet & Direct Marketing Retail
Shutterfly, Inc.	L + 6.00%	7.94%	9/25/2026	44,053	40,216	41,611	2.49
IT Services
Travelport Worldwide Ltd. (6)	L + 5.00%	6.94%	5/29/2026	103,730	97,896	97,299	5.81
Media
DiscoverOrg, LLC	L + 4.50%	6.30%	2/2/2026	13,092	12,978	13,157	0.79
Radiate Holdco LLC (5)	L + 3.50%	5.30%	2/1/2024	4,975	4,908	5,015	0.30
					17,886	18,172	1.09
Machinery
Apex Tool Group, LLC	L + 5.25%	7.30%	8/1/2024	50,955	49,820	50,391	3.01
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance Inc.(4)(7)	L + 6.25%	8.17%	11/26/2024	150,862	148,662	148,599	8.87

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments December 31, 2019 (in thousands)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Professional Services
APFS Staffing Holdings, Inc.	L + 5.00%	6.79%	4/15/2026	22,614	22,206	22,614	1.35
Minotaur Acquisition, Inc.	L + 5.00%	6.80%	3/27/2026	17,597	17,283	17,377	1.04
GI Revelation Acquisition LLC	L + 5.00%	6.80%	4/16/2025	15,155	14,714	14,341	0.86
					54,203	54,332	3.25
Software
LD Intermediate Holdings, Inc.	L + 5.88%	7.93%	12/9/2022	14,572	14,314	14,608	0.87
PaySimple, Inc. (4)(5)(7)	L + 5.50%	7.30%	8/23/2025	26,488	25,984	26,328	1.57
Vero Parent, Inc.	L + 6.00%	7.91%	8/16/2024	51,000	45,471	48,705	2.91
					85,769	89,641	5.35
Specialty Retail
CustomInk, LLC (4)	L + 6.00%	8.21%	5/3/2026	133,125	130,766	132,459	7.92
Spencer Spirit Holdings, Inc.	L + 6.00%	7.79%	6/19/2026	49,875	47,102	49,485	2.96
					177,868	181,944	10.88
Trading Companies & Distributors
The Cook & Boardman Group, LLC	L + 5.75%	7.67%	10/17/2025	6,806	6,751	6,567	0.39
Technology Hardware, Storage & Peripherals
Electronics For Imaging, Inc.	L + 5.00%	6.94%	7/23/2026	35,000	32,703	32,703	1.95
Transportation Infrastructure
Spireon, Inc. (4)(7)	L + 6.50%	8.44%	10/4/2024	22,646	22,414	22,646	1.35
Total First Lien Debt					$3,021,498	$3,046,101	182.06%
Second Lien Debt
Commercial Services & Supplies
TKC Holdings, Inc.	L + 8.00%	9.80%	2/1/2024	1,000	997	910	0.05
IT Services
WEB.COM Group, Inc.	L + 7.75%	9.49%	10/9/2026	16,607	15,882	16,031	0.96
Media
DiscoverOrg, LLC	L + 8.50%	10.19%	2/1/2027	11,250	11,100	11,306	0.68
Software
Imperva, Inc.	L + 7.75%	9.74%	1/11/2027	1,421	1,426	1,249	0.07
Rocket Software, Inc.	L + 8.25%	10.05%	11/27/2026	3,500	3,377	2,923	0.17
					4,803	4,172	0.24
Total Second Lien Debt					$32,782	$32,419	1.93%
Equity Investments
CustomInk, LLC - Series A Preferred Units (4)				384,520	$5,200	$5,633	0.34%
EIS Acquisition Holdings, LP - Class A Units (4)				11,200	2,800	2,800	0.17
Mode Holdings, L.P. - Class A-2 Units (4)				5,486,923	5,487	5,487	0.33
Total Equity Investments					13,487	13,920	0.84%
Total Investment Portfolio					$3,067,767	$3,092,440	184.83%

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments December 31, 2019 (in thousands)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount	Cost (3)	Fair Value	Percentage of Net Assets
Cash and Cash Equivalents
Other Cash and Cash Equivalents					65,495	65,495	3.91
Total Portfolio Investments, Cash and Cash Equivalents					$3,133,262	$3,157,935	188.74%
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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2019. As of December 31, 2019, the reference rates for our variable rate loans were the 30-day L at 1.76%, the 90-day L at 1.91% and the 180-day L at 1.91% and P at 4.75%. Variable rate loans typically include a base rate floor feature, which is generally 1.00%. As of December 31, 2019, 79.1% of the portfolio at fair value had a base rate floor above zero.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Construction Supply Acquisition LLC	Delayed Draw Term Loan	10/1/2025	$22,626	$—
Jacuzzi Brands, LLC	Delayed Draw Term Loan	2/25/2021	8,450	—
PaySimple, Inc.	Delayed Draw Term Loan	8/23/2025	5,588	—
R1 Holdings, LLC	Delayed Draw Term Loan	1/2/2021	20,282	—
Spireon, Inc.	Delayed Draw Term Loan	6/30/2020	6,375	—
EIS Acquisition Holdings, LP	Delayed Draw Term Loan	9/30/2020	16,800	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	11/2/2024	66,143	(612)
Unified Door and Hardware Group, LLC	Delayed Draw Term Loan	6/29/2020	15,094	—
VDM Buyer, Inc	Delayed Draw Term Loan	10/22/2020	18,000	—
Total First Lien Debt Unfunded Commitments			$179,358	$(612)

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
The Company is conducting a private offering (the “Private Offering”) of its common shares of beneficial interest (i) to accredited investors, as defined in Regulation D under the Securities Act of 1933, as amended (the “1933 Act”), and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons,” as defined in Regulation S under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. At each closing of the Private Offering, each investor makes a capital commitment (“Capital Commitment”) to purchase shares of the beneficial interest of the Company pursuant to a subscription agreement entered into with the Company.  Investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their Capital Commitments on as as-needed basis each time the Company delivers a notice to investors.
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

There is an ongoing global outbreak of COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The outbreak has had a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of June 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries.

As of June 30, 2020, the Company's consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”) and BGSL Big Sky Funding LLC ("Big Sky Funding") and BGSL Investments LLC ("BGSL Investments" and collectively with Jackson Hole Funding, Breckenridge Funding and Big Sky Funding, the "SPVs").
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
•The Audit Committee reviews the valuation recommendations made by the Adviser's Valuation Committee, including the independent valuation firms' valuations, and once approved, recommends them for approval by the Board; and
•The Board reviews the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Audit Committee, the Adviser's Valuation Committee and, where applicable, the independent valuation firms and other external service providers.

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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of June 30, 2020 and December 31, 2019, the Company had $27.5 million and $2.7 million, respectively, of receivables for investments sold. As of June 30, 2020 and December 31, 2019, the Company had $108.9 million and $10.1 million, respectively, of payables for investments purchased.
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

Revenue Recognition

Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums.  Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method.  The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any.  Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and six months ended June 30, 2020, the Company recorded $0.1 million and $2.0 million in prepayment premiums, respectively, and $1.9 million and $3.1 million in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively. For the three and six months ended June 30, 2019, the Company did not record any prepayment premiums or accelerated accretion of upfront loan origination fees and unamortized discounts.
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions.  PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity.  Such income is included in interest income in the Consolidated Statements of Operations.  If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status.  When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income.  To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three and six months ended June 30, 2020, the Company recorded PIK income of $2.6 million and $5.2 million, respectively. For the three and six months ended June 30, 2019, the Company did not record any PIK income.
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

The Company will not bear more than an amount equal to 0.10% of the aggregate Capital Commitments of the Company for organization and offering expenses in connection with the offering of shares. If actual organization and offering costs incurred exceed 0.10% of the Company’s total Capital Commitments, the Adviser or its affiliate will bear the excess costs.  To the extent the Company’s Capital Commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total Capital Commitments and provided further that the Adviser of its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three and six months ended June 30, 2020 and 2019, the Company did not accrue any organization costs. For the three and six months ended June 30, 2020, the Company accrued offering costs of $0.2 million and $0.5 million, respectively. For the three and six months ended June 30, 2019, the Company accrued offering costs of $0.2 million and $0.4 million, respectively.
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
For the three and six months ended June 30, 2020, the Company incurred $0.0 million and $0.1 million, respectively, of U.S. federal excise tax. For the three and six months ended June 30, 2019, the Company incurred no U.S. federal excise tax.
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
Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the quarter ended June 30, 2020.
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
The Company pays the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders. The initial term of the Investment Advisory Agreement was two years from October 1, 2018, and on May 6, 2020, it was renewed and approved by the Board, including a majority of trustees who are not parties to the Investment Advisory Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) (the “Independent Trustees”), for a one-year period. Unless earlier terminated, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board and by the vote of a majority of the Independent Trustees.
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
For the three and six months ended June 30, 2020, base management fees were $7.5 million and $14.0 million, respectively. For the three and six months ended June 30, 2019, base management fees were $2.5 million and $4.0 million, respectively. As of June 30, 2020 and December 31, 2019, $7.5 million and $5.0 million, respectively, was payable to the Adviser relating to management fees.
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
For the three and six months ended June 30, 2020, the Company accrued income based incentive fees of $8.6 million and $16.9 million, respectively. For the three and six months ended June 30, 2019, the Company accrued income based incentive fees of $2.6 million and $3.8 million, respectively. As of June 30, 2020 and December 31, 2019, $8.6 million and $6.3 million, respectively, was payable to the Adviser for income based incentive fees.

For the three and six months ended June 30, 2020, the Company accrued capital gains incentive fees of $0.0 million and $(4.2) million, respectively. For the three and six months ended June 30, 2019, the Company accrued capital gains incentive fees of $1.6 million and $2.1 million, respectively. As of June 30, 2020, the Company did not have any accrued capital gains incentive fee since there were cumulative net unrealized and realized losses as of such date. As of December 31, 2019, the Company had accrued capital gains incentive fees of $4.2 million, none of which was payable on such date under the Investment Advisory Agreement.
Administration Agreement
On October 1, 2018, the Company entered into an Administration Agreement with GSO.  Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the United States Securities and Exchange Commission (“SEC”), preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Administrator may also offer to provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The initial term of the agreement was two years from October 1, 2018, and on May 6, 2020, it was renewed and approved by the Board and a majority of the Independent Trustees for a one-year period. Unless earlier terminated, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is approved at least annually by (i) the vote of the Board or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Independent Trustees.
For providing these services, the Company will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, information technology, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three and six months ended June 30, 2020 and 2019.
For the three and six months ended June 30, 2020, the Company incurred $0.5 million and $1.1 million, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2019, the Company incurred $0.4 million and $0.8 million, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statements of Operations. As of June 30, 2020 and December 31, 2019, $0.7 million and $0.9 million, respectively, was unpaid and included in due to affiliate in the Consolidated Statements of Assets and Liabilities, respectively.
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

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's commencement of operations:

For the Quarters Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
December 31, 2018	$1,696	$(1,600)	$96
March 31, 2019	570	—	570
Total	$2,266	$(1,600)	$666

For the three and six months ended June 30, 2020, the Adviser did not make any Expense Payments. For the three and six months ended June 30, 2020, the Company made Reimbursement Payments related to Expense Payments by the Adviser of $0.4 million and $0.8 million, respectively.
For the three and six months ended June 30, 2019, the Adviser made Expense Payments of $0.0 million and $0.6 million, respectively. For the three and six months ended June 30, 2019, the Company made Reimbursement Payments related to Expense Payments by the Adviser of $0.2 million and $0.2 million, respectively. The Company may or may not reimburse remaining expense support in the future.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2020			December 31, 2019
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$4,151,638	$4,000,079	99.15%	$3,021,498	$3,046,101	98.50%
Second lien debt	19,322	17,108	0.42	32,782	32,419	1.05
Unsecured debt	1,705	1,705	0.04	—	—	—
Equity	17,227	15,735	0.39	13,487	13,920	0.45
Total	$4,189,892	$4,034,627	100.00%	$3,067,767	$3,092,440	100.00%

The industry composition of investments at fair value was as follows:

	June 30, 2020	December 31, 2019
Aerospace & Defense	6.93%	—%
Air Freight & Logistics	8.35	11.00
Auto Components	0.56	—
Building Products	9.37	12.23
Capital Markets	0.57	—
Chemicals	7.70	3.79
Commercial Services & Supplies	9.17	8.55
Communications Equipment	0.07	—
Construction & Engineering	4.54	4.44
Containers & Packaging	1.30	—
Distributors	12.04	18.51
Diversified Financial Services	1.49	2.51
Electronic Equipment, Instruments & Components	0.31	0.46
Energy Equipment & Services	1.85	2.60
Health Care Equipment & Supplies	1.08	1.78
Health Care Providers & Services	4.88	4.75
Health Care Technology	0.04	0.08
Hotels, Restaurants & Leisure	1.21	1.52
Industrial Conglomerates	1.25	1.01
Insurance	2.72	—
Interactive Media & Services	1.15	1.51
Internet & Direct Marketing Retail	0.71	1.35
IT Services	2.68	3.66
Machinery	1.83	1.63
Media	—	0.95
Oil, Gas & Consumable Fuels	3.66	4.81
Paper & Forest Products	0.38	—
Professional Services	2.55	1.76
Software	2.97	3.03
Specialty Retail	4.32	6.07
Technology Hardware, Storage & Peripherals	2.47	1.06
Trading Companies & Distributors	1.32	0.21
Transportation Infrastructure	0.53	0.73
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$3,799,699	$3,676,180	91.11%	161.15%
Canada	292,355	289,601	7.18	12.70
United Kingdom	97,838	68,846	1.71	3.02
Total	$4,189,892	$4,034,627	100.00%	176.87%

	December 31, 2019
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,675,743	$2,698,272	87.25%	161.27%
Canada	261,911	263,704	8.53	15.76
Luxembourg	130,113	130,464	4.22	7.80
Total	$3,067,767	$3,092,440	100.00%	184.83%

As of June 30, 2020 and December 31, 2019, no loans in the portfolio were on non-accrual status.

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
The following table presents the fair value hierarchy of financial instruments:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$841,788	$3,158,291	$4,000,079
Second lien debt	—	17,108	—	17,108
Unsecured debt	—	1,705	—	1,705
Equity investments	—	—	15,735	15,735
Total	$—	$860,601	$3,174,026	$4,034,627

	December 31, 2019
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$804,708	$2,241,393	$3,046,101
Second lien debt	—	32,419	—	32,419
Equity investments	—	—	13,920	13,920
Total	$—	$837,127	$2,255,313	$3,092,440

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended June 30, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$2,842,666	$—	$15,754	$2,858,420
Purchases of investments	255,823	—	—	255,823
Proceeds from principal repayments and sales of investments	(26,685)	—	(716)	(27,401)
Accretion of discount/amortization of premium	3,884	—	—	3,884
Net realized gain (loss)	(5)	—	—	(5)
Net change in unrealized appreciation (depreciation)	110,693	—	697	111,390
Transfers into Level 3 (1)	30,333	—	—	30,333
Transfers out of Level 3 (1)	(58,418)	—	—	(58,418)
Fair value, end of period	$3,158,291	$—	$15,735	$3,174,026
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2020 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$110,704	$—	$697	$111,401

	Six Months Ended June 30, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$2,241,393	$—	$13,920	$2,255,313
Purchases of investments	1,002,358	—	4,455	1,006,813
Proceeds from principal repayments and sales of investments	(100,627)	—	(715)	(101,342)
Accretion of discount/amortization of premium	7,972	—	—	7,972
Net realized gain (loss)	—	—	—	—
Net change in unrealized appreciation (depreciation)	(112,388)	—	(1,925)	(114,313)
Transfers into Level 3 (1)	178,308	—	—	178,308
Transfers out of Level 3 (1)	(58,725)	—	—	(58,725)
Fair value, end of period	$3,158,291	$—	$15,735	$3,174,026
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2020 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$(112,390)	$—	$(1,925)	$(114,315)

	Three Months Ended June 30, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments	Forward Purchase Obligation
Fair value, beginning of period	$527,685	$12,818	$—	$540,503	$(104)
Purchases of investments	391,759	13,479	5,200	410,438	—
Proceeds from principal repayments and sales of investments	(46,281)	—	—	(46,281)	—
Accretion of discount/amortization of premium	725	1	—	726	—
Net change in unrealized appreciation (depreciation)	2,157	602	—	2,759	(50)
Transfers into Level 3 (1)	43,452	—	—	43,452	—
Transfers out of Level 3 (1)	(52,298)	(12,817)	—	(65,115)	—
Fair value, end of period	$867,199	$14,083	$5,200	$886,482	$(154)
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2019 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$2,340	$602	$—	$2,942	$(50)

	Six Months Ended June 30, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments	Forward Purchase Obligation
Fair value, beginning of period	$328,125	$—	$—	$328,125	$(222)
Purchases of investments	613,081	24,561	5,200	642,842	—
Proceeds from principal repayments and sales of investments	(58,532)	—	—	(58,532)	—
Accretion of discount/amortization of premium	1,067	4	—	1,071	—
Net change in unrealized appreciation (depreciation)	4,722	796	—	5,518	68
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	(21,264)	(11,278)	—	(32,542)	—
Fair value, end of period	$867,199	$14,083	$5,200	$886,482	$(154)
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2019 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$4,527	$602	$—	$5,129	$68
(1)For the three and six months ended June 30, 2020 and 2019, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2020
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$2,751,606	Yield analysis	Discount rate	6.30%	10.74%	8.44%
	406,685	Market quotations	Broker quoted price	75.00	101.00	93.55
	3,158,291
Investments in equity	15,735	Market approach	Performance multiple	6.00x	12.25x	9.76x
Total	$3,174,026

	December 31, 2019
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$1,886,531	Yield analysis	Discount rate	7.68%	13.58%	8.39%
	354,862	Market quotations	Broker quoted price	81.50	99.50	97.87
	2,241,393
Investments in equity	13,920	Market approach	Performance multiple	6.15x	13.50x	10.18x
Total	$2,255,313
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
Note 6. Borrowings

In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2020 and December 31, 2019, the Company’s asset coverage was 233.5% and 215.1%, respectively.
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
As of June 30, 2020 and December 31, 2019, the Company was in compliance with all covenants and other requirements of the Subscription Facility.
Jackson Hole Funding Facility
On November 16, 2018, BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), the Company’s wholly-owned subsidiary that holds primarily originated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended on February 6, 2019 and September 20, 2019, July 28, 2020 and as further amended from time to time, the “Jackson Hole Funding Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent, Citibank, N.A., serves as collateral agent and securities intermediary, Virtus Group, LP serves as collateral administrator and the Company serves as portfolio manager under the Jackson Hole Funding Facility.
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

The initial maximum commitment amount of the Jackson Hole Funding Facility was $300 million. Effective September 20, 2019, the maximum commitment amount of the Jackson Hole Funding Facility was increased to $600 million and effective July 28, 2020, the maximum commitment amount of the Jackson Hole Funding Facility was reduced to $400 million. The Jackson Hole Funding Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Jackson Hole Funding Facility to up to $900 million. Proceeds from borrowings under the Jackson Hole Funding Facility may be used to fund portfolio investments by Jackson Hole Funding and to make advances under delayed draw term loans where Jackson Hole Funding is a lender. The period during which Jackson Hole Funding may make borrowings under the Jackson Hole Funding Facility expires on November 16, 2021 and the Jackson Hole Funding Facility is scheduled to mature on May 16, 2023 (“Maturity Date”).
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
As of June 30, 2020 and December 31, 2019, the Company was in compliance with all covenants and other requirements of the Jackson Hole Funding Facility.
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
As of June 30, 2020 and December 31, 2019, the Company was in compliance with all covenants and other requirements of the Breckenridge Funding Facility.
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
The initial maximum commitment amount of the Big Sky Funding Facility is $400 million. Effective May 14, 2020, Big Sky Funding exercised its accordion feature under the Big Sky Funding Facility, which increased the maximum commitment amount to $500 million. Proceeds from borrowings under the Big Sky Funding Facility may be used to fund portfolio investments by Big Sky Funding and to make advances under revolving loans or delayed draw term loans where Big Sky Funding is a lender. All amounts outstanding under the Big Sky Funding Facility must be repaid by December 10, 2022.
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
As of June 30, 2020 and December 31, 2019, the Company was in compliance with all covenants and other requirements of the Big Sky Funding Facility.
Revolving Credit Facility
On June 15, 2020, the Company, entered into a senior secured revolving credit facility (which was subsequently amended on June 29, 2020 and as further amended from time to time, the “Revolving Credit Facility”) with Citibank, N.A. (“Citi”). Citi serves as administrative agent and collateral agent.

The Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $550 million. Effective June 29, 2020, the maximum commitment amount of the Revolving Credit Facility increased to $650 million. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. The Revolving Credit Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to up to $1.2 billion. The Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $100 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries in the ordinary course of business. Availability of the revolver under the Revolving Credit Facility will terminate on the date that is four years after the closing date of the Revolving Credit Facility and all amounts outstanding under the Revolving Credit Facility must be repaid by the date that is five years after the closing date of the Revolving Credit Facility pursuant to an amortization schedule.

Loans under the Revolving Credit Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by Citi, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.5%, and (c) one month LIBOR plus 1% per annum) plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 0.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.875%, and (y) for loans for which the Company elects the Eurocurrency option, the applicable LIBO Rate for the related Interest Period for such Borrowing plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 1.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.875%. The Company will pay an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. The Company will pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the Revolving Credit Facility.

The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets.

In connection with the Revolving Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition, the Company must comply with the following financial covenants: (a) the Company must maintain a minimum shareholders’ equity, measured as of each fiscal quarter end; and (b) the Company must maintain at all times a 150% asset coverage ratio.

The Revolving Credit Facility contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, Citi may terminate the commitments and declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable.
As of June 30, 2020, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

The Company’s outstanding debt obligations were as follows:

	June 30, 2020
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$400,000	$26,510	$26,510	$373,490	$230,726
Jackson Hole Funding Facility(3)	600,000	532,385	532,385	67,615	67,615
Breckenridge Funding Facility	1,125,000	912,050	912,050	212,950	158,690
Big Sky Funding Facility	500,000	172,530	172,530	327,470	58,038
Revolving Credit Facility	650,000	65,000	65,000	585,000	507,682
Total	$3,275,000	$1,708,475	$1,708,475	$1,566,525	$1,022,751

	December 31, 2019
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$400,000	$119,752	$119,752	$280,248	$280,248
Jackson Hole Funding Facility(3)	600,000	514,151	514,151	85,849	5,843
Breckenridge Funding Facility	875,000	820,311	820,311	54,689	10,769
Big Sky Funding Facility	400,000	—	—	400,000	25,481
Total	$2,275,000	$1,454,214	$1,454,214	$820,786	$322,341
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the JPM SPV Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2020 and December 31, 2019, the Company had borrowings denominated in Euros (EUR) of 23.7 million and (EUR) 23.9 million, respectively.
As of June 30, 2020 and December 31, 2019, $3.2 million and $5.3 million, respectively, of interest expense and $0.4 million and $0.2 million, respectively, of unused commitment fees were included in interest payable. For the three and six months ended June 30, 2020, the weighted average interest rate on all borrowings outstanding was 3.36% and 3.59% (including unused fees), respectively, and the average principal debt outstanding was $1,644.3 million and $1,634.1 million, respectively. For the three and six months ended June 30, 2019, the weighted average interest rate on all borrowings outstanding was 4.53% and 4.67% (including unused fees), respectively, and the average principal debt outstanding was $651.2 million and $503.3 million, respectively.
The components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Borrowing interest expense	$13,073	$7,204	$28,318	$11,314
Facility unused fees	723	168	1,005	440
Amortization of financing costs	645	411	1,189	701
Total interest expense	$14,441	$7,783	$30,512	$12,455
Cash paid for interest expense	$15,225	$8,472	$30,948	$9,729

Note 7. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements.  As of June 30, 2020 and December 31, 2019, the Company had delayed draw term loans and revolvers with an aggregate of $188.1 million and $179.4 million of unfunded commitments, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the funds it manages. Certain terms of these investments are not finalized at the time of the commitment and each respective fund's allocation may change prior to the date of funding. In this regard, as of June 30, 2020, we estimate $194.5 million respectively of investments that are committed but not yet funded.
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
Since the Company had a contractual obligation to acquire all qualifying assets in the Middle Market Warehouse through a forward purchase agreement, the mark-to-market gain/loss of all investments was recognized in the Company’s consolidated financial statements. The Company did not, however, have any direct interest in the underlying assets nor did it have the power to control the activities most significant to the economic performance of the Middle Market Warehouse, and therefore, such assets were not included in the Company’s consolidated financial statements. This gain/loss amount is calculated as the difference between (1) the current purchase price the Company would be obligated to pay to purchase each asset under the forward purchase agreement and (2) the current fair value as determined by the Company’s valuation policy. For the three and six months ended June 30, 2019, the Company accrued $(0.1) million and $0.1 million, respectively, relating to this forward purchase obligation.
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
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2020, management is not aware of any pending or threatened material litigation.
Note 8. Net Assets
Subscriptions and Drawdowns

In connection with its formation, the Company has the authority to issue an unlimited number of shares at $0.001 per share par value.
During the three and six months ended June 30, 2020 and 2019, the Company entered into additional subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of June 30, 2020, the Company had received Capital Commitments totaling $3,766.2 million ($1,368.3 million remaining undrawn), of which $84.5 million ($29.4 million remaining undrawn) are from affiliated entities of the Adviser.
The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2020 (dollars in millions):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
January 30, 2020	16,864,983	$440.9
April 8, 2020	14,864,518	324.0
Total	31,729,501	$764.9
On June 30, 2020, the Company issued a capital call and delivered capital drawdown notices totaling $125.6 million, which was due on July 15, 2020. Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. No cash was received related to this capital call as of June 30, 2020.
The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2019 (dollars in millions):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
January 24, 2019	5,666,095	$142.1
March 28, 2019	9,818,817	247.5
June 27, 2019	12,453,261	319.7
Total	27,938,173	$709.3
Distributions
The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2020 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
January 29, 2020	January 29, 2020	May 15, 2020	$0.1593	$10,241
February 26, 2020	March 31, 2020	May 15, 2020	0.3407	27,688
April 7, 2020	April 7, 2020	August 14, 2020	0.0385	3,129
June 29, 2020	June 30, 2020	August 14, 2020	0.4615	44,454
Total distributions			$1.0000	$85,512

The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2019 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
January 22, 2019	January 23, 2019	May 15, 2019	$0.1239	$1,192
February 28, 2019	March 27, 2019	May 15, 2019	0.3536	5,406
March 26, 2019	March 31, 2019	May 15, 2019	0.0225	565
June 26, 2019	June 26, 2019	August 14, 2019	0.4780	12,010
June 26, 2019	June 30, 2019	August 14, 2019	0.0220	827
Total distributions			$1.0000	$20,000
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

The following table summarizes the amounts received and shares issued to shareholders who have not opted out of the DRIP during the six months ended June 30, 2020 (dollars in thousands except per share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 30, 2020	$2,882	112,302
May 15, 2020	4,244	194,694
Total distributions	$7,126	306,996

The following table summarizes the amounts received and shares issued to shareholders who have not opted out of the DRIP during the six months ended June 30, 2019 (dollars in thousands except per share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
May 15, 2019	$519	20,605
Total distributions	$519	20,605

Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net increase (decrease) in net assets resulting from operations	$228,977	$23,598	$(78,483)	$37,567
Weighted average shares outstanding (basic and diluted)	95,088,676	25,664,270	85,472,680	20,001,496
Earnings (loss) per common share (basic and diluted)	$2.41	$0.92	$(0.92)	$1.88

Note 10. Financial Highlights
The following are the financial highlights for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Per Share Data:
Net asset value, beginning of period	$26.02	$24.57
Net investment income (1)	1.16	0.98
Net unrealized and realized gain (loss) (2)	(2.50)	1.09
Net increase (decrease) in net assets resulting from operations	(1.34)	2.07
Distributions declared (3)	(1.00)	(1.00)
Total increase (decrease) in net assets	(2.34)	1.07
Net asset value, end of period	$23.68	$25.64
Shares outstanding, end of period	96,326,239	37,580,097
Total return based on NAV (4)	(4.95)%	8.50%
Ratios:
Ratio of net expenses to average net assets (5)	6.23%	9.88%
Ratio of net investment income to average net assets (5)	9.91%	7.65%
Portfolio turnover rate	11.51%	31.05%
Supplemental Data:
Net assets, end of period	$2,281,145	$963,708
Total capital commitments, end of period	$3,766,197	$2,456,574
Ratios of total contributed capital to total committed capital, end of period	63.67%	38.61%
Asset coverage ratio	233.5%	248.0%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the six months ended June 30, 2020 and 2019, the amount shown does not correspond with the aggregate amount for the period as it includes a ($0.42) and $0.19 impact, respectively, from the effect of the timing of capital transactions.
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
(5)Amounts are annualized except for expense support amounts relating to organizational costs. For the six months ended June 30, 2020 and 2019, the ratio of total operating expenses to average net assets was 6.15% and 10.02%, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) by the Adviser which represented (0.08%) and 0.14%, respectively, of average net assets.
Note 11. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements.  There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of June 30, 2020, except as discussed below.

In July 2020, the Company received the amount of $125.6 million related to the capital call issued on June 30, 2020.

On July 10, 2020, the Company entered into Subscription Agreements with additional investors totaling $4.0 million of capital commitments in the aggregate.

On July 14, 2020, the Board declared a distribution of $0.0761 per share, which is payable on November 14, 2020 to shareholders of record as of July 14, 2020.

On July 15, 2020, the Company issued a capital call notice to call $2.9 million of capital commitments. Proceeds from the capital call were due, and the related issuance of 123,229 shares occurred, on July 28, 2020.

On July 15, 2020, the Company and U.S. Bank National Association entered into an Indenture (the “Base Indenture”) and a Supplemental Indenture to the Base Indenture (the “First Supplemental Indenture,” and together with the Base Indenture, the “Indenture”). The First Supplemental Indenture relates to the Fund’s issuance of $400.0 million aggregate principal amount of its 3.650% notes due 2023 (the “Notes”). The Notes will mature on July 14, 2023 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture.

The Notes bear interest at a rate of 3.650% per year payable semi-annually on January 14 and July 14 of each year, commencing on January 14, 2021. The Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Fund later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Fund’s subsidiaries, financing vehicles or similar facilities.

The Notes were offered to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the 1933 Act and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act (the “Notes Offering”). In connection with the Notes Offering, the Company entered into a Registration Rights Agreement, dated as of July 15, 2020 (the “Registration Rights Agreement”), with Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC, as the representatives of the initial purchasers of the Notes. Pursuant to the Registration Rights Agreement, the Company is obligated to file with the SEC a registration statement relating to an offer to exchange the Notes for new notes issued by the Company that are registered under the Securities Act and otherwise have terms substantially identical to those of the Notes, and to use its commercially reasonable efforts to cause such registration statement to be declared effective. If the Company is not able to effect the exchange offer, the Company will be obligated to file a shelf registration statement covering the resale of the Notes and use its commercially reasonable efforts to cause such registration statement to be declared effective. If the Company fails to satisfy its registration obligations by certain dates specified in the Registration Rights Agreement, it will be required to pay additional interest to the holders of the Notes.

On July 27, 2020, the Board declared a distribution of $0.0707 per share, which is payable on November 14, 2020 to shareholders of record as of July 27, 2020.

On July 28, 2020, the Company amended the Jackson Hole Funding Facility to, among other things, decrease the maximum commitment amount from $600 million to $400 million.

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
Portfolio and Investment Activity
For the three months ended June 30, 2020, we acquired $535.6 million aggregate principal amount of investments (including $61.3 million of unfunded commitments), $493.7 million of which was first lien debt and $41.9 million of which was unsecured debt.
For the three months ended June 30, 2019, we acquired $780.5 million aggregate principal amount of investments (including $30.0 million of unfunded commitments), $761.1 million of which was first lien debt and $14.2 million of which was second lien debt and $5.2 million of which was equity.

Our investment activity is presented below (information presented herein is at cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended June 30, 2020	As of and for the three months ended June 30, 2019
Investments:
Total investments, beginning of period	$3,970,044	$933,070
New investments purchased	490,840	734,115
Net accretion of discount on investments	7,468	1,504
Net realized gain (loss) on investments	1,650	1,486
Investments sold or repaid	(280,110)	(162,078)
Total investments, end of period	$4,189,892	$1,508,097
Amount of investments funded at principal:
First lien debt investments	$470,885	$734,588
Second lien debt investments	—	14,189
Unsecured debt	41,938	—
Equity investments	—	5,200
Total	$512,823	$753,977
Proceeds from investments sold or repaid:
First lien debt investments	$(227,563)	$(161,983)
Second lien debt investments	(11,250)	(95)
Unsecured debt	(40,582)	—
Equity investments	(715)	—
Total	$(280,110)	$(162,078)
Number of portfolio companies	74	47
Weighted average yield on debt and income producing investments, at cost(1)	7.68%	9.04%
Weighted average yield on debt and income producing investments, at fair value(1)	7.98%	8.97%
Percentage of debt investments bearing a floating rate	99.89%	100.00%
Percentage of debt investments bearing a fixed rate	0.11%	0.00%
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
(2)As of June 30, 2020 and 2019, the weighted average total portfolio yield at cost was 7.65% and 9.01%, respectively. The weighted average total portfolio yield at fair value was 7.94% and 8.94%, respectively.
Our investments consisted of the following (dollar amounts in thousands):

	June 30, 2020			December 31, 2019
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$4,151,638	$4,000,079	99.15%	$3,021,498	$3,046,101	98.50%
Second lien debt	19,322	17,108	0.42	32,782	32,419	1.05
Unsecured debt	1,705	1,705	0.04	—	—	—
Equity	17,227	15,735	0.39	13,487	13,920	0.45
Total	$4,189,892	$4,034,627	100.00%	$3,067,767	$3,092,440	100.00%

As of June 30, 2020 and December 31, 2019, no loans in the portfolio were on non-accrual status.
Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total investment income	$81,159	$29,639	$161,354	$44,878
Net expenses	32,734	16,625	62,153	25,292
Net investment income before excise tax	48,425	13,014	99,201	19,586
Excise tax expense	—	—	104	—
Net investment income after excise tax	48,425	13,014	99,097	19,586
Net unrealized appreciation (depreciation)	178,874	9,032	(179,953)	14,703
Net realized gain (loss)	1,678	1,552	2,373	3,278
Net increase (decrease) in net assets resulting from operations	$228,977	$23,598	$(78,483)	$37,567
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income, was as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income	$78,494	$29,069	$156,085	$44,295
Payment in-kind interest income	2,641	—	5,243	—
Fee income	24	570	26	583
Total investment income	$81,159	$29,639	$161,354	$44,878
Total investment income increased to $81.2 million for the three months ended June 30, 2020 from $29.6 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments. Total investment income increased to $161.4 million for the six months ended June 30, 2020 from $44.9 million for the same period in the prior year. The increases were primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $4,034.6 million at June 30, 2020 from $1,519.7 million at June 30, 2019.
The COVID-19 pandemic could cause operational and/or liquidity issues at our portfolio companies which could restrict their ability to make cash interest payments. Additionally, we may experience full or partial losses on our investments which may ultimately reduce our investment income in future periods.
As of June 30, 2020, with the exception of four equity investments (which represented 0.39% of the total fair value of the portfolio), all investments were income producing senior secured debt investments.
Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense	$14,441	$7,783	$30,512	$12,455
Management fees	7,454	2,499	13,991	3,991
Income based incentive fee	8,616	2,612	16,884	3,755
Capital gains incentive fee	—	1,587	(4,218)	2,062
Professional fees	334	314	860	547
Board of Trustees' fees	111	101	226	224
Administrative service expenses	508	406	1,091	832
Other general and administrative	638	928	1,468	1,379
Amortization of offering costs	232	195	539	417
Excise tax expense	—	—	104	—
Total expenses (including excise tax expense)	32,334	16,425	61,457	25,662
Expense support	—	—	—	(570)
Recoupment of expense support	400	200	800	200
Net expenses (including excise tax expense)	$32,734	$16,625	$62,257	$25,292
Interest Expense
Total interest expense (including other debt financing expenses), increased to $14.4 million for the three months ended June 30, 2020 from $7.8 million for the same period in the prior year primarily driven by increased borrowings under our credit facilities resulting from increased deployment of capital for investments. The average principal debt outstanding increased to $1,644.3 million for the three months ended June 30, 2020 from $651.2 million, partially offset by a decrease in our weighted average interest rate to 3.36% at June 30, 2020 from 4.53% at June 30, 2019 for the same period in the prior year.
Total interest expense (including other debt financing expenses), increased to $30.5 million for the six months ended June 30, 2020 from $12.5 million for the same period in the prior year primarily driven by increased borrowings under our credit facilities resulting from increased deployment of capital for investments. The average principal debt outstanding increased to $1,634.1 million for the six months ended June 30, 2020 from $503.3 million, partially offset by a decrease in our weighted average interest rate to 3.59% at June 30, 2020 from 4.67% at June 30, 2019 for the same period in the prior year.
Management Fees
Management fees increased to $7.5 million for the three months ended June 30, 2020 from $2.5 million for the same period in prior year primarily due to an increase in gross assets. Management fees increased to $14.0 million for the six months ended June 30, 2020 from $4.0 million for the same period in the prior year. The increases were primarily due to an increase in gross assets. Our total gross assets increased to $4,168.1 million at June 30, 2020 from $1,648.3 million at June 30, 2019.
Income Based Incentive Fees
Income based incentive fees increased to $8.6 million for the three months ended June 30, 2020 from $2.6 million for the same period in the prior year primarily due to our deployment of capital. Pre-incentive fee net investment income increased to $57.4 million for the three months ended June 30, 2020 from $17.4 million for the same period in the prior year.
Income based incentive fees increased to $16.9 million for the six months ended June 30, 2020 from $3.8 million for the same period in the prior year primarily due to our deployment of capital. Pre-incentive fee net investment income increased to $112.6 million for the six months ended June 30, 2020 from $25.0 million for the same period in the prior year.
Capital Gains Incentive Fees
Capital gains incentive fees decreased to $0.0 million for the three months ended June 30, 2020 from $1.6 million for the same period in the prior year. Capital gains incentive fees decreased to $(4.2) million for the six months ended June 30, 2020 from $2.1 million for the same period in the prior year. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As we were at a net realized and unrealized cumulative loss position as of June 30, 2020, there was no capital gains incentive fee accrual.
Other Expenses
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
Total other expenses decreased to $1.8 million for the three months ended June 30, 2020 from $1.9 million for the same period in prior year. The decrease mainly related higher technology related expenses for the same period in the prior year, partially offset by higher professional fees.
Total other expenses increased to $4.2 million for the six months ended June 30, 2020 from $3.4 million for the same period in prior year primarily driven by an increase of professional fees and administrative service expense for the same period in the prior year.
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
For the three and six months ended June 30, 2020, we incurred $0.0 million and $0.1 million, respectively, of U.S. federal excise tax. For the three and six months ended June 30, 2019 we incurred $0.0 million and $0.0 million, respectively, of U.S. federal excise tax.
Net Unrealized Gain (Loss)
Net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net unrealized gain (loss) on investments	$178,860	$9,149	$(179,954)	$14,702
Net unrealized gain (loss) on forward purchase obligation	—	(50)	—	68
Net unrealized gain (loss) on translation of assets and liabilities in foreign currencies	14	(67)	1	(67)
Net unrealized gain (loss)	$178,874	$9,032	$(179,953)	$14,703

For the three months ended June 30, 2020, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to March 31, 2020. The fair value of our debt investments as a percentage of principal increased by 4.7% as compared to a 0.1% increase in fair value of our debt investments for the same period in prior year. The unrealized gain was partially driven by a partial recovery from the COVID-19 pandemic as spreads tightened and the private and syndicated leverage loan markets have recovered off of prior quarter lows.

For the six months ended June 30, 2020, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2019. The fair value of our debt investments as a percentage of principal decreased by 4.5% as compared to a 1.2% increase in fair value of our debt investments for the same period in prior year. The fair value of our investments were negatively impacted during the six months ended June 30, 2020 due to heightened market volatility resulting from the COVID-19 pandemic. To the extent that the credit risk of our portfolio companies increases as a result of financial impacts due to COVID-19, we may incur additional unrealized losses in the future.

Net Realized Gain (Loss)

The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net realized gain (loss) on investments	$1,650	$1,486	$2,349	$3,212
Net realized gain (loss) on translation of assets and liabilities in foreign currencies	28	66	24	66
Net realized gain (loss)	$1,678	$1,552	$2,373	$3,278

For the three and six months ended June 30, 2020, we generated net realized gains of $1.7 million and $2.4 million, respectively, resulting primarily from full or partial sales of quoted loans.
For the three and six months ended June 30, 2019, we generated net realized gains of $1.6 million and $3.3 million, respectively, resulting primarily from full or partial sales of quoted loans.
The COVID-19 pandemic may cause us to experience full or partial losses on our investments, which may result in realized losses upon the exit or restructuring of our investments.
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
As of June 30, 2020 and December 31, 2019, we had five and four revolving credit facilities outstanding, respectively, as described in “—Borrowings” below. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2020 and December 31, 2019, we had an aggregate amount of $1,708.5 million and $1,454.2 million of senior securities outstanding and our asset coverage ratio was 233.5% and 215.1%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of June 30, 2020, taken together with our $1,566.5 million of available capacity under our credit facilities (subject to borrowing base availability) and our $1,368.3 million of uncalled Capital Commitments is expected to be sufficient for our investing activities and to conduct our operations in the near term. However, disruption in the financial markets caused by the COVID-19 outbreak has restricted our access to financing. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing will likely not be on as favorable terms as we could have obtained prior to the outbreak of the pandemic. Furthermore, because of declining values of certain of our assets, we have and may continue to post additional unencumbered assets to secure certain of our loans, leaving less remaining unencumbered assets for future financing. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of June 30, 2020, we had $73.9 million in cash and cash equivalents. During the six months ended June 30, 2020, cash used in operating activities was $951.4 million, primarily as a result of funding portfolio investments of $1,511.1 million; partially offset by proceeds from sale of investments of $410.3 million and an increase in payables for investments purchased of $98.8 million. Cash provided by financing activities was $959.8 million during the period, which was primarily the result of proceeds from the issuance of shares of $770.8 million, net borrowings on our credit facilities of $254.2 million; partially offset by dividends paid in cash of $58.6 million.
As of June 30, 2019, we had $40.8 million in cash and cash equivalents. During the six months ended June 30, 2019, cash used in operating activities was $1,072.2 million, primarily as a result of funding portfolio investments of $1,274.4 million and a decrease in payables for investments purchased of $144.6 million; partially offset by proceeds from sale of investments of $320.5 million. Cash provided by financing activities was $1,106.8 million during the period, which was primarily the result of proceeds from the issuance of shares of $648.2 million, net borrowings on our credit facilities of $465.9 million, partially offset by dividends paid in cash of $6.6 million.
Equity
The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2020 (dollar amounts in millions, unless otherwise noted):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
January 30, 2020	16,864,983	$440.9
April 8, 2020	14,864,518	324.0
Total	31,729,501	$764.9
On June 30, 2020, the Company issued a capital call and delivered capital drawdown notices totaling $125.6 million, which was due on July 15, 2020. Subscribed but unissued shares are presented in equity with a deduction of subscriptions receivable until cash is received for a subscription. No cash was received related to this capital call as of June 30, 2020.
The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2019 (dollar amounts in millions, unless otherwise noted):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
January 24, 2019	5,666,095	$142.1
March 28, 2019	9,818,817	247.5
June 27, 2019	12,453,261	319.7
Total	27,938,173	$709.3
Distributions and Dividend Reinvestment

The following table summarizes our distributions declared and payable for the six months ended June 30, 2020 (dollar amounts in thousands, unless otherwise noted):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
January 29, 2020	January 29, 2020	May 15, 2020	$0.1593	$10,241
February 26, 2020	March 31, 2020	May 15, 2020	0.3407	27,688
April 7, 2020	April 7, 2020	August 14, 2020	0.0385	3,129
June 29, 2020	June 30, 2020	August 14, 2020	0.4615	44,454
Total distributions			$1.0000	$85,512

The following table summarizes our distributions declared and payable for the six months ended June 30, 2019 (dollar amounts in thousands, unless otherwise noted):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
January 22, 2019	January 23, 2019	May 15, 2019	$0.1239	$1,192
February 28, 2019	March 27, 2019	May 15, 2019	0.3536	5,406
March 26, 2019	March 31, 2019	May 15, 2019	0.0225	565
June 26, 2019	June 26, 2019	August 14, 2019	0.4780	12,010
June 26, 2019	June 30, 2019	August 14, 2019	0.0220	827
Total distributions			$1.0000	$20,000
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
The following table summarizes the amounts received and shares issued to shareholders who have not opted out of the DRIP during the six months ended June 30, 2020 (dollars in thousands except per share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 30, 2020	$2,882	112,302
May 15, 2020	4,244	194,694
Total distributions	$7,126	306,996

The following table summarizes the amounts received and shares issued to shareholders who have not opted out of the DRIP during the six months ended June 30, 2019 (dollars in thousands except per share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
May 15, 2019	$519	20,605
Total distributions	$519	20,605

Borrowings
Our outstanding debt obligations were as follows (dollar amounts in thousands):

	June 30, 2020
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$400,000	$26,510	$26,510	$373,490	$230,726
Jackson Hole Funding Facility(3)	600,000	532,385	532,385	67,615	67,615
Breckenridge Funding Facility	1,125,000	912,050	912,050	212,950	158,690
Big Sky Funding Facility	500,000	172,530	172,530	327,470	58,038
Revolving Credit Facility	650,000	65,000	65,000	585,000	507,682
Total	$3,275,000	$1,708,475	$1,708,475	$1,566,525	$1,022,751

	December 31, 2019
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$400,000	$119,752	$119,752	$280,248	$280,248
Jackson Hole Funding Facility(3)	600,000	514,151	514,151	85,849	5,843
Breckenridge Funding Facility	875,000	820,311	820,311	54,689	10,769
Big Sky Funding Facility	400,000	—	—	400,000	25,481
Total	$2,275,000	$1,454,214	$1,454,214	$820,786	$322,341

(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility's borrowing base.
(3)Under the JPM SPV Facility, we may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2020 and December 31, 2019, we had borrowings denominated in Euros (EUR) of 23.7 million and (EUR) 23.9 million, respectively.
For the three and six months ended June 30, 2020, the weighted average interest rate on all borrowings outstanding was 3.36% and 3.59% (including unused fees), respectively, and the average principal debt outstanding was $1,644.3 million and $1,634.1 million, respectively.
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements.  As of June 30, 2020 and December 31, 2019, we had delayed draw term loans and revolvers with an aggregate of $188.1 million and $179.4 million of unfunded commitments, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the funds it manages. Certain terms of these investments are not finalized at the time of the commitment and each respective fund's allocation may change prior to the date of funding. In this regard, as of June 30, 2020, we estimate $194.5 million respectively of investments that are committed but not yet funded.
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
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2020, management is not aware of any pending or threatened litigation.
Contractual Obligations

Our contractual consisted of the following as of June 30, 2020 (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Facility	$26,510	$26,510	$—	$—	$—
Jackson Hole Funding Facility	532,385	—	532,385	—	—
Breckenridge Funding Facility	912,050	—	—	912,050	—
Big Sky Funding Facility	172,530	—	172,530	—	—
Revolving Credit Facility	65,000	—	—	65,000	—
Total Contractual Obligations	$1,708,475	$26,510	$704,915	$977,050	$—

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
Recent Developments
There is an ongoing global outbreak of COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The outbreak has had a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown.

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
As of June 30, 2020, the fair value at which we may sell our investments in quoted debt investments is not known, but a 10% change in such investments may result in an unrealized gain or loss of $126.7 million.
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
As of June 30, 2020, 99.9% of our debt investments at fair value were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2020, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$103,621	$(51,254)	$52,367
Up 200 basis points	60,665	(34,169)	26,496
Up 100 basis points	18,141	(17,085)	1,056
Down 100 basis points	(2,900)	5,125	2,225
Down 200 basis points	(2,900)	5,125	2,225

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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We and our portfolio companies are susceptible to the effects of economic slowdowns or recessions. In particular, the recent outbreak of the novel coronavirus and related respiratory disease in many countries, which is a rapidly evolving situation, has disrupted global travel and supply chains, and has adversely impacted global commercial activity and a number of industries, such as transportation, hospitality and entertainment. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19, or any future pandemics that may arise, which may have a continued adverse impact on economic and market conditions.

Any deterioration of general economic conditions may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on the performance and financial results of the Company, and the value and the liquidity of the shares. In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our loan investments. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on favorable terms or at all. These events could prevent us from increasing investments and harm our operating results.

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

There is an ongoing global outbreak of COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. On March 11, 2020, the World Health Organization designated COVID-19 as a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines, restrictions on travel, closing financial markets and/or restricting trading, and limiting hours of operations of non-essential businesses. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, including industries in which our portfolio companies operate. The outbreak has had a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown.

The outbreak of COVID-19 has had, and is expected to continue to have, a material adverse impact on our NAV, financial condition, liquidity, results of operations, and the businesses of our portfolio companies, among other factors. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. Although many or all facets of our business have been or could be impacted by COVID-19, we currently believe the following impacts to be the most material to the Company:

•Our NAV has significantly decreased as a result of the outbreak. It is possible that the fair value of our investments, and therefore our NAV per share, could continue to decrease during the period of the COVID-19 outbreak and potentially longer. We believe our investments in portfolio companies in certain industries have been and will continue to be more affected by the COVID-19 outbreak, and that our investments will generally be affected by the outbreak.

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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits

4.1	Registration Rights Agreement, dated as of June 18, 2020, by and among the Company and QIA FIG Holding LLC.*

4.2
Indenture, dated as of July 15, 2020, by and between the Fund and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 17, 2020).

4.3
First Supplemental Indenture, dated as of July 15, 2020, relating to the 3.650% Notes due 2023, by and between the Fund and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 17, 2020).

4.4	Form of 3.650% Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 17, 2020).

4.5
Registration Rights Agreement, dated as of July 15, 2020, by and among the Fund, Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC, as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 17, 2020).

10.1	Senior Secured Credit Agreement, dated as of June 15, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2020).

10.2
Amendment No. 1, dated as of June 29, 2020, to the Senior Secured Credit Agreement, dated as of June 15, 2020, by and among the Company, each of the lenders from time to time party thereto and Citibank, N.A., as administrative agent.*

10.3
Third Amendment to Loan and Security Agreement between BGSL Jackson Hole Funding LLC, the Company, the lenders party thereto, Citibank, N.A., Virtus Group, LP and JPMorgan Chase Bank, National Association, dated July 28, 2020.*

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

Blackstone / GSO Secured Lending Fund

Date:	July 29, 2020	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer

Date:	July 29, 2020	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer
Chief Financial Officer