Form 10-Q
period 2020-09-30
Blackstone / GSO Secured Lending Fund
filed 2020-11-09
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒
The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of November 6, 2020 was 106,610,712.

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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of this Form 10-Q and our quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020. These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934 Act, as amended (the “1934 Act”).

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Blackstone / GSO Secured Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (cost of $4,913,882 and $3,067,767 at September 30, 2020 and December 31, 2019, respectively)	$4,880,679	$3,092,440
Cash and cash equivalents	77,274	65,495
Interest receivable from non-controlled/non-affiliated investments	25,174	16,990
Deferred financing costs	8,363	5,172
Deferred offering costs	182	760
Receivable for investments sold	19,247	2,726
Subscription Receivable	—	5,942
Other assets	281	582
Total assets	$5,011,200	$3,190,107
LIABILITIES
Debt (net of unamortized debt issuance costs of $5,959 and $0 at September 30, 2020 and December 31, 2019, respectively)	$2,335,041	$1,454,214
Payable for investments purchased	55,760	10,086
Due to affiliates	3,751	2,007
Management fees payable	8,606	5,045
Income based incentive fee payable	9,837	6,345
Capital gains incentive fee payable	—	4,218
Interest payable	6,637	5,496
Distribution payable (Note 8)	50,536	27,827
Accrued expenses and other liabilities	129	1,752
Total liabilities	2,470,297	1,516,990
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, $0.001 par value (unlimited shares authorized; 101,983,184 and 64,289,742 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	102	64
Additional paid in capital	2,541,862	1,635,915
Distributable earnings (loss)	(1,061)	37,138
Total net assets	2,540,903	1,673,117
Total liabilities and net assets	$5,011,200	$3,190,107
NET ASSET VALUE PER SHARE	$24.91	$26.02
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$90,303	$38,507	$246,388	$82,802
Payment-in-kind interest income	1,282	—	6,525	—
Fee income	14	83	40	666
Total investment income	91,599	38,590	252,953	83,468
Expenses:
Interest expense	14,766	8,606	45,278	21,061
Management fees	8,606	3,599	22,597	7,590
Income based incentive fee	9,837	3,718	26,721	7,473
Capital gains incentive fee	—	(243)	(4,218)	1,819
Professional fees	462	417	1,322	964
Board of Trustees' fees	108	105	334	329
Administrative service expenses (Note 3)	547	213	1,638	1,045
Other general and administrative	1,104	540	2,572	1,919
Amortization of offering costs	427	325	966	742
Total expenses	35,857	17,280	97,210	42,942
Expense support (Note 3)	—	—	—	(570)
Recoupment of expense support (Note 3)	400	200	1,200	400
Net expenses	36,257	17,480	98,410	42,772
Net investment income before excise tax	55,342	21,110	154,543	40,696
Excise tax expense	—	—	104	—
Net investment income after excise tax	55,342	21,110	154,439	40,696
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	120,893	(1,881)	(59,061)	12,821
Forward purchase obligation (Note 7)	—	154	—	222
Translation of assets and liabilities in foreign currencies	(2)	(14)	(1)	(81)
Net unrealized appreciation (depreciation)	120,891	(1,741)	(59,062)	12,962
Realized gain (loss):
Non-controlled/non-affiliated investments	104	113	2,453	3,325
Foreign currency transactions	(5)	5	19	71
Net realized gain (loss)	99	118	2,472	3,396
Net realized and unrealized gain (loss)	120,990	(1,623)	(56,590)	16,358
Net increase (decrease) in net assets resulting from operations	$176,332	$19,487	$97,849	$57,054
Net investment income per share (basic and diluted)	$0.55	$0.54	$1.70	$1.53
Earnings (loss) per share (basic and diluted)	$1.75	$0.49	$1.08	$2.15
Weighted average shares outstanding (basic and diluted)	101,030,065	39,380,756	90,696,327	26,532,236
Distributions declared per share	$0.50	$0.50	$1.50	$1.50
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, June 30, 2020	$96	$2,407,906	$(126,857)	$2,281,145
Issuance of common shares	6	128,519	—	128,525
Reinvestment of dividends	—	5,437	—	5,437
Net investment income	—	—	55,342	55,342
Net realized gain (loss) on investments	—	—	99	99
Net change in unrealized appreciation (depreciation) on investments	—	—	120,891	120,891
Dividends declared from net investment income	—	—	(50,536)	(50,536)
Balance, September 30, 2020	$102	$2,541,862	$(1,061)	$2,540,903

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2019	$64	$1,635,915	$37,138	$1,673,117
Issuance of common shares	38	893,384	—	893,422
Reinvestment of dividends	—	12,563	—	12,563
Net investment income	—	—	154,439	154,439
Net realized gain (loss) on investments	—	—	2,472	2,472
Net change in unrealized appreciation (depreciation) on investments	—	—	(59,062)	(59,062)
Dividends declared from net investment income	—	—	(136,048)	(136,048)
Balance, September 30, 2020	$102	$2,541,862	$(1,061)	$2,540,903

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

Blackstone / GSO Secured Lending Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$97,849	$57,054
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	59,061	(12,821)
Net unrealized (appreciation) depreciation on forward purchase obligation	—	(222)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	1	81
Net realized (gain) loss on investments	(2,453)	(3,325)
Payment-in-kind interest capitalized	(6,555)	—
Net accretion of discount and amortization of premium	(20,121)	(4,171)
Amortization of deferred financing costs	2,107	1,104
Amortization of debt issuance costs	64	—
Amortization of discount on unsecured bonds	393	—
Amortization of offering costs	966	742
Purchases of investments	(2,499,754)	(1,831,368)
Proceeds from sale of investments and principal repayments	682,764	367,713
Changes in operating assets and liabilities:
Interest receivable	(8,184)	(10,492)
Receivable for investments sold	(16,521)	17,074
Other assets	301	180
Payable for investments purchased	45,674	(149,513)
Due to affiliates	994	67
Management fee payable	3,561	3,290
Income based incentive fee payable	3,492	3,718
Capital gains incentive fee payable	(4,218)	1,819
Interest payable	1,141	2,062
Accrued expenses and other liabilities	(228)	(54)
Net cash provided by (used in) operating activities	(1,659,666)	(1,557,062)
Cash flows from financing activities:
Borrowings on debt	1,905,855	1,242,902
Repayments on debt	(1,025,768)	(649,754)
Deferred financing costs paid	(6,699)	(2,170)
Debt issuance costs paid	(282)	—
Deferred offering costs paid	(256)	(387)
Dividends paid in cash	(100,769)	(17,733)
Proceeds from issuance of common shares	899,364	1,113,478
Net cash provided by (used in) financing activities	1,671,445	1,686,336
Net increase (decrease) in cash and cash equivalents	11,779	129,274
Effect of foreign exchange rate changes on cash and cash equivalents	—	(16)
Cash and cash equivalents, beginning of period	65,495	6,228
Cash and cash equivalents, end of period	$77,274	$135,486

Supplemental information and non-cash activities:
Interest paid during the period	$41,084	$17,712
Subscription receivable	$—	$9,190
Distribution payable	$50,536	$19,692
Reinvestment of distributions during the period	$12,563	$2,267
Non-cash deferred financing costs activity	$(1,401)	$784
Accrued but unpaid debt issuance costs	$618	$—
Accrued but unpaid offering costs	$132	$322
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments September 30, 2020 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
Corfin Holdings, Inc. (4)	L + 6.00%	7.00%	2/5/2026	$203,975	$200,340	$201,935	7.95%
MAG DS Corp	L + 5.50%	5.65%	4/1/2027	87,826	79,483	83,929	3.30
TCFI AEVEX, LLC (4)	L + 6.00%	7.00%	3/18/2026	91,724	90,042	90,806	3.57
					369,865	376,670	14.82
Air Freight & Logistics
Livingston International Inc. (4)(6)	L + 5.75%	5.97%	4/30/2026	122,448	118,574	119,693	4.71
Mode Purchaser, Inc. (4)	L + 6.25%	7.25%	12/9/2026	177,433	174,297	170,336	6.70
R1 Holdings, LLC (4)(8)	L + 6.25%	7.31%	1/2/2026	50,135	49,439	48,881	1.92
					342,310	338,910	13.33
Auto Components
GC EOS Buyer, Inc.	L + 4.50%	5.58%	8/1/2025	26,101	23,103	24,222	0.95
Building Products
Jacuzzi Brands, LLC (4)	L + 6.50%	7.50%	2/25/2025	99,475	98,086	94,003	3.70
Latham Pool Products, Inc.	L + 6.00%	6.14%	6/18/2025	49,545	48,156	49,328	1.94
Lindstrom, LLC (4)	L + 6.25%	7.25%	4/7/2025	129,896	128,029	124,700	4.91
Mi Windows And Doors, LLC	L + 5.50%	6.50%	11/6/2026	29,979	28,568	30,073	1.18
The Wolf Organization, LLC (4)	L + 6.50%	7.50%	9/3/2026	76,789	75,485	77,557	3.05
					378,324	375,661	14.78
Capital Markets
Advisor Group Holdings, Inc.	L + 5.00%	5.15%	7/31/2026	24,597	23,097	23,890	0.94
Chemicals
DCG Acquisition Corp. (4)(8)	L + 7.50%	8.50%	9/30/2026	39,900	38,943	39,401	1.55
LSF11 Skyscraper US Bidco 2, LLC (4)(6)	L + 5.50%	6.50%	9/29/2027	173,462	164,879	172,595	6.79
LSF11 Skyscraper US Bidco 2, LLC (4)(6)	L + 5.50%	5.65%	9/29/2027	22,879	21,747	22,765	0.90
LSF11 Skyscraper Holdco S.à r.l, LLC (4)(6)	L + 5.50%	6.50%	9/29/2027	616	586	613	0.02
Polymer Additives, Inc.	L + 6.00%	6.86%	7/31/2025	29,527	28,414	23,566	0.93
USALCO, LLC (4)(8)	L + 7.25%	8.50%	6/1/2026	167,169	162,955	165,215	6.50
VDM Buyer, Inc. (4)(8)	L + 6.75%	7.01%	4/22/2025	63,249	62,289	61,352	2.41
VDM Buyer, Inc. (4)	L + 6.75%	7.00%	4/22/2025	€24,084	26,694	27,395	1.08
					506,507	512,902	20.18
Commercial Services & Supplies
Genuine Financial Holdings, LLC	L + 3.75%	3.90%	7/12/2025	9,833	8,958	9,039	0.36
JSS Holdings, Inc. (4)	L + 6.25% (incl. 2.00% PIK)	7.25%	10/20/2025	241,397	238,907	231,741	9.12
Research Now Group, LLC	L + 5.50%	6.50%	12/20/2024	10,289	10,099	9,797	0.39
The Action Environmental Group, Inc (4)(8)	L + 6.00%	7.25%	1/16/2026	118,574	116,285	113,831	4.48
					374,249	364,408	14.35

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments September 30, 2020 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Communications Equipment
MLN US Holdco, LLC (6)	L + 4.50%	4.65%	11/30/2025	3,282	2,954	2,821	0.11
Construction & Engineering
Brand Industrial Services, Inc.	L + 4.25%	5.25%	6/21/2024	22,905	21,223	21,396	0.84
IEA Energy Services, LLC	L + 6.75%	6.97%	9/25/2024	26,517	25,486	26,335	1.04
Therma, LLC (4)	L + 6.50%	7.50%	3/29/2025	152,087	149,682	152,847	6.02
					196,391	200,578	7.90
Construction Materials
Road Infrastructure Investment, LLC	L + 3.50%	4.50%	6/13/2023	20,678	18,971	18,851	0.74
Containers & Packaging
GS Pretium Holdings, Inc (4)(8)	L + 6.25%	7.25%	1/15/2027	53,230	52,274	53,012	2.09
Distributors
Bution Holdco 2, Inc. (4)	L + 6.25%	7.25%	10/17/2025	123,750	121,670	121,275	4.77
Construction Supply Acquisition, LLC (4)	L + 6.00%	7.00%	10/1/2025	157,194	154,192	159,159	6.26
EIS Buyer, LLC (4)	L + 6.25%	7.75%	9/30/2025	82,351	80,979	80,292	3.16
Fastlane Parent Company, Inc.	L + 4.50%	4.65%	2/4/2026	29,513	29,061	28,489	1.12
PSS Industrial Group Corp. (4)	L + 6.00%	7.50%	4/10/2025	56,620	53,418	39,917	1.57
Tailwind Colony Holding Corporation (4)	L + 7.50%	8.50%	11/13/2024	31,838	31,521	30,246	1.19
Unified Door and Hardware Group, LLC (4)	L + 6.25%	7.25%	6/30/2025	38,215	37,611	38,215	1.50
					508,452	497,593	19.57
Diversified Financial Services
SelectQuote, Inc. (4)	L + 6.00%	7.00%	11/5/2024	59,714	58,051	60,311	2.37
Electronic Equipment, Instruments & Components
Convergeone Holdings, Inc.	L + 5.00%	5.15%	1/4/2026	14,654	14,201	13,496	0.53
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)	L + 7.00%	8.50%	10/4/2024	58,393	56,990	54,014	2.13
Tetra Technologies, Inc. (4)(6)	L + 6.25%	7.25%	9/10/2025	24,055	23,922	21,409	0.84
					80,912	75,423	2.97
Health Care Equipment & Supplies
Lifescan Global Corporation	L + 6.00%	6.23%	10/1/2024	11,131	10,819	10,563	0.42
Surgical Specialties Corp (US) Inc. (4)(6)	L + 5.00%	6.00%	5/7/2025	33,081	32,062	32,999	1.30
					42,881	43,562	1.72

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments September 30, 2020 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services
CT Technologies Intermediate Holdings, Inc.	L + 4.25%	5.25%	12/1/2021	58,786	56,359	56,784	2.23
Epoch Acquisition, Inc. (4)	L + 6.75%	7.75%	10/4/2024	24,877	24,647	24,503	0.96
The GI Alliance Management, LLC (4)(8)	L + 6.25%	7.25%	11/2/2024	157,066	155,741	150,656	5.93
Monroe Capital Holdings, LLC (4)(8)	L + 6.75%	7.75%	9/8/2026	96,390	94,482	94,462	3.72
Odyssey Holding Company, LLC (4)	L + 5.75%	6.75%	11/16/2025	17,263	17,067	17,263	0.68
					348,296	343,668	13.52
Health Care Technology
Edifecs, Inc. (4)	L + 7.50%	8.50%	9/21/2026	263,008	256,463	259,063	10.20
Hotels, Restaurants & Leisure
Excel Fitness Holdings, Inc	L + 5.25%	6.25%	10/7/2025	46,706	44,943	42,269	1.66
United PF Holdings, LLC	L + 4.00%	4.22%	12/30/2026	11,849	9,559	10,486	0.41
United PF Holdings, LLC (4)	L + 8.50%	9.50%	12/30/2026	7,000	6,866	7,000	0.28
					61,368	59,755	2.35
Industrial Conglomerates
Tailwind Smith Cooper Intermediate Corporation	L + 5.00%	5.15%	5/28/2026	30,760	29,778	28,780	1.13
Insurance
Integrity Marketing Acquisition LLC (4)(8)(9)	L + 6.25%	N/A	8/27/2025	—	(728)	(750)	(0.03)
SG Acquisition, Inc. (4)	L + 5.75%	5.89%	1/27/2027	102,895	101,037	101,352	3.99
					100,309	100,602	3.96
Interactive Media & Services
Bungie, Inc. (4)	L + 6.25%	7.25%	8/28/2024	47,200	46,647	47,200	1.86
Internet & Direct Marketing Retail
Shutterfly, Inc.	L + 6.00%	7.00%	9/25/2026	30,868	28,479	28,264	1.11
IT Services
Travelport Finance (Luxembourg) S.A.R.L. (6)	L + 8.00% (incl. 6.50% PIK)	9.00%	2/28/2025	62,724	60,566	60,470	2.38
Travelport Finance (Luxembourg) S.A.R.L. (6)(7)	L + 5.00%	5.22%	5/29/2026	54,633	49,513	34,227	1.35
					110,079	94,697	3.73
Machinery
Apex Tool Group, LLC	L + 5.25%	6.50%	8/1/2024	53,647	52,456	51,005	2.01
Media
Radiate Holdco, LLC (5)	L + 3.50%	4.25%	9/11/2026	1,386	1,372	1,365	0.05
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc (4)(6)	L + 6.25%	7.75%	11/26/2024	150,862	148,983	148,599	5.85
Paper & Forest Products
Pixelle Specialty Solutions, LLC	L + 6.50%	7.50%	10/31/2024	16,117	15,838	16,097	0.63

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments September 30, 2020 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Professional Services
APFS Staffing Holdings, Inc.	L + 4.75%	4.89%	4/15/2026	21,247	20,910	20,875	0.82
GI Revelation Acquisition LLC	L + 5.00%	5.15%	4/16/2025	44,746	42,223	43,291	1.70
Minotaur Acquisition, Inc.	L + 5.00%	5.15%	3/27/2026	38,265	36,326	36,607	1.44
VT Topco, Inc. (4)	L + 3.25%	3.40%	8/1/2025	10,578	9,867	10,102	0.40
					109,326	110,875	4.36
Software
LD Intermediate Holdings, Inc.	L + 5.88%	6.88%	12/9/2022	20,356	19,732	19,491	0.77
MRI Software, LLC (4)(5)(8)	L + 5.50%	6.50%	2/10/2026	21,457	21,194	20,796	0.82
PaySimple, Inc. (4)	L + 5.50%	5.65%	8/23/2025	61,844	61,310	59,679	2.35
Vero Parent, Inc.	L + 6.00%	7.00%	8/16/2024	45,643	41,497	45,186	1.78
					143,733	145,152	5.72
Specialty Retail
CustomInk, LLC (4)	L + 6.21%	7.21%	5/3/2026	133,125	131,045	130,130	5.14
Spencer Spirit Holdings, Inc.	L + 6.00%	6.24%	6/19/2026	47,153	44,858	41,908	1.65
					175,903	172,038	6.79
Technology Hardware, Storage & Peripherals
Deliver Buyer, Inc.	L + 6.25%	7.25%	5/1/2024	50,000	48,586	50,000	1.97
Diebold Nixdorf, Inc. (5)(6)	9.38%	9.38%	7/15/2025	22,674	22,464	23,977	0.94
Electronics For Imaging, Inc.	L + 5.00%	5.15%	7/23/2026	34,738	32,720	28,354	1.12
Lytx, Inc. (4)(8)	L + 6.00%	7.00%	2/28/2026	69,488	68,423	68,973	2.71
					172,193	171,304	6.74
Trading Companies & Distributors
The Cook & Boardman Group, LLC	L + 5.75%	6.75%	10/17/2025	50,430	49,498	48,917	1.93
Transportation Infrastructure
Spireon, Inc. (4)	L + 6.50%	7.63%	10/4/2024	23,019	22,824	22,672	0.89
Total First Lien Debt					$4,866,088	$4,832,363	190.19%
Second Lien Debt
IT Services
WEB.COM Group, Inc.	L + 7.75%	7.90%	10/9/2026	$16,813	$16,155	$16,004	0.63%
Software
Epicor Software Corp. (5)	L + 7.75%	8.75%	7/31/2028	11,186	11,022	11,536	0.45
Rocket Software, Inc.	L + 8.25%	8.51%	11/27/2026	3,500	3,390	3,270	0.13
					14,412	14,806	0.58
Total Second Lien Debt					$30,567	$30,810	1.21%

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments September 30, 2020 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity
Corfin Holdco, Inc. - Common Stock (4)				2,137,866	$4,767	$4,767	0.19%
Mode Holdings, L.P. - Class A-2 Units (4)				5,486,923	5,487	5,487	0.22
EIS Acquisition Holdings, LP - Class A Units (4)				7,519	1,773	2,249	0.09
CustomInk, LLC - Series A Preferred Units (4)				384,520	5,200	5,003	0.20
Total Equity Investments					$17,227	$17,506	0.69%
Total Investment Portfolio					$4,913,882	$4,880,679	192.09%
Cash and Cash Equivalents
Other Cash and Cash Equivalents					$77,274	$77,274	3.04%
Total Cash and Cash Equivalents					$77,274	$77,274	3.04%
Total Portfolio Investments, Cash and Cash Equivalents					$4,991,156	$4,957,953	195.13%

(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2020, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2020, the Company is not an “affiliated person” of any of its portfolio companies.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2020. As of September 30, 2020, the reference rates for our variable rate loans were the 30-day L at 0.15%, the 90-day L at 0.23% and the 180-day L at 0.26% and P at 3.25%. Variable rate loans typically include an interest reference rate floor feature, which is generally 1.00%. As of September 30, 2020, 80.1% of the portfolio at fair value had a base rate floor above zero.
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
(5)Each of the Company’s funded debt investments is pledged as collateral, other than Epicor Software Corp., MRI Software, LLC, Diebold Nixdorf, Inc. and Radiate Holdco, LLC, under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2020, non-qualifying assets represented 13.8% of total assets as calculated in accordance with regulatory requirements.
(7)Investment was placed on non-accrual status during the quarter. Upon restructuring of the investment in September 2020, the Company restored the investment to accrual status.
(8)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments September 30, 2020 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
DCG Acquisition Corporation	Delayed Draw Term Loan	6/30/2021	$50,000	$—
GS Pretium Holdings, Inc.	Delayed Draw Term Loan	1/15/2022	10,899	(218)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	2/7/2022	50,000	(750)
Lytx, Inc.	Delayed Draw Term Loan	2/28/2022	16,761	(168)
Monroe Capital Holdings, LLC	Delayed Draw Term Loan	6/8/2022	33,238	—
MRI Software, LLC	Delayed Draw Term Loan	1/31/2022	6,983	—
MRI Software, LLC	Revolver	2/10/2026	1,516	(142)
R1 Holdings, LLC	Delayed Draw Term Loan	1/2/2021	14,513	—
The Action Environmental Group, Inc.	Delayed Draw Term Loan	4/16/2021	7,992	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	11/2/2024	17,975	(180)
USALCO, LLC	Delayed Draw Term Loan	6/1/2022	11,295	(282)
VDM Buyer, Inc.	Delayed Draw Term Loan	10/22/2020	18,000	—
Jayhawk Buyer, LLC (Note 7)	First Lien Debt	10/15/2026	147,261	—
Total First Lien Debt Unfunded Commitments			$386,433	$(1,740)

(9)The entire commitment was unfunded as of September 30, 2020. As such, no interest is being earned on this investment, except for unused fees.
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments December 31, 2019 (in thousands)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt
Air Freight and Logistics
Livingston International Inc. (6)	L + 5.75%	7.69%	4/30/2026	$116,415	$113,249	$115,105	6.88%
Mode Purchaser, Inc. (4)	L + 6.25%	8.14%	12/9/2026	178,325	174,791	174,759	10.45
R1 Holdings, LLC (4)(7)	L + 6.00%	7.69%	1/2/2026	44,732	44,047	44,732	2.67
					332,087	334,596	20.00
Building Products
Jacuzzi Brands, LLC (4)(7)	L + 6.50%	8.30%	2/25/2025	91,640	90,132	90,723	5.42
Latham Pool Products, Inc.	L + 6.00%	7.76%	6/13/2025	53,571	51,824	52,812	3.16
Lindstrom, LLC (4)	L + 6.25%	8.48%	4/7/2025	130,633	128,444	129,980	7.77
Mi Windows and Doors, LLC	L + 5.50%	7.21%	11/26/2026	30,000	28,382	30,038	1.80
The Wolf Organization, LLC (4)	L + 6.50%	8.41%	9/3/2026	74,813	73,386	74,625	4.46
					372,168	378,178	22.61
Chemicals
Alchemy US Holdco 1, LLC	L + 5.50%	7.24%	10/10/2025	3,900	3,892	3,843	0.23
Polymer Additives, Inc. (4)	L + 6.00%	7.80%	7/31/2025	29,752	28,457	24,248	1.45
VDM Buyer, Inc. (4)	L + 6.75%	8.69%	4/22/2025	€24,267	26,828	26,695	1.60
VDM Buyer, Inc. (4)(7)	L + 6.75%	8.71%	4/22/2025	63,730	62,603	62,455	3.73
					121,780	117,241	7.01
Commercial Services & Supplies
Research Now Group, LLC	L + 5.50%	7.41%	12/20/2024	28,662	28,296	28,701	1.72
JSS Holdings, Inc. (4)	L + 6.25% (incl. 2.00% PIK)	7.99%	10/18/2025	237,678	234,806	234,707	14.03
					263,102	263,408	15.75
Construction & Engineering
IEA Energy Services LLC	L + 8.25%	10.19%	9/25/2024	10,200	9,804	10,315	0.62
Therma, LLC (4)	L + 6.50%	8.46%	3/29/2025	128,421	126,114	127,137	7.60
					135,918	137,452	8.22
Distributors
Bution Holdco 2, Inc. (4)	L + 6.25%	7.99%	10/17/2025	124,688	122,280	122,194	7.30
Construction Supply Acquisition, LLC (4)(7)	L + 6.00%	7.69%	10/1/2025	135,756	132,800	134,738	8.05
Tailwind Colony Holding Corporation (4)	L + 7.50%	9.44%	11/13/2024	32,081	31,703	31,439	1.88
EIS Buyer, LLC (4)(7)	L + 6.25%	8.05%	9/30/2025	134,072	131,504	131,390	7.85
EIS Buyer, LLC (4)	L + 6.25%	8.05%	9/30/2020	19,551	19,259	19,258	1.15
Fastlane Parent Company, Inc. (4)	L + 4.50%	6.45%	2/4/2026	34,738	34,131	34,477	2.06
PSS Industrial Group Corp. (4)	L + 6.00%	7.94%	4/10/2025	58,695	54,825	57,374	3.43
Unified Door and Hardware Group, LLC (4)(7)	L + 6.25%	8.19%	6/30/2025	39,048	38,333	38,852	2.32
					564,835	569,722	34.04
Diversified Financial Services
SelectQuote, Inc. (4)	L + 6.00%	7.70%	11/5/2024	78,087	75,497	77,697	4.64

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments December 31, 2019 (in thousands)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Electronic Equipment, Instruments & Components				.
Convergeone Holdings, Inc.	L + 5.00%	6.80%	1/4/2026	14,766	14,244	14,165	0.85
Energy Equipment & Services
Abaco Energy Technologies LLC (4)	L + 7.00%	8.69%	10/4/2024	58,836	57,157	57,071	3.41
Tetra Technologies, Inc. (4)(6)	L + 6.25%	8.05%	9/10/2025	24,055	23,901	23,213	1.39
					81,058	80,284	4.80
Health Care Equipment & Supplies
Lifescan Global Corporation	L + 6.00%	8.06%	10/1/2024	22,862	22,072	21,890	1.31
Surgical Specialties Corp (US) Inc. (6)	L + 5.00%	6.80%	5/7/2025	33,416	32,218	33,166	1.98
					54,290	55,056	3.29
Health Care Providers & Services
Epoch Acquisition, Inc. (4)	L + 6.75%	8.49%	10/4/2024	25,066	24,791	25,066	1.50
The GI Alliance Management, LLC (4)(7)	L + 6.25%	8.19%	11/2/2024	109,902	107,804	108,191	6.47
Odyssey Holding Company, LLC (4)	L + 5.75%	7.78%	11/16/2025	13,628	13,483	13,492	0.81
					146,078	146,749	8.78
Health Care Technology
Precyse Acquisition Corporation	L + 4.50%	6.30%	10/20/2022	2,962	2,940	2,482	0.15
Hotels, Restaurants & Leisure
Excel Fitness Holdings, Inc.	L + 5.25%	7.05%	10/7/2025	47,059	45,018	47,118	2.82
Industrial Conglomerates
Tailwind Smith Cooper Intermediate Corporation	L + 5.00%	6.80%	5/28/2026	32,502	31,754	31,202	1.86
Interactive Media & Services
Bungie, Inc. (4)	L + 6.25%	8.05%	8/28/2024	47,200	46,541	46,846	2.80
Internet & Direct Marketing Retail
Shutterfly, Inc.	L + 6.00%	7.94%	9/25/2026	44,053	40,216	41,611	2.49
IT Services
Travelport Worldwide Ltd. (6)	L + 5.00%	6.94%	5/29/2026	103,730	97,896	97,299	5.81
Media
DiscoverOrg, LLC	L + 4.50%	6.30%	2/2/2026	13,092	12,978	13,157	0.79
Radiate Holdco LLC (5)	L + 3.50%	5.30%	2/1/2024	4,975	4,908	5,015	0.30
					17,886	18,172	1.09
Machinery
Apex Tool Group, LLC	L + 5.25%	7.30%	8/1/2024	50,955	49,820	50,391	3.01
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance Inc.(4)(7)	L + 6.25%	8.17%	11/26/2024	150,862	148,662	148,599	8.87

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments December 31, 2019 (in thousands)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Professional Services
APFS Staffing Holdings, Inc.	L + 5.00%	6.79%	4/15/2026	22,614	22,206	22,614	1.35
Minotaur Acquisition, Inc.	L + 5.00%	6.80%	3/27/2026	17,597	17,283	17,377	1.04
GI Revelation Acquisition LLC	L + 5.00%	6.80%	4/16/2025	15,155	14,714	14,341	0.86
					54,203	54,332	3.25
Software
LD Intermediate Holdings, Inc.	L + 5.88%	7.93%	12/9/2022	14,572	14,314	14,608	0.87
PaySimple, Inc. (4)(5)(7)	L + 5.50%	7.30%	8/23/2025	26,488	25,984	26,328	1.57
Vero Parent, Inc.	L + 6.00%	7.91%	8/16/2024	51,000	45,471	48,705	2.91
					85,769	89,641	5.35
Specialty Retail
CustomInk, LLC (4)	L + 6.00%	8.21%	5/3/2026	133,125	130,766	132,459	7.92
Spencer Spirit Holdings, Inc.	L + 6.00%	7.79%	6/19/2026	49,875	47,102	49,485	2.96
					177,868	181,944	10.88
Trading Companies & Distributors
The Cook & Boardman Group, LLC	L + 5.75%	7.67%	10/17/2025	6,806	6,751	6,567	0.39
Technology Hardware, Storage & Peripherals
Electronics For Imaging, Inc.	L + 5.00%	6.94%	7/23/2026	35,000	32,703	32,703	1.95
Transportation Infrastructure
Spireon, Inc. (4)(7)	L + 6.50%	8.44%	10/4/2024	22,646	22,414	22,646	1.35
Total First Lien Debt					$3,021,498	$3,046,101	182.06%
Second Lien Debt
Commercial Services & Supplies
TKC Holdings, Inc.	L + 8.00%	9.80%	2/1/2024	$1,000	$997	$910	0.05%
IT Services
WEB.COM Group, Inc.	L + 7.75%	9.49%	10/9/2026	16,607	15,882	16,031	0.96
Media
DiscoverOrg, LLC	L + 8.50%	10.19%	2/1/2027	11,250	11,100	11,306	0.68
Software
Imperva, Inc.	L + 7.75%	9.74%	1/11/2027	1,421	1,426	1,249	0.07
Rocket Software, Inc.	L + 8.25%	10.05%	11/27/2026	3,500	3,377	2,923	0.17
					4,803	4,172	0.24
Total Second Lien Debt					$32,782	$32,419	1.93%
Equity Investments
CustomInk, LLC - Series A Preferred Units (4)				384,520	$5,200	$5,633	0.34%
EIS Acquisition Holdings, LP - Class A Units (4)				11,200	2,800	2,800	0.17
Mode Holdings, L.P. - Class A-2 Units (4)				5,486,923	5,487	5,487	0.33
Total Equity Investments					$13,487	$13,920	0.84%
Total Investment Portfolio					$3,067,767	$3,092,440	184.83%

Blackstone / GSO Secured Lending Fund Consolidated Schedule of Investments December 31, 2019 (in thousands)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount	Cost (3)	Fair Value	Percentage of Net Assets
Cash and Cash Equivalents
Other Cash and Cash Equivalents					$65,495	$65,495	3.91%
Total Portfolio Investments, Cash and Cash Equivalents					$3,133,262	$3,157,935	188.74%
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

There is an ongoing global outbreak of COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The outbreak has had a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of September 30, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries.

As of September 30, 2020, the Company's consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”) and BGSL Big Sky Funding LLC ("Big Sky Funding") and BGSL Investments LLC ("BGSL Investments" and collectively with Jackson Hole Funding, Breckenridge Funding and Big Sky Funding, the "SPVs").
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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of September 30, 2020 and December 31, 2019, the Company had $19.2 million and $2.7 million, respectively, of receivables for investments sold. As of September 30, 2020 and December 31, 2019, the Company had $55.8 million and $10.1 million, respectively, of payables for investments purchased.
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

Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums.  Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method.  The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any.  Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and nine months ended September 30, 2020, the Company recorded $1.1 million and $3.1 million in prepayment premiums, respectively, and $0.0 million and $3.1 million in accelerated accretion of upfront loan origination fees and unamortized discounts, respectively. Additionally, for the three and nine months ended September 30, 2020, the Company recorded $6.3 million and $6.3 million, respectively, of ticking fees which represent compensation received by the Company in an event when there is a delay between commitment and settlement for certain investments. For the three and nine months ended September 30, 2019, the Company did not record any prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts and ticking fees.
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions.  PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity.  Such income is included in interest income in the Consolidated Statements of Operations.  If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status.  When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income.  To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three and nine months ended September 30, 2020, the Company recorded PIK income of $1.3 million and $6.5 million, respectively. For the three and nine months ended September 30, 2019, the Company did not record any PIK income.
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
The Company will not bear more than an amount equal to 0.10% of the aggregate Capital Commitments of the Company for organization and offering expenses in connection with the offering of shares. If actual organization and offering costs incurred exceed 0.10% of the Company’s total Capital Commitments, the Adviser or its affiliate will bear the excess costs.  To the extent the Company’s Capital Commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total Capital Commitments and provided further that the Adviser of its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three and nine months ended September 30, 2020 and 2019, the Company did not accrue any organization costs. For the three and nine months ended September 30, 2020, the Company accrued offering costs of $0.4 million and $1.0 million, respectively. For the three and nine months ended September 30, 2019, the Company accrued offering costs of $0.3 million and $0.7 million, respectively.
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
For the three and nine months ended September 30, 2020, the Company incurred $0.0 million and $0.1 million, respectively, of U.S. federal excise tax. For the three and nine months ended September 30, 2019, the Company incurred no U.S. federal excise tax.
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
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform. The amendments in ASU 2020-04 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the quarter ended September 30, 2020.
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
For the three and nine months ended September 30, 2020, base management fees were $8.6 million and $22.6 million, respectively. For the three and nine months ended September 30, 2019, base management fees were $3.6 million and $7.6 million, respectively. As of September 30, 2020 and December 31, 2019, $8.6 million and $5.0 million, respectively, was payable to the Adviser relating to management fees.
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

For the three and nine months ended September 30, 2020, the Company accrued income based incentive fees of $9.8 million and $26.7 million, respectively. For the three and nine months ended September 30, 2019, the Company accrued income based incentive fees of $3.7 million and $7.5 million, respectively. As of September 30, 2020 and December 31, 2019, $9.8 million and $6.3 million, respectively, was payable to the Adviser for income based incentive fees.
For the three and nine months ended September 30, 2020, the Company accrued capital gains incentive fees of $0.0 million and $(4.2) million, respectively. For the three and nine months ended September 30, 2019, the Company accrued capital gains incentive fees of $(0.2) million and $1.8 million, respectively. As of September 30, 2020, the Company did not have any accrued capital gains incentive fee since there were cumulative net unrealized and realized losses as of such date. As of December 31, 2019, the Company had accrued capital gains incentive fees of $4.2 million, none of which was payable on such date under the Investment Advisory Agreement.
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
For providing these services, the Company will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, information technology, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three and nine months ended September 30, 2020 and 2019.
For the three and nine months ended September 30, 2020, the Company incurred $0.5 million and $1.6 million, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2019, the Company incurred $0.2 million and $1.0 million, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statements of Operations. As of September 30, 2020 and December 31, 2019, $0.9 million and $0.9 million, respectively, was unpaid and included in due to affiliate in the Consolidated Statements of Assets and Liabilities, respectively.
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

The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's commencement of operations:

For the Quarters Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
December 31, 2018	$1,696	$(1,696)	$—
March 31, 2019	570	(304)	266
Total	$2,266	$(2,000)	$266
For the three and nine months ended September 30, 2020, the Adviser did not make any Expense Payments. For the three and nine months ended September 30, 2020, the Company made Reimbursement Payments related to Expense Payments by the Adviser of $0.4 million and $1.2 million, respectively.
For the three and nine months ended September 30, 2019, the Adviser made Expense Payments of $0.0 million and $0.6 million, respectively. For the three and nine months ended September 30, 2019, the Company made Reimbursement Payments related to Expense Payments by the Adviser of $0.2 million and $0.4 million, respectively. The Company may or may not reimburse remaining expense support in the future.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2020			December 31, 2019
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$4,866,088	$4,832,363	99.01%	$3,021,498	$3,046,101	98.50%
Second lien debt	30,567	30,810	0.63	32,782	32,419	1.05
Equity	17,227	17,506	0.36	13,487	13,920	0.45
Total	$4,913,882	$4,880,679	100.00%	$3,067,767	$3,092,440	100.00%

The industry composition of investments at fair value was as follows:

	September 30, 2020	December 31, 2019
Aerospace & Defense	7.82%	—%
Air Freight & Logistics	7.06	11.00
Auto Components	0.50	—
Building Products	7.70	12.23
Capital Markets	0.49	—
Chemicals	10.51	3.79
Commercial Services & Supplies	7.47	8.55
Communications Equipment	0.06	—
Construction & Engineering	4.11	4.44
Construction Materials	0.39	—
Containers & Packaging	1.09	—
Distributors	10.23	18.51
Diversified Financial Services	1.24	2.51
Electronic Equipment, Instruments & Components	0.28	0.46
Energy Equipment & Services	1.55	2.60
Health Care Equipment & Supplies	0.89	1.78
Health Care Providers & Services	7.03	4.75
Health Care Technology	5.31	0.08
Hotels, Restaurants & Leisure	1.22	1.52
Industrial Conglomerates	0.59	1.01
Insurance	2.06	—
Interactive Media & Services	0.97	1.51
Internet & Direct Marketing Retail	0.58	1.35
IT Services	2.27	3.66
Machinery	1.05	1.63
Media	0.03	0.95
Oil, Gas & Consumable Fuels	3.04	4.81
Paper & Forest Products	0.32	—
Professional Services	2.27	1.76
Software	3.28	3.03
Specialty Retail	3.63	6.07
Technology Hardware, Storage & Peripherals	3.51	1.06
Trading Companies & Distributors	1.00	0.21
Transportation Infrastructure	0.45	0.73
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$4,349,008	$4,321,717	88.54%	170.09%
Canada	267,557	268,292	5.50	10.56
Germany	187,212	195,973	4.02	7.71
United Kingdom	110,105	94,697	1.94	3.73
Total	$4,913,882	$4,880,679	100.00%	192.09%

	December 31, 2019
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,675,743	$2,698,272	87.25%	161.27%
Canada	261,911	263,704	8.53	15.76
Luxembourg	130,113	130,464	4.22	7.80
Total	$3,067,767	$3,092,440	100.00%	184.83%

The fair value and amortized cost of the Company's performing and non-accrual debt investments as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020
	Cost	% of Total Debt Investments at Cost	Fair Value	% of Total Debt Investments at Fair Value
Performing	$4,896,655	100.00%	$4,863,173	100.00%
Non-accrual(1)	—	—	—	—
Total	$4,896,655	100.00%	$4,863,173	100.00%

(1)One of the Company's debt investments was placed on non-accrual status during the three months ended September 30, 2020 and subsequently restored to accrual status after a restructuring in September 2020. See Note 7 to the September 30, 2020 Consolidated Schedule of Investments.

	December 31, 2019
	Cost	% of Total Debt Investments at Cost	Fair Value	% of Total Debt Investments at Fair Value
Performing	$3,054,280	100.00%	$3,078,520	100.00%
Non-accrual	—	—	—	—
Total	$3,054,280	100.00%	$3,078,520	100.00%

As of September 30, 2020 and December 31, 2019, on a fair value basis, approximately 99.5% and 100.0%, respectively, of our performing debt investments bore interest at a floating rate and approximately 0.5% and 0.0%, respectively, of our performing debt investments bore interest at a fixed rate.
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
The following table presents the fair value hierarchy of financial instruments:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$1,064,148	$3,768,215	$4,832,363
Second lien debt	—	30,810	—	30,810
Equity investments	—	—	17,506	17,506
Total	$—	$1,094,958	$3,785,721	$4,880,679

	December 31, 2019
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$804,708	$2,241,393	$3,046,101
Second lien debt	—	32,419	—	32,419
Equity investments	—	—	13,920	13,920
Total	$—	$837,127	$2,255,313	$3,092,440

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended September 30, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$3,158,291	$—	$15,735	$3,174,026
Purchases of investments	592,892	—	—	592,892
Proceeds from principal repayments and sales of investments	(37,148)	—	—	(37,148)
Accretion of discount/amortization of premium	3,690	—	—	3,690
Net realized gain (loss)	52	—	—	52
Net change in unrealized appreciation (depreciation)	77,040	—	1,771	78,811
Transfers into Level 3 (1)	7,079	—	—	7,079
Transfers out of Level 3 (1)	(33,681)	—	—	(33,681)
Fair value, end of period	$3,768,215	$—	$17,506	$3,785,721
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2020 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$75,612	$—	$1,771	$77,383

	Nine Months Ended September 30, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$2,241,393	$—	$13,920	$2,255,313
Purchases of investments	1,597,218	—	4,456	1,601,674
Proceeds from principal repayments and sales of investments	(137,289)	—	(715)	(138,004)
Accretion of discount/amortization of premium	11,514	—	—	11,514
Net realized gain (loss)	53	—	—	53
Net change in unrealized appreciation (depreciation)	(34,220)	—	(155)	(34,375)
Transfers into Level 3 (1)	148,271	—	—	148,271
Transfers out of Level 3 (1)	(58,725)	—	—	(58,725)
Fair value, end of period	$3,768,215	$—	$17,506	$3,785,721
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2020 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$(33,797)	$—	$(155)	$(33,952)

	Three Months Ended September 30, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments	Forward Purchase Obligation
Fair value, beginning of period	$867,199	$14,083	$5,200	$886,482	$(154)
Purchases of investments	492,766	—	2,800	495,566	—
Proceeds from principal repayments and sales of investments	(2,838)	—	—	(2,838)	—
Accretion of discount/amortization of premium	1,159	—	—	1,159	—
Net change in unrealized appreciation (depreciation)	1,883	—	103	1,986	154
Transfers into Level 3 (1)	138,383	—	—	138,383	—
Transfers out of Level 3 (1)	(53,444)	(14,083)	—	(67,527)	—
Fair value, end of period	$1,445,108	$—	$8,103	$1,453,211	$—
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2019 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$1,883	$—	$103	$1,986	$—

	Nine Months Ended September 30, 2019
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments	Forward Purchase Obligation
Fair value, beginning of period	$328,125	$—	$—	$328,125	$(222)
Purchases of investments	1,202,865	—	8,000	1,210,865	—
Proceeds from principal repayments and sales of investments	(56,474)	—	—	(56,474)	—
Accretion of discount/amortization of premium	2,299	—	—	2,299	—
Net change in unrealized appreciation (depreciation)	9,845	—	103	9,948	222
Transfers into Level 3 (1)	1,950	—	—	1,950	—
Transfers out of Level 3 (1)	(43,502)	—	—	(43,502)	—
Fair value, end of period	$1,445,108	$—	$8,103	$1,453,211	$—
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2019 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$9,646	$—	$103	$9,749	$—
(1)For the three and nine months ended September 30, 2020 and 2019, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2020
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$3,214,454	Yield analysis	Discount rate	6.30%	11.50%	8.24%
	553,761	Market quotations	Broker quoted price	70.50	100.00	96.39
	3,768,215
Investments in equity	17,506	Market approach	Performance multiple	7.00x	12.83x	10.11x
Total	$3,785,721

	December 31, 2019
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$1,886,531	Yield analysis	Discount rate	7.68%	13.58%	8.39%
	354,862	Market quotations	Broker quoted price	81.50	99.50	97.87
	2,241,393
Investments in equity	13,920	Market approach	Performance multiple	6.15x	13.50x	10.18x
Total	$2,255,313
(1)Weighted averages are calculated based on fair value of investments.
The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. The significant unobservable input used for market quotations are broker quoted prices provided by independent pricing services. The significant unobservable input used under the market approach is the performance multiple. Significant increases in discount rates would result in a significantly lower fair value measurement. Significant decreases in quoted prices or performance multiples would result in a significantly lower fair value measurement.

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
Financial Instruments Not Carried at Fair Value

The fair value of the Company’s 2023 Notes, which would be categorized as Level 2 within the fair value hierarchy, as of September 30, 2020 and December 31, 2019 was $403.3 million and $0.0 million, respectively, based on vendor pricing received by the Company.

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and the 2023 Notes, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
Note 6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2020 and December 31, 2019, the Company’s asset coverage was 208.5% and 215.1%, respectively.
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
Borrowings under the Subscription Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) in the case of London Interbank Offered Rate ("LIBOR") rate loans, an adjusted LIBOR rate for the applicable interest period plus 2.00% or (ii) in the case of reference rate loans, the greatest of (A) the prime rate plus 1.00%, (B) the federal funds rate plus 1.50%, and (C) one-month adjusted LIBOR plus 2.00%. Loans may be converted from one rate to another at any time at the Company’s election, subject to certain conditions. Effective November 6, 2018, the Company pays an unused commitment fee equal to (x) 0.30% per annum when the outstanding principal obligations are less than 50% of the maximum commitment and (y) 0.25% per annum when the outstanding principal obligations are greater than or equal to 50% of the maximum commitment.
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
As of September 30, 2020 and December 31, 2019, the Company was in compliance with all covenants and other requirements of the Subscription Facility.
Jackson Hole Funding Facility
On November 16, 2018, BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), the Company’s wholly-owned subsidiary that holds primarily originated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended on February 6, 2019, September 20, 2019 and July 28, 2020 and as further amended from time to time, the “Jackson Hole Funding Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent, Citibank, N.A., serves as collateral agent and securities intermediary, Virtus Group, LP serves as collateral administrator and the Company serves as portfolio manager under the Jackson Hole Funding Facility.
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
As of September 30, 2020 and December 31, 2019, the Company was in compliance with all covenants and other requirements of the Jackson Hole Funding Facility.
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

The initial maximum commitment amount of the BNP SPV Facility was $400 million. Effective June 11, 2019, the maximum commitment amount of the BNP SPV Facility was increased to $575 million; effective September 27, 2019, the maximum commitment amount of the BNP SPV Facility was increased to $875 million and on April 13, 2020, the maximum commitment amount of the BNP Facility was increased to $1,125 million. Proceeds from borrowings under the BNP SPV Facility may be used to fund portfolio investments by Breckenridge Funding and to make advances under delayed draw and revolving loans where Breckenridge Funding is a lender. The period during which Breckenridge Funding may make borrowings under the BNP SPV Facility for the remaining commitment amounts expires on December 21, 2021 (or such later date as may be agreed by Breckenridge Funding, BNP, as administrative agent, and the lenders under the BNP SPV Facility), except for $300 million of outstanding principal which expired on September 27, 2020. The BNP SPV Facility is scheduled to mature on December 21, 2023.

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
As of September 30, 2020 and December 31, 2019, the Company was in compliance with all covenants and other requirements of the Breckenridge Funding Facility.
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
As of September 30, 2020 and December 31, 2019, the Company was in compliance with all covenants and other requirements of the Big Sky Funding Facility.
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

As of September 30, 2020, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
2023 Notes
On July 15, 2020, the Company and U.S. Bank National Association (the “Trustee”) entered into an Indenture (the “Base Indenture”) and a Supplemental Indenture to the Base Indenture (the “First Supplemental Indenture,” and together with the Base Indenture, the “Indenture”). The First Supplemental Indenture relates to the Company's issuance of $400 million aggregate principal amount of its 3.650% notes due 2023 (the “2023 Notes”).

The 2023 Notes will mature on July 14, 2023 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The 2023 Notes bear interest at a rate of 3.650% per year payable semi-annually on January 14 and July 14 of each year, commencing on January 14, 2021. The 2023 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2023 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the 2023 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture.

In addition, on the occurrence of a “change of control repurchase event,” as defined in the Indenture, the Company will generally be required to make an offer to purchase the outstanding 2023 Notes at a price equal to 100% of the principal amount of such 2023 Notes plus accrued and unpaid interest to the repurchase date.

The 2023 Notes were offered to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act (the “Notes Offering”). The 2023 Notes have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements. The Notes Offering closed on July 15, 2020. The net proceeds to the Company were approximately $394.5 million, after deducting the initial purchaser discount.
The Company’s outstanding debt obligations were as follows:

	September 30, 2020
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$400,000	$122,000	$122,000	$278,000	$178,784
Jackson Hole Funding Facility(3)	400,000	398,189	398,189	1,811	1,811
Breckenridge Funding Facility	1,124,965	1,124,965	1,124,965	—	—
Big Sky Funding Facility	500,000	230,846	230,846	269,154	83,102
Revolving Credit Facility	650,000	65,000	65,000	585,000	585,000
2023 Notes(4)	400,000	400,000	394,041	—	—
Total	$3,474,965	$2,341,000	$2,335,041	$1,133,965	$848,697

	December 31, 2019
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$400,000	$119,752	$119,752	$280,248	$280,248
Jackson Hole Funding Facility(3)	600,000	514,151	514,151	85,849	5,843
Breckenridge Funding Facility	875,000	820,311	820,311	54,689	10,769
Big Sky Funding Facility	400,000	—	—	400,000	25,481
Total	$2,275,000	$1,454,214	$1,454,214	$820,786	$322,341
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the JPM SPV Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2020 and December 31, 2019, the Company had borrowings denominated in Euros (EUR) of 23.6 million and (EUR) 23.9 million, respectively.
(4)The carrying value of the Company’s 2023 Notes is presented net of unamortized debt issuance costs of $6.0 million as of September 30, 2020.
As of September 30, 2020 and December 31, 2019, $5.8 million and $5.3 million, respectively, of interest expense and $0.8 million and $0.2 million, respectively, of unused commitment fees were included in interest payable. For the three and nine months ended September 30, 2020, the weighted average interest rate on all borrowings outstanding was 2.96% and 3.36% (including unused fees and accretion of original issue discount on the 2023 Notes), respectively, and the average principal debt outstanding was $1,865.2 million and $1,711.7 million, respectively. For the three and nine months ended September 30, 2019, the weighted average interest rate on all borrowings outstanding was 4.48% and 4.59% (including unused fees), respectively, and the average principal debt outstanding was $731.7 million and $580.3 million, respectively.
The components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Borrowing interest expense	$12,054	$8,019	$40,372	$19,334
Facility unused fees	1,337	183	2,342	623
Amortization of financing costs and debt issuance costs	982	404	2,171	1,104
Accretion of original issue discount	393	—	393	—
Total interest expense	$14,766	$8,606	$45,278	$21,061
Cash paid for interest expense	$10,137	$7,983	$41,084	$17,712

Note 7. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements.  As of September 30, 2020 and December 31, 2019, the Company had delayed draw term loans and revolvers with an aggregate of $239.2 million and $179.4 million of unfunded commitments, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the funds it manages. Certain terms of these investments are not finalized at the time of the commitment and each respective fund's allocation may change prior to the date of funding. In this regard, as of September 30, 2020, the Company estimates $147.3 million respectively of investments that are committed but not yet funded.
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
Since the Company had a contractual obligation to acquire all qualifying assets in the Middle Market Warehouse through a forward purchase agreement, the mark-to-market gain/loss of all investments was recognized in the Company’s consolidated financial statements. The Company did not, however, have any direct interest in the underlying assets nor did it have the power to control the activities most significant to the economic performance of the Middle Market Warehouse, and therefore, such assets were not included in the Company’s consolidated financial statements. This gain/loss amount is calculated as the difference between (1) the current purchase price the Company would be obligated to pay to purchase each asset under the forward purchase agreement and (2) the current fair value as determined by the Company’s valuation policy. For the three and nine months ended September 30, 2019, the Company accrued $0.2 million and $0.2 million, respectively, relating to this forward purchase obligation.
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
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2020, management is not aware of any pending or threatened material litigation.
Note 8. Net Assets
Subscriptions and Drawdowns

In connection with its formation, the Company has the authority to issue an unlimited number of shares at $0.001 per share par value.
During the nine months ended September 30, 2020 and 2019, the Company entered into additional subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of September 30, 2020, the Company had received Capital Commitments totaling $3,770.4 million ($1,243.9 million remaining undrawn), of which $84.5 million ($22.0 million remaining undrawn) are from affiliated entities of the Adviser.
The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2020 (dollars in millions):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
January 30, 2020	16,864,983	$440.9
April 8, 2020	14,864,518	324.0
July 15, 2020	5,304,125	125.6
July 28, 2020	123,229	2.9
Total	37,156,855	$893.4
The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2019 (dollars in millions):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
January 24, 2019	5,666,095	$142.1
March 28, 2019	9,818,817	247.5
June 27, 2019	12,453,261	319.7
August 9, 2019	1,401,367	36.1
September 25, 2019	14,686,050	377.3
Total	44,025,590	$1,122.7
Distributions
The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2020 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
January 29, 2020	January 29, 2020	May 15, 2020	$0.1593	$10,241
February 26, 2020	March 31, 2020	May 15, 2020	0.3407	27,688
April 7, 2020	April 7, 2020	August 14, 2020	0.0385	3,129
June 29, 2020	June 30, 2020	August 14, 2020	0.4615	44,454
July 14, 2020	July 14, 2020	November 13, 2020	0.0761	7,330
July 27, 2020	July 27, 2020	November 13, 2020	0.0707	7,185
August 26, 2020	September 30, 2020	November 13, 2020	0.3532	36,021
Total distributions			$1.5000	$136,048

The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2019 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
January 22, 2019	January 23, 2019	May 15, 2019	$0.1239	$1,192
February 28, 2019	March 27, 2019	May 15, 2019	0.3536	5,406
March 26, 2019	March 31, 2019	May 15, 2019	0.0225	565
June 26, 2019	June 26, 2019	August 14, 2019	0.4780	12,010
June 26, 2019	June 30, 2019	August 14, 2019	0.0220	827
August 8, 2019	August 8, 2019	November 14, 2019	0.2120	7,967
September 24, 2019	September 24, 2019	November 14, 2019	0.2554	9,973
September 24, 2019	September 30, 2019	November 14, 2019	0.0326	1,752
Total distributions			$1.5000	$39,692
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

The following table summarizes the amounts received and shares issued to shareholders who have not opted out of the DRIP during the nine months ended September 30, 2020 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 30, 2020	$2,882	112,302
May 15, 2020	4,244	194,694
August 14, 2020	5,437	229,591
Total distributions	$12,563	536,587

The following table summarizes the amounts received and shares issued to shareholders who have not opted out of the DRIP during the nine months ended September 30, 2019 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
May 15, 2019	$519	20,605
August 14, 2019	1,748	68,165
Total distributions	$2,267	88,770

Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net increase (decrease) in net assets resulting from operations	$176,332	$19,487	$97,849	$57,054
Weighted average shares outstanding (basic and diluted)	101,030,065	39,380,756	90,696,327	26,532,236
Earnings (loss) per common share (basic and diluted)	$1.75	$0.49	$1.08	$2.15
Note 10. Financial Highlights
The following are the financial highlights for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Per Share Data:
Net asset value, beginning of period	$26.02	$24.57
Net investment income (1)	1.70	1.53
Net unrealized and realized gain (loss) (2)	(1.31)	1.06
Net increase (decrease) in net assets resulting from operations	0.39	2.59
Distributions declared (3)	(1.50)	(1.50)
Total increase (decrease) in net assets	(1.11)	1.09
Net asset value, end of period	$24.91	$25.66
Shares outstanding, end of period	101,983,184	53,735,678
Total return based on NAV (4)	1.99%	10.69%
Ratios:
Ratio of net expenses to average net assets (5)	6.09%	8.39%
Ratio of net investment income to average net assets (5)	9.54%	7.98%
Portfolio turnover rate	17.13%	28.57%
Supplemental Data:
Net assets, end of period	$2,540,903	$1,378,662
Total capital commitments, end of period	$3,770,397	$2,688,498
Ratios of total contributed capital to total committed capital, end of period	67.01%	50.66%
Asset coverage ratio	208.5%	277.3%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the nine months ended September 30, 2020 and 2019, the amount shown does not correspond with the aggregate amount for the period as it includes a ($0.70) and $0.43 impact, respectively, from the effect of the timing of capital transactions.
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
(5)Amounts are annualized except for expense support amounts relating to organizational costs. For the nine months ended September 30, 2020 and 2019, the ratio of total operating expenses to average net assets was 6.01% and 8.43%, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) by the Adviser which represented (0.08%) and 0.04%, respectively, of average net assets.
Note 11. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements.  There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2020, except as discussed below.

On October 19, 2020, the Company entered into Subscription Agreements with additional investors totaling $155.9 million of capital commitments in the aggregate.

On October 23, 2020, the Company and U.S. Bank National Association (the “Trustee”) entered into a Supplemental Indenture (the “Second Supplemental Indenture”), which supplements that certain Base Indenture, dated as of July 15, 2020 (as may be further amended, supplemented or otherwise modified from time to time, the “Base Indenture” and, together with the Second Supplemental Indenture, the “Indenture”). The Second Supplemental Indenture relates to the Company's issuance of $500.0 million aggregate principal amount of its 3.625% notes due 2026 (the “ 2026 Notes”).

The 2026 Notes will mature on January 15, 2026 and may be redeemed in whole or in part at the Company's option at any time or from time to time at the redemption prices set forth in the Indenture. The 2026 Notes bear interest at a rate of 3.625% per year payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2021. The 2026 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the 2026 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company's secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.

On October 23, 2020, the Company issued a capital call notice to call $115.4 million of capital commitments. Proceeds from the capital call were due, and the related issuance of 4,627,528 shares occurred, on November 5, 2020.

On October 31, 2020, the Initial Closing Period ended. The Company closed on aggregate capital commitments of $3,926.3 million during the two-year closing period.

On November 3, 2020, the Company amended the Revolving Credit Facility to, among other things, increase the maximum commitment amount to $745 million from $650 million.

On November 5, 2020, the Board declared a distribution of $0.1957 per share, which is payable on January 29, 2021 to shareholders of record as of November 5, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “Item 1. Financial Statements.”  This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A of and elsewhere in this Form 10-Q and our quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020.
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
Portfolio and Investment Activity
For the three months ended September 30, 2020, we acquired $1,095.8 million aggregate principal amount of investments (including $89.4 million of unfunded commitments), $1,011.9 million of which was first lien debt, $11.4 million of which was second lien debt, and $72.5 million of which was unsecured debt.
For the three months ended September 30, 2019, we acquired $553.4 million aggregate principal amount of investments (including $16.8 million of unfunded commitments), $550.6 million of which was first lien debt and $2.8 million of which was equity.

Our investment activity is presented below (information presented herein is at cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended September 30, 2020	As of and for the three months ended September 30, 2019
Investments:
Total investments, beginning of period	$4,189,892	$1,508,097
New investments purchased	989,930	556,960
Net accretion of discount on investments	6,460	1,900
Net realized gain (loss) on investments	104	113
Investments sold or repaid	(272,504)	(47,166)
Total investments, end of period	$4,913,882	$2,019,904
Amount of investments funded at principal:
First lien debt investments	$944,372	$555,927
Second lien debt investments	11,392	—
Unsecured debt	72,489	—
Equity investments	—	2,800
Total	$1,028,253	$558,727
Proceeds from investments sold or repaid:
First lien debt investments	$(197,184)	$(47,092)
Second lien debt investments	—	(74)
Unsecured debt	(75,320)	—
Equity investments	—	—
Total	$(272,504)	$(47,166)
Number of portfolio companies	78	50
Weighted average yield on debt and income producing investments, at cost(1)(2)	7.81%	8.75%
Weighted average yield on debt and income producing investments, at fair value(1)(2)	7.87%	8.71%
Percentage of debt investments bearing a floating rate, at fair value	99.51%	100.00%
Percentage of debt investments bearing a fixed rate, at fair value	0.49%	—
(1)Computed as (a) the annual stated interest rate or yield plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on accruing debt included in such securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)As of September 30, 2020 and 2019, the weighted average total portfolio yield at cost was 7.78% and 8.71%, respectively. The weighted average total portfolio yield at fair value was 7.84% and 8.68%, respectively.
Our investments consisted of the following (dollar amounts in thousands):

	September 30, 2020			December 31, 2019
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$4,866,088	$4,832,363	99.01%	$3,021,498	$3,046,101	98.50%
Second lien debt	30,567	30,810	0.63	32,782	32,419	1.05
Equity	17,227	17,506	0.36	13,487	13,920	0.45
Total	$4,913,882	$4,880,679	100.00%	$3,067,767	$3,092,440	100.00%

The fair value and amortized cost of our performing and non-accrual investments as of September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020
	Cost	% of Total Debt Investments at Cost	Fair Value	% of Total Debt Investments at Fair Value
Performing	$4,896,655	100.00%	$4,863,173	100.00%
Non-accrual(1)	—	—	—	—
Total	$4,896,655	100.00%	$4,863,173	100.00%

(1)One of the Company's debt investments was placed on non-accrual status during the three months ended September 30, 2020 and subsequently restored to accrual status after a restructuring in September 2020. See Note 7 to the September 30, 2020 Consolidated Schedule of Investments.

	December 31, 2019
	Cost	% of Total Debt Investments at Cost	Fair Value	% of Total Debt Investments at Fair Value
Performing	$3,054,280	100.00%	$3,078,520	100.00%
Non-accrual	—	—	—	—
Total	$3,054,280	100.00%	$3,078,520	100.00%

Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total investment income	$91,599	$38,590	$252,953	$83,468
Net expenses	36,257	17,480	98,410	42,772
Net investment income before excise tax	55,342	21,110	154,543	40,696
Excise tax expense	—	—	104	—
Net investment income after excise tax	55,342	21,110	154,439	40,696
Net unrealized appreciation (depreciation)	120,891	(1,741)	(59,062)	12,962
Net realized gain (loss)	99	118	2,472	3,396
Net increase (decrease) in net assets resulting from operations	$176,332	$19,487	$97,849	$57,054
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income, was as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income	$90,303	$38,507	$246,388	$82,802
Payment-in-kind interest income	1,282	—	6,525	—
Fee income	14	83	40	666
Total investment income	$91,599	$38,590	$252,953	$83,468
Total investment income increased to $91.6 million for the three months ended September 30, 2020 from $38.6 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments. Total investment income increased to $253.0 million for the nine months ended September 30, 2020 from $83.5 million for the same period in the prior year. The increases were primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $4,880.7 million at September 30, 2020 from $2,028.5 million at September 30, 2019. Additionally, for the three and nine months ended September 30, 2020, we accrued $7.5 million and $12.6 million, respectively, of non-recurring income including prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts and ticking fees, compared to $0.0 million and $0.0 million, respectively, for the same periods in the prior year.
The COVID-19 pandemic could cause operational and/or liquidity issues at our portfolio companies which could restrict their ability to make cash interest payments. Additionally, we may experience full or partial losses on our investments which may ultimately reduce our investment income in future periods.
As of September 30, 2020, with the exception of four equity investments (which represented 0.36% of the total fair value of the portfolio), all investments were income producing debt investments.
Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense	$14,766	$8,606	$45,278	$21,061
Management fees	8,606	3,599	22,597	7,590
Income based incentive fee	9,837	3,718	26,721	7,473
Capital gains incentive fee	—	(243)	(4,218)	1,819
Professional fees	462	417	1,322	964
Board of Trustees' fees	108	105	334	329
Administrative service expenses	547	213	1,638	1,045
Other general and administrative	1,104	540	2,572	1,919
Amortization of offering costs	427	325	966	742
Excise tax expense	—	—	104	—
Total expenses (including excise tax expense)	35,857	17,280	97,314	42,942
Expense support	—	—	—	(570)
Recoupment of expense support	400	200	1,200	400
Net expenses (including excise tax expense)	$36,257	$17,480	$98,514	$42,772
Interest Expense
Total interest expense (including unused fees and other debt financing expenses), increased to $14.8 million for the three months ended September 30, 2020 from $8.6 million for the same period in the prior year primarily driven by increased borrowings under our credit facilities and unsecured bond resulting from increased deployment of capital for investments. The average principal debt outstanding increased to $1,865.2 million for the three months ended September 30, 2020 from $731.7 million, partially offset by a decrease in our weighted average interest rate to 2.96% for the three months ended September 30, 2020 from 4.48% for the same period in the prior year.
Total interest expense (including unused fees and other debt financing expenses), increased to $45.3 million for the nine months ended September 30, 2020 from $21.1 million for the same period in the prior year primarily driven by increased borrowings under our credit facilities and unsecured bond resulting from increased deployment of capital for investments. The average principal debt outstanding increased to $1,711.7 million for the nine months ended September 30, 2020 from $580.3 million, partially offset by a decrease in our weighted average interest rate to 3.36% for the nine months ended September 30, 2020 from 4.59% for the same period in the prior year.
Management Fees
Management fees increased to $8.6 million for the three months ended September 30, 2020 from $3.6 million for the same period in prior year primarily due to an increase in gross assets. Management fees increased to $22.6 million for the nine months ended September 30, 2020 from $7.6 million for the same period in the prior year. The increases were primarily due to an increase in gross assets. Our total gross assets increased to $5,011.2 million at September 30, 2020 from $2,191.4 million at September 30, 2019.
Income Based Incentive Fees
Income based incentive fees increased to $9.8 million for the three months ended September 30, 2020 from $3.7 million for the same period in the prior year primarily due to our deployment of capital. Pre-incentive fee net investment income increased to $65.6 million for the three months ended September 30, 2020 from $24.8 million for the same period in the prior year.
Income based incentive fees increased to $26.7 million for the nine months ended September 30, 2020 from $7.5 million for the same period in the prior year primarily due to our deployment of capital. Pre-incentive fee net investment income increased to $178.1 million for the nine months ended September 30, 2020 from $49.8 million for the same period in the prior year.
Capital Gains Incentive Fees
Capital gains incentive fees were $0.0 million for the three months ended September 30, 2020 compared to $(0.2) million for the same period in the prior year. Capital gains incentive fees decreased to $(4.2) million for the nine months ended September 30, 2020 from $1.8 million for the same period in the prior year. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. As we were at a net realized and unrealized cumulative loss position as of September 30, 2020, there was no capital gains incentive fee accrual.
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
Total other expenses increased to $2.6 million for the three months ended September 30, 2020 from $1.6 million for the same period in prior year primarily driven by an increase in costs associated with servicing a growing investment portfolio and the increase of certain general and administrative expenses and administrative service expense for the same period in the prior year.
Total other expenses increased to $6.8 million for the nine months ended September 30, 2020 from $5.0 million for the same period in prior year primarily driven by an increase in costs associated with servicing a growing investment portfolio and the increase of professional fees and administrative service expense for the same period in the prior year.
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
For the three and nine months ended September 30, 2020, we incurred $0.0 million and $0.1 million, respectively, of U.S. federal excise tax. For the three and nine months ended September 30, 2019 we incurred $0.0 million and $0.0 million, respectively, of U.S. federal excise tax.
Net Unrealized Gain (Loss)
Net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net unrealized gain (loss) on investments	$120,893	$(1,881)	$(59,061)	$12,821
Net unrealized gain (loss) on forward purchase obligation	—	154	—	222
Net unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(2)	(14)	(1)	(81)
Net unrealized gain (loss)	$120,891	$(1,741)	$(59,062)	$12,962

For the three months ended September 30, 2020, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to June 30, 2020. The fair value of our debt investments as a percentage of principal increased by 2.8% as compared to a 0.1% decrease in fair value of our debt investments for the same period in prior year. The unrealized gain was partially driven by a continued recovery from the COVID-19 pandemic as credit spreads tightened and the private and syndicated leverage loan markets have recovered off of March 2020 lows.

For the nine months ended September 30, 2020, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments as compared to December 31, 2019. The fair value of our debt investments as a percentage of principal decreased by 1.7% as compared to a 1.2% increase in fair value of our debt investments for the same period in prior year. The fair value of our investments were negatively impacted during the nine months ended September 30, 2020 due to heightened market volatility resulting from the COVID-19 pandemic. To the extent that the credit risk of our portfolio companies increases as a result of financial impacts due to COVID-19, we may incur additional unrealized losses in the future.

Net Realized Gain (Loss)

The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net realized gain (loss) on investments	$104	$113	$2,453	$3,325
Net realized gain (loss) on translation of assets and liabilities in foreign currencies	(5)	5	19	71
Net realized gain (loss)	$99	$118	$2,472	$3,396
For the three and nine months ended September 30, 2020, we generated realized gains of $6.0 million and $10.5 million, respectively, partially offset by realized losses of $5.9 million and $8.0 million respectively (inclusive of a $4.4 million loss relating to a restructuring of one of our portfolio companies), primarily from full or partial sales of quoted loans.
For the three and nine months ended September 30, 2019, we generated realized gains of $0.7 million and $4.0 million, respectively, partially offset by realized losses of $0.6 million and $0.6 million respectively, primarily from full or partial sales of quoted loans.
The COVID-19 pandemic may cause us to experience full or partial losses on our investments upon the exit or restructuring of our investments.
Financial Condition, Liquidity and Capital Resources

We generate cash from the net proceeds from the drawdown of Capital Commitments, issuances of debt and proceeds from net borrowings on our credit facilities and income earned on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating loans and purchasing senior secured debt investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings and (iv) cash distributions to the holders of our shares.
As of September 30, 2020 and December 31, 2019, we had five and four revolving credit facilities outstanding, respectively. We also issued our first unsecured bond in July 2020 as described in “—Borrowings” below. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2020 and December 31, 2019, we had an aggregate amount of $2,341.0 million and $1,454.2 million of senior securities outstanding and our asset coverage ratio was 208.5% and 215.1%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of September 30, 2020, taken together with our $1,134.0 million of available capacity under our credit facilities (subject to borrowing base availability) and our $1,243.9 million of uncalled Capital Commitments is expected to be sufficient for our investing activities and to conduct our operations in the near term. However, disruption in the financial markets caused by the COVID-19 outbreak has restricted our access to financing. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing will likely not be on as favorable terms as we could have obtained prior to the outbreak of the pandemic. Furthermore, because of declining values of certain of our assets, we have and may continue to post additional unencumbered assets to secure certain of our loans, leaving less remaining unencumbered assets for future financing. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of September 30, 2020, we had $77.3 million in cash and cash equivalents. During the nine months ended September 30, 2020, cash used in operating activities was $1,659.7 million, primarily as a result of funding portfolio investments of $2,499.8 million; partially offset by proceeds from sale of investments of $682.8 million and an increase in payables for investments purchased of $45.7 million. Cash provided by financing activities was $1,671.4 million during the period, which was primarily the result of proceeds from the issuance of shares of $899.4 million, net borrowings on our debt outstanding of $880.1 million; partially offset by dividends paid in cash of $100.8 million.
As of September 30, 2019, we had $135.5 million in cash and cash equivalents. During the nine months ended September 30, 2019, cash used in operating activities was $1,557.1 million, primarily as a result of funding portfolio investments of $1,831.4 million and a decrease in payables for investments purchased of $149.5 million; partially offset by proceeds from sale of investments of $367.7 million. Cash provided by financing activities was $1,686.3 million during the period, which was primarily the result of proceeds from the issuance of shares of $1,113.5 million, net borrowings on our credit facilities of $593.1 million, partially offset by dividends paid in cash of $17.7 million.
Equity
The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2020 (dollar amounts in millions, unless otherwise noted):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
January 30, 2020	16,864,983	$440.9
April 8, 2020	14,864,518	324.0
July 15, 2020	5,304,125	125.6
July 28, 2020	123,229	2.9
Total	37,156,855	$893.4

The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2019 (dollar amounts in millions, unless otherwise noted):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
January 24, 2019	5,666,095	$142.1
March 28, 2019	9,818,817	247.5
June 27, 2019	12,453,261	319.7
August 9, 2019	1,401,367	36.1
September 25, 2019	14,686,050	377.3
Total	44,025,590	$1,122.7
Distributions and Dividend Reinvestment

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2020 (dollar amounts in thousands, unless otherwise noted):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
January 29, 2020	January 29, 2020	May 15, 2020	$0.1593	$10,241
February 26, 2020	March 31, 2020	May 15, 2020	0.3407	27,688
April 7, 2020	April 7, 2020	August 14, 2020	0.0385	3,129
June 29, 2020	June 30, 2020	August 14, 2020	0.4615	44,454
July 14, 2020	July 14, 2020	November 13, 2020	0.0761	7,330
July 27, 2020	July 27, 2020	November 13, 2020	0.0707	7,185
August 26, 2020	September 30, 2020	November 13, 2020	0.3532	36,021
Total distributions			$1.5000	$136,048
The following table summarizes our distributions declared and payable for the nine months ended September 30, 2019 (dollar amounts in thousands, unless otherwise noted):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
January 22, 2019	January 23, 2019	May 15, 2019	$0.1239	$1,192
February 28, 2019	March 27, 2019	May 15, 2019	0.3536	5,406
March 26, 2019	March 31, 2019	May 15, 2019	0.0225	565
June 26, 2019	June 26, 2019	August 14, 2019	0.4780	12,010
June 26, 2019	June 30, 2019	August 14, 2019	0.0220	827
August 8, 2019	August 8, 2019	November 14, 2019	0.2120	7,967
September 24, 2019	September 24, 2019	November 14, 2019	0.2554	9,973
September 24, 2019	September 30, 2019	November 14, 2019	0.0326	1,752
Total distributions			$1.5000	$39,692
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
The following table summarizes the amounts received and shares issued to shareholders who have not opted out of the DRIP during the nine months ended September 30, 2020 (dollars in thousands except per share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 30, 2020	$2,882	112,302
May 15, 2020	4,244	194,694
August 14, 2020	5,437	229,591
Total distributions	$12,563	536,587

The following table summarizes the amounts received and shares issued to shareholders who have not opted out of the DRIP during the nine months ended September 30, 2019 (dollars in thousands except per share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
May 15, 2019	$519	20,605
August 14, 2019	1,748	68,165
Total distributions	$2,267	88,770

Borrowings
Our outstanding debt obligations were as follows (dollar amounts in thousands):

	September 30, 2020
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$400,000	$122,000	$122,000	$278,000	$178,784
Jackson Hole Funding Facility(3)	400,000	398,189	398,189	1,811	1,811
Breckenridge Funding Facility	1,124,965	1,124,965	1,124,965	—	—
Big Sky Funding Facility	500,000	230,846	230,846	269,154	83,102
Revolving Credit Facility	650,000	65,000	65,000	585,000	585,000
2023 Notes(4)	400,000	400,000	394,041	—	—
Total	$3,474,965	$2,341,000	$2,335,041	$1,133,965	$848,697

	December 31, 2019
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$400,000	$119,752	$119,752	$280,248	$280,248
Jackson Hole Funding Facility(3)	600,000	514,151	514,151	85,849	5,843
Breckenridge Funding Facility	875,000	820,311	820,311	54,689	10,769
Big Sky Funding Facility	400,000	—	—	400,000	25,481
Total	$2,275,000	$1,454,214	$1,454,214	$820,786	$322,341

(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility's borrowing base.
(3)Under the JPM SPV Facility, we may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2020 and December 31, 2019, we had borrowings denominated in Euros (EUR) of 23.6 million and (EUR) 23.9 million, respectively.
(4)The carrying value of the Company’s 2023 Notes is presented net of unamortized debt issuance costs of $6.0 million as of September 30, 2020.
For the three and nine months ended September 30, 2020, the weighted average interest rate on all borrowings outstanding was 2.96% and 3.36% (including unused fees and accretion of original issue discount on the 2023 Notes), respectively, and the average principal debt outstanding was $1,865.2 million and $1,711.7 million, respectively.
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements.  As of September 30, 2020 and December 31, 2019, we had delayed draw term loans and revolvers with an aggregate of $239.2 million and $179.4 million of unfunded commitments, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the funds it manages. Certain terms of these investments are not finalized at the time of the commitment and each respective fund's allocation may change prior to the date of funding. In this regard, as of September 30, 2020, we estimate $147.3 million respectively of investments that are committed but not yet funded.
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
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2020, management is not aware of any pending or threatened litigation.
Contractual Obligations
Our contractual consisted of the following as of September 30, 2020 (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Subscription Facility	$122,000	$122,000	$—	$—	$—
Jackson Hole Funding Facility	398,189	—	398,189	—	—
Breckenridge Funding Facility	1,124,965	—	—	1,124,965	—
Big Sky Funding Facility	230,846	—	230,846	—	—
Revolving Credit Facility	65,000	—	—	65,000	—
2023 Notes	400,000	—	400,000	—	—
Total Contractual Obligations	$2,341,000	$122,000	$1,029,035	$1,189,965	$—

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
Recent Developments
Effective November 4, 2020, Robert Harteveldt resigned from his position as a trustee of the Company. Effective November 5, 2020, the Board appointed James F. Clark to the Board and as a member of the Board’s Audit Committee and Nominating and Governance Committee. Mr. Clark’s appointment brings the total number of trustees on the Board to seven, four of whom are not “interested persons” of the Company as defined in Section 2(a)(19) of the 1940 Act.

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
As of September 30, 2020, 99.51% of our debt investments at fair value were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2020, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$116,733	$(58,230)	$58,503
Up 200 basis points	66,614	(38,820)	27,794
Up 100 basis points	17,466	(19,410)	(1,944)
Down 100 basis points	(2,238)	4,464	2,226
Down 200 basis points	(2,238)	4,464	2,226

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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

The risk factors presented below supplement, update, supersede and/or replace, as appropriate, the risk factors found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Annual Report”) and our quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2020 and June 30, 2020.

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

The outbreak of COVID-19 has had, and is expected to continue to have, a material adverse impact on our NAV, financial condition, liquidity, results of operations, and the businesses of our portfolio companies, among other factors. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. Although many or all facets of our business have been or could be impacted by COVID-19, we currently believe the following impacts to be the most material to the Company:

•Our NAV has significantly decreased as a result of the outbreak. Although our NAV per share has recovered to some extent from the initial impact of COVID-19, it has not fully recovered and may continue to experience negative impacts from COVID-19 in the future. It is possible that the fair value of our investments, and therefore our NAV per share, could continue to decrease during the period of the COVID-19 outbreak and potentially longer. We believe our investments in portfolio companies in certain industries have been and will continue to be affected by the COVID-19 outbreak, and that our investments will generally be affected by the outbreak.

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
•Because of the market conditions created by COVID-19, companies may be less likely to seek new borrowing, which could result in less investment opportunities for the Company, which in turn could result in more competition for investment opportunities and potentially less favorable terms for our new investments.

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

•deterioration in credit and financing market conditions, which may adversely impact our ability to access financing for our investments on favorable terms or at all;

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

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our credit arrangements and our collateralized loan obligation transactions

On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it would phase out the LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021 and has indicated that market participants should not rely on LIBOR being available after 2021. As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Abandonment of or modifications to LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. While some instruments may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate setting methodology, not all instruments may have such provisions and there is significant uncertainty regarding the effectiveness of any such alternative methodologies. Abandonment of or modifications to LIBOR could lead to significant short-term and long-term uncertainty and market instability. If LIBOR ceases to exist, we and our portfolio companies may need to amend or restructure our existing LIBOR-based debt instruments and any related hedging arrangements that extend beyond 2021, which may be difficult, costly and time consuming. In addition, from time to time we invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. It remains uncertain how such changes would be implemented and the effects such changes would have on us, issuers of instruments in which we invest and financial markets generally.

The expected discontinuation of LIBOR could have a significant impact on our business. The dollar amount of our outstanding debt investments and borrowings that are linked to LIBOR with maturity dates after the anticipated discontinuation date of 2021 is material. We anticipate significant operational challenges for the transition away from LIBOR including, but not limited to, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that will need to be identified and evaluated by us. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, the cessation of LIBOR could:

•Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans and derivatives that are included in our assets and liabilities;

•Require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding investments;

•Result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;

•Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in our LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;

•Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and

•Cause us to incur additional costs in relation to any of the above factors.

There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations, financial condition, and unit price. In addition, the transition to a successor rate could potentially cause (i) increased volatility or illiquidity in markets for instruments that currently rely on LIBOR, (ii) a reduction in the value of certain instruments held by the Company, or (iii) reduced effectiveness of related Company transactions, such as hedging. It remains uncertain how such changes would be implemented and the effects such changes would have on the Company, issuers of instruments in which the Company invests and financial markets generally.
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

Blackstone / GSO Secured Lending Fund

Date:	November 9, 2020	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer

Date:	November 9, 2020	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer
Chief Financial Officer