Form 10-K
period 2020-12-31
Blackstone Secured Lending Fund
filed 2021-03-04
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 814-01299
_______________________________________________________________________
Blackstone Secured Lending Fund
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒
As of December 31, 2020, there was no established public market for the registrant’s common shares of beneficial interest ("Common Shares").
The number of the Registrant’s Common Shares, $0.001 par value per share, outstanding as of February 26, 2021 was 130,103,628.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Blackstone Secured Lending Fund (together, with its consolidated subsidiaries, the “Company”, “we”, "us" or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our future operating results;
•our business prospects and the prospects of the companies in which we may invest, including our and their ability to achieve our respective objectives as a result of the current novel coronavirus ("COVID-19") pandemic;
•the impact of the investments that we expect to make;
•general economic and political trends and other external factors, including the COVID-19 pandemic;
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
•actual and potential conflicts of interest with Blackstone Credit BDC Advisors (the “Adviser”) or any of its affiliates;
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

Risk Factor Summary
The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Item 1A. Risk Factors” in this report.
Risks Related to Our Business and Structure
•We are a relatively new company and have limited operating history and our ability to achieve our investment objective depends on the ability of the Adviser to manage and support our investment process largely through relationships with private equity sponsors, investment banks and commercial banks.
•Our Board of Trustees ("Board") may change our operating policies and strategies or amend our Declaration of Trust without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.
•Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio.
•We may face increasing competition for investment opportunities, have difficulty sourcing investment opportunities and experience fluctuations in our quarterly results.
•As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•There is a risk that investors in our shares may not receive distributions or that our distributions may decrease over time.
•After the end of the initial drawdown period and before an exchange listing, we intend to offer to repurchase shares on a quarterly basis. As a result, shareholders will have limited opportunities to sell shares and, to the extent shareholders are able to sell shares under the program, shareholders may not be able to recover the amount of their investment in our shares.
•Although we expect to adopt a share repurchase program, our Board may not adopt a share repurchase program, and if such a program is adopted, may amend, suspend or terminate the share repurchase program at any time in its discretion.
•General economic conditions, including those in the U.S. and Europe, could adversely affect the performance of our investments.
•The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economy and already has had and is expected to continue to have a material adverse impact on our financial condition and results of operations.
•The United Kingdom’s exit from the European Union may create significant risks and uncertainty for global markets and our investments.
Risks Related to Our Investments
•We generally will not control our portfolio companies and our investments in prospective portfolio companies may be risky.
•Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies and breach covenants or defaults on such debt.
•We are exposed to risks associated with changes in interest rates.
•Second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens.

•Economic recessions or downturns or restrictions on trade could impair our portfolio companies and adversely affect our operating results.
•Our portfolio may be concentrated in a limited number of industries, which may subject us to specific risks.
Risks Related to the Adviser and Its Affiliates
•The Adviser and its affiliates, including our officers and some of our trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.
•We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio and the compensation paid to the Adviser is determined without independent assessment.
•The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.
Risks Related to Business Development Companies
•The requirement that we invest a sufficient portion of our assets in Qualifying Assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a BDC.
•Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes.
Risks Related to Debt Financing
•We borrow money, which magnifies the potential for loss on amounts invested in us and may increase the risk of investing in us.
•Provisions in a credit facility may limit our investment discretion.
Federal Income Tax Risks
•We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.
•Our portfolio investments may present special tax issues.
•Legislative or regulatory tax changes could adversely affect investors.
Risks Related to an Investment in the Shares
•Investors in offerings after the initial closing could receive fewer shares than anticipated.
•An investment in our shares involves a high degree of risk, our NAV may fluctuate significantly and our shares will have limited liquidity.

PART I
Item 1. Business.
Our Company
We were formed on March 26, 2018 as a Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (together with the  rules and regulations promulgated thereunder, the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company (a “RIC”) under the Internal Revenue Code of  1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”). We are managed by our Adviser. Blackstone Alternative Credit Advisors LP (the “Administrator” and, collectively with its affiliates in the credit-focused business of The Blackstone Group Inc., “Blackstone Credit,” which, for the avoidance of doubt, excludes Harvest Fund Advisors LLC and Blackstone Insurance Solutions (“BIS”) provides the administrative services necessary for us to operate.
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation.
Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in secured debt investments (including investments that are secured by equity interests). Our portfolio is composed primarily of first lien senior secured and unitranche loans (including first out/last out loans), generally with total investment sizes less than $300 million, which criteria may change from time to time. To a lesser extent, we have and may continue to also invest in second lien, third lien, unsecured or subordinated loans, generally with total investment sizes less than $100 million, which criteria may change from time to time, and other debt and equity securities. We do not currently expect to focus on investments in issuers that are distressed or in need of rescue financing. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Blackstone Credit funds. As of December 31, 2020, based on fair value, our portfolio consisted of 98.51% first lien senior secured investments and unitranche loans, 0.90% second lien debt investments and 0.59% in equity instruments. All of our debt investments as of December 31, 2020 were floating rate in nature (88.0% of which had an interest rate floor above zero) and the weighted average yield on our income producing investments was 7.68% at fair value. As of December 31, 2020 we had investments in 81 portfolio companies, with a weighted average debt investment size in each of our portfolio companies of approximately $69.4 million based on fair value.
  As a BDC, at least 70% of our assets must be the type of "qualifying" assets listed in Section 55(a) of the 1940 Act, as described herein, which are generally privately-offered securities issued by U.S. private or thinly-traded companies. We may also invest up to 30% of our portfolio opportunistically in "non-qualifying" portfolio investments, such as investments in non-U.S. companies. We generally intend to distribute substantially all of our available earnings annually by making quarterly cash distributions. We use leverage and intend to continue to use leverage for our investment activities. We use and intend to continue to use leverage, which is permitted up to the maximum amount allowed by the 1940 Act (currently limited to a debt-to-equity ratio of 2:1), to enhance potential returns. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Borrowings.”
Effective on December 10, 2020, we changed our name from “Blackstone / GSO Secured Lending Fund” to “Blackstone Secured Lending Fund.”
COVID-19 Update
Equity, debt, lending and other financial markets have experienced significant volatility recently related to COVID-19 pandemic and its effects. Although many markets have experienced varying degrees of recovery since the initial outbreak of COVID-19, the future impact of the pandemic on financial markets and the Company and its investments is still uncertain. See “Item 1A. Risk Factors” for additional risks around COVID-19 and its impact on the Company.
Our Investment Adviser
Our investment activities are managed by our Adviser, a subsidiary of Blackstone Alternative Credit Advisors LP, the primary investment manager for Blackstone Credit. The principal executive offices of our Adviser are located at 345 Park Avenue, 31st Floor New York, NY, 10154. Our Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.

In conducting our investment activities, we believe that we benefit from the significant scale and resources of Blackstone Credit, including our Adviser and its affiliates, subject to the policies and procedures of The Blackstone Group Inc. (collectively with its affiliates as the context requires, “Blackstone”) regarding the management of conflicts of interest. In order to source transactions, the Adviser utilizes its significant access to transaction flow, along with its trading platform. The Adviser seeks to generate investment opportunities through direct origination channels as well as through syndicate and club deals. With respect to Blackstone Credit’s origination channel, the global presence of Blackstone Credit generates access to a substantial amount of directly originated transactions with what we believe to be attractive investment characteristics. With respect to syndicate and club deals (i.e., where a limited number of investors participate in a loan transaction), Blackstone Credit has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. Blackstone Credit also has a significant trading platform, which, we believe, allows us access to the secondary market for investment opportunities. Blackstone Credit employs a rigorous investment process and defensive investment approach to evaluate all potential opportunities with a focus on long-term credit performance and principal protection. The investment professionals employed by Blackstone Credit have spent their careers developing the resources necessary to invest in private companies. Before undertaking an investment, the Adviser’s transaction team conducts a thorough and rigorous due diligence review of the opportunity to ensure the company fits our investment strategy.
Our Adviser’s investment committee (the “Investment Committee”) is responsible for reviewing and approving our investment opportunities. The Adviser’s Investment Committee review process is consensus-driven, multi-step and iterative, and occurs in parallel with the diligence and structuring of investments. Others who participate in the Investment Committee process include the team responsible for conducting due diligence, others on the investing team and other senior members of Blackstone Credit.  There are no representatives from other business groups of Blackstone involved in the Adviser’s Investment Committee process.
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
Our Administrator
Blackstone Alternative Credit Advisors LP, a Delaware limited partnership, serves as our Administrator. The principal executive offices of our Administrator are located at 345 Park Avenue, New York, New York 10154. We reimburse the Administrator for its costs, expenses and allocable overhead (including compensation of personnel performing administrative duties) in connection with administrative services performed for us. See “—Administration Agreement.”
Blackstone Credit
Blackstone Credit is part of the credit-focused platform of Blackstone, which is a leading global manager of private capital. Blackstone’s asset management businesses include investment vehicles focused on real estate, private equity, public debt and equity, growth equity, opportunistic, non-investment grade credit, real assets and secondary funds, all on a global basis.
Blackstone’s four business segments are real estate, private equity, hedge fund solutions and credit. Through its different investment businesses, as of December 31, 2020, Blackstone had total assets under management of approximately $619 billion. As of December 31, 2020, Blackstone Credit’s asset management operation had aggregate assets under management of approximately $145 billion across multiple strategies within the leveraged finance marketplace, including loans, high yield bonds, distressed and mezzanine debt and private equity, including hedge funds. Blackstone Credit, through its affiliates, employed over 400 people in New York, London, Houston and Dublin, and satellite offices in Baltimore, San Francisco, Toronto, Frankfurt and Milan as of January 1, 2021. As of January 1, 2021, Blackstone Credit had a 82 person U.S. Direct Lending team (excluding Dwight Scott, a member of Blackstone Credit's senior management) focused on the sourcing, structuring, execution management and realization of performing credit investments (which includes those professionals who focus primarily on direct lending investments).  Blackstone Credit believes that the depth and breadth of its team provides it with a significant competitive advantage in sourcing product on a global basis, structuring transactions and actively managing investments in the portfolio.
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
While there is inherent risk in investing in any securities, senior secured debt is on the top of the capital structure and thus has priority in payment among an issuer's security holders (i.e. senior secured debt holders are due to receive payment before junior creditors and equity holders). Further, these investments are secured by the issuer’s assets, which may be seized in the event of a default, if necessary. Senior secured debt often has restrictive covenants for the purpose of additional principal protection and ensuring repayment before junior creditors (i.e. most types of unsecured bondholders, and other security holders) and preserving collateral to protect against credit deterioration.
Opportunity in Middle Market Private Companies
In addition to investing in senior secured loans generally, we believe that the market for lending to private companies, particularly middle market private companies within the United States, is underserved and presents a compelling investment opportunity. We believe that the following characteristics support our belief:
Large and Growing Target Market. Middle market companies represent a large and growing portion of the U.S. economy. According to the National Center for the Middle Market, there were nearly 200,000 middle market companies in the United States with annual revenues between $10 million and $1 billion, as of June 30, 2020. Middle market companies have generated a significant number of investment opportunities for investment programs advised by Blackstone Credit and its affiliates over the past several years, and we believe that this market segment will continue to produce significant investment opportunities for us.
Limited Investment Competition. Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to middle market companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans has declined from 33.1% in 1995 to 8.1% for the year ended December 31, 2020. In addition, due to bank consolidation, the number of banks has also rapidly declined, furthering the lack of supply in middle market lending. As of April 2020, there were approximately 4,404 banks in the U.S., which was only one-third of the number of banks in 1984, according to Federal Reserve Economic Data.
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
Attractive Market Segment. We believe that the underserved nature of such a large segment of the market can at times create a significant opportunity for investment. In many environments, we believe that middle market companies are more likely to offer attractive economics in terms of transaction pricing, up-front and ongoing fees, prepayment penalties and security features in the form of stricter covenants and quality collateral than loans to larger companies. In addition, as compared to larger companies, middle market companies often have simpler capital structures and carry less leverage, thus aiding the structuring and negotiation process and allowing us greater flexibility in structuring favorable transactions. We believe that these factors will result in advantageous conditions in which to pursue our investment objectives of generating current income and, to a lesser extent, long-term capital appreciation.
Blackstone Credit Strengths
Blackstone Credit is a key player in the middle and upper-middle market direct lending space and in the private credit space generally. Blackstone Credit has experience scaling funds across its platform that invest throughout all parts of the capital structure. Blackstone Credit strives to focus on transactions where it can differentiate itself from other providers of capital, targeting larger transactions and those where Blackstone Credit can bring its expertise and experience in negotiating and structuring. We believe that Blackstone Credit has the scale and platform to effectively manage a U.S. private credit investment strategy, offering investors the following potential strengths:
Ability to Provide Scale, Differentiated Capital Solutions. We believe that the breadth and scale of Blackstone Credit’s approximately $145 billion platform, as of December 31, 2020, and affiliation with Blackstone are distinct strengths when sourcing proprietary investment opportunities and provide Blackstone Credit with a differentiated capability to invest in large, complex opportunities. Blackstone Credit is invested in over 1,000 corporate issuers across its portfolios globally and has focused primarily on the non-investment grade corporate credit market since its inception in 2005. Blackstone Credit expects that in the current environment, in which committed capital from banks remains scarce (as tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured debt to middle market companies represented 12% of the overall middle market loan volume in 2019, down from nearly 20% in 2011), the ability to provide flexible, well-structured capital commitments in appropriate sizes will enable Blackstone Credit to command more favorable terms for its investments. Blackstone Credit believes that it occupies a differentiated position in the leveraged finance market, with investment activities that span a broad array of public and private market strategies. We believe this presence enables Blackstone Credit to identify opportunities early and select those investments that Blackstone Credit believes offer the most attractive risk-adjusted return profile. In addition, when banks are facing difficulties in syndicating new issues, Blackstone Credit’s ability to serve as a large “anchor” investor can help facilitate the successful completion of a transaction. We believe the depth of the experience of Blackstone Credit’s senior management team, together with the wider resources of Blackstone Credit’s team of investment professionals (the “Investment Team”), which is dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, is one of Blackstone Credit's key strengths when sourcing and analyzing what we believe to be attractive investment opportunities.
Established Origination Platform with Strong Credit Expertise. As of January 1, 2021, Blackstone Credit had an 82 person U.S. Direct Lending Investments and Portfolio Management Team (excluding Dwight Scott, a member of Blackstone Credit's senior management) focused on the sourcing, structuring, execution, management and realization of performing credit investments (which includes those professionals who focus primarily on direct lending investments). Performing credit investments are credit investments whose obligors are able to timely and fully pay interest on their outstanding debt, and are not financially stressed or distressed, or considered to be at substantial risk of being financially stressed or distressed, at the time of investment. We believe that Blackstone Credit’s strong reputation and longstanding relationships with corporate boards, management teams, leveraged buyout sponsors, financial advisors, and intermediaries position Blackstone Credit as a partner and counterparty of choice and provides us with attractive sourcing capabilities. In Blackstone Credit’s experience, these relationships help drive substantial proprietary deal flow and insight into investment opportunities.
Value-Added Capital Provider and Partner Leveraging the Blackstone Credit Advantage Program. Blackstone Credit has established a reputation for providing creative, value-added solutions to address a company’s financing requirements and believes our ability to “solve a problem” for a company can lead to attractive investment opportunities. In addition, Blackstone Credit has access to the significant resources of the Blackstone platform, including the Blackstone Credit Advantage Program, which is a global platform that provides access to a range of cost saving, revenue generating and best practice sharing opportunities. Specifically, Blackstone Credit Advantage provides (i) partnership and best practices for portfolio companies by offering invaluable access to industry and function experts both within the Blackstone organization (including the Blackstone Portfolio Operations team) and the network among portfolio companies; (ii) cross selling opportunities across Blackstone and Blackstone Credit portfolio companies; (iii) industry knowledge via leadership summits and roundtables; and (iv) quarterly reports sharing meaningful insights from CEOs on business and economic trends. Finally, one of the most important benefits of the program is Blackstone’s GPO, which is a collective purchasing platform that leverages the scale and buying power of the $5 billion of average annual spending of Blackstone’s portfolio companies with strategic partners and vendors measured over the past ten years. Blackstone and Blackstone Credit portfolio companies have generated significant cost savings through their use of the GPO, ranging from 3% to 40%, often from existing suppliers, on maintenance, repair, operations, back office, information technology, hardware, software, telecommunications, business insurance and human resources, among others. The benefits of working with Blackstone’s GPO can include improved pricing and terms, differentiated service, and ongoing service drops straight to the bottom line.
Blackstone Credit seeks to generate investment opportunities through its direct origination channels and through syndicate and club deals (generally, investments made by a small group of investment firms). With respect to Blackstone Credit’s origination channel, we seek to leverage the global presence of Blackstone Credit to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of Blackstone Credit provides a significant pipeline of investment opportunities for us. With respect to syndicate and club deals, Blackstone Credit has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. Blackstone Credit also has a significant trading platform, which, we believe, allows us access to the secondary market for investment opportunities.
Flexible Investment Approach. Blackstone Credit believes that the ability to invest opportunistically throughout a capital structure is a meaningful strength when sourcing transactions and enables the Company to seek investments that provide the best risk/return proposition in any given transaction.  Blackstone Credit’s creativity and flexibility with regard to deal-structuring distinguishes it from other financing sources, including traditional mezzanine providers, whose investment mandates are typically more restrictive.  Over time, Blackstone Credit has demonstrated the ability to negotiate more favorable terms for its investments by providing creative structures that add value for an issuer.  Blackstone Credit will continue to seek to use this flexible investment approach to focus on principal preservation, while generating attractive returns throughout different economic and market cycles.
Long-Term Investment Horizon. Our long-term investment horizon gives us great flexibility, which we believe allows us to maximize returns on our investments. Unlike most private equity and venture capital funds, as well as many private debt funds, we will not be required to return capital to our shareholders once we exit a portfolio investment. We believe that freedom from such capital return requirements, which allows us to invest using a long-term focus, provides us with an attractive opportunity to increase total returns on invested capital.
Disciplined Investment Process and Income-Oriented Investment Philosophy. Blackstone Credit employs a rigorous investment process and defensive investment approach to evaluate all potential opportunities with a focus on long-term credit performance and principal protection. We believe Blackstone Credit has generated attractive risk-adjusted returns in its investing activities throughout many economic and credit cycles by (i) maintaining its investment discipline; (ii) performing intensive credit work; (iii) carefully structuring transactions; and (iv) actively managing its portfolios. Blackstone Credit’s investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation. Additionally, Blackstone Credit’s senior investment professionals have dedicated their careers to the leveraged finance and private equity sectors and we believe that their experience in due diligence, credit analysis and ongoing management of investments is invaluable to the success of the U.S. direct lending investment strategy that we will employ. Blackstone Credit targets businesses with leading market share positions, sustainable barriers to entry, high free cash flow generation, strong asset values, liquidity to withstand market cycles, favorable underlying industry trends, strong internal controls and high-quality management teams.
Strong Investment Track Record. Blackstone Credit’s track record in private debt lending and investing in below investment grade credit dates back to the inception of Blackstone Credit. Since 2005, Blackstone Credit has provided approximately $69 billion in capital in privately-originated transactions with over 120 different sponsors, through various funds and accounts advised or sub-advised by Blackstone Credit. As it relates to the U.S. direct lending strategy, Blackstone Credit has been originating in the strategy since inception, and has invested approximately $28 billion of capital specifically in U.S. middle market privately originated and anchor loans. Blackstone Credit has approximately $97 billion of investor capital invested.
Investment Strategy
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We seek to meet our investment objectives by:
•utilizing the experience and expertise of the management team of the Adviser, along with the broader resources of Blackstone Credit, which include its access to the relationships and human capital of Blackstone

Credit’s parent, Blackstone, in sourcing, evaluating and structuring transactions, subject to Blackstone’s policies and procedures regarding the management of conflicts of interest;
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
Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in secured debt investments (including investments that are secured by equity interests). Our portfolio is composed primarily of first lien senior secured and unitranche loans (including first out/last out loans), generally with total investment sizes less than $300 million, which criteria may change from time to time. To a lesser extent, we have and may continue to also invest in second lien, third lien, unsecured or subordinated loans, generally with total investment sizes less than $100 million, which criteria may change from time to time, and other debt and equity securities. We do not currently focus on investments in issuers that are distressed or in need of rescue financing.  Subject to the limitations of the 1940 Act, we may invest in loans or other securities the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Blackstone Credit funds.
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
Proven Management Teams. The Adviser focuses on investments in which the target company has an experienced and high-quality management team with an established track record of success. The Adviser typically requires companies to have in place proper incentives to align management’s goals with the Company’s goals.
Private Equity Sponsorship. Often the Adviser seeks to participate in transactions sponsored by what it believes to be high-quality private equity firms. The Adviser believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an implicit endorsement of the quality of the investment. Further, private equity sponsors of companies with significant investments at risk generally have the ability and a strong incentive to contribute additional capital in difficult economic times should operational issues arise, which could provide additional protections for our investments.
Diversification. The Adviser seeks to invest broadly among companies and industries, thereby potentially reducing the risk of a downturn in any one company or industry having a disproportionate impact on the value of the Company’s portfolio.
Viable Exit Strategy. In addition to payments of principal and interest, we expect the primary methods for the strategy to realize returns on our investments include refinancings, sales of portfolio companies, and in some cases initial public offerings and secondary offerings. While many debt instruments in which we will invest have stated maturities of five to eight years, we expect the majority to be redeemed or sold prior to maturity.  These instruments often have call protection that requires an issuer to pay a premium if it redeems in the early years of an investment. The Investment Team regularly reviews investments and related market conditions in order to determine if an opportunity exists to realize returns on a particular investment.  We believe the ability to utilize the entire resources of Blackstone Credit, including the public market traders and research analysts, allows the Adviser to gain access to current market information where the opportunity may exist to sell positions into the market at attractive prices.
Investment Process Overview
Our investment activities are managed by our Adviser. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.
The investment professionals employed by Blackstone Credit have spent their careers developing the resources necessary to invest in private companies. Our transaction process is highlighted below.
Sourcing and Origination
In order to source transactions, the Adviser utilizes its significant access to transaction flow, along with its trading platform. The Adviser seeks to generate investment opportunities primarily through direct origination channels, and also through syndicate and club deals. With respect to Blackstone Credit’s origination channel, the global presence of Blackstone Credit generates access to a substantial amount of directly originated transactions with what we believe to be attractive investment characteristics. With respect to syndicate and club deals, Blackstone Credit has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. We believe that Blackstone Credit’s strong reputation and longstanding relationships with its broad network will help drive substantial proprietary deal flow and provide a significant pipeline of investment opportunities for us.
Evaluation
Initial Review.  The Investment Team examines information furnished by the target company and external sources, including banks, advisors and rating agencies, if applicable, to determine whether the investment meets our basic investment criteria within the context of proper allocation of our portfolio among various issuers and industries, and offers an acceptable probability of attractive returns with identifiable downside risk. In the case of directly originated transactions, Blackstone Credit conducts detailed due diligence investigations. For the majority of securities available on the secondary market, a comprehensive analysis is conducted and continuously maintained by a dedicated Blackstone Credit research analyst, the results of which are available for the transaction team to review.
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
The foregoing initial assessment is then followed by extensive credit analysis, including asset valuation, financial analysis, cash flow analysis and scenario analysis, legal and accounting review, and comparable credit and equity analyses. A thorough assessment of structure and leverage of a transaction and how the particular investment fits into the overall investment strategy of the portfolio is conducted. Blackstone Credit’s typical diligence process for an originated investment opportunity spans two to six months, from the initial screen through final approval and funding.  Depending on the deal, each investment team typically consists of three to four investment professionals, consisting of a portfolio manager, managing director, principal or vice president and associate and/or analyst.
Blackstone Credit’s due diligence emphasizes the following key criteria to facilitate decisions by the Investment Committee (described below) on an investment:
•Valuation: What is the intrinsic value of the business? How has the business historically generated returns on capital? Will these returns continue in the future? What growth opportunities does the business have, if any? And, most importantly, is the investment being purchased at a deep discount to long-term intrinsic value?
•Return Hurdles: Is the investment expected to generate a rate of return that meets the Company's objectives?
•Risk of Principal Loss & Risk/Reward: What is the expected recovery in a severe downside case? Does the expected upside appropriately compensate for risk of loss?
•Company Analysis: Does the business have a reason to exist? Does it provide needed products and services? Does it have strong business characteristics such as high relative market share and a defensible niche?
•Industry Analysis: What is the expected time and depth of cyclical downturn? Is the distress related to cyclical or secular issues? Is there a favorable industry structure with respect to customers, suppliers and regulation?
•Due Diligence: Do we have sufficient information to make an informed investment decision?

•Catalyst: What steps are required to complete a reorganization, eliminate financial distress, gain control and implement improved business strategies?
•Exit Plan: Do we expect refinancings, a sale of the company, or other exit opportunities?
Investment Committee Process. The Investment Committee review process is multi-step and iterative, and occurs in parallel with the diligence and structuring of investments.  The initial investment screening process involves an Investment Committee heads-up (the “Heads-Up”) review presentation by the portfolio manager and members of the investment team. The Heads-Up review involves the production of a short memo with a focus on the following diligence items: an early diligence review of the underlying business fundamentals; expected return potential; expected investment size; assessment of key risks; and an appropriate initial diligence plan. At this point in the decision-making process, the Investment Committee will decide whether or not the Investment Team should proceed with deeper diligence on the investment opportunity.
Once in-depth diligence has begun, the investment team presents updates at the weekly Investment Committee meetings. The senior team reviews all activity for the prior week, with a focus on detailed updates of ongoing situations and in-depth review of all new investment opportunities. The type of diligence materials reviewed at these meetings for each company may include, but are not limited to:
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
The ultimate results and findings of the investment analysis are compiled in comprehensive investment memoranda that are used as the basis to support the investment thesis and are utilized by the Investment Committee for final investment review and approval.  Each investment requires the consent of the Investment Committee, which may emphasize the following key criteria (among others) in making a decision:
•Company Analysis:  Does the company meet the investment criteria defined by the “Blackstone Credit Scorecard”?:
◦Leading market share position
◦Sustainable barriers to entry that drive pricing power
◦High-quality management team
◦Stable financials: strong free cash flow generation, high earnings before interest and tax margins
◦Conservative capital structure with underlying equity value
◦Liquidity to withstand market cycles

•Industry Analysis: Is there a favorable industry structure with respect to customers, suppliers and regulation?
•Due Diligence: Have we fully diligenced each of the investment criteria specified by the Blackstone Credit Scorecard? Have we completely vetted each of the risk factors identified throughout the diligence and Investment Committee process?
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
The Investment Committee utilizes a consensus-driven approach and currently consists of the following senior investment professionals: Dwight Scott, Brad Marshall, Steve Kuppenheimer, Rob Zable, Michael Zawadzki, Dan Smith, Rob Horn, Rob Petrini, Louis Salvatore and Paulo Eapen. Others who participate in the Investment Committee process include the members of the Investment Team responsible for sourcing, analyzing and conducting due diligence on the investment and other senior members of Blackstone Credit. There are no representatives from other business groups of Blackstone involved in the Company’s Investment Committee process.
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
Watch List. Typically for its portfolio companies, Blackstone Credit establishes at closing a number of reporting and management tools. These tools include regular reporting on portfolio composition and reporting, calls with CEOs and detailed reports and calls with senior management on a regular basis, and quarterly in-person board meetings and board presentations. All reports and presentations are designed with Blackstone Credit input based on its past experience with private investments. These tools allow Blackstone Credit to identify problems quickly and work to fix them before they impair an investment. In addition, Blackstone Credit maintains a “watch list” for each business under-performing its expectations. Blackstone Credit seeks to approach each situation with the view that working closely with senior management and the shareholders of the company on strategies to remedy problems will ultimately maximize value realization. When, in order to maximize our recovery, Blackstone Credit is forced to take positions inconsistent with the company’s shareholders, Blackstone Credit expects to act quickly to enforce its rights.
Blackstone Credit strives to position itself to be able to identify and manage the process surrounding a troubled portfolio company. When companies under-perform, Blackstone Credit generally increases its involvement in the business and works closely with senior management to develop plans to help get performance on track. Blackstone Credit will request more information and will enhance our information quality so that we are aware of any developments. Blackstone Credit’s Investment Committee process is designed to identify red flags of a potential opportunity early and to leverage the collective knowledge of its prior experiences. Blackstone Credit believes that vetting all investments through its Investment Committee, which has deep expertise across industries, differentiates Blackstone Credit and can help it avoid mistakes. Additionally, Blackstone Credit may provide guidance on key management hires or supplement the portfolio company’s board with relevant industry people that Blackstone Credit has worked with previously to engage more deeply in the operations of a portfolio company. Additionally, the GPO team can be leveraged to help reduce costs and augment key leadership positions.

Default/Workout. An important element of Blackstone Credit’s strategy is to attempt to structure investments in a manner such that Blackstone Credit will control negotiations should an issuer violate covenants or need to restructure its balance sheet. Blackstone Credit believes that this is typically achieved by ensuring that an investment is at or above the “fulcrum” security, if a restructuring were to occur. A fulcrum security is the security in a company’s capital structure that, if the company were to be liquidated, would be partially repaid. Generally, securities more senior than the fulcrum security would typically be fully repaid in such a liquidation and securities more junior than the fulcrum security would typically receive no recovery in a liquidation. If an investment should default, Blackstone Credit believes it has ample resources necessary to take a company through a restructuring, as many of its investment professionals have restructuring backgrounds.
The Blackstone Credit deal team, along with other creditors and outside counsel, will be responsible for monitoring any defaulting portfolio companies and driving the restructuring processes thereafter. The same Investment Team members who originate an investment remain actively involved, from sourcing through diligence, execution and ongoing management all the way to exit. In the case that an investment requires a heavy workout that results in a board seat and more operational involvement, Blackstone Credit may dedicate or add a senior investment professional to solely focus on the workout situation. This individual will get involved and run the full workout process to allow the other deal team members to focus on new origination and other portfolio companies. Any investment undergoing a workout will also be discussed with portfolio management and the Investment Committee on a regular basis.
Valuation Process. Each quarter, we will value investments in our portfolio, and such values will be disclosed each quarter in reports filed with the SEC. With respect to investments for which market quotations are not readily available, a valuation committee appointed by the Board of Trustees will assist the Board of Trustees in determining the fair value of such investments in good faith, based on procedures adopted by and subject to the supervision of the Board of Trustees.
We will also determine our NAV as of the last day of a month that is not also the last day of a calendar quarter and we intend to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Adviser’s valuation team will generally value such assets at the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). Investments for which market quotations are readily available are recorded at such market quotations.
Managerial Assistance. As a BDC, we must offer, and provide upon request, significant managerial assistance to certain of our portfolio companies except where the Company purchases securities of an issuer in conjunction with one or more other persons acting together, one of the other persons in the group makes available such managerial assistance. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance, including through the Blackstone Credit Advantage program. The Adviser and the Administrator will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than the Adviser, will retain any fees paid for such assistance.
Exit
In addition to payments of principal and interest, we expect the primary methods for the strategy to realize returns on its investments include refinancings, sales of portfolio companies, and in some cases initial public offerings and secondary offerings. While many debt securities in which we will invest have stated maturities of five to eight years, based on Blackstone Credit’s past experience, we believe most of these securities will be redeemed or sold prior to maturity.  These securities often have call protection that requires an issuer to pay a premium if it redeems in the early years of an investment. However, there is no assurance that our investments will achieve realization events as a result of refinancings, sales of portfolio companies or public offerings and these realization events will become more unlikely when conditions in the loan and capital markets have deteriorated.
The Investment Team regularly reviews investments and related market conditions in order to determine if an opportunity exists to realize returns on a particular investment.  We believe the Adviser’s ability to utilize the entire resources of Blackstone Credit, including the public market traders and research analysts, allows the Adviser to gain access to current market information where the opportunity may exist to sell positions into the market at attractive prices.
Allocation of Investment Opportunities and Potential Conflicts of Interest

Blackstone Credit, including the Adviser, provides investment management services to other registered investment companies, investment funds, client accounts and proprietary accounts that Blackstone Credit may establish (other than the Company) (collectively the “Other Blackstone Credit Clients”). In addition, Blackstone provides investment management services to other registered investment companies, investment funds, client accounts and proprietary accounts that Blackstone may establish (together with the Other Blackstone Credit Clients, the “Other Clients”).  See “Item 1A. Risk Factors—Risks Related to the Adviser and Its Affiliates; Conflicts of Interest—There may be conflicts of interest related to obligations that the Adviser’s senior management and Investment Team have to other clients.”
Blackstone Credit will share any investment and sale opportunities with its other clients and the Company in accordance with the Advisers Act and firm-wide allocation policies, which generally provide for sharing pro rata based on targeted acquisition size or targeted sale size. Subject to the Advisers Act and as further set forth in the prospectus, certain other clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements.
In addition, as a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely in certain circumstances limit the Company’s ability to make investments or enter into other transactions alongside other clients.
Co-Investment Relief
We have in the past co-invested, and in the future may co-invest, with certain affiliates of the Adviser. We have received an exemptive order from the Securities and Exchange Commission (“SEC”) that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the board of trustees of the Company (the “Board”) has established objective criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more listed or private Blackstone Credit-managed BDCs (including the Company, the “Blackstone Credit BDCs”), and other public or private Blackstone Credit funds that target similar assets. If an investment falls within the Board Criteria, Blackstone Credit must offer an opportunity for the Blackstone Credit BDCs to participate.  The Blackstone Credit BDCs may determine to participate or not to participate, depending on whether Blackstone Credit determines that the investment is appropriate for the Blackstone Credit BDCs (e.g., based on investment strategy).  The co-investment would generally be allocated to us, any other Blackstone Credit BDCs and the other Blackstone Credit funds that target similar assets pro rata based on available capital in the applicable asset class.  If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.
Investments
As of December 31, 2020 and December 31, 2019, the fair value of our investments was approximately $5,585.9 million and $3,092.4 million, respectively, in 81 and 56 portfolio companies, respectively.
The composition of our investment portfolio at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2020			December 31, 2019
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$5,493,561	$5,502,899	98.51%	$3,021,498	$3,046,101	98.50%
Second lien debt	48,979	50,199	0.90	32,782	32,419	1.05
Equity	32,942	32,844	0.59	13,487	13,920	0.45
Total	$5,575,482	$5,585,942	100.00%	$3,067,767	$3,092,440	100.00%

The industry composition of our investments at fair value is as follows:

	December 31, 2020	December 31, 2019
Aerospace & Defense	7.03%	—%
Air Freight & Logistics	6.44	11.00
Building Products	7.79	12.23
Capital Markets	0.11	—
Chemicals	8.31	3.79
Commercial Services & Supplies	8.16	8.55
Construction & Engineering	1.07	4.44
Distributors	8.10	18.51
Diversified Financial Services	1.08	2.51
Electrical Equipment	2.61	—
Electronic Equipment, Instruments & Components	2.19	0.46
Energy Equipment & Services	1.35	2.60
Health Care Equipment & Supplies	0.69	1.78
Health Care Providers & Services	9.31	4.75
Health Care Technology	5.50	0.08
Hotels, Restaurants & Leisure	0.77	1.52
Industrial Conglomerates	0.52	1.01
Insurance	2.39	—
Interactive Media & Services	0.84	1.51
Internet & Direct Marketing Retail	7.17	1.35
IT Services	1.27	3.66
Machinery	0.95	1.63
Media	—	0.95
Oil, Gas & Consumable Fuels	2.66	4.81
Paper & Forest Products	0.26	—
Personal Products	0.96	—
Professional Services	2.32	1.76
Software	2.94	3.03
Specialty Retail	3.22	6.07
Technology Hardware, Storage & Peripherals	2.67	1.06
Trading Companies & Distributors	0.86	0.21
Transportation Infrastructure	0.46	0.73
Total	100.00%	100.00%

The geographic composition of our investments at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$5,205,832	$5,209,138	93.25%	159.41%
Canada	267,544	270,126	4.84	8.27
Germany	102,106	106,678	1.91	3.26
Total	$5,575,482	$5,585,942	100.00%	170.94%

	December 31, 2019
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,675,743	$2,698,272	87.25%	161.27%
Canada	261,911	263,704	8.53	15.76
Luxembourg	130,113	130,464	4.22	7.80
Total	$3,067,767	$3,092,440	100.00%	184.83%
See the Consolidated Schedule of Investments as of December 31, 2020 and December 31, 2019  in our consolidated financial statements in “Item 8. Consolidated Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.
As of December 31, 2020 and December 31, 2019, we had outstanding commitments to fund delayed draw term loans totaling $432.3 million and $179.4 million, respectively.
Capital Resources and Borrowings
As a RIC, we intend to distribute substantially all of our net income to our stockholders. We anticipate generating cash in the future from the issuance of shares and cash flows from operations, including interest received on our debt investments.
Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2020 and December 31, 2019, our asset coverage was 230.0% and 215.1%, respectively.
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

We expect closings of the Private Offering will occur, from time to time, in the Adviser’s sole discretion, during the two-year period following the initial closing of Capital Commitments (which initial closing took place on October 31, 2018) (the “Initial Closing Period”). On October 31, 2020, the Initial Closing Period ended.
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
The offering price per share at the Initial Drawdown Date was $25. Following the Initial Drawdown Date, shares have been and will be offered on a private placement basis at a price based on our NAV per share, which is approved by our Board and at all times consistent with U.S. GAAP. Each offering has been and will be subject to the limitations of Section 23(b) under the 1940 Act (which generally prohibits us from issuing shares at a price below the then-current NAV of the shares as determined within 48 hours, excluding Sundays and holidays, of such issuance (taking into account any investment valuation adjustments from the latest quarterly valuation date in accordance with the Company’s valuation policy), subject to certain exceptions). In order to more fairly allocate organizational expenses among all shareholders, investors subscribing after the Initial Drawdown Date will be required to bear a pro rata portion of such expenses at the time of their first investment in the Company.
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
Competition
We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. These other BDCs and investment funds might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.
For additional information concerning the competitive risks we face, see “Item 1A.—Risk Factors—Risks Related To Our Business And Structure.”
Human Resource Capital
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or its affiliates pursuant to the terms of the Investment Advisory Agreement and the Administrator or its affiliates pursuant to the Administration Agreement. Each of our executive officers described herein is employed by the Adviser or its affiliates. Our day-to-day investment operations are managed by the Adviser. The services necessary for the sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates. The Investment Team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments.
Share Repurchase Program
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
Investments for which market quotations are readily available will typically be valued at those market quotations.  To validate market quotations, we will utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Where it is possible to obtain reliable, independent market quotations from a third party vendor, we will use these quotations to determine the value of our investments. Debt and equity securities that are not publicly-traded or whose market prices are not readily available, as is expected to be the case for a substantial portion of our investments, will be valued at fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board, based on, among other things, the input of the Adviser, the Audit Committee and independent third-party valuation firm(s) engaged at the direction of the Board to review our investments.
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
Valuation of each of our investments will generally be made as described above as of the end of each fiscal quarter. In cases where we determine our NAV at times other than a quarter end, we intend to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, non-quarterly valuations will generally be the most recent quarterly valuation unless a material event has occurred since the most recent quarter end with respect to the investment. Independent valuation firms are generally not used for non-quarterly valuations.
As part of the valuation process, we take into account relevant factors in determining the fair value of its investments, many of which are loans, including and in combination, as relevant, of: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Board or its delegates consider whether the pricing indicated by the external event corroborates its valuation. See Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 5. Fair Value Measurements.”

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
We have established asset based credit facilities and may establish future facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. Our existing financing facilities bear, and it is anticipated that any future credit facilities will bear interest at floating rates at to be determined spreads over LIBOR. Shareholders indirectly bear the costs associated with any borrowings under a credit facility or otherwise, including increased management fees payable to the Adviser as a result of such borrowings. Our current credit facilities require us, and future lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.
We also issued two unsecured bonds and may have additional bond offerings in the future.
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
Code of Ethics. We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy this code of ethics at the SEC's Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC's Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.
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
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines are reviewed periodically by the Adviser, and, accordingly, are subject to change.
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
Proxy Voting Records
You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Blackstone Credit BDC Advisors LLC, 345 Park Avenue, 31st Floor, New York, NY 10154.
Reporting Obligations and Available Information
We furnish our shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the 1934 Act.

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Definitive Proxy Statement on Schedule 14A, and our directors, officers and 10% beneficial owners file reports on Forms 3, 4 and 5 pursuant to section 13(a), 15(d) or 16(a) of the 1934 Act. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information. We have made available free of charge on our website (www.bxsl.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, our current reports on Form 8-K and our governing documents.
Material U.S. Federal Income Tax Considerations
The following discussion is a general summary of certain U.S. federal income tax considerations applicable to the Company. This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to the Company. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). Prospective investors should consult their tax advisors with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of our shares, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.
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
Item 1A. Risk Factors.
Investing in our shares involves a number of significant risks. In addition to the other information contained in this annual report, shareholders should consider carefully the following information before making an investment in our shares. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following events occur, our business, financial condition and results of operations could be material and adversely affected. In such case, the NAV of our shares could decline, and shareholders may lose all or part of their investment.
A.Risks Related to Our Business and Structure
We are a relatively new company and have limited operating history.
The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC with limited operating history. As a result, prospective investors have a limited track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a shareholder’s investment could decline substantially or become worthless. While we believe that the past professional experiences of the Investment Team, including investment and financial experience of the Adviser’s senior management, will increase the likelihood that the Adviser will be able to manage the Company successfully, there can be no assurance that this will be the case.
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

Our ability to achieve our investment objective depends on the ability of the Adviser to manage and support our investment process. If the Adviser or Blackstone Credit were to lose any members of their respective senior management teams, our ability to achieve our investment objective could be significantly harmed.
Since we have no employees, we depend on the investment expertise, skill and network of business contacts of the broader networks of the Adviser and its affiliates. The Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of Blackstone Credit and its senior management team. The departure of any members of Blackstone Credit’s senior management team could have a material adverse effect on our ability to achieve our investment objective.
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
We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. These other BDCs and investment funds might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in small to mid-sized private U.S. companies. As a result of these new entrants, competition for investment opportunities in small and middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in small and middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

We may have difficulty sourcing investment opportunities.
We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all capital commitments successfully. In addition, privately-negotiated investments in loans and illiquid securities of private middle market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our shares. Our shareholders will have no input with respect to investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our shares. To the extent we are unable to deploy all capital commitments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.  There is no assurance that we will be able to consummate investment transactions or that such transactions will be successful.  Blackstone Credit, the Company and their affiliates may also face certain conflicts of interests in connection with any transaction, including any warehousing transaction, involving an affiliate.
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
As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our Board. There is not a public market for the securities of the privately-held companies in which we invest. Many of our investments are not publicly-traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith as required by the 1940 Act. In connection with striking a NAV as of a date other than quarter end for share issuances and repurchases, the Company will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter end process.
As part of our valuation process, we will take into account relevant factors in determining the fair value of the Company’s investments, without market quotations, many of which are loans, including and in combination, as relevant: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. Our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially differ from the value that we may ultimately realize upon the sale of one or more of our investments.
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
We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this annual report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure shareholders that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our Private Offering or from borrowings in anticipation of future cash flow, which may constitute a return of shareholders’ capital. A return of capital is a return of a shareholder’s investment, rather than a return of earnings or gains derived from our investment activities. A shareholder will not be subject to immediate taxation on the amount of any distribution treated as a return of capital to the extent of the shareholder’s basis in its shares; however, the shareholder’s basis in its shares will be reduced (but not below zero) by the amount of the return of capital, which will result in the shareholder recognizing additional gain (or a lower loss) when the shares are sold. To the extent that the amount of the return of capital exceeds the shareholder’s basis in its shares, such excess amount will be treated as gain from the sale of the shareholder’s shares. Distributions from the proceeds of our Private Offering or from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.
We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from our Private Offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).
Shareholders should understand that any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers from the Adviser or the Administrator are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or the Administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our distribution reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Shareholders should also understand that our future repayments to the Adviser will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.
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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith pursuant to procedures adopted by, and under oversight of, our Board. Decreases in the market value or fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV.
General economic conditions could adversely affect the performance of our investments.
We and our portfolio companies are susceptible to the effects of economic slowdowns or recessions. The global growth cycle is in a mature phase and signs of slowdown are evident in certain regions around the world, although most economists continue to expect moderate economic growth in the near term, with limited signals of an imminent recession in the U.S. as consumer and government spending remain healthy. Although the broader outlook remains constructive and progress was made on trade, including a phase one deal with China and the United States-Mexico-Canada Agreement, geopolitical instability continues to pose risk. In particular, the recent outbreak of the novel coronavirus and related respiratory disease

("COVID-19") in many countries, which is a rapidly evolving situation, has disrupted global travel and supply chains, and has adversely impacted global commercial activity and a number of industries, such as transportation, hospitality and entertainment. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19, or any future pandemics that may arise, which may have a continued adverse impact on economic and market conditions.
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
Force Majeure events may adversely affect our operations.
We may be affected by force majeure events (e.g., acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, nationalization of industry and labor strikes). Force majeure events could adversely affect the ability of the Company or a counterparty to perform its obligations. The liability and cost arising out of a failure to perform obligations as a result of a force majeure event could be considerable and could be borne by the Company. Certain force majeure events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control, could result in a loss to the Company if an investment is affected, and any compensation provided by the relevant government may not be adequate.
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
The outbreak of COVID-19 has had, and is expected to continue to have, a material adverse impact on our NAV, financial condition, liquidity, results of operations, and the businesses of our portfolio companies, among other factors. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. Although many or all facets of our business have been or could be impacted by COVID-19, we currently believe the following impacts to be the most material to the Company:
•Our NAV per share has decreased as a result of the outbreak. Although our NAV per share has recovered to some extent from the initial impact of COVID-19, it has not fully recovered and may continue to experience negative impacts from COVID-19 in the future. It is possible that the fair value of our investments, and therefore our NAV per share, could continue to decrease during the period of the COVID-19 outbreak and potentially longer. We believe our investments in portfolio companies in certain industries have been and will continue to be affected by the COVID-19 outbreak, and that our investments will generally be affected by the outbreak.
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
•Due to the COVID-19 outbreak we may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing will likely not be on as favorable terms as we could have obtained prior to the outbreak of the pandemic. Furthermore, because of declining values of certain of our assets, we have and may continue to post additional unencumbered assets to secure certain of our loans, leaving less remaining unencumbered assets for future financing. These factors may limit our ability to make new investments and adversely impact our results of operations.
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

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, the availability of effective vaccines, and uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.
The outbreak of the epidemics/pandemics could adversely affect the performance of our investments.

Certain countries have been susceptible to epidemics/pandemics, most recently COVID-19, which has been designated as a pandemic by world health authorities. The outbreak of such epidemics/pandemics, together with any resulting restrictions on travel or quarantines imposed, has had and will continue to have a negative impact on the economy and business activity globally (including in the countries in which the Company invests), and thereby is expected to adversely affect the performance of the Company's investments. Furthermore, the rapid development of epidemics/pandemics could preclude prediction as to their ultimate adverse impact on economic and market conditions, and, as a result, presents material uncertainty and risk with respect to the Company and the performance of its investments.
The United Kingdom’s exit from the European Union may create significant risks and uncertainty for global markets and our investments.
The United Kingdom (the “UK”) formally left the European Union (the “EU”) on January 31, 2020 (commonly known as “Brexit”). The UK-EU trade relationship is currently subject to a transition period, which will expire on December 31, 2020. During this period, the UK will remain in the EU customs union and single market, and EU law will continue to apply to the UK, as the future UK-EU trade relationship is negotiated. The UK and the EU were to negotiate the terms of their future trading relationship during the transitional period. On December 24, 2020, negotiators representing the United Kingdom and the EU came to a preliminary trade agreement, which was subsequently ratified by the UK Parliament. The trade agreement must also be ratified by the European Parliament.
Since the June 2016 referendum in the UK, global financial markets have experienced significant volatility due to the uncertainty around Brexit. There will likely continue to be considerable uncertainty as to the UK’s post-withdrawal and post-transition framework, in particular as to the arrangements which will apply to its relationships with the EU and with other countries. This process and/or the uncertainty associated with it may adversely affect the return on investments economically tied to the UK (and consequently the Company). This may be due to, among other things: (i) increased uncertainty and volatility in UK, EU and other financial markets; (ii) fluctuations in asset values; (iii) fluctuations in exchange rates; (iv) increased illiquidity of investments located, listed or traded within the UK, the EU or elsewhere; (v) changes in the willingness or ability of financial and other counterparties to enter into transactions, or the price at which and terms on which they are prepared to transact; and/or (vi) changes in legal and regulatory regimes to which our investments are or become subject.
We may face a breach of our cyber security, which could result in adverse consequences to our operations and exposure of confidential information.
Cyber security incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Blackstone, Blackstone Credit and their affiliates and portfolio companies’ and service providers’ information and technology systems may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, or usage errors by their respective professionals or service providers. If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including non-public personal information related to shareholders (and their beneficial owners) and material non-public information. Although Blackstone has implemented, and portfolio companies and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Blackstone and Blackstone Credit do not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Blackstone, Blackstone Credit, their affiliates, the Company, the shareholders and/or a portfolio company, each of which could be negatively impacted as a result. Breaches, such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in Blackstone’s, Blackstone Credit’s, their affiliates’, the Company’s and/or a portfolio company’s operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders (and their beneficial owners), material non-public information and the intellectual property and trade secrets and other sensitive information of Blackstone, Blackstone Credit and/or portfolio companies. Blackstone, Blackstone Credit, the Company and/or a portfolio company could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity, and other events that may affect their business and financial performance.
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
Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidence of ownership of such securities usually is held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions, which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to shareholders located outside the country of the issuer, whether from currency blockage or otherwise. Because non-

U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.
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
Mezzanine Loans.  Our mezzanine loans generally will be subordinated to senior secured loans on a payment basis, are typically unsecured and rank pari passu with other unsecured creditors.  As such, other creditors may rank senior to us in the event of insolvency.  This may result in an above average amount of risk and loss of principal. Our mezzanine debt securities generally will have ratings or implied or imputed ratings below investment grade. They will be obligations of corporations, partnerships or other entities that are generally unsecured, typically are subordinated to other obligations of the obligor and generally have greater credit and liquidity risk than is typically associated with investment grade corporate obligations. Accordingly, the risks associated with mezzanine debt securities include a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including a sustained period of rising interest rates or an economic downturn) may adversely affect the obligor’s ability to pay principal and interest on its debt. Many obligors on mezzanine debt securities are highly leveraged, and specific developments affecting such obligors, including reduced cash flow from operations or the inability to refinance debt at maturity, may also adversely affect such obligors’ ability to meet debt service obligations. Mezzanine debt securities are often issued in connection with leveraged acquisitions or recapitalizations, in which the issuers incur a substantially higher amount of indebtedness than the level at which they had previously operated. Default rates for mezzanine debt securities have historically been higher than has been the case for investment grade securities.
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
The manager for a CLO that we create may be the Company, the Adviser or an affiliate, and such manager may be entitled to receive compensation for structuring and/or management services. To the extent the Adviser or an affiliate other than the Company serves as manager and the Company is obligated to compensate the Adviser or the affiliate for such services, we, the Adviser or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our shareholders, pay no additional management fees to the Adviser or the affiliate in connection therewith. To the extent we serve as manager, we will waive any right to receive fees for such services from the Company (and indirectly its shareholders) or any affiliate.
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
During periods of falling interest rates, payments under the floating rate debt instruments that we hold would generally decrease, resulting in less revenue to us. Interest rates have recently been at or near historic lows. In the event of a sharply rising interest rate environment, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, fixed-rate debt instruments may decline in value because the fixed rates of interest paid thereunder may be below market interest rates.

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
Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our credit arrangements and our collateralized loan obligation transactions
On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it would phase out the London Interbank Offered Rate (“LIBOR”) as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The administrator of LIBOR has announced it will consult on its intention to cease the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The U.S. Federal Reserve System (“FRS”), Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation have issued guidance encouraging market participants to adopt alternatives to LIBOR in new contracts as soon as practicable and no later than December 31, 2021, and the FCA has indicated that market participants should not rely on LIBOR being available after 2021. As an alternative to LIBOR, for example, the FRS, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Abandonment of or modifications to LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. While some instruments may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate setting methodology, not all instruments may have such provisions and there is significant uncertainty regarding the effectiveness of any such alternative methodologies. Abandonment of or modifications to LIBOR could lead to significant short-term and long-term uncertainty and market instability. If LIBOR ceases to exist, we and our portfolio companies may need to amend or restructure our existing LIBOR-based debt instruments and any related hedging arrangements that extend beyond December 31, 2021, or June 30, 2023, depending on the applicable LIBOR tenor and pending the outcome of the LIBOR administrator’s consultation. Such amendments and restructurings may be difficult, costly and time consuming. In addition, from time to time we invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. It remains uncertain how such changes would be implemented and the effects such changes would have on us, issuers of instruments in which we invest and financial markets generally.
The expected discontinuation of LIBOR could have a significant impact on our business. There could be significant operational challenges for the transition away from LIBOR including, but not limited to, amending loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that will need to be identified and evaluated by us. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined. In addition, the cessation of LIBOR could:
•Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans and derivatives that may be included in our assets and liabilities;

•Require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of documentation to modify the terms of investments;
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
There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations, financial condition, and unit price. In addition, the transition to a successor rate could potentially cause (i) increased volatility or illiquidity in markets for instruments that currently rely on LIBOR, (ii) a reduction in the value of certain instruments held by the Company, or (iii) reduced effectiveness of related Fund transactions, such as hedging. It remains uncertain how such changes would be implemented and the effects such changes would have on the Company, issuers of instruments in which the Company invests and financial markets generally.

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
We may from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such loan. The risks in lending portfolio securities, as with other extensions of credit, consist of possible delay in recovery of the securities or possible loss of rights in the collateral should the borrower fail financially. However, such loans will be made only to brokers and other financial institutions that are believed by the Adviser to be of high credit standing. Securities loans are made to broker-dealers pursuant to agreements requiring that loans be continuously secured by collateral consisting of U.S. government securities, cash or cash equivalents (e.g., negotiable certificates of deposit, bankers’ acceptances or letters of credit) maintained on a daily mark-to-market basis in an amount at least equal at all times to the market value of the securities lent. If the Company enters into a securities lending arrangement, the Adviser, as part of its responsibilities under the Investment Advisory Agreement, will invest the Company’s cash collateral in accordance with the Company’s investment objectives and strategies. The Company will pay the borrower of the securities a fee based on the amount of the cash collateral posted in connection with the securities lending program. The borrower will pay to the Company, as the lender, an amount equal to any dividends or interest received on the securities lent.
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
A derivative transaction is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In some cases, we may post collateral to secure our obligations to the counterparty, and we may be required to post additional collateral upon the occurrence of certain events such as a decrease in the value of the reference security or other asset. In some cases, the counterparty may not collateralize any of its obligations to us. Derivative investments effectively add leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. In addition to the risks described above, such arrangements are subject to risks similar to those associated with the use of leverage. See “Risk Factors—Risks Related to Debt Financing.”

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
Syndication of Co-Investments.
From time to time, the Company may make an investment with the expectation of offering a portion of its interests therein as a co-investment opportunity to third-party investors. There can be no assurance that the Company will be successful in syndicating any such co-investment, in whole or in part, that the closing of such co-investment will be consummated in a timely manner, that any syndication will take place on terms and conditions that will be preferable for the Company or that expenses incurred by the Company with respect to any such syndication will not be substantial. In the event that the Company is not successful in syndicating any such co-investment, in whole or in part, the Company may consequently hold a greater concentration and have more exposure in the related investment than initially was intended, which could make the Company more susceptible to fluctuations in value resulting from adverse economic and/or business conditions with respect thereto. Moreover, an investment by the Company that is not syndicated to co-investors as originally anticipated could significantly reduce the Company’s overall investment returns.
New Investment Techniques
The Adviser may employ investment techniques or invest in instruments that it believes will help achieve our investment objectives, whether or not such investment techniques or instruments are specifically defined herein, so long as such investments are consistent with our investment strategies and objectives and subject to applicable law. Such investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to us. In addition, any such investment technique or instrument may be more speculative than other investment techniques or instruments specifically described herein and may involve material and unanticipated risks. There can be no assurance that the Adviser will be successful in implementing any such investment technique. Furthermore, the diversification and type of investments may differ substantially from our prior investments.

C.Risks Related to the Adviser and Its Affiliates
The Adviser has limited prior experience managing a BDC.
Although the Adviser’s management team consists of substantially the same personnel that form the investment and operations teams that provided sub-advisory services to five FS Investments BDCs, neither the Adviser nor Blackstone Credit has prior experience managing a BDC without a third-party partner.  Therefore, the Adviser may not be able to successfully operate our business or achieve our investment objectives.  As a result, an investment in our shares may entail more risk than the shares of a comparable company with a substantial operating history.
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
Our future success depends, to a significant extent, on the continued services of the officers and employees of the Adviser or its affiliates. The loss of services of one or more members of the Adviser’s management team, including members of the Investment Committee, could adversely affect our financial condition, business and results of operations. The Adviser does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or the Adviser. Further, we do not intend to separately maintain key person life insurance on any of these individuals.
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
There may be trademark risk, as we do not own the Blackstone name.
We do not own the Blackstone name, but we are permitted to use it as part of our corporate name pursuant to the Advisory Agreement. Use of the name by other parties or the termination of the Advisory Agreement may harm our business.
D.Risks Related to Business Development Companies
The requirement that we invest a sufficient portion of our assets in Qualifying Assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a BDC.
Under the 1940 Act, a BDC may not acquire any assets other than Qualifying Assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are Qualifying Assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not Qualifying Assets. Conversely, if we fail to invest a sufficient portion of our assets in Qualifying Assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.
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

Our credit ratings may not reflect all risks of an investment in our debt securities.

Our credit ratings are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for the publicly issued debt securities.

The 2023 Notes and 2026 Notes present other risks to common shareholders, including the possibility that such notes could discourage an acquisition of us by a third party.

Certain provisions of the 2023 Notes and 2026 Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the 2023 Notes and 2026 Notes will have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such notes in integral multiples of $1,000. These provisions could discourage an acquisition of us by a third party.

Failure to refinance our existing 2023 Notes and 2026 Notes could have a material adverse effect on our results of operations and financial position.

The 2023 Notes and 2026 Notes mature on July 14, 2023 and January 15, 2026, respectively. If we are unable to refinance the 2023 Notes or 2026 Notes or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding at maturity through one or more of the following: (1) borrowing additional funds under our then current credit facility, (2) issuance of additional common shares or (3) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position.

The trading market or market value of our issued debt securities may fluctuate.

Our issued debt securities may or may not have an established trading market. We cannot assure our noteholders that a trading market for our issued debt securities will ever develop or be maintained if developed. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our issued debt securities. These factors include, but are not limited to, the following:

•the time remaining to the maturity of these debt securities;
•the outstanding principal amount of debt securities with terms identical to these debt securities;
•the ratings assigned by national statistical ratings agencies;
•the general economic environment;
•the supply of debt securities trading in the secondary market, if any;
•the redemption or repayment features, if any, of these debt securities;
•the level, direction and volatility of market interest rates generally; and
•market rates of interest higher or lower than rates borne by the debt securities.

Our noteholders should also be aware that there may be a limited number of buyers when they decide to sell their debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities.

Terms relating to redemption may materially adversely affect our noteholders return on any debt securities that we may issue.

If our noteholders’ debt securities are redeemable at our option, we may choose to redeem their debt securities at times when prevailing interest rates are lower than the interest rate paid on their debt securities. In addition, if our noteholders’ debt securities are subject to mandatory redemption, we may be required to redeem their debt securities also at times when prevailing interest rates are lower than the interest rate paid on their debt securities. In this circumstance, our noteholders may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as their debt securities being redeemed.
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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (1)	-20.81%	-11.70%	-2.60%	6.51%	15.61%
(1)Based on (i) $6.0 billion in total assets as of December 31, 2020, (ii) $2.5 billion in outstanding indebtedness as of December 31, 2020, (iii) $3.3 billion in net assets as of December 31, 2020 and (iv) an annualized average interest rate, including fees (such as fees on undrawn amounts and amortization of financing costs), on our indebtedness, as of December 31, 2020, of 3.38%.
Based on an outstanding indebtedness of $2.5 billion as of December 31, 2020 and the weighted average effective annual interest rate, including fees (such as fees on undrawn amounts and amortization of financing costs), of 3.38% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 1.43% to cover annual interest payments on the outstanding debt. For more information on our indebtedness, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
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
Our shares constitute illiquid investments for which there is not, and will likely not be, a secondary market at any time prior to an Exchange Listing. There can be no guarantee that we will conduct an Exchange Listing. Investment in the Company is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in the Company.  A shareholder generally may not sell, assign or transfer its shares without prior written consent of the Adviser, which the Adviser may grant or withhold in its sole discretion.  Except in limited circumstances for legal or regulatory purposes, shareholders are not entitled to redeem their shares.  Shareholders must be prepared to bear the economic risk of an investment in our shares for an extended period of time.  While we may undertake an Exchange Listing, there can be no assurance that such a listing will be successfully completed.  Furthermore, an Exchange Listing does not ensure that an actual market will develop for a listed security.

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
We intend to conduct our affairs so that our assets should not be deemed to constitute “plan assets” of any “benefit plan investor” within the meaning of the Plan Asset Regulations. In this regard, until such time as the shares are considered “publicly-offered securities” (within the meaning of ERISA and the Plan Asset Regulations), the Company intends to limit investment in the shares by “benefit plan investors” to less than 25% of the total value of each class of equity interests in the Company (within the meaning of the Plan Asset Regulations). Accordingly, the Adviser will have the power to take certain actions to avoid having the assets of the Company characterized as “plan assets,” including, without limitation, placing restrictions on share purchases, transfer rights and requiring a shareholder to dispose of all or part of its shares.
If, notwithstanding our intent, the assets of the Company were deemed to be “plan assets” of any shareholder that is a "benefit plan investor" under the Plan Asset Regulations, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by the Company, and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the “benefit plan investor” any profit realized on the transaction and (ii) reimburse the “benefit plan investor” for any losses suffered by the “benefit plan investor” as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. The fiduciary of a “benefit plan investor” who decides to invest in the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in the Company or as co-fiduciaries for actions taken by or on behalf of the Company or the Adviser. With respect to a “benefit plan investor” that is an individual retirement account (an “IRA”) that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status.
The fiduciary of each prospective “benefit plan investor” must independently determine that our shares are an appropriate investment for such plan, taking into account the fiduciary’s obligations under ERISA, the Code and applicable similar laws, and the facts and circumstances of each investing benefit plan investor.
Until such time as all our common shares constitute “publicly traded securities” within the meaning of the Plan Asset Regulations, we have the power to (a) exclude any shareholder or potential shareholder from purchasing our Common Shares; (b) prohibit any redemption of our common shares; and (c) redeem some or all common shares held by any holder if, and to the extent that, our Board of Trustees determines that there is a substantial likelihood that such holder’s purchase, ownership or redemption of common shares would result in our assets to be characterized as “plan assets,” for purposes of the fiduciary responsibility or prohibited transaction provisions of ERISA or Section 4975 of the Code, and all common shares of the Company shall be subject to such terms and conditions.
No shareholder approval is required for certain mergers.

Our Board may undertake to approve mergers between us and certain other funds or vehicles.  Subject to the requirements of the 1940 Act and, after an Exchange Listing, the applicable stock exchange rules, such mergers will not require shareholder approval so shareholders will not be given an opportunity to vote on these matters unless such mergers are reasonably anticipated to result in a material dilution of the NAV per Share of the Company.  These mergers may involve funds managed by affiliates of Blackstone Credit.  The Board may also convert the form and/or jurisdiction of organization, including to take advantage of laws that are more favorable to maintaining board control in the face of dissident shareholders.
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
All distributions declared in cash payable to shareholders that are participants in our distribution reinvestment plan will generally be automatically reinvested in our common shares. As a result, shareholders that do not participate in our distribution reinvestment plan may experience dilution over time.
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
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.
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
•departure of either of the Adviser or certain of its respective key personnel;
•general economic trends and other external factors; and
•loss of a major funding source.
H.Potential Conflicts of Interest
The Adviser, Blackstone Credit, Blackstone and their respective affiliates will be subject to certain conflicts of interest with respect to the services the Adviser and the Administrator provide to us. These conflicts will arise primarily from the involvement of Blackstone Credit, Blackstone and their respective affiliates, or collectively (the “Firm”), in other activities that may conflict with our activities. You should be aware that individual conflicts will not necessarily be resolved in favor of your interest. The foregoing list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in the Company.
Performance Based Compensation and Management Fees. The existence of the incentive fees payable to Blackstone Credit may create a greater incentive for Blackstone Credit to make more speculative investments on behalf of the Company, or to time the purchase or sale of investments in a manner motivated by the personal interests of Blackstone Credit and/or Blackstone personnel. However, the fact that the hurdle rate for the incentive fee based on income is calculated on an aggregate basis each quarter and that realized and unrealized losses are netted against realized gains for the incentive fee based on capital gains should reduce the incentives for the Adviser to make more speculative investments or otherwise time the purchase or sale of investments.
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
Broad and Wide-Ranging Activities. The Firm engages in a broad spectrum of activities. In the ordinary course of its business activities, the Firm will engage in activities where the interests of certain divisions of the Firm or the interests of its clients will conflict with the interests of the shareholders in the Company. Other present and future activities of the Firm will give rise to additional conflicts of interest. In the event that a conflict of interest arises, the Adviser will attempt to resolve such conflict in a fair and equitable manner. Subject to applicable law, including the 1940 Act, and the Board of Trustees’ oversight, the Adviser will have the power to resolve, or consent to the resolution of, conflicts of interest on behalf of the Company. Investors should be aware that conflicts will not necessarily be resolved in favor of the Company's interests. In addition, the Adviser may in certain situations choose to consult with or obtain the consent of the Board of Trustees with respect to any specific conflict of interest, including with respect to the approvals required under the 1940 Act, including Section 57(f), and the Advisers Act. The Company may enter into joint transactions or cross-trades with clients or affiliates of the Adviser to the extent permitted by the 1940 Act, the Advisers Act and any applicable co-investment order from the SEC. Subject to the limitations of the 1940 Act, the Company may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Blackstone Credit funds.

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

Allocation of Personnel. The Adviser and its members, officers and employees will devote as much of their time to the activities of the Company as they deem necessary to conduct its business affairs in an appropriate manner. By the terms of the Investment Advisory Agreement, the Firm is not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with the Company and/or may involve substantial time and resources of the Adviser. Firm personnel, including members of the investment committee, will work on other projects, serve on other committees and source potential investments for and otherwise assist the investment programs of Other Clients and their portfolio companies, including other investment programs to be developed in the future. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser and its officers and employees will not be devoted exclusively to the business of the Company, but will be allocated between the business of the Company and the management of the monies of such other advisees of the Adviser. Time spent on these other initiatives diverts attention from the activities of the Company, which could negatively impact the Company shareholders. Furthermore, Blackstone Credit and Blackstone Credit personnel derive financial benefit from these other activities, including fees and performance-based compensation. Firm personnel outside of Blackstone Credit may share in the fees and performance-based compensation from the Company; similarly, Blackstone Credit personnel may share in the fees and performance-based compensation generated by Other Clients. These and other factors create conflicts of interest in the allocation of time by Firm personnel. Blackstone Credit’s determination of the amount of time necessary to conduct the Company's activities will be conclusive, and shareholders rely on Blackstone Credit’s judgment in this regard.

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
Additionally, certain employees and other professionals of the Firm have family members or relatives employed by such advisers and service providers (or their affiliates) or otherwise actively involved in industries and sectors in which the Company invests, or have business, financial, personal or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be employees, officers, directors or owners of companies or assets that are actual or potential investments of the Company or other counterparties of the Company and its portfolio companies and/or assets. Moreover, in certain instances, the Company or its portfolio companies may issue loans to or acquire securities from, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. These relationships may influence Blackstone, the Adviser and/or Blackstone Credit in deciding whether to select or recommend such service providers to perform services for the Company or portfolio companies (the cost of which will generally be borne directly or indirectly by the Company or such portfolio companies, as applicable). Notwithstanding the foregoing, investment transactions relating to the Company that require the use of a service provider will generally be allocated to service providers on the basis of best execution, the evaluation of which includes, among other considerations, such service provider’s provision of certain investment-related services and research that the Adviser believes to be of benefit to the Company. To the extent that the Firm determines appropriate, conflict mitigation strategies may be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Firm. The shareholders rely on the Firm to manage these conflicts in its sole discretion.

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

Other Benefits. Blackstone Credit and its personnel will receive certain intangible and/or other benefits, rebates and/or discounts and/or perquisites arising or resulting from their activities on behalf of the Company, which will not reduce the management fee or incentive fees or otherwise be shared with the Company, investors and/or portfolio companies. For example, airline travel or hotel stays incurred as Company expenses, as set forth in the Investment Advisory Agreement and Administration Agreement (“Company Expenses”), may result in “miles” or “points” or credit in loyalty/status programs, and such benefits and/or amounts will, whether or not de minimis or difficult to value, inure exclusively to Blackstone Credit and/or such personnel (and not the Company and/or portfolio companies) even though the cost of the underlying service is borne by the Company and/or portfolio companies. Blackstone Credit, its personnel, and other related persons also receive discounts on products and services provided by portfolio companies and/or customers or suppliers of such portfolio companies. Such other benefits or fees may give rise to conflicts of interest in connection with the Company's investment activities, and while the Adviser and Blackstone Credit will seek to resolve any such conflicts in a fair and equitable manner, there is no assurance that any such conflicts will be resolved in favor of the Company. (See also “—Portfolio Company Service Providers and Vendors” and “—Portfolio Company Relationships Generally” below.)

Senior Advisors, Industry Experts and Operating Partners. Blackstone Credit may engage and retain strategic advisers, consultants, senior advisors, executive advisers, industry experts, operating partners, deal sourcers, consultants and other similar professionals (which may include former employees of Blackstone and/or Blackstone Credit, as well as current employees of Blackstone’s and/or Blackstone Credit’s portfolio companies) (“Senior and Other Advisors”) who are not employees or affiliates of Blackstone Credit and who will, from time to time, receive payments from, or allocations of a profits interest with respect to, portfolio companies (as well as from Blackstone Credit or the Company). In particular, in some cases, consultants, including those with a “Senior Advisor” title, have been and will be engaged with the responsibility to source and recommend transactions to Blackstone Credit or to undertake a build-up strategy to acquire and develop assets and businesses in a particular sector or involving a particularly strategy, potentially on a full-time and/or exclusive basis and notwithstanding any overlap with the responsibilities of Blackstone Credit under the Investment Advisory Agreement, the compensation to such consultants may be borne fully by the Company and/or portfolio companies (with no reduction to management fee payable by the Company) and not Blackstone Credit. In such circumstances, such payments from, or allocations of a profits interest with respect to, portfolio companies and/or the Company may, subject to applicable law, be treated as Company Expenses and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by Blackstone Credit, be deemed paid to or received by Blackstone Credit, and such amounts will not reduce the management fees or incentive fees payable.
To the extent permitted by applicable law and/or any applicable SEC-granted exemptive or no-action relief, these Senior and Other Advisors often have the right or may be offered the ability to (i) co-invest alongside the Company, including in the specific investments in which they are involved (and for which they may be entitled to receive performance-related incentive fees, which will reduce the Company’s returns), (ii) otherwise participate in equity plans for management of any such portfolio company or (iii) invest directly in the Company or in a vehicle controlled by the Company subject to reduced or waived management fees and/or incentive fees, including after the termination of their engagement by or other status with the Firm. Such co-investment and/or participation generally will result in the Company being allocated a smaller share of the applicable investment will not be considered as part of the Firm’s side-by-side co-investment rights. Such co-investment and/or participation may vary by transaction and such participation may, depending on its structure, reduce the Company’s returns.     Additionally, and notwithstanding the foregoing, these Senior and Other Advisors, as well as other Blackstone clients (as defined below), may be (or have the preferred right to be) investors in Blackstone Credit’s portfolio companies (which, in some cases, may involve agreements to pay performance fees or allocate profits interests to such persons in connection with the Company’s investment therein, which will reduce the Company’s returns) and/or Other Clients. Such Senior and Other Advisors, as well as other Blackstone clients, may also, subject to applicable law, have rights to co-invest with the Company on a side-by-side basis, which rights are generally offered on a no-fee/no-carried interest basis and generally result in the Company being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side participation.
The time, dedication and scope of work of, and the nature of the relationship with each of the Senior and Other Advisors vary considerably. In certain cases, they may provide the Adviser and/or Blackstone Credit with industry-specific insights and feedback on investment themes, assist in transaction due diligence or make introductions to and provide reference checks on management teams. In other cases, they take on more extensive roles (and may be exclusive service providers to Blackstone Credit) and serve as executives or directors on the boards of portfolio companies or contribute to the identification and origination of new investment opportunities. The Company may rely on these Senior and Other Advisors to recommend Blackstone Credit as a preferred investment partner, identify investments, source opportunities, and otherwise carry out its investment program, but there is no assurance that these advisers will continue to be involved with the Company for any length of time. In certain instances, Blackstone Credit has formal arrangements with these Senior and Other Advisors (which may or may not be terminable upon notice by any party), and in other cases the relationships are more informal. They are either compensated (including pursuant to retainers and expense reimbursement, and, in any event, pursuant to negotiated arrangements that will not be confirmed as being comparable to the market rates for such services) by Blackstone Credit, the Company, and/or portfolio companies or otherwise uncompensated unless and until an engagement with a portfolio company develops. In certain cases, they have certain attributes of Blackstone Credit “employees” (e.g., they may have dedicated offices at Blackstone Credit, receive administrative support from Blackstone Credit personnel, participate in general meetings and events for Blackstone Credit personnel, work on Blackstone Credit matters as their primary or sole business activity, service Blackstone Credit exclusively, have Blackstone Credit-related e-mail addresses and/or business cards and participate in certain benefit arrangements typically reserved for Blackstone Credit employees, etc.) even though they are not considered Blackstone Credit employees, affiliates or personnel for purposes of the Investment Advisory Agreement between the Company and Blackstone Credit. Some Senior and Other Advisors work only for the Company and its portfolio companies, while others may have other clients. Senior and Other Advisors could have conflicts of interest between their work for the Company and its portfolio companies, on the one hand, and themselves or other clients, on the other hand, and Blackstone Credit is limited in its ability to monitor and mitigate these conflicts. Blackstone Credit expects, where applicable, to allocate the costs of such Senior and Other Advisors to the Company and/or applicable portfolio companies, and to the extent any such costs are allocated to the Company, they would be treated as Company Expenses. Payments or allocations to Senior and Other Advisors will not be reduced by the management fee, and can be expected to increase the overall costs and expenses borne indirectly by investors in the Company. There can be no assurance that any of the Senior and Other Advisors, to the extent engaged, will continue to serve in such roles and/or continue their arrangements with Blackstone Credit, the Company and/or any portfolio companies for the duration of the relevant investments or throughout the term of the Company.
As an example of the foregoing, in certain investments through Platform Arrangements, the Company will from time to time enter into an arrangement with one or more individuals (who may be former personnel of the Firm or current or former personnel of portfolio companies of the Company or Other Clients, may have experience or capability in sourcing or managing investments, and may form a management team) to undertake a build-up strategy to acquire and develop assets and businesses in a particular sector or involving a particular strategy. The services provided by such individuals or relevant portfolio company, as the case may be, could include the following with respect to investments: origination or sourcing, due diligence, evaluation, negotiation, servicing, development, management (including turnaround) and disposition. The individuals or relevant portfolio company could be compensated with a salary and equity incentive plan, including a portion of profits derived from the Company or a portfolio company or asset of the Company, or other long-term incentive plans. Compensation could also be based on assets under management, a waterfall similar to a carried interest, respectively, or other similar metric. The Company could initially bear the cost of overhead (including rent, utilities, benefits, salary or retainers for the individuals or their affiliated entities) and the sourcing, diligence and analysis of investments, as well as the compensation for the individuals and entity undertaking the build-up strategy. Such expenses could be borne directly by the Company as Company Expenses (or Broken Deal Expenses (as defined below), if applicable) or indirectly through expenditures by a portfolio company. None of the fees, costs or expenses described above will reduce the management fee.
In addition, the Adviser may engage third parties as Senior and Other Advisors (or in another similar capacity) in order to advise it with respect to existing investments, specific investment opportunities, and economic and industry trends. Such Senior and Other Advisors may receive reimbursement of reasonable related expenses by portfolio companies or the Company and may have the opportunity to invest in a portion of the equity and/or debt available to the Company for investment that would otherwise be taken by the Adviser and its affiliates. If such Senior and Other Advisors generate investment opportunities on the Company’s behalf, such Senior and Other Advisors may receive special additional fees or allocations comparable to those received by a third party in an arm’s length transaction and such additional fees or allocations would be borne fully by the Company and/or portfolio companies (with no reduction to management fees) and not Blackstone Credit.
Multiple Firm Business Lines. The Firm has multiple business lines, including the Blackstone Capital Markets Group, which, subject to applicable law, Blackstone, Blackstone Credit, the Company, Other Clients, portfolio companies of the Company and Other Clients and third parties may engage for debt and equity financings and to provide other investment banking, brokerage, investment advisory or other services. As a result of these activities, the Firm is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than if it had one line of business. For example, the Firm may come into possession of information that limits the Company’s ability to engage in potential transactions. Similarly, other Firm businesses and their personnel may be prohibited by law or contract from sharing information with Blackstone Credit that would be relevant to monitoring the Company’s investments and other activities. Additionally, Blackstone, Blackstone Credit or Other Clients can be expected to enter into covenants that restrict or otherwise limit the ability of the Company or its portfolio companies and their affiliates to make investments in, or otherwise engage in, certain businesses or activities. For example, Other Clients could have granted exclusivity to a joint venture partner that limits the Company and Other Clients from owning assets within a certain distance of any of the joint venture’s assets, or Blackstone, Blackstone Credit or an Other Client could have entered into a non-compete in connection with a sale or other transaction. These types of restrictions may negatively impact the ability of the Company to implement its investment program. (See also “—Other Blackstone and Blackstone Credit Clients; Allocation of Investment Opportunities”). Finally, Blackstone and Blackstone Credit personnel who are members of the investment team or investment committee may be excluded from participating in certain investment decisions due to conflicts involving other Firm businesses or for other reasons, in which case the Company will not benefit from their experience. The shareholders will not receive a benefit from any fees earned by the Firm or their personnel from these other businesses.
Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to the Company. The Firm has long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on behalf of the Company, the Adviser will consider those relationships and may decline to participate in a transaction as a result of one or more of such relationships (e.g., investments in a competitor of a client or other person with whom Blackstone has a relationship). The Company may be forced to sell or hold existing investments as a result of investment banking relationships or other relationships that the Firm may have or transactions or investments the Firm may make or have made. (See “—Other Blackstone and Blackstone Credit Clients; Allocation of Investment Opportunities” and “—Portfolio Company Relationships Generally.”) Subject to the 1940 Act and any applicable co-investment order issued by the SEC, the Company may also co-invest with clients of the Firm in particular investment opportunities, and the relationship with such clients could influence the decisions made by the Adviser with respect to such investments. There can be no assurance that all potentially suitable investment opportunities that come to the attention of the Firm will be made available to the Company.
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

Data. The Firm receives or obtains various kinds of data and information from the Company, Other Clients and their portfolio companies, including data and information relating to business operations, trends, budgets, customers and other metrics, some of which is sometimes referred to as “big data.” The Firm can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes, as a result of its access to (and rights regarding) this data and information from the Company, Other Clients and their portfolio companies. The Firm has entered and will continue to enter into information sharing and use arrangements with the Company, Other Clients and their portfolio companies, related parties and service providers, which may give the Firm access to (and rights regarding) data that it would not otherwise obtain in the ordinary course. Although the Firm believes that these activities improve the Firm’s investment management activities on behalf of the Company and Other Clients, information obtained from the Company and its portfolio companies also provides material benefits to Blackstone, Blackstone Credit or Other Clients without compensation or other benefit accruing to the Company or shareholders. For example, information from a portfolio company in which the Company holds an interest can be expected to enable the Firm to better understand a particular industry and execute trading and investment strategies in reliance on that understanding for Blackstone, Blackstone Credit and Other Clients that do not own an interest in the portfolio company, without compensation or benefit to the Company or its portfolio companies.
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

Data Management Services. Blackstone or an affiliate of Blackstone formed in the future may provide Data Management Services (as defined below) to portfolio companies and may also provide such services directly to the Company and Other Clients (collectively, “Data Holders”). Such services may include assistance with obtaining, analyzing, curating, processing, packaging, organizing, mapping, holding, transforming, enhancing, marketing and selling such data (among other related data management and consulting services) for monetization through licensing or sale arrangements with third parties and, subject to applicable law and the limitations in the Investment Advisory Agreement and any other applicable contractual limitations, with the Company, Other Clients, portfolio companies and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Clients make investments, and portfolio companies thereof). Where Blackstone believes appropriate, data from one Data Holder may be pooled with data from other Data Holders. Any revenues arising from such pooled data sets would be allocated between applicable Data Holders on a fair and reasonable basis as determined by Blackstone Credit in its sole discretion, with Blackstone Credit able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable. Blackstone is expected to receive compensation for such data management services, which may include a percentage of the revenues generated through any licensing or sale arrangements with respect to the relevant data, and which compensation may also include fees, royalties and cost and expense reimbursement (including start-up costs and allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses)), provided that any compensation amounts will not exceed market rates for such services as determined by Blackstone Credit to be appropriate under the circumstances. Additionally, Blackstone may determine to share the products from such Data Management Services within Blackstone or its affiliates (including Other Clients or their portfolio companies) at no charge and, in such cases, the Data Holders would not receive any financial or other benefit from having provided such data to Blackstone. The potential receipt of such compensation by Blackstone could create incentives for the Firm to cause the Company to invest in portfolio companies with a significant amount of data that it might not otherwise have invested in or on terms less favorable than it otherwise would have sought to obtain.

Blackstone and Blackstone Credit Strategic Relationships. Blackstone and Blackstone Credit have entered, and it can be expected that Blackstone and Blackstone Credit in the future will enter, into strategic relationships with investors (and/or one or more of their affiliates) that involve an overall relationship with Blackstone or Blackstone Credit that could incorporate one or more strategies in addition to the Company’s strategy (“Strategic Relationships”), with terms and conditions applicable solely to such investor and its investment in multiple Blackstone or Blackstone Credit strategies that would not apply to any other investor’s investment in the Company. A Strategic Relationship often involves an investor agreeing to make a capital commitment or investment (as applicable) to multiple Blackstone or Blackstone Credit funds, one of which may include the Company. Shareholders will not receive a copy of any agreement memorializing such a Strategic Relationship program (even if in the form of a side letter) and will be unable to elect in the “most-favored-nations” election process any rights or benefits afforded through a Strategic Relationship. Specific examples of such additional rights and benefits include, among others, specialized reporting, discounts on and/or reimbursement of management fees or carried interest, secondment of personnel from the investor to Blackstone or Blackstone Credit (or vice versa), rights to participate in the investment review and evaluation process, as well as priority rights or targeted amounts for co-investments alongside Blackstone Credit or Blackstone funds (including, without limitation, preferential or favorable allocation of co-investment and preferential terms and conditions related to co-investment or other participation in Blackstone or Blackstone Credit funds (including in respect of any carried interest and/or management fees to be charged with respect thereto, as well as any additional discounts or rebates with respect thereto or other penalties that may result if certain target co-investment allocations or other conditions under such arrangements are not achieved)). The co-investment that is part of a Strategic Relationship may include co-investment in investments made by the Company. Blackstone, including its personnel (including Blackstone Credit personnel), may receive compensation from Strategic Relationships and be incentivized to allocate investment opportunities away from the Company to or source investment opportunities for Strategic Relationships. Strategic Relationships may therefore result in fewer co-investment opportunities (or reduced or no allocations) being made available to shareholders, subject to the 1940 Act.

Portfolio Operations Group. Members of Blackstone’s Portfolio Operations group (the "Portfolio Operations"), who are Blackstone employees, are permitted to provide services to the Company’s portfolio companies, and any payments made by such portfolio companies to Blackstone for reimbursement of the internal compensation costs for time spent on such portfolio companies will not reduce the management fee payable by the Company. As a result, Blackstone may be incentivized to cause members of the Portfolio Operations group to spend more time on the Company’s portfolio companies as compared to portfolio companies of Other Clients that do reduce the management fee offset. There can be no assurance that members of the Portfolio Operations group will be able to provide their services to portfolio companies and/or that any individuals within the Portfolio Operations group will remain employed by Blackstone through the term of the Company.

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

Blackstone’s Relationship with Pátria. Blackstone owns 40% of the equity interests in Pátria Investimentos Ltd. (“Pátria”), a leading Brazilian alternative asset manager and advisory firm. Pátria’s alternative asset management businesses include the management of private equity funds, real estate funds, infrastructure funds and hedge funds (e.g., a multi-strategy fund and a long/short equity fund). Each of Blackstone’s and Pátria’s respective investment funds continues to pursue investment opportunities in accordance with its existing mandates. There may be overlap between the Company’s investment program and Pátria’s investment activities and instances where appropriate investment opportunities will be shared with (or allocated to) Pátria. Therefore, there may be opportunities available to Pátria that are not shared with the Company, and there may be opportunities available to the Company that are shared with one or more Pátria funds. Blackstone Credit generally expects, with respect to certain types of investments in Brazil otherwise suitable for the Company, to permit such investments to be shared with and/or pursued by Pátria, which may be on a priority basis and may result in the Company not participating in any such investments or participating therein to a lesser extent. In addition, the Company may invest in companies or other entities in which Pátria sponsored investment funds have or are concurrently making a different investment (e.g., an equity investment vs. a debt investment) at the time of the Company’s investment, and investment funds that have been or may be formed by Pátria may invest in different securities of companies or other entities in which the Company has made an investment. In such situations, the Company and such other Pátria sponsored investment funds (and therefore Blackstone through its indirect minority interest in Pátria) may have conflicting interests (e.g., over the terms of their respective investments).

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
The Company may invest in securities of the same issuers as Other Clients, other investment vehicles, accounts and clients of the Firm and the Adviser. To the extent that the Company holds interests that are different (or more senior or junior) than those held by such Other Clients, Blackstone Credit may be presented with decisions involving circumstances where the interests of such Other Clients are in conflict with those of the Company. Furthermore, it is possible the Company’s interest may be subordinated or otherwise adversely affected by virtue of such Other Clients’ involvement and actions relating to its investment.

In addition, the 1940 Act may limit the Company’s ability to undertake certain transactions with its affiliates that are registered under the 1940 Act or regulated as BDCs under the 1940 Act. As a result of these restrictions, the Company may be prohibited from executing “joint” transactions with such affiliates, which could include investments in the same portfolio company (whether at the same or different times). These limitations may limit the scope of investment opportunities that would otherwise be available to the Company.
Blackstone Credit has received an exemptive order that permits certain funds, among other things, to co-invest with certain other persons, including certain affiliates of Blackstone Credit, and certain funds managed and controlled by Blackstone Credit and its affiliates subject to certain terms and conditions. In addition, other present and future activities of the Firm and its affiliates (including Blackstone Credit and the Adviser) will from time to time give rise to additional conflicts of interest relating to the Firm and its investment activities. In the event that any such conflict of interest arises, the Adviser will attempt to resolve such conflicts in a fair and equitable manner. Investors should be aware that, subject to applicable law, conflicts will not necessarily be resolved in favor of the Company’s interests.

Transactions with Clients of Blackstone Insurance Solutions. BIS is a business unit of Blackstone that is comprised of two affiliated registered investment advisers. BIS provides investment advisory services to insurers (including insurance companies that are owned, directly or indirectly, by Blackstone or Other Clients, in whole or in part). Actual or potential conflicts of interest may arise with respect to the relationship of the Company and its portfolio companies with the funds, vehicles or accounts BIS advises or sub-advises, including accounts where an insurer participates in investments directly and there is no separate vehicle controlled by Blackstone (collectively, “BIS Clients”). BIS Clients have invested and are expected to continue investing in Other Clients and the Company. BIS Clients may have investment objectives that overlap with those of the Company or its portfolio companies, and such BIS Clients may invest, as permitted by applicable law and the Company’s co-investment exemptive relief, alongside the Company or such portfolio companies in certain investments, which will reduce the investment opportunities otherwise available to the Company or such portfolio companies. BIS Clients will also participate in transactions related to the Company and/or its portfolio companies (e.g., as originators, co-originators, counterparties or otherwise). Other transactions in which BIS Clients will participate include, without limitation, investments in debt or other securities issued by portfolio companies or other forms of financing to portfolio companies (including special purpose vehicles established by the Company or such portfolio companies). When investing alongside the Company or its portfolio companies or in other transactions related to the Company or its portfolio companies, BIS Clients may or may not invest or divest at the same time or on the same terms as the Company or the applicable portfolio companies. BIS Clients may also from time to time acquire investments and portfolio companies directly or indirectly from the Company, as permitted by applicable law and the Company’s co-investment exemptive relief. In circumstances where Blackstone Credit determines in good faith that the conflict of interest is mitigated in whole or in part through various measures that Blackstone, Blackstone Credit or the Adviser implements, the Adviser may determine to proceed with the applicable transaction (subject to oversight by the Board of Trustees and the applicable law to which the Company is subject). In order to seek to mitigate any potential conflicts of interest with respect to such transactions (or other transactions involving BIS Clients), Blackstone may, in its discretion, involve independent members of the board of a portfolio company or a third party stakeholder in the transaction to negotiate price and terms on behalf of the BIS Clients or otherwise cause the BIS Clients to “follow the vote” thereof, and/or cause an independent client representative or other third party to approve the investment or otherwise represent the interests of one or more of the parties to the transaction. In addition, Blackstone or the Adviser may limit the percentage interest of the BIS Clients participating in such transaction, or obtain appropriate price quotes or other benchmarks, or, alternatively, a third-party price opinion or other document to support the reasonableness of the price and terms of the transaction. BIS will also from time to time require the applicable BIS Clients participating in a transaction to consent thereto (including in circumstances where the Adviser does not seek the consent of the Board of Trustees). There can be no assurance that any such measures or other measures that may be implemented by Blackstone will be effective at mitigating any actual or potential conflicts of interest.

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

Other Affiliate Transactions and Investments in Different Levels of Capital Structure. From time to time, the Company and the Other Clients may make investments at different levels of an issuer’s capital structure or otherwise in different classes of an issuer’s securities or loans, subject to the limitations of the 1940 Act. Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities or loans that may be held by such entities. To the extent the Company holds securities or loans that are different (including with respect to their relative seniority) than those held by an Other Client, the Adviser and its affiliates may be presented with decisions when the interests of the funds are in conflict. For example, conflicts could arise where the Company lends funds to a portfolio company while an Other Client invests in equity securities of such portfolio company. In this circumstance, for example, if such portfolio company were to go into bankruptcy, become insolvent or otherwise be unable to meet its payment obligations or comply with its debt covenants, conflicts of interest could arise between the holders of different types of securities or loans as to what actions the portfolio company should take. In addition, purchases or sales of securities or loans for the account of the Company (particularly marketable securities) will be bunched or aggregated with orders for Other Clients, including other funds. It is frequently not possible to receive the same price or execution on the entire volume of securities sold, and the various prices may be averaged, which may be disadvantageous to the Company. Further conflicts could arise after the Company and Other Clients have made their respective initial investments. For example, if additional financing is necessary as a result of financial or other difficulties, it may not be in the best interests of the Company to provide such additional financing. If the Other Clients were to lose their respective investments as a result of such difficulties, the ability of the Adviser to recommend actions in the best interests of the Company might be impaired. Any applicable co-investment order issued by the SEC may restrict the Company’s ability to participate in follow-on financings. Blackstone Credit may in its discretion take steps to reduce the potential for adversity between the Company and the Other Clients, including causing the Company and/or such Other Clients to take certain actions that, in the absence of such conflict, it would not take. Such conflicts will be more difficult if the Company and Other Clients hold significant or controlling interests in competing or different tranches of a portfolio company’s capital structure. In addition, there may be circumstances where Blackstone Credit agrees to implement certain procedures to ameliorate conflicts of interest that may involve a forbearance of rights relating to the Company or Other Clients, such as where Blackstone Credit may cause the Company or Other Clients to decline to exercise certain control- and/or foreclosure-related rights with respect to a portfolio company.

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

In addition, conflicts may arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof. There can be no assurance that any conflict will be resolved in favor of the Company, and each shareholder acknowledges and agrees that in some cases, subject to applicable law, a decision by Blackstone Credit to take any particular action could have the effect of benefiting an Other Client (and, incidentally, may also have the effect of benefiting Blackstone Credit) and therefore may not have been in the best interests of, and may be adverse to, the Company. There can be no assurance that the return on the Company’s investment will be equivalent to or better than the returns obtained by the Other Clients participating in the transaction. The shareholders will not receive any benefit from fees paid to any affiliate of the Adviser from a portfolio company in which an Other Client also has an interest to the extent permitted by the 1940 Act.

Related Financing Counterparties. The Company may invest in companies or other entities in which Other Clients make an investment in a different part of the capital structure (and vice versa) subject to the requirements of the 1940 Act and the Company’s co-investment order. The Adviser requests in the ordinary course proposals from lenders and other sources to provide financing to the Company and its portfolio companies. Blackstone Credit takes into account various facts and circumstances it deems relevant in selecting financing sources, including whether a potential lender has expressed an interest in evaluating debt financing opportunities, whether a potential lender has a history of participating in debt financing opportunities generally and with the Firm in particular, the size of the potential lender’s loan amount, the timing of the relevant cash requirement, the availability of other sources of financing, the creditworthiness of the lender, whether the potential lender has demonstrated a long-term or continuing commitment to the success of Blackstone, Blackstone Credit and their funds, and such other factors that Blackstone and Blackstone Credit deem relevant under the circumstances. The cost of debt alone is not determinative.

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

In connection with negotiating loans and bank financings in respect of Blackstone Credit-sponsored transactions, Blackstone Credit will generally obtain the right to participate (for its own account or an Other Client) in a portion of the financings with respect to such Blackstone Credit-sponsored transactions on the same terms negotiated by third parties with the Firm or other terms the Adviser determines to be consistent with the market. Although the Firm could rely on third parties to verify market terms, the Firm may nonetheless have influence on such third parties. No assurance can be given that negotiating with a third party, or verification of market terms by a third party, will ensure that the Company and its portfolio companies receive market terms.

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

Other Blackstone and Blackstone Credit Clients; Allocation of Investment Opportunities. Certain inherent conflicts of interest arise from the fact that the Adviser, Blackstone Credit and Blackstone provide investment management, advisory and sub-advisory services to the Company and Other Clients.

For purposes of this discussion and ease of reference, the following terms shall have the meanings as set forth below:

“Other Blackstone Credit Clients” means, collectively, the investment funds, client accounts (including managed accounts) and proprietary accounts and/or other similar arrangements (including such arrangements in which the Company or one or more Other Blackstone Credit Clients own interests) that Blackstone Credit may establish, advise or sub-advise from time to time and to which Blackstone Credit provides investment management or sub-advisory services (other than the Company and any such funds and accounts in which the Company has an interest), in each case including any alternative investment vehicles and additional capital vehicles relating thereto and any vehicles established by Blackstone Credit to exercise its side-by-side or other general partner investment rights as set forth in their respective governing documents; provided, that for the avoidance of doubt, “Other Blackstone Credit Clients” shall not include Blackstone Credit in its role as principal of any account, including any accounts for which Blackstone Credit or an affiliate thereof acts as an advisor.

“Blackstone Clients” means, collectively, the investment funds, client accounts (including managed accounts) and proprietary accounts and/or other similar arrangements (including such arrangements in which the Company or one or more Blackstone Clients own interests) that Blackstone may establish, advise or sub-advise from time to time and to which Blackstone provides investment management or sub-advisory services (other than the Company, any such funds and accounts in which the Company has an interest and Other Blackstone Credit Clients), in each case including any alternative investment vehicles and additional capital vehicles relating thereto and any vehicles established by Blackstone to exercise its side-by-side or other general partner investment rights as set forth in their respective governing documents; provided that, for the avoidance of doubt, “Blackstone Clients” shall not include Blackstone in its role as principal of any account, including any accounts for which Blackstone or an affiliate thereof acts as an advisor.

“Other Clients” means, collectively, Other Blackstone Credit Clients and Blackstone Clients.

The respective investment programs of the Company and the Other Clients may or may not be substantially similar. Blackstone Credit and/or Blackstone may give advice to, and recommend securities for, Other Clients that may differ from advice given to, or securities recommended or bought for, the Company, even though their investment objectives may be the same as or similar to those of the Company. While Blackstone Credit will seek to manage potential conflicts of interest in a fair and equitable manner, the portfolio strategies employed by Blackstone Credit and Blackstone in managing their respective Other Clients are likely to conflict from time to time with the transactions and strategies employed by the Adviser in managing the Company and may affect the prices and availability of the securities and instruments in which the Company invests. Conversely, participation in specific investment opportunities may be appropriate, at times, for both the Company and Other Clients. In any event, it is the policy of Blackstone Credit to allocate investment opportunities and sale opportunities on a basis deemed by Blackstone Credit, in its sole discretion, to be fair and equitable over time.

Allocation Methodology Considerations

Blackstone Credit will share any investment and sale opportunities with such Other Clients and the Company in accordance with the Advisers Act, and Firm-wide allocation policies, which generally provide for sharing pro rata based on targeted acquisition size or targeted sale size.

Notwithstanding the foregoing, Blackstone Credit may also consider the following factors in making any allocation determinations, and such factors may result in a different allocation of investment and/or sale opportunities: (i) the risk-return and target return profile of the proposed investment relative to the Company’s and the Other Clients’ current risk profiles; (ii) the Company’s and/or the Other Clients’ investment guidelines, restrictions, terms and objectives, including whether such objectives are considered solely in light of the specific investment under consideration or in the context of the respective portfolios’ overall holdings; (iii) the need to re-size risk in the Company’s or the Other Clients’ portfolios (including the potential for the proposed investment to create an industry, sector or issuer imbalance in the Company’s and Other Clients’ portfolios, as applicable) and taking into account any existing non-pro rata investment positions in the portfolio of the Company and Other Clients; (iv) liquidity considerations of the Company and the Other Clients, including during a ramp-up or wind-down of one or more of the Company or such Other Clients, proximity to the end of the Company’s or Other Clients’ specified term or investment period, any redemption/withdrawal requests, anticipated future contributions and available cash; (v) legal, tax, accounting, political, national security and other consequences; (vi) regulatory or contractual restrictions or consequences (including, without limitation, requirements under the 1940 Act and any related rules, orders, guidance or other authority applicable to the Company or other registered investment companies, investment funds, client accounts and proprietary accounts that Blackstone Credit may establish (other than the Company) (collectively the "Other Blackstone Credit Clients")); (vii) avoiding a de minimis or odd lot allocation; (viii) availability and degree of leverage and any requirements or other terms of any existing leverage facilities; (ix) the Company’s or Other Clients’ investment focus on a classification attributable to an investment or issuer of an investment, including, without limitation, investment strategy, geography, industry or business sector; (x) the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals dedicated to the Company or such Other Clients; (xi) the management of any actual or potential conflict of interest; (xii) with respect to investments that are made available to Blackstone Credit by counterparties pursuant to negotiated trading platforms (e.g., ISDA contracts), the absence of such relationships which may not be available to the Company and all Other Clients; (xiii) available capital of the Company and the Other Clients, (xiv) primary and permitted investment strategies and objectives of the Company and the Other Clients, including, without limitation, with respect to Other Clients that expect to invest in or alongside other funds or across asset classes based on expected return (such as certain managed accounts with similar investment strategies and objectives), (xv) sourcing of the investment, (xvi) the specific nature (including size, type, amount, liquidity, holding period, anticipated maturity and minimum investment criteria) of the investment, (xvii) expected investment return, (xviii) expected cash characteristics (such as cash-on-cash yield, distribution rates or volatility of cash flows), (xix) capital expenditure required as part of the investment, (xx) portfolio diversification concerns (including, but not limited to, whether a particular fund already has its desired exposure to the investment, sector, industry, geographic region or markets in question), (xxi) relation to existing investments in a fund, if applicable (e.g., “follow on” to existing investment, joint venture or other partner to existing investment, or same security as existing investment), and (xxii) any other considerations deemed relevant by Blackstone Credit in good faith.

Blackstone Credit shall not have any obligation to present any investment opportunity (or portion of any investment opportunity) to the Company if Blackstone Credit determines in good faith that such opportunity (or portion thereof) should not be presented to the Company for any one or a combination of the reasons specified above, or if Blackstone Credit is otherwise restricted from presenting such investment opportunity to the Company.

In addition, Blackstone Credit has received an exemptive order from the SEC that permits certain existing and future funds regulated under the 1940 Act (each, a “Regulated Fund”), among other things, to co-invest with certain other persons, including certain affiliates of Blackstone Credit, and certain funds managed and controlled by Blackstone Credit and its affiliates, including the Company, subject to certain terms and conditions. For so long as any privately negotiated investment opportunity falls within the investment criteria of one or more Regulated Funds, such investment opportunity shall also be offered to such Regulated Fund(s). In the event that the aggregate targeted investment sizes of the Company and such Regulated Fund(s) exceed the amount of such investment opportunity, allocation of such investment opportunity to each of the Company and such Regulated Fund(s) will be reduced proportionately based on their respective “available capital” as defined in the exemptive order, which may result in allocation to the Company in an amount less than what it would otherwise have been if such Regulated Fund(s) did not participate in such investment opportunity. The exemptive order also restricts the ability of the Company (or any other Blackstone Credit fund) from investing in any privately negotiated investment opportunity alongside a Regulated Fund except at the same time and on same terms. As a result, the Company may be unable to make investments in different parts of the capital structure of the same issuer in which a Regulated Fund has invested or seeks to invest. The rules promulgated by the SEC under the 1940 Act, as well as any related guidance from the SEC and/or the terms of the exemptive order itself, are subject to change, and Blackstone Credit could undertake to amend the exemptive order (subject to SEC approval), obtain additional exemptive relief, or otherwise be subject to other requirements in respect of co-investments involving the Company and any Regulated Funds, any of which may impact the amount of any allocation made available to Regulated Funds and thereby affect (and potentially decrease) the allocation made to the Company.

Moreover, with respect to Blackstone Credit’s ability to allocate investment opportunities, including where such opportunities are within the common objectives and guidelines of the Company and one or more Other Clients (which allocations are to be made on a basis that Blackstone Credit believes in good faith to be fair and reasonable), Blackstone Credit and Blackstone have established general guidelines and policies, which it may update from time to time, for determining how such allocations are to be made, which, among other things, set forth principles regarding what constitutes “debt” or “debt-like” investments, criteria for defining “control-oriented equity” or “infrastructure” investments, guidance regarding allocation for certain types of investments (e.g., distressed energy) and other matters. In addition, certain Other Clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such Other Clients’ respective governing agreements. The application of those guidelines and conditions may result in the Company or Other Clients not participating (and/or not participating to the same extent) in certain investment opportunities in which they would have otherwise participated had the related allocations been determined without regard to such guidelines and conditions and based only on the circumstances of those particular investments. Additionally, investment opportunities sourced by Blackstone Credit will be allocated in accordance with Blackstone’s and Blackstone Credit’s allocation policies, which may provide that investment opportunities will be allocated in whole or in part to other business units of the Firm on a basis that Blackstone and Blackstone Credit believe in good faith to be fair and reasonable, based on various factors, including the involvement of the respective teams from Blackstone Credit and such other business units. It should also be noted that investment opportunities sourced by business units of the Firm other than Blackstone Credit will be allocated in accordance with such business units’ allocation policies, which will result in such investment opportunities being allocated, in whole or in part, away from Blackstone Credit, the Company and Other Blackstone Credit Clients.

When Blackstone Credit determines not to pursue some or all of an investment opportunity for the Company that would otherwise be within the Company’s objectives and strategies, and Blackstone or Blackstone Credit provides the opportunity or offers the opportunity to Other Clients, Blackstone or Blackstone Credit, including their personnel (including Blackstone Credit personnel), may receive compensation from the Other Clients, whether or not in respect of a particular investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by the Company to Blackstone Credit. As a result, Blackstone Credit (including Blackstone Credit personnel who receive such compensation) could be incentivized to allocate investment opportunities away from the Company to or source investment opportunities for Other Clients. In addition, in some cases Blackstone or Blackstone Credit may earn greater fees when Other Clients participate alongside or instead of the Company in an Investment.

Blackstone Credit makes good faith determinations for allocation decisions based on expectations that may prove inaccurate. Information unavailable to Blackstone Credit, or circumstances not foreseen by Blackstone Credit at the time of allocation, may cause an investment opportunity to yield a different return than expected. Conversely, an investment that Blackstone Credit expects to be consistent with the Company’s objectives may fail to achieve them.

The Adviser may, but will be under no obligation to, provide co-investment opportunities relating to investments made by the Company to Company shareholders, Other Clients, and investors of such Other Clients, subject to the Company’s exemptive relief and the 1940 Act. Such co-investment opportunities may be offered to such parties in the Adviser’s subject to the Company’s exemptive relief. From time to time, Blackstone Credit may form one or more funds or accounts to co-invest in transactions with the Company (or transactions alongside any of the Company and one or more Other Clients). Furthermore, for the avoidance of doubt, to the extent that the Company has received its target amount in respect of an investment opportunity, any remaining portion of such investment opportunity initially allocated to the Company may be allocated to Other Clients or to co-investors in Blackstone Credit’s discretion pursuant to the Company’s exemptive relief.

Orders may be combined for the Company and all other participating Other Clients, and if any order is not filled at the same price, they may be allocated on an average price basis. Similarly, if an order on behalf of more than one account cannot be fully executed under prevailing market conditions, securities may be allocated among the different accounts on a basis that Blackstone Credit or its affiliates consider equitable.

Additionally, it can be expected that the Firm will, from time to time, enter into arrangements or strategic relationships with third parties, including other asset managers, financial firms or other businesses or companies, that, among other things, provide for referral, sourcing or sharing of investment opportunities. Blackstone or Blackstone Credit may pay management fees and performance-based compensation in connection with such arrangements. Blackstone or Blackstone Credit may also provide for or receive reimbursement of certain expenses incurred or received in connection with these arrangements, including diligence expenses and general overhead, administrative, deal sourcing and related corporate expenses. The amount of these rebates may relate to allocations of co-investment opportunities and increase if certain co-investment allocations are not made. While it is possible that the Company will, along with the Firm itself, benefit from the existence of those arrangements and/or relationships, it is also possible that investment opportunities that would otherwise be presented to or made by the Company would instead be referred (in whole or in part) to such third party, or, as indicated above, to other third parties, either as a contractual obligation or otherwise, resulting in fewer opportunities (or reduced allocations) being made available to the Company and/or shareholders. This means that co-investment opportunities that are sourced by the Company may be allocated to investors that are not shareholders. For example, a firm with which the Firm has entered into a strategic relationship may be afforded with “first-call” rights on a particular category of investment opportunities, although there is not expected to be substantial overlap in the investment strategies and/or objectives between the Company and any such firm. (See “—Blackstone’s Relationship with Pátria.”)

Certain Investments Inside the Company’s Mandate that are not Pursued by the Company. Under certain circumstances, Blackstone or Blackstone Credit may determine not to pursue some or all of an investment opportunity within the Company’s mandate, including without limitation, as a result of business, reputational or other reasons applicable to the Company, Other Clients, their respective portfolio companies or Blackstone. In addition, Blackstone Credit may determine that the Company should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because the Company has already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by Blackstone Credit in its good faith discretion, or the investment is not appropriate for the Company for other reasons as determined by Blackstone Credit in its good faith reasonable sole discretion. In any such case Blackstone or Blackstone Credit could, thereafter, offer such opportunity to other parties, including Other Clients or portfolio companies or limited partners or shareholders of the Company or Other Clients, joint venture partners, related parties or third parties. Any such Other Clients may be advised by a different Blackstone or Blackstone Credit business group with a different investment committee, which could determine an investment opportunity to be more attractive than Blackstone Credit believes to be the case. In any event, there can be no assurance that Blackstone Credit’s assessment will prove correct or that the performance of any investments actually pursued by the Company will be comparable to any investment opportunities that are not pursued by the Company. Blackstone and Blackstone Credit, including their personnel, may receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by the Company to Blackstone Credit. In some cases, Blackstone or Blackstone Credit earns greater fees when Other Clients participate alongside or instead of the Company in an Investment.

Cross Transactions. Situations may arise where certain assets held by the Company may be transferred to Other Clients and vice versa. Such transactions will be conducted in accordance with, and subject to, the Adviser’s contractual obligations to the Company and applicable law, including the 1940 Act.

Co-Investment. The Company will co-invest with its shareholders, limited partners and/or shareholders of the Other Clients, the Firm’s affiliates and other parties with whom Blackstone Credit has a material relationship. The allocation of co-investment opportunities is entirely and solely in the discretion of Blackstone Credit, subject to applicable law. In addition to participation by Senior and Other Advisors in specific transactions or investment opportunities, Senior and Other Advisors and/or other Firm employees may be permitted to participate in the Firm’s side-by-side co-investment rights. Such rights generally do not provide for a management fee or carried interest payable by participants therein and generally result in the Company being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side. Furthermore, Other Clients will be permitted (or have a preferred right) to participate in the Firm’s side-by-side co-investment rights.

In certain circumstances, Blackstone Credit will determine that a co-investment opportunity should be offered to one or more third parties (such investors, “Co-Investors”) and will maintain sole discretion with respect to which Co-Investors are offered any such opportunity. It is expected that many investors who may have expressed an interest in co-investment opportunities will not be allocated any co-investment opportunities or may receive a smaller amount of co-investment opportunities than the amount requested. Furthermore, co-investment offered by Blackstone Credit will be on such terms and conditions (including with respect to management fees, performance-based compensation and related arrangements and/or other fees applicable to co-investors) as Blackstone Credit determine to be appropriate in its sole discretion on a case-by-case basis, which may differ amongst co-investors with respect to the same co-investment. In addition, the performance of Other Clients co-investing with the Company is not considered for purposes of calculating the carried interest payable by the Company to the Adviser. Furthermore, the Company and co-investors will often have different investment objectives and limitations, such as return objectives and maximum hold period. Blackstone Credit, as a result, will have conflicting incentives in making decisions with respect to such opportunities. Even if the Company and any such parties invest in the same securities on similar terms, conflicts of interest will still arise as a result of differing investment profiles of the investors, among other items.

•General Co-Investment Considerations: There are expected to be circumstances where an amount that would otherwise have been invested by the Company is instead allocated to co-investors (who may or may not be shareholders of the Company or limited partners of Other Clients) or supplemental capital vehicles, and there is no guarantee that any shareholders will be offered any particular co-investment opportunity. Each co-investment opportunity (should any exist) is likely to be different, and allocation of each such opportunity will depend on the facts and circumstances specific to that unique situation (e.g., timing, industry, size, geography, asset class, projected holding period, exit strategy and counterparty). Different situations will require that the various facts and circumstances of each opportunity be weighted differently, as Blackstone Credit deems relevant to such opportunity. Such factors are likely to include, among others, whether a co-investor adds strategic value, industry expertise or other similar synergies; whether a potential co-investor has expressed an interest in evaluating co-investment opportunities; whether a potential co-investor has an overall strategic relationship with the Firm; whether a potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of Blackstone, Blackstone Credit, the Company, Other Clients or other co-investments (including whether a potential co-investor will help establish, recognize, strengthen and/or cultivate relationships that may provide indirectly longer-term benefits to the Company or Other Clients and their respective underlying portfolio companies, or whether the potential co-investor has significant capital under management by the Firm or intends to increase such amount); the ability of a potential co-investor to commit to a co-investment opportunity within the required timeframe of the particular transaction; Blackstone Credit’s assessment of a potential co-investor’s ability to invest an amount of capital that fits the needs of the investment (taking into account the amount of capital needed as well as the maximum number of investors that can realistically participate in the transaction); whether the co-investor is considered “strategic” to the investment because it is able to offer the Company certain benefits, including but not limited to, the ability to help consummate the investment, the ability to aid in operating or monitoring the portfolio company or the possession of certain expertise; the transparency, speed and predictability of the potential co-investor’s investment process; whether the Firm has previously expressed a general intention to seek to offer co-investment opportunities to such potential co-investor; whether a potential co-investor has the financial and operational resources and other relevant wherewithal to evaluate and participate in a co-investment opportunity; the familiarity the Firm has with the personnel and professionals of the investor in working together in investment contexts (which may include such potential co-investor’s history of investment in other Firm co-investment opportunities); the extent to which a potential co-investor has committed to an Other Client; the size of such potential co-investor’s interest to be held in the underlying portfolio company as a result of the Company’s investment (which is likely to be based on the size of the potential co-investor’s capital commitment or investment in the Company); the extent to which a potential co-investor has been provided a greater amount of co-investment opportunities relative to others; the ability of a potential co-investor to invest in potential add-on acquisitions for the portfolio company or participate in defensive investments; the likelihood that the potential co-investor would require governance rights that would complicate or jeopardize the transaction (or, alternatively, whether the investor would be willing to defer to the Firm and assume a more passive role in governing the portfolio company); any interests a potential co-investor may have in any competitors of the underlying portfolio company; the tax profile of the potential co-investor and the tax characteristics of the investment (including whether the potential co-investor would require particular structuring implementation or covenants that would not otherwise be required but for its participation or whether such co-investor’s participation is beneficial to the overall structuring of the investment); whether a potential co-investor’s participation in the transaction would subject the Company and/or the portfolio company to additional regulatory requirements, review and/or scrutiny, including any necessary governmental approvals required to consummate the investment; the potential co-investor’s interaction with the potential management team of the portfolio company; whether the potential co-investor has any existing positions in the portfolio company (whether in the same security in which the Company is investing or otherwise); whether there is any evidence to suggest that there is a heightened risk with respect to the potential co-investor maintaining confidentiality; whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of the Company, other affiliated funds and/or other co-investments, including the size of such commitment; whether the potential co-investor has any known investment policies and restrictions, guideline limitations or investment objectives that are relevant to the transaction, including the need for distributions; whether the expected holding period and risk-return profile of the investment is consistent with the stated goals of the investor; and such other factors as the Adviser deems relevant and believes to be appropriate under the circumstances. Furthermore, in connection with any such co-investment by third-party co-investors, the Adviser may establish one or more investment vehicles managed or advised by the Firm to facilitate such co-investors’ investment alongside the Company. The factors listed in the foregoing sentence are neither presented in order of importance nor weighted, except that Blackstone Credit has historically primarily relied upon the following two factors in making the determination to offer co-investment opportunities to co-investors: (i) whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of the

Company (including whether a potential co-investor will help establish, recognize, strengthen and/or cultivate relationships that may provide indirectly longer-term benefits to the Company or Other Clients and their respective underlying portfolio companies), other affiliated funds, and/or other co-investments, including the size of any such commitment and fee revenue or profits generated for the benefit of Blackstone Credit or Blackstone as a result thereof and (ii) the ability of a potential co-investor to process a co-investment decision within the required timeline of the particular transaction. Except as otherwise described herein, co-investors generally will not share Broken Deal Expenses with the Company and Other Clients, with the result that the Company and such Other Clients will bear all such Broken Deal Expenses, and such expenses may be significant. However, the Adviser does not intend to offer any such co-investment opportunities to shareholders in their capacity as shareholders. Blackstone Credit may (but is not required to) establish co-investment vehicles (including dedicated or “standing” co-investment vehicles) for one or more investors (including third party investors and investors in the Company) in order to co-invest alongside the Company in one or more future investments. The existence of these vehicles could reduce the opportunity for other shareholders to receive allocations of co-investment. In addition, the allocation of investments to Other Clients, including as described under “Other Blackstone and Blackstone Credit Clients; Allocation of Investment Opportunities” herein, may result in fewer co-investment opportunities (or reduced allocations) being made available to shareholders.

•Additional Potential Conflicts of Interest with respect to Co-Investment; Strategic Relationships Involving Co-Investment: In addition, the Adviser and/or its affiliates will in certain circumstances be incentivized to offer certain potential co-investors (including, by way of example, as a part of an overall strategic relationship with the Firm) opportunities to co-invest because the extent to which any such co-investor participates in (or is offered) co-investment opportunities may impact the amount of performance-based compensation and/or management fees or other fees paid by the co-investor. The amount of carried interest or expenses charged and/or management fees paid by the Company may be less than or exceed such amounts charged or paid by co-investment vehicles pursuant to the terms of such vehicles’ partnership agreements and/or other agreements with co-investors, and such variation in the amount of fees and expenses may create an economic incentive for Blackstone Credit to allocate a greater or lesser percentage of an investment opportunity to the Company or such co-investment vehicles or co-investors, as the case may be. In addition, other terms of existing and future co-investment vehicles may differ materially, and in some instances may be more favorable to Blackstone Credit, than the terms of the Company, and such different terms may create an incentive for Blackstone Credit to allocate a greater or lesser percentage of an investment opportunity to the Company or such co-investment vehicles, as the case may be. Such incentives will from time to time give rise to conflicts of interest, and there can be no assurance that such conflicts of interest will be resolved in favor of the Company. Accordingly, any investment opportunities that would have otherwise been offered or allocated, in whole or in part, to the Company may be reduced and made available to co-investment vehicles. Co-investments may be offered by the Adviser on such terms and conditions as the Adviser determines in its discretion on a case-by-case basis.

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

Investments in Portfolio Companies Alongside Other Clients. From time to time, the Company will co-invest with Other Clients (including co-investment or other vehicles in which the Firm or its personnel invest and that co-invest with such Other Clients) in investments that are suitable for both the Company and such Other Clients, as permitted by applicable law and/or any applicable SEC-granted order. Even if the Company and any such Other Clients invest in the same securities or loans, conflicts of interest may still arise. For example, it is possible that as a result of legal, tax, regulatory, accounting, political, national security or other considerations, the terms of such investment (and divestment thereof) (including with respect to price and timing) for the Company and such other funds and vehicles may not be the same. Additionally, the Company and such Other Clients and/or vehicles will generally have different investment periods and/or investment objectives (including return profiles) and Blackstone Credit, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities. As such, subject to applicable law and any applicable order issued by the SEC, the Company and/or such Other Clients may dispose of any such shared investment at different times and on different terms.

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

Blackstone Europe. Blackstone, Blackstone Credit and Other Clients may incorporate or otherwise organize, and one or more of its affiliates have incorporated or otherwise organized, one or more Luxembourg-based or Ireland-based entities (and in the future may organize other non-U.S. entities) that are the master holding companies or other structures through which the Company and Other Blackstone Credit Clients may principally invest into European investments (any such structure, “Blackstone Europe”) and that may be utilized by Blackstone Credit. Blackstone Europe is expected to provide one or more of the following key service functions to the Company and/or to the European-domiciled entities that are part of the investments of Other Blackstone Credit Clients and may also be owned, directly or indirectly, by Other Clients or their affiliates. The key service functions expected to be provided by Blackstone Europe and its employees are: (i) domiciliation, (ii) account management, (iii) administration, (iv) accounting, (v) tax, regulatory and organizational compliance, (vi) transaction support services, and (vii) local office space, though other services may also be provided. If approved by the Board of Trustees, Blackstone Europe is expected to receive fees for such services at no greater than market rates deemed competitive by the Firm. The Firm will endeavor to allocate fees and expenses associated with Blackstone Europe fairly and equitably, which allocation is expected to involve certain subjective assumptions based on actual data pertaining to the services provided. The Adviser believes that this method will result in a fair and equitable allocation of expenses. Any such expenses attributable directly or indirectly to the Company, including, without limitation, the Company’s allocable portion of overhead expenses (including, for example, the salary and compensation of personnel of Blackstone Europe) and costs associated with the leasing of office space, will be treated as a Company Expense and will not reduce the management fee or otherwise be shared with the Company or the shareholders.

Self-Administration of the Company. Blackstone Credit and its affiliates expect to provide certain fund administration services to the Company rather than engage or rely on a third party administrator to perform such services. The costs for providing these services are not included in the management fee under the Investment Advisory Agreement and will be paid separately by the Company. Blackstone Credit also reserves the right to charge the Company a reduced rate for these services, or to reduce or waive such charges entirely, subject to the 1940 Act. Blackstone Credit’s ability to determine the reimbursement obligation from the Company creates a conflict of interest. Blackstone Credit addresses this conflict by reviewing its fund administration fee to ensure that it is comparable and fair with regard to equivalent services performed by a non-affiliated third party at a rate negotiated on an arm’s length basis. The Board of Trustees periodically reviews the reimbursement obligation.

Material, Non-Public Information. Blackstone Credit will come into possession of confidential information with respect to an issuer. Blackstone Credit may be restricted from buying, originating or selling securities, loans of, or derivatives with respect to, the issuer on behalf of the Company until such time as the information becomes public or is no longer deemed material such that it would preclude the Company from participating in an investment. Disclosure of such information to the Adviser’s personnel responsible for the affairs of the Company will be on a need-to-know basis only, and the Company may not be free to act for the Company upon any such information. Therefore, the Company may not have access to confidential information in the possession of Blackstone Credit that might be relevant to an investment decision to be made for the Company. In addition, Blackstone Credit, in an effort to avoid buying or selling restrictions on behalf of the Company or Other Blackstone Credit Clients, may choose to forego an opportunity to receive (or elect not to receive) information that other market participants or counterparties, including those with the same positions in the issuer as the Company, are eligible to receive or have received, even if possession of such information would otherwise be advantageous to the Company.

In addition, affiliates of Blackstone Credit within Blackstone may come into possession of confidential information with respect to an issuer. Blackstone Credit may be restricted from buying, originating or selling securities, loans of, or derivatives with respect to, the issuer on behalf of the Company if the Firm deemed such restriction appropriate. Disclosure of such information to the Adviser’s personnel responsible for the affairs of the Company will be on a need-to-know basis only, and the Company may not be free to act upon any such information. Therefore, the Company may not have access to confidential information in the possession of the Firm that might be relevant to an investment decision to be made by the Company. Accordingly, the Company may not be able to initiate a transaction that it otherwise might have initiated and may not be able to sell an investment that it otherwise might have sold.

Break-up and other Similar Fees. Break-up or topping fees with respect to the Company’s investments can be paid to Blackstone Credit. Alternatively, the Company could receive the break-up or topping fees directly. Break-up or topping fees paid to Blackstone Credit or the Company in connection with a transaction could be allocated, or not, to Other Clients or co-investment vehicles that invest (or are expected to invest) alongside the Company, as determined by Blackstone Credit to be appropriate in the circumstances. Generally, Blackstone Credit would not allocate break-up or topping fees with respect to a potential investment to the Company, an Other Client or co-investment vehicle unless such person would also share in Broken Deal Expenses related to the potential Investment. With respect to fees received by Blackstone Credit relating to the Company’s investments or from unconsummated transactions, shareholders will not receive the benefit of any fees relating to the Company’s investments (including, without limitation, as described above). In the case of fees for services as a director of a portfolio company, the management fee will not be reduced to the extent any Firm personnel continues to serve as a director after the Company has exited (or is in the process of exiting) the applicable portfolio company and/or following the termination of such employee’s employment with the Firm. For the avoidance of doubt, although the financial advisory and restructuring business of Blackstone has been spun out, to the extent any investment banking fees, consulting (including management consulting) fees, syndication fees, capital markets syndication and advisory fees (including underwriting fees), origination fees, servicing fees, healthcare consulting / brokerage fees, fees relating to group purchasing, financial advisory fees and similar fees for arranging acquisitions and other major financial restructurings, loan servicing and/or other types of insurance fees, operations fees, financing fees, fees for asset services, title insurance fees, and other similar fees and annual retainers (whether in cash or in kind) are received by Blackstone, such fees will not be required to be shared with the Company or the shareholders and will not reduce the management fee payable by the Company.

Broken Deal Expenses. Any expenses that may be incurred by the Company for actual investments as described herein may also be incurred by the Company with respect to broken deals (i.e., investments that are not consummated). Blackstone Credit is not required to and in most circumstances will not seek reimbursement of Broken Deal Expenses (i.e., expenses incurred in pursuit of an investment that is not consummated) from third parties, including counterparties to the potential transaction or potential co-investors. Examples of such Broken Deal Expenses include, but are not limited to, reverse termination fees, extraordinary expenses such as litigation costs and judgments, travel and entertainment expenses incurred, costs of negotiating co-investment documentation, and legal, accounting, tax and other due diligence and pursuit costs and expenses. Any such Broken Deal Expenses could, in the sole discretion of Blackstone Credit, be allocated solely to the Company and not to Other Clients or co-investment vehicles that could have made the investment, even when the Other Client or co-investment vehicle commonly invests alongside the Company in its investments or the Firm or Other Clients in their investments. In such cases, the Company’s shares of expenses would increase. In the event Broken Deal Expenses are allocated to an Other Client or a co-investment vehicle, Blackstone Credit may advance such fees and expenses without charging interest until paid by the Other Client or co-investment vehicle, as applicable.

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

The Company will, as determined by Blackstone Credit and as permitted by the governing fund documents, bear the cost of fund administration, in house legal, tax planning and other related services provided by Firm personnel and related parties to the Company and its portfolio companies, including the allocation of their compensation and related overhead otherwise payable by the Firm, or pay for their services at market rates, as discussed below in “Self-Administration of the Company.” Such allocations or charges can be based on any of the following methodologies: (i) requiring personnel to periodically record or allocate their historical time spent with respect to the Company or the Firm approximating the proportion of certain personnel’s time spent with respect to the Company, and in each case allocating their compensation and allocable overhead based on time spent, or charging their time spent at market rates, (ii) the assessment of an overall dollar amount (based on a fixed fee or percentage of assets under management) that the Firm believes represents a fair recoupment of expenses and a market rate for such services or (iii) any other similar methodology determined by the Firm to be appropriate under the circumstances. Certain Firm personnel will provide services to few, or only one, of the Company and Other Clients, in which case the Firm could rely upon rough approximations of time spent by the employee for purposes of allocating the salary and overhead of the person if the market rate for services is clearly higher than allocable salary and overhead. However, any methodology (including the choice thereof) involves inherent conflicts and may result in incurrence of greater expenses by the Company and its portfolio companies than would be the case if such services were provided by third parties.

Blackstone Credit, Other Clients and their portfolio companies, and their affiliates, personnel and related parties could continue to receive fees, including performance-based or incentive fees, for the services described in the preceding paragraphs with respect to investments sold by the Company or a portfolio company to a third party buyer after the sale is consummated. Such post-disposition involvement will give rise to potential or actual conflicts of interest, particularly in the sale process. Moreover, Blackstone Credit, Other Clients and their portfolio companies, and their affiliates, personnel and related parties may acquire a stake in the relevant asset as part of the overall service relationship, at the time of the sale or thereafter.

Blackstone Credit does not have any obligation to ensure that fees for products and services contracted by the Company or its portfolio companies are at market rates unless the counterparty is considered an affiliate of the Firm and given the breadth of the Firm’s investments and activities Blackstone Credit may not be aware of every commercial arrangement between the Company and its portfolio companies, on the one hand, and the Firm, Other Clients and their portfolio companies, and personnel and related parties of the foregoing, on the other hand.

Except as set forth above, the Company and shareholders will not receive the benefit (e.g., through a reduction to the management fee or otherwise) of any fees or other compensation or benefit received by Blackstone Credit, its affiliates or their personnel and related parties. (See also “—Service Providers, Vendors and Other Counterparties Generally” and “—Other Firm Business Activities.”)

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

Blackstone and Blackstone Credit employees are generally permitted to invest in alternative investment funds, real estate funds, hedge funds or other investment vehicles, including potential competitors of the Company. The Company will not receive any benefit from any such investments.

PJT. On October 1, 2015, Blackstone spun off its financial and strategic advisory services, restructuring and reorganization advisory services, and its Park Hill fund placement businesses and combined these businesses with PJT Partners Inc. (“PJT”), an independent financial advisory firm founded by Paul J. Taubman. While the combined business operates independently from Blackstone and is not an affiliate thereof, it is expected that there will be substantial overlapping ownership between Blackstone and PJT for a considerable period of time going forward. Therefore, conflicts of interest will arise in connection with transactions between or involving the Company and its portfolio companies, on the one hand, and PJT, on the other. The pre-existing relationship between Blackstone and its former personnel involved in financial and strategic advisory services at PJT, the overlapping ownership and co-investment and other continuing arrangements between PJT and Blackstone may influence Blackstone Credit to select or recommend PJT to perform services for the Company or its portfolio companies, the cost of which will generally be borne directly or indirectly by the Company. Given that PJT is no longer an affiliate of Blackstone, Blackstone Credit and its affiliates will be free to cause the Company and portfolio companies to transact with PJT generally without restriction under the applicable governing documents, notwithstanding the relationship between Blackstone and PJT.

Portfolio Company Relationships Generally. The Company’s portfolio companies are expected to be counterparties to or participants in agreements, transactions or other arrangements with portfolio companies of Other Clients for the provision of goods and services, purchase and sale of assets and other matters. Although the Firm may determine that such agreements, transactions or other arrangements are consistent with the requirements of such Other Clients’ offering and/or governing agreements, such agreements, transactions or other arrangements may not have otherwise been entered into but for the affiliation with Blackstone Credit and/or Blackstone. These agreements, transactions or other agreements involve fees, commissions, servicing payments and/or discounts to Blackstone Credit, any Blackstone affiliate (including personnel) or a portfolio company, none of which reduce the management fee payable by the Company). For example, the Firm may cause, or offer the opportunity to, portfolio companies to enter into agreements regarding group procurement (such as the group purchasing organization), benefits management, purchase of title and/or other insurance policies (which may be pooled across portfolio companies and discounted due to scale) and other operational, administrative or management related matters from a third party or a Firm affiliate, and other similar operational initiatives that may result in commissions or similar payments, including related to a portion of the savings achieved by the portfolio company. Such agreements, transactions or other arrangements may be entered into without the consent or direct involvement of the Company and/or such Other Client or the consent of the Board of Trustees and/or the shareholders of the Company or such Other Client (including, without limitation, in the case of minority and/or non-controlling investments by the Company in such portfolio companies or the sale of assets from one portfolio company to another) and/or such Other Client. In any such case, the Company may not be involved in the negotiation process, and there can be no assurance that the terms of any such agreement, transaction or other arrangement will be as favorable to the Company as otherwise would be the case if the counterparty were not related to the Firm.

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

Further, portfolio companies with respect to which the Company may elect members of the board of directors may, as a result, subject the Company and/or such directors to fiduciary obligations to make decisions that they believe to be in the best interests of any such portfolio company. Although in most cases the interests of the Company and any such portfolio company will be aligned, this may not always be the case. This may create conflicts of interest between the relevant director’s obligations to any such portfolio company and its stakeholders, on the one hand, and the interests of the Company, on the other hand. Although Blackstone Credit will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for the Company.

Portfolio Company Service Providers and Vendors. Subject to applicable law, the Company, Other Clients, portfolio companies of each of the foregoing and Blackstone Credit can be expected to engage portfolio companies of the Company and Other Clients to provide some or all of the following services: (a) corporate support services (including, without limitation, accounts payable, accounting/audit (including valuation support services), account management, insurance, procurement, placement, brokerage, consulting, cash management, corporate secretarial services, domiciliation, data management, directorship services, finance/budget, human resources, information technology/systems support, internal compliance/KYC, judicial processes, legal, operational coordination (i.e., coordination with JV partners, property managers), risk management, reporting, tax, tax analysis and compliance (e.g., CIT and VAT compliance), transfer pricing and internal risk control, treasury and valuation services); (b) loan services (including, without limitation, monitoring, restructuring and work-out of performing, sub-performing and nonperforming loans, administrative services, and cash management); (c) management services (i.e., management by a portfolio company, Blackstone affiliate or third party (e.g., a third-party manager) of operational services); (d) operational services (i.e., general management of day to day operations); (e) risk management (tax and treasury); (f) insurance procurement, placement, brokerage and consulting services; and (g) other services. Similarly, Blackstone Credit, Other Clients and their portfolio companies can be expected to engage portfolio companies of the Company to provide some or all of these services. Some of the services performed by portfolio company service providers could also be performed by Blackstone Credit from time to time and vice versa. Fees paid by the Company or its portfolio companies to the other portfolio company service providers do not reduce the management fee payable by the Company and are not otherwise shared with the Company.

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

The Company and its portfolio companies will compensate one or more of these service providers and vendors owned by the Company or Other Clients, including through incentive based compensation payable to their management teams and other related parties. The incentive based compensation paid with respect to a portfolio company or asset of the Company or Other Clients will vary from the incentive based compensation paid with respect to other portfolio companies and assets of the Company and Other Clients; as a result the management team or other related parties can be expected to have greater incentives with respect to certain assets and portfolio companies relative to others, and the performance of certain assets and portfolio companies may provide incentives to retain management that also service other assets and portfolio companies. Some of these service providers and vendors owned or controlled by the Company or Other Clients will charge the Company and its portfolio companies for goods and services at rates generally consistent with those available in the market for similar goods and services. The discussion regarding the determination of market rates under “Firm Affiliated Service Providers” herein applies equally in respect of the fees and expenses of the portfolio company service providers, if charged at rates generally consistent with those available in the market. Other service providers and vendors owned and/or controlled by the Company or Other Clients pass through expenses on a cost reimbursement, no-profit or break-even basis, in which case the service provider allocates costs and expenses directly associated with work performed for the benefit of the Company and its portfolio companies to them, along with any related tax costs and an allocation of the service provider’s overhead, including any of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, accounting and other professional fees and disbursements; office space and equipment; insurance premiums; technology expenditures, including hardware and software costs; costs to engage recruitment firms to hire employees; diligence expenses; one-time costs, including costs related to building-out and winding-down a portfolio company; taxes; and other operating and capital expenditures. Any of the foregoing costs, although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period, and therefore the Company could pay more than its pro rata portion of fees for services. The allocation of overhead among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, “cost” basis as described above, “time-allocation” basis, “per unit” basis, “per square footage” basis or “fixed percentage” basis. There can be no assurance that a different manner of allocation would result in the Company and its portfolio companies bearing less or more costs and expenses. Blackstone Credit will not always perform or obtain benchmarking analysis or third-party verification of expenses with respect to services provided on a cost reimbursement, no profit or break even basis. There can be no assurances that amounts charged by portfolio company service providers that are not controlled by the Company or Other Clients will be consistent with market rates or that any benchmarking, verification or other analysis will be performed with respect to such charges. If benchmarking is performed, the related expenses will be borne by the Company, Other Clients and their respective portfolio companies and will not reduce the management fee. A portfolio company service provider will, in certain circumstances, subcontract certain of its responsibilities to other portfolio companies. In such circumstances, the relevant subcontractor could invoice the portfolio company for fees (or in the case of a cost reimbursement arrangement, for allocable costs and expenses) in respect of the services provided by the subcontractor. The portfolio company, if charging on a cost reimbursement, no-profit or break-even basis, would in turn allocate those costs and expenses as it allocates other fees and expenses as described above. Similarly, Other Clients, their portfolio companies and Blackstone Credit can be expected to engage portfolio companies of the Company to provide services, and these portfolio companies will generally charge for services in the same manner described above, but the Company and its portfolio companies generally will not be reimbursed for any costs (such as start-up costs) relating to such portfolio companies incurred prior to such engagement. Some of the services performed by these service providers could also be performed by Blackstone Credit from time to time and vice versa. Fees paid by the Company or its portfolio companies to these service providers do not the management fee payable to the Adviser.

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

Certain portfolio companies that provide services to the Company, Other Clients and/or portfolio companies or assets of the Company and/or Other Clients may be transferred between and among the Company and/or Other Clients (where the Company may be a seller or a buyer in any such transfer) for minimal or no consideration (based on a third party valuation confirming the same). Such transfers may give rise to actual or potential conflicts of interest for Blackstone Credit.

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
In connection with such relationships, Blackstone Credit and, if required by applicable law, the Board of Trustees, will make determinations of competitive market rates based on its consideration of a number of factors, which are generally expected to include Blackstone Credit’s experience with non-affiliated service providers, benchmarking data and other methodologies determined by Blackstone Credit to be appropriate under the circumstances (i.e., rates that fall within a range that Blackstone Credit has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms). In respect of benchmarking, while Blackstone Credit often obtains benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by Blackstone Credit affiliates in the applicable market or certain similar markets, relevant comparisons may not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., different assets may receive different services). In addition, benchmarking data is based on general market and broad industry overviews, rather than determined on an asset by asset basis.

As a result, benchmarking data does not take into account specific characteristics of individual assets then invested in by the Company (such as location or size), or the particular characteristics of services provided. For these reasons, such market comparisons may not result in precise market terms for comparable services. Expenses to obtain benchmarking data will be borne by the Company, Other Clients and their respective portfolio companies and will not reduce the management fee. Finally, in certain circumstances Blackstone Credit may determine that third party benchmarking is unnecessary, either because the price for a particular good or service is mandated by law (e.g., title insurance in rate regulated states) or because Blackstone Credit has access to adequate market data to make the determination without reference to third party benchmarking. For example, certain portfolio companies may enter into an employer health program arrangement or similar arrangements with Equity Healthcare, a Blackstone affiliate that negotiates with providers of standard administrative services and insurance carriers for health benefit plans and other related services for cost discounts, quality of service monitoring, data services and clinical consulting. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms from providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis. The payments made to Blackstone in connection with Equity Healthcare, group purchasing, insurance and benefits management will not reduce the management fee payable to the Adviser.
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
Advisers and service providers, or their affiliates, often charge different rates, including below-market or no fee, or have different arrangements for different types of services. With respect to service providers, for example, the fee for a given type of work may vary depending on the complexity of the matter as well as the expertise required and demands placed on the service provider. Therefore, to the extent the types of services used by the Company and/or portfolio companies differ from those used by the Firm and its affiliates (including personnel), Blackstone Credit and/or Blackstone or their respective affiliates (including personnel) may pay different amounts or rates than those paid by the Company and/or portfolio companies. However, Blackstone Credit and its affiliates have a longstanding practice of not entering into any arrangements with advisers or service providers that could provide for lower rates or discounts than those available to the Company, Other Clients and/or portfolio companies for the same services. Furthermore, advisers and service providers may provide services exclusively to the Firm and its affiliates, including the Company, Other Clients and their portfolio companies, although such advisers and service providers would not be considered employees of Blackstone or Blackstone Credit. Similarly, Blackstone, Blackstone Credit, each of their respective affiliates, the Company, the Other Clients and/or their portfolio companies, may enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with the Firm) from time to time whereby such counterparty may charge lower rates (or no fee) and/or provide discounts or rebates for such counterparty’s products and/or services depending on certain factors, including volume of transactions entered into with such counterparty by the Firm, its affiliates, the Company, the Other Clients and their portfolio companies in the aggregate.
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
Additionally, the Firm or an affiliate thereof will from time to time hold equity or other investments in companies or businesses that provide services to or otherwise contract with portfolio companies. Blackstone and Blackstone Credit have in the past entered (and can be expected in the future to enter) into relationships with companies in the information technology, corporate services and related industries whereby Blackstone acquires an equity or similar interest in such company. In connection with such relationships, Blackstone and/or Blackstone Credit may also make referrals and/or introductions to portfolio companies (which may result in financial incentives (including additional equity ownership) and/or milestones benefitting Blackstone and/or Blackstone Credit that are tied or related to participation by portfolio companies). Such joint venture or business could use data obtained from portfolio companies of the Company and/or portfolio companies of Other Clients. (See “—Data.”) These arrangements may be entered into without the consent or direct involvement of the Company. The Company and the shareholders will not share in any fees or economics accruing to Blackstone and/or Blackstone Credit as a result of these relationships and/or participation by portfolio companies.
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

Cross-Guarantees and Cross-Collateralization. While Blackstone Credit generally seeks to use reasonable efforts to avoid cross-guarantees and other similar arrangements, a counterparty, lender or other participant in any transaction to be pursued by the Company (other than alternative investment vehicles) and/or the Other Clients may require or prefer facing only one fund entity or group of entities, which may result in any of the Company, such Other Clients, the portfolio companies, such Other Clients’ portfolio companies and/or other vehicles being jointly and severally liable for such applicable obligation (subject to any limitations set forth in the applicable partnership agreements or other governing documents thereof), which in each case may result in the Company, such Other Clients, such portfolio companies, and/or vehicles entering into a back-to-back or other similar reimbursement agreement, subject to applicable law. In such situation, better financing terms may be available through a cross-collateralized arrangement, but it is not expected that any of the Company or such Other Clients or vehicles would be compensated (or provide compensation to the other) for being primarily liable vis-à-vis such third party counterparty. Also, it is expected that cross-collateralization will generally occur at portfolio companies rather than the

Company for obligations that are not recourse to the Company except in limited circumstances such as “bad boy” events. Any cross-collateralization arrangements with Other Clients could result in the Company losing its interests in otherwise performing investments due to poorly performing or non-performing investments of Other Clients in the collateral pool.

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

Group Procurement; Discounts. The Company (subject to applicable law) and certain portfolio companies will enter into agreements regarding group procurement (such as CoreTrust, an independent group purchasing organization), benefits management, purchase of title and/or other insurance policies (which may include brokerage and/or placement thereof, and will from time to time be pooled across portfolio companies and discounted due to scale, including through sharing of deductibles and other forms of shared risk retention) from a third party or an affiliate of Blackstone Credit and/or Blackstone, and other operational, administrative or management related initiatives. The Firm will allocate the cost of these various services and products purchased on a group basis among the Company, Other Clients and their portfolio companies. Some of these arrangements result in commissions, discounts, rebates or similar payments to Blackstone Credit and/or Blackstone or their affiliates (including personnel), or Other Clients and their portfolio companies, including as a result of transactions entered into by the Company and its portfolio companies and/or related to a portion of the savings achieved by the portfolio companies. Such commissions or payment will not reduce the management fee. The Firm may also receive consulting or other fees from the parties to these group procurement arrangements. To the extent that a portfolio company of an Other Client is providing such a service, such portfolio company and such Other Client will benefit. Further, the benefits received by a particular portfolio company providing the service may be greater than those received by the Company and its portfolio companies receiving the service. Conflicts exist in the allocation of the costs and benefits of these arrangements, and shareholders rely on the Adviser to handle them in its sole discretion.

Diverse Shareholder Group. The Company’s shareholders are expected to be based in a wide variety of jurisdictions and take a wide variety of forms. The shareholders may have conflicting investment, tax and other interests with respect to their investments in the Company and with respect to the interests of investors in other investment vehicles managed or advised by the Adviser and Blackstone Credit that may participate in the same investments as the Company. The conflicting interests of individual shareholders with respect to other shareholders and relative to investors in other investment vehicles would generally relate to or arise from, among other things, the nature of investments made by the Company and such other partnerships, the structuring or the acquisition of investments and the timing of disposition of investments. As a consequence, conflicts of interest may arise in connection with the decisions made by the Adviser or Blackstone Credit, including with respect to the nature or structuring of investments that may be more beneficial for one investor than for another investor, especially with respect to investors’ individual tax situations. In addition, the Company may make investments that may have a negative impact on related investments made by the shareholders in separate transactions. In selecting and structuring investments appropriate for the Company, the Adviser or Blackstone Credit will consider the investment and tax objectives of the Company and the shareholders (and those of investors in other investment vehicles managed or advised by the Adviser or Blackstone Credit) as a whole, not the investment, tax or other objectives of any Shareholder individually.

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
Insurance. The Adviser will cause the Company to purchase, and/or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) for insurance to insure the Company and the Board of Trustees against liability in connection with the activities of the Company. This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella,” group or other insurance policies maintained by the Firm that cover the Company and one or more of the Other Clients, the Adviser, Blackstone Credit and/or Blackstone (including their respective directors, officers, employees, agents, representatives, independent client representative (if any) and other indemnified parties). The Adviser will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella,” group or other insurance policies among the Company, one or more Other Clients, the Adviser, Blackstone Credit and/or Blackstone on a fair and reasonable basis, subject to approval by the Board of Trustees.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We do not own any real estate or other physical properties materially important to our operation. Our corporate headquarters are located at 345 Park Avenue, 31st floor, New York, New York 10154 and are provided by the Administrator in accordance with the terms of our Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
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
Our shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (i) our Adviser consents to such transfer and (ii) the shares are registered under applicable securities laws or specifically exempted from registration (in which case the shareholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the shares until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on our shares and to execute such other instruments or certifications as we may reasonably require.
Holders
As of February 26, 2021, there were 11,630 holders of record of our shares.
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
The following table summarizes our distributions declared and payable for the year ended December 31, 2020 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
January 29, 2020	January 29, 2020	May 15, 2020	$0.1593	$10,241
February 26, 2020	March 31, 2020	May 15, 2020	0.3407	27,688
April 7, 2020	April 7, 2020	August 14, 2020	0.0385	3,129
June 29, 2020	June 30, 2020	August 14, 2020	0.4615	44,454
July 14, 2020	July 14, 2020	November 13, 2020	0.0761	7,330
July 27, 2020	July 27, 2020	November 13, 2020	0.0707	7,185
August 26, 2020	September 30, 2020	November 13, 2020	0.3532	36,021
November 5, 2020	November 5, 2020	January 29, 2021	0.1957	19,958
December 14, 2020	December 14, 2020	January 29, 2021	0.2120	22,654
December 14, 2020	December 14, 2020	January 29, 2021	0.3000	32,057	(1)
December 14, 2020	December 31, 2020	January 29, 2021	0.0923	11,968
Total distributions			$2.3000	$222,685
(1) Represents a special distribution
Pursuant to our dividend reinvestment plan, the following table summarizes the amounts received and shares issued to shareholders who have not opted out of our dividend reinvestment plan during the year ended December 31, 2020 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 30, 2020	$2,882	112,302
May 15, 2020	4,244	194,694
August 14, 2020	5,437	229,591
November 13, 2020	6,182	248,194
Total	$18,745	784,781
All of the dividends declared during the year ended December 31, 2020 were derived from ordinary income, determined on a tax basis.
Recent Sales of Unregistered Securities and Use of Proceeds
Except as previously reported by the Company on its current reports on Form 8-K, we did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.
Item 6. Reserved.

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890, Management's Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information.

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

Portfolio and Investment Activity
For the year ended December 31, 2020, we acquired $4,912.8 million aggregate principal amount of investments (including $580.2 million of unfunded commitments), $4,729.6 million of which was first lien debt, $35.4 million of which was second lien debt, $129.9 million of which was unsecured debt and $17.9 million of which was equity.
For the year ended December 31, 2019, we acquired $3,298.8 million aggregate principal amount of investments (including $173.0 million of unfunded commitments), $3,243.2 million of which was first lien debt, $42.1 million of which was second lien debt and $13.5 million of which was equity.
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
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	For the Year Ended December 31,
	2020	2019	2018
Investments:
Total investments, beginning of period	$3,067,767	$548,753	$—
New investments purchased	4,536,541	3,078,070	549,058
Net accretion of discount on investments	50,058	9,812	127
Net realized gain (loss) on investments	(4,378)	3,962	—
Investments sold or repaid	(2,074,506)	(572,830)	(432)
Total investments, end of period	$5,575,482	$3,067,767	$548,753
Amount of investments funded at principal:
First lien debt investments	$4,436,388	$3,104,807	$555,449
Second lien debt investments	35,352	42,083	6,381
Unsecured debt	129,933	—	—
Equity	17,852	13,487	—
Total	$4,619,525	$3,160,377	$561,830
Proceeds from investments sold or repaid:
First lien debt investments	$(1,923,689)	$(558,149)	$(432)
Second lien debt investments	(18,473)	(14,681)	—
Unsecured debt	(131,629)	—	—
Equity	(715)	—	—
Total	$(2,074,506)	$(572,830)	$(432)
Number of portfolio companies	81	56	61
Weighted average yield on debt and income producing investments, at amortized cost(1)(2)	7.70%	8.64%	8.70%
Weighted average yield on debt and income producing investments, at fair value(1)(2)	7.68%	8.57%	8.76%
Percentage of debt investments bearing a floating rate	100%	100%	100%
Percentage of debt investments bearing a fixed rate	—%	—%	—%
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
(2)As of December 31, 2020, 2019 and 2018, the weighted average total portfolio yield at cost was 7.65%, 8.60% and 8.70%, respectively. The weighted average total portfolio yield at fair value was 7.64%, 8.53% and 8.76%, respectively.
Our investments consisted of the following (dollar amounts in thousands):

	December 31, 2020			December 31, 2019
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$5,493,561	$5,502,899	98.51%	$3,021,498	$3,046,101	98.50%
Second lien debt	48,979	50,199	0.90	32,782	32,419	1.05
Equity	32,942	32,844	0.59	13,487	13,920	0.45
Total	$5,575,482	$5,585,942	100.00%	$3,067,767	$3,092,440	100.00%

As of December 31, 2020 and December 31, 2019, no loans in the portfolio were on non-accrual status.

Results of Operations
The following table represents our operating results (dollar amounts in thousands):

	For The Year Ended December 31,
	2020	2019	2018
Total investment income	$389,641	$148,048	$3,174
Net expenses	149,543	73,729	1,835
Net investment income before excise tax	240,098	74,319	1,339
Excise tax expense	517	465	52
Net investment income after excise tax	239,581	73,854	1,287
Net unrealized appreciation (depreciation)	(16,582)	28,329	(3,650)
Net realized gain (loss)	(4,361)	4,023	(581)
Net increase (decrease) in net assets resulting from operations	$218,638	$106,206	$(2,944)
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	For The Year Ended December 31,
	2020	2019	2018
Interest income	$381,797	$146,380	$3,174
Payment-in-kind interest income	7,119	988	—
Fee income	725	680	—
Total investment income	$389,641	$148,048	$3,174
Total investment income increased to $389.6 million for the year ended December 31, 2020 from $148.0 million in the prior year primarily driven by our deployment of capital and the increased balance of our investments, higher level of prepayment related income, partially offset by lower weighted average yield on our investments. The size of our investment portfolio at fair value increased to $5,585.9 million at December 31, 2020 from $3,092.4 million at December 31, 2019. Additionally, for the year ended December 31, 2020, we accrued $48.9 million of non-recurring income (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts and ticking fees) as compared to $3.7 million in the prior year.
Total investment income increased to $148.0 million for the year ended December 31, 2019 from $3.2 million in the prior year primarily driven by our deployment of capital, increased balance of our investments and a full year of operations as compared to the partial period in the prior year. The size of our investment portfolio at fair value increased to $3,092.4 million at December 31, 2019 from $545.3 million at December 31, 2018. Additionally, for the year ended December 31, 2019, we accrued $3.7 million of non-recurring income (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts and ticking fees) as compared to $0.0 million in the prior year.
The COVID-19 pandemic could cause operational and/or liquidity issues at our portfolio companies which could restrict their ability to make cash interest payments. Additionally, we may experience full or partial losses on our investments which may ultimately reduce our investment income in future periods.
Expenses
Expenses were as follows (dollar amounts in thousands):

	For The Year Ended December 31,
	2020	2019	2018
Interest expense	$65,949	$35,431	$1,351
Management fees	32,874	12,635	309
Income based incentive fee	41,983	13,818	—
Capital gains incentive fee	(3,141)	4,218	—
Professional fees	1,999	1,338	212
Board of Trustees' fees	467	430	177
Administrative service fees	2,271	1,506	362
Other general and administrative	4,166	3,033	333
Organization costs	—	—	670
Amortization of offering costs	1,509	1,090	117
Excise tax expense	517	465	52
Total expenses (including excise tax expense)	148,594	73,964	3,583
Expense support	—	(570)	(1,696)
Recoupment of expense support	1,466	800	—
Net expenses (including excise tax expense)	$150,060	$74,194	$1,887
Interest Expense

Total interest expense (including unused fees and other debt financing expenses), increased to $65.9 million for the year ended December 31, 2020 from $35.4 million in the prior year primarily driven by increased borrowings under our credit facilities and our unsecured bond issuances. The average principal debt outstanding increased to $1,902.7 million for the year ended December 31, 2020 from $776.6 million in the prior year, partially offset by a decrease in our weighted average interest rate to 3.26% for the year ended December 31, 2020 from 4.36% in the prior year.

Total interest expense (including unused fees and other debt financing expenses), increased to $35.4 million for the year ended December 31, 2019 from $1.4 million in the prior year primarily driven by increased borrowings under our credit facilities related to increased deployment of capital for investments and a full year of operations as compared to a partial period in the prior year. The average principal debt outstanding increased to $776.6 million for the year ended December 31, 2019 from $162.0 million in the prior year, partially offset by a decrease in our weighted average interest rate to 4.36% for the year ended December 31, 2019 from 5.42% in the prior year.
Management Fees
Management fees increased to $32.9 million for the year ended December 31, 2020 from $12.6 million in the prior year primarily due to an increase in gross assets. Our total gross assets increased to $5,950.9 million at December 31, 2020 from $3,190.1 million at December 31, 2019.
Management fees increased to $12.6 million for the year ended December 31, 2019 from $0.3 million in the prior year primarily due to an increase in gross assets. Our total gross assets increased to $3,190.1 million at December 31, 2019 from $574.7 million at December 31, 2018.
Income Based Incentive Fees

Income based incentive fees increased to $42.0 million for the year ended December 31, 2020 from $13.8 million in the prior year primarily due to our deployment of capital. Pre-incentive fee net investment income increased to $279.9 million for the year ended December 31, 2020 from $92.1 million in the prior year.
Income based incentive fees increased to $13.8 million for the year ended December 31, 2019 from $0.0 million in the prior year primarily due to our deployment of capital and a full year of operations as compared to a partial period in the prior year which resulted in higher pre-incentive fee income returns.
Capital Gains Based Incentive Fees
We accrued capital gains incentive fees of $(3.1) million for the year ended December 31, 2020 compared to $4.2 million for the prior year. The reversal of previously accrued incentive fees was attributable to net realized and unrealized losses in the current year. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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
Total other expenses increased to $10.9 million for the year ended December 31, 2020 from $7.9 million in the prior year primarily driven by an increase in certain general and administrative expenses and administrative service expense in the prior year. The increase in costs was attributable to servicing a growing investment portfolio.
Total other expenses increased to $7.9 million for the year ended December 31, 2019 from $1.9 million in the prior year primarily driven by an increase in costs associated with servicing a growing investment portfolio and a full year of operations compared to a partial period in the prior year.
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
For the years ended December 31, 2020, 2019 and 2018, we incurred $0.5 million, $0.5 million and $0.1 million, respectively, of U.S. federal excise tax.
Net Unrealized Gain (Loss)
Net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	For The Year Ended December 31,
	2020	2019	2018
Net unrealized gain (loss) on investments	$(16,593)	$28,173	$(3,428)
Net unrealized gain (loss) on forward purchase obligation	—	222	(222)
Net unrealized gain (loss) on translation of assets and liabilities in foreign currencies	11	(66)	—
Net unrealized gain (loss) on investments	$(16,582)	$28,329	$(3,650)

For the year ended December 31, 2020, the net unrealized loss was primarily driven by a decrease in fair value of our debt investments as compared to December 31, 2019. The fair value of our debt investments as a percentage of principal decreased by 0.6% as compared to a 1.2% increase in fair value of our debt investments in the prior year. The unrealized loss was partially driven by the impacts of COVID-19, with global credit market volatility peaking in March 2020 and substantially recovering through year end. To the extent that the credit risk of our portfolio companies increases as a result of financial impacts due to COVID-19, we may incur additional unrealized losses in the future.

For the year ended December 31, 2019, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as compared to December 31, 2018. The fair value of our debt investments as a percentage of principal increased by 1.2% for the year ended December 31, 2019.

Net Realized Gain (Loss)

The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	For The Year Ended December 31,
	2020	2019	2018
Net realized gain (loss) on investments	$(4,378)	$3,962	$—
Net realized gain (loss) on foreign currency transactions	17	61	—
Net realized gain (loss) on derivative	—	—	(581)
Net realized gain (loss) on investments	$(4,361)	$4,023	$(581)

For the year ended December 31, 2020, we generated realized gains of $20.9 million, where were more than offset by realized losses of $25.3 million, primarily from full or partial sales of quoted loans, including a $20.5 million loss relating to Travelport Finance S.A.R.L.

For the year ended December 31, 2019, we generated realized gains of $4.8 million, partially offset by realized losses of $0.9 million, primarily from full or partial sales of quoted loans.

For the year ended December 31, 2018, we generated realized losses of $0.6 million relating to our acquisition of the Syndicated Warehouse.

The COVID-19 pandemic may cause us to experience full or partial losses on our investments upon the exit or restructuring of our investments.

Financial Condition, Liquidity and Capital Resources
We generate cash from the net proceeds from the drawdown of Capital Commitments, issuances of unsecured debt, proceeds from net borrowings on our credit facilities and income earned on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating loans and purchasing senior secured debt investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings and (iv) cash distributions to the holders of our shares.
As of December 31, 2020 and December 31, 2019, we had four and four revolving credit facilities outstanding, respectively. During the year ended December 31, 2020, we also issued two unsecured bonds totaling $1.2 billion in aggregate principal amount. Refer to “—Borrowings” below. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2020 and December 31, 2019, we had an aggregate amount of $2,514.6 million and $1,454.2 million of senior securities outstanding and our asset coverage ratio was 230.0% and 215.1%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and cash equivalents as of December 31, 2020, taken together with our $1,055.4 million of available capacity under our credit facilities (subject to borrowing base availability) and our $713.3 million of uncalled Capital Commitments is expected to be sufficient for our investing activities and to conduct our operations in the near term. Although we were able to issue unsecured debt during the year ended December 31, 2020, a continued disruption in the financial markets caused by the COVID-19 outbreak could restricted our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing will likely not be on as favorable terms as we could have obtained prior to the outbreak of the pandemic. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of December 31, 2020, we had $218.0 million in cash and cash equivalents. During the year ended December 31, 2020, cash used in operating activities was $2,320.2 million, primarily as a result of funding portfolio investments of $4,485.2 million, partially offset by proceeds from sale of investments of $2,030.8 million. Cash provided by financing activities was $2,472.7 million during the period, which was primarily the result of proceeds from the issuance of shares of $1,582.5 million and net borrowings on our credit facilities and our unsecured debt issuances of $1,044.6 million, partially offset by dividends paid in cash of $145.1 million.
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
Equity
The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2020 (dollar amounts in millions, except share amounts):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
January 30, 2020	16,864,983	$440.9
April 8, 2020	14,864,518	324.0
July 15, 2020	5,304,125	125.6
July 28, 2020	123,229	2.9
November 6, 2020	4,627,528	115.4
December 15, 2020 (1)	22,802,680	571.2
Total	64,587,063	$1,580.0
(1)On December 1, 2020, the Company issued a capital call and delivered capital drawdown notices totaling $571.2 million, of which $3.4 million was received subsequent to December 31, 2020 and recorded as a subscription receivable on the Consolidated Statements of Assets and Liabilities.
The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2019 (dollar amounts in millions, except share amounts):

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
The following table summarizes the total shares issued and proceeds received related to our initial capitalization and capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2018 (dollar amounts in millions, except share amounts):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
September 14, 2018	60	$—
November 20, 2018	5,671,181	141.8
December 13, 2018	3,950,078	97.5
Total	9,621,319	$239.3
Distributions and Dividend Reinvestment
The following table summarizes our distributions declared and payable for the year ended December 31, 2020 (dollar amounts in thousands, unless otherwise noted):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
January 29, 2020	January 29, 2020	May 15, 2020	$0.1593	$10,241
February 26, 2020	March 31, 2020	May 15, 2020	0.3407	27,688
April 7, 2020	April 7, 2020	August 14, 2020	0.0385	3,129
June 29, 2020	June 30, 2020	August 14, 2020	0.4615	44,454
July 14, 2020	July 14, 2020	November 13, 2020	0.0761	7,330
July 27, 2020	July 27, 2020	November 13, 2020	0.0707	7,185
August 26, 2020	September 30, 2020	November 13, 2020	0.3532	36,021
November 5, 2020	November 5, 2020	January 29, 2021	0.1957	19,958
December 14, 2020	December 14, 2020	January 29, 2021	0.2120	22,654
December 14, 2020	December 14, 2020	January 29, 2021	0.3000	32,057	(1)
December 14, 2020	December 31, 2020	January 29, 2021	0.0923	11,968
Total distributions			$2.3000	$222,685
(1)Represents a special distribution.
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

For the years ended December 31, 2020 and 2019, the percentage of total dividends paid that constituted interest-related dividends, was 77.9% and 100.0%, respectively.

For the years ended December 31, 2020 and 2019, the percentage of total dividends paid that constituted qualified short-term capital gain dividends, was 17.0% and 0.0%, respectively. Qualified short-term capital gain dividends are exempt from U.S. withholding tax applicable to non-U.S. shareholders.

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
The following table summarizes the amounts received and shares issued to shareholders who have not opted out of our dividend reinvestment plan during the year ended December 31, 2020 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 30, 2020	$2,882	112,302
May 15, 2020	4,244	194,694
August 14, 2020	5,437	229,591
November 13, 2020	6,182	248,194
Total	$18,745	784,781
The following table summarize the amounts received and shares issued to shareholders who have not opted out of our dividend reinvestment plan during the year ended December 31, 2019 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
May 15, 2019	$519	20,605
August 14, 2019	1,748	68,165
November 14, 2019	2,051	79,894
Total	$4,318	168,664
During the year ended December 31, 2018, we did not declare or pay any distributions.
Borrowings
Our outstanding debt obligations were as follows (dollar amounts in thousands):

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility (3)	$400,000	$362,316	$362,316	$37,684	$37,684
Breckenridge Funding Facility	825,000	569,000	569,000	256,000	256,000
Big Sky Funding Facility	400,000	200,346	200,346	199,654	117,599
Revolving Credit Facility (4)	745,000	182,901	182,901	562,099	562,099
2023 Notes (5)	400,000	400,000	394,549	—	—
2026 Notes (5)	800,000	800,000	791,281	—	—
Total	$3,570,000	$2,514,563	$2,500,393	$1,055,437	$973,382

	December 31, 2019
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$400,000	$119,752	$119,752	$280,248	$280,248
Jackson Hole Funding Facility (3)	600,000	514,151	514,151	85,849	5,843
Breckenridge Funding Facility	875,000	820,311	820,311	54,689	10,769
Big Sky Funding Facility	400,000	—	—	400,000	25,481
Total	$2,275,000	$1,454,214	$1,454,214	$820,786	$322,341
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2020, the Company had borrowings denominated in Euros (EUR) of 23.5 million. As of December 31, 2019, the Company had borrowings denominated in Euros (EUR) of 23.9 million.
(4)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2020, the Company had borrowings denominated in Canadian Dollars (CAD) of 138.1 million.
(5)The carrying value of the Company's 2023 Notes and 2026 Notes is presented net of unamortized debt issuance costs of $5.5 million and $8.7 million, respectively, as of December 31, 2020.
For additional information on our debt obligations see "Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6. Borrowings.”

Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2020 and December 31, 2019, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $432.3 million and $179.4 million, respectively.
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
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2020 and December 31, 2019, management is not aware of any pending or threatened litigation.
Contractual Obligations
Our contractual obligations consisted of the following as of December 31, 2020 (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Jackson Hole Funding Facility	$362,316	$—	$362,316	$—	$—
Breckenridge Funding Facility	569,000	—	569,000	—	—
Big Sky Funding Facility	200,346	—	200,346	—	—
Revolving Credit Facility	182,901	—	—	182,901	—
2023 Notes	400,000	—	400,000	—	—
2026 Notes	800,000	—	—	—	800,000
Total Contractual Obligations	$2,514,563	$—	$1,531,662	$182,901	$800,000

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
COVID-19 Update

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

The outbreak of COVID-19 has had and may continue to have a material adverse impact on our financial condition, liquidity, results of operations and NAV, among other factors. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, the availability of effective vaccines and uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.
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
As of December 31, 2020, 100% of our debt investments based on fair value in our portfolio were at floating rates. Based on our consolidated balance sheet as of December 31, 2020, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$130,628	$(39,437)	$91,191
Up 200 basis points	73,815	(26,291)	47,524
Up 100 basis points	17,813	(13,146)	4,667
Down 100 basis points	(1,730)	3,336	1,606
Down 200 basis points	(1,730)	3,336	1,606

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Trustees of Blackstone Secured Lending Fund:
Opinion on the Consolidated Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of Blackstone Secured Lending Fund and its subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, cash flows, changes in net assets, and the financial highlights for the years ended December 31, 2020 and 2019 and the period from November 20, 2018 (commencement of operations) to December 31, 2018, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in net assets, cash flows, and the financial highlights for the years ended December 31, 2020 and 2019 and the period from November 20, 2018 (commencement of operations) to December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value — Investments — Refer to Footnote 2 and 5 in the financial statements
Critical Audit Matter Description
As described in Note 5 to the consolidated financial statements, the Company’s level 3 investments carried at fair value were $4,785,325 thousand as of December 31, 2020, which includes debt investments of $4,261,272 thousand for which the fair values were determined by Blackstone Credit BDC Advisors (the “Adviser”) using a yield analysis. The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. We identified the valuation of level 3 debt investments utilizing yield analyses as a critical audit matter given the significant judgments made by the Adviser to estimate the fair value. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists who possess significant valuation experience, to evaluate the appropriateness of the valuation techniques and the significant unobservable input.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the unobservable inputs and assumptions used to estimate the fair value of investments included the following, among others:
•We evaluated the appropriateness of the valuation methodologies used by the Adviser.
•We evaluated the appropriateness of the estimates and assumptions in the yield analyses through independent analysis and evidence, including the selected yields for debt investments.
•With the assistance of our internal fair value specialists, we evaluated the valuation methodologies and related significant assumptions.
•We evaluated the impact of current market events and conditions on the valuation methodology and inputs used by the Adviser.
/s/ DELOITTE & TOUCHE LLP
New York, New York
March 3, 2021
We have served as the Company’s auditor since 2018.

Blackstone Secured Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Investments at fair value
Non controlled/non affiliated investments (cost of $5,575,482 and $3,067,767 at December 31, 2020 and December 31, 2019, respectively)	$5,585,942	$3,092,440
Cash and cash equivalents	217,993	65,495
Interest receivable from non controlled/non affiliated investments	21,456	16,990
Deferred financing costs	6,933	5,172
Deferred offering costs	—	760
Receivable for investments sold	114,537	2,726
Subscription receivable	3,427	5,942
Other assets	578	582
Total assets	$5,950,866	$3,190,107
LIABILITIES
Debt (net of unamortized debt issuance costs of $14,170 and $0 at December 31, 2020 and December 31, 2019, respectively)	$2,500,393	$1,454,214
Payable for investments purchased	48,582	10,086
Due to affiliates	5,546	2,007
Management fees payable	10,277	5,045
Income based incentive fee payable	15,262	6,345
Capital gains incentive fee payable	1,077	4,218
Interest payable	14,715	5,496
Distribution payable (Note 8)	86,638	27,827
Accrued expenses and other liabilities	567	1,752
Total liabilities	2,683,057	1,516,990
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, $0.001 par value (unlimited shares authorized; 129,661,586 and 64,289,742 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively)	130	64
Additional paid in capital	3,232,562	1,635,915
Distributable earnings (loss)	35,117	37,138
Total net assets	3,267,809	1,673,117
Total liabilities and net assets	$5,950,866	$3,190,107
NET ASSET VALUE PER SHARE	$25.20	$26.02
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2020	2019	2018
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$381,797	$146,380	$3,174
Payment-in-kind interest income	7,119	988	—
Fee income	725	680	—
Total investment income	389,641	148,048	3,174
Expenses:
Interest expense	65,949	35,431	1,351
Management fees	32,874	12,635	309
Income based incentive fee	41,983	13,818	—
Capital gains incentive fee	(3,141)	4,218	—
Professional fees	1,999	1,338	212
Board of Trustees' fees	467	430	177
Administrative service expenses (Note 3)	2,271	1,506	362
Other general and administrative	4,166	3,033	333
Organization costs	—	—	670
Amortization of offering costs	1,509	1,090	117
Total expenses	148,077	73,499	3,531
Expense support (Note 3)	—	(570)	(1,696)
Recoupment of expense support (Note 3)	1,466	800	—
Net expenses	149,543	73,729	1,835
Net investment income before excise tax	240,098	74,319	1,339
Excise tax expense	517	465	52
Net investment income after excise tax	239,581	73,854	1,287
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(16,593)	28,173	(3,428)
Forward purchase obligation (Note 7)	—	222	(222)
Translation of assets and liabilities in foreign currencies	11	(66)	—
Net unrealized appreciation (depreciation)	(16,582)	28,329	(3,650)
Realized gain (loss):
Non-controlled/non-affiliated investments	(4,378)	3,962	—
Foreign currency transactions	17	61	—
Derivative (Note 5)	—	—	(581)
Net realized gain (loss)	(4,361)	4,023	(581)
Net realized and unrealized gain (loss)	(20,943)	32,352	(4,231)
Net increase (decrease) in net assets resulting from operations	$218,638	$106,206	$(2,944)
Net investment income per share (basic and diluted)	$2.51	$2.18	$0.17
Earnings (loss) per share (basic and diluted)	$2.29	$3.14	$(0.39)
Weighted average shares outstanding (basic and diluted)	95,333,867	33,858,642	7,458,181
Distributions declared per share	$2.30	$2.00	$—
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, November 20, 2018 (commencement of operations)	$—	$—	$—	$—
Issuance of common shares	10	239,299	—	239,309
Net investment income	—	—	1,287	1,287
Net realized gain (loss) on investments	—	—	(581)	(581)
Net change in unrealized appreciation (depreciation) on investments	—	—	(3,650)	(3,650)
Tax reclassification of shareholders’ equity in accordance with US GAAP	—	(52)	52	—
Balance, December 31, 2018	10	239,247	(2,892)	236,365
Issuance of common shares	54	1,393,685	—	1,393,739
Reinvestment of dividends	—	4,318	—	4,318
Net investment income	—	—	73,854	73,854
Net realized gain (loss) on investments	—	—	4,023	4,023
Net change in unrealized appreciation (depreciation) on investments	—	—	28,329	28,329
Dividends declared from net investment income	—	—	(67,511)	(67,511)
Tax reclassification of shareholders' equity in accordance with US GAAP	—	(1,335)	1,335	—
Balance, December 31, 2019	64	1,635,915	37,138	1,673,117
Issuance of common shares	65	1,579,929	—	1,579,994
Reinvestment of dividends	1	18,744	—	18,745
Net investment income	—	—	239,581	239,581
Net realized gain (loss) on investments	—	—	(4,361)	(4,361)
Net change in unrealized appreciation (depreciation) on investments	—	—	(16,582)	(16,582)
Dividends declared from net investment income	—	—	(222,685)	(222,685)
Tax reclassification of shareholders' equity in accordance with US GAAP	—	(2,026)	2,026	—
Balance, December 31, 2020	$130	$3,232,562	$35,117	$3,267,809

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$218,638	$106,206	$(2,944)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	16,593	(28,173)	3,428
Net unrealized (appreciation) depreciation on forward purchase obligation	—	(222)	222
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(11)	66	—
Net realized (gain) loss on investments	4,378	(3,962)	581
Net accretion of discount and amortization of premium	(50,058)	(9,812)	(127)
Payment-in-kind interest capitalized	(7,635)	(803)	—
Amortization of deferred financing costs	3,811	1,565	327
Amortization of debt financing and debt issuance costs	1,327	—	—
Amortization of offering costs	1,509	1,090	117
Payment in connection with settlement of derivative, net of cash received	—	—	(24,015)
Purchases of investments	(4,485,214)	(3,077,267)	(428,071)
Proceeds from sale of investments and principal repayments	2,030,814	572,830	432
Changes in operating assets and liabilities:
Interest receivable	(4,466)	(14,778)	(1,608)
Receivable for investments	(111,811)	15,020	11,994
Other assets	4	(211)	(371)
Payable for investments purchased	38,496	(139,427)	86,754
Management fee payable	5,232	4,736	309
Income based incentive fee payable	8,917	6,345	—
Capital gains incentive fee payable	(3,141)	4,218	—
Due to affiliates	3,450	(349)	1,761
Interest payable	9,219	4,578	779
Accrued expenses and other liabilities	(217)	65	655
Net cash provided by (used in) operating activities	(2,320,165)	(2,558,285)	(349,777)
Cash flows from financing activities:
Borrowings on debt	2,992,142	2,259,973	238,650
Repayments on debt	(1,947,550)	(990,754)	(118,650)
Deferred financing costs paid	(6,540)	(3,435)	(2,597)
Debt issuance costs paid	(2,027)	—	—
Deferred offering costs paid	(749)	(663)	(707)
Proceeds from issuance of common shares	1,582,509	1,387,797	239,309
Dividends paid in cash	(145,122)	(35,366)	—
Net cash provided by (used in) financing activities	2,472,663	2,617,552	356,005
Net increase (decrease) in cash and cash equivalents	152,498	59,267	6,228
Cash and cash equivalents, beginning of period	65,495	6,228	—
Cash and cash equivalents, end of period	$217,993	$65,495	$6,228

	For the Year Ended December 31,
	2020	2019	2018
Supplemental information and non-cash activities:
Interest paid during the period	$51,918	$28,946	$105
Distribution payable	$86,638	$27,827	$—
Subscription receivable	$3,427	$5,942	$—
Reinvestment of distributions during the period	$18,744	$4,318	$—
Accrued but unpaid debt financing and debt issuance costs	$878	$1,032	$—
Accrued but unpaid offering costs	$—	$596	$—
Non-cash purchases of investments	$(43,692)	$—	$—
Non-cash sales of investments	$43,692	$—	$—
Excise taxes paid	$570	$52	$—
Investments received in purchase of Syndicated Warehouse (Note 7)	$—	$—	$120,988
Debt assumed in purchase of Syndicated Warehouse (Note 7)	$—	$—	$(65,000)
Other net operating assets and liabilities assumed in purchase of Syndicated Warehouse (Note 7)	$—	$—	$(31,635)
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2020 (in thousands)
Investments—non-controlled/non-affiliated (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
Corfin Holdings, Inc. (4)(9)	L + 6.00%	7.00%	2/5/2026	$203,463	$200,008	$202,954	6.21%
MAG DS Corp (9)	L + 5.50%	6.50%	4/1/2027	87,607	79,610	83,884	2.57
TCFI AEVEX, LLC (4)(7)(9)	L + 6.00%	7.00%	3/18/2026	102,020	100,089	100,868	3.09
					379,707	387,706	11.87
Air Freight & Logistics
Livingston International Inc. (4)(6)(9)	L + 5.75%	6.75%	4/30/2026	122,138	118,447	121,527	3.72
Mode Purchaser, Inc. (4)(9)	L + 6.25%	7.25%	12/9/2026	176,988	173,986	171,235	5.24
Omni Intermediate Holdings, LLC (4)(5)(7)(9)	L + 5.00%	6.00%	12/30/2026	5,000	4,875	4,875	0.15
Omni Intermediate Holdings, LLC - Revolving Term Loan (4)(5)(7)(9)	L + 5.00%	6.00%	12/30/2025	42	28	28	—
R1 Holdings, LLC (4)(7)(9)	L + 6.00%	7.06%	1/2/2026	57,669	56,856	57,093	1.75
					354,192	354,758	10.86
Building Products
Jacuzzi Brands, LLC (4)(9)	L + 6.50%	7.50%	2/25/2025	99,228	97,922	95,755	2.93
Latham Pool Products, Inc. (8)	L + 6.00%	6.15%	6/18/2025	49,193	47,888	49,117	1.50
Lindstrom, LLC (4)(9)	L + 6.25%	7.25%	4/7/2025	129,650	127,891	127,057	3.89
The Wolf Organization, LLC (4)(9)	L + 6.50%	7.50%	9/3/2026	95,750	94,204	96,707	2.96
Windows Acquisition Holdings, Inc. (4)(5)(9)	L + 6.50%	7.50%	12/29/2026	62,996	61,737	61,736	1.89
Windows Acquisition Holdings, Inc. - Revolving Term Loan (4)(5)(7)(9)	L + 6.50%	7.50%	12/29/2025	4,620	4,620	4,620	0.14
					434,262	434,992	13.31
Capital Markets
Advisor Group Holdings, Inc. (8)	L + 5.00%	5.15%	7/31/2026	6,430	5,981	6,390	0.20
Chemicals
DCG Acquisition Corp. (4)(7)(9)	L + 7.50%	8.50%	9/30/2026	39,800	38,886	39,402	1.21
LSF11 Skyscraper US Bidco 2, LLC (4)(6)(9)	L + 5.50%	6.50%	9/29/2027	106,878	101,786	106,344	3.25
LSF11 Skyscraper Holdco S.à r.l, LLC (4)(6)(9)	L + 5.50%	6.50%	9/29/2027	335	319	334	0.01
Polymer Additives, Inc. (8)	L + 6.00%	6.21%	7/31/2025	29,452	28,400	24,726	0.76
USALCO, LLC (4)(7)(10)	L + 7.25%	8.50%	6/1/2026	166,751	162,734	168,553	5.16
USALCO, LLC (4)(9)	L + 6.50%	7.50%	6/1/2026	35,693	34,979	34,979	1.07
VDM Buyer, Inc. (4)(8)	L + 6.75%	6.97%	4/22/2025	€24,023	26,651	28,512	0.87
VDM Buyer, Inc. (4)(8)	L + 6.75%	6.97%	4/22/2025	63,089	62,184	61,197	1.87
					455,939	464,046	14.20

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2020 (in thousands)
Investments—non-controlled/non-affiliated (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies
Veregy Consolidated, Inc. (9)	L + 6.00%	7.00%	11/3/2027	20,000	19,413	19,850	0.61
JSS Holdings, Inc. (4)(9)	L + 6.25%	7.25%	12/17/2027	327,174	322,295	322,266	9.86
The Action Environmental Group, Inc. (4)(7)(10)	L + 6.00%	7.25%	1/16/2026	118,275	116,101	113,544	3.47
					457,809	455,660	13.94
Construction & Engineering
Brand Industrial Services, Inc. (9)	L + 4.25%	5.25%	6/21/2024	7,884	7,317	7,706	0.24
COP Home Services TopCo IV, Inc. (4)(5)(7)(9)	L + 5.00%	6.00%	12/31/2027	16,162	15,482	15,482	0.47
IEA Energy Services, LLC (8)	L + 6.75%	7.00%	9/25/2024	30,517	29,556	30,466	0.93
					52,355	53,654	1.64
Distributors
Bution Holdco 2, Inc. (4)(9)	L + 6.25%	7.25%	10/17/2025	123,438	121,467	120,969	3.70
Dana Kepner Company, LLC (4)(7)(9)	L + 6.25%	7.25%	12/29/2026	71,667	70,236	70,234	2.15
EIS Buyer, LLC (4)(11)	L + 6.25%	7.75%	9/30/2025	81,984	80,687	79,524	2.43
Fastlane Parent Company, Inc. (8)	L + 4.50%	4.65%	2/4/2026	12,481	12,285	12,450	0.38
PSS Industrial Group Corp. (11)	L + 6.00%	7.50%	4/10/2025	56,162	53,161	39,875	1.22
SEKO Global Logistics Network, LLC (4)(5)(7)(9)	L + 5.00%	6.00%	12/30/2026	4,700	4,609	4,608	0.14
Tailwind Colony Holding Corporation (4)(9)	L + 7.50%	8.50%	11/13/2024	33,045	32,698	31,971	0.98
Unified Door & Hardware Group, LLC (4)(9)	L + 6.25%	7.25%	6/30/2025	91,063	89,440	91,063	2.79
					464,583	450,695	13.79
Diversified Financial Services
SelectQuote, Inc. (4)(9)	L + 6.00%	7.00%	11/5/2024	59,714	58,153	60,311	1.85
Electrical Equipment
Shoals Holdings, LLC (4)(9)	L + 3.25%	4.25%	11/25/2026	149,687	145,982	145,944	4.47
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(5)(7)(9)	L + 6.00%	7.00%	12/23/2026	111,978	108,911	108,899	3.34
Convergeone Holdings, Inc. (8)	L + 5.00%	5.15%	1/4/2026	14,617	14,187	13,849	0.42
					123,098	122,748	3.76
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(11)	L + 7.00%	8.50%	10/4/2024	58,246	56,934	53,877	1.65
Tetra Technologies, Inc. (4)(6)(9)	L + 6.25%	7.25%	9/10/2025	23,296	23,174	21,666	0.66
					80,108	75,543	2.31
Health Care Equipment & Supplies
Lifescan Global Corporation (8)	L + 6.00%	6.23%	10/1/2024	5,797	5,633	5,537	0.17
Surgical Specialties Corp (US) Inc. (4)(6)(8)	L + 5.00%	5.25%	5/7/2025	32,998	32,036	32,997	1.01
					37,669	38,535	1.18

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2020 (in thousands)
Investments—non-controlled/non-affiliated (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services
Epoch Acquisition, Inc. (4)(9)	L + 6.75%	7.75%	10/4/2024	24,813	24,598	24,689	0.76
Healthcomp Holding Company, LLC (4)(5)(7)(9)	L + 6.00%	7.00%	10/27/2026	87,300	84,901	84,827	2.60
Jayhawk Buyer, LLC (4)(7)(9)	L + 5.75%	6.75%	10/15/2026	107,884	105,283	105,187	3.22
Monroe Capital Holdings, LLC (4)(7)(9)	L + 6.75%	7.75%	9/8/2026	107,359	105,317	106,286	3.25
Odyssey Holding Company, LLC (4)(9)	L + 5.75%	6.75%	11/16/2025	18,898	18,680	18,898	0.58
The GI Alliance Management, LLC (4)(7)(9)	L + 6.25%	7.25%	11/4/2024	189,409	184,953	180,127	5.51
					523,732	520,014	15.92
Health Care Technology
Edifecs, Inc. (4)(9)	L + 7.50%	8.50%	9/21/2026	263,008	256,739	259,063	7.93
Project Ruby Ultimate Parent Corp (4)(9)	L + 4.25%	5.25%	2/9/2024	30,000	29,550	30,075	0.92
					286,289	289,138	8.85
Hotels, Restaurants & Leisure
Excel Fitness Holdings, Inc (9)	L + 5.25%	6.25%	10/7/2025	46,588	44,918	42,939	1.31
Industrial Conglomerates
Tailwind Smith Cooper Intermediate Corporation (8)	L + 5.00%	5.15%	5/28/2026	30,682	29,746	29,190	0.89
Insurance
Integrity Marketing Acquisition, LLC (4)(5)(7)(9)	L + 6.25%	7.25%	8/27/2025	32,651	31,962	31,902	0.98
SG Acquisition, Inc. (4)(8)	L + 5.75%	5.90%	1/27/2027	102,895	101,111	101,352	3.10
					133,073	133,254	4.08
Interactive Media & Services
Bungie, Inc. (4)(9)	L + 6.25%	7.25%	8/28/2024	47,200	46,683	47,200	1.44
Internet & Direct Marketing Retail
Shutterfly, Inc. (9)	L + 6.00%	7.00%	9/25/2026	26,457	24,488	26,386	0.81
Donuts, Inc. (4)(7)(9)	L + 6.00%	7.00%	12/29/2026	381,538	373,918	373,908	11.44
					398,405	400,294	12.25
IT Services
Ahead Data Blue, LLC (9)	L + 5.00%	6.00%	10/13/2027	13,207	12,180	13,025	0.40
Park Place Technologies, LLC (9)	L + 5.00%	6.00%	11/10/2027	45,000	43,232	43,350	1.33
					55,412	56,375	1.73
Machinery
Apex Tool Group, LLC (10)	L + 5.25%	6.50%	8/1/2024	53,301	52,194	52,845	1.62
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc (4)(6)(11)	L + 6.25%	7.75%	11/26/2024	150,862	149,099	148,599	4.55
Paper & Forest Products
Pixelle Specialty Solutions, LLC (9)	L + 6.50%	7.50%	10/31/2024	14,380	14,146	14,373	0.44
Personal Products
Paula's Choice Holdings, Inc. (4)(9)	L + 6.25%	7.25%	11/17/2025	55,000	53,523	53,488	1.64

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2020 (in thousands)
Investments—non-controlled/non-affiliated (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Professional Services
APFS Staffing Holdings, Inc. (8)	L + 4.75%	4.90%	4/15/2026	18,201	17,922	17,916	0.55
GI Revelation Acquisition LLC (8)	L + 5.00%	5.15%	4/16/2025	32,163	29,987	31,681	0.97
Minotaur Acquisition, Inc. (8)	L + 5.00%	5.15%	3/27/2026	33,180	31,782	32,641	1.00
Titan Investment Company, Inc. (4)(5)(8)	L + 5.75%	5.99%	3/20/2027	42,892	40,812	42,356	1.30
VT Topco, Inc. (8)	L + 3.50%	3.65%	8/1/2025	4,866	4,562	4,811	0.15
					125,065	129,405	3.97
Software
LD Intermediate Holdings, Inc. (4)(9)	L + 5.88%	6.88%	12/9/2022	17,105	16,633	17,041	0.52
MRI Software, LLC (4)(5)(7)(9)	L + 5.50%	6.50%	2/10/2026	22,329	22,081	22,220	0.68
PaySimple, Inc. (4)(7)(8)	L + 5.50%	5.65%	8/23/2025	53,058	51,710	51,824	1.58
Vero Parent, Inc. (9)	L + 6.00%	7.00%	8/16/2024	45,528	41,661	45,598	1.40
					132,085	136,683	4.18
Specialty Retail
CustomInk, LLC (4)(9)	L + 6.21%	7.21%	5/3/2026	133,125	131,139	130,130	3.98
Spencer Spirit Holdings, Inc. (8)	L + 6.00%	6.15%	6/19/2026	45,037	42,941	44,896	1.38
					174,080	175,026	5.36
Technology Hardware, Storage & Peripherals
Deliver Buyer, Inc. (4)(9)	L + 6.25%	7.25%	5/1/2024	49,875	48,564	50,187	1.54
Electronics For Imaging, Inc. (8)	L + 5.00%	5.15%	7/23/2026	34,650	32,723	29,788	0.90
Lytx, Inc. (4)(7)(9)	L + 6.00%	7.00%	2/28/2026	69,313	68,327	69,146	2.12
					149,614	149,121	4.56
Trading Companies & Distributors
The Cook & Boardman Group, LLC (9)	L + 5.75%	6.75%	10/17/2025	50,233	49,859	48,035	1.47
Transportation Infrastructure
Capstone Logistics, LLC (5)(7)(9)	L + 4.75%	5.75%	11/12/2027	3,053	3,020	3,094	0.09
Spireon, Inc. (4)(9)	L + 6.50%	7.50%	10/4/2024	22,961	22,780	22,847	0.70
					25,800	25,941	0.79
Total First Lien Debt					$5,493,561	$5,502,899	168.40%
Second Lien Debt
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(9)	L + 8.75%	9.75%	12/31/2028	$6,061	$5,925	$5,925	0.18%
Health Care Technology
Project Ruby Ultimate Parent Corp (4)(5)(9)	L + 8.25%	9.25%	2/10/2025	17,900	17,542	18,079	0.55
IT Services
WEB.COM Group, Inc. (8)	L + 7.75%	7.90%	10/9/2026	15,098	14,485	14,488	0.45
Software
Epicor Software Corp. (5)(9)	L + 7.75%	8.75%	7/31/2028	11,186	11,027	11,707	0.36
Total Second Lien Debt					$48,979	$50,199	1.54%

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2020 (in thousands)
Investments—non-controlled/non-affiliated (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Warrants
Software
Mermaid EquityCo L.P. - Class B Units (4)				4,550,697	$865	$865	0.03%
Total Warrants					$865	$865	0.03%
Equity
Aerospace & Defense
Corfin Holdco, Inc. - Common Stock (4)				2,137,866	$4,767	$4,767	0.15%
Air Freight & Logistics
Mode Holdings, L.P. - Class A-2 Common Units (4)				5,486,923	5,487	5,487	0.17
Distributor
EIS Acquisition Holdings, LP - Class A Common Units (4)				7,519	1,773	1,873	0.06
Software
Mermaid EquityCo L.P. - Class A-2 Common Units (4)				14,849,355	14,850	14,849	0.45
Specialty Retail
CustomInk, LLC - Series A Preferred Units (4)				384,520	5,200	5,003	0.15
Total Equity Investments					$32,077	$31,979	0.98%
Total Investment Portfolio					$5,575,482	$5,585,942	170.94%
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund					$29,427	$29,427	0.90%
Other Cash and Cash Equivalents					188,566	188,566	5.77%
Total Cash and Cash Equivalents					$217,993	$217,993	6.67%
Total Portfolio Investments, Cash and Cash Equivalents					$5,793,475	$5,803,935	177.61%

(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2020, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2020, the Company is not an “affiliated person” of any of its portfolio companies. The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2020. As of December 31, 2020, the reference rates for our variable rate loans were the 30-day L at 0.14%, the 90-day L at 0.24% and the 180-day L at 0.26% and P at 3.25%. Variable rate loans typically include an interest reference rate floor feature, which is generally 1.00%. As of December 31, 2020, 88.0% of the debt portfolio at fair value had an interest rate floor above zero.
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
(5)These debt investments are not pledged as collateral under any of the Company's credit facilities. For other debt investments that are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2020, non-qualifying assets represented 9.7% of total assets as calculated in accordance with regulatory requirements.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Albireo Energy, LLC - Delayed Draw A	Delayed Draw Term Loan	2/21/2021	$25,404	$(254)
Albireo Energy, LLC - Delayed Draw B	Delayed Draw Term Loan	6/23/2022	45,043	(450)
Albireo Energy, LLC	Revolver	12/23/2026	9,009	(135)
Capstone Logistics, LLC	Delayed Draw Term Loan	11/12/2027	547	—
COP Home Services TopCo IV, Inc.	Delayed Draw Term Loan	12/31/2022	3,328	(92)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	1,941	(63)
Dana Kepner Company, LLC	Delayed Draw Term Loan	12/29/2021	29,861	—
DCG Acquisition Corporation	Delayed Draw Term Loan	6/30/2021	50,000	—
Donuts, Inc.	Revolver	12/29/2026	10,598	—
Healthcomp Holding Company, LLC	Delayed Draw Term Loan	4/27/2022	23,280	(291)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	2/7/2022	17,267	—
Jayhawk Buyer, LLC	Delayed Draw Term Loan	10/15/2021	25,173	—
Lytx, Inc.	Delayed Draw Term Loan	2/28/2022	16,761	(168)
Monroe Capital Holdings, LLC	Delayed Draw Term Loan	6/8/2022	22,269	—
MRI Software, LLC	Delayed Draw Term Loan	1/31/2022	6,055	(15)
MRI Software, LLC	Revolver	2/10/2026	1,516	(38)
Omni Intermediate Holdings, LLC	Delayed Draw Term Loan	12/30/2021	3,250	—
Omni Intermediate Holdings, LLC	Revolver	12/30/2025	514	—
PaySimple, Inc.	Delayed Draw Term Loan	8/23/2025	8,652	—
R1 Holdings, LLC	Delayed Draw Term Loan	1/2/2021	6,851	—
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2022	800	(12)
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	600	(9)
TCFI AEVEX, LLC	Delayed Draw Term Loan	12/31/2021	13,158	(132)
The Action Environmental Group, Inc.	Delayed Draw Term Loan	4/16/2021	7,992	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	5/3/2022	85,236	(852)
USALCO, LLC	Delayed Draw Term Loan	6/1/2022	11,295	(282)
Windows Acquisition Holdings, Inc.	Revolver	12/29/2025	5,880	—
Total First Lien Debt Unfunded Commitments			$432,280	$(2,793)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of December 31, 2020 was 1.00%
(10)The interest rate floor on these investments as of December 31, 2020 was 1.25%.
(11)The interest rate floor on these investments as of December 31, 2020 was 1.50%
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2019 (in thousands)
Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt
Air Freight and Logistics
Livingston International Inc. (6)(8)	L + 5.75%	7.69%	4/30/2026	$116,415	$113,249	$115,105	6.88%
Mode Purchaser, Inc. (4)(10)	L + 6.25%	8.14%	12/9/2026	178,325	174,791	174,759	10.45
R1 Holdings, LLC (4)(7)(10)	L + 6.00%	7.69%	1/2/2026	44,732	44,047	44,732	2.67
					332,087	334,596	20.00
Building Products
Jacuzzi Brands LLC (4)(7)(10)	L + 6.50%	8.30%	2/25/2025	91,640	90,132	90,723	5.42
Latham Pool Products, Inc. (8)	L + 6.00%	7.76%	6/13/2025	53,571	51,824	52,812	3.16
Lindstrom, LLC (4)(10)	L + 6.25%	8.48%	4/7/2025	130,633	128,444	129,980	7.77
Mi Windows and Doors, LLC (10)	L + 5.50%	7.21%	11/26/2026	30,000	28,382	30,038	1.80
The Wolf Organization, LLC (4)(10)	L + 6.50%	8.41%	9/3/2026	74,813	73,386	74,625	4.46
					372,168	378,178	22.61
Chemicals
Alchemy US Holdco 1, LLC (8)	L + 5.50%	7.24%	10/10/2025	3,900	3,892	3,843	0.23
Polymer Additives, Inc. (4)(8)	L + 6.00%	7.80%	7/31/2025	29,752	28,457	24,248	1.45
VDM Buyer, Inc. (4)(10)	L + 6.75%	8.69%	4/22/2025	€24,267	26,828	26,695	1.60
VDM Buyer, Inc. (4)(7)(10)	L + 6.75%	8.71%	4/22/2025	63,730	62,603	62,455	3.73
					121,780	117,241	7.01
Commercial Services & Supplies
Research Now Group, LLC (10)	L + 5.50%	7.41%	12/20/2024	28,662	28,296	28,701	1.72
JSS Holdings, Inc. (4)(10)	L + 6.25% (incl. 2.00% PIK)	7.99%	10/18/2025	237,678	234,806	234,707	14.03
					263,102	263,408	15.75
Construction & Engineering
IEA Energy Services LLC (8)	L + 8.25%	10.19%	9/25/2024	10,200	9,804	10,315	0.62
Therma LLC (4)(10)	L + 6.50%	8.46%	3/29/2025	128,421	126,114	127,137	7.60
					135,918	137,452	8.22
Distributors
Bution Holdco 2, Inc. (4)(10)	L + 6.25%	7.99%	10/17/2025	124,688	122,280	122,194	7.30
Construction Supply Acquisition, LLC (4)(7)(10)	L + 6.00%	7.69%	10/1/2025	135,756	132,800	134,738	8.05
Tailwind Colony Holding Corporation (4)(10)	L + 7.50%	9.44%	11/13/2024	32,081	31,703	31,439	1.88
EIS Buyer, LLC (4)(7)(12)	L + 6.25%	8.05%	9/30/2025	134,072	131,504	131,390	7.85
EIS Buyer, LLC (4)(12)	L + 6.25%	8.05%	9/30/2020	19,551	19,259	19,258	1.15
Fastlane Parent Company, Inc. (4)(8)	L + 4.50%	6.45%	2/4/2026	34,738	34,131	34,477	2.06
PSS Industrial Group Corp. (4)(12)	L + 6.00%	7.94%	4/10/2025	58,695	54,825	57,374	3.43
Unified Door and Hardware Group, LLC (4)(7)(10)	L + 6.25%	8.19%	6/30/2025	39,048	38,333	38,852	2.32
					564,835	569,722	34.04

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2019 (in thousands)
Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Diversified Financial Services
SelectQuote, Inc. (4)(10)	L + 6.00%	7.70%	11/5/2024	78,087	75,497	77,697	4.64
Electronic Equipment, Instruments & Components				.
Convergeone Holdings, Inc. (8)	L + 5.00%	6.80%	1/4/2026	14,766	14,244	14,165	0.85
Energy Equipment & Services
Abaco Energy Technologies LLC (4)(12)	L + 7.00%	8.69%	10/4/2024	58,836	57,157	57,071	3.41
Tetra Technologies, Inc. (4)(6)(10)	L + 6.25%	8.05%	9/10/2025	24,055	23,901	23,213	1.39
					81,058	80,284	4.80
Health Care Equipment & Supplies
Lifescan Global Corporation (8)	L + 6.00%	8.06%	10/1/2024	22,862	22,072	21,890	1.31
Surgical Specialties Corp (US) Inc. (6)(8)	L + 5.00%	6.80%	5/7/2025	33,416	32,218	33,166	1.98
					54,290	55,056	3.29
Health Care Providers & Services
Epoch Acquisition, Inc. (4)(10)	L + 6.75%	8.49%	10/4/2024	25,066	24,791	25,066	1.50
The GI Alliance Management, LLC (4)(7)(10)	L + 6.25%	8.19%	11/2/2024	109,902	107,804	108,191	6.47
Odyssey Holding Company, LLC (4)(10)	L + 5.75%	7.78%	11/16/2025	13,628	13,483	13,492	0.81
					146,078	146,749	8.78
Health Care Technology
Precyse Acquisition Corporation (10)	L + 4.50%	6.30%	10/20/2022	2,962	2,940	2,482	0.15
Hotels, Restaurants & Leisure
Excel Fitness Holdings, Inc. (10)	L + 5.25%	7.05%	10/7/2025	47,059	45,018	47,118	2.82
Industrial Conglomerates
Tailwind Smith Cooper Intermediate Corporation (8)	L + 5.00%	6.80%	5/28/2026	32,502	31,754	31,202	1.86
Interactive Media & Services
Bungie, Inc. (4)(10)	L + 6.25%	8.05%	8/28/2024	47,200	46,541	46,846	2.80
Internet & Direct Marketing Retail
Shutterfly, Inc. (10)	L + 6.00%	7.94%	9/25/2026	44,053	40,216	41,611	2.49
IT Services
Travelport Worldwide Ltd. (6)(8)	L + 5.00%	6.94%	5/29/2026	103,730	97,896	97,299	5.81
Media
DiscoverOrg, LLC (8)	L + 4.50%	6.30%	2/2/2026	13,092	12,978	13,157	0.79
Radiate Holdco LLC (5)(9)	L + 3.50%	5.30%	2/1/2024	4,975	4,908	5,015	0.30
					17,886	18,172	1.09
Machinery
Apex Tool Group, LLC (11)	L + 5.50%	7.30%	8/1/2024	50,955	49,820	50,390	3.01
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance Inc. (4)(7)(12)	L + 6.25%	8.17%	11/26/2024	150,862	148,662	148,599	8.87

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2019 (in thousands)
Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Professional Services
APFS Staffing Holdings, Inc. (8)	L + 5.00%	6.79%	4/15/2026	22,614	22,206	22,614	1.35
Minotaur Acquisition, Inc. (8)	L + 5.00%	6.80%	3/27/2026	17,597	17,283	17,377	1.04
GI Revelation Acquisition LLC (8)	L + 5.00%	6.80%	4/16/2025	15,155	14,714	14,341	0.86
					54,203	54,332	3.25
Software
LD Intermediate Holdings, Inc. (10)	L + 5.88%	7.93%	12/9/2022	14,572	14,314	14,608	0.87
PaySimple, Inc. (4)(5)(7)(8)	L + 5.50%	7.30%	8/23/2025	26,488	25,984	26,328	1.57
Vero Parent, Inc. (10)	L + 6.00%	7.91%	8/16/2024	51,000	45,471	48,705	2.91
					85,769	89,641	5.35
Specialty Retail
CustomInk, LLC (4)(10)	L + 6.00%	8.21%	5/3/2026	133,125	130,766	132,459	7.92
Spencer Spirit Holdings, Inc. (8)	L + 6.00%	7.79%	6/19/2026	49,875	47,102	49,485	2.96
					177,868	181,944	10.88
Trading Companies & Distributors
The Cook & Boardman Group, LLC (10)	L + 5.75%	7.67%	10/17/2025	6,806	6,751	6,567	0.39
Technology Hardware, Storage & Peripherals
Electronics For Imaging, Inc. (8)	L + 5.00%	6.94%	7/23/2026	35,000	32,703	32,703	1.95
Transportation Infrastructure
Spireon, Inc. (4)(7)(10)	L + 6.50%	8.44%	10/4/2024	22,646	22,414	22,646	1.35
Total First Lien Debt					$3,021,498	$3,046,101	182.06%
Second Lien Debt
Commercial Services & Supplies
TKC Holdings, Inc. (10)	L + 8.00%	9.80%	2/1/2024	$1,000	$997	$910	0.05%
IT Services
WEB.COM Group, Inc. (8)	L + 7.75%	9.49%	10/9/2026	16,607	15,882	16,031	0.96
Media
DiscoverOrg, LLC (8)	L + 8.50%	10.19%	2/1/2027	11,250	11,100	11,306	0.68
Software
Imperva, Inc. (10)	L + 7.75%	9.74%	1/11/2027	1,421	1,426	1,249	0.07
Rocket Software, Inc. (8)	L + 8.25%	10.05%	11/27/2026	3,500	3,377	2,923	0.17
					4,803	4,172	0.24
Total Second Lien Debt					$32,782	$32,419	1.93%

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2019 (in thousands)
Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity Investments
Air Freight and Logistics
Mode Holdings, L.P. - Class A-2 Common Units (4)				5,486,923	5,487	5,487	0.33
Distributors
EIS Acquisition Holdings, LP - Class A Common Units (4)				11,200	2,800	2,800	0.17
Specialty Retail
CustomInk, LLC - Series A Preferred Units (4)				384,520	5,200	5,633	0.34
Total Equity Investments					$13,487	$13,920	0.84%
Total Investment Portfolio					$3,067,767	$3,092,440	184.83%
Cash and Cash Equivalents
Other Cash and Cash Equivalents					$65,495	$65,495	3.91%
Total Portfolio Investments, Cash and Cash Equivalents					$3,133,262	$3,157,935	188.74%
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2019, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2019, the Company is not an “affiliated person” of any of its portfolio companies. The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.
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
(5)Each of the Company’s debt investments is pledged as collateral, other than the investments in PaySimple, Inc. and Radiate Holdco LLC, under one or more of its credit facilities. A single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
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

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of December 31, 2019 was 0.75%
(10)The interest rate floor on these investments as of December 31, 2019 was 1.00%
(11)The interest rate floor on these investments as of December 31, 2019 was 1.25%.
(12)The interest rate floor on these investments as of December 31, 2019 was 1.50%

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, unless otherwise indicated, except per share data, percentages and as otherwise noted)
Note 1. Organization
Blackstone Secured Lending Fund (together with its consolidated subsidiaries, the “Company”), is a Delaware statutory trust formed on March 26, 2018, and structured as an externally managed, non-diversified closed-end investment company.  On October 26, 2018, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).  In addition, the Company elected to be treated for U.S. federal income tax purposes, as a regulated investment company (“RIC”), as defined under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company also intends to continue to comply with the requirements prescribed by the Code in order to maintain tax treatment as a RIC.
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
The Company is externally managed by Blackstone Credit BDC Advisors LLC (the “Adviser”). Blackstone Alternative Credit Advisors LP (the “Administrator” and, collectively with its affiliates in the credit-focused business of The Blackstone Group Inc. ("Blackstone"), “Blackstone Credit,” which, for the avoidance of doubt, excludes Harvest Fund Advisors LLC and Blackstone Insurance Solutions) provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the “Administration Agreement”).  Blackstone Credit is part of the credit-focused platform of Blackstone and is the primary part of its credit reporting segment.
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

On October 31, 2018, the Company began its initial period of closing of capital commitments ("Initial Closing Period") which ended on October 31, 2020. The Company commenced its loan origination and investment activities on November 20, 2018, the date of receipt of the initial drawdown from investors in the Private Offering (the "Initial Drawdown Date").

The year ended December 31, 2018 represents the period from November 20, 2018 (commencement of operations), which was from the Initial Drawdown Date to December 31, 2018.
Effective on December 10, 2020, the Company changed its name from “Blackstone / GSO Secured Lending Fund" to “Blackstone Secured Lending Fund”.
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
The global impact of the COVID-19 outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified, including different variants of the disease, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions are creating disruption in many industries. The outbreak has had a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. The Company believes the estimates and assumptions underlying the consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2020, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and the Company’s business in particular, makes any estimates and assumptions as of December 31, 2020 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ from those estimates.
Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries.
As of December 31, 2020, the Company's consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”), BGSL Big Sky Funding LLC ("Big Sky Funding") and BGSL Investments LLC ("BGSL Investments" and collectively with Jackson Hole Funding, Breckenridge Funding and Big Sky Funding the "SPVs").
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

Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. These market quotations are obtained from independent pricing services, if available; otherwise from at least two principal market makers or primary market dealers.  To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.  Examples of events that would cause market quotations to not reflect fair value could include cases when a security trades infrequently or not at all, causing a quoted purchase or sale price to become stale, or in the event of a “fire sale” by a distressed seller.  All price overrides require approval from the Board of Trustees ("Board").
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
The Company’s Board undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company’s investments for which reliable market quotations are not readily available, or are available but deemed not reflective of the fair value of an investment, which includes, among other procedures, the following:
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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of December 31, 2020 and 2019, the Company had $114.5 million and $2.7 million, respectively, of receivables for investments sold. As of December 31, 2020 and 2019, the Company had $48.6 million and $10.1 million, respectively, of payables for investments purchased.
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
Revenue Recognition
Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums.  Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method.  The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the years ended December 31, 2020, 2019 and 2018 the Company recorded $48.9 million, $3.7 million and $0.0 million, respectively, in non-recurring income (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts and ticking fees).
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions.  PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity.  Such income is included in interest income in the Consolidated Statements of Operations.  If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status.  When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income.  To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the years ended December 31, 2020, 2019 and 2018 the Company recorded PIK income of $7.1 million, $1.0 million and $0.0 million, respectively.
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
Organization Expenses and Offering Expenses
Costs associated with the organization of the Company were expensed as incurred, subject to the limitations discussed below. These expenses consist primarily of legal fees and other costs of organizing the Company.
Costs associated with the offering of the Company’s shares are capitalized as “deferred offering costs” on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence, subject to the limitation below.  These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous Private Offering of its shares. Upon the expiration of the Initial Closing Period, the Company expensed the remaining deferred offering costs.
The Company will not bear more than an amount equal to 0.10% of the aggregate Capital Commitments of the Company for organization and offering expenses in connection with the offering of shares. If actual organization and offering costs incurred exceed 0.10% of the Company’s total Capital Commitments, the Adviser or its affiliate will bear the excess costs.  To the extent the Company’s Capital Commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total Capital Commitments and provided further that the Adviser of its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the years ended December 31, 2020 and December 31, 2019, the Company did not accrue any organization costs. For the year ended December 31, 2018, the Company accrued organization costs of $0.7 million. For the years ended December 31, 2020, 2019 and 2018, the Company accrued offering costs of $1.5 million, $1.1 million and $0.1 million, respectively.
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
Recent Accounting Pronouncements
In March 2020 and January 2021, the Financial Accounting Standards Board (“FASB”) issued guidance providing optional temporary financial reporting relief from the effect of certain types of contract modifications due to the planned discontinuation of the LIBOR (London Interbank Offered Rate) or other interbank-offered based reference rates as of the end of December 2021. Management continues to evaluate the impact of the guidance and may apply other elections, as applicable, as the expected market transition to alternative reference rates evolves. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the year ended December 31, 2020.
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
For the years ended December 31, 2020, 2019 and 2018, base management fees were $32.9 million, $12.6 million and $0.3 million, respectively. As of December 31, 2020 and December 31, 2019, $10.3 million and $5.0 million, respectively, was payable to the Adviser relating to management fees.
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
For the years ended December 31, 2020, 2019 and 2018, the Company accrued income based incentive fees of $42.0 million, $13.8 million and $0.0 million, respectively. As of December 31, 2020 and December 31, 2019, $15.3 million and $6.3 million, respectively was payable to the Adviser for income based incentive fees. For the year ended December 31, 2020 the Company accrued capital gains incentive fees of $(3.1) million, none of which was payable as of December 31, 2020 under the Investment Advisory Agreement. As of December 31, 2019, the Company had accrued capital gains incentive fees of $4.2 million, none of which was payable on such date under the Investment Advisory Agreement. For the year ended December 31, 2018, the Company did not accrue any capital gains incentive fee since there were cumulative net unrealized and realized losses as of such date.
Administration Agreement

On October 1, 2018, the Company entered into an Administration Agreement with the Administrator. Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the United States Securities and Exchange Commission (“SEC”), preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Administrator may also offer to provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The initial term of the agreement was two years from October 1, 2018, and on May 6, 2020, it was renewed and approved by the Board and a majority of the Independent Trustees for a one-year period. Unless earlier terminated, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is approved at least annually by (i) the vote of the Board or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Independent Trustees.
For providing these services, the Company will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, information technology, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the years ended December 31, 2020, 2019 and 2018.
For the years ended December 31, 2020, 2019 and 2018, the Company incurred $2.3 million, $1.5 million and $0.4 million, respectively, under the Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statements of Operations. As of December 31, 2020 and December 31, 2019, $1.1 million and $0.9 million, respectively, was unpaid and included in due to affiliate in the Consolidated Statements of Assets and Liabilities.
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
The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's commencement of operations:

For the Quarter Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
December 31, 2018	$1,696	$(1,696)	$—
March 31, 2019	570	(570)	—
Total	$2,266	$(2,266)	$—
For the years ended December 31, 2020, 2019 and 2018, the Adviser made Expense Payments in the amount of $0.0 million, $0.6 million and $1.7 million, respectively. For the years ended December 31, 2020, 2019 and 2018, the Company made Reimbursement Payments related to Expense Payments by the Adviser of $1.5 million, $0.8 million and $0.0 million, respectively.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2020			December 31, 2019
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$5,493,561	$5,502,899	98.51%	$3,021,498	$3,046,101	98.50%
Second lien debt	48,979	50,199	0.90	32,782	32,419	1.05
Equity	32,942	32,844	0.59	13,487	13,920	0.45
Total	$5,575,482	$5,585,942	100.00%	$3,067,767	$3,092,440	100.00%

The industry composition of investments at fair value was as follows:

	December 31, 2020	December 31, 2019
Aerospace & Defense	7.03%	—%
Air Freight & Logistics	6.44	11.00
Building Products	7.79	12.23
Capital Markets	0.11	—
Chemicals	8.31	3.79
Commercial Services & Supplies	8.16	8.55
Construction & Engineering	1.07	4.44
Distributors	8.10	18.51
Diversified Financial Services	1.08	2.51
Electrical Equipment	2.61	—
Electronic Equipment, Instruments & Components	2.19	0.46
Energy Equipment & Services	1.35	2.60
Health Care Equipment & Supplies	0.69	1.78
Health Care Providers & Services	9.31	4.75
Health Care Technology	5.50	0.08
Hotels, Restaurants & Leisure	0.77	1.52
Industrial Conglomerates	0.52	1.01
Insurance	2.39	—
Interactive Media & Services	0.84	1.51
Internet & Direct Marketing Retail	7.17	1.35
IT Services	1.27	3.66
Machinery	0.95	1.63
Media	—	0.95
Oil, Gas & Consumable Fuels	2.66	4.81
Paper & Forest Products	0.26	—
Personal Products	0.96	—
Professional Services	2.32	1.76
Software	2.94	3.03
Specialty Retail	3.22	6.07
Technology Hardware, Storage & Peripherals	2.67	1.06
Trading Companies & Distributors	0.86	0.21
Transportation Infrastructure	0.46	0.73
Total	100.00%	100.00%
The geographic composition of investments at cost and fair value was as follows:

	December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$5,205,832	$5,209,138	93.25%	159.41%
Canada	267,544	270,126	4.84	8.27
Germany	102,106	106,678	1.91	3.26
Total	$5,575,482	$5,585,942	100.00%	170.94%

	December 31, 2019
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$2,675,743	$2,698,272	87.25%	161.27%
Canada	261,911	263,704	8.53	15.76
Luxembourg	130,113	130,464	4.22	7.80
Total	$3,067,767	$3,092,440	100.00%	184.83%

As of December 31, 2020 and December 31, 2019, no loans in the portfolio were on non-accrual status.

As of December 31, 2020 and December 31, 2019, on a fair value basis, approximately 100.0% and 100.0%, respectively, of our performing debt investments bore interest at a floating rate and approximately 0.0% and 0.0%, respectively, of our performing debt investments bore interest at a fixed rate.
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
The following table presents the fair value hierarchy of financial instruments:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$774,421	$4,728,478	$5,502,899
Second lien debt	—	26,196	24,003	50,199
Equity	—	—	32,844	32,844
Total	$—	$800,617	$4,785,325	$5,585,942

	December 31, 2019
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$804,708	$2,241,393	$3,046,101
Second lien debt	—	32,419	—	32,419
Equity	—	—	13,920	13,920
Total	$—	$837,127	$2,255,313	$3,092,440

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	For the Year Ended December 31, 2020
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$2,241,393	$—	$13,920	$2,255,313
Purchases of investments	3,184,560	23,466	20,170	3,228,196
Proceeds from principal repayments and sales of investments	(769,646)	—	(715)	(770,361)
Accretion of discount/amortization of premium	25,107	—	—	25,107
Net realized gain (loss)	933	—	—	933
Net change in unrealized appreciation (depreciation)	(648)	537	(531)	(642)
Transfers into Level 3 (1)	162,879	—	—	162,879
Transfers out of Level 3 (1)	(116,100)	—	—	(116,100)
Fair value, end of period	$4,728,478	$24,003	$32,844	$4,785,325
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2020 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$2,212	$537	$(531)	$2,218

	For the Year Ended December 31, 2019
	First Lien Debt	Equity Investments	Total Investments	Forward Purchase Obligation
Fair value, beginning of period	$328,125	$—	$328,125	$(222)
Purchases of investments	2,134,729	13,487	2,148,216	—
Proceeds from principal repayments and sales of investments	(177,349)	—	(177,349)	—
Accretion of discount/amortization of premium	5,560	—	5,560	—
Net realized gain (loss)	132	—	132	—
Net change in unrealized appreciation (depreciation)	11,780	433	12,213	222
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	(61,584)	—	(61,584)	—
Fair value, end of period	$2,241,393	$13,920	$2,255,313	$—
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2019 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$11,821	$433	$12,254	$—
(1)For the year ended December 31, 2020 and 2019, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2020
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$4,255,348	Yield analysis	Discount rate	5.85%	10.98%	7.79%
	468,483	Market quotations	Broker quoted price	98.00	100.63	99.05
	4,647	Recent transaction	Recent transaction	97.50	100.00	99.99
	4,728,478
Investments in second lien debt	5,924	Yield analysis	Discount rate	10.26%	10.26%	10.26%
	18,079	Market quotations	Broker quoted price	101.00	101.00	101.00
	24,003
Investments in warrant	865	Option pricing model	Expected volatility	25.00%	25.00%	25.00%
Investments in equity	31,979	Market approach	Performance multiple	9.17x	13.25x	10.60x
Total	$4,785,325

	December 31, 2019
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$1,886,531	Yield Analysis	Discount Rate	7.68%	13.58%	8.39%
	354,862	Market Quotations	Broker Quoted Price	81.50	99.50	97.87
	2,241,393
Investments in equity	13,920	Market Approach	Performance Multiple	6.15x	13.50x	10.18x
Total	$2,255,313
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
Financial Instruments Not Carried at Fair Value
Debt

The fair value of the Company’s credit facilities, which would be categorized as Level 3 within the fair value hierarchy, as of December 31, 2020 and December 31, 2019, approximates its carrying value as the credit facilities have variable interest based on selected short term rates.

The fair value of the Company’s 2023 Notes and 2026 Notes issued in the current year, which would be categorized as Level 2 within the fair value hierarchy, as of December 31, 2020 was $416.2 million and $823.2 million, respectively, based on vendor pricing received by the Company.

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and the 2023 Notes and the 2026 Notes, approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
Note 6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2020 and December 31, 2019, the Company’s asset coverage was 230.0% and 215.1%, respectively.
Subscription Facility
On November 6, 2018, the Company entered into a revolving credit facility (which was subsequently amended on September 16, 2019 and as further amended from time to time, the “Subscription Facility”) with Bank of America, N.A., as the administrative agent, the sole lead arranger, the letter of credit issuer and a lender, and the other lenders from time to time party thereto. The Subscription Facility was terminated on November 3, 2020.
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
As of December 31, 2020 and December 31, 2019, the Company was in compliance with all covenants and other requirements of the Jackson Hole Funding Facility.
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
As of December 31, 2020 and December 31, 2019, the Company was in compliance with all covenants and other requirements of the Breckenridge Funding Facility.
Big Sky Funding Facility
On December 10, 2019, BGSL Big Sky Funding LLC (“Big Sky Funding”), the Company’s wholly-owned subsidiary, entered into a senior secured revolving credit facility (which was subsequently amended on December 30, 2020, and as further amended from time to time, the “Big Sky Funding Facility”) with Bank of America, N.A. (“Bank of America”). Bank of America serves as administrative agent, Wells Fargo Bank, N.A. serves as collateral administrator and the Company serves as manager under the Revolving Credit Facility.
Advances under the Big Sky Funding Facility bear interest at a per annum rate equal to the one-month or three-month London Interbank Offered Rate in effect, plus the applicable margin of 1.60% per annum. Big Sky Funding is required to utilize a minimum percentage of the financing commitments (the “Minimum Utilization Amount”), which amount increases in three-month intervals from 20% six months after the closing date of the Big Sky Funding Facility to 80% 15 months after the closing date of the Revolving Credit Facility and thereafter. Unused amounts below the Minimum Utilization Amount accrue a fee at a rate of 1.60% per annum. In addition, Big Sky Funding will pay an unused fee of 0.45% per annum on the daily unused amount of the financing commitments in excess of the Minimum Utilization Amount, commencing three months after the closing date of the Big Sky Funding Facility.
The initial maximum commitment amount of the Big Sky Funding Facility is $400 million. Effective May 14, 2020, Big Sky Funding exercised its accordion feature under the Big Sky Funding Facility, which increased the maximum commitment amount to $500 million. Effective December 30, 2020, the maximum commitment amount of the Big Sky Funding Facility was reduced to $400 million. Proceeds from borrowings under the Big Sky Funding Facility may be used to fund portfolio investments by Big Sky Funding and to make advances under revolving loans or delayed draw term loans where Big Sky Funding is a lender. All amounts outstanding under the Big Sky Funding Facility must be repaid by December 10, 2022.
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
As of December 31, 2020, the Company was in compliance with all covenants and other requirements of the Big Sky Funding Facility.
Revolving Credit Facility
On June 15, 2020, the Company entered into a senior secured revolving credit facility (which was subsequently amended on June 29, 2020 and as further amended from time to time, the “Revolving Credit Facility”) with Citibank, N.A. (“Citi”). Citi serves as administrative agent and collateral agent.

The Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $550 million. Effective June 29, 2020, the maximum commitment amount of the Revolving Credit Facility increased to $650 million. Effective November 3, 2020, the maximum commitment amount of the Revolving Credit Facility increased to $745 million. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. The Revolving Credit Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to up to $1.2 billion. The Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $100 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries in the ordinary course of business. Availability of the revolver under the Revolving Credit Facility will terminate on June 15, 2024 and all amounts outstanding under the Revolving Credit Facility must be repaid by June 15, 2025 pursuant to an amortization schedule.

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
As of December 31, 2020, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

2023 Notes

On July 15, 2020, the Company issued $400 million aggregate principal amount of 3.650% notes due 2023 (the “2023 Notes”) pursuant to an indenture (the “Base Indenture”) and a supplemental indenture, each dated as of July 15, 2020 (the “First Supplemental Indenture,” and together with the Base Indenture, the “2023 Notes Indenture”), between the Company and U.S. Bank National Association (the “Trustee”).

The 2023 Notes will mature on July 14, 2023 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the 2023 Notes Indenture. The 2023 Notes bear interest at a rate of 3.650% per year payable semi-annually on January 14 and July 14 of each year, commencing on January 14, 2021. The 2023 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2023 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The 2023 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the 2023 Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the 2023 Notes Indenture.

In addition, on the occurrence of a “change of control repurchase event,” as defined in the 2023 Notes Indenture, the Company will generally be required to make an offer to purchase the outstanding 2023 Notes at a price equal to 100% of the principal amount of such 2023 Notes plus accrued and unpaid interest to the repurchase date.
As of December 31, 2020, the Company was in compliance with all covenants and other requirements of the 2023 Notes.
2026 Notes
On each of October 23, 2020 and December 1, 2020, the Company issued $500 million aggregate principal amount and $300 million aggregate principal amount, respectively, of 3.625% notes due 2026 (the “2026 Notes”) pursuant to a supplemental indenture, dated as of October 23, 2020 (the “Second Supplemental Indenture,” and together with the Base Indenture, the “2026 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
The 2026 Notes will mature on January 15, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the 2026 Notes Indenture. The 2026 Notes bear interest at a rate of 3.625% per year payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2021. The 2026 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the 2026 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.
The 2026 Notes Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and to provide financial information to the holders of the Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the 2026 Notes Indenture.

In addition, on the occurrence of a “change of control repurchase event,” as defined in the 2026 Notes Indenture, the Company will generally be required to make an offer to purchase the outstanding Notes at a price equal to 100% of the principal amount of such Notes plus accrued and unpaid interest to the repurchase date.
As of December 31, 2020, the Company was in compliance with all covenants and other requirements of the 2026 Notes.
The Company’s outstanding debt obligations were as follows:

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility (3)	$400,000	$362,316	$362,316	$37,684	$37,684
Breckenridge Funding Facility	825,000	569,000	569,000	256,000	256,000
Big Sky Funding Facility	400,000	200,346	200,346	199,654	117,599
Revolving Credit Facility (4)	745,000	182,901	182,901	562,099	562,099
2023 Notes(5)	400,000	400,000	394,549	—	—
2026 Notes(5)	800,000	800,000	791,281	—	—
Total	$3,570,000	$2,514,563	$2,500,393	$1,055,437	$973,382

	December 31, 2019
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Subscription Facility	$400,000	$119,752	$119,752	$280,248	$280,248
Jackson Hole Funding Facility (3)	600,000	514,151	514,151	85,849	5,843
Breckenridge Funding Facility	875,000	820,311	820,311	54,689	10,769
Big Sky Funding Facility	400,000	—	—	400,000	25,481
Total	$2,275,000	$1,454,214	$1,454,214	$820,786	$322,341
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2020, the Company had borrowings denominated in Euros (EUR) of 23.5 million. As of December 31, 2019, the Company had borrowings denominated in Euros (EUR) of 23.9 million.
(4)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2020, the Company had borrowings denominated in Canadian Dollars (CAD) of 138.1 million.
(5)The carrying value of the Company's 2023 Notes and 2026 Notes is presented net of unamortized debt issuance costs of $5.5 million and $8.7 million, respectively, as of December 31, 2020.

As of December 31, 2020 and December 31, 2019, $14.1 million and $5.3 million, respectively, of interest expense and $0.6 million and $0.2 million, respectively, of unused commitment fees was included in interest payable. For the years ended December 31, 2020, 2019 and 2018, the weighted average interest rate on all borrowings outstanding was 3.26%, 4.36% and 5.42% (including unused fees and accretion of net discounts on unsecured debt), respectively, and the average principal debt outstanding was $1,902.7 million,$776.6 million and $162.0 million, respectively.
The components of interest expense were as follows:

	For the Year Ended December 31,
	2020	2019	2018
Borrowing interest expense	$57,437	$32,859	$935
Facility unused fees	3,374	1,007	89
Amortization of financing costs and debt issuance costs	3,993	1,565	327
Accretion of original issue discount	1,145	—	—
Total Interest Expense	$65,949	$35,431	$1,351
Cash paid for interest expense	$51,918	$28,946	$105

Note 7. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements.  As of December 31, 2020 and December 31, 2019 the Company had unfunded delayed draw terms loans and revolvers in the aggregate principal amount of $432.3 million and $179.4 million, respectively.
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
Since the Company had a contractual obligation to acquire all qualifying assets in the Middle Market Warehouse through a forward purchase agreement, the mark-to-market gain/loss of all investments was recognized in the Company’s consolidated financial statements. The Company did not, however, have any direct interest in the underlying assets nor did it have the power to control the activities most significant to the economic performance of the Middle Market Warehouse, and therefore, such assets were not included in the Company’s consolidated financial statements. This gain/loss amount is calculated as the difference between (1) the current purchase price the Company would be obligated to pay to purchase each asset under the forward purchase agreement and (2) the current fair value as determined by the Company’s valuation policy. For the years ended December 31, 2019 and December 31, 2018, the Company had a net unrealized gain of $0.2 million and an unrealized loss of $0.2 million, respectively, relating to this forward purchase obligation.
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
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2020 and December 31, 2019, management is not aware of any pending or threatened litigation.
Note 8. Net Assets
Subscriptions and Drawdowns
In connection with its formation, the Company has the authority to issue an unlimited number of shares at $0.001 per share par value.
During the years ended December 31, 2020, 2019 and 2018, the Company entered into additional subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of December 31, 2020, the Company had received Capital Commitments totaling $3,926.3 million ($713.3 million remaining undrawn), of which $80.0 million ($8.0 million remaining undrawn) were from affiliates of the Adviser. As of December 31, 2019, the Company had received Capital Commitments totaling $3,230.6 million ($1,597.6 million remaining undrawn), of which $74.5 million ($36.7 million remaining undrawn) were from affiliates of the Adviser.
The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2020 (dollars in millions except share amounts):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
January 30, 2020	16,864,983	$440.9
April 8, 2020	14,864,518	324.0
July 15, 2020	5,304,125	125.6
July 28, 2020	123,229	2.9
November 6, 2020	4,627,528	115.4
December 15, 2020 (1)	22,802,680	571.2
Total	64,587,063	$1,580.0
(1)On December 1, 2020, the Company issued a capital call and delivered capital drawdown notices totaling $571.2 million, of which $3.4 million was received subsequent to December 31, 2020 and recorded as a subscription receivable on the Consolidated Statements of Assets and Liabilities.
The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2019 (dollars in millions except share amounts):

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
The following table summarizes the total shares issued and proceeds received related to the Company’s initial capitalization and capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2018 (dollars in millions except share amounts):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
September 14, 2018	60	$—
November 20, 2018	5,671,181	$141.8
December 13, 2018	3,950,078	$97.5
Total	9,621,319	$239.3
Distributions
The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2020 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
January 29, 2020	January 29, 2020	May 15, 2020	$0.1593	$10,241
February 26, 2020	March 31, 2020	May 15, 2020	0.3407	27,688
April 7, 2020	April 7, 2020	August 14, 2020	0.0385	3,129
June 29, 2020	June 30, 2020	August 14, 2020	0.4615	44,454
July 14, 2020	July 14, 2020	November 13, 2020	0.0761	7,330
July 27, 2020	July 27, 2020	November 13, 2020	0.0707	7,185
August 26, 2020	September 30, 2020	November 13, 2020	0.3532	36,021
November 5, 2020	November 5, 2020	January 29, 2021	0.1957	19,958
December 14, 2020	December 14, 2020	January 29, 2021	0.2120	22,654
December 14, 2020	December 14, 2020	January 29, 2021	0.3000	32,057	(1)
December 14, 2020	December 31, 2020	January 29, 2021	0.0923	11,968
Total distributions			$2.3000	$222,685
(1)Represents a special distribution.
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

The following table summarizes the amounts received and shares issued to shareholders who have not opted out of the Company’s DRIP during the year ended December 31, 2020 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 30, 2020	$2,882	112,302
May 15, 2020	4,244	194,694
August 14, 2020	5,437	229,591
November 13, 2020	6,182	248,194
Total distributions	$18,745	784,781

The following table summarizes the amounts received and shares issued to shareholders who have not opted out of the DRIP during the year ended December 31, 2019 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
May 15, 2019	$519	20,605
August 14, 2019	1,748	68,165
November 14, 2019	2,051	79,894
Total distributions	$4,318	168,664

For the year ended December 31, 2018, no distributions were declared or paid by the Company.
Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For The Year Ended December 31,
	2020	2019	2018
Net increase (decrease) in net assets resulting from operations	$218,638	$106,206	$(2,944)
Weighted average shares outstanding (basic and diluted)	95,333,867	33,858,642	7,458,181
Earnings (loss) per common share (basic and diluted)	$2.29	$3.14	$(0.39)

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
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the years ended December 31, 2020, 2019 and 2018, permanent differences were as follows:

	For The Year Ended December 31,
	2020	2019	2018
Undistributed net investment income (loss)	$(24,912)	$(732)	$43
Accumulated net realized gain (loss)	26,938	2,067	9
Paid In Capital	$(2,026)	$(1,335)	$(52)

During the years ended December 31, 2020, 2019 and 2018, permanent differences were principally related to $0.5 million, $0.5 million and $0.1 million , respectively, of U.S. federal excise taxes and $1.5 million, $0.5 million and $0.0 million, respectively, of non-deductible offering costs.
For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of December 31, 2020, the post-October capital losses elected by the Company to defer, and as such deemed to arise on January 1, 2021, are as follows:

	For The Year Ended December 31,
	2020	2019	2018
Post-October Capital Loss Deferral - Short Term	$—	$—	$—
Post-October Capital Loss Deferral - Long Term	4,293	—	—
Net Post-October Capital Loss Deferrals	$4,293	$—	$—

The following reconciles the increase in net assets resulting from operations to taxable income for the years ended December 31, 2020, 2019 and 2018:

	For The Year Ended December 31,
	2020	2019	2018
Net increase (decrease) in net assets resulting from operations	$218,638	$106,206	$(2,944)
Net unrealized (appreciation) depreciation	16,582	(28,329)	3,650
Realized losses for tax not included in book income	(41)	(511)	581
Nondeductible capital gains incentive fee	(3,141)	4,218	—
Other nondeductible expenses and excise taxes	2,026	1,335	52
Net post-October capital loss deferral	4,293	—	—
Taxable/distributable income	$238,357	$82,919	$1,339
(1)Tax information for the fiscal year ended December 31, 2020 is estimated and is not considered final until the Company files its tax return.

The components of accumulated gains / losses as calculated on a tax basis for the years ended December 31, 2020, 2019 and 2018 are as follows:

	For The Year Ended December 31,
	2020	2019	2018
Distributable ordinary income	$32,419	$16,748	$1,339
Other temporary book/tax differences	(5,369)	(4,212)	—
Net unrealized appreciation/(depreciation) on investments	10,431	24,603	(4,231)
Total accumulated under-distributed (over-distributed) earnings	$37,481	$37,139	$(2,892)

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2020, December 31, 2019 and December 31, 2018 were as follows:

	For The Year Ended December 31,
	2020	2019	2018
Gross unrealized appreciation	$58,871	$35,465	$953
Gross unrealized depreciation	(48,439)	(10,862)	(4,962)
Net unrealized appreciation (depreciation)	$10,432	$24,603	$(4,009)

Tax cost of investments	$5,575,511	$3,067,837	$549,334

All of the dividends declared during the year ended December 31, 2020 and 2019 were derived from ordinary income, as determined on a tax basis.

BGSL Investments, a wholly owned subsidiary that was formed in 2019, is a Delaware LLC which has elected to be treated as a corporation for U.S. tax purposes. As such, BGSL Investments is subject to U.S. Federal, state and local taxes. For the Company's tax year ended December 31, 2020, BGSL Investments activity did not result in a material provision for income taxes.

Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
Note 11. Financial Highlights
The following are the financial highlights for the years ended December 31, 2020, 2019 and 2018:

	For The Year Ended December 31,
	2020	2019	2018
Per Share Data:
Net asset value, beginning of period	$26.02	$24.57	$25.00
Net investment income (1)	2.51	2.18	0.17
Net unrealized and realized gain (loss) (2)	(1.03)	1.27	(0.60)
Net increase (decrease) in net assets resulting from operations	1.48	3.45	(0.43)
Distributions declared (3)	(2.30)	(2.00)	—
Total increase (decrease) in net assets	(0.82)	1.45	(0.43)
Net asset value, end of period	$25.20	$26.02	$24.57
Shares outstanding, end of period	129,661,586	64,289,742	9,621,319
Total return based on NAV (4)	6.46%	14.43%	(1.72)%
Ratios:
Ratio of net expenses to average net assets (5)	6.50%	8.50%	8.89%
Ratio of net investment income to average net assets (5)	10.37%	8.46%	6.07%
Portfolio turnover rate	46.80%	31.49%	—%
Supplemental Data:
Net assets, end of period	3,267,809	1,673,117	236,365
Total capital commitments, end of period	3,926,295	3,230,641	952,234
Ratios of total contributed capital to total committed capital, end of period	81.83%	50.55%	25.13%
Asset coverage ratio	230.0%	215.1%	227.8%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2) For the years ended December 31, 2020, 2019 and 2018, the amount shown does not correspond with the aggregate amount for the period as it includes a $(0.81), $0.31 and $(0.03) impact, respectively, from the effect of the timing of capital transactions.
(3)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 8).
(4)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company's dividend reinvestment plan) divided by the beginning NAV per share. Total return does not include sales load.
(5)For the year ended December 31, 2018, amounts are annualized except for organizational costs and expense support amounts relating to organizational costs. For the years ended December 31, 2020, 2019 and 2018, the ratio of total operating expenses to average net assets was 6.43%, 8.47% and 14.09%, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) by the Adviser which represented (0.07%), (0.03)% and 5.20%, respectively, of average net assets.
Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements.  There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of December 31, 2020, except as discussed below.

On February 24, 2021, the Board declared a distribution of $0.50 per share, which is payable on May 14, 2021 to shareholders of record as of March 31, 2021.

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
(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Management
Our business and affairs are managed under the direction of the Board.  The responsibilities of the Board include, among other things, the oversight of our investment activities, the quarterly and non-quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities.  Our Board consists of six members, four of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by the Board.  These individuals are referred to as independent trustees.  Our Board elects the Company’s executive officers, who serve at the discretion of the Board. Effective June 24, 2020, November 4, 2020 and December 31, 2020, respectively, each of Thomas Joyce, Robert Harteveldt and Bennett Goodman resigned from his respective position as a trustee of the Company. Messers, Joyce, Harteveldt and Goodman's resignation was not a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Effective August 26, 2020 and November 5, 2020, the Board appointed Vicki L. Fuller and James F. Clark to the Board, respectively, and as members of the Board's Audit Committee and Nominating and Governance Committee.
Board of Trustees and Executive Officers
Trustees
Information regarding the Board is as follows:

Name	Year of Birth	Position	Trustee Since
Interested Trustee:
Daniel H. Smith, Jr.	1963	Trustee	2018
Brad Marshall	1972	Trustee, Chairperson, and Chief Executive Officer	2018
Independent Trustees:
Robert Bass	1949	Trustee	2018
Tracy Collins	1963	Trustee	2018
Vicki Fuller	1957	Trustee	2020
James Clark	1961	Trustee	2020
The address for each of our trustees is c/o Blackstone Credit BDC Advisors LLC, 345 Park Avenue, 31st Floor, New York, NY 10154.
Executive Officers Who are Not Trustees

Name	Year of Birth	Position
Stephan Kuppenheimer	1970	Chief Financial Officer
Robert W. Busch	1982	Chief Accounting Officer and Treasurer
Beth Chartoff	1969	Public Relations Officer
Marisa J. Beeney	1970	Chief Compliance Officer, Chief Legal Officer and Secretary
Biographical Information
Trustees
Our trustees have been divided into two groups—interested trustees and independent trustees. An interested trustee is an “interested person” as defined in Section 2(a)(19) of the 1940 Act.
Interested Trustees
Brad Marshall, Trustee, Chief Executive Officer of the Company, Senior Managing Director of Blackstone and Co-Head of Performing Credit. Mr. Marshall is Co-head of Blackstone Credit’s Performing Credit Platform and a Senior Managing

Director of Blackstone. Mr. Marshall also serves on the board of trustees of Blackstone Private Credit Fund (“BCRED”). Mr. Marshall focuses on Blackstone Credit’s Direct Lending effort and is a member of the performing credit investment committee. Before joining Blackstone Credit in 2005, at its inception, Mr. Marshall worked in various roles at RBC, including fixed income research and business development within RBC’s private equity funds effort. Prior to RBC, Mr. Marshall helped develop a private equity funds business for TAL Global, a Canadian asset management division of CIBC, and prior to that, he co-founded a microchip verification software company where he served as chief financial officer. Mr. Marshall received an MBA from McGill University in Montreal and a BA (Honors) in Economics from Queen’s University in Kingston, Canada.
Daniel H. Smith, Jr., Trustee, Senior Managing Director of Blackstone and Head of Liquid Credit Strategies. Mr. Smith is a Trustee of the Company, a Senior Managing Director of The Blackstone Group Inc. and is Head of Liquid Credit Strategies unit, which includes various commingled credit funds, permanent capital vehicles, CLOs, closed-end funds and leveraged and unleveraged separately managed accounts (“SMAs”). Mr. Smith is also the Chief Executive Officer, Trustee and Chairman of Blackstone Senior Floating Rate Term Fund (“BSL”), Blackstone Long-Short Credit Income Fund (“BGX”), Blackstone Strategic Credit Fund (“BGB”), Blackstone Floating Rate Enhanced Income Fund (“BGFLX”). Mr. Smith also serves on the board of trustees of BCRED. Mr. Smith joined Blackstone Credit from the Royal Bank of Canada in July 2005 where he was a Managing Partner and Co-Head of RBC Capital Market’s Alternative Investments Unit. Mr. Smith joined RBC in 2001 from Indosuez Capital, a division of Crédit Agricole Indosuez, where he was a Co-Head and Managing Director overseeing the firm’s debt investments business and merchant banking activities. Prior to Indosuez Capital, Mr. Smith was a Principal at Frye-Louis Capital Management in Chicago. He began his career in investment management in 1987 at Van Kampen American Capital (f/k/a Van Kampen Merritt), a mutual fund company in Chicago where he held a variety of positions including Co-Head of the firm’s high-yield investment group and head of the firm’s equity fund complex. Mr. Smith received a B.S. in Petroleum Engineering from the University of Southern California and a Masters in Management from the J.L. Kellogg Graduate School of Management at Northwestern University.
Independent Trustees
Robert Bass. Mr. Bass has served on the board of Groupon, Inc. since June 2012. He served as a Vice Chairman of Deloitte & Touche LLP from 2006 through June 2012, and was a Partner in Deloitte from 1982 through June 2012, where he specialized in e-commerce, mergers and acquisitions, SEC filings and related issues. At Deloitte, Mr. Bass was responsible for all services provided to Forstmann Little and its portfolio companies and was the advisory partner for Blackstone, DIRECTV, 24 Hour Fitness, McKesson, IMG and CSC. In addition, he has been an advisory partner for RR Donnelley, Automatic Data Processing, Community Health Systems, and Avis Budget. Mr. Bass has served on the board of directors of Sims Metal Management (ASX: SGM.AX) and as a member of the risk and audit committee from September 2013 to December 31, 2018, including as Chairman of the risk and audit committee from November 2014, the board of directors and as a member of the audit committee of Apex Tool Group, LLC since December 2014, including as Chairman of the audit committee since April 2015, the board of directors and as Chairman of the audit committee of New Page Corporation from January 2013 (emergence from chapter XI) to January 2015 (sale of the company), and the board of directors and as Chairman of the audit committee of Redfin Corporation (NASDAQ: RDFN) since October 2016. Mr. Bass is a certified public accountant licensed in New York and Connecticut. He is a member of the American Institute of Certified Public Accountants and the Connecticut State Society of Certified Public Accountants. Mr. Bass brings to the Board a wealth of experience and knowledge of public company financial reporting and accounting, including with respect to companies in the e-commerce sector, and his experience at the highest levels of a Big Four accounting firm is an invaluable resource to the Board in its oversight of the Company’s SEC filings, all of which make him well qualified to serve on our Board. Mr. Bass also serves on the board of trustees of BCRED.
James F. Clark. Mr. Clark has served as a Partner with Sound Shore Management, Inc. since 2004. At Sound Shore, Mr. Clark is a generalist on the investment team, responsible for the firm’s investments in energy, industrials, materials, utilities, and consumer staples stocks. His tenure also includes having served on Sound Shore’s Investment Committee and operating committee. Previously, Mr. Clark worked at Credit Suisse First Boston from 1984 to 2004, most recently as a Managing Director from 1996 to 2004. At Credit Suisse First Boston, Mr. Clark served as Head of US Equity Research from 2000-2004, and as the firm’s International and Domestic Oil Analyst from 1989-2000. Mr. Clark was selected to Institutional Investor magazine’s All America Research teams for both International and Domestic Oils from 1993-1999. Mr. Clark was also recognized by the Wall Street Journal as an All-Star Analyst from 1994 to 1999, and named to that newspaper’s All-Star Analyst Hall of Fame in 1998 and 1999. Mr. Clark has an MBA from Harvard University and a BA from Williams College, cum laude and with highest honors. Mr. Clark brings a broad range of knowledge and experience with investing in and analyzing securities investments, and his experience managing investments is a significant resource for the Company. Mr. Clark also serves on the board of trustees of BCRED.
Tracy Collins. Ms. Collins is an independent finance professional and most recently served as CEO to SmartFinance LLC (2013-2017), a Fintech startup purchased by MidFirst Bank in December of 2017. During her career in financial services,

Ms. Collins worked as a Senior Managing Director (Partner) and Head of Asset-Backed Securities Research at Bear Stearns & Co., Inc. for six years and prior to that as a Managing Director (Partner) and Head of Asset-Backed Securities and Structured Products at Credit Suisse (formerly known as Credit Suisse First Boston) for nine years. During her tenure as a structured product specialist, Ms. Collins was consistently recognized as a “First Team All American Research Analyst.” Ms. Collins served as an independent director for KKR Financial from August 2006 to May 2014. She graduated from the University of Texas at Austin in the Plan II Honors Program. Ms. Collins has held numerous management positions and her broad experiences in the financial services sector provide her with skills and valuable insight in handling complex financial transactions and issues, all of which make her well qualified to serve on our Board. Ms. Collins’ spouse is the founder, managing partner and co-CIO of Good Hill Partners LP (“Good Hill”).  Good Hill is a registered investment adviser that manages various types of collective investment vehicles and investment accounts. Affiliates of the Adviser (but not the Adviser) have invested on behalf of their clients in Good Hill-managed vehicles or accounts since 2010, and the amount of such investment is material to Good Hill. Ms. Collins also serves on the board of trustees of BCRED.
Vicki L. Fuller. Ms. Fuller has served as a Director of The Williams Companies, Inc. since 2018. Ms. Fuller joined the board of The Williams Companies, Inc. after retirement from the New York State Common Retirement Fund (“NYSCRF”) where she served as Chief Investment Officer beginning in August 2012. NYSCRF is the third largest public pension fund in the nation and holds and invests the assets of the New York State and Local Retirement System on behalf of more than one million state and local government employees and retirees and their beneficiaries. Prior to joining NYSCRF, Ms. Fuller spent 27 years in leadership positions at AllianceBernstein Holding L.P., which has approximately $500 billion in assets under management. She joined the company in 1993 from the Equitable Capital Management Corporation, which was acquired by Alliance Capital Management LP (in 2000, the company became AllianceBernstein LP after the company acquired Sanford C. Bernstein). In December 2019, Ms. Fuller was appointed to the board of directors of Treliant, LLC, an international multi-industry consulting firm specializing in regulatory requirements. In 2018, Ms. Fuller was appointed to the Board of Trustees for Fidelity Equity and High Income Funds. Ms. Fuller, who was inducted into the National Association of Securities Professionals Wall Street Hall of Fame, was named to Chief Investment Officer Magazine’s “Power 100” and received the Urban Technology Center’s Corporate Leadership Award. She has also been named one of the most powerful African Americans on Wall Street by Black Enterprise. Ms. Fuller’s skills, experience, and attributes include: executive leadership, public policy and government, securities and capital markets, financial and accounting, and diversity, all of which make her well qualified to serve on our Board. Ms. Fuller also serves on the board of trustees of BCRED.
Executive Officers Who Are Not Trustees
Beth Chartoff, Public Relations Officer of the Company, Senior Managing Director of Blackstone and Head of Blackstone Credit's Investor Relations and Business Development. Ms. Chartoff is the Public Relations Officer of the Company, a Senior Managing Director of Blackstone and Head of Investor Relations and Business Development at Blackstone Credit. Before joining Blackstone Credit in 2005, Ms. Chartoff worked as a Director in Investment Banking at Banc of America Securities in the Financial Sponsors Group. Prior to working at Banc of America Securities, Ms. Chartoff was in the investment banking groups of Credit Suisse and DLJ. Ms. Chartoff worked on a variety of financing, M&A and restructuring transactions in the consumer & retail and media & telecommunications industries. Ms. Chartoff received a B.A. in Economics from Cornell University and an M.B.A. from the Wharton School of the University of Pennsylvania. She is Head of the Blackstone Women’s Initiative, focused on the recruitment, retention and advancement of women at the firm. In addition, Ms. Chartoff serves as a member of the Executive Committee of American Ballet Theatre’s Board of Governing Trustees.
Stephan Kuppenheimer, Chief Financial Officer. Mr. Kuppenheimer is the Chief Financial Officer of the Company and a Senior Managing Director with Blackstone Credit. He is a member of Blackstone Credit’s Performing Credit Group focused on portfolio management and capital markets. Mr. Kuppenheimer is a member of the performing credit investment committee. Before joining Blackstone Credit, then known as GSO Capital Partners, in 2015 Mr. Kuppenheimer was a Senior Managing Director at Stifel Financial where he served as Head of Principal Investing and Head of Debt Capital Markets from 2010 to 2015. Prior to Stifel, Mr. Kuppenheimer was founder and CEO of FSI Capital, an alternative asset management company focused on U.S. credit products. Previously, Mr. Kuppenheimer was head of CLOs and structured funds for Merrill Lynch. Mr. Kuppenheimer received a J.D., with Distinction, from Emory University School of Law and a B.A. from Colgate University with Honors in Philosophy. Mr. Kuppenheimer serves on the board of trustees for the George Jackson Academy.
Marisa J. Beeney, Chief Compliance Officer, Chief Legal Officer and Secretary. Ms. Beeney has been with Blackstone Credit since 2007 and is a Senior Managing Director and General Counsel of Blackstone Credit. As General Counsel, Ms. Beeney works on a variety of legal matters within Blackstone Credit and oversees all legal and compliance issues. Ms. Beeney is the Chief Compliance Officer, Chief Legal Officer and Secretary of BSL, BGX, BGB, BGFLX and BCRED. Before joining Blackstone Credit, Ms. Beeney was an attorney at DLA Piper within the finance group. Prior to that, she worked at Latham & Watkins primarily on project finance and development transactions, as well as leveraged finance transactions, restructurings and certain structured credit products. Ms. Beeney holds a B.S. in Engineering from Cornell University, and a J.D., magna cum laude, from Boston University.
Robert Busch, Chief Accounting Officer and Treasurer. Mr. Busch is the Chief Accounting Officer and Treasurer of the Company and a Senior Vice President with Blackstone Credit. Mr. Busch is the Chief Financial Officer and Treasurer of BSL, BGX, BGB and BGFLX and the Treasurer and Chief Accounting Officer of BCRED. Mr. Busch joined Blackstone Credit in 2018. Mr. Busch worked previously at Fifth Street Asset Management from 2012 to 2018, where he was Senior Vice President Finance and served as Controller of the firm’s two publicly traded business development companies and publicly traded alternative asset manager. Prior to that, Mr. Busch was an Audit Manager at Deloitte & Touche LLP serving clients in various industries including alternative asset management and real estate. Mr. Busch is a Certified Public Accountant in the state of New York and received a Bachelor’s Degree in Business Administration with a concentration in Accounting from Boston University’s Questrom School of Business where he graduated cum laude.
Board Leadership Structure
Our business and affairs are managed under the direction of our Board. Among other things, our Board sets broad policies for us and approves the appointment of our investment adviser, administrator and officers. The role of our Board, and of any individual Trustee, is one of oversight and not of management of our day-to-day affairs.
Under our bylaws, our Board may designate one of our Trustees as chair to preside over meetings of our Board and meetings of shareholders, and to perform such other duties as may be assigned to him or her by our Board. The Board has appointed Brad Marshall to serve in the role of chairperson of the Board. The chairperson’s role is to preside at all meetings of the Board and to act as a liaison with the Adviser, counsel and other Trustees generally between meetings. The chairperson serves as a key point person for dealings between management and the Trustees. The chairperson also may perform such other functions as may be delegated by the Board from time to time. The Board reviews matters related to its leadership structure annually. The Board has determined that its leadership structure is appropriate because it allows the Board to exercise informed and independent judgment over the matters under its purview and it allocates areas of responsibility among committees of Trustees and the full board in a manner that enhances effective oversight.
Our Board believes that its leadership structure is the optimal structure for us at this time. Our Board, which will review its leadership structure periodically as part of its annual self-assessment process, further believes that its structure is presently appropriate to enable it to exercise its oversight of us.
Following an Exchange Listing, the Trustees may be classified, with respect to the terms for which they severally hold office, into classes, as determined by the Board, as nearly equal in size as is practicable.
Board’s Role in Risk Oversight
Our Board performs its risk oversight function primarily through (i) its standing committees, which report to the entire Board and are comprised solely of independent Trustees, and (ii) active monitoring of our chief compliance officer and our compliance policies and procedures. Oversight of other risks is delegated to the committees.
Oversight of our investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of our investment activities. The Board anticipates reviewing risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’ oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.
We believe that the role of our Board in risk oversight is effective and appropriate given the extensive regulation to which we are already subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, we are limited in our ability to enter into transactions with our affiliates, including investing in any portfolio company in which one of our affiliates currently has an investment.

Corporate Governance
Committees
The Board has an Audit Committee and a Nominating Committee and may form additional committees in the future.
Audit Committee
The Audit Committee is composed of Robert Bass, Tracy Collins, Vicki Fuller and James Clark, each of whom is not considered an “interested person” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act.  Robert Bass serves as Chair of the Audit Committee.  Our Board determined that Robert Bass is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the 1934 Act.  The Audit Committee members meet the current independence and experience requirements of Rule 10A-3 of the 1934 Act.
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
Nominating and Governance Committee
The Nominating Committee is composed of Robert Bass, Tracy Collins, Vicki Fuller and James Clark, each of whom is not considered an “interested person” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act. Tracy Collins serves as Chair of the Nominating Committee.
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
Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual trustees or any group or committee of trustees, correspondence should be addressed to the Board or any such individual trustees or group or committee of trustees by either name or title. The address for each of our trustees is c/o Blackstone Credit BDC Advisors LLC, 345 Park Avenue, 31st Floor, New York, NY 10154. Any communication to report potential issues regarding accounting, internal controls and other auditing matters will be directed to the Audit Committee. Appropriate Company personnel will review and sort through communications before forwarding them to the addressee(s).

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the 1934 Act requires our executive officers, members of our Board, and persons who own more than ten percent of our shares to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us, we believe that, with respect to the fiscal year ended December 31, 2020, such persons complied with all such filing requirements.
Dollar Range of Equity Securities Beneficially Owned by Directors
The following table sets forth the dollar range of equity securities of the Company beneficially owned by each trustee of February 26, 2021:

	Dollar Range of Equity Securities in the Company(1)(2)	Dollar Range of Equity Securities in the Fund Complex(1)(2)(3)
Interested Trustees
Daniel H. Smith, Jr.	over $100,000	over $100,000
Brad Marshall	over $100,000	over $100,000
Independent Trustees
Robert Bass	over $100,000	over $100,000
Tracy Collins	None	None
Vicki L. Fuller (4)	None	None
James F. Clark (5)	None	over $100,000
(1)Dollar ranges are as follows: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or over $100,000.
(2)Dollar ranges were determined using the number of shares that are beneficially owned as of February 26, 2021, multiplied by the Company’s net asset value per share as of December 31, 2020.
(3)The "Fund Complex" consists of the Company, Blackstone Private Credit Fund, the Blackstone Credit Closed-End Funds (Blackstone Senior Floating Rate Term Fund, Blackstone Long Short Credit Income Fund, Blackstone Strategic Credit Fund and Blackstone Floating Rate Enhanced Income Fund), as well as the Blackstone Real Estate Income Funds (Blackstone Real Estate Income Fund, Blackstone Real Estate Income Fund II and Blackstone Real Estate Income Master Fund), the Blackstone Alternative Alpha Funds (Blackstone Alternative Alpha Fund, Blackstone Alternative Alpha Fund II and Blackstone Alternative Alpha Master Fund) and Blackstone Alternative Multi-Strategy Fund.
(4)Ms. Fuller joined the Board on August 26, 2020.
(5)Mr. Clark joined the Board on November 5, 2020.

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
Trustee Compensation
No compensation is paid to our trustees who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act.  Effective January 1, 2021, we pay each independent trustee: (i) $100,000 per year (prorated for any partial year), (ii) $2,500 for each regular meeting of the Board attended, (iii) $1,000 for each committee meeting attended (in addition to regular meeting fees to the extent committees meet on regular meeting dates) and (iv) $10,000 per year for the chairman of the Audit

Committee. We are also authorized to pay the reasonable out-of-pocket expenses of each independent trustee incurred by such trustee in connection with the fulfillment of his or her duties as an independent trustee.

	Total Compensation earned from the Company for Fiscal Year 2020 (8)	Total Compensation earned from Fund Complex for Fiscal Year 2020 (9)
Interested Trustees
Bennett Goodman (2)	$—	$—
Daniel H. Smith, Jr. (1)	$—	$—
Brad Marshall (1)	$—	$—
Independent Trustees
Robert Bass (3)	$127,500	$160,281
Tracy Collins	$120,000	$150,071
Robert Harteveldt (4)	$101,383	$101,383
Thomas Joyce (5)	$52,764	$52,764
Vicki L. Fuller (6)	$46,867	$76,938
James F. Clark (7)	$18,617	$32,362
(1)These are interested trustees and, as such, do not receive compensation from the Company or the Fund Complex for their services as trustees.
(2)Mr. Goodman resigned from the Board on December 31, 2020.
(3)Includes compensation as chairman of Audit Committee.
(4)Mr. Harteveldt resigned from the Board on November 4, 2020.
(5)Mr. Joyce resigned from the Board on June 24, 2020.
(6)Ms. Fuller joined the Board on August 26, 2020.
(7)Mr. Clark joined the Board of November 5, 2020.
(8)The Company does not have a profit-sharing plan, and trustees do not receive any pension or retirement benefits from the Company.
(9)The Blackstone Credit Closed-End Funds, the Blackstone Real Estate Income Funds, the Blackstone Alternative Alpha Funds and Blackstone Alternative Multi Strategy Fund do not pay compensation to the trustees of the Company. Blackstone Private Credit Fund does pay compensation to the Independent Trustees of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth, as of February 26, 2021, the beneficial ownership of each current trustee, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 130,103,628 shares outstanding as of February 26, 2021.
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

	Type of Ownership	Number of Shares Owned	Percentage
Interested Trustees
Daniel H. Smith, Jr.	Record/Beneficial	19,599	(1)
Brad Marshall	Record/Beneficial	75,274	(1)
Independent Trustees
Robert Bass	Record/Beneficial	4,003	(1)
Tracy Collins	—	—	—
Vicki L. Fuller	—	—	—
James F. Clark	—	—	—
Executive Officers Who Are Not Directors
Stephan Kuppenheimer	Record/Beneficial	11,291	(1)
Robert W. Busch	—	—	—
Beth Chartoff	Record/Beneficial	1,882	(1)
Marisa J. Beeney	—	—	—
All Trustees and Executive Officers as a Group (10 persons)		112,049	(1)
Five-Percent Shareholder
Universities Superannuation Scheme	Record/Beneficial	10,837,466	8.3%
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
For the years ended December 31, 2020, 2019 and 2018, base management fees were $32.9 million, $12.6 million and $0.3 million, respectively. As of December 31, 2020 and December 31, 2019, $10.3 million and $5.0 million, respectively, was payable to the Adviser relating to management fees.
For the years ended December 31, 2020, 2019 and 2018, the Company accrued income based incentive fees of $42.0 million, $13.8 million and $0.0 million, respectively. As of December 31, 2020 and December 31, 2019, $15.3 million and $6.3 million, respectively was payable to the Adviser for income based incentive fees.
For the years ended December 31, 2020, 2019 and 2018, the Company incurred $2.3 million, $1.5 million and $0.4 million, respectively, under the Administration Agreement, which were recorded in administrative service fees in the

Company’s Consolidated Statement of Operations. As of December 31, 2020 and December 31, 2019, $1.1 million and $0.9 million, respectively, was unpaid and included in due to affiliate in the Consolidated Statement of Assets and Liabilities.
Co-Investment Relief
We have in the past co-invested, and in the future may co-invest, with certain affiliates of the Adviser.  We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Board has established Board Criteria clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more Blackstone Credit BDCs and other public or private Blackstone Credit funds that target similar assets. If an investment falls within the Board Criteria, Blackstone Credit must offer an opportunity for the Blackstone Credit BDCs to participate.  The Blackstone Credit BDCs may determine to participate or not to participate, depending on whether Blackstone Credit determines that the investment is appropriate for the Blackstone Credit BDCs (e.g., based on investment strategy).  The co-investment is generally allocated to us, any other Blackstone Credit BDCs and the other Blackstone Credit funds that target similar assets pro rata based on available capital in the applicable asset class.  If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.
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
Item 14. Principal Accounting Fees and Services.
Audit Fees
The aggregate audit fees billed by Deloitte & Touche LLP for the years ended December 31, 2020, 2019 and 2018 were $550,000, $425,000 and $50,000, respectively.
Fees included in the audit fees category are those associated with the seed and annual audit of the Company’s financial statements and services that are normally provided in connection with statutory and regulatory filings.
Audit-Related Fees
The aggregate audit-related fees billed by Deloitte & Touche LLP for the years ended December 31, 2020, 2019 and 2018 were $105,000, $0 and $0, respectively.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
No audit related fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2020, 2019 and 2018.
Tax Fees
No tax fees were billed by Deloitte & Touche LLP for services rendered to the Company for professional tax services for the years ended December 31, 2020, 2019 and 2018.
Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns.
No tax fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2020, 2019 and 2018.
All Other Fees
No fees were billed by Deloitte & Touche LLP for products and services provided to the Company, other than the services reported in “Audit Fees” above, for the years ended December 31, 2020, 2019 and 2018.
No fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2020, 2019 and 2018.
Aggregate Non-Audit Fees
No non-audit fees were billed to the Adviser and service affiliates by Deloitte & Touche LLP for non-audit services for the years ended December 31, 2020, 2019 and 2018. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.
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
PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this annual report:
(1)Financial Statements – Financial statements are included in Item 8. See the Index to the consolidated financial statements on page 111 of this annual report on Form 10-K.
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
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description of Exhibits

3.1	Third Amended and Restated Agreement and Declaration of Trust (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 19, 2019).

3.1.1	Certificate of Amendment to Certificate of Trust, effective December 10, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 10, 2020).

3.2	Bylaws, dated July 31, 2018 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on October 1, 2018).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on October 1, 2018).

4.2
Registration Rights Agreement between the Company and Universities Superannuation Scheme Limited, dated November 20, 2018 (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K filed on March 18, 2019).

4.3
Registration Rights Agreement, dated as of June 18, 2020, by and among the Company and QIA FIG Holding LLC (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2020).

4.4
Registration Rights Agreement, dated as of July 15, 2020, by and among the Company, Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC, as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 17, 2020).

4.5
Registration Rights Agreement, dated as of October 23, 2020, by and among the Company and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and SMBC Nikko Securities America, Inc., as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 27, 2020).

4.6
Registration Rights Agreement, dated as of December 1, 2020, by and among the Company and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and SMBC Nikko Securities America, Inc., as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on December 2, 2020).

4.7	Description of Common Shares of Beneficial Interest (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on February 27, 2020).

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

Exhibit Number	Description of Exhibits

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

10.7.3
Third Amendment to Loan and Security Agreement between BGSL Jackson Hole Funding LLC, the Company, the lenders party thereto, Citibank, N.A., Virtus Group, LP and JPMorgan Chase Bank, National Association, dated July 28, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2020).

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

Exhibit Number	Description of Exhibits
10.10.1
First Amendment to the Revolving Credit Agreement between BGSL Breckenridge Funding LLC, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated June 11, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2019).

10.10.2
Second Amendment to the Revolving Credit Agreement between BGSL Breckenridge Funding LLC, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated August 2, 2019 (incorporated by reference to Exhibit 10.10.2 to the Company’s Quarterly Report on Form 10-K filed on February 28, 2020).

10.10.3
Third Amendment to the Revolving Credit Agreement between BGSL Breckenridge Funding LLC, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated September 27, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2019).

10.10.4
Fourth Amendment to the Revolving Credit Agreement between BGSL Breckenridge Funding LLC, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated April 13, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2020).

10.11
Credit Agreement among BGSL Big Sky Funding LLC, the lender parties hereto, Bank of America, N.A., BOFA Securities, Inc., the Company and Wells Fargo Bank, National Association, dated December 10, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2019).

10.11.1
First Amendment to the Credit Agreement among BGSL Big Sky Funding LLC, the lender parties hereto, Bank of America, N.A., BOFA Securities, Inc., the Company and Wells Fargo Bank, National Association, dated December 30, 2020 *

10.12	Senior Secured Credit Agreement, dated as of June 15, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 19, 2020).

10.12.1
Amendment No. 1, dated as of June 29, 2020, to the Senior Secured Credit Agreement, dated as of June 15, 2020, by and among the Company, each of the lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed July 29, 2020).

10.12.2	Incremental Assumption Agreement, dated as of November 3, 2020, by and among the Company, each of the lenders from time to time party thereto and Citibank, N.A., as administrative agent. *

10.13
Indenture, dated as of July 15, 2020, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 17, 2020).

10.13.1
First Supplemental Indenture, dated as of July 15, 2020, relating to the 3.650% Notes due 2023, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 17, 2020).

10.13.2
Second Supplemental Indenture, dated as of October 23, 2020, relating to the 3.625% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 27, 2020).

10.13.3	Form of 3.650% Notes Due 2023 (included as part of Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 17, 2020).

Exhibit Number	Description of Exhibits

10.13.4	Form of 3.625% Notes due 2026 (included as part of Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 27, 2020).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed on March 18, 2019).

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on February 27, 2020)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_________________________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blackstone Secured Lending Fund

Date: March 3, 2021	By:	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on March 3, 2021.

Name	Title

/s/ Brad Marshall	Chief Executive Officer and Trustee
Brad Marshall

/s/ Stephan Kuppenheimer	Chief Financial Officer
Stephan Kuppenheimer

/s/ Robert W. Busch	Chief Accounting Officer and Treasurer
Robert W. Busch

/s/ Robert Bass	Trustee
Robert Bass

/s/ Tracy Collins	Trustee
Tracy Collins

/s/ James Clark	Trustee
James Clark

/s/ Vicki Fuller	Trustee
Vicki Fuller

/s/ Daniel H. Smith, Jr.	Trustee
Daniel H. Smith, Jr.