Form 10-Q
period 2021-03-31
Blackstone Secured Lending Fund
filed 2021-05-12
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒
The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of May 10, 2021 was 130,105,225.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Blackstone Secured Lending Fund (together, with its consolidated subsidiaries, the “Company,” “we,” "us" or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
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
•actual and potential conflicts of interest with Blackstone Credit BDC Advisors LLC (the “Adviser”) or any of its affiliates;
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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A of this Form 10-Q. These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “1934 Act”).

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Blackstone Secured Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (cost of $6,037,571 and $5,575,482 at March 31, 2021 and December 31, 2020, respectively)	$6,081,065	$5,585,942
Non-controlled/affiliated investments (cost of $25,645 and $0 at March 31, 2021 and December 31, 2020, respectively)	24,299	—
Total investments at fair value (cost of $6,063,216 and $5,575,482 at March 31, 2021 and December 31, 2020, respectively)	6,105,364	5,585,942
Cash and cash equivalents	291,724	217,993
Interest receivable from non-controlled/non-affiliated investments	23,927	21,456
Deferred financing costs	6,523	6,933
Receivable for investments sold	76,462	114,537
Subscription receivable	24	3,427
Other assets	365	578
Total assets	$6,504,389	$5,950,866
LIABILITIES
Debt (net of unamortized debt issuance costs of $22,553 and $14,170 at March 31, 2021 and December 31, 2020, respectively)	$2,946,162	$2,500,393
Payable for investments purchased	112,234	48,582
Due to affiliates	3,714	5,546
Management fees payable	11,677	10,277
Income based incentive fee payable	14,347	15,262
Capital gains incentive fee payable	6,454	1,077
Interest payable	18,894	14,715
Distribution payable (Note 8)	65,052	86,638
Accrued expenses and other liabilities	152	567
Total liabilities	3,178,686	2,683,057
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, $0.001 par value (unlimited shares authorized; 130,105,225 and 129,661,586 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	130	130
Additional paid in capital	3,243,741	3,232,562
Distributable earnings (loss)	81,832	35,117
Total net assets	3,325,703	3,267,809
Total liabilities and net assets	$6,504,389	$5,950,866
NET ASSET VALUE PER SHARE	$25.56	$25.20
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$127,950	$77,591
Payment-in-kind interest income	1,917	2,602
Fee income	843	2
Total investment income	130,710	80,195
Expenses:
Interest expense	21,146	16,071
Management fees	11,677	6,537
Income based incentive fee	14,347	8,268
Capital gains incentive fee	5,377	(4,218)
Professional fees	586	526
Board of Trustees' fees	131	115
Administrative service expenses (Note 3)	492	583
Other general and administrative	1,317	830
Amortization of offering costs	—	307
Total expenses	55,073	29,019
Recoupment of expense support (Note 3)	—	400
Net expenses	55,073	29,419
Net investment income before excise tax	75,637	50,776
Excise tax expense	(282)	104
Net investment income after excise tax	75,919	50,672
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	34,112	(358,814)
Non-controlled/affiliated investments	(1,346)	—
Translation of assets and liabilities in foreign currencies	(714)	(13)
Net unrealized appreciation (depreciation)	32,052	(358,827)
Realized gain (loss):
Non-controlled/non-affiliated investments	4,634	699
Foreign currency transactions	(838)	(4)
Net realized gain (loss)	3,796	695
Net realized and unrealized gain (loss)	35,848	(358,132)
Net increase (decrease) in net assets resulting from operations	$111,767	$(307,460)
Net investment income per share (basic and diluted)	$0.58	$0.67
Earnings (loss) per share (basic and diluted)	$0.86	$(4.05)
Weighted average shares outstanding (basic and diluted)	129,967,204	75,856,683
Distributions declared per share	$0.50	$0.50
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2020	$130	$3,232,562	$35,117	$3,267,809
Issuance of common shares	—	—	—	—
Reinvestment of dividends	—	11,179	—	11,179
Net investment income	—	—	75,919	75,919
Net realized gain (loss) on investments	—	—	3,796	3,796
Net change in unrealized appreciation (depreciation) on investments	—	—	32,052	32,052
Dividends declared from net investment income	—	—	(65,052)	(65,052)
Balance, March 31, 2021	$130	$3,243,741	$81,832	$3,325,703

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2019	$64	$1,635,915	$37,138	$1,673,117
Issuance of common shares	17	440,834	—	440,851
Reinvestment of dividends	—	2,882	—	2,882
Net investment income	—	—	50,672	50,672
Subscribed but unissued shares	15	324,031	—	324,046
Subscriptions receivable	(15)	(324,031)	—	(324,046)
Net realized gain (loss) on investments	—	—	695	695
Net change in unrealized appreciation (depreciation) on investments	—	—	(358,827)	(358,827)
Dividends declared from net investment income	—	—	(37,929)	(37,929)
Balance, March 31, 2020	$81	$2,079,631	$(308,251)	$1,771,461

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$111,767	$(307,460)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(32,766)	358,814
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	714	13
Net realized (gain) loss on investments	(4,634)	(699)
Payment-in-kind interest capitalized	(1,883)	(2,647)
Net accretion of discount and amortization of premium	(21,143)	(6,188)
Amortization of deferred financing costs	514	543
Amortization of debt issuance costs	1,053	—
Amortization of offering costs	—	306
Purchases of investments	(1,097,111)	(1,022,892)
Proceeds from sale of investments and principal repayments	637,037	130,149
Changes in operating assets and liabilities:
Interest receivable	(2,471)	1,915
Receivable for investments sold	38,075	(17,899)
Other assets	213	213
Payable for investments purchased	63,652	145,840
Due to affiliates	(1,960)	103
Management fee payable	1,400	1,492
Income based incentive fee payable	(916)	1,923
Capital gains incentive fee payable	5,377	(4,218)
Interest payable	4,179	(291)
Accrued expenses and other liabilities	(415)	(861)
Net cash provided by (used in) operating activities	(299,318)	(721,844)
Cash flows from financing activities:
Borrowings on debt	1,013,526	581,711
Repayments on debt	(567,590)	(241,205)
Deferred financing costs paid	(169)	—
Debt issuance costs paid	(409)	—
Deferred offering costs paid	—	—
Dividends paid in cash	(75,458)	(24,937)
Proceeds from issuance of common shares	3,403	446,793
Net cash provided by (used in) financing activities	373,303	762,362
Net increase (decrease) in cash and cash equivalents	73,985	40,518
Effect of foreign exchange rate changes on cash and cash equivalents	(254)	(14)
Cash and cash equivalents, beginning of period	217,993	65,495
Cash and cash equivalents, end of period	$291,724	$105,999

Supplemental information and non-cash activities:
Interest paid during the period	$15,190	$15,723
Subscription receivable	$24	$—
Distribution payable	$65,052	$37,929
Reinvestment of distributions during the period	$11,179	$2,882
Non-cash deferred financing costs activity	$(64)	$—
Accrued but unpaid debt issuance costs	$192	$—
Excise taxes paid	$131	$—
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2021 (in thousands) (Unaudited)

Investments (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Corfin Holdings, Inc. (4)(10)	L + 6.00%	7.00%	2/5/2026	$202,950	$199,670	$202,443	6.09%
MAG DS Corp. (4)(10)	L + 5.50%	6.50%	4/1/2027	87,387	79,726	85,858	2.58
TCFI AEVEX, LLC (4)(7)(10)	L + 6.00%	7.00%	3/18/2026	101,763	99,928	100,614	3.03
					379,324	388,915	11.70
Air Freight & Logistics
Livingston International, Inc. (4)(6)(10)	L + 5.75%	6.75%	4/30/2026	121,828	118,315	121,218	3.64
Mode Purchaser, Inc. (4)(10)	L + 6.25%	7.25%	12/9/2026	176,542	173,672	170,804	5.14
Omni Intermediate Holdings, LLC - Revolving Term Loan (4)(5)(7)(11)	L + 6.00%	7.25%	12/30/2025	35	22	34	—
Omni Intermediate Holdings, LLC (4)(5)(7)(10)	L + 5.00%	6.00%	12/30/2026	5,000	4,880	4,938	0.15
R1 Holdings, LLC (4)(10)	L + 6.00%	7.06%	1/2/2026	57,523	56,837	57,523	1.73
SEKO Global Logistics Network, LLC (4)(5)(7)(10)	L + 5.00%	6.00%	12/30/2026	4,688	4,601	4,599	0.14
					358,327	359,116	10.80
Building Products
Fencing Supply Group Acquisition, LLC (4)(5)(7)(10)	L + 6.00%	7.00%	2/26/2027	53,924	52,671	52,669	1.58
Jacuzzi Brands, LLC (4)(10)	L + 6.50%	7.50%	2/25/2025	94,817	93,640	93,632	2.82
Latham Pool Products, Inc. (8)	L + 6.00%	6.11%	6/18/2025	78,062	76,353	78,197	2.35
Lindstrom, LLC (4)(10)	L + 6.25%	7.25%	4/7/2025	129,404	127,750	129,404	3.89
The Wolf Organization, LLC (4)(10)	L + 6.50%	7.50%	9/3/2026	95,499	94,025	95,499	2.87
Windows Acquisition Holdings, Inc. (4)(5)(10)	L + 6.50%	7.50%	12/29/2026	62,838	61,635	61,581	1.85
					506,073	510,983	15.36
Chemicals
DCG Acquisition Corp. (4)(5)(8)	L + 4.50%	4.61%	9/30/2026	34,911	34,650	34,868	1.05
DCG Acquisition Corp. (4)(7)(10)	L + 7.50%	8.50%	9/30/2026	39,700	38,827	43,273	1.30
NIC Acquisition Corp. (9)	L + 3.75%	4.50%	12/29/2027	735	732	737	0.02
Polymer Additives, Inc. (8)	L + 6.00%	6.21%	7/31/2025	29,377	28,385	26,903	0.81
USALCO, LLC (4)(7)(11)	L + 7.25%	8.50%	6/1/2026	166,333	162,508	168,130	5.07
USALCO, LLC (4)(11)	L + 6.50%	7.75%	6/1/2026	35,604	34,924	34,891	1.05
VDM Buyer, Inc. (4)(8)	L + 6.00%	6.22%	4/22/2025	€23,962	26,607	27,318	0.82
VDM Buyer, Inc. (4)(8)	L + 6.75%	6.98%	4/22/2025	62,929	62,078	61,041	1.84
					388,710	397,161	11.95

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2021 (in thousands) (Unaudited)

Investments (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies
JSS Holdings, Inc. (4)(10)	L + 6.25% (incl. 2.00% PIK)	7.25%	12/17/2027	327,992	323,298	323,072	9.71
The Action Environmental Group, Inc. (4)(7)(11)	L + 6.00%	7.25%	1/16/2026	117,976	115,914	113,257	3.41
Veregy Consolidated, Inc. (10)	L + 6.00%	7.00%	11/2/2027	21,259	20,703	21,392	0.64
					459,914	457,721	13.76
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(7)(10)	L + 5.00%	6.00%	12/31/2027	17,049	16,390	16,498	0.50
IEA Energy Services, LLC (8)	L + 6.75%	6.95%	9/25/2024	30,517	29,485	30,612	0.92
					45,875	47,110	1.42
Distributors
Bution Holdco 2, Inc. (4)(10)	L + 6.25%	7.25%	10/17/2025	102,802	101,245	100,746	3.03
Dana Kepner Company, LLC (4)(7)(10)	L + 6.25%	7.25%	12/29/2026	71,488	70,119	70,058	2.11
EIS Buyer, LLC (4)(12)	L + 6.25%	7.75%	9/30/2025	81,617	80,394	79,169	2.38
Fastlane Parent Company, Inc. (8)	L + 4.50%	4.61%	2/4/2026	7,462	7,359	7,471	0.22
NDC Acquisition Corp. (4)(10)	L + 5.75%	6.75%	3/9/2027	22,500	21,888	21,881	0.66
NDC Acquisition Corp. - Revolving Term Loan (4)(5)(7)(10)	L + 5.75%	6.75%	3/9/2027	514	421	420	0.01
PSS Industrial Group Corp. (4)(12)	L + 8.00% (incl. 2.00% PIK)	9.50%	4/10/2025	55,952	53,149	44,762	1.35
Tailwind Colony Holding Corporation (4)(10)	L + 7.50%	8.50%	11/13/2024	32,964	32,640	31,975	0.96
Unified Door & Hardware Group, LLC (4)(10)	L + 6.25%	7.25%	6/30/2025	90,832	89,282	90,832	2.73
					456,496	447,314	13.45
Diversified Financial Services
SelectQuote, Inc. (4)(9)	L + 5.00%	5.75%	11/5/2024	59,714	58,253	59,714	1.80
Electric Utilities
Qualus Power Services Corp. (4)(7)(10)	L + 5.50%	6.50%	3/26/2027	42,750	41,490	41,487	1.25
Electrical Equipment
Shoals Holdings, LLC (4)(10)	L + 3.25%	4.25%	11/25/2026	85,161	83,120	85,587	2.57
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(5)(7)(10)	L + 6.00%	7.00%	12/23/2026	116,833	114,153	115,124	3.46
Convergeone Holdings, Inc. (8)	L + 5.00%	5.11%	1/4/2026	14,580	14,172	14,122	0.42
					128,325	129,246	3.89
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(12)	L + 7.00%	8.50%	10/4/2024	50,381	49,321	46,603	1.40
Tetra Technologies, Inc. (4)(6)(10)	L + 6.25%	7.25%	9/10/2025	20,098	19,998	19,043	0.57
					69,319	65,646	1.97

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2021 (in thousands) (Unaudited)

Investments (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services
DCA Investment Holdings, LLC (4)(7)(9)	L + 6.25%	7.00%	3/12/2028	22,090		21,714	21,711	0.65
Epoch Acquisition, Inc. (4)(10)	L + 6.75%	7.75%	10/4/2024	24,750		24,550	24,750	0.74
Healthcomp Holding Company, LLC (4)(5)(7)(10)	L + 6.00%	7.00%	10/27/2026	87,082		84,789	85,702	2.58
Jayhawk Buyer, LLC (4)(7)(10)	L + 5.75%	6.75%	10/15/2026	116,114		113,375	114,658	3.45
Monroe Capital Holdings, LLC (4)(7)(10)	L + 6.75%	7.75%	9/8/2026	107,665		105,724	106,588	3.20
Odyssey Holding Company, LLC (4)(10)	L + 5.75%	6.75%	11/16/2025	18,898		18,690	18,898	0.57
The GI Alliance Management, LLC (4)(10)	L + 6.25%	7.25%	11/4/2024	274,248		268,368	267,392	8.04
						637,210	639,699	19.24
Health Care Technology
Edifecs, Inc. (4)(10)	L + 7.50%	8.50%	9/21/2026	223,074		217,986	221,959	6.67
NMC Crimson Holdings, Inc. (4)(7)(9)	L + 6.00%	6.75%	3/1/2028	71,173		68,599	68,567	2.06
Project Ruby Ultimate Parent Corp. (9)	L + 3.25%	4.00%	3/3/2028	8,612		8,569	8,590	0.26
						295,154	299,116	8.99
Hotels, Restaurants & Leisure
Excel Fitness Holdings, Inc. (10)	L + 5.25%	6.25%	10/7/2025	35,909		34,688	34,394	1.03
Industrial Conglomerates
Tailwind Smith Cooper Intermediate Corporation (8)	L + 5.00%	5.11%	5/28/2026	30,605		29,714	30,004	0.90
Insurance
Integrity Marketing Acquisition, LLC (4)(5)(7)(10)	L + 6.25%	7.25%	8/27/2025	35,396		34,454	34,598	1.04
Jones Deslauriers Insurance Management, Inc. (4)(5)(6)(7)(8)	L + 4.25%	4.25%	3/28/2028	C$	54,541	42,701	43,979	1.32
SG Acquisition, Inc. (4)(8)	L + 5.75%	5.86%	1/27/2027	99,704		98,046	98,208	2.95
Westland Insurance Group LTD (4)(5)(6)(7)(10)	L + 7.00%	8.00%	1/5/2027	C$	68,432	49,043	51,536	1.55
Westland Insurance Group LTD (4)(5)(6)(10)	L + 7.00%	8.00%	1/5/2027	42,483		38,773	39,617	1.19
						263,017	267,938	8.06
Interactive Media & Services
Bungie, Inc. (4)(10)	L + 6.25%	7.25%	8/28/2024	47,200		46,718	47,200	1.42
Internet & Direct Marketing Retail
Donuts, Inc. (4)(10)	L + 6.00%	7.00%	12/29/2026	368,228		361,176	360,863	10.85
Shutterfly, LLC (10)	L + 6.00%	7.00%	9/25/2026	26,457		24,580	26,592	0.80
Shutterfly, LLC (10)	L + 6.50%	7.50%	9/25/2026	13,550		13,649	13,584	0.41
						399,405	401,039	12.06
IT Services
Park Place Technologies, LLC (10)	L + 5.00%	6.00%	11/10/2027	45,000		43,296	45,000	1.35
Leisure Products
Lew's Intermediate Holdings, LLC (4)(8)	L + 5.00%	5.21%	1/26/2028	6,600		6,535	6,633	0.20
Machinery
Apex Tool Group, LLC (11)	L + 5.25%	6.50%	8/1/2024	28,117		27,370	28,150	0.85

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2021 (in thousands) (Unaudited)

Investments (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc. (4)(6)(12)	L + 6.25%	7.75%	11/26/2024	150,862	149,209	148,599	4.47
Paper & Forest Products
Pixelle Specialty Solutions, LLC (10)	L + 6.50%	7.50%	10/31/2024	6,929	6,824	6,944	0.21
Personal Products
Paula's Choice Holdings, Inc. (4)(10)	L + 6.25%	7.25%	11/17/2025	54,656	53,263	54,520	1.64
Professional Services
ALKU, LLC (4)(7)(9)	L + 5.25%	6.00%	3/1/2028	112,485	111,395	111,273	3.35
APFS Staffing Holdings, Inc. (8)	L + 4.75%	4.86%	4/15/2026	18,155	17,892	18,104	0.54
BPPH2 Limited (4)(5)(6)(8)	L + 6.75%	6.82%	3/2/2028	£25,500	34,283	34,039	1.02
GI Revelation Acquisition, LLC (8)	L + 5.00%	5.11%	4/16/2025	32,081	30,068	32,188	0.97
Titan Investment Company, Inc. (4)(5)(8)	L + 5.75%	5.94%	3/20/2027	42,784	40,792	42,784	1.29
VT Topco, Inc. (8)	L + 3.50%	3.61%	8/1/2025	4,853	4,568	4,803	0.14
					238,998	243,191	7.31
Real Estate Management & Development
Progress Residential PM Holdings, LLC (4)(7)(9)	L + 6.25%	7.00%	2/16/2028	55,898	54,525	54,501	1.64
Software
Diligent Corporation (4)(10)	L + 5.75%	6.75%	8/4/2025	60,000	59,160	59,149	1.78
LD Lower Holdings, Inc. (4)(7)(10)	L + 6.50%	7.50%	2/8/2026	119,875	117,546	117,478	3.53
MRI Software, LLC (4)(5)(7)(10)	L + 5.50%	6.50%	2/10/2026	24,350	24,120	24,324	0.73
PaySimple, Inc. (8)	L + 5.50%	5.50%	8/23/2025	61,555	59,946	61,401	1.85
Spitfire Parent, Inc. (4)(7)(10)	L + 5.50%	6.50%	3/11/2027	44,000	42,982	42,972	1.29
					303,754	305,324	9.18
Specialty Retail
CustomInk, LLC (4)(10)	L + 6.21%	7.21%	5/3/2026	133,125	131,231	130,463	3.92
Party City Holdings, Inc. (6)(8)	L + 8.75%	8.75%	2/15/2026	1,416	1,416	1,461	0.04
Spencer Spirit Holdings, Inc. (8)	L + 6.00%	6.11%	6/19/2026	45,037	43,035	44,924	1.35
					175,682	176,848	5.32
Technology Hardware, Storage & Peripherals
Deliver Buyer, Inc. (10)	L + 6.25%	7.25%	5/1/2024	49,750	48,539	50,154	1.51
Electronics For Imaging, Inc. (8)	L + 5.00%	5.11%	7/23/2026	24,963	23,637	23,572	0.71
Lytx, Inc. (4)(7)(10)	L + 6.00%	7.00%	2/28/2026	69,139	68,228	68,280	2.05
					140,404	142,006	4.27
Trading Companies & Distributors
The Cook & Boardman Group, LLC (10)	L + 5.75%	6.75%	10/17/2025	50,104	49,747	48,934	1.45

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2021 (in thousands) (Unaudited)

Investments (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Transportation Infrastructure
Capstone Logistics, LLC (5)(7)(10)	L + 4.75%	5.75%	11/12/2027		3,045	3,014	3,064	0.09
Spireon, Inc. (4)(10)	L + 6.50%	7.50%	10/4/2024		22,904	22,735	22,904	0.69
						25,749	25,968	0.78
Total First Lien Debt						$5,956,489	$5,996,005	180.29%
Second Lien Debt
Chemicals
NIC Acquisition Corp. (5)(9)	L + 7.75%	8.50%	12/29/2028		$3,500	$3,448	$3,553	0.11%
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(10)	L + 8.75%	9.75%	12/31/2028		6,061	5,929	5,970	0.18
Insurance
Jones Deslauriers Insurance Management, Inc. (4)(5)(6)(7)(8)	L + 7.50%	7.50%	3/26/2029	C$	25,495	19,859	20,617	0.62
Software
Epicor Software Corp. (5)(10)	L + 7.75%	8.75%	7/31/2028		11,186	11,032	11,592	0.35
Total Second Lien Debt						$40,268	$41,732	1.26%
Unsecured Debt
Communications Equipment
Plantronics, Inc. (5)(6)	4.75%	4.75%	3/1/2029		$4,748	$4,748	$4,677	0.14%
IT Services
Endure Digital, Inc. (5)	6.00%	6.00%	2/15/2029		3,125	3,125	3,058	0.09
Total Unsecured Debt						$7,873	$7,735	0.23%
Warrants
Software
Mermaid EquityCo L.P. - Class B Units (4)					4,550,697	$865	$1,320	0.04%
Total Warrants						$865	$1,320	0.04%

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2021 (in thousands) (Unaudited)

Investments (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity
Aerospace & Defense
Corfin Holdco, Inc. - Common Stock (4)				2,137,866	$4,767	$5,131	0.15%
Air Freight & Logistics
Mode Holdings, L.P. - Class A-2 Common Units (4)				5,486,923	5,487	5,487	0.16
Distributors
EIS Acquisition Holdings, LP - Class A Common Units (4)				7,519	1,773	1,873	0.06
Software
Mermaid Equity Co. L.P. - Class A-2 Common Units (4)				14,849,355	14,849	16,780	0.50
Specialty Retail
CustomInk, LLC - Series A Preferred Units (4)				384,520	5,200	5,003	0.15
Total Equity Investments					$32,077	$34,273	1.03%
Total Investments - non-controlled/non-affiliated					$6,037,571	$6,081,065	182.85%
Investments - non-controlled/affiliated
Equity
Insurance
Blackstone Donegal Holdings LP - LP Interests (Westland Insurance Group LTD) (4)(5)(6)(13)					$25,645	$24,299	0.73%
Total Equity					$25,645	$24,299	0.73%
Total Investments - non-controlled/affiliated					$25,645	$24,299	0.73%
Total Investment Portfolio					$6,063,216	$6,105,364	183.58%
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund					$85,090	$85,090	2.56%
Other Cash and Cash Equivalents					206,634	206,634	6.21
Total Cash and Cash Equivalents					$291,724	$291,724	8.77%
Total Portfolio Investments, Cash and Cash Equivalents					$6,354,940	$6,397,088	192.35%

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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2021. As of March 31, 2021, the reference rates for our variable rate loans were the 30-day L at 0.11%, the 90-day L at 0.19% and the 180-day L at 0.21% and P at 3.25%. Variable rate loans typically include an interest reference rate floor feature, which is generally 1.00%. As of March 31, 2021, 88.2% of the portfolio at fair value had a base rate floor above zero.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Trustees (the "Board") (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)These debt investments are not pledged as collateral under any of the Company's credit facilities. For other debt investments that are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2021 (in thousands) (Unaudited)
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2021, non-qualifying assets represented 10.4% of total assets as calculated in accordance with regulatory requirements.
(7)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments (all commitments are first lien, unless otherwise noted):

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
Albireo Energy, LLC	Delayed Draw Term Loan	6/23/2022	$45,043	$(450)
Albireo Energy, LLC	Revolver	12/23/2026	9,009	(90)
ALKU, LLC	Revolver	3/1/2027	8,658	—
Capstone Logistics, LLC	Delayed Draw Term Loan	11/12/2027	547	—
COP Home Services TopCo IV, Inc.	Delayed Draw Term Loan	12/31/2022	2,440	(92)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	1,941	(62)
Dana Kepner Company, LLC	Delayed Draw Term Loan	12/29/2021	29,861	—
DCA Investment Holding, LLC	Delayed Draw Term Loan	3/12/2023	6,391	(48)
DCG Acquisition Corporation	Delayed Draw Term Loan	6/22/2021	50,000	—
Fencing Supply Group Acquisition, LLC	Delayed Draw Term Loan	2/26/2023	17,649	(176)
Healthcomp Holding Company, LLC	Delayed Draw Term Loan	4/27/2022	23,280	(291)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	20,000	(300)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	2/7/2022	14,433	—
Jayhawk Buyer, LLC	Delayed Draw Term Loan	10/15/2021	6,652	—
Jones Deslauriers Insurance Management, Inc.	Delayed Draw Term Loan	3/26/2022	10,832	—
Jones Deslauriers Insurance Management, Inc. (2nd lien)	Delayed Draw Term Loan	3/26/2022	2,318	—
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	19,979	—
Lytx, Inc.	Delayed Draw Term Loan	2/28/2022	16,761	(168)
Monroe Capital Holdings, LLC	Delayed Draw Term Loan	6/8/2022	11,963	—
MRI Software, LLC	Revolver	2/10/2026	1,440	—
MRI Software, LLC	Delayed Draw Term Loan	1/31/2022	4,048	—
NDC Acquisition Corp	Revolver	3/9/2027	2,911	—
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	3/1/2023	31,400	(471)
Omni Intermediate Holdings, LLC	Delayed Draw Term Loan	12/30/2021	3,250	—
Omni Intermediate Holdings, LLC	Revolver	12/30/2025	521	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	2/16/2022	16,623	—
Qualus Power Services Corp	Delayed Draw Term Loan	3/26/2023	15,545	(194)
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2022	800	(11)
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	600	(8)
Spitfire Parent, Inc.	Delayed Draw Term Loan	3/11/2027	14,755	(148)
TCFI AEVEX, LLC	Delayed Draw Term Loan	12/31/2021	13,158	(132)
The Action Environmental Group, Inc.	Delayed Draw Term Loan	4/16/2021	7,992	—
USALCO, LLC	Delayed Draw Term Loan	6/1/2022	11,295	(282)
Westland Insurance Group LTD	Delayed Draw Term Loan	7/5/2022	32,536	—
Total Unfunded Commitments			$454,631	$(2,923)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of March 31, 2021 was 0.75%.
(10)The interest rate floor on these investments as of March 31, 2021 was 1.00%.
(11)The interest rate floor on these investments as of March 31, 2021 was 1.25%.
(12)The interest rate floor on these investments as of March 31, 2021 was 1.50%.

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2021 (in thousands) (Unaudited)
(13)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2021, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2021, the Company’s non-controlled/affiliated investments were as follows:

	Fair value as of December 31, 2020	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of March 31, 2021	Dividend and Interest Income
Non-controlled/Affiliated Investments
Blackstone Donegal Holdings LP	$—	$25,645	$—	$(1,346)	$24,299	$—
Total	$—	$25,645	$—	$(1,346)	$24,299	$—

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2020 (in thousands)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
Corfin Holdings, Inc. (4)(9)	L + 6.00%	7.00%	2/5/2026	$203,463	$200,008	$202,954	6.21%
MAG DS Corp (9)	L + 5.50%	6.50%	4/1/2027	87,607	79,610	83,884	2.57
TCFI AEVEX, LLC (4)(7)(9)	L + 6.00%	7.00%	3/18/2026	102,020	100,089	100,868	3.09
					379,707	387,706	11.87
Air Freight & Logistics
Livingston International Inc. (4)(6)(9)	L + 5.75%	6.75%	4/30/2026	122,138	118,447	121,527	3.72
Mode Purchaser, Inc. (4)(9)	L + 6.25%	7.25%	12/9/2026	176,988	173,986	171,235	5.24
Omni Intermediate Holdings, LLC (4)(5)(7)(9)	L + 5.00%	6.00%	12/30/2026	5,000	4,875	4,875	0.15
Omni Intermediate Holdings, LLC - Revolving Term Loan (4)(5)(7)(9)	L + 5.00%	6.00%	12/30/2025	42	28	28	—
R1 Holdings, LLC (4)(7)(9)	L + 6.00%	7.06%	1/2/2026	57,669	56,856	57,093	1.75
					354,192	354,758	10.86
Building Products
Jacuzzi Brands, LLC (4)(9)	L + 6.50%	7.50%	2/25/2025	99,228	97,922	95,755	2.93
Latham Pool Products, Inc. (8)	L + 6.00%	6.15%	6/18/2025	49,193	47,888	49,117	1.50
Lindstrom, LLC (4)(9)	L + 6.25%	7.25%	4/7/2025	129,650	127,891	127,057	3.89
The Wolf Organization, LLC (4)(9)	L + 6.50%	7.50%	9/3/2026	95,750	94,204	96,707	2.96
Windows Acquisition Holdings, Inc. (4)(5)(9)	L + 6.50%	7.50%	12/29/2026	62,996	61,737	61,736	1.89
Windows Acquisition Holdings, Inc. - Revolving Term Loan (4)(5)(7)(9)	L + 6.50%	7.50%	12/29/2025	4,620	4,620	4,620	0.14
					434,262	434,992	13.31
Capital Markets
Advisor Group Holdings, Inc. (8)	L + 5.00%	5.15%	7/31/2026	6,430	5,981	6,390	0.20
Chemicals
DCG Acquisition Corp. (4)(7)(9)	L + 7.50%	8.50%	9/30/2026	39,800	38,886	39,402	1.21
LSF11 Skyscraper US Bidco 2, LLC (4)(6)(9)	L + 5.50%	6.50%	9/29/2027	106,878	101,786	106,344	3.25
LSF11 Skyscraper Holdco S.à r.l, LLC (4)(6)(9)	L + 5.50%	6.50%	9/29/2027	335	319	334	0.01
Polymer Additives, Inc. (8)	L + 6.00%	6.21%	7/31/2025	29,452	28,400	24,726	0.76
USALCO, LLC (4)(7)(10)	L + 7.25%	8.50%	6/1/2026	166,751	162,734	168,553	5.16
USALCO, LLC (4)(9)	L + 6.50%	7.50%	6/1/2026	35,693	34,979	34,979	1.07
VDM Buyer, Inc. (4)(8)	L + 6.75%	6.97%	4/22/2025	€24,023	26,651	28,512	0.87
VDM Buyer, Inc. (4)(8)	L + 6.75%	6.97%	4/22/2025	63,089	62,184	61,197	1.87
					455,939	464,046	14.20

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2020 (in thousands)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies
Veregy Consolidated, Inc. (9)	L + 6.00%	7.00%	11/3/2027	20,000	19,413	19,850	0.61
JSS Holdings, Inc. (4)(9)	L + 6.25%	7.25%	12/17/2027	327,174	322,295	322,266	9.86
The Action Environmental Group, Inc. (4)(7)(10)	L + 6.00%	7.25%	1/16/2026	118,275	116,101	113,544	3.47
					457,809	455,660	13.94
Construction & Engineering
Brand Industrial Services, Inc. (9)	L + 4.25%	5.25%	6/21/2024	7,884	7,317	7,706	0.24
COP Home Services TopCo IV, Inc. (4)(5)(7)(9)	L + 5.00%	6.00%	12/31/2027	16,162	15,482	15,482	0.47
IEA Energy Services, LLC (8)	L + 6.75%	7.00%	9/25/2024	30,517	29,556	30,466	0.93
					52,355	53,654	1.64
Distributors
Bution Holdco 2, Inc. (4)(9)	L + 6.25%	7.25%	10/17/2025	123,438	121,467	120,969	3.70
Dana Kepner Company, LLC (4)(7)(9)	L + 6.25%	7.25%	12/29/2026	71,667	70,236	70,234	2.15
EIS Buyer, LLC (4)(11)	L + 6.25%	7.75%	9/30/2025	81,984	80,687	79,524	2.43
Fastlane Parent Company, Inc. (8)	L + 4.50%	4.65%	2/4/2026	12,481	12,285	12,450	0.38
PSS Industrial Group Corp. (11)	L + 6.00%	7.50%	4/10/2025	56,162	53,161	39,875	1.22
SEKO Global Logistics Network, LLC (4)(5)(7)(9)	L + 5.00%	6.00%	12/30/2026	4,700	4,609	4,608	0.14
Tailwind Colony Holding Corporation (4)(9)	L + 7.50%	8.50%	11/13/2024	33,045	32,698	31,971	0.98
Unified Door & Hardware Group, LLC (4)(9)	L + 6.25%	7.25%	6/30/2025	91,063	89,440	91,063	2.79
					464,583	450,695	13.79
Diversified Financial Services
SelectQuote, Inc. (4)(9)	L + 6.00%	7.00%	11/5/2024	59,714	58,153	60,311	1.85
Electrical Equipment
Shoals Holdings, LLC (4)(9)	L + 3.25%	4.25%	11/25/2026	149,687	145,982	145,944	4.47
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(5)(7)(9)	L + 6.00%	7.00%	12/23/2026	111,978	108,911	108,899	3.34
Convergeone Holdings, Inc. (8)	L + 5.00%	5.15%	1/4/2026	14,617	14,187	13,849	0.42
					123,098	122,748	3.76
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(11)	L + 7.00%	8.50%	10/4/2024	58,246	56,934	53,877	1.65
Tetra Technologies, Inc. (4)(6)(9)	L + 6.25%	7.25%	9/10/2025	23,296	23,174	21,666	0.66
					80,108	75,543	2.31
Health Care Equipment & Supplies
Lifescan Global Corporation (8)	L + 6.00%	6.23%	10/1/2024	5,797	5,633	5,537	0.17
Surgical Specialties Corp (US) Inc. (4)(6)(8)	L + 5.00%	5.25%	5/7/2025	32,998	32,036	32,997	1.01
					37,669	38,535	1.18

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2020 (in thousands)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services
Epoch Acquisition, Inc. (4)(9)	L + 6.75%	7.75%	10/4/2024	24,813	24,598	24,689	0.76
Healthcomp Holding Company, LLC (4)(5)(7)(9)	L + 6.00%	7.00%	10/27/2026	87,300	84,901	84,827	2.60
Jayhawk Buyer, LLC (4)(7)(9)	L + 5.75%	6.75%	10/15/2026	107,884	105,283	105,187	3.22
Monroe Capital Holdings, LLC (4)(7)(9)	L + 6.75%	7.75%	9/8/2026	107,359	105,317	106,286	3.25
Odyssey Holding Company, LLC (4)(9)	L + 5.75%	6.75%	11/16/2025	18,898	18,680	18,898	0.58
The GI Alliance Management, LLC (4)(7)(9)	L + 6.25%	7.25%	11/4/2024	189,409	184,953	180,127	5.51
					523,732	520,014	15.92
Health Care Technology
Edifecs, Inc. (4)(9)	L + 7.50%	8.50%	9/21/2026	263,008	256,739	259,063	7.93
Project Ruby Ultimate Parent Corp (4)(9)	L + 4.25%	5.25%	2/9/2024	30,000	29,550	30,075	0.92
					286,289	289,138	8.85
Hotels, Restaurants & Leisure
Excel Fitness Holdings, Inc (9)	L + 5.25%	6.25%	10/7/2025	46,588	44,918	42,939	1.31
Industrial Conglomerates
Tailwind Smith Cooper Intermediate Corporation (8)	L + 5.00%	5.15%	5/28/2026	30,682	29,746	29,190	0.89
Insurance
Integrity Marketing Acquisition, LLC (4)(5)(7)(9)	L + 6.25%	7.25%	8/27/2025	32,651	31,962	31,902	0.98
SG Acquisition, Inc. (4)(8)	L + 5.75%	5.90%	1/27/2027	102,895	101,111	101,352	3.10
					133,073	133,254	4.08
Interactive Media & Services
Bungie, Inc. (4)(9)	L + 6.25%	7.25%	8/28/2024	47,200	46,683	47,200	1.44
Internet & Direct Marketing Retail
Shutterfly, Inc. (9)	L + 6.00%	7.00%	9/25/2026	26,457	24,488	26,386	0.81
Donuts, Inc. (4)(7)(9)	L + 6.00%	7.00%	12/29/2026	381,538	373,918	373,908	11.44
					398,405	400,294	12.25
IT Services
Ahead Data Blue, LLC (9)	L + 5.00%	6.00%	10/13/2027	13,207	12,180	13,025	0.40
Park Place Technologies, LLC (9)	L + 5.00%	6.00%	11/10/2027	45,000	43,232	43,350	1.33
					55,412	56,375	1.73
Machinery
Apex Tool Group, LLC (10)	L + 5.25%	6.50%	8/1/2024	53,301	52,194	52,845	1.62
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc (4)(6)(11)	L + 6.25%	7.75%	11/26/2024	150,862	149,099	148,599	4.55
Paper & Forest Products
Pixelle Specialty Solutions, LLC (9)	L + 6.50%	7.50%	10/31/2024	14,380	14,146	14,373	0.44
Personal Products
Paula's Choice Holdings, Inc. (4)(9)	L + 6.25%	7.25%	11/17/2025	55,000	53,523	53,488	1.64

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2020 (in thousands)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Professional Services
APFS Staffing Holdings, Inc. (8)	L + 4.75%	4.90%	4/15/2026	18,201	17,922	17,916	0.55
GI Revelation Acquisition LLC (8)	L + 5.00%	5.15%	4/16/2025	32,163	29,987	31,681	0.97
Minotaur Acquisition, Inc. (8)	L + 5.00%	5.15%	3/27/2026	33,180	31,782	32,641	1.00
Titan Investment Company, Inc. (4)(5)(8)	L + 5.75%	5.99%	3/20/2027	42,892	40,812	42,356	1.30
VT Topco, Inc. (8)	L + 3.50%	3.65%	8/1/2025	4,866	4,562	4,811	0.15
					125,065	129,405	3.97
Software
LD Intermediate Holdings, Inc. (4)(9)	L + 5.88%	6.88%	12/9/2022	17,105	16,633	17,041	0.52
MRI Software, LLC (4)(5)(7)(9)	L + 5.50%	6.50%	2/10/2026	22,329	22,081	22,220	0.68
PaySimple, Inc. (4)(7)(8)	L + 5.50%	5.65%	8/23/2025	53,058	51,710	51,824	1.58
Vero Parent, Inc. (9)	L + 6.00%	7.00%	8/16/2024	45,528	41,661	45,598	1.40
					132,085	136,683	4.18
Specialty Retail
CustomInk, LLC (4)(9)	L + 6.21%	7.21%	5/3/2026	133,125	131,139	130,130	3.98
Spencer Spirit Holdings, Inc. (8)	L + 6.00%	6.15%	6/19/2026	45,037	42,941	44,896	1.38
					174,080	175,026	5.36
Technology Hardware, Storage & Peripherals
Deliver Buyer, Inc. (4)(9)	L + 6.25%	7.25%	5/1/2024	49,875	48,564	50,187	1.54
Electronics For Imaging, Inc. (8)	L + 5.00%	5.15%	7/23/2026	34,650	32,723	29,788	0.90
Lytx, Inc. (4)(7)(9)	L + 6.00%	7.00%	2/28/2026	69,313	68,327	69,146	2.12
					149,614	149,121	4.56
Trading Companies & Distributors
The Cook & Boardman Group, LLC (9)	L + 5.75%	6.75%	10/17/2025	50,233	49,859	48,035	1.47
Transportation Infrastructure
Capstone Logistics, LLC (5)(7)(9)	L + 4.75%	5.75%	11/12/2027	3,053	3,020	3,094	0.09
Spireon, Inc. (4)(9)	L + 6.50%	7.50%	10/4/2024	22,961	22,780	22,847	0.70
					25,800	25,941	0.79
Total First Lien Debt					$5,493,561	$5,502,899	168.40%
Second Lien Debt
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(9)	L + 8.75%	9.75%	12/31/2028	$6,061	$5,925	$5,925	0.18%
Health Care Technology
Project Ruby Ultimate Parent Corp (4)(5)(9)	L + 8.25%	9.25%	2/10/2025	17,900	17,542	18,079	0.55
IT Services
WEB.COM Group, Inc. (8)	L + 7.75%	7.90%	10/9/2026	15,098	14,485	14,488	0.45
Software
Epicor Software Corp. (5)(9)	L + 7.75%	8.75%	7/31/2028	11,186	11,027	11,707	0.36
Total Second Lien Debt					$48,979	$50,199	1.54%

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2020 (in thousands)

Investments—non-controlled/non-affiliated (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Warrants
Software
Mermaid EquityCo L.P. - Class B Units (4)				4,550,697	$865	$865	0.03%
Total Warrants					$865	$865	0.03%
Equity
Aerospace & Defense
Corfin Holdco, Inc. - Common Stock (4)				2,137,866	$4,767	$4,767	0.15%
Air Freight & Logistics
Mode Holdings, L.P. - Class A-2 Common Units (4)				5,486,923	5,487	5,487	0.17
Distributor
EIS Acquisition Holdings, LP - Class A Common Units (4)				7,519	1,773	1,873	0.06
Software
Mermaid EquityCo L.P. - Class A-2 Common Units (4)				14,849,355	14,850	14,849	0.45
Specialty Retail
CustomInk, LLC - Series A Preferred Units (4)				384,520	5,200	5,003	0.15
Total Equity Investments					$32,077	$31,979	0.98%
Total Investment Portfolio					$5,575,482	$5,585,942	170.94%
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund					$29,427	$29,427	0.90%
Other Cash and Cash Equivalents					188,566	188,566	5.77
Total Cash and Cash Equivalents					$217,993	$217,993	6.67%
Total Portfolio Investments, Cash and Cash Equivalents					$5,793,475	$5,803,935	177.61%
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
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
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
(9)The interest rate floor on these investments as of December 31, 2020 was 1.00%.
(10)The interest rate floor on these investments as of December 31, 2020 was 1.25%.
(11)The interest rate floor on these investments as of December 31, 2020 was 1.50%.
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(Unaudited)
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of the consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2021. All intercompany balances and transactions have been eliminated.
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

As of March 31, 2021, the Company's consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”), BGSL Big Sky Funding LLC ("Big Sky Funding") and BGSL Investments LLC ("BGSL Investments").
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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of March 31, 2021 and December 31, 2020, the Company had $76.5 million and $114.5 million, respectively, of receivables for investments sold. As of March 31, 2021 and December 31, 2020, the Company had $112.2 million and $48.6 million, respectively, of payables for investments purchased.

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

Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums.  Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method.  The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any.  Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three months ended March 31, 2021 and 2020, the Company recorded $18.4 million and $3.1 million, respectively, in non-recurring income (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts and ticking fees).
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions.  PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity.  Such income is included in interest income in the Consolidated Statements of Operations.  If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status.  When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income.  To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three months ended March 31, 2021 and 2020, the Company recorded PIK income of $1.9 million and $2.6 million, respectively.
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
The Company will not bear more than an amount equal to 0.10% of the aggregate Capital Commitments of the Company for organization and offering expenses in connection with the offering of shares. If actual organization and offering costs incurred exceed 0.10% of the Company’s total Capital Commitments, the Adviser or its affiliate will bear the excess costs.  To the extent the Company’s Capital Commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total Capital Commitments and provided further that the Adviser of its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three months ended March 31, 2021 and 2020, the Company did not accrue any organization costs. For the three months ended March 31, 2021 and 2020, the Company accrued offering costs of $0.0 million and $0.3 million, respectively.
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
For the three months ended March 31, 2021 and 2020, the Company incurred $(0.3) million and $0.1 million, respectively, of U.S. federal excise tax.
Distributions
To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its shareholders.  Distributions to shareholders are recorded on the record date.  All distributions will be paid at the discretion of the Board and will depend on the Company's earnings, financial condition, maintenance of the Company's tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and 2021-01 on its consolidated financial statements.
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
For the three months ended March 31, 2021 and 2020, base management fees were $11.7 million and $6.5 million, respectively. As of March 31, 2021 and December 31, 2020, $11.7 million and $10.3 million, respectively, was payable to the Adviser relating to management fees.
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
For the three months ended March 31, 2021 and 2020, the Company accrued income based incentive fees of $14.3 million and $8.3 million, respectively. As of March 31, 2021 and December 31, 2020, $14.3 million and $15.3 million, respectively, was payable to the Adviser for income based incentive fees.
For the three months ended March 31, 2021 and 2020, the Company accrued capital gains incentive fees of $5.4 million and $(4.2) million, respectively. As of March 31, 2021 and December 31, 2020, the Company had accrued capital gains incentive fees of $6.5 million and $1.1 million, respectively, none of which was payable on such date under the Investment Advisory Agreement.
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
For providing these services, the Company will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, information technology, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three months ended March 31, 2021 and 2020.
For the three months ended March 31, 2021 and 2020, the Company incurred $0.5 million and $0.6 million, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statements of Operations. As of March 31, 2021 and December 31, 2020, $0.5 million and $1.1 million, respectively, was unpaid and included in "due to affiliates" in the Consolidated Statements of Assets and Liabilities.
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
As of March 31, 2021 there was no unreimbursed Expense Payments remaining. For the three months ended March 31, 2020, the Company made Reimbursement Payments related to Expense Payments by the Adviser of $0.4 million.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$5,956,489	$5,996,005	98.21%	$5,493,561	$5,502,899	98.51%
Second lien debt	40,268	41,732	0.68	48,979	50,199	0.90
Unsecured debt	7,873	7,735	0.13	—	—	—
Equity investments	58,586	59,892	0.98	32,942	32,844	0.59
Total	$6,063,216	$6,105,364	100.00%	$5,575,482	$5,585,942	100.00%

The industry composition of investments at fair value was as follows:

	March 31, 2021	December 31, 2020
Aerospace & Defense	6.45%	7.03%
Air Freight & Logistics	5.97	6.44
Building Products	8.37	7.79
Capital Markets	—	0.11
Chemicals	6.56	8.31
Commercial Services & Supplies	7.50	8.16
Communications Equipment	0.08	—
Construction & Engineering	0.87	1.07
Distributors	7.36	8.10
Diversified Financial Services	0.98	1.08
Electrical Equipment	1.40	2.61
Electronic Equipment, Instruments & Components	2.12	2.19
Electric Utilities	0.68	—
Energy Equipment & Services	1.08	1.35
Health Care Equipment & Supplies	—	0.69
Health Care Providers & Services	10.48	9.31
Health Care Technology	4.90	5.50
Hotels, Restaurants & Leisure	0.56	0.77
Industrial Conglomerates	0.49	0.52
Insurance	5.12	2.39
Interactive Media & Services	0.77	0.84
Internet & Direct Marketing Retail	6.57	7.17
IT Services	0.79	1.27
Leisure Products	0.11	—
Machinery	0.46	0.95
Oil, Gas & Consumable Fuels	2.43	2.66
Paper & Forest Products	0.11	0.26
Personal Products	0.89	0.96
Professional Services	3.98	2.32
Real Estate Management & Development	0.89	—
Software	5.49	2.94
Specialty Retail	2.98	3.22
Technology Hardware, Storage & Peripherals	2.33	2.67
Trading Companies & Distributors	0.80	0.86
Transportation Infrastructure	0.43	0.46
Total	100.00%	100.00%
The geographic composition of investments at cost and fair value was as follows:

	March 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$5,624,161	$5,661,076	92.72%	170.22%
Canada	404,772	410,249	6.72	12.34
United Kingdom	34,283	34,039	0.56	1.02
Total	$6,063,216	$6,105,364	100.00%	183.58%

	December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$5,205,832	$5,209,138	93.25%	159.41%
Canada	267,544	270,126	4.84	8.27
Germany	102,106	106,678	1.91	3.26
Total	$5,575,482	$5,585,942	100.00%	170.94%

As of March 31, 2021 and December 31, 2020, no loans in the portfolio were on non-accrual status.

As of March 31, 2021 and December 31, 2020, on a fair value basis, approximately 99.9% and 100.0%, respectively, of our performing debt investments bore interest at a floating rate and approximately 0.1% and 0.0%, respectively, of our performing debt investments bore interest at a fixed rate.
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
The following table presents the fair value hierarchy of financial instruments:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$661,298	$5,334,707	$5,996,005
Second lien debt	—	15,144	26,588	41,732
Unsecured debt	—	7,735	—	7,735
Equity investments	—	—	59,892	59,892
Total	$—	$684,177	$5,421,187	$6,105,364

	December 31, 2020
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$774,421	$4,728,478	$5,502,899
Second lien debt	—	26,196	24,003	50,199
Equity investments	—	—	32,844	32,844
Total	$—	$800,617	$4,785,325	$5,585,942

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended March 31, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$4,728,478	$24,003	$32,844	$4,785,325
Purchases of investments	925,693	19,859	25,644	971,196
Proceeds from principal repayments and sales of investments	(379,750)	(17,900)	—	(397,650)
Accretion of discount/amortization of premium	14,916	363	—	15,279
Net realized gain (loss)	623	—	—	623
Net change in unrealized appreciation (depreciation)	22,999	263	1,404	24,666
Transfers into Level 3 (1)	123,759	—	—	123,759
Transfers out of Level 3 (1)	(102,011)	—	—	(102,011)
Fair value, end of period	$5,334,707	$26,588	$59,892	$5,421,187
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2021 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$29,466	$800	$1,403	$31,669

	Three Months Ended March 31, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$2,241,393	$—	$13,920	$2,255,313
Purchases of investments	747,842	—	4,456	752,298
Proceeds from principal repayments and sales of investments	(80,671)	—	—	(80,671)
Accretion of discount/amortization of premium	4,143	—	—	4,143
Net realized gain (loss)	286	—	—	286
Net change in unrealized appreciation (depreciation)	(233,447)	—	(2,622)	(236,069)
Transfers into Level 3 (1)	221,845	—	—	221,845
Transfers out of Level 3 (1)	(58,725)	—	—	(58,725)
Fair value, end of period	$2,842,666	$—	$15,754	$2,858,420
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2020 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$(233,460)	$—	$(2,622)	$(236,082)
(1)    For the three months ended March 31, 2021 and 2020, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$4,832,343	Yield analysis	Discount rate	4.28%	11.07%	7.96%
	502,364	Market quotations	Broker quoted price	80.00	100.75	97.51
	5,334,707
Investments in second lien debt	5,970	Yield analysis	Discount rate	10.66%	10.66%	10.66%
	20,618	Market quotations	Broker quoted price	101.25	101.25	101.25
	26,588
Investments in warrant	1,320	Option pricing model	Expected volatility	25.00%	25.00%	25.00%
Investments in equity	58,572	Market approach	Performance multiple	8.50x	13.25x	12.19x
Total	$5,421,187

	December 31, 2020
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$4,255,348	Yield analysis	Discount rate	5.85%	10.98%	7.79%
	468,483	Market quotations	Broker quoted price	98.00	100.63	99.05
	4,647	Recent transaction	Recent transaction	97.50	100.00	99.99
	4,728,478
Investments in second lien debt	5,924	Yield analysis	Discount rate	10.26%	10.26%	10.26%
	18,079	Market quotations	Broker quoted price	101.00	101.00	101.00
	24,003
Investments in warrant	865	Option pricing model	Expected volatility	25.00%	25.00%	25.00%
Investments in equity	31,979	Market approach	Performance multiple	9.17x	13.25x	10.60x
Total	$4,785,325

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
Financial Instruments Not Carried at Fair Value
Debt

The fair value of the Company’s credit facilities, which would be categorized as Level 3 within the fair value hierarchy, as of March 31, 2021 and December 31, 2020, approximates their carrying value as the credit facilities have variable interest based on selected short term rates.

The fair value of the Company’s 2023 Notes, 2026 Notes and New 2026 Notes (as defined in Note 6), which would be categorized as Level 2 within the fair value hierarchy, as of March 31, 2021 was $417.3 million, $827.8 million and $397.9 million, respectively, based on vendor pricing received by the Company. As of December 31, 2020, the fair value of the Company’s 2023 Notes and 2026 Notes was $416.2 million and $823.2 million, respectively.

Other

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and the 2023 Notes, the 2026 Notes and the New 2026 Notes (as defined in Note 6), approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
Note 6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2021 and December 31, 2020, the Company’s asset coverage was 212.0% and 230.0%, respectively.

The following wholly-owned subsidiaries of the Company have entered into secured financing facilities, as described below: Jackson Hole Funding, Breckenridge Funding and Big Sky Funding which are collectively referred to as the “SPVs”, and the secured financing facilities described below are collectively referred to as the “SPV Financing Facilities”.

The obligations of each SPV to the lenders under the applicable SPV Financing Facility are secured by a first priority security interest in all of the applicable SPV’s portfolio investments and cash. The obligations of each SPV under the applicable SPV Financing Facility are non-recourse to the Company, and the Company’s exposure to the credit facility is limited to the value of its investment in the applicable SPV.

In connection with the SPV Financing Facilities, the applicable SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. Each SPV Financing Facility contains customary events of default for similar financing transactions, including if a change of control of the applicable SPV occurs. Upon the occurrence and during the continuation of an event of default, the lenders under the applicable SPV Financing Facility may declare the outstanding advances and all other obligations under the applicable SPV Financing Facility immediately due and payable. The occurrence of an event of default (as described above) triggers a requirement that the applicable SPV obtain the consent of the lenders under the applicable SPV Financing Facility prior to entering into any sale or disposition with respect to portfolio investments.
As of March 31, 2021 and December 31, 2020, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.
Jackson Hole Funding Facility
On November 16, 2018, Jackson Hole Funding, the Company’s wholly-owned subsidiary that holds primarily originated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended on February 6, 2019, September 20, 2019 and July 28, 2020 and as further amended from time to time, the “Jackson Hole Funding Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent, Citibank,

N.A., serves as collateral agent and securities intermediary, Virtus Group, LP serves as collateral administrator and the Company serves as portfolio manager under the Jackson Hole Funding Facility.
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
The initial maximum commitment amount of the Jackson Hole Funding Facility was $300 million. Effective September 20, 2019, the maximum commitment amount of the Jackson Hole Funding Facility was increased to $600 million and effective July 28, 2020, the maximum commitment amount of the Jackson Hole Funding Facility was reduced to $400 million. The Jackson Hole Funding Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Jackson Hole Funding Facility to up to $900 million. Proceeds from borrowings under the Jackson Hole Funding Facility may be used to fund portfolio investments by Jackson Hole Funding and to make advances under delayed draw term loans where Jackson Hole Funding is a lender. The period during which Jackson Hole Funding may make borrowings under the Jackson Hole Funding Facility expires on November 16, 2021 and the Jackson Hole Funding Facility is scheduled to mature on May 16, 2023.
Breckenridge Funding Facility

On December 21, 2018, Breckenridge Funding, the Company’s wholly owned subsidiary that holds primarily syndicated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended on June 11, 2019, August 2, 2019, September 27, 2019 and April 13, 2020, and as further amended from time to time, the “Breckenridge Funding Facility”) with BNP Paribas (“BNP”). BNP serves as administrative agent, Wells Fargo Bank, National Association serves as collateral agent and the Company serves as servicer under the Breckenridge Funding Facility.

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
Big Sky Funding Facility
On December 10, 2019, Big Sky Funding, the Company’s wholly-owned subsidiary, entered into a senior secured revolving credit facility (which was subsequently amended on December 30, 2020, and as further amended from time to time, the (“Big Sky Funding Facility”) with Bank of America, N.A. (“Bank of America”). Bank of America serves as administrative agent, Wells Fargo Bank, N.A. serves as collateral administrator and the Company serves as manager under the Big Sky Funding Facility.
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
As of March 31, 2021, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
2023 Notes
On July 15, 2020, the Company issued $400 million aggregate principal amount of 3.650% notes due 2023 (the “2023 Notes”) pursuant to an indenture (the “Base Indenture”) and a supplemental indenture, each dated as of July 15, 2020 (and together with the Base Indenture, the “2023 Notes Indenture”), between the Company and U.S. Bank National Association (the “Trustee”).

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

As of March 31, 2021, the Company was in compliance with all covenants and other requirements of the 2023 Notes.
2026 Notes
On each of October 23, 2020 and December 1, 2020, the Company issued $500 million aggregate principal amount and $300 million aggregate principal amount, respectively, of 3.625% notes due 2026 (the “2026 Notes”) pursuant to a supplemental indenture, dated as of October 23, 2020 (and together with the Base Indenture, the “2026 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
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
As of March 31, 2021, the Company was in compliance with all covenants and other requirements of the 2026 Notes.
New 2026 Notes

On March 16, 2021, the Company issued $400 million aggregate principal amount of 2.750% notes due 2026 (the “New 2026 Notes”) pursuant to a supplemental indenture, dated as of July 15, 2020 (and together with the Base Indenture, the "New 2026 Notes Indenture"), to the Base Indenture between the Company and the Trustee.

The New 2026 Notes will mature on September 16, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The New 2026 Notes bear interest at a rate of 2.750% per year payable semi-annually on March 16 and September 16 of each year, commencing on September 16, 2021. The New 2026 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the New 2026 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the New 2026 Notes and the New 2026 Notes Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture.

In addition, on the occurrence of a “change of control repurchase event,” as defined in the Indenture, the Company will generally be required to make an offer to purchase the outstanding New 2026 Notes at a price equal to 100% of the principal amount of such New 2026 Notes plus accrued and unpaid interest to the repurchase date.
As of March 31, 2021, the Company was in compliance with all covenants and other requirements of the New 2026 Notes.
The Company’s outstanding debt obligations were as follows:

	March 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility(3)	$400,000	$377,609	$377,609	$22,391	$22,391
Breckenridge Funding Facility	825,000	453,280	453,280	371,720	371,720
Big Sky Funding Facility	400,000	243,706	243,706	156,294	106,316
Revolving Credit Facility(4)	745,000	294,120	294,120	450,880	450,880
2023 Notes(5)	400,000	400,000	395,077	—	—
2026 Notes(5)	800,000	800,000	791,414	—	—
New 2026 Notes(5)	400,000	400,000	390,956	—	—
Total	$3,970,000	$2,968,715	$2,946,162	$1,001,285	$951,307

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility (3)	$400,000	$362,316	$362,316	$37,684	$37,684
Breckenridge Funding Facility	825,000	569,000	569,000	256,000	256,000
Big Sky Funding Facility	400,000	200,346	200,346	199,654	117,599
Revolving Credit Facility (4)	745,000	182,901	182,901	562,099	562,099
2023 Notes(5)	400,000	400,000	394,549	—	—
2026 Notes(5)	800,000	800,000	791,281	—	—
Total	$3,570,000	$2,514,563	$2,500,393	$1,055,437	$973,382
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2021 and December 31, 2020, the Company had borrowings denominated in Euros (EUR) of 23.5 million and 23.5 million, respectively.
(4)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) and British Pounds (GBP) of 173.5 million and 24.7 million, respectively. As of December 31, 2020, the Company had borrowings denominated in Canadian Dollars (CAD) of 138.1 million.
(5)The carrying value of the Company's 2023 Notes, 2026 Notes, and New 2026 Notes is presented net of unamortized debt issuance costs of $4.9 million, $8.6 million, and $9.0 million, respectively, as of March 31, 2021. The carrying value of the Company's 2023 Notes and 2026 Notes is presented net of unamortized debt issuance costs of $5.5 million and $8.7 million, respectively, as of December 31, 2020.

As of March 31, 2021 and December 31, 2020, $18.0 million and $14.1 million, respectively, of interest expense and $0.9 million and $0.6 million, respectively, of unused commitment fees were included in interest payable. For the three months ended March 31, 2021 and 2020, the weighted average interest rate on all borrowings outstanding was 3.05% and 3.82% (including unused fees and accretion of net discounts on unsecured debt), respectively, and the average principal debt outstanding was $2,680.7 million and $1,623.8 million, respectively.
The components of interest expense were as follows:

	Three Months Ended March 31,
	2021	2020
Borrowing interest expense	$18,763	$15,245
Facility unused fees	811	282
Amortization of financing costs and debt issuance costs	677	544
Accretion of original issue discount	895	—
Total Interest Expense	$21,146	$16,071
Cash paid for interest expense	$15,190	$15,723

Note 7. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements.  As of March 31, 2021 and December 31, 2020, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $454.6 million and $432.3 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the funds it manages. Certain terms of these investments are not finalized at the time of the commitment and each respective fund's allocation may change prior to the date of funding. In this regard, as of March 31, 2021 and December 31, 2020, the Company estimates that $1,035.9 million and $0.0 million, respectively, of investments that were committed but not yet funded.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2021 and December 31, 2020, management is not aware of any pending or threatened material litigation.
Note 8. Net Assets
Subscriptions and Drawdowns
In connection with its formation, the Company has the authority to issue an unlimited number of shares at $0.001 per share par value.
Since commencement of operations on November 20, 2018, the Company entered into additional subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of March 31, 2021 and December 31, 2020, the Company had received Capital Commitments totaling $3,926.3 million ($713.3 million remaining undrawn), of which $80.0 million ($8.0 million remaining undrawn) were from affiliates of the Adviser.
There were no shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2021.

The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2020 (dollars in millions except share amounts):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Proceeds
January 30, 2020	16,864,983	$440.9
Total	16,864,983	$440.9
Distributions
The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2021 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 24, 2021	March 31, 2021	May 14, 2021	$0.5000	$65,052
Total distributions			$0.5000	$65,052

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

The following table summarizes the amounts received and shares issued to shareholders who have not opted out of the Company's DRIP during the three months ended March 31, 2021 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 29, 2021	$11,179	443,639
Total distributions	$11,179	443,639

The following table summarizes the amounts received and shares issued to shareholders who have not opted out of the Company's DRIP during the three months ended March 31, 2020 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 30, 2020	$2,882	112,302
Total distributions	$2,882	112,302

Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2021	2020
Net increase (decrease) in net assets resulting from operations	$111,767	$(307,460)
Weighted average shares outstanding (basic and diluted)	129,967,204	75,856,683
Earnings (loss) per common share (basic and diluted)	$0.86	$(4.05)

Note 10. Financial Highlights
The following are the financial highlights for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Per Share Data:
Net asset value, beginning of period	$25.20	$26.02
Net investment income (1)	0.58	0.67
Net unrealized and realized gain (loss) (2)	0.28	(4.39)
Net increase (decrease) in net assets resulting from operations	0.86	(3.72)
Distributions declared (3)	(0.50)	(0.50)
Total increase (decrease) in net assets	0.36	(4.22)
Net asset value, end of period	$25.56	$21.80
Shares outstanding, end of period	130,105,225	81,267,027
Total return based on NAV (4)	3.41%	(14.32)%
Ratios:
Ratio of net expenses to average net assets (5)	6.58%	6.52%
Ratio of net investment income to average net assets (5)	9.12%	11.18%
Portfolio turnover rate	10.90%	3.87%
Supplemental Data:
Net assets, end of period	$3,325,703	$1,771,461
Total capital commitments, end of period	$3,926,295	$3,240,465
Ratios of total contributed capital to total committed capital, end of period	81.83%	64.00%
Asset coverage ratio	212.0%	198.7%

(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the three months ended March 31, 2021 and 2020, the amount shown does not correspond with the aggregate amount for the period as it includes a $0.00 and $0.33 impact, respectively, from the effect of the timing of capital transactions.
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
(5)Amounts are annualized except for expense support amounts relating to organizational costs. For the three months ended March 31, 2021 and 2020 the ratio of total operating expenses to average net assets was 6.58% and 6.43%, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) by the Adviser which represented 0.00% and (0.09%), respectively, of average net assets.
Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements.  There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of March 31, 2021, except as discussed below.

On April 27, 2021, the Company issued $300 million aggregate principal amount of 2.750% Notes due 2026 ("New 2026 Notes Upsize") under the Company's Base Indenture and New 2026 Notes Indenture. The New 2026 Notes Upsize were issued as “Additional Notes” under the Indenture and have identical terms to the Company's $400 million New 2026 Notes that were issued on March 16, 2021, other than the issue date and the issue price. The New 2026 Notes Upsize will be treated as a single class of notes with the New 2026 Notes for all purposes under the Indenture.

On May 6, 2021, the Board of Trustees and the Independent Trustees, voting separately, approved the continuance of the Company’s Investment Advisory Agreement and Administration Agreement for a one-year period through May 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “Item 1. Financial Statements.”  This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A of and elsewhere in this Form 10-Q.
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
On December 12, 2018, we entered into an Expense Support Agreement with the Adviser.  The Expense Support Agreement provides that, at such times as the Adviser determines, the Adviser may pay certain Expense Payments of the Company, provided that no portion of the payment will be used to pay any of our interest expense. Such Expense Payment must be made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from the Adviser to pay such expense, and/or by an offset against amounts due from us to the Adviser or its affiliates. Following any calendar quarter in which Available Operating Funds (as defined in the Expense Support Agreement) exceed Excess Operating Funds, we shall pay Reimbursement Payments to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter have been reimbursed. The amount of the Reimbursement Payment for any calendar quarter shall equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser. The Expense Support Agreement provides additional restrictions on the amount of each Reimbursement Payment for any calendar quarter. The Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, so that such Reimbursement Payment may be reimbursable in a future calendar quarter. As of March 31, 2021 there were no unreimbursed Expense Payments remaining.
Portfolio and Investment Activity
For the three months ended March 31, 2021, we acquired $1,220.4 million aggregate principal amount of investments (including $231.2 million of unfunded commitments), $1,136.3 million of which was first lien debt, $31.3 million of which was second lien debt, $20.9 million of which was unsecured debt and $31.9 million of which was equity.
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

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended March 31,
	2021	2020
Investments:
Total investments, beginning of period	$5,575,482	$3,067,767
New investments purchased	1,098,994	1,025,539
Net accretion of discount on investments	21,143	6,188
Net realized gain (loss) on investments	4,634	699
Investments sold or repaid	(637,037)	(130,149)
Total investments, end of period	$6,063,216	$3,970,044
Amount of investments funded at principal:
First lien debt investments	$1,070,714	$1,059,701
Second lien debt investments	28,995	—
Unsecured debt	20,942	—
Equity investments	31,870	2,138
Total	$1,152,521	$1,061,839
Proceeds from investments sold or repaid:
First lien debt investments	$(590,883)	$(129,244)
Second lien debt investments	(32,998)	(905)
Unsecured debt	(13,156)	—
Equity investments	—	—
Total	$(637,037)	$(130,149)
Number of portfolio companies	89	80
Weighted average yield on debt and income producing investments, at cost(1)	7.65%	8.04%
Weighted average yield on debt and income producing investments, at fair value(1)	7.60%	8.78%
Percentage of debt investments bearing a floating rate	99.9%	100.0%
Percentage of debt investments bearing a fixed rate	0.1%	—%

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
(2)As of March 31, 2021 and 2020, the weighted average total portfolio yield at cost was 7.57% and 8.01%, respectively. The weighted average total portfolio yield at fair value was 7.52% and 8.74%, respectively.
Our investments consisted of the following (dollar amounts in thousands):

	March 31, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$5,956,489	$5,996,005	98.21%	$5,493,561	$5,502,899	98.51%
Second lien debt	40,268	41,732	0.68	48,979	50,199	0.90
Unsecured debt	7,873	7,735	0.13	—	—	—
Equity investments	58,586	59,892	0.98	32,942	32,844	0.59
Total	$6,063,216	$6,105,364	100.00%	$5,575,482	$5,585,942	100.00%

As of March 31, 2021 and December 31, 2020, no loans in the portfolio were on non-accrual status.

As of March 31, 2021 and December 31, 2020, on a fair value basis, approximately 99.9% and 100.0%, respectively, of our performing debt investments bore interest at a floating rate and approximately 0.1% and 0.0%, respectively, of our performing debt investments bore interest at a fixed rate.
Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Total investment income	$130,710	$80,195
Net expenses	55,073	29,419
Net investment income before excise tax	75,637	50,776
Excise tax expense	(282)	104
Net investment income after excise tax	75,919	50,672
Net unrealized appreciation (depreciation)	32,052	(358,827)
Net realized gain (loss)	3,796	695
Net increase (decrease) in net assets resulting from operations	$111,767	$(307,460)
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Interest income	$127,950	$77,591
Payment-in-kind interest income	1,917	2,602
Fee income	843	2
Total investment income	$130,710	$80,195
Total investment income increased to $130.7 million for the three months ended March 31, 2021 from $80.2 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments partially offset by lower weighted average yield on our investments. The size of our investment portfolio at fair value increased to $6,105.4 million at March 31, 2021 from $3,635.3 million at March 31, 2020. Additionally, for the three months ended March 31, 2021, we accrued $18.4 million of non-recurring income (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts and ticking fees) as compared to $3.1 million for the same period in the prior year.
If the COVID-19 pandemic continues, it could cause operational and/or liquidity issues at our portfolio companies which could restrict their ability to make cash interest payments. Additionally, we may experience full or partial losses on our investments which may ultimately reduce our investment income in future periods.
Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Interest expense	$21,146	$16,071
Management fees	11,677	6,537
Income based incentive fee	14,347	8,268
Capital gains incentive fee	5,377	(4,218)
Professional fees	586	526
Board of Trustees' fees	131	115
Administrative service expenses	492	583
Other general and administrative	1,317	830
Amortization of offering costs	—	307
Excise tax expense	(282)	104
Total expenses (including excise tax expense)	54,791	29,123
Recoupment of expense support	—	400
Net expenses (including excise tax expense)	$54,791	$29,523
Interest Expense
Total interest expense (including unused fees and other debt financing expenses), increased to $21.1 million for the three months ended March 31, 2021 from $16.1 million for the same period in the prior year primarily driven by increased borrowings under our credit facilities and our unsecured bond issuances. The average principal debt outstanding increased to $2,680.7 million for the three months ended March 31, 2021 from $1,623.8 million for the same period in the prior year, partially offset by a decrease in our weighted average interest rate to 3.05% for the three months ended March 31, 2021 from 3.82% for the same period in the prior year.
Management Fees
Management fees increased to $11.7 million for the three months ended March 31, 2021 from $6.5 million for the same period in the prior year primarily due to an increase in gross assets. Our total gross assets increased to $6,504.4 million at March 31, 2021 from $3,782.5 million at March 31, 2020.
Income Based Incentive Fees
Income based incentive fees increased to $14.3 million for the three months ended March 31, 2021 from $8.3 million for the same period in the prior year primarily due to our deployment of capital. Pre-incentive fee net investment income increased to $95.6 million for the three months ended March 31, 2021 from $55.1 million for the same period in the prior year.
Capital Gains Based Incentive Fees
We accrued capital gains incentive fees of $5.4 million for the three months ended March 31, 2021 compared to $(4.2) million for the same period in the prior year, primarily due to net realized and unrealized gains in the current year contrasted by a reversal of previously accrued incentive fees due to net realized and unrealized losses during the three months ended March 31, 2020. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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

Total other expenses decreased to $2.2 million for the three months ended March 31, 2021 from $2.5 million for the same period in the prior year primarily driven by the decrease in the amortization of deferred offering costs (as we expensed the remaining deferred offering costs after the close of the Initial Closing Period), partially offset by larger other general and administrative costs, including expense associated with our Sub-Administrator.
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
For the three months ended March 31, 2021 and 2020, we incurred (0.3) million and $0.1 million, respectively, of U.S. federal excise tax.
Net Unrealized Gain (Loss)
Net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Net unrealized gain (loss) on investments	$32,766	$(358,814)
Net unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(714)	(13)
Net unrealized gain (loss)	$32,052	$(358,827)

For the three months ended March 31, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments during the period. The fair value of our debt investments as a percentage of principal increased by 0.3% as compared to a 9.2% decrease in fair value of our debt investments for the same period in prior year. The unrealized gains in the current period were partially driven by a continued recovery from the COVID-19 pandemic as credit spreads tightened and the private and syndicated leverage loan markets have significantly rebounded from the March 2020 lows. The unrealized losses during the three months ended March 31, 2020 were driven by market volatility resulting from the onset of the COVID-19 pandemic.

Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Net realized gain (loss) on investments	$4,634	$699
Net realized gain (loss) on translation of assets and liabilities in foreign currencies	(838)	(4)
Net realized gain (loss)	$3,796	$695
For the three months ended March 31, 2021 and 2020, we generated realized gains of $5.0 million and $0.9 million, respectively, partially offset by realized losses of $0.4 million and $0.2 million respectively, primarily from full or partial sales of our debt investments.

If the COVID-19 pandemic continues, it may cause us to experience full or partial losses on our investments upon the exit or restructuring of our investments.
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
As of March 31, 2021 and December 31, 2020, we had four and four credit facilities outstanding and we conducted three and two issuances of unsecured bonds, respectively. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2021 and December 31, 2020, we had an aggregate amount of $2,968.7 million and $2,514.6 million of senior securities outstanding and our asset coverage ratio was 212.0% and 230.0%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of March 31, 2021, taken together with our $1,001.3 million of available capacity under our credit facilities (subject to borrowing base availability) and our $713.3 million of uncalled Capital Commitments is expected to be sufficient for our investing activities and to conduct our operations in the near term. Although we were able to issue unsecured debt during the period ended March 31, 2021, disruption in the financial markets caused by the COVID-19 outbreak or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we have recently obtained. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of March 31, 2021, we had $291.7 million in cash and cash equivalents. During the three months ended March 31, 2021, cash used in operating activities was $299.3 million, primarily as a result of funding portfolio investments of $1,097.1 million; partially offset by proceeds from sale of investments of $637.0 million and an increase in payables for investments purchased of $63.7 million. Cash provided by financing activities was $373.3 million during the period, which was primarily as a result of net borrowings on our credit facilities and our unsecured debt issuances of $445.9 million; partially offset by dividends paid in cash of $75.5 million.
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
Equity
There were no shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2021.
The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the three months ended March 31, 2020 (dollar amounts in millions, except share amounts):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Proceeds
January 30, 2020	16,864,983	$440.9
Total	16,864,983	$440.9

Distributions and Dividend Reinvestment

The following table summarizes our distributions declared and payable for the three months ended March 31, 2021 (dollar amounts in thousands, except share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 24, 2021	March 31, 2021	May 14, 2021	$0.5000	$65,052
Total distributions			$0.5000	$65,052
The following table summarizes our distributions declared and payable for the three months ended March 31, 2020 (dollar amounts in thousands, except share amounts):

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
The following table summarizes the amounts received and shares issued to shareholders who have not opted out of our dividend reinvestment plan during the three months ended March 31, 2021 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 29, 2021	$11,179	443,639
Total distributions	$11,179	443,639

The following table summarizes the amounts received and shares issued to shareholders who have not opted out of our dividend reinvestment plan during the three months ended March 31, 2020 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 30, 2020	$2,882	112,302
Total distributions	$2,882	112,302

Borrowings

Our outstanding debt obligations were as follows (dollar amounts in thousands):

	March 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility(3)	$400,000	$377,609	$377,609	$22,391	$22,391
Breckenridge Funding Facility	825,000	453,280	453,280	371,720	371,720
Big Sky Funding Facility	400,000	243,706	243,706	156,294	106,316
Revolving Credit Facility(4)	745,000	294,120	294,120	450,880	450,880
2023 Notes(5)	400,000	400,000	395,077	—	—
2026 Notes(5)	800,000	800,000	791,414	—	—
New 2026 Notes(5)	400,000	400,000	390,956	—	—
Total	$3,970,000	$2,968,715	$2,946,162	$1,001,285	$951,307

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility (3)	$400,000	$362,316	$362,316	$37,684	$37,684
Breckenridge Funding Facility	825,000	569,000	569,000	256,000	256,000
Big Sky Funding Facility	400,000	200,346	200,346	199,654	117,599
Revolving Credit Facility (4)	745,000	182,901	182,901	562,099	562,099
2023 Notes(5)	400,000	400,000	394,549	—	—
2026 Notes(5)	800,000	800,000	791,281	—	—
Total	$3,570,000	$2,514,563	$2,500,393	$1,055,437	$973,382

(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2021 and December 31, 2020, the Company had borrowings denominated in Euros (EUR) of 23.5 million and $23.5 million, respectively .
(4)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD) of 173.5 million and in British Pounds (GBP) of 24.7 million. As of December 31, 2020, the Company had borrowings denominated in Canadian Dollars (CAD) of 138.1 million.
(5)The carrying value of the Company's 2023 Notes, 2026 Notes, and New 2026 Notes are presented net of unamortized debt issuance costs of $4.9 million, $8.6 million, and $9.0 million, respectively, as of March 31, 2021. The carrying value of the Company's 2023 Notes and 2026 Notes is presented net of unamortized debt issuance costs of $5.5 million and $8.7 million, respectively, as of December 31, 2020.
For additional information on our debt obligations see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 6. Borrowings."
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements.  As of March 31, 2021 and December 31, 2020, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $454.6 million and $432.3 million, respectively.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2021, management is not aware of any pending or threatened litigation.
Contractual Obligations

Our contractual obligations consisted of the following as of March 31, 2021 (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Jackson Hole Funding Facility	$377,609	$—	$377,609	$—	$—
Breckenridge Funding Facility	453,280	—	453,280	—	—
Big Sky Funding Facility	243,706	—	243,706	—	—
Revolving Credit Facility	294,120	—	—	294,120	—
2023 Notes	400,000	—	400,000	—	—
2026 Notes	800,000	—	—	800,000	—
New 2026 Notes	400,000	—	—	—	400,000
Total Contractual Obligations	$2,968,715	$—	$1,474,595	$1,094,120	$400,000

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
COVID-19 Update
There is an ongoing global outbreak of COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19, including new variants, have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions have created disruption in global supply chains, and adversely impacted many industries. The outbreak has had a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown.
The COVID-19 pandemic (including the restrictive measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. Although vaccines have been widely distributed in the U.S., certain U.S. states are planning on reopening and we believe the economy is beginning to rebound in certain respects, the uncertainty surrounding the COVID-19 pandemic, including uncertainty regarding new variants of COVID-19 that have emerged in the United Kingdom, South Africa, and Brazil, and other factors have and may continue to contribute to significant volatility in the global markets. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.

Critical Accounting Policies
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021, and elsewhere in our filings with the SEC. There have been no significant changes in our critical accounting policies and practices.

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
As of March 31, 2021, 99.9% of our debt investments at fair value were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$139,374	$(41,061)	$98,313
Up 200 basis points	77,776	(27,374)	50,402
Up 100 basis points	17,368	(13,687)	3,681
Down 100 basis points	(1,417)	2,659	1,242
Down 200 basis points	(1,417)	2,659	1,242

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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Blackstone Secured Lending Fund

Date:	May 11, 2021	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer

Date:	May 11, 2021	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer
Chief Financial Officer