Form 10-Q
period 2021-06-30
Blackstone Secured Lending Fund
filed 2021-08-10
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒
The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of August 6, 2021 was 144,314,260.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Blackstone Secured Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (cost of $7,244,149 and $5,575,482 at June 30, 2021 and December 31, 2020, respectively)	$7,329,969	$5,585,942
Non-controlled/affiliated investments (cost of $26,163 and $0 at June 30, 2021 and December 31, 2020, respectively)	26,671	—
Total investments at fair value (cost of $7,270,312 and $5,575,482 at June 30, 2021 and December 31, 2020, respectively)	7,356,640	5,585,942
Cash and cash equivalents	181,643	217,993
Interest receivable from non-controlled/non-affiliated investments	35,057	21,456
Deferred financing costs	9,554	6,933
Receivable for investments sold	67,679	114,537
Subscription receivable	1,808	3,427
Other assets	457	578
Total assets	$7,652,838	$5,950,866
LIABILITIES
Debt (net of unamortized debt issuance costs of $21,750 and $14,170 at June 30, 2021 and December 31, 2020, respectively)	$3,760,694	$2,500,393
Payable for investments purchased	3,008	48,582
Due to affiliates	5,077	5,546
Management fees payable	13,272	10,277
Income based incentive fee payable	13,800	15,262
Capital gains incentive fee payable	13,247	1,077
Interest payable	35,497	14,715
Distribution payable (Note 8)	66,976	86,638
Accrued expenses and other liabilities	165	567
Total liabilities	3,911,736	2,683,057
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, $0.001 par value (unlimited shares authorized; 144,314,260 and 129,661,586 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	144	130
Additional paid in capital	3,609,406	3,232,562
Distributable earnings (loss)	131,552	35,117
Total net assets	3,741,102	3,267,809
Total liabilities and net assets	$7,652,838	$5,950,866
NET ASSET VALUE PER SHARE	$25.92	$25.20
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$130,774	$78,494	$258,724	$156,085
Payment-in-kind interest income	362	2,641	2,279	5,243
Fee income	3,961	24	4,804	26
Total investment income	135,097	81,159	265,807	161,354
Expenses:
Interest expense	27,167	14,441	48,313	30,512
Management fees	13,272	7,454	24,949	13,991
Income based incentive fee	13,800	8,616	28,146	16,884
Capital gains incentive fee	6,793	—	12,171	(4,218)
Professional fees	654	334	1,242	860
Board of Trustees' fees	144	111	275	226
Administrative service expenses (Note 3)	630	508	1,122	1,091
Other general and administrative	1,228	638	2,545	1,468
Amortization of offering costs	—	232	—	539
Total expenses	63,688	32,334	118,763	61,353
Recoupment of expense support (Note 3)	—	400	—	800
Net expenses	63,688	32,734	118,763	62,153
Net investment income before excise tax	71,409	48,425	147,044	99,201
Excise tax expense	—	—	(282)	104
Net investment income after excise tax	71,409	48,425	147,326	99,097
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	39,977	178,860	74,089	(179,954)
Non-controlled/affiliated investments	1,854	—	508	—
Translation of assets and liabilities in foreign currencies	112	14	(602)	1
Net unrealized appreciation (depreciation)	41,943	178,874	73,995	(179,953)
Realized gain (loss):
Non-controlled/non-affiliated investments	3,682	1,650	8,316	2,349
Foreign currency transactions	(339)	28	(1,175)	24
Net realized gain (loss)	3,343	1,678	7,141	2,373
Net realized and unrealized gain (loss)	45,286	180,552	81,136	(177,580)
Net increase (decrease) in net assets resulting from operations	$116,695	$228,977	$228,462	$(78,483)
Net investment income per share (basic and diluted)	$0.53	$0.51	$1.12	$1.16
Earnings (loss) per share (basic and diluted)	$0.87	$2.41	$1.73	$(0.92)
Weighted average shares outstanding (basic and diluted)	133,789,760	95,088,676	131,889,042	85,472,680
Distributions declared per share	$0.50	$0.50	$1.00	$1.00
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, March 31, 2021	$130	$3,243,741	$81,832	$3,325,703
Issuance of common shares	14	356,991	—	357,005
Reinvestment of dividends	—	8,674	—	8,674
Net investment income	—	—	71,409	71,409
Net realized gain (loss)	—	—	3,343	3,343
Net change in unrealized appreciation (depreciation)	—	—	41,943	41,943
Dividends declared from net investment income	—	—	(66,975)	(66,975)
Balance, June 30, 2021	$144	$3,609,406	$131,552	$3,741,102

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2020	$130	$3,232,562	$35,117	$3,267,809
Issuance of common shares	14	356,991	—	357,005
Reinvestment of dividends	—	19,853	—	19,853
Net investment income	—	—	147,326	147,326
Net realized gain (loss)	—	—	7,141	7,141
Net change in unrealized appreciation (depreciation)	—	—	73,995	73,995
Dividends declared from net investment income	—	—	(132,027)	(132,027)
Balance, June 30, 2021	$144	$3,609,406	$131,552	$3,741,102

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, March 31, 2020	$81	$2,079,631	$(308,251)	$1,771,461
Issuance of common shares	15	324,031	—	324,046
Reinvestment of dividends	—	4,244	—	4,244
Net investment income	—	—	48,425	48,425
Subscribed but unissued shares	5	125,597	—	125,602
Subscriptions receivable	(5)	(125,597)	—	(125,602)
Net realized gain (loss)	—	—	1,678	1,678
Net change in unrealized appreciation (depreciation)	—	—	178,874	178,874
Dividends declared from net investment income	—	—	(47,583)	(47,583)
Balance, June 30, 2020	$96	$2,407,906	$(126,857)	$2,281,145

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2019	$64	$1,635,915	$37,138	$1,673,117
Issuance of common shares	32	764,865	—	764,897
Reinvestment of dividends	—	7,126	—	7,126
Net investment income	—	—	99,097	99,097
Subscribed but unissued shares	5	125,597	—	125,602
Subscriptions receivable	(5)	(125,597)	—	(125,602)
Net realized gain (loss)	—	—	2,373	2,373
Net change in unrealized appreciation (depreciation)	—	—	(179,953)	(179,953)
Dividends declared from net investment income	—	—	(85,512)	(85,512)
Balance, June 30, 2020	$96	$2,407,906	$(126,857)	$2,281,145

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$228,462	$(78,483)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(74,597)	179,954
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	602	(1)
Net realized (gain) loss on investments	(8,316)	(2,349)
Payment-in-kind interest capitalized	(2,558)	(5,327)
Net accretion of discount and amortization of premium	(30,824)	(13,656)
Amortization of deferred financing costs	1,051	1,188
Amortization of debt issuance costs	2,474	—
Amortization of offering costs	—	538
Purchases of investments	(2,592,570)	(1,511,052)
Proceeds from sale of investments and principal repayments	939,438	410,259
Changes in operating assets and liabilities:
Interest receivable	(13,601)	(5,121)
Receivable for investments sold	46,858	(24,778)
Other assets	120	87
Payable for investments purchased	(45,574)	98,793
Due to affiliates	(597)	198
Management fee payable	2,995	2,408
Income based incentive fee payable	(1,462)	2,271
Capital gains incentive fee payable	12,171	(4,218)
Interest payable	20,781	(1,912)
Accrued expenses and other liabilities	(401)	(215)
Net cash provided by (used in) operating activities	(1,515,548)	(951,416)
Cash flows from financing activities:
Borrowings of debt	2,236,851	801,141
Repayments of debt	(979,659)	(546,895)
Deferred financing costs paid	(3,737)	(6,610)
Debt issuance costs paid	(993)	—
Dividends paid in cash	(131,836)	(58,622)
Proceeds from issuance of common shares	358,624	770,830
Net cash provided by (used in) financing activities	1,479,250	959,844
Net increase (decrease) in cash and cash equivalents	(36,298)	8,428
Effect of foreign exchange rate changes on cash and cash equivalents	(52)	—
Cash and cash equivalents, beginning of period	217,993	65,495
Cash and cash equivalents, end of period	$181,643	73,923

Blackstone Secured Lending Fund Consolidated Statement of Cash Flows (in thousands) (Unaudited)

Supplemental information and non-cash activities:
Interest paid during the period	$24,512	$30,948
Subscription receivable	$1,808	$10
Distribution payable	$66,976	$47,583
Reinvestment of distributions during the period	$19,853	$7,126
Non-cash deferred financing costs activity	$(64)	$(1,413)
Accrued but unpaid debt issuance costs	$190	$—
Excise taxes paid	$131	$—
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund Consolidated Schedule of Investments June 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien
Aerospace & Defense
Corfin Holdings, Inc. (4)(11)	L + 6.00%	7.00%	2/5/2026	$272,752	$268,270	$272,070	7.27%
MAG DS Corp. (11)	L + 5.50%	6.50%	4/1/2027	87,168	79,843	85,533	2.29
Maverick Acquisition, Inc. (4)(7)(11)	L + 6.00%	7.00%	6/1/2027	21,000	20,500	20,493	0.55
TCFI AEVEX, LLC (4)(7)(11)	L + 6.00%	7.00%	3/18/2026	113,086	110,935	111,644	2.98
					479,548	489,740	13.09
Air Freight & Logistics
AGI-CFI Holdings, Inc. (4)(7)(10)	L + 5.50%	6.25%	6/11/2027	95,158	93,198	93,180	2.49
AGI-CFI Holdings, Inc. - Revolving Term Loan (4)(5)(7)(14)	L + 4.50%	6.25%	6/11/2027	6,513	6,513	6,513	0.17
Livingston International, Inc. (4)(6)(11)	L + 5.75%	6.75%	4/30/2026	121,518	118,184	121,670	3.25
Mode Purchaser, Inc. (4)(11)	L + 6.25%	7.25%	12/9/2026	176,096	173,359	171,694	4.59
Omni Intermediate Holdings, LLC - Revolving Term Loan (4)(5)(7)(11)	L + 5.00%	6.00%	12/30/2025	132	119	132	0.00
Omni Intermediate Holdings, LLC (4)(5)(7)(11)	L + 5.00%	6.00%	12/30/2026	7,531	7,367	7,531	0.20
R1 Holdings, LLC (4)(7)(11)	L + 6.00%	7.00%	1/2/2026	57,377	56,729	57,377	1.53
SEKO Global Logistics Network, LLC (4)(5)(7)(11)	L + 5.00%	6.00%	12/30/2026	5,080	4,996	5,060	0.14
					460,466	463,156	12.37
Building Products
Fencing Supply Group Acquisition, LLC (4)(5)(7)(11)	L + 6.00%	7.00%	2/26/2027	57,653	56,417	56,938	1.52
Jacuzzi Brands, LLC (4)(11)	L + 6.50%	7.50%	2/25/2025	94,817	93,715	94,817	2.53
Latham Pool Products, Inc. (8)	L + 6.00%	6.10%	6/18/2025	47,513	46,588	47,736	1.28
Lindstrom, LLC (4)(11)	L + 6.25%	7.25%	4/7/2025	122,712	121,244	122,712	3.28
The Wolf Organization, LLC (4)(11)	L + 6.50%	7.50%	9/3/2026	89,167	87,854	92,734	2.48
Windows Acquisition Holdings, Inc. (4)(5)(11)	L + 6.50%	7.50%	12/29/2026	55,698	54,658	55,420	1.48
					460,475	470,356	12.57
Chemicals
DCG Acquisition Corp. (4)(5)(8)	L + 4.50%	4.59%	9/30/2026	34,913	34,661	35,000	0.94
NIC Acquisition Corp. (5)(10)	L + 3.75%	4.50%	12/29/2027	733	730	733	0.02
Polymer Additives, Inc. (8)	L + 6.00%	6.18%	7/31/2025	29,302	28,368	28,086	0.75
USALCO, LLC (4)(7)(12)	L + 7.25%	8.50%	6/1/2026	165,915	162,283	167,706	4.48
USALCO, LLC (4)(12)	L + 6.50%	7.75%	6/1/2026	35,514	34,869	34,804	0.93
VDM Buyer, Inc. (4)(8)	L + 6.75%	6.94%	4/22/2025	€23,901	26,563	27,494	0.73
VDM Buyer, Inc. (4)(8)	L + 6.75%	6.94%	4/22/2025	62,769	61,972	60,886	1.63
					349,447	354,709	9.48

Blackstone Secured Lending Fund Consolidated Schedule of Investments June 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies
Bazaarvoice, Inc. (4)(7)(8)	L + 5.75%	5.83%	5/7/2028	248,111	248,111	248,111	6.63
JSS Holdings, Inc. (4)(11)	L + 6.25%	7.25%	12/17/2027	290,266	286,269	288,815	7.72
Sciens Building Solutions, LLC (4)(7)(11)	L + 5.75%	6.75%	5/21/2027	24,413	23,816	23,788	0.64
The Action Environmental Group, Inc. (4)(12)	L + 6.00%	7.25%	1/16/2026	117,678	115,867	112,971	3.02
Veregy Consolidated, Inc. (11)	L + 6.00%	7.00%	11/2/2027	21,205	20,671	21,364	0.57
					694,734	695,049	18.58
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(7)(11)	L + 5.00%	6.00%	12/31/2027	17,906	17,269	17,662	0.47
IEA Energy Services, LLC (8)	L + 6.75%	6.90%	9/25/2024	30,517	29,684	30,352	0.81
					46,953	48,013	1.28
Distributors
Bution Holdco 2, Inc. (4)(11)	L + 6.25%	7.25%	10/17/2025	102,461	100,995	100,412	2.68
Dana Kepner Company, LLC (4)(7)(11)	L + 6.25%	7.25%	12/29/2026	64,268	63,090	63,946	1.71
EIS Buyer, LLC (4)(13)	L + 6.25%	7.75%	9/30/2025	83,895	82,693	81,798	2.19
Fastlane Parent Company, Inc. (8)	L + 4.50%	4.60%	2/4/2026	7,443	7,254	7,422	0.20
NDC Acquisition Corp. (4)(11)	L + 5.75%	6.75%	3/9/2027	22,444	21,859	21,827	0.58
NDC Acquisition Corp. - Revolving Term Loan (4)(5)(7)(11)	L + 5.75%	6.75%	3/9/2027	1,156	1,067	1,062	0.03
PSS Industrial Group Corp. (13)	L + 8.00% (incl. 2.00% PIK)	9.50%	4/10/2025	53,894	51,383	44,261	1.18
Tailwind Colony Holding Corporation (4)(5)(7)(11)	L + 7.50%	8.50%	11/13/2024	32,691	32,393	32,038	0.86
Unified Door & Hardware Group, LLC (4)(11)	L + 6.25%	7.25%	6/30/2025	90,602	89,124	90,602	2.42
					449,858	443,367	11.85
Diversified Financial Services
Barbri Holdings, Inc. (4)(7)(10)	L + 5.75%	6.50%	4/30/2028	62,000	60,790	60,760	1.62
SelectQuote, Inc. (4)(10)	L + 5.00%	5.75%	11/5/2024	59,714	58,354	59,714	1.60
					119,144	120,474	3.22
Electric Utilities
Qualus Power Services Corp. (4)(7)(11)	L + 5.50%	6.50%	3/26/2027	42,643	41,439	41,383	1.11
Electrical Equipment
Shoals Holdings, LLC (4)(11)	L + 3.25%	4.25%	11/25/2026	84,787	82,844	85,211	2.28
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(5)(7)(11)	L + 6.00%	7.00%	12/23/2026	107,686	105,434	106,779	2.85
ConvergeOne Holdings, Inc. (8)	L + 5.00%	5.10%	1/4/2026	14,543	14,157	14,414	0.39
					119,591	121,193	3.24

Blackstone Secured Lending Fund Consolidated Schedule of Investments June 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(13)	L + 7.00%	8.50%	10/4/2024	49,145	48,184	46,073	1.23
Tetra Technologies, Inc. (4)(6)(11)	L + 6.25%	7.25%	9/10/2025	20,098	20,003	19,796	0.53
					68,187	65,869	1.76
Health Care Providers & Services
ADCS Clinics Intermediate Holdings, LLC (4)(7)(11)	L + 6.25%	7.25%	5/7/2027	12,361	12,058	12,050	0.32
Canadian Hospital Specialties Ltd. (4)(5)(6)(7)(11)	L + 4.50%	5.50%	4/14/2028	C$27,120	21,276	21,575	0.58
Cross Country Healthcare, Inc. (4)(10)	L + 5.75%	6.50%	6/8/2027	29,750	29,161	29,155	0.78
DCA Investment Holdings, LLC (4)(7)(10)	L + 6.25%	7.00%	3/12/2027	22,090	21,730	21,711	0.58
Epoch Acquisition, Inc. (4)(11)	L + 6.75%	7.75%	10/4/2024	24,687	24,501	24,687	0.66
Healthcomp Holding Company, LLC (4)(5)(7)(11)	L + 6.00%	7.00%	10/27/2026	77,414	75,466	76,767	2.05
Jayhawk Buyer, LLC (4)(7)(11)	L + 5.00%	6.00%	10/15/2026	142,944	139,803	141,157	3.77
Monroe Capital Holdings, LLC (4)(7)(11)	L + 6.25%	7.25%	9/8/2026	129,404	127,127	132,988	3.55
Odyssey Holding Company, LLC (4)(11)	L + 5.75%	6.75%	11/16/2025	17,989	17,799	17,989	0.48
Snoopy Bidco, Inc. (4)(7)(10)	L + 6.00%	6.75%	6/1/2028	124,100	119,444	119,389	3.19
SpecialtyCare, Inc. (4)(5)(7)(11)	L + 5.75%	6.75%	6/18/2028	12,351	11,935	11,934	0.32
The GI Alliance Management, LLC (4)(11)	L + 6.25%	7.25%	11/4/2024	273,730	268,169	269,624	7.21
WHCG Purchaser III, Inc. (4)(5)(7)(10)	L + 5.75%	6.50%	6/22/2028	45,370	44,114	44,110	1.18
					912,584	923,135	24.68
Health Care Technology
Edifecs, Inc. (4)(11)	L + 7.00%	8.00%	9/21/2026	222,515	217,670	224,740	6.01
NMC Crimson Holdings, Inc. (4)(7)(10)	L + 6.00%	6.75%	3/1/2028	71,173	68,692	69,101	1.85
Project Ruby Ultimate Parent Corp. (10)	L + 3.25%	4.00%	3/3/2028	8,590	8,549	8,575	0.23
					294,911	302,416	8.08
Hotels, Restaurants & Leisure
Excel Fitness Holdings, Inc. (11)	L + 5.25%	6.25%	10/7/2025	32,884	31,828	32,076	0.86
Industrial Conglomerates
Tailwind Smith Cooper Intermediate Corporation (8)	L + 5.00%	5.11%	5/28/2026	27,535	26,772	27,500	0.74
Insurance
High Street Buyer, Inc. (4)(5)(7)(10)	L + 6.00%	6.75%	4/14/2028	16,856	16,348	16,191	0.43
Integrity Marketing Acquisition, LLC (4)(5)(7)(11)	L + 5.75%	6.75%	8/27/2025	58,025	57,139	57,010	1.52
Jones Deslauriers Insurance Management, Inc. (4)(5)(6)(7)(10)	L + 4.25%	5.00%	3/28/2028	C$68,375	53,409	55,338	1.48
SG Acquisition, Inc. (4)(9)	L + 5.00%	5.50%	1/27/2027	111,867	110,270	110,189	2.95
Westland Insurance Group LTD (4)(5)(6)(7)(11)	L + 7.00%	8.00%	1/5/2027	C$78,073	56,615	61,382	1.64
Westland Insurance Group LTD (4)(5)(6)(11)	L + 7.00%	8.00%	1/5/2027	42,483	38,933	40,040	1.07
					332,714	340,150	9.09

Blackstone Secured Lending Fund Consolidated Schedule of Investments June 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Interactive Media & Services
Bungie, Inc. (4)(11)	L + 6.25%	7.25%	8/28/2024	47,200	46,753	47,200	1.26
Internet & Direct Marketing Retail
Donuts, Inc. (4)(11)	L + 6.00%	7.00%	12/29/2026	327,405	321,407	325,768	8.71
Shutterfly, LLC (11)	L + 6.00%	7.00%	9/25/2026	26,457	24,666	26,559	0.71
Shutterfly, LLC (11)	L + 6.50%	7.50%	9/25/2026	13,550	13,647	13,606	0.36
					359,719	365,934	9.78
IT Services
Park Place Technologies, LLC (11)	L + 5.00%	6.00%	11/10/2027	44,888	43,252	45,101	1.21
Red River Technology, LLC (4)(7)(11)	L + 6.00%	7.00%	5/26/2027	100,800	99,065	99,036	2.65
					142,317	144,137	3.85
Leisure Products
Lew's Intermediate Holdings, LLC (4)(10)	L + 5.00%	5.75%	1/26/2028	6,584	6,521	6,616	0.18
Machinery
Apex Tool Group, LLC (12)	L + 5.25%	6.50%	8/1/2024	27,934	27,288	28,087	0.75
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc. (4)(6)(13)	L + 6.25%	7.75%	11/26/2024	150,862	149,321	150,485	4.02
Paper & Forest Products
Pixelle Specialty Solutions, LLC (11)	L + 6.50%	7.50%	10/31/2024	6,929	6,831	6,947	0.19
Personal Products
Paula's Choice Holdings, Inc. (4)(11)	L + 6.25%	7.25%	11/17/2025	54,313	53,003	54,313	1.45
Professional Services
ALKU, LLC (4)(10)	L + 5.25%	6.00%	3/1/2028	110,044	108,996	109,494	2.93
APFS Staffing Holdings, Inc. (8)	L + 4.75%	4.85%	4/15/2026	18,108	17,860	18,090	0.48
ASP Endeavor Acquisition, LLC (4)(5)(9)	L + 6.50%	7.00%	5/3/2027	24,000	23,533	23,520	0.63
BPPH2 Limited (4)(5)(6)(8)	L + 6.75%	6.75%	3/2/2028	£25,500	34,324	35,227	0.94
Titan Investment Company, Inc. (4)(5)(8)	L + 5.75%	5.88%	3/20/2027	42,676	40,772	42,889	1.15
Trinity Air Consultants Holdings Corp. (4)(7)(10)	L + 5.25%	6.00%	6/29/2027	64,425	62,729	62,771	1.68
VT Topco, Inc. (8)	L + 3.25%	3.35%	8/1/2025	4,841	4,573	4,814	0.13
					292,787	296,805	7.93
Real Estate Management & Development
Cumming Group, Inc. (4)(7)(11)	L + 6.00%	7.00%	5/26/2027	60,958	59,650	59,627	1.59
Progress Residential PM Holdings, LLC (4)(7)(10)	L + 6.25%	7.00%	2/16/2028	55,898	54,575	55,200	1.48
					114,224	114,827	3.07

Blackstone Secured Lending Fund Consolidated Schedule of Investments June 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Software
Diligent Corporation (4)(11)	L + 5.75%	6.75%	8/4/2025	59,850	59,061	59,102	1.58
Episerver, Inc. (4)(5)(7)(11)	L + 5.50%	6.50%	4/9/2026	9,791	9,615	9,613	0.26
GraphPAD Software, LLC (4)(7)(11)	L + 5.50%	6.50%	4/27/2027	13,125	12,903	12,896	0.34
LD Lower Holdings, Inc. (4)(7)(11)	L + 6.50%	7.50%	2/8/2026	119,575	117,371	118,380	3.16
MRI Software, LLC (4)(5)(7)(11)	L + 5.50%	6.50%	2/10/2026	25,690	25,482	25,718	0.69
PaySimple, Inc. (4)(8)	L + 5.50%	5.61%	8/23/2025	61,400	59,886	61,093	1.63
Relativity ODA, LLC (4)(7)(11)	L + 7.50% PIK	8.50%	5/12/2027	28,184	27,420	27,397	0.73
Spitfire Parent, Inc. (4)(7)(11)	L + 5.50%	6.50%	3/11/2027	44,000	43,025	42,972	1.15
Spitfire Parent, Inc. (4)(5)(11)	L + 5.50%	6.50%	3/11/2027	€10,500	12,448	12,203	0.33
Triple Lift, Inc. (4)(7)(10)	L + 5.75%	6.50%	5/6/2028	49,000	47,891	47,866	1.28
					415,101	417,239	11.15
Specialty Retail
CustomInk, LLC (4)(11)	L + 6.21%	7.21%	5/3/2026	133,125	131,324	130,463	3.49
Spencer Spirit Holdings, Inc. (8)	L + 6.00%	6.10%	6/19/2026	44,924	43,023	44,873	1.20
					174,347	175,336	4.69
Technology Hardware, Storage & Peripherals
Deliver Buyer, Inc. (4)(11)	L + 6.25%	7.25%	5/1/2024	49,625	48,515	49,904	1.33
Electronics For Imaging, Inc. (8)	L + 5.00%	5.10%	7/23/2026	17,945	17,036	17,148	0.47
Lytx, Inc. (4)(7)(11)	L + 6.25%	7.25%	2/28/2026	68,964	68,009	69,393	1.85
					133,560	136,445	3.66
Trading Companies & Distributors
Porcelain Acquisition Corp. (4)(7)(11)	L + 6.00%	7.00%	4/30/2027	47,795	45,786	45,816	1.22
The Cook & Boardman Group, LLC (11)	L + 5.75%	6.75%	10/17/2025	49,976	49,644	48,851	1.31
					95,430	94,667	2.53
Transportation Infrastructure
Capstone Logistics, LLC (7)(11)	L + 4.75%	5.75%	11/12/2027	5,433	5,391	5,459	0.15
Frontline Road Safety, LLC (4)(7)(10)	L + 5.75%	6.50%	5/3/2027	83,090	81,473	81,428	2.18
Roadsafe Holdings, Inc. (4)(7)(11)	L + 5.75%	6.75%	10/19/2027	42,197	41,104	41,070	1.10
Spireon, Inc. (4)(11)	L + 6.50%	7.50%	10/4/2024	22,847	22,690	22,847	0.61
					150,658	150,804	4.03
Total First Lien Debt					$7,139,358	$7,213,639	192.82
Second Lien Debt
Chemicals
NIC Acquisition Corp. (5)(10)	L + 7.75%	8.50%	12/29/2028	$3,500	$3,450	$3,526	0.09%
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(11)	L + 8.75%	9.75%	12/31/2028	6,061	5,933	6,061	0.16

Blackstone Secured Lending Fund Consolidated Schedule of Investments June 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Second Lien Debt (continued)
Health Care Providers & Services
Canadian Hospital Specialties Ltd. (4)(5)(6)(8)	8.75%	8.75%	4/15/2029	C$10,533	8,248	8,336	0.22
Jayhawk Buyer, LLC (4)(11)	L + 8.75%	9.75%	10/15/2027	5,183	5,081	5,080	0.14
					13,329	13,416	0.36
Insurance
Jones Deslauriers Insurance Management, Inc. (4)(5)(6)(7)(9)	L + 7.50%	8.00%	3/26/2029	C$25,495	19,749	20,723	0.55%
Software
Episerver, Inc. (5)(11)	L + 7.75%	8.75%	7/31/2028	11,186	11,038	11,588	0.31
Total Second Lien Debt					$53,499	$55,314	1.48%
Unsecured Debt
Commercial Services & Supplies
Garda World Security Corp. (5)(6)(8)	6.00%	6.00%	6/1/2029	$2,674	$2,674	$2,657	0.07%
Communications Equipment
Plantronics, Inc. (5)(6)(8)	4.75%	4.75%	3/1/2029	4,748	4,748	4,720	0.13%
IT Services
Endure Digital, Inc. (5)(8)	6.00%	6.00%	2/15/2029	3,125	3,125	3,098	0.08
Total Unsecured Debt					$10,547	$10,475	0.28%
Warrants
Software
Mermaid EquityCo L.P. - Class B Units (4)				4,550,697	$865	$2,821	0.08%
Total Warrants					$865	$2,821	0.08%
Equity
Aerospace & Defense
Corfin Holdco, Inc. - Common Stock (4)				2,137,866	$4,767	$5,131	0.14%
Air Freight & Logistics
AGI Group Holdings LP - A2 Common Units (4)				902	902	902	0.02
Mode Holdings, L.P. - Class A-2 Common Units (4)				5,486,923	5,487	5,487	0.15
					6,389	6,389	0.17
Distributors
EIS Acquisition Holdings, LP - Class A Common Units (4)				7,519	1,773	1,873	0.05
Health Care Providers & Services
Jayhawk Holdings, LP - A-1 Common Units (4)				2,201	392	392	0.01
Jayhawk Holdings, LP - A-2 Common Units (4)				1,185	211	211	0.01
					603	603	0.02
Professional Services
OHCP V TC COI, LP. - LP Interest (4)				3,500,000	3,500	3,500	0.09

Blackstone Secured Lending Fund Consolidated Schedule of Investments June 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity (continued)
Software
Mermaid Equity Co. L.P. - Class A-2 Common Units (4)				14,849,355	14,849	22,423	0.60
Specialty Retail
CustomInk, LLC - Series A Preferred Units (4)				384,520	5,200	5,003	0.13
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units (4)				26,666	2,800	2,800	0.07
Total Equity Investments					$39,881	$47,720	1.28%
Total Investments - non-controlled/non-affiliated					$7,244,149	$7,329,969	195.93%
Investments—non-controlled/affiliated
Equity
Insurance
Blackstone Donegal Holdings LP - LP Interests (Westland Insurance Group LTD) (4)(5)(6)(15)					$26,163	$26,671	0.71%
Total Equity					$26,163	$26,671	0.71%
Total Investments - non-controlled/affiliated					$26,163	$26,671	0.71%
Total Investment Portfolio					$7,270,312	$7,356,640	196.64%
Cash and Cash Equivalents
Other Cash and Cash Equivalents					$181,643	$181,643	4.86%
Total Cash and Cash Equivalents					$181,643	$181,643	4.86%
Total Portfolio Investments, Cash and Cash Equivalents					$7,451,955	$7,538,283	201.50%

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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2021. As of June 30, 2021, the reference rates for our variable rate loans were the 30-day L at 0.10%, the 90-day L at 0.15% and the 180-day L at 0.16% and P at 3.25%. Variable rate loans typically include an interest reference rate floor feature, which is generally 1.00%. As of June 30, 2021, 89.1% of the portfolio at fair value had a base rate floor above zero.
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
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2021, non-qualifying assets represented 8.9% of total assets as calculated in accordance with regulatory requirements.
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

Blackstone Secured Lending Fund Consolidated Schedule of Investments June 30, 2021 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	$3,756	$—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	1,301	(26)
AGI-CFI Holdings, Inc.	Delayed Draw Term Loan	6/11/2023	22,700	—
AGI-CFI Holdings, Inc.	Revolver	6/11/2027	9,770	—
Albireo Energy, LLC	Delayed Draw Term Loan	6/23/2022	36,817	—
Barbri, Inc.	Delayed Draw Term Loan	4/28/2023	18,834	—
Bazaarvoice, Inc.	Delayed Draw Term Loan	11/7/2022	38,288	—
Bazaarvoice, Inc.	Revolver	5/7/2026	28,662	—
Canadian Hospital Specialties Ltd.	Delayed Draw Term Loan	4/14/2023	5,754	—
Canadian Hospital Specialties Ltd.	Revolver	4/14/2027	2,877	—
Capstone Logistics, LLC	Delayed Draw Term Loan	11/12/2027	547	—
COP Home Services TopCo IV, Inc.	Delayed Draw Term Loan	12/31/2022	1,650	—
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	1,830	—
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	13,522	—
Cumming Group, Inc.	Revolver	5/26/2027	5,593	(112)
Dana Kepner Company, LLC	Delayed Draw Term Loan	12/29/2021	26,920	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	3/12/2023	6,391	(48)
Episerver, Inc.	Revolver	4/9/2026	2,064	(31)
Fencing Supply Group Acquisition, LLC	Delayed Draw Term Loan	2/26/2023	13,776	(138)
Frontline Road Safety, LLC - A	Delayed Draw Term Loan	5/3/2027	11,836	—
Frontline Road Safety, LLC - B	Delayed Draw Term Loan	5/3/2022	26,351	—
GI Consilio Parent, LLC	Revolver	5/14/2026	4,200	—
GraphPAD Software, LLC	Revolver	4/27/2027	2,124	—
Healthcomp Holding Company, LLC	Delayed Draw Term Loan	4/27/2022	20,754	(259)
High Street Buyer, Inc. - A	Delayed Draw Term Loan	11/4/2021	51	—
High Street Buyer, Inc. - B	Delayed Draw Term Loan	4/16/2028	14,089	(282)
High Street Buyer, Inc.	Revolver	4/16/2027	2,254	(45)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	11,658	—
Jayhawk Buyer, LLC	Delayed Draw Term Loan	10/15/2021	6,652	—
Jones Deslauriers Insurance Management, Inc.	Delayed Draw Term Loan	3/28/2022	15,248	—
Jones Deslauriers Insurance Management, Inc. (2nd Lien)	Delayed Draw Term Loan	3/28/2022	2,441	—
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	19,979	—
Lytx, Inc.	Delayed Draw Term Loan	2/28/2022	16,761	—
Maverick Acquisition, Inc.	Delayed Draw Term Loan	6/1/2023	8,715	(87)
Monroe Capital Holdings, LLC	Delayed Draw Term Loan	6/8/2022	8,282	—
Monroe Capital Holdings, LLC	Delayed Draw Term Loan	6/8/2022	44,592	—
MRI Software, LLC	Delayed Draw Term Loan	1/31/2022	621	—
MRI Software, LLC	Delayed Draw Term Loan	1/31/2022	1,946	(8)
MRI Software, LLC	Revolver	1/31/2022	1,516	—
NDC Acquisition Corp.	Revolver	3/9/2027	2,269	—
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	3/1/2023	31,400	(471)
Omni Intermediate Holdings, LLC	Delayed Draw Term Loan	12/30/2021	1,950	—
Omni Intermediate Holdings, LLC	Revolver	12/30/2025	424	—
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/30/2022	22,627	(665)
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	2/16/2022	16,623	—
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2023	15,545	(194)
R1 Holdings, LLC	Delayed Draw Term Loan	4/19/2022	12,341	—
Red River Technology, LLC	Delayed Draw Term Loan	5/26/2023	31,888	—

Blackstone Secured Lending Fund Consolidated Schedule of Investments June 30, 2021 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt (continued)
Relativity ODA, LLC	Revolver	5/12/2027	3,292	(82)
Roadsafe Holdings, Inc.	Delayed Draw Term Loan	10/19/2021	28,317	(283)
Sciens Building Solutions, LLC	Delayed Draw Term Loan	5/21/2027	19,688	—
Sciens Building Solutions, LLC	Revolver	5/21/2027	5,850	—
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2022	800	(11)
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	197	—
Snoopy Bidco, Inc.	Delayed Draw Term Loan	6/1/2023	65,900	(19)
SpecialtyCare, Inc.	Delayed Draw Term Loan	9/18/2021	1,260	—
SpecialtyCare, Inc.	Revolver	6/18/2026	922	—
Spitfire Parent, Inc.	Delayed Draw Term Loan	9/4/2022	14,755	(148)
Tailwind Colony Holding Corporation	Delayed Draw Term Loan	2/10/2022	10,644	—
TCFI AEVEX, LLC	Delayed Draw Term Loan	12/31/2021	1,579	—
TCFI AEVEX, LLC	Delayed Draw Term Loan	12/31/2021	30,445	(295)
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2023	24,085	(241)
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	6,262	—
Triple Lift, Inc.	Revolver	5/6/2028	7,698	(154)
USALCO, LLC	Delayed Draw Term Loan	6/1/2022	11,295	(282)
Westland Insurance Group LTD	Delayed Draw Term Loan	7/5/2022	24,459	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	21,890	(219)
WHCG Purchaser III, Inc.	Revolver	6/22/2026	6,723	(134)
Total Unfunded Commitments			$882,250	$(4,234)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of June 30, 2021 was 0.50%.
(10)The interest rate floor on these investments as of June 30, 2021 was 0.75%.
(11)The interest rate floor on these investments as of June 30, 2021 was 1.00%.
(12)The interest rate floor on these investments as of June 30, 2021 was 1.25%.
(13)The interest rate floor on these investments as of June 30, 2021 was 1.50%.
(14)The interest rate floor on these investments as of June 30, 2021 was 1.75%.
(15)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2021, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2021, the Company’s non-controlled/affiliated investments were as follows:

	Fair value as of December 31, 2020	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of June 30, 2021	Dividend and Interest Income
Non-controlled/Affiliated Investments
Blackstone Donegal Holdings LP	$—	$26,163	$—	$508	$26,671	$—
Total	$—	$26,163	$—	$508	$26,671	$—

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2020 (in thousands)

Investments—non-controlled/non-affiliated (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
Corfin Holdings, Inc. (4)(9)	L + 6.00%	7.00%	2/5/2026	$203,463	$200,008	$202,954	6.21%
MAG DS Corp (9)	L + 5.50%	6.50%	4/1/2027	87,607	79,610	83,884	2.57
TCFI AEVEX, LLC (4)(7)(9)	L + 6.00%	7.00%	3/18/2026	102,020	100,089	100,868	3.09
					379,707	387,706	11.87
Air Freight & Logistics
Livingston International Inc. (4)(6)(9)	L + 5.75%	6.75%	4/30/2026	122,138	118,447	121,527	3.72
Mode Purchaser, Inc. (4)(9)	L + 6.25%	7.25%	12/9/2026	176,988	173,986	171,235	5.24
Omni Intermediate Holdings, LLC (4)(5)(7)(9)	L + 5.00%	6.00%	12/30/2026	5,000	4,875	4,875	0.15
Omni Intermediate Holdings, LLC - Revolving Term Loan (4)(5)(7)(9)	L + 5.00%	6.00%	12/30/2025	42	28	28	—
R1 Holdings, LLC (4)(7)(9)	L + 6.00%	7.06%	1/2/2026	57,669	56,856	57,093	1.75
					354,192	354,758	10.86
Building Products
Jacuzzi Brands, LLC (4)(9)	L + 6.50%	7.50%	2/25/2025	99,228	97,922	95,755	2.93
Latham Pool Products, Inc. (8)	L + 6.00%	6.15%	6/18/2025	49,193	47,888	49,117	1.50
Lindstrom, LLC (4)(9)	L + 6.25%	7.25%	4/7/2025	129,650	127,891	127,057	3.89
The Wolf Organization, LLC (4)(9)	L + 6.50%	7.50%	9/3/2026	95,750	94,204	96,707	2.96
Windows Acquisition Holdings, Inc. (4)(5)(9)	L + 6.50%	7.50%	12/29/2026	62,996	61,737	61,736	1.89
Windows Acquisition Holdings, Inc. - Revolving Term Loan (4)(5)(7)(9)	L + 6.50%	7.50%	12/29/2025	4,620	4,620	4,620	0.14
					434,262	434,992	13.31
Capital Markets
Advisor Group Holdings, Inc. (8)	L + 5.00%	5.15%	7/31/2026	6,430	5,981	6,390	0.20
Chemicals
DCG Acquisition Corp. (4)(7)(9)	L + 7.50%	8.50%	9/30/2026	39,800	38,886	39,402	1.21
LSF11 Skyscraper US Bidco 2, LLC (4)(6)(9)	L + 5.50%	6.50%	9/29/2027	106,878	101,786	106,344	3.25
LSF11 Skyscraper Holdco S.à r.l, LLC (4)(6)(9)	L + 5.50%	6.50%	9/29/2027	335	319	334	0.01
Polymer Additives, Inc. (8)	L + 6.00%	6.21%	7/31/2025	29,452	28,400	24,726	0.76
USALCO, LLC (4)(7)(10)	L + 7.25%	8.50%	6/1/2026	166,751	162,734	168,553	5.16
USALCO, LLC (4)(9)	L + 6.50%	7.50%	6/1/2026	35,693	34,979	34,979	1.07
VDM Buyer, Inc. (4)(8)	L + 6.75%	6.97%	4/22/2025	€24,023	26,651	28,512	0.87
VDM Buyer, Inc. (4)(8)	L + 6.75%	6.97%	4/22/2025	63,089	62,184	61,197	1.87
					455,939	464,046	14.20

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2020 (in thousands)

Investments—non-controlled/non-affiliated (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies
Veregy Consolidated, Inc. (9)	L + 6.00%	7.00%	11/3/2027	20,000	19,413	19,850	0.61
JSS Holdings, Inc. (4)(9)	L + 6.25%	7.25%	12/17/2027	327,174	322,295	322,266	9.86
The Action Environmental Group, Inc. (4)(7)(10)	L + 6.00%	7.25%	1/16/2026	118,275	116,101	113,544	3.47
					457,809	455,660	13.94
Construction & Engineering
Brand Industrial Services, Inc. (9)	L + 4.25%	5.25%	6/21/2024	7,884	7,317	7,706	0.24
COP Home Services TopCo IV, Inc. (4)(5)(7)(9)	L + 5.00%	6.00%	12/31/2027	16,162	15,482	15,482	0.47
IEA Energy Services, LLC (8)	L + 6.75%	7.00%	9/25/2024	30,517	29,556	30,466	0.93
					52,355	53,654	1.64
Distributors
Bution Holdco 2, Inc. (4)(9)	L + 6.25%	7.25%	10/17/2025	123,438	121,467	120,969	3.70
Dana Kepner Company, LLC (4)(7)(9)	L + 6.25%	7.25%	12/29/2026	71,667	70,236	70,234	2.15
EIS Buyer, LLC (4)(11)	L + 6.25%	7.75%	9/30/2025	81,984	80,687	79,524	2.43
Fastlane Parent Company, Inc. (8)	L + 4.50%	4.65%	2/4/2026	12,481	12,285	12,450	0.38
PSS Industrial Group Corp. (11)	L + 6.00%	7.50%	4/10/2025	56,162	53,161	39,875	1.22
SEKO Global Logistics Network, LLC (4)(5)(7)(9)	L + 5.00%	6.00%	12/30/2026	4,700	4,609	4,608	0.14
Tailwind Colony Holding Corporation (4)(9)	L + 7.50%	8.50%	11/13/2024	33,045	32,698	31,971	0.98
Unified Door & Hardware Group, LLC (4)(9)	L + 6.25%	7.25%	6/30/2025	91,063	89,440	91,063	2.79
					464,583	450,695	13.79
Diversified Financial Services
SelectQuote, Inc. (4)(9)	L + 6.00%	7.00%	11/5/2024	59,714	58,153	60,311	1.85
Electrical Equipment
Shoals Holdings, LLC (4)(9)	L + 3.25%	4.25%	11/25/2026	149,687	145,982	145,944	4.47
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(5)(7)(9)	L + 6.00%	7.00%	12/23/2026	111,978	108,911	108,899	3.34
Convergeone Holdings, Inc. (8)	L + 5.00%	5.15%	1/4/2026	14,617	14,187	13,849	0.42
					123,098	122,748	3.76
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(11)	L + 7.00%	8.50%	10/4/2024	58,246	56,934	53,877	1.65
Tetra Technologies, Inc. (4)(6)(9)	L + 6.25%	7.25%	9/10/2025	23,296	23,174	21,666	0.66
					80,108	75,543	2.31
Health Care Equipment & Supplies
Lifescan Global Corporation (8)	L + 6.00%	6.23%	10/1/2024	5,797	5,633	5,537	0.17
Surgical Specialties Corp (US) Inc. (4)(6)(8)	L + 5.00%	5.25%	5/7/2025	32,998	32,036	32,997	1.01
					37,669	38,535	1.18

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2020 (in thousands)

Investments—non-controlled/non-affiliated (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services
Epoch Acquisition, Inc. (4)(9)	L + 6.75%	7.75%	10/4/2024	24,813	24,598	24,689	0.76
Healthcomp Holding Company, LLC (4)(5)(7)(9)	L + 6.00%	7.00%	10/27/2026	87,300	84,901	84,827	2.60
Jayhawk Buyer, LLC (4)(7)(9)	L + 5.75%	6.75%	10/15/2026	107,884	105,283	105,187	3.22
Monroe Capital Holdings, LLC (4)(7)(9)	L + 6.75%	7.75%	9/8/2026	107,359	105,317	106,286	3.25
Odyssey Holding Company, LLC (4)(9)	L + 5.75%	6.75%	11/16/2025	18,898	18,680	18,898	0.58
The GI Alliance Management, LLC (4)(7)(9)	L + 6.25%	7.25%	11/4/2024	189,409	184,953	180,127	5.51
					523,732	520,014	15.92
Health Care Technology
Edifecs, Inc. (4)(9)	L + 7.50%	8.50%	9/21/2026	263,008	256,739	259,063	7.93
Project Ruby Ultimate Parent Corp (4)(9)	L + 4.25%	5.25%	2/9/2024	30,000	29,550	30,075	0.92
					286,289	289,138	8.85
Hotels, Restaurants & Leisure
Excel Fitness Holdings, Inc (9)	L + 5.25%	6.25%	10/7/2025	46,588	44,918	42,939	1.31
Industrial Conglomerates
Tailwind Smith Cooper Intermediate Corporation (8)	L + 5.00%	5.15%	5/28/2026	30,682	29,746	29,190	0.89
Insurance
Integrity Marketing Acquisition, LLC (4)(5)(7)(9)	L + 6.25%	7.25%	8/27/2025	32,651	31,962	31,902	0.98
SG Acquisition, Inc. (4)(8)	L + 5.75%	5.90%	1/27/2027	102,895	101,111	101,352	3.10
					133,073	133,254	4.08
Interactive Media & Services
Bungie, Inc. (4)(9)	L + 6.25%	7.25%	8/28/2024	47,200	46,683	47,200	1.44
Internet & Direct Marketing Retail
Shutterfly, Inc. (9)	L + 6.00%	7.00%	9/25/2026	26,457	24,488	26,386	0.81
Donuts, Inc. (4)(7)(9)	L + 6.00%	7.00%	12/29/2026	381,538	373,918	373,908	11.44
					398,405	400,294	12.25
IT Services
Ahead Data Blue, LLC (9)	L + 5.00%	6.00%	10/13/2027	13,207	12,180	13,025	0.40
Park Place Technologies, LLC (9)	L + 5.00%	6.00%	11/10/2027	45,000	43,232	43,350	1.33
					55,412	56,375	1.73
Machinery
Apex Tool Group, LLC (10)	L + 5.25%	6.50%	8/1/2024	53,301	52,194	52,845	1.62
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc (4)(6)(11)	L + 6.25%	7.75%	11/26/2024	150,862	149,099	148,599	4.55
Paper & Forest Products
Pixelle Specialty Solutions, LLC (9)	L + 6.50%	7.50%	10/31/2024	14,380	14,146	14,373	0.44
Personal Products
Paula's Choice Holdings, Inc. (4)(9)	L + 6.25%	7.25%	11/17/2025	55,000	53,523	53,488	1.64

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2020 (in thousands)

Investments—non-controlled/non-affiliated (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Professional Services
APFS Staffing Holdings, Inc. (8)	L + 4.75%	4.90%	4/15/2026	18,201	17,922	17,916	0.55
GI Revelation Acquisition LLC (8)	L + 5.00%	5.15%	4/16/2025	32,163	29,987	31,681	0.97
Minotaur Acquisition, Inc. (8)	L + 5.00%	5.15%	3/27/2026	33,180	31,782	32,641	1.00
Titan Investment Company, Inc. (4)(5)(8)	L + 5.75%	5.99%	3/20/2027	42,892	40,812	42,356	1.30
VT Topco, Inc. (8)	L + 3.50%	3.65%	8/1/2025	4,866	4,562	4,811	0.15
					125,065	129,405	3.97
Software
LD Intermediate Holdings, Inc. (4)(9)	L + 5.88%	6.88%	12/9/2022	17,105	16,633	17,041	0.52
MRI Software, LLC (4)(5)(7)(9)	L + 5.50%	6.50%	2/10/2026	22,329	22,081	22,220	0.68
PaySimple, Inc. (4)(7)(8)	L + 5.50%	5.65%	8/23/2025	53,058	51,710	51,824	1.58
Vero Parent, Inc. (9)	L + 6.00%	7.00%	8/16/2024	45,528	41,661	45,598	1.40
					132,085	136,683	4.18
Specialty Retail
CustomInk, LLC (4)(9)	L + 6.21%	7.21%	5/3/2026	133,125	131,139	130,130	3.98
Spencer Spirit Holdings, Inc. (8)	L + 6.00%	6.15%	6/19/2026	45,037	42,941	44,896	1.38
					174,080	175,026	5.36
Technology Hardware, Storage & Peripherals
Deliver Buyer, Inc. (4)(9)	L + 6.25%	7.25%	5/1/2024	49,875	48,564	50,187	1.54
Electronics For Imaging, Inc. (8)	L + 5.00%	5.15%	7/23/2026	34,650	32,723	29,788	0.90
Lytx, Inc. (4)(7)(9)	L + 6.00%	7.00%	2/28/2026	69,313	68,327	69,146	2.12
					149,614	149,121	4.56
Trading Companies & Distributors
The Cook & Boardman Group, LLC (9)	L + 5.75%	6.75%	10/17/2025	50,233	49,859	48,035	1.47
Transportation Infrastructure
Capstone Logistics, LLC (5)(7)(9)	L + 4.75%	5.75%	11/12/2027	3,053	3,020	3,094	0.09
Spireon, Inc. (4)(9)	L + 6.50%	7.50%	10/4/2024	22,961	22,780	22,847	0.70
					25,800	25,941	0.79
Total First Lien Debt					$5,493,561	$5,502,899	168.40%
Second Lien Debt
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(9)	L + 8.75%	9.75%	12/31/2028	$6,061	$5,925	$5,925	0.18%
Health Care Technology
Project Ruby Ultimate Parent Corp (4)(5)(9)	L + 8.25%	9.25%	2/10/2025	17,900	17,542	18,079	0.55
IT Services
WEB.COM Group, Inc. (8)	L + 7.75%	7.90%	10/9/2026	15,098	14,485	14,488	0.45
Software
Epicor Software Corp. (5)(9)	L + 7.75%	8.75%	7/31/2028	11,186	11,027	11,707	0.36
Total Second Lien Debt					$48,979	$50,199	1.54%

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2020 (in thousands)

Investments—non-controlled/non-affiliated (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Warrants
Software
Mermaid EquityCo L.P. - Class B Units (4)				4,550,697	$865	$865	0.03%
Total Warrants					$865	$865	0.03%
Equity
Aerospace & Defense
Corfin Holdco, Inc. - Common Stock (4)				2,137,866	$4,767	$4,767	0.15%
Air Freight & Logistics
Mode Holdings, L.P. - Class A-2 Common Units (4)				5,486,923	5,487	5,487	0.17
Distributor
EIS Acquisition Holdings, LP - Class A Common Units (4)				7,519	1,773	1,873	0.06
Software
Mermaid EquityCo L.P. - Class A-2 Common Units (4)				14,849,355	14,850	14,849	0.45
Specialty Retail
CustomInk, LLC - Series A Preferred Units (4)				384,520	5,200	5,003	0.15
Total Equity Investments					$32,077	$31,979	0.98%
Total Investment Portfolio					$5,575,482	$5,585,942	170.94%
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund					$29,427	$29,427	0.90%
Other Cash and Cash Equivalents					188,566	188,566	5.77
Total Cash and Cash Equivalents					$217,993	$217,993	6.67%
Total Portfolio Investments, Cash and Cash Equivalents					$5,793,475	$5,803,935	177.61%
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
The Company is externally managed by Blackstone Credit BDC Advisors LLC (the “Adviser”). Blackstone Alternative Credit Advisors LP (the “Administrator” and, collectively with its affiliates in the credit-focused business of Blackstone Inc. ("Blackstone"), “Blackstone Credit,” which, for the avoidance of doubt, excludes Harvest Fund Advisors LLC and Blackstone Insurance Solutions) provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the “Administration Agreement”).  Blackstone Credit is part of the credit-focused platform of Blackstone and is the primary part of its credit reporting segment.
The Company previously conducted a private offering (the “Private Offering”) of its common shares of beneficial interest (i) to accredited investors, as defined in Regulation D under the Securities Act of 1933, as amended (the “1933 Act”), and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons,” as defined in Regulation S under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. At each closing of the Private Offering, each investor made a capital commitment (“Capital Commitment”) to purchase shares of the beneficial interest of the Company pursuant to a subscription agreement entered into with the Company.  Investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their Capital Commitments on as as-needed basis each time the Company delivers a notice to investors.
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

As of June 30, 2021, the Company's consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”), BGSL Big Sky Funding LLC ("Big Sky Funding") and BGSL Investments LLC ("BGSL Investments").
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
•In addition, independent valuation firms engaged by the Board prepare quarter-end valuations of such investments except de minimis investments, as determined by the Adviser.  The independent valuation firms provide a final range of values on such investments to the Board and the Adviser.  The independent valuation firms also provide analyses to support their valuation methodology and calculations;
•The Adviser's Valuation Committee reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;
•The Adviser's Valuation Committee makes valuation recommendations to the Audit Committee;
•The Audit Committee reviews the valuation recommendations made by the Adviser's Valuation Committee, including the independent valuation firms' quarterly valuations, and once approved, recommends them for approval by the Board; and
•The Board reviews the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Audit Committee, the Adviser's Valuation Committee and, where applicable, the independent valuation firms and other external service providers.

Valuation of each of our investments will generally be made as described above as of the end of each fiscal quarter. In cases where the Company determines its net asset value ("NAV") at times other than a quarter end, the Company updates the value of securities with market quotations to the most recent market quotation. For securities without market quotations, non-quarterly valuations will generally be the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser determines such a change has occurred with respect to one or more investments, the Adviser will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with the Company's valuation policy, pursuant to authority delegated by the Board.
As part of the valuation process, the Board takes into account relevant factors in determining the fair value of the Company's investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant, of: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Board considers whether the pricing indicated by the external event corroborates its valuation. See “—Note 5. Fair Value Measurements.”
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

Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of June 30, 2021 and December 31, 2020, the Company had $67.7 million and $114.5 million, respectively, of receivables for investments sold. As of June 30, 2021 and December 31, 2020, the Company had $3.0 million and $48.6 million, respectively, of payables for investments purchased.
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

Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums.  Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method.  The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any.  Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and six months ended June 30, 2021, the Company recorded $6.2 million and $24.6 million, respectively, in non-recurring interest income (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and six months ended June 30, 2020, the Company recorded $2.0 million and $5.1 million, respectively, in non-recurring interest income.
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions.  PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity.  Such income is included in payment-in-kind interest income in the Consolidated Statements of Operations.  If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status.  When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income.  To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three and six months ended June 30, 2021, the Company recorded PIK income of $0.4 million and $2.3 million, respectively. For the three and six months ended June 30, 2020, the Company recorded PIK income of $2.6 million and $5.2 million, respectively.
Dividend Income
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.
Fee Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies.  Such fees are recognized as income when earned or the services are rendered. For the three and six months ended June 30, 2021, the Company recorded fee income of $4.0 million and $4.8 million, respectively. For the three and six months ended June 30, 2020, the Company recorded fee income of $0.0 million and $0.0 million, respectively.
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
The Company will not bear more than an amount equal to 0.10% of the aggregate Capital Commitments of the Company for organization and offering expenses in connection with the offering of shares. If actual organization and offering costs incurred exceed 0.10% of the Company’s total Capital Commitments, the Adviser or its affiliate will bear the excess costs.  To the extent the Company’s Capital Commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on the Company’s behalf provided that the total organization and offering costs borne by the Company do not exceed 0.10% of total Capital Commitments and provided further that the Adviser of its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement. For the three and six months ended June 30, 2021, the Company did not accrue any organization costs or offering costs. For the three and six months ended June 30, 2020, the Company accrued offering costs of $0.2 million and $0.5 million, respectively.
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
For the three and six months ended June 30, 2021, the Company incurred $0.0 million and $(0.3) million, respectively, of U.S. federal excise tax. For the three and six months ended June 30, 2020, the Company incurred $0.0 million and $0.1 million, respectively, of U.S. federal excise tax.
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
The Company pays the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee is borne by the shareholders. The initial term of the Investment Advisory Agreement was two years from October 1, 2018, and on May 6, 2020 and May 6, 2021, it was renewed and approved by the Board, including a majority of trustees who are not parties to the Investment Advisory Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) (the “Independent Trustees”), for a one-year period. Unless earlier terminated, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board and by the vote of a majority of the Independent Trustees.
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
For the three and six months ended June 30, 2021, base management fees were $13.3 million and $24.9 million, respectively. For the three and six months ended June 30, 2020, base management fees were $7.5 million and $14.0 million, respectively. As of June 30, 2021 and December 31, 2020, $13.3 million and $10.3 million, respectively, was payable to the Adviser relating to management fees.
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
(ii) Capital gains incentive fee:
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
For the three and six months ended June 30, 2021, the Company accrued income based incentive fees of $13.8 million and $28.1 million, respectively. For the three and six months ended June 30, 2020, the Company accrued income based incentive fees of $8.6 million and $16.9 million, respectively. As of June 30, 2021 and December 31, 2020, $13.8 million and $15.3 million, respectively, was payable to the Adviser for income based incentive fees.
For the three and six months ended June 30, 2021, the Company accrued capital gains incentive fees of $6.8 million and $12.2 million, respectively. For the three and six months ended June 30, 2020, the Company accrued capital gains incentive fees of $0.0 million and $(4.2) million, respectively. As of June 30, 2021 and December 31, 2020, the Company had accrued capital gains incentive fees of $13.2 million and $1.1 million, respectively, none of which was payable on such dates under the Investment Advisory Agreement.
Administration Agreement
On October 1, 2018, the Company entered into an Administration Agreement with the Administrator.  Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the United States Securities and Exchange Commission (“SEC”), preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Administrator may also offer to provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The initial term of the agreement was two years from October 1, 2018, and on May 6, 2020 and May 6, 2021 it was renewed and approved by the

Board and a majority of the Independent Trustees for one-year periods. Unless earlier terminated, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is approved at least annually by (i) the vote of the Board or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Independent Trustees.
For providing these services, the Company will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, information technology, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three and six months ended June 30, 2021 and 2020.
For the three and six months ended June 30, 2021, the Company incurred $0.6 million and $1.1 million, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2020, the Company incurred $0.5 million and $1.1 million, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statements of Operations. As of June 30, 2021 and December 31, 2020, $0.7 million and $1.1 million, respectively, was unpaid and included in "due to affiliates" in the Consolidated Statements of Assets and Liabilities.
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
As of June 30, 2021 there was no unreimbursed Expense Payments remaining. For the three and six months ended June 30, 2020, the Company made Reimbursement Payments related to Expense Payments by the Adviser of $0.4 million and $0.8 million, respectively.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$7,139,358	$7,213,639	98.06%	$5,493,561	$5,502,899	98.51%
Second lien debt	53,499	55,314	0.75	48,979	50,199	0.90
Unsecured debt	10,547	10,475	0.14	—	—	—
Equity investments	66,908	77,212	1.05	32,942	32,844	0.59
Total	$7,270,312	$7,356,640	100.00%	$5,575,482	$5,585,942	100.00%

The industry composition of investments at fair value was as follows:

	June 30, 2021	December 31, 2020
Aerospace & Defense	6.73%	7.03%
Air Freight & Logistics	6.38	6.44
Building Products	6.39	7.79
Capital Markets	—	0.11
Chemicals	4.87	8.31
Commercial Services & Supplies	9.48	8.16
Communications Equipment	0.06	—
Construction & Engineering	0.74	1.07
Distributors	6.05	8.10
Diversified Financial Services	1.64	1.08
Electrical Equipment	1.16	2.61
Electronic Equipment, Instruments & Components	1.65	2.19
Electric Utilities	0.56	—
Energy Equipment & Services	0.90	1.35
Health Care Equipment & Supplies	—	0.69
Health Care Providers & Services	12.74	9.31
Health Care Technology	4.11	5.50
Hotels, Restaurants & Leisure	0.44	0.77
Industrial Conglomerates	0.37	0.52
Insurance	5.27	2.39
Interactive Media & Services	0.64	0.84
Internet & Direct Marketing Retail	4.97	7.17
IT Services	2.00	1.27
Leisure Products	0.09	—
Machinery	0.38	0.95
Oil, Gas & Consumable Fuels	2.05	2.66
Paper & Forest Products	0.09	0.26
Personal Products	0.74	0.96
Professional Services	4.08	2.32
Real Estate Management & Development	1.56	—
Software	6.17	2.94
Specialty Retail	2.45	3.22
Technology Hardware, Storage & Peripherals	1.85	2.67
Trading Companies & Distributors	1.29	0.86
Transportation Infrastructure	2.10	0.46
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$6,783,022	$6,855,233	93.18%	183.24%
Canada	452,966	466,180	6.34	12.46
United Kingdom	34,324	35,227	0.48	0.94
Total	$7,270,312	$7,356,640	100.00%	196.64%

	December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$5,205,832	$5,209,138	93.25%	159.41%
Canada	267,544	270,126	4.84	8.27
Germany	102,106	106,678	1.91	3.26
Total	$5,575,482	$5,585,942	100.00%	170.94%

As of June 30, 2021 and December 31, 2020, no loans in the portfolio were on non-accrual status.

As of June 30, 2021 and December 31, 2020, on a fair value basis, approximately 99.7% and 100.0%, respectively, of our performing debt investments bore interest at a floating rate and approximately 0.3% and 0.0%, respectively, of our performing debt investments bore interest at a fixed rate.
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
The following table presents the fair value hierarchy of financial instruments:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$607,587	$6,606,052	$7,213,639
Second lien debt	—	15,115	40,199	55,314
Unsecured debt	—	10,475	—	10,475
Equity investments	—	—	77,212	77,212
Total	$—	$633,177	$6,723,463	$7,356,640

	December 31, 2020
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$774,421	$4,728,478	$5,502,899
Second lien debt	—	26,196	24,003	50,199
Equity investments	—	—	32,844	32,844
Total	$—	$800,617	$4,785,325	$5,585,942

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended June 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$5,334,707	$26,588	$59,892	$5,421,187
Purchases of investments	1,447,878	13,192	8,322	1,469,392
Proceeds from principal repayments and sales of investments	(200,564)	—	—	(200,564)
Accretion of discount/amortization of premium	6,883	30	—	6,913
Net realized gain (loss)	1,767	—	—	1,767
Net change in unrealized appreciation (depreciation)	34,446	389	8,998	43,833
Transfers into Level 3 (1)	111,555	—	—	111,555
Transfers out of Level 3 (1)	(130,620)	—	—	(130,620)
Fair value, end of period	$6,606,052	$40,199	$77,212	$6,723,463
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2021	$38,751	$389	$8,998	$48,138

	Six Months Ended June 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$4,728,478	$24,003	$32,844	$4,785,325
Purchases of investments	2,379,464	33,053	33,966	2,446,483
Proceeds from principal repayments and sales of investments	(577,753)	(17,900)	—	(595,653)
Accretion of discount/amortization of premium	21,453	392	—	21,845
Net realized gain (loss)	2,391	—	—	2,391
Net change in unrealized appreciation (depreciation)	52,019	651	10,402	63,072
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—
Fair value, end of period	$6,606,052	$40,199	$77,212	$6,723,463
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2021	$58,881	$1,188	$10,402	$70,471

	Three Months Ended June 30, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$2,842,666	$—	$15,754	$2,858,420
Purchases of investments	255,823	—	—	255,823
Proceeds from principal repayments and sales of investments	(26,685)	—	(716)	(27,401)
Accretion of discount/amortization of premium	3,884	—	—	3,884
Net realized gain (loss)	(5)	—	—	(5)
Net change in unrealized appreciation (depreciation)	110,693	—	697	111,390
Transfers into Level 3 (1)	30,333	—	—	30,333
Transfers out of Level 3 (1)	(58,418)	—	—	(58,418)
Fair value, end of period	$3,158,291	$—	$15,735	$3,174,026
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2020	$110,704	$—	$697	$111,401

	Six Months Ended June 30, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$2,241,393	$—	$13,920	$2,255,313
Purchases of investments	1,002,358	—	4,455	1,006,813
Proceeds from principal repayments and sales of investments	(100,627)	—	(715)	(101,342)
Accretion of discount/amortization of premium	7,972	—	—	7,972
Net realized gain (loss)	—	—	—	—
Net change in unrealized appreciation (depreciation)	(112,388)	—	(1,925)	(114,313)
Transfers into Level 3 (1)	178,308	—	—	178,308
Transfers out of Level 3 (1)	(58,725)	—	—	(58,725)
Fair value, end of period	$3,158,291	$—	$15,735	$3,174,026
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2020	$(112,390)	$—	$(1,925)	$(114,315)
(1) For the three and six months ended June 30, 2021 and 2020, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$6,040,624	Yield analysis	Discount rate	4.02%	10.82%	7.74%
	565,428	Market quotations	Broker quoted price	98.50	100.56	99.67
	6,606,052
Investments in second lien debt	19,476	Yield analysis	Discount rate	9.42%	10.59%	9.94%
	20,723	Market quotations	Broker quoted price	100.75	100.75	100.75
	40,199
Investment in warrant	2,821	Option pricing model	Expected volatility	25.00%	25.00%	25.00%
Investments in equity	74,391	Market approach	Performance multiple	7.75x	17.00x	11.87x
Total	$6,723,463

	December 31, 2020
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$4,255,348	Yield analysis	Discount rate	5.85%	10.98%	7.79%
	468,483	Market quotations	Broker quoted price	98.00	100.63	99.05
	4,647	Recent transaction	Recent transaction	97.50	100.00	99.99
	4,728,478
Investments in second lien debt	5,924	Yield analysis	Discount rate	10.26%	10.26%	10.26%
	18,079	Market quotations	Broker quoted price	101.00	101.00	101.00
	24,003
Investments in warrant	865	Option pricing model	Expected volatility	25.00%	25.00%	25.00%
Investments in equity	31,979	Market approach	Performance multiple	9.17x	13.25x	10.60x
Total	$4,785,325

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
Financial Instruments Not Carried at Fair Value
Debt

The fair value of the Company’s credit facilities, which would be categorized as Level 3 within the fair value hierarchy, as of June 30, 2021 and December 31, 2020, approximates their carrying value as the credit facilities have variable interest based on selected short term rates.

The fair value of the Company’s 2023 Notes, 2026 Notes and New 2026 Notes (as defined in Note 6), which would be categorized as Level 2 within the fair value hierarchy, as of June 30, 2021 was $417.2 million, $848.9 million and $709.9 million, respectively, based on vendor pricing received by the Company. As of December 31, 2020, the fair value of the Company’s 2023 Notes and 2026 Notes was $416.2 million and $823.2 million, respectively.

Other

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and the 2023 Notes, the 2026 Notes and the New 2026 Notes (as defined in Note 6), approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
Note 6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2021 and December 31, 2020, the Company’s asset coverage was 198.9% and 230.0%, respectively.

The following wholly-owned subsidiaries of the Company have entered into secured financing facilities, as described below: Jackson Hole Funding, Breckenridge Funding and Big Sky Funding which are collectively referred to as the “SPVs”, and such secured financing facilities described below are collectively referred to as the “SPV Financing Facilities”.

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
As of June 30, 2021 and December 31, 2020, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.
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

The initial maximum commitment amount of the Breckenridge Funding Facility was $400 million. Effective June 11, 2019, the maximum commitment amount of the Breckenridge Funding Facility was increased to $575 million; effective September 27, 2019, the maximum commitment amount of the Breckenridge Funding Facility was increased to $875 million and on April 13, 2020, the maximum commitment amount of the Breckenridge Funding Facility was increased to $1,125 through April 13, 2021 and $825 million thereafter. Proceeds from borrowings under the Breckenridge Funding Facility may be used to fund portfolio investments by Breckenridge Funding and to make advances under delayed draw and revolving loans where Breckenridge Funding is a lender. The period during which Breckenridge Funding may make borrowings under the Breckenridge Funding Facility for the remaining commitment amounts expires on December 21, 2021 (or such later date as may be agreed by Breckenridge Funding, BNP, as administrative agent, and the lenders under the Breckenridge Funding Facility), except for $300 million of outstanding principal which expired on September 27, 2020. The Breckenridge Funding Facility is scheduled to mature on December 21, 2023.
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
Revolving Credit Facility
On June 15, 2020, the Company entered into a senior secured revolving credit facility (which was subsequently amended on June 29, 2020 and June 30, 2021 and as further amended from time to time, the “Revolving Credit Facility”) with Citibank, N.A. (“Citi”). Citi serves as administrative agent and collateral agent.

The Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $550 million. Effective June 29, 2020, the maximum commitment amount of the Revolving Credit Facility increased to $650 million. Effective November 3, 2020, the maximum commitment amount of the Revolving Credit Facility increased to $745 million. Effective June 30, 2021, the maximum commitment amount of the Revolving Credit Facility increased to $1,275 million. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. The Revolving Credit Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to up to $2,275 million. The Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $100 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries in the ordinary course of business. Availability of the revolver under the Revolving Credit Facility will terminate on June 15, 2024 and all amounts outstanding under the Revolving Credit Facility must be repaid by June 15, 2025 pursuant to an amortization schedule.

Loans under the Revolving Credit Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by Citi, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.5%, and (c) one month LIBOR plus 1% per annum) plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 0.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.875%, and (y) for loans for which the Company elects the Eurocurrency option, the applicable LIBOR Rate for the related Interest Period for such Borrowing plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 1.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.875%. The Company will pay an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. The Company will pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the Revolving Credit Facility.

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
As of June 30, 2021, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

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

As of June 30, 2021, the Company was in compliance with all covenants and other requirements of the 2023 Notes.
2026 Notes
On October 23, 2020 and December 1, 2020, the Company issued $500 million aggregate principal amount and $300 million aggregate principal amount, respectively, of 3.625% notes due 2026 (the “2026 Notes”) pursuant to a supplemental indenture, dated as of October 23, 2020 (and together with the Base Indenture, the “2026 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
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
As of June 30, 2021, the Company was in compliance with all covenants and other requirements of the 2026 Notes.

New 2026 Notes
On March 16, 2021 and April 27, 2021, the Company issued $400 million aggregate principal amount and $300 million aggregate principal amount, respectively, of 2.750% notes due 2026 (the “New 2026 Notes”) pursuant to a supplemental indenture, dated as of July 15, 2020 (and together with the Base Indenture, the "New 2026 Notes Indenture"), to the Base Indenture between the Company and the Trustee.

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
As of June 30, 2021, the Company was in compliance with all covenants and other requirements of the New 2026 Notes.

The Company’s outstanding debt obligations were as follows:

	June 30, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility(3)	$400,000	$401,286	$401,286	$—	$—
Breckenridge Funding Facility	825,000	538,280	538,280	286,720	286,720
Big Sky Funding Facility	400,000	354,506	354,506	45,494	45,494
Revolving Credit Facility(4)	1,275,000	588,373	588,373	686,627	686,627
2023 Notes(5)	400,000	400,000	395,612	—	—
2026 Notes(5)	800,000	800,000	791,854	—	—
New 2026 Notes(5)	700,000	700,000	690,783	—	—
Total	$4,800,000	$3,782,445	$3,760,694	$1,018,841	$1,018,841

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility (3)	$400,000	$362,316	$362,316	$37,684	$37,684
Breckenridge Funding Facility	825,000	569,000	569,000	256,000	256,000
Big Sky Funding Facility	400,000	200,346	200,346	199,654	117,599
Revolving Credit Facility (4)	745,000	182,901	182,901	562,099	562,099
2023 Notes(5)	400,000	400,000	394,549	—	—
2026 Notes(5)	800,000	800,000	791,281	—	—
Total	$3,570,000	$2,514,563	$2,500,393	$1,055,437	$973,382
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2021 and December 31, 2020, the Company had borrowings denominated in Euros (EUR) of 23.4 million and 23.5 million, respectively. The Jackson Hole Funding Facility carrying value was in excess of aggregate outstanding principal at June 30, 2021 due to unrealized losses on foreign denominated debt balances.
(4)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2021, the Company had borrowings denominated in Canadian Dollars (CAD), Euros (EUR) and British Pounds (GBP) of 237.5 million, 8.0 million and 24.7 million, respectively. As of December 31, 2020, the Company had borrowings denominated in Canadian Dollars (CAD) of 138.1 million.
(5)The carrying value of the Company's 2023 Notes, 2026 Notes, and New 2026 Notes is presented net of unamortized debt issuance costs of $4.4 million, $8.1 million, and $9.2 million, respectively, as of June 30, 2021. The carrying value of the Company's 2023 Notes and 2026 Notes is presented net of unamortized debt issuance costs of $5.5 million and $8.7 million, respectively, as of December 31, 2020.
As of June 30, 2021 and December 31, 2020, $35.1 million and $14.1 million, respectively, of interest expense and $0.4 million and $0.6 million, respectively, of unused commitment fees were included in interest payable. For the three and six months ended June 30, 2021, the weighted average interest rate on all borrowings outstanding was 3.06% and 3.06% (including unused fees and accretion of net discounts on unsecured debt), respectively, and the average principal debt outstanding was $3,451.2 million and $3,068.1 million, respectively. For the three and six months ended June 30, 2020, the weighted average interest rate on all borrowings outstanding was 3.36% and 3.59% (including unused fees and accretion of net discounts on unsecured debt), respectively, and the average principal debt outstanding was $1,644.3 million and $1,634.1 million, respectively.
The components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Borrowing interest expense	$24,627	$13,073	$43,390	$28,318
Facility unused fees	583	723	1,394	1,005
Amortization of financing costs and debt issuance costs	722	645	1,399	1,189
Accretion of original issue discount	1,235	—	2,130	—
Total Interest Expense	$27,167	$14,441	$48,313	$30,512
Cash paid for interest expense	$9,322	$15,225	$24,512	$30,948
Note 7. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements.  As of June 30, 2021 and December 31, 2020, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $882.2 million and $432.3 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the funds it manages. Certain terms of these investments are not finalized at the time of the commitment and each respective fund's allocation may change prior to the date of funding. In this regard, as of June 30, 2021 and December 31, 2020, the Company estimates that $1,244.1 million and $0.0 million, respectively, of investments that were committed but not yet funded.

Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2021 and December 31, 2020, management is not aware of any pending or threatened material litigation.
Note 8. Net Assets
Subscriptions and Drawdowns
In connection with its formation, the Company has the authority to issue an unlimited number of shares at $0.001 per share par value.
Since commencement of operations on November 20, 2018, the Company entered into additional subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares.     Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of June 30, 2021 and December 31, 2020, the Company had received Capital Commitments totaling $3,926.3 million ($356.3 million remaining undrawn as of June 30, 2021), of which $80.0 million ($0.0 million remaining undrawn as of June 30, 2021) were from affiliates of the Adviser.
The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2021 (dollars in millions except share amounts):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Proceeds
June 8, 2021 (1)	13,869,637	$357.0
Total	13,869,637	$357.0
(1)On May 24, 2021, the Company issued a capital call and delivered capital drawdown notices totaling $357.0 million, of which $1.8 million was received subsequent to June 30, 2021 recorded as a subscription receivable on the Consolidated Statements of Assets and Liabilities.
The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2020 (dollars in millions except share amounts):

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
Distributions
The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2021 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 24, 2021	March 31, 2021	May 14, 2021	$0.5000	$65,052
June 7, 2021	June 7, 2021	August 13, 2021	0.3736	48,734
June 7, 2021	June 30, 2021	August 13, 2021	0.1264	18,241
Total distributions			$1.0000	$132,027

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

The following table summarizes the amounts received and shares issued to shareholders who have not opted out of the Company's DRIP during the six months ended June 30, 2021 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 29, 2021	$11,179	443,639
May 14, 2021	8,674	339,398
Total distributions	$19,853	783,037

The following table summarizes the amounts received and shares issued to shareholders who have not opted out of the Company's DRIP during the six months ended June 30, 2020 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 30, 2020	$2,882	112,302
May 15, 2020	4,244	194,694
Total distributions	$7,126	306,996

Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net increase (decrease) in net assets resulting from operations	$116,695	$228,977	$228,462	$(78,483)
Weighted average shares outstanding (basic and diluted)	133,789,760	95,088,676	131,889,042	85,472,680
Earnings (loss) per common share (basic and diluted)	$0.87	$2.41	$1.73	$(0.92)

Note 10. Financial Highlights
The following are the financial highlights for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Per Share Data:
Net asset value, beginning of period	$25.20	$26.02
Net investment income (1)	1.12	1.16
Net unrealized and realized gain (loss) (2)	0.60	(2.50)
Net increase (decrease) in net assets resulting from operations	1.72	(1.34)
Distributions declared (3)	(1.00)	(1.00)
Total increase (decrease) in net assets	0.72	(2.34)
Net asset value, end of period	$25.92	$23.68
Shares outstanding, end of period	144,314,260	96,326,239
Total return based on NAV (4)	6.89%	(4.95)%
Ratios:
Ratio of net expenses to average net assets (5)	6.97%	6.23%
Ratio of net investment income to average net assets (5)	8.67%	9.91%
Portfolio turnover rate	14.52%	11.51%
Supplemental Data:
Net assets, end of period	$3,741,102	$2,281,145
Total capital commitments, end of period	$3,926,295	$3,766,197
Ratios of total contributed capital to total committed capital, end of period	90.93%	63.67%
Asset coverage ratio	198.9%	233.5%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the six months ended June 30, 2021 and 2020, the amount shown does not correspond with the aggregate amount for the period as it includes a $(0.02) and $(0.42) impact, respectively, from the effect of the timing of capital transactions.
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
(5)Amounts are annualized except for expense support amounts relating to organizational costs. For the six months ended June 30, 2021 and 2020, the ratio of total operating expenses to average net assets was 6.97% and 6.15%, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) by the Adviser which represented 0.00% and (0.08%), respectively, of average net assets.
Note 11. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements.  There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of June 30, 2021, except as discussed below.
Pursuant to a Registration Statement on Form N-14, on July 15, 2021, the Company closed an exchange offer in which holders of the 2023 Notes, 2026 Notes and New 2026 Notes (collectively the "Notes"), which were all issued in a private placement, were exchanged for new registered notes with substantially identical terms.
On July 23, 2021, the Company issued $650 million aggregate principal amount of 2.125% notes due in 2027 (the "2027 Notes") pursuant to a supplemental indenture, dated as of July 23, 2021 (and together with the Base Indenture, the "2027 Notes Indenture"), to the Base Indenture between the Company and the Trustee. The 2027 Notes will mature on February 15, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the 2027 Notes Indenture. The 2027 Notes bear interest at a rate of 2.125% per year payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2022. The 2027 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2027 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
On August 4, 2021, the Board appointed Kate Rubenstein as Chief Operating Officer of the Company, effective immediately.

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
Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in secured debt investments (including investments that are secured by equity interests) and our portfolio is composed primarily of first lien senior secured and unitranche loans. To a lesser extent, we have and may continue to also invest in second lien, third lien, unsecured or subordinated loans and other debt and equity securities. We do not currently focus on investments in issuers that are distressed or in need of rescue financing.
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
We focus primarily on loans and securities, including syndicated loans, of private U.S. companies, specifically small and middle market companies. In many market environments, we believe such a focus offers an opportunity for superior risk-adjusted returns.
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
Revenues
We generate revenues in the form of interest income from the debt securities we hold and dividends. Our debt investments typically have a term of five to eight years and bear interest at floating rates on the basis of a benchmark such as LIBOR. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments may provide for deferred interest payments or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date.
In addition, we generate revenue from various fees in the ordinary course of business such as in the form of structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by us.
Expenses
Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (a) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (b) our allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for us; and (iii) any internal audit group personnel of Blackstone or any of its affiliates; and (c) all other expenses of our operations, administrations and transactions.
With respect to costs incurred in connection with our organization and offering costs, if actual organization and offering costs incurred exceed 0.10% of our total Capital Commitments, the Adviser or its affiliates will bear the excess costs.  To the extent our Capital Commitments later increase, the Adviser or its affiliates may be reimbursed for past payments of excess organization and offering costs made on our behalf provided that the total organization and offering costs borne by us do not exceed 0.10% of total Capital Commitments and provided further that the Adviser or its affiliates may not be reimbursed for payment of excess organization and offering expenses that were incurred more than three years prior to the proposed reimbursement.  Any sales load, platform fees, servicing fees or similar fees or expenses charged directly to an investor in our Private Offering by a placement agent or similar party will not be considered organization or offering expenses of ours for purposes of our cap on organization and offering expenses.
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
Costs and expenses of the Administrator and the Adviser that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.
On December 12, 2018, we entered into an Expense Support Agreement with the Adviser.  The Expense Support Agreement provides that, at such times as the Adviser determines, the Adviser may pay certain Expense Payments on behalf of us, provided that no portion of the payment will be used to pay any of our interest expense. Such Expense Payment must be made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from the Adviser to pay such expense, and/or by an offset against amounts due from us to the Adviser or its affiliates. Following any calendar quarter in which Available Operating Funds (as defined in the Expense Support Agreement) exceed Excess Operating Funds, we shall pay Reimbursement Payments to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter have been reimbursed. The amount of the Reimbursement Payment for any calendar quarter shall equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser. The Expense Support Agreement provides additional restrictions on the amount of each Reimbursement Payment for any calendar quarter. The Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, so that such Reimbursement Payment may be reimbursable in a future calendar quarter. As of June 30, 2021 there were no unreimbursed Expense Payments remaining.
Portfolio and Investment Activity
For the three months ended June 30, 2021, we acquired $2,121.6 million aggregate principal amount of investments (including $589.2 million of unfunded commitments), $2,086.7 million of which was first lien debt, $15.7 million of which was second lien debt, $14.2 million of which was unsecured debt and $5.0 million of which was equity.
For the three months ended June 30, 2020, we acquired $535.6 million aggregate principal amount (including $61.3 million of unfunded commitments), $493.7 million of which was first lien debt and $41.9 million of which was unsecured debt.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended June 30,
	2021	2020
Investments:
Total investments, beginning of period	$6,063,216	$3,970,044
New investments purchased	1,496,134	490,840
Net accretion of discount on investments	9,681	7,468
Net realized gain (loss) on investments	3,682	1,650
Investments sold or repaid	(302,401)	(280,110)
Total investments, end of period	$7,270,312	$4,189,892
Amount of investments funded at principal:
First lien debt investments	$1,497,480	$470,885
Second lien debt investments	15,717	—
Unsecured debt	14,248	41,938
Equity investments	4,957	—
Total	$1,532,402	$512,823
Proceeds from investments sold or repaid:
First lien debt investments	$(290,736)	$(227,563)
Second lien debt investments	—	(11,250)
Unsecured debt	(11,665)	(40,582)
Equity investments	—	(715)
Total	$(302,401)	$(280,110)
Number of portfolio companies	111	74
Weighted average yield on debt and income producing investments, at cost(1)	7.48%	7.68%
Weighted average yield on debt and income producing investments, at fair value(1)	7.40%	7.98%
Percentage of debt investments bearing a floating rate	99.7%	99.9%
Percentage of debt investments bearing a fixed rate	0.3%	0.1%
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
(2)As of June 30, 2021 and 2020, the weighted average total portfolio yield at cost was 7.41% and 7.65%, respectively. The weighted average total portfolio yield at fair value was 7.33% and 7.94%, respectively.
Our investments consisted of the following (dollar amounts in thousands):

	June 30, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$7,139,358	$7,213,639	98.06%	$5,493,561	$5,502,899	98.51%
Second lien debt	53,499	55,314	0.75	48,979	50,199	0.90
Unsecured debt	10,547	10,475	0.14	—	—	—
Equity investments	66,908	77,212	1.05	32,942	32,844	0.59
Total	$7,270,312	$7,356,640	100.00%	$5,575,482	$5,585,942	100.00%

As of June 30, 2021 and December 31, 2020, no loans in the portfolio were on non-accrual status.

As of June 30, 2021 and December 31, 2020, on a fair value basis, approximately 99.7% and 100.0%, respectively, of our performing debt investments bore interest at a floating rate and approximately 0.3% and 0.0%, respectively, of our performing debt investments bore interest at a fixed rate.

Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total investment income	$135,097	$81,159	$265,807	$161,354
Net expenses	63,688	32,734	118,763	62,153
Net investment income before excise tax	71,409	48,425	147,044	99,201
Excise tax expense	—	—	(282)	104
Net investment income after excise tax	71,409	48,425	147,326	99,097
Net unrealized appreciation (depreciation)	41,943	178,874	73,995	(179,953)
Net realized gain (loss)	3,343	1,678	7,141	2,373
Net increase (decrease) in net assets resulting from operations	$116,695	$228,977	$228,462	$(78,483)
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income	$130,774	$78,494	$258,724	$156,085
Payment-in-kind interest income	362	2,641	2,279	5,243
Fee income	3,961	24	4,804	26
Total investment income	$135,097	$81,159	$265,807	$161,354
Total investment income increased to $135.1 million for the three months ended June 30, 2021 from $81.2 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments partially offset by a lower weighted average yield on our debt investments, at fair value, which decreased to 7.40% as of June 30, 2021 from 7.98% as of June 30, 2020. The size of our investment portfolio at fair value increased to $7,356.6 million at June 30, 2021 from $4,034.6 million at June 30, 2020. Additionally, for the three months ended June 30, 2021, we accrued $6.2 million and $4.0 million of non-recurring income (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts) and other fee income, respectively, as compared to $2.0 million and $0.0 million for the same period in the prior year.
Total investment income increased to $265.8 million for the six months ended June 30, 2021 from $161.4 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments partially offset by a lower weighted average yield on our debt investments, at fair value, which decreased to 7.40% as of June 30, 2021 from 7.98% as of June 30, 2020. The size of our investment portfolio at fair value increased to $7,356.6 million at June 30, 2021 from $4,034.6 million at June 30, 2020. Additionally, for the six months ended June 30, 2021, we accrued $24.6 million and $4.8 million of non-recurring interest income (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts) and other fee income, respectively, as compared to $5.1 million and $0.0 million, respectively, for the same periods in the prior year.
As the impact of COVID-19 persists, it could cause operational and/or liquidity issues at our portfolio companies which could restrict their ability to make cash interest payments. Additionally, we may experience full or partial losses on our investments which may ultimately reduce our investment income in future periods.

Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense	$27,167	$14,441	$48,313	$30,512
Management fees	13,272	7,454	24,949	13,991
Income based incentive fee	13,800	8,616	28,146	16,884
Capital gains incentive fee	6,793	—	12,171	(4,218)
Professional fees	654	334	1,242	860
Board of Trustees' fees	144	111	275	226
Administrative service expenses	630	508	1,122	1,091
Other general and administrative	1,228	638	2,545	1,468
Amortization of offering costs	—	232	—	539
Excise tax expense	—	—	(282)	104
Total expenses (including excise tax expense)	63,688	32,334	118,481	61,457
Recoupment of expense support	—	400	—	800
Net expenses (including excise tax expense)	$63,688	$32,734	$118,481	$62,257
Interest Expense
Total interest expense (including unused fees and other debt financing expenses), increased to $27.2 million for the three months ended June 30, 2021 from $14.4 million for the same period in the prior year primarily driven by increased borrowings under our credit facilities and our unsecured bond issuances resulting from increased deployment of capital for investments. The average principal debt outstanding increased to $3,451.2 million for the three months ended June 30, 2021 from $1,644.3 million for the same period in the prior year, partially offset by a decrease in our weighted average interest rate to 3.06% for the three months ended June 30, 2021 from 3.36% for the same period in the prior year.
Total interest expense (including unused fees and other debt financing expenses), increased to $48.3 million for the six months ended June 30, 2021 from $30.5 million for the same period in the prior year primarily driven by increased borrowings under our credit facilities and our unsecured bond issuances resulting from increased deployment of capital for investments. The average principal debt outstanding increased to $3,068.1 million for the six months ended June 30, 2021 from $1,634.1 million for the same period in the prior year, partially offset by a decrease in our weighted average interest rate to 3.06% for the six months ended June 30, 2021 from 3.59% for the same period in the prior year.
Management Fees
Management fees increased to $13.3 million for the three months ended June 30, 2021 from $7.5 million for the same period in the prior year primarily due to an increase in gross assets. Management fees increased to $24.9 million for the six months ended June 30, 2021 from $14.0 million for the same period in the prior year primarily due to an increase in gross assets. Our total gross assets increased to $7,652.8 million at June 30, 2021 from $4,168.1 million at June 30, 2020.
Income Based Incentive Fees
Income based incentive fees increased to $13.8 million for the three months ended June 30, 2021 from $8.6 million for the same period in the prior year primarily due to our deployment of capital. Pre-incentive fee net investment income increased to $92.0 million for the three months ended June 30, 2021 from $57.4 million for the same period in the prior year.
Income based incentive fees increased to $28.1 million for the six months ended June 30, 2021 from $16.9 million for the same period in the prior year primarily due to our deployment of capital. Pre-incentive fee net investment income increased to $187.6 million for the six months ended June 30, 2021 from $112.6 million for the same period in the prior year.

Capital Gains Incentive Fees
We accrued capital gains incentive fees of $6.8 million for the three months ended June 30, 2021 compared to $0.0 million for the same period in the prior year, primarily due to net realized and unrealized gains in the current year. We accrued capital gains incentive fees of $12.2 million for the six months ended June 30, 2021 compared to $(4.2) million for the same period in the prior year, primarily due to net realized and unrealized gains in the current year contrasted by a reversal of previously accrued incentive fees due to net realized and unrealized losses during the six months ended June 30, 2020.
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
Total other expenses increased to $2.7 million for the three months ended June 30, 2021 from $1.8 million for the same period in the prior year primarily driven by larger other general and administrative costs, including expense associated with our Sub-Administrator.
Total other expenses increased to $5.2 million for the six months ended June 30, 2021 from $4.2 million for the same period in the prior year primarily driven by larger other general and administrative costs, including expense associated with our Sub-Administrator.
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
For the three and six months ended June 30, 2021, we incurred $0.0 million and $(0.3) million, respectively, of U.S. federal excise tax. For the three and six months ended June 30, 2020, we incurred $0.0 million and $0.1 million, respectively, of U.S. federal excise tax.

Net Unrealized Gain (Loss)
Net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net unrealized gain (loss) on investments	$41,831	$178,860	$74,597	$(179,954)
Net unrealized gain (loss) on translation of assets and liabilities in foreign currencies	112	14	(602)	1
Net unrealized gain (loss)	$41,943	$178,874	$73,995	$(179,953)

For the three months ended June 30, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments during the period. The fair value of our debt investments as a percentage of principal increased by 0.7% as compared to 4.7% increase for the same period in the prior year. The unrealized gains for the three months ended June 30, 2020 were mainly driven by a recovery from the COVID-19 pandemic as credit spreads tightened and the private and syndicated leverage loan markets significantly rebounded from the March 2020 lows.

For the six months ended June 30, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments during the period. The fair value of our debt investments as a percentage of principal increased by 1.3% as compared to a 4.5% decrease for the same period in the prior year. The unrealized losses during the six months ended June 30, 2020 were driven by market volatility resulting from the onset of the COVID-19 pandemic.

Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net realized gain (loss) on investments	$3,682	$1,650	$8,316	$2,349
Net realized gain (loss) on translation of assets and liabilities in foreign currencies	(339)	28	(1,175)	24
Net realized gain (loss)	$3,343	$1,678	$7,141	$2,373
For the three and six months ended June 30, 2021, we generated realized gains of $3.7 million and $8.7 million, respectively, partially offset by realized losses of $0.4 million and $1.6 million respectively, primarily from full or partial sales of our debt investments.
For the three and six months ended June 30, 2020, we generated realized gains of $3.7 million and $4.7 million, respectively, partially offset by realized losses of $2.0 million and $2.3 million respectively, primarily from full or partial sales of our debt investments.
As the impact of COVID-19 persists, it may cause us to experience full or partial losses on our investments upon the exit or restructuring of our investments.
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
As of June 30, 2021 and December 31, 2020, we had four and four credit facilities outstanding and we had three and two issuances of unsecured bonds outstanding, respectively. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2021 and December 31, 2020, we had an aggregate amount of $3,782.4 million and $2,514.6 million of senior securities outstanding and our asset coverage ratio was 198.9% and 230.0%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of June 30, 2021, taken together with our $1,018.8 million of available capacity under our credit facilities (subject to borrowing base availability) and our $356.3 million of uncalled Capital Commitments is expected to be sufficient for our investing activities and to conduct our operations in the near term. Although we were able to issue unsecured debt during the period ended June 30, 2021, disruption in the financial markets caused by the COVID-19 outbreak or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we have recently obtained. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of June 30, 2021, we had $181.6 million in cash and cash equivalents. During the six months ended June 30, 2021, cash used in operating activities was $1,515.5 million, primarily as a result of funding portfolio investments of $2,592.6 million; partially offset by proceeds from sale of investments of $939.4 million. Cash provided by financing activities was $1,479.3 million during the period, which was primarily as a result of net borrowings on our credit facilities and our unsecured debt issuances of $1,257.2 million; our proceeds from issuance of common shares of $358.6 million; and partially offset by dividends paid in cash of $131.8 million.
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
Equity
The following table summarizes the total shares issued and proceeds received related to our capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2021 (dollars in millions except share amounts):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Proceeds
June 8, 2021 (1)	13,869,637	$357.0
Total	13,869,637	$357.0
(1)On May 24, 2021, the Company issued a capital call and delivered capital drawdown notices totaling $357.0 million, of which $1.8 million was received subsequent to June 30, 2021 recorded as a subscription receivable on the Consolidated Statements of Assets and Liabilities.
The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the six months ended June 30, 2020 (dollar amounts in millions, except share amounts):

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

Distributions and Dividend Reinvestment

The following table summarizes our distributions declared and payable for the six months ended June 30, 2021 (dollar amounts in thousands, except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 24, 2021	March 31, 2021	May 14, 2021	$0.5000	$65,052
June 7, 2021	June 7, 2021	August 13, 2021	0.3736	48,734
June 7, 2021	June 30, 2021	August 13, 2021	0.1264	18,241
Total distributions			$1.0000	$132,027
The following table summarizes our distributions declared and payable for the six months ended June 30, 2020 (dollar amounts in thousands, except per share amounts):

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
The following table summarizes the amounts received and shares issued to shareholders who have not opted out of our dividend reinvestment plan during the six months ended June 30, 2021 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 29, 2021	$11,179	443,639
May 14, 2021	8,674	339,398
Total distributions	$19,853	783,037

The following table summarizes the amounts received and shares issued to shareholders who have not opted out of our dividend reinvestment plan during the six months ended June 30, 2020 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 30, 2020	$2,882	112,302
May 15, 2020	4,244	194,694
Total distributions	$7,126	306,996

Borrowings
Our outstanding debt obligations were as follows (dollar amounts in thousands):

	June 30, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility(3)	$400,000	$401,286	$401,286	$—	$—
Breckenridge Funding Facility	825,000	538,280	538,280	286,720	286,720
Big Sky Funding Facility	400,000	354,506	354,506	45,494	45,494
Revolving Credit Facility(4)	1,275,000	588,373	588,373	686,627	686,627
2023 Notes(5)	400,000	400,000	395,612	—	—
2026 Notes(5)	800,000	800,000	791,854	—	—
New 2026 Notes(5)	700,000	700,000	690,783	—	—
Total	$4,800,000	$3,782,445	$3,760,694	$1,018,841	$1,018,841

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility (3)	$400,000	$362,316	$362,316	$37,684	$37,684
Breckenridge Funding Facility	825,000	569,000	569,000	256,000	256,000
Big Sky Funding Facility	400,000	200,346	200,346	199,654	117,599
Revolving Credit Facility (4)	745,000	182,901	182,901	562,099	562,099
2023 Notes(5)	400,000	400,000	394,549	—	—
2026 Notes(5)	800,000	800,000	791,281	—	—
Total	$3,570,000	$2,514,563	$2,500,393	$1,055,437	$973,382

(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, we may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2021 and December 31, 2020, we had borrowings denominated in Euros (EUR) of 23.4 million and 23.5 million, respectively. The Jackson Hole Funding Facility carrying value was in excess of aggregate outstanding principal at June 30, 2021 due to unrealized losses on foreign denominated debt balances.
(4)Under the Revolving Credit Facility, we may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2021, we had borrowings denominated in Canadian Dollars (CAD), Euros (EUR) and British Pounds (GBP) of 237.5 million, 8.0 million and 24.7 million, respectively. As of December 31, 2020, we had borrowings denominated in Canadian Dollars (CAD) of 138.1 million.
(5)The carrying value of our 2023 Notes, 2026 Notes, and New 2026 Notes is presented net of unamortized debt issuance costs of $4.4 million, $8.1 million, and $9.2 million, respectively, as of June 30, 2021. The carrying value of our 2023 Notes and 2026 Notes is presented net of unamortized debt issuance costs of $5.5 million and $8.7 million, respectively, as of December 31, 2020.
For additional information on our debt obligations see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 6. Borrowings."
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements.  As of June 30, 2021 and December 31, 2020, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $882.2 million and $432.3 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the funds it manages. Certain terms of these investments are not finalized at the time of the commitment and each respective fund's allocation may change prior to the date of funding. In this regard, as of June 30, 2021 and December 31, 2020, we estimate that $1,244.1 million and $0.0 million, respectively, of investments that were committed but not yet funded.

Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2021, management is not aware of any pending or threatened litigation.
Contractual Obligations
Our contractual obligations consisted of the following as of June 30, 2021 (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Jackson Hole Funding Facility	$401,286	$—	$401,286	$—	$—
Breckenridge Funding Facility	538,280	—	538,280	—	—
Big Sky Funding Facility	354,506	—	354,506	—	—
Revolving Credit Facility	588,373	—	—	588,373	—
2023 Notes	400,000	—	400,000	—	—
2026 Notes	800,000	—	—	800,000	—
New 2026 Notes	700,000	—	—	—	700,000
Total Contractual Obligations	$3,782,445	$—	$1,694,072	$1,388,373	$700,000

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
The COVID-19 pandemic (including the restrictive measures taken in response thereto) has to date (i) created significant business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies. Although vaccines have been widely distributed in the U.S., certain U.S. states are planning on reopening and we believe the economy is beginning to rebound in certain respects, the uncertainty surrounding the COVID-19 pandemic, including uncertainty regarding new variants of COVID-19 that have emerged in, at least, the United Kingdom, South Africa, India and Brazil, and other factors have and may continue to contribute to significant volatility in the global markets. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.

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
As of June 30, 2021, 99.7% of our debt investments at fair value were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$165,025	$(56,348)	$108,677
Up 200 basis points	91,425	(37,565)	53,860
Up 100 basis points	19,367	(18,783)	584
Down 100 basis points	(1,169)	2,737	1,568
Down 200 basis points	(1,169)	2,737	1,568

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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1
Registration Rights Agreement, dated as of April 27, 2021, by and among the Fund and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and SMBC Nikko Securities America, Inc., as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 29, 2021).

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

Blackstone Secured Lending Fund

Date:	August 9, 2021	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer

Date:	August 9, 2021	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer
Chief Financial Officer