Form 10-Q
period 2021-09-30
Blackstone Secured Lending Fund
filed 2021-11-12
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 814-01299
_______________________________________________________________________
Blackstone Secured Lending Fund
(Exact name of Registrant as specified in its Charter)
_______________________________________________________________________

Delaware	82-7020632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue, 31st Floor New York, New York	10154
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 503-2100
_______________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest, $0.001 par value per share	BXSL	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒
The number of the Registrant’s Common Shares, $0.001 par value per share, outstanding as of November 11, 2021 was 168,946,951.

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
•general economic, logistical and political trends and other external factors, including the current novel coronavirus ("COVID-19") pandemic and recent supply chain disruptions;
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
•the elevating levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Blackstone Secured Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (cost of $8,098,713 and $5,575,482 at September 30, 2021 and December 31, 2020, respectively)	$8,195,938	$5,585,942
Non-controlled/affiliated investments (cost of $26,608 and $0 at September 30, 2021 and December 31, 2020, respectively)	27,109	—
Total investments at fair value (cost of $8,125,321 and $5,575,482 at September 30, 2021 and December 31, 2020, respectively)	8,223,047	5,585,942
Cash and cash equivalents	259,620	217,993
Interest receivable from non-controlled/non-affiliated investments	51,885	21,456
Deferred financing costs	9,251	6,933
Receivable for investments sold	277,584	114,537
Subscription receivable	—	3,427
Other assets	331	578
Total assets	$8,821,718	$5,950,866
LIABILITIES
Debt (net of unamortized debt issuance costs of $46,803 and $14,170 at September 30, 2021 and December 31, 2020, respectively)	$4,457,715	$2,500,393
Payable for investments purchased	74,728	48,582
Due to affiliates	7,264	5,546
Management fees payable	15,445	10,277
Income based incentive fee payable	16,983	15,262
Capital gains incentive fee payable	15,677	1,077
Interest payable	14,823	14,715
Distribution payable (Note 8)	74,049	86,638
Accrued expenses and other liabilities	2,583	567
Total liabilities	4,679,267	2,683,057
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, $0.001 par value (unlimited shares authorized; 158,389,951 and 129,661,586 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively)	158	130
Additional paid in capital	3,974,783	3,232,562
Distributable earnings (loss)	167,510	35,117
Total net assets	4,142,451	3,267,809
Total liabilities and net assets	$8,821,718	$5,950,866
NET ASSET VALUE PER SHARE	$26.15	$25.20
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$165,417	$90,303	$424,141	$246,388
Payment-in-kind interest income	1,000	1,282	3,279	6,525
Fee income	458	14	5,262	40
Total investment income	166,875	91,599	432,682	252,953
Expenses:
Interest expense	32,740	14,766	81,053	45,278
Management fees	15,445	8,606	40,394	22,597
Income based incentive fee	16,983	9,837	45,130	26,721
Capital gains incentive fee	2,430	—	14,600	(4,218)
Professional fees	939	462	2,179	1,322
Board of Trustees' fees	141	108	416	334
Administrative service expenses (Note 3)	500	547	1,623	1,638
Other general and administrative	1,670	1,104	4,215	2,572
Amortization of offering costs	—	427	—	966
Total expenses	70,848	35,857	189,610	97,210
Recoupment of expense support (Note 3)	—	400	—	1,200
Net expenses	70,848	36,257	189,610	98,410
Net investment income before excise tax	96,027	55,342	243,072	154,543
Excise tax expense	2,220	—	1,938	104
Net investment income after excise tax	93,807	55,342	241,134	154,439
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	18,035	120,893	92,124	(59,061)
Non-controlled/affiliated investments	(7)	—	501	—
Translation of assets and liabilities in foreign currencies	5	(2)	(597)	(1)
Net unrealized appreciation (depreciation)	18,033	120,891	92,028	(59,062)
Realized gain (loss):
Non-controlled/non-affiliated investments	(1,808)	104	6,509	2,453
Foreign currency transactions	(25)	(5)	(1,201)	19
Net realized gain (loss)	(1,833)	99	5,308	2,472
Net realized and unrealized gain (loss)	16,200	120,990	97,336	(56,590)
Net increase (decrease) in net assets resulting from operations	$110,007	$176,332	$338,470	$97,849
Net investment income per share (basic and diluted)	$0.63	$0.55	$1.76	$1.70
Earnings (loss) per share (basic and diluted)	$0.74	$1.75	$2.47	$1.08
Weighted average shares outstanding (basic and diluted)	147,932,846	101,030,065	137,294,502	90,696,327
Distributions declared per share	$0.50	$0.50	$1.50	$1.50
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, June 30, 2021	$144	$3,609,406	$131,552	$3,741,102
Issuance of common shares	13	356,237	—	356,250
Reinvestment of dividends	1	9,140	—	9,141
Net investment income	—	—	93,807	93,807
Net realized gain (loss)	—	—	(1,833)	(1,833)
Net change in unrealized appreciation (depreciation)	—	—	18,033	18,033
Dividends declared from net investment income	—	—	(74,049)	(74,049)
Balance, September 30, 2021	$158	$3,974,783	$167,510	$4,142,451

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2020	$130	$3,232,562	$35,117	$3,267,809
Issuance of common shares	27	713,227	—	713,254
Reinvestment of dividends	1	28,994	—	28,995
Net investment income	—	—	241,134	241,134
Net realized gain (loss)	—	—	5,308	5,308
Net change in unrealized appreciation (depreciation)	—	—	92,028	92,028
Dividends declared from net investment income	—	—	(206,077)	(206,077)
Balance, September 30, 2021	$158	$3,974,783	$167,510	$4,142,451

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, June 30, 2020	$96	$2,407,906	$(126,857)	$2,281,145
Issuance of common shares	6	128,519	—	128,525
Reinvestment of dividends	—	5,437	—	5,437
Net investment income	—	—	55,342	55,342
Net realized gain (loss)	—	—	99	99
Net change in unrealized appreciation (depreciation)	—	—	120,891	120,891
Dividends declared from net investment income	—	—	(50,536)	(50,536)
Balance, September 30, 2020	$102	$2,541,862	$(1,061)	$2,540,903

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2019	$64	$1,635,915	$37,138	$1,673,117
Issuance of common shares	38	893,384	—	893,422
Reinvestment of dividends	—	12,563	—	12,563
Net investment income	—	—	154,439	154,439
Net realized gain (loss)	—	—	2,472	2,472
Net change in unrealized appreciation (depreciation)	—	—	(59,062)	(59,062)
Dividends declared from net investment income	—	—	(136,048)	(136,048)
Balance, September 30, 2020	$102	$2,541,862	$(1,061)	$2,540,903

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$338,470	$97,849
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(92,625)	59,061
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	597	1
Net realized (gain) loss on investments	(6,509)	(2,453)
Payment-in-kind interest capitalized	(3,139)	(6,555)
Net accretion of discount and amortization of premium	(47,969)	(20,121)
Amortization of deferred financing costs	1,831	2,107
Amortization of debt issuance costs	586	64
Amortization of discount on unsecured bonds	3,876	393
Amortization of offering costs	—	966
Purchases of investments	(4,438,514)	(2,499,754)
Proceeds from sale of investments and principal repayments	1,945,636	682,764
Changes in operating assets and liabilities:
Interest receivable	(30,429)	(8,184)
Receivable for investments sold	(163,047)	(16,521)
Other assets	247	301
Payable for investments purchased	26,146	45,674
Due to affiliates	1,279	994
Management fee payable	5,168	3,561
Income based incentive fee payable	1,721	3,492
Capital gains incentive fee payable	14,600	(4,218)
Interest payable	108	1,141
Accrued expenses and other liabilities	2,015	(228)
Net cash provided by (used in) operating activities	(2,439,952)	(1,659,666)
Cash flows from financing activities:
Borrowings of debt	4,365,875	1,905,855
Repayments of debt	(2,406,427)	(1,025,768)
Deferred financing costs paid	(4,214)	(6,699)
Debt issuance costs paid	(1,276)	(282)
Deferred offering costs paid	—	(256)
Dividends paid in cash	(189,670)	(100,769)
Proceeds from issuance of common shares	716,681	899,364
Net cash provided by (used in) financing activities	2,480,969	1,671,445
Net increase (decrease) in cash and cash equivalents	41,017	11,779
Effect of foreign exchange rate changes on cash and cash equivalents	610	—
Cash and cash equivalents, beginning of period	217,993	65,495
Cash and cash equivalents, end of period	$259,620	$77,274

Blackstone Secured Lending Fund Consolidated Statement of Cash Flows (in thousands) (Unaudited)

Supplemental information and non-cash activities:
Interest paid during the period	$83,098	$41,084
Distribution payable	$74,049	$50,536
Reinvestment of distributions during the period	$28,994	$12,563
Non-cash deferred financing costs activity	$(64)	$(1,401)
Accrued but unpaid debt issuance costs	$500	$618
Accrued but unpaid offering costs	$—	$132
Excise taxes paid	$131	$570

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Corfin Holdings, Inc. (4)(11)	L + 6.00%	7.00%	2/5/2026	$272,064	$267,838	$271,383	6.55%
Linquest Corp. (4)(5)(7)(10)	L + 5.75%	6.50%	7/28/2028	17,500	17,110	17,100	0.41
MAG DS Corp. (4)(11)	L + 5.50%	6.50%	4/1/2027	85,438	78,572	79,671	1.92
Maverick Acquisition, Inc. (4)(7)(11)	L + 6.00%	7.00%	6/1/2027	21,000	20,521	20,493	0.49
TCFI AEVEX, LLC (4)(7)(11)	L + 6.00%	7.00%	3/18/2026	112,829	110,798	111,380	2.69
					494,839	500,027	12.06
Air Freight & Logistics
AGI-CFI Holdings, Inc. (4)(7)(10)	L + 5.50%	6.25%	6/11/2027	94,920	93,048	93,021	2.25
Livingston International, Inc. (4)(6)(10)	L + 5.50%	6.25%	4/30/2027	130,487	127,152	129,182	3.12
Mode Purchaser, Inc. (4)(11)	L + 6.25%	7.25%	12/9/2026	175,650	173,047	173,894	4.20
Omni Intermediate Holdings, LLC - Revolving Term Loan (4)(5)(7)(11)	L + 5.00%	6.00%	12/30/2025	368	356	368	0.01
Omni Intermediate Holdings, LLC (4)(5)(11)	L + 5.00%	6.00%	12/30/2026	9,457	9,267	9,457	0.23
R1 Holdings, LLC (4)(7)(11)	L + 6.00%	7.00%	1/2/2026	57,231	56,620	57,231	1.38
SEKO Global Logistics Network, LLC (4)(5)(11)	L + 5.00%	6.00%	12/30/2026	€1,863	2,126	2,126	0.05
SEKO Global Logistics Network, LLC (4)(5)(7)(11)	L + 5.00%	6.00%	12/30/2026	5,330	5,247	5,319	0.13
					466,863	470,598	11.37
Building Products
Fencing Supply Group Acquisition, LLC (4)(5)(11)	L + 6.00%	7.00%	2/26/2027	52,896	51,970	52,367	1.26
Jacuzzi Brands, LLC (4)(11)	L + 6.50%	7.50%	2/25/2025	94,817	93,791	94,817	2.29
L&S Mechanical Acquisition, LLC (4)(5)(7)(10)	L + 5.75%	6.50%	9/1/2027	12,787	12,535	12,531	0.30
Latham Pool Products, Inc. (8)	L + 6.00%	6.08%	6/18/2025	46,814	45,962	47,048	1.14
Lindstrom, LLC (4)(11)	L + 6.25%	7.25%	4/7/2025	122,466	121,100	122,466	2.96
Windows Acquisition Holdings, Inc. (4)(5)(11)	L + 6.50%	7.50%	12/29/2026	55,558	54,573	55,558	1.34
					379,931	384,787	9.29
Chemicals
Polymer Additives, Inc. (8)	L + 6.00%	6.13%	7/31/2025	24,239	23,442	23,645	0.57
USALCO, LLC (4)(7)(12)	L + 7.25%	8.50%	6/1/2026	165,497	162,060	171,834	4.15
USALCO, LLC (4)(12)	L + 6.50%	7.75%	6/1/2026	35,425	34,815	36,842	0.89
VDM Buyer, Inc. (4)(8)	L + 6.75%	6.89%	4/22/2025	€23,840	26,519	26,801	0.65
VDM Buyer, Inc. (4)(8)	L + 6.75%	6.89%	4/22/2025	62,609	61,867	60,731	1.47
					308,703	319,853	7.73

Blackstone Secured Lending Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies
Bazaarvoice, Inc. (4)(7)(8)	L + 5.75%	5.83%	5/7/2028	248,111	248,111	248,111	5.99
JSS Holdings, Inc. (4)(11)	L + 6.25%	7.25%	12/17/2027	289,541	285,709	290,264	7.01
Sciens Building Solutions, LLC (4)(7)(11)	L + 5.75%	6.75%	5/21/2027	29,612	29,010	29,210	0.71
The Action Environmental Group, Inc. (4)(12)	L + 6.00%	7.25%	1/16/2026	117,379	115,673	114,445	2.76
Veregy Consolidated, Inc. (11)	L + 6.00%	7.00%	11/2/2027	21,152	20,640	21,258	0.51
					699,143	703,288	16.98
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(7)(11)	L + 5.00%	6.00%	12/31/2027	22,163	21,552	21,924	0.53
Containers & Packaging
Ascend Buyer, LLC (4)(7)(10)	L + 5.75%	6.50%	9/30/2028	19,077	18,657	18,657	0.45
Distributors
Bution Holdco 2, Inc. (4)(11)	L + 6.25%	7.25%	10/17/2025	102,149	100,772	100,872	2.44
Dana Kepner Company, LLC (4)(7)(11)	L + 6.25%	7.25%	12/29/2026	64,106	62,985	64,266	1.55
EIS Buyer, LLC (4)(13)	L + 6.25%	7.75%	9/30/2025	120,565	118,717	118,455	2.86
NDC Acquisition Corp. (4)(11)	L + 5.75%	6.75%	3/9/2027	13,733	13,355	13,596	0.33
NDC Acquisition Corp. (4)(5)(7)(11) - Revolving Term Loan	L + 5.75%	6.75%	3/9/2027	728	642	694	0.02
Tailwind Colony Holding Corporation (4)(7)(11)	L + 7.50%	8.50%	11/13/2024	35,668	35,392	34,954	0.84
Unified Door & Hardware Group, LLC (4)(11)	L + 6.25%	7.25%	6/30/2025	95,580	94,071	95,580	2.31
					425,934	428,417	10.35
Diversified Consumer Services
Cambium Learning Group, Inc. (4)(7)(10)	L + 5.50%	6.25%	7/20/2028	436,950	432,705	432,581	10.44
Diversified Financial Services
Barbri Holdings, Inc. (4)(7)(10)	L + 5.75%	6.50%	4/30/2028	61,845	60,683	61,381	1.48
SelectQuote, Inc. (4)(10)	L + 5.00%	5.75%	11/5/2024	59,714	58,457	59,714	1.44
					119,140	121,095	2.92
Electric Utilities
Qualus Power Services Corp. (4)(7)(11)	L + 5.50%	6.50%	3/26/2027	25,760	24,911	25,214	0.61
Electrical Equipment
Emergency Power Holdings, LLC (4)(5)(7)(11)	L + 5.50%	6.50%	8/17/2028	65,000	63,539	63,513	1.53
Radwell International, LLC (4)(6)(7)(10)	L + 5.50%	6.25%	7/13/2027	119,854	119,367	119,403	2.88
Shoals Holdings, LLC (4)(11)	L + 3.25%	4.25%	11/25/2026	84,573	82,726	84,996	2.05
					265,632	267,912	6.46
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(5)(7)(11)	L + 6.00%	7.00%	12/23/2026	110,431	108,298	109,541	2.64

Blackstone Secured Lending Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(13)	L + 8.00% (incl. 1.00% PIK)	9.50%	10/4/2024	49,457		48,570	47,602	1.15
Tetra Technologies, Inc. (4)(6)(11)	L + 6.25%	7.25%	9/10/2025	19,208		19,123	19,112	0.46
						67,693	66,714	1.61
Health Care Equipment & Supplies
GCX Corporation Buyer, LLC (4)(5)(7)(10)	L + 5.50%	6.25%	9/13/2027	22,000		21,489	21,485	0.52
Mozart Borrower LP (9)	L + 3.25%	3.75%	9/20/2028	10,000		9,950	9,950	0.24
						31,439	31,435	0.76
Health Care Providers & Services
ACI Group Holdings, Inc. (4)(5)(7)(10)	L + 5.50%	6.25%	8/2/2028	109,276		106,524	106,457	2.57
ADCS Clinics Intermediate Holdings, LLC (4)(7)(11)	L + 6.25%	7.25%	5/7/2027	5,963		5,765	5,845	0.14
Canadian Hospital Specialties Ltd. (4)(5)(6)(7)(11)	L + 4.50%	5.50%	4/14/2028	C$	27,120	21,291	21,076	0.51
Cross Country Healthcare, Inc. (4)(10)	L + 5.75%	6.50%	6/8/2027	29,676		29,113	29,082	0.70
DCA Investment Holdings, LLC (4)(7)(10)	L + 6.25%	7.00%	3/12/2027	13,303		13,046	13,126	0.32
Epoch Acquisition, Inc. (4)(11)	L + 6.75%	7.75%	10/4/2024	24,623		24,453	24,623	0.59
Healthcomp Holding Company, LLC (4)(5)(7)(11)	L + 5.75%	6.75%	10/27/2026	77,219		75,368	76,960	1.86
Jayhawk Buyer, LLC (4)(7)(11)	L + 5.00%	6.00%	10/15/2026	142,583		139,599	141,157	3.41
Navigator Acquiror, Inc. (4)(7)(9)	L + 5.50%	6.00%	7/16/2027	201,924		199,976	199,905	4.83
Odyssey Holding Company, LLC (4)(11)	L + 5.75%	6.75%	11/16/2025	17,989		17,810	17,989	0.43
Snoopy Bidco, Inc. (4)(7)(10)	L + 6.00%	6.75%	6/1/2028	172,560		167,368	167,122	4.03
SpecialtyCare, Inc. (4)(5)(7)(11)	L + 5.75%	6.75%	6/18/2028	12,225		11,826	11,930	0.29
The GI Alliance Management, LLC (4)(11)	L + 6.25%	7.25%	11/4/2024	272,949		267,717	270,902	6.54
WHCG Purchaser III, Inc. (4)(5)(7)(10)	L + 5.75%	6.50%	6/22/2028	45,257		44,050	43,998	1.06
						1,123,906	1,130,172	27.28
Health Care Technology
Edifecs, Inc. (4)(11)	L + 7.00%	8.00%	9/21/2026	221,956		217,357	228,614	5.52
Edifecs, Inc. (4)(10)	L + 5.50%	6.25%	9/21/2026	5,836		5,721	5,719	0.14
NMC Crimson Holdings, Inc. (4)(7)(10)	L + 6.00%	6.75%	3/1/2028	71,173		68,785	69,101	1.67
Project Ruby Ultimate Parent Corp. (10)	L + 3.25%	4.00%	3/3/2028	8,569		8,529	8,569	0.21
						300,392	312,003	7.54

Blackstone Secured Lending Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Insurance
Alera Group, Inc. (4)(6)(7)(10)	L + 5.50%	6.25%	9/30/2028		2,920	2,887	2,887	0.07
Benefytt Technologies, Inc. (4)(7)(10)	L + 6.00%	6.75%	8/12/2027		10,500	10,266	10,260	0.25
Galway Borrower, LLC (4)(5)(7)(10)	L + 5.25%	6.00%	9/24/2028		8,853	7,787	7,787	0.19
High Street Buyer, Inc. (4)(5)(7)(10)	L + 6.00%	6.75%	4/14/2028		27,375	26,568	26,260	0.63
Integrity Marketing Acquisition, LLC (4)(5)(7)(10)	L + 5.50%	6.25%	8/27/2025		60,111	58,945	59,805	1.44
Integrity Marketing Acquisition, LLC (4)(5)(11)	L + 5.75%	6.75%	8/27/2025		19,929	19,673	19,879	0.48
Jones Deslauriers Insurance Management, Inc. (5)(6)(7)(10)	L + 4.25%	5.00%	3/28/2028	C$	68,375	53,290	53,780	1.30
SG Acquisition, Inc. (4)(9)	L + 5.00%	5.50%	1/27/2027		110,586	109,080	110,033	2.66
Tennessee Bidco Limited (4)(5)(6)(8)	L + 7.00%	7.15%	8/3/2028		54,034	52,437	52,413	1.27
Tennessee Bidco Limited (4)(5)(6)(7)(8)	L + 7.00%	7.05%	8/3/2028	£16,190		21,154	20,400	0.49
Westland Insurance Group LTD (4)(5)(6)(7)(11)	L + 7.00%	8.00%	1/5/2027		42,483	39,095	40,890	0.99
Westland Insurance Group LTD (4)(5)(6)(7)(11)	L + 7.00%	8.00%	1/5/2027	C$	86,520	62,923	67,031	1.62
						464,105	471,425	11.39
Interactive Media & Services
Bungie, Inc. (4)(11)	L + 6.25%	7.25%	8/28/2024		47,200	46,788	47,200	1.14
Internet & Direct Marketing Retail
Donuts, Inc. (4)(11)	L + 6.00%	7.00%	12/29/2026		326,583	320,874	324,950	7.84
IT Services
Red River Technology, LLC (4)(7)(11)	L + 6.00%	7.00%	5/26/2027		100,800	99,139	99,036	2.39
Machinery
MHE Intermediate Holdings, LLC (4)(5)(7)(11)	L + 5.75%	6.75%	7/21/2027		3,100	3,031	3,029	0.07
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc. (4)(6)(13)	L + 6.25%	7.75%	11/26/2024		150,862	149,435	150,862	3.64
Professional Services
ALKU, LLC (4)(10)	L + 5.25%	6.00%	3/1/2028		79,768	78,998	78,971	1.91
ASP Endeavor Acquisition, LLC (4)(5)(9)	L + 6.50%	7.00%	5/3/2027		23,940	23,494	23,701	0.57
BPPH2 Limited (4)(5)(6)(8)	L + 6.75%	6.82%	3/2/2028		£25,500	34,366	34,383	0.83
Clearview Buyer, Inc. (4)(5)(7)(10)	L + 5.25%	6.00%	8/26/2027		16,890	16,503	16,498	0.40
HIG Orca Acquisition Holdings, Inc. (4)(5)(7)(11)	L + 6.00%	7.00%	6/30/2026		32,492	31,756	31,729	0.77
IG Investments Holdings, LLC (4)(5)(7)(10)	L + 6.00%	6.75%	9/22/2028		46,000	45,008	45,008	1.09
Material Holdings, LLC (4)(5)(7)(10)	L + 5.75%	6.50%	8/19/2027		27,201	26,633	26,622	0.64
Titan Investment Company, Inc. (4)(5)(8)	L + 5.75%	5.88%	3/20/2027		42,580	40,329	42,793	1.03
Trinity Air Consultants Holdings Corp. (4)(7)(10)	L + 5.25%	6.00%	6/29/2027		63,806	62,222	62,151	1.50
						359,309	361,856	8.74

Blackstone Secured Lending Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Real Estate Management & Development
Cumming Group, Inc. (4)(7)(11)	L + 6.00%	7.00%	5/26/2027	73,235	71,761	71,681	1.73
Progress Residential PM Holdings, LLC (4)(7)(10)	L + 6.25%	7.00%	2/16/2028	70,324	68,690	69,620	1.68
					140,451	141,301	3.41
Road & Rail
Gruden Acquisition, Inc. (4)(5)(7)(11)	L + 5.50%	6.50%	7/1/2028	25,875	25,135	25,106	0.61
Software
AxiomSL Group, Inc. (4)(7)(11)	L + 6.00%	7.00%	12/3/2027	42,652	41,735	41,676	1.01
Connatix Buyer, Inc. (4)(5)(7)(10)	L + 6.00%	6.75%	7/14/2027	38,356	37,417	37,382	0.90
Diligent Corporation (4)(11)	L + 5.75%	6.75%	8/4/2025	59,700	58,961	59,252	1.43
Episerver, Inc. (4)(5)(7)(11)	L + 5.50%	6.50%	4/9/2026	9,766	9,601	9,589	0.23
Experity, Inc. (4)(5)(7)(10)	L + 5.50%	6.25%	7/22/2027	8,527	8,344	8,338	0.20
GraphPAD Software, LLC - Revolving Term Loan (4)(7)(11)	L + 6.00%	7.00%	4/27/2027	531	501	499	0.01
GraphPAD Software, LLC (4)(11)	L + 5.50%	6.50%	4/27/2027	13,092	12,910	12,961	0.31
LD Lower Holdings, Inc. (4)(7)(11)	L + 6.50%	7.50%	2/8/2026	89,340	87,618	88,404	2.13
Mandolin Technology Intermediate Holdings, Inc. (4)(5)(7)(9)	L + 3.75%	4.25%	7/6/2028	8,700	8,561	8,558	0.21
MRI Software, LLC (5)(7)(11)	L + 5.50%	6.50%	2/10/2026	27,359	27,178	27,340	0.66
Relativity ODA, LLC (4)(7)(11)	L + 7.50% PIK	8.50%	5/12/2027	28,814	28,083	28,011	0.68
Relay Purchaser, LLC (4)(5)(7)(10)	L + 6.00%	6.75%	8/30/2028	50,000	48,942	48,929	1.18
Spitfire Parent, Inc. (4)(5)(11)	L + 5.50%	6.50%	3/11/2027	€10,474	12,427	12,017	0.29
Spitfire Parent, Inc. (4)(7)(11)	L + 5.50%	6.50%	3/11/2027	43,890	42,961	43,304	1.05
Triple Lift, Inc. (4)(7)(10)	L + 5.75%	6.50%	5/6/2028	48,878	47,811	47,746	1.15
					473,050	474,006	11.44
Specialty Retail
CustomInk, LLC (4)(11)	L + 6.21%	7.21%	5/3/2026	133,125	131,418	131,461	3.17
Technology Hardware, Storage & Peripherals
Deliver Buyer, Inc. (11)	L + 6.25%	7.25%	5/1/2024	49,500	48,491	49,732	1.20
Electronics For Imaging, Inc. (8)	L + 5.00%	5.08%	7/23/2026	4,695	4,441	4,443	0.11
Lytx, Inc. (4)(7)(11)	L + 6.50%	7.50%	2/28/2026	74,362	73,419	74,790	1.81
					126,351	128,965	3.12
Trading Companies & Distributors
Porcelain Acquisition Corp. (4)(7)(11)	L + 6.00%	7.00%	4/30/2027	47,676	45,758	45,700	1.10
The Cook & Boardman Group, LLC (11)	L + 5.75%	6.75%	10/17/2025	49,847	49,475	49,390	1.19
					95,233	95,090	2.29

Blackstone Secured Lending Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Transportation Infrastructure
Capstone Logistics, LLC (7)(11)	L + 4.75%	5.75%	11/12/2027		5,419	5,379	5,445	0.13
Frontline Road Safety, LLC (4)(7)(10)	L + 5.75%	6.50%	5/3/2027		91,299	89,599	89,473	2.16
Helix TS, LLC (4)(5)(7)(10)	L + 5.75%	6.50%	8/4/2027		31,641	31,025	31,008	0.75
Roadsafe Holdings, Inc. (4)(7)(11)	L + 5.75%	6.75%	10/19/2027		42,091	41,044	40,966	0.99
Safety Borrower Holdings LP (4)(5)(7)(11)	L + 5.75%	6.75%	9/1/2027		4,195	4,145	4,145	0.10
Sam Holding Co, Inc. (4)(7)(11)	L + 5.50%	6.50%	9/24/2027		38,000	37,020	37,019	0.89
Spireon, Inc. (4)(11)	L + 6.50%	7.50%	10/4/2024		22,790	22,646	22,790	0.55
TRP Infrastructure Services, LLC (4)(7)(11)	L + 5.50%	6.50%	7/9/2027		39,784	38,951	38,917	0.94
						269,809	269,763	6.51
Total First Lien Debt						$7,993,866	$8,068,267	194.78%
Second Lien Debt
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(11)	L + 8.75%	9.75%	12/31/2028		$7,517	$7,364	$7,517	0.18%
Health Care Providers & Services
Canadian Hospital Specialties Ltd. (4)(5)(6)(8)	8.75%	8.75%	4/15/2029	C$	10,533	8,261	8,231	0.20
Jayhawk Buyer, LLC (4)(11)	L + 8.75%	9.75%	10/15/2027		5,183	5,085	5,118	0.12
						13,346	13,349	0.32
Insurance
Jones Deslauriers Insurance Management, Inc. (5)(6)(7)(9)	L + 7.50%	8.00%	3/26/2029	C$	25,495	19,745	20,271	0.49
Software
Mandolin Technology Intermediate Holdings, Inc. (4)(5)(9)	L + 6.50%	7.00%	7/6/2029		3,150	3,104	3,103	0.07
Total Second Lien Debt						$43,559	$44,240	1.06%
Unsecured Debt
Communications Equipment
Plantronics, Inc. (5)(6)(8)	4.75%	4.75%	3/1/2029		$3,723	$3,723	$3,492	0.08%
Total Unsecured Debt						$3,723	$3,492	0.08%
Warrants
Software
Mermaid EquityCo L.P. - Class B Units (4)					4,550,697	$865	$5,233	0.13%
Total Warrants						$865	$5,233	0.13%
Equity
Aerospace & Defense
Corfin Holdco, Inc. - Common Stock (4)					2,137,866	$4,767	$5,131	0.12%

Blackstone Secured Lending Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity (continued)
Air Freight & Logistics
AGI Group Holdings LP - A2 Units (4)				902	902	902	0.02
Mode Holdings, L.P. - Class A-2 Common Units (4)				5,486,923	5,487	6,036	0.15
					6,389	6,938	0.17
Distributors
EIS Acquisition Holdings, LP - Class A Common Units (4)				7,519	1,773	2,123	0.05
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests (4)				9,839	12,318	12,315	0.30
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units (4)				500	500	500	0.01
Health Care Providers & Services
Jayhawk Holdings, LP - A-1 Common Units (4)				2,201	392	442	0.01
Jayhawk Holdings, LP - A-2 Common Units (4)				1,185	211	238	0.01
					603	680	0.02
Professional Services
OHCP V TC COI, LP. - LP Interest (4)				3,500,000	3,500	3,500	0.08
Software
Connatix Parent, LLC - Class L Common Units (4)				42,045	462	462	0.01
Mandolin Technology Holdings, Inc.- Series A Preferred Shares (4)				3,150	3,058	3,056	0.07
Mermaid Equity Co. L.P. - Class A-2 Common Units (4)				14,849,355	14,849	31,184	0.75
					18,369	34,702	0.83
Specialty Retail
CustomInk, LLC - Series A Preferred Units (4)				384,520	5,200	5,003	0.12
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units (4)				27,536	2,909	3,442	0.08%
Ncp Helix Holdings, LLC. - Preferred Shares (4)				369	372	372	0.01%
					3,281	3,814	0.09
Total Equity Investments					$56,700	$74,706	1.79%
Total Investments - non-controlled/non-affiliated					$8,098,713	$8,195,938	197.84%

Blackstone Secured Lending Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Investments - non-controlled/affiliated
Equity
Insurance
Blackstone Donegal Holdings LP - LP Interests (Westland Insurance Group LTD) (4)(5)(6)(14)					$26,608	$27,109	0.65%
Total Equity					$26,608	$27,109	0.65%
Total Investments - non-controlled/affiliated					$26,608	$27,109	0.65%
Total Investment Portfolio					$8,125,321	$8,223,047	198.49%
Cash and Cash Equivalents
Other Cash and Cash Equivalents					$259,620	$259,620	6.27%
Total Cash and Cash Equivalents					$259,620	$259,620	6.27%
Total Portfolio Investments, Cash and Cash Equivalents					$8,384,941	$8,482,667	204.76%

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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2021. As of September 30, 2021, the reference rates for our variable rate loans were the 30-day L at 0.08%, the 90-day L at 0.13% and the 180-day L at 0.16% and P at 3.25%. Variable rate loans typically include an interest reference rate floor feature, which is generally 1.00%. As of September 30, 2021, 93.0% of the portfolio at fair value had a base rate floor above zero.
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
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2021, non-qualifying assets represented 12.6% of total assets as calculated in accordance with regulatory requirements.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2023	$40,224	$—
ACI Group Holdings, Inc.	Revolver	8/2/2027	11,567	(231)
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	3,196	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	1,301	(26)
AGI-CFI Holdings, Inc.	Delayed Draw Term Loan	6/11/2023	22,700	—
Albireo Energy, LLC	Delayed Draw Term Loan	6/23/2022	33,799	—
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	830	—
Ascend Buyer, LLC	Revolver	9/30/2027	1,940	(39)
AxiomSL Group, Inc.	Delayed Draw Term Loan	12/3/2027	2,949	(59)
AxiomSL Group, Inc.	Revolver	12/3/2025	3,221	(64)

Blackstone Secured Lending Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt (continued)
Barbri , Inc.	Delayed Draw Term Loan	4/28/2023	18,834	—
Bazaarvoice, Inc.	Delayed Draw Term Loan	11/7/2022	38,288	—
Bazaarvoice, Inc.	Revolver	5/7/2026	28,662	—
Benefytt Technologies, Inc.	Delayed Draw Term Loan	8/12/2023	2,985	(30)
Cambium Learning Group, Inc.	Revolver	7/20/2028	43,592	—
Canadian Hospital Specialties Ltd.	Delayed Draw Term Loan	4/14/2023	5,754	—
Canadian Hospital Specialties Ltd.	Revolver	4/14/2027	2,877	—
Capstone Logistics, LLC	Delayed Draw Term Loan	11/12/2027	547	—
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	3,668	—
Clearview Buyer, Inc.	Revolver	2/26/2027	898	(18)
Connatix Buyer, Inc.	Delayed Draw Term Loan	7/14/2023	10,900	(109)
Connatix Buyer, Inc.	Revolver	7/14/2027	4,888	—
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	1,608	—
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	2,209	—
Cumming Group, Inc.	Revolver	5/26/2027	4,475	—
Dana Kepner Company, LLC	Delayed Draw Term Loan	12/29/2021	26,920	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	3/12/2023	5,142	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2023	18,700	—
Episerver, Inc.	Revolver	4/9/2026	2,064	(31)
Experity, Inc.	Revolver	7/22/2027	948	(19)
Frontline Road Safety, LLC - A	Delayed Draw Term Loan	5/3/2027	3,419	—
Frontline Road Safety, LLC - B	Delayed Draw Term Loan	5/3/2022	26,351	—
Galway Borrower, LLC	Delayed Draw Term Loan	9/30/2023	50,886	(509)
Galway Borrower, LLC	Revolver	9/30/2027	19,017	(380)
GCX Corporation Buyer, LLC	Delayed Draw Term Loan	9/13/2023	7,500	—
GI Consilio Parent, LLC	Revolver	5/14/2026	4,200	—
GraphPAD Software, LLC	Revolver	4/27/2027	1,593	—
Gruden Acquisition, Inc.	Delayed Draw Term Loan	7/1/2023	3,750	(47)
Gruden Acquisition, Inc.	Revolver	7/1/2026	3,000	(75)
Healthcomp Holding Company, LLC	Delayed Draw Term Loan	4/27/2022	20,754	(259)
Helix TS, LLC	Delayed Draw Term Loan	8/3/2023	21,052	—
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2023	6,210	(62)
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	2,591	—
High Street Buyer, Inc. - B	Delayed Draw Term Loan	4/16/2028	3,579	(451)
High Street Buyer, Inc.	Revolver	4/16/2027	24,797	(45)
IG Investments Holdings, LLC	Revolver	9/22/2027	3,583	(72)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	62,530	—
Jayhawk Buyer, LLC	Delayed Draw Term Loan	10/15/2021	6,652	—
Jones Deslauriers Insurance Management, Inc.	Delayed Draw Term Loan	3/28/2022	15,248	—
Jones Deslauriers Insurance Management, Inc. (2nd Lien)	Delayed Draw Term Loan	3/28/2022	2,441	—
L&S Mechanical Acquisition, LLC	Delayed Draw Term Loan	9/1/2022	4,088	—
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	19,979	—
Linquest Corp.	Delayed Draw Term Loan	1/27/2023	4,975	(50)
Lytx, Inc.	Delayed Draw Term Loan	2/28/2022	11,174	—
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	1,200	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2023	3,533	—
Material Holdings, LLC	Revolver	8/17/2027	1,766	(35)

Blackstone Secured Lending Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt (continued)
Maverick Acquisition, Inc.	Delayed Draw Term Loan	6/1/2023	8,715	(87)
MHE Intermediate Holdings, LLC	Delayed Draw Term Loan	7/21/2023	382	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	268	(5)
MRI Software, LLC	Delayed Draw Term Loan	1/31/2022	829	—
MRI Software, LLC	Revolver	2/10/2026	1,516	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	65,988	—
NDC Acquisition Corp.	Revolver	3/9/2027	2,697	—
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	3/1/2023	31,400	(471)
Omni Intermediate Holdings, LLC	Revolver	12/30/2025	188	—
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/30/2022	22,627	(665)
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	2/16/2022	16,623	—
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2023	12,359	—
R1 Holdings, LLC	Delayed Draw Term Loan	4/19/2022	12,341	—
Radwell International, LLC	Delayed Draw Term Loan	7/13/2023	9,740	—
Radwell International, LLC	Revolver	7/13/2027	7,906	—
Red River Technology, LLC	Delayed Draw Term Loan	5/26/2023	31,888	—
Relativity ODA, LLC	Revolver	5/12/2027	3,292	(82)
Relay Purchaser, LLC	Revolver	8/30/2026	7,143	(71)
Roadsafe Holdings, Inc.	Delayed Draw Term Loan	10/19/2021	28,317	(283)
Safety Borrower Holdings LP	Delayed Draw Term Loan	9/1/2022	932	—
Safety Borrower Holdings LP	Revolver	9/1/2027	373	(4)
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2023	34,000	—
Sam Holding Co, Inc.	Revolver	3/24/2027	6,000	(120)
Sciens Building Solutions, LLC	Delayed Draw Term Loan	6/1/2027	14,427	—
Sciens Building Solutions, LLC	Revolver	6/1/2027	5,850	(73)
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2022	800	(11)
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	346	—
Snoopy Bidco, Inc.	Delayed Draw Term Loan	6/1/2023	17,440	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	9/18/2021	1,260	—
SpecialtyCare, Inc.	Revolver	6/18/2026	1,047	—
Spitfire Parent, Inc.	Delayed Draw Term Loan	9/4/2022	14,755	(148)
Tailwind Colony Holding Corporation	Delayed Draw Term Loan	2/10/2022	7,584	—
TCFI AEVEX, LLC	Delayed Draw Term Loan	12/31/2021	1,579	—
TCFI AEVEX, LLC	Delayed Draw Term Loan	12/31/2021	30,445	(304)
Tennessee Bidco Limited	Delayed Draw Term Loan	8/3/2028	57,134	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2023	24,085	(241)
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	6,881	—
Triple Lift, Inc.	Revolver	5/6/2028	7,698	(154)
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	1/9/2023	7,101	(71)
USALCO, LLC	Delayed Draw Term Loan	6/1/2022	11,295	(282)
Westland Insurance Group LTD	Delayed Draw Term Loan	7/5/2022	17,767	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	21,890	(219)
WHCG Purchaser III, Inc.	Revolver	6/22/2026	6,723	(134)
Total Unfunded Commitments			$1,243,185	$(6,036)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of September 30, 2021 was 0.50%.
(10)The interest rate floor on these investments as of September 30, 2021 was 0.75%.
(11)The interest rate floor on these investments as of September 30, 2021 was 1.00%.
(12)The interest rate floor on these investments as of September 30, 2021 was 1.25%.

Blackstone Secured Lending Fund Consolidated Schedule of Investments September 30, 2021 (in thousands) (Unaudited)
(13)The interest rate floor on these investments as of September 30, 2021 was 1.50%.
(14)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2021, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2021, the Company’s non-controlled/affiliated investments were as follows:

	Fair value as of December 31, 2020	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of September 30, 2021	Dividend and Interest Income
Non-controlled/Affiliated Investments
Blackstone Donegal Holdings LP	$—	$26,608	$—	$501	$27,109	$—
Total	$—	$26,608	$—	$501	$27,109	$—

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2020 (in thousands)

Investments—non-controlled/non-affiliated (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
Corfin Holdings, Inc. (4)(9)	L + 6.00%	7.00%	2/5/2026	$203,463	$200,008	$202,954	6.21%
MAG DS Corp (9)	L + 5.50%	6.50%	4/1/2027	87,607	79,610	83,884	2.57
TCFI AEVEX, LLC (4)(7)(9)	L + 6.00%	7.00%	3/18/2026	102,020	100,089	100,868	3.09
					379,707	387,706	11.87
Air Freight & Logistics
Livingston International Inc. (4)(6)(9)	L + 5.75%	6.75%	4/30/2026	122,138	118,447	121,527	3.72
Mode Purchaser, Inc. (4)(9)	L + 6.25%	7.25%	12/9/2026	176,988	173,986	171,235	5.24
Omni Intermediate Holdings, LLC (4)(5)(7)(9)	L + 5.00%	6.00%	12/30/2026	5,000	4,875	4,875	0.15
Omni Intermediate Holdings, LLC - Revolving Term Loan (4)(5)(7)(9)	L + 5.00%	6.00%	12/30/2025	42	28	28	—
R1 Holdings, LLC (4)(7)(9)	L + 6.00%	7.06%	1/2/2026	57,669	56,856	57,093	1.75
					354,192	354,758	10.86
Building Products
Jacuzzi Brands, LLC (4)(9)	L + 6.50%	7.50%	2/25/2025	99,228	97,922	95,755	2.93
Latham Pool Products, Inc. (8)	L + 6.00%	6.15%	6/18/2025	49,193	47,888	49,117	1.50
Lindstrom, LLC (4)(9)	L + 6.25%	7.25%	4/7/2025	129,650	127,891	127,057	3.89
The Wolf Organization, LLC (4)(9)	L + 6.50%	7.50%	9/3/2026	95,750	94,204	96,707	2.96
Windows Acquisition Holdings, Inc. (4)(5)(9)	L + 6.50%	7.50%	12/29/2026	62,996	61,737	61,736	1.89
Windows Acquisition Holdings, Inc. - Revolving Term Loan (4)(5)(7)(9)	L + 6.50%	7.50%	12/29/2025	4,620	4,620	4,620	0.14
					434,262	434,992	13.31
Capital Markets
Advisor Group Holdings, Inc. (8)	L + 5.00%	5.15%	7/31/2026	6,430	5,981	6,390	0.20
Chemicals
DCG Acquisition Corp. (4)(7)(9)	L + 7.50%	8.50%	9/30/2026	39,800	38,886	39,402	1.21
LSF11 Skyscraper US Bidco 2, LLC (4)(6)(9)	L + 5.50%	6.50%	9/29/2027	106,878	101,786	106,344	3.25
LSF11 Skyscraper Holdco S.à r.l, LLC (4)(6)(9)	L + 5.50%	6.50%	9/29/2027	335	319	334	0.01
Polymer Additives, Inc. (8)	L + 6.00%	6.21%	7/31/2025	29,452	28,400	24,726	0.76
USALCO, LLC (4)(7)(10)	L + 7.25%	8.50%	6/1/2026	166,751	162,734	168,553	5.16
USALCO, LLC (4)(9)	L + 6.50%	7.50%	6/1/2026	35,693	34,979	34,979	1.07
VDM Buyer, Inc. (4)(8)	L + 6.75%	6.97%	4/22/2025	€24,023	26,651	28,512	0.87
VDM Buyer, Inc. (4)(8)	L + 6.75%	6.97%	4/22/2025	63,089	62,184	61,197	1.87
					455,939	464,046	14.20

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2020 (in thousands)

Investments—non-controlled/non-affiliated (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies
Veregy Consolidated, Inc. (9)	L + 6.00%	7.00%	11/3/2027	20,000	19,413	19,850	0.61
JSS Holdings, Inc. (4)(9)	L + 6.25%	7.25%	12/17/2027	327,174	322,295	322,266	9.86
The Action Environmental Group, Inc. (4)(7)(10)	L + 6.00%	7.25%	1/16/2026	118,275	116,101	113,544	3.47
					457,809	455,660	13.94
Construction & Engineering
Brand Industrial Services, Inc. (9)	L + 4.25%	5.25%	6/21/2024	7,884	7,317	7,706	0.24
COP Home Services TopCo IV, Inc. (4)(5)(7)(9)	L + 5.00%	6.00%	12/31/2027	16,162	15,482	15,482	0.47
IEA Energy Services, LLC (8)	L + 6.75%	7.00%	9/25/2024	30,517	29,556	30,466	0.93
					52,355	53,654	1.64
Distributors
Bution Holdco 2, Inc. (4)(9)	L + 6.25%	7.25%	10/17/2025	123,438	121,467	120,969	3.70
Dana Kepner Company, LLC (4)(7)(9)	L + 6.25%	7.25%	12/29/2026	71,667	70,236	70,234	2.15
EIS Buyer, LLC (4)(11)	L + 6.25%	7.75%	9/30/2025	81,984	80,687	79,524	2.43
Fastlane Parent Company, Inc. (8)	L + 4.50%	4.65%	2/4/2026	12,481	12,285	12,450	0.38
PSS Industrial Group Corp. (11)	L + 6.00%	7.50%	4/10/2025	56,162	53,161	39,875	1.22
SEKO Global Logistics Network, LLC (4)(5)(7)(9)	L + 5.00%	6.00%	12/30/2026	4,700	4,609	4,608	0.14
Tailwind Colony Holding Corporation (4)(9)	L + 7.50%	8.50%	11/13/2024	33,045	32,698	31,971	0.98
Unified Door & Hardware Group, LLC (4)(9)	L + 6.25%	7.25%	6/30/2025	91,063	89,440	91,063	2.79
					464,583	450,695	13.79
Diversified Financial Services
SelectQuote, Inc. (4)(9)	L + 6.00%	7.00%	11/5/2024	59,714	58,153	60,311	1.85
Electrical Equipment
Shoals Holdings, LLC (4)(9)	L + 3.25%	4.25%	11/25/2026	149,687	145,982	145,944	4.47
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(5)(7)(9)	L + 6.00%	7.00%	12/23/2026	111,978	108,911	108,899	3.34
Convergeone Holdings, Inc. (8)	L + 5.00%	5.15%	1/4/2026	14,617	14,187	13,849	0.42
					123,098	122,748	3.76
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(11)	L + 7.00%	8.50%	10/4/2024	58,246	56,934	53,877	1.65
Tetra Technologies, Inc. (4)(6)(9)	L + 6.25%	7.25%	9/10/2025	23,296	23,174	21,666	0.66
					80,108	75,543	2.31
Health Care Equipment & Supplies
Lifescan Global Corporation (8)	L + 6.00%	6.23%	10/1/2024	5,797	5,633	5,537	0.17
Surgical Specialties Corp (US) Inc. (4)(6)(8)	L + 5.00%	5.25%	5/7/2025	32,998	32,036	32,997	1.01
					37,669	38,535	1.18

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2020 (in thousands)

Investments—non-controlled/non-affiliated (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services
Epoch Acquisition, Inc. (4)(9)	L + 6.75%	7.75%	10/4/2024	24,813	24,598	24,689	0.76
Healthcomp Holding Company, LLC (4)(5)(7)(9)	L + 6.00%	7.00%	10/27/2026	87,300	84,901	84,827	2.60
Jayhawk Buyer, LLC (4)(7)(9)	L + 5.75%	6.75%	10/15/2026	107,884	105,283	105,187	3.22
Monroe Capital Holdings, LLC (4)(7)(9)	L + 6.75%	7.75%	9/8/2026	107,359	105,317	106,286	3.25
Odyssey Holding Company, LLC (4)(9)	L + 5.75%	6.75%	11/16/2025	18,898	18,680	18,898	0.58
The GI Alliance Management, LLC (4)(7)(9)	L + 6.25%	7.25%	11/4/2024	189,409	184,953	180,127	5.51
					523,732	520,014	15.92
Health Care Technology
Edifecs, Inc. (4)(9)	L + 7.50%	8.50%	9/21/2026	263,008	256,739	259,063	7.93
Project Ruby Ultimate Parent Corp (4)(9)	L + 4.25%	5.25%	2/9/2024	30,000	29,550	30,075	0.92
					286,289	289,138	8.85
Hotels, Restaurants & Leisure
Excel Fitness Holdings, Inc (9)	L + 5.25%	6.25%	10/7/2025	46,588	44,918	42,939	1.31
Industrial Conglomerates
Tailwind Smith Cooper Intermediate Corporation (8)	L + 5.00%	5.15%	5/28/2026	30,682	29,746	29,190	0.89
Insurance
Integrity Marketing Acquisition, LLC (4)(5)(7)(9)	L + 6.25%	7.25%	8/27/2025	32,651	31,962	31,902	0.98
SG Acquisition, Inc. (4)(8)	L + 5.75%	5.90%	1/27/2027	102,895	101,111	101,352	3.10
					133,073	133,254	4.08
Interactive Media & Services
Bungie, Inc. (4)(9)	L + 6.25%	7.25%	8/28/2024	47,200	46,683	47,200	1.44
Internet & Direct Marketing Retail
Shutterfly, Inc. (9)	L + 6.00%	7.00%	9/25/2026	26,457	24,488	26,386	0.81
Donuts, Inc. (4)(7)(9)	L + 6.00%	7.00%	12/29/2026	381,538	373,918	373,908	11.44
					398,405	400,294	12.25
IT Services
Ahead Data Blue, LLC (9)	L + 5.00%	6.00%	10/13/2027	13,207	12,180	13,025	0.40
Park Place Technologies, LLC (9)	L + 5.00%	6.00%	11/10/2027	45,000	43,232	43,350	1.33
					55,412	56,375	1.73
Machinery
Apex Tool Group, LLC (10)	L + 5.25%	6.50%	8/1/2024	53,301	52,194	52,845	1.62
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc (4)(6)(11)	L + 6.25%	7.75%	11/26/2024	150,862	149,099	148,599	4.55
Paper & Forest Products
Pixelle Specialty Solutions, LLC (9)	L + 6.50%	7.50%	10/31/2024	14,380	14,146	14,373	0.44
Personal Products
Paula's Choice Holdings, Inc. (4)(9)	L + 6.25%	7.25%	11/17/2025	55,000	53,523	53,488	1.64

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2020 (in thousands)

Investments—non-controlled/non-affiliated (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Professional Services
APFS Staffing Holdings, Inc. (8)	L + 4.75%	4.90%	4/15/2026	18,201	17,922	17,916	0.55
GI Revelation Acquisition LLC (8)	L + 5.00%	5.15%	4/16/2025	32,163	29,987	31,681	0.97
Minotaur Acquisition, Inc. (8)	L + 5.00%	5.15%	3/27/2026	33,180	31,782	32,641	1.00
Titan Investment Company, Inc. (4)(5)(8)	L + 5.75%	5.99%	3/20/2027	42,892	40,812	42,356	1.30
VT Topco, Inc. (8)	L + 3.50%	3.65%	8/1/2025	4,866	4,562	4,811	0.15
					125,065	129,405	3.97
Software
LD Intermediate Holdings, Inc. (4)(9)	L + 5.88%	6.88%	12/9/2022	17,105	16,633	17,041	0.52
MRI Software, LLC (4)(5)(7)(9)	L + 5.50%	6.50%	2/10/2026	22,329	22,081	22,220	0.68
PaySimple, Inc. (4)(7)(8)	L + 5.50%	5.65%	8/23/2025	53,058	51,710	51,824	1.58
Vero Parent, Inc. (9)	L + 6.00%	7.00%	8/16/2024	45,528	41,661	45,598	1.40
					132,085	136,683	4.18
Specialty Retail
CustomInk, LLC (4)(9)	L + 6.21%	7.21%	5/3/2026	133,125	131,139	130,130	3.98
Spencer Spirit Holdings, Inc. (8)	L + 6.00%	6.15%	6/19/2026	45,037	42,941	44,896	1.38
					174,080	175,026	5.36
Technology Hardware, Storage & Peripherals
Deliver Buyer, Inc. (4)(9)	L + 6.25%	7.25%	5/1/2024	49,875	48,564	50,187	1.54
Electronics For Imaging, Inc. (8)	L + 5.00%	5.15%	7/23/2026	34,650	32,723	29,788	0.90
Lytx, Inc. (4)(7)(9)	L + 6.00%	7.00%	2/28/2026	69,313	68,327	69,146	2.12
					149,614	149,121	4.56
Trading Companies & Distributors
The Cook & Boardman Group, LLC (9)	L + 5.75%	6.75%	10/17/2025	50,233	49,859	48,035	1.47
Transportation Infrastructure
Capstone Logistics, LLC (5)(7)(9)	L + 4.75%	5.75%	11/12/2027	3,053	3,020	3,094	0.09
Spireon, Inc. (4)(9)	L + 6.50%	7.50%	10/4/2024	22,961	22,780	22,847	0.70
					25,800	25,941	0.79
Total First Lien Debt					$5,493,561	$5,502,899	168.40%
Second Lien Debt
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(9)	L + 8.75%	9.75%	12/31/2028	$6,061	$5,925	$5,925	0.18%
Health Care Technology
Project Ruby Ultimate Parent Corp (4)(5)(9)	L + 8.25%	9.25%	2/10/2025	17,900	17,542	18,079	0.55
IT Services
WEB.COM Group, Inc. (8)	L + 7.75%	7.90%	10/9/2026	15,098	14,485	14,488	0.45
Software
Epicor Software Corp. (5)(9)	L + 7.75%	8.75%	7/31/2028	11,186	11,027	11,707	0.36
Total Second Lien Debt					$48,979	$50,199	1.54%

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2020 (in thousands)

Investments—non-controlled/non-affiliated (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Warrants
Software
Mermaid EquityCo L.P. - Class B Units (4)				4,550,697	$865	$865	0.03%
Total Warrants					$865	$865	0.03%
Equity
Aerospace & Defense
Corfin Holdco, Inc. - Common Stock (4)				2,137,866	$4,767	$4,767	0.15%
Air Freight & Logistics
Mode Holdings, L.P. - Class A-2 Common Units (4)				5,486,923	5,487	5,487	0.17
Distributor
EIS Acquisition Holdings, LP - Class A Common Units (4)				7,519	1,773	1,873	0.06
Software
Mermaid EquityCo L.P. - Class A-2 Common Units (4)				14,849,355	14,850	14,849	0.45
Specialty Retail
CustomInk, LLC - Series A Preferred Units (4)				384,520	5,200	5,003	0.15
Total Equity Investments					$32,077	$31,979	0.98%
Total Investment Portfolio					$5,575,482	$5,585,942	170.94%
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund					$29,427	$29,427	0.90%
Other Cash and Cash Equivalents					188,566	188,566	5.77
Total Cash and Cash Equivalents					$217,993	$217,993	6.67%
Total Portfolio Investments, Cash and Cash Equivalents					$5,793,475	$5,803,935	177.61%
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
The Company previously conducted a private offering (the “Private Offering”) of its common shares of beneficial interest (i) to accredited investors, as defined in Regulation D under the Securities Act of 1933, as amended (the “1933 Act”), and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons,” as defined in Regulation S under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. At each closing of the Private Offering, each investor made a capital commitment (“Capital Commitment”) to purchase shares of the beneficial interest of the Company pursuant to a subscription agreement entered into with the Company.  Investors were required to fund drawdowns to purchase the Company’s shares up to the amount of their Capital Commitments on as as-needed basis each time the Company delivered a notice to investors.
On October 31, 2018, the Company began its initial period of closing of capital commitments ("Initial Closing Period") which ended on October 31, 2020. The Company commenced its loan origination and investment activities on November 20, 2018, the date of receipt of the initial drawdown from investors in the Private Offering (the "Initial Drawdown Date"). On September 8, 2021, the Company closed on its final outstanding Capital Commitments.
Effective on December 10, 2020, the Company changed its name from “Blackstone / GSO Secured Lending Fund" to “Blackstone Secured Lending Fund”.
On October 28, 2021, the Company closed its initial public offering (“IPO”), issuing 9,180,000 of its common shares of beneficial interest at a public offering price of $26.15 per share. Net of underwriting fees, the Company received net cash proceeds, before offering expenses, of $230.6 million. On November 4, 2021, the underwriters exercised their option to purchase an additional 1,377,000 shares of common shares, which resulted in net cash proceeds, before offering expenses, of $33.8 million. The Company’s common shares began trading on the NYSE under the symbol “BXSL” on October 28, 2021.
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

As of September 30, 2021, the Company's consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”), BGSL Big Sky Funding LLC ("Big Sky Funding") and BGSL Investments LLC ("BGSL Investments").
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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of September 30, 2021 and December 31, 2020, the Company had $277.6 million and $114.5 million, respectively, of receivables for investments sold. As of September 30, 2021 and December 31, 2020, the Company had $74.7 million and $48.6 million, respectively, of payables for investments purchased.
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

Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and nine months ended September 30, 2021, the Company recorded $16.4 million and $41.0 million, respectively, in non-recurring interest income (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and nine months ended September 30, 2020, the Company recorded $7.5 million and $12.6 million, respectively, in non-recurring interest income.

PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions.  PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity.  Such income is included in payment-in-kind interest income in the Consolidated Statements of Operations.  If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status.  When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income.  To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three and nine months ended September 30, 2021, the Company recorded PIK income of $1.0 million and $3.3 million, respectively. For the three and nine months ended September 30, 2020, the Company recorded PIK income of $1.3 million and $6.5 million, respectively.
Dividend Income
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.
Fee Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies.  Such fees are recognized as income when earned or the services are rendered. For the three and nine months ended September 30, 2021, the Company recorded fee income of $0.5 million and $5.3 million, respectively. For the three and nine months ended September 30, 2020, the Company recorded fee income of $0.0 million and $0.0 million, respectively.
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
Costs associated with the Private Offering of the Company’s shares are capitalized as “deferred offering costs” on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence, subject to the limitation below.  These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous Private Offering of its shares. Upon the expiration of the Initial Closing Period, the Company expensed the remaining deferred offering costs. The Company will record expenses related to public equity offerings as a reduction of capital upon completion of an offering of registered securities. The costs associated with any renewals of the Company’s shelf registration statement will be expensed as incurred.
For the three and nine months ended September 30, 2021, the Company did not accrue any organization costs or offering costs. For the three and nine months ended September 30, 2020, the Company accrued offering costs of $0.4 million and $1.0 million, respectively.

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
For the three and nine months ended September 30, 2021, the Company incurred $2.2 million and $1.9 million, respectively, of U.S. federal excise tax. For the three and nine months ended September 30, 2020, the Company incurred $0.0 million and $0.1 million, respectively, of U.S. federal excise tax.
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
Note 3. Agreements and Related Party Transactions
Investment Advisory Agreement
 On October 1, 2018, the Company entered into the original investment advisory agreement with the Adviser. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring its investments and portfolio companies on an ongoing basis.
On October 18, 2021, the Board determined to amend and restate the original investment advisory agreement (as amended and restated, the “Investment Advisory Agreement”), pursuant to which the Adviser manages the Company on a day-to-day basis. The Investment Advisory Agreement is substantially the same as the prior investment advisory agreement except, following the IPO, the incentive fee on income will be subject to a twelve-quarter lookback quarterly hurdle rate of 1.50% as opposed to a single quarter measurement and will become subject to an Incentive Fee Cap (as defined below) based on the Company’s Net Cumulative Return (as defined below). The amendment to the Investment Advisory Agreement will not result in higher fees (on a cumulative basis) payable to the Adviser than the fees that would have otherwise been payable to the Adviser under the original investment advisory agreement.

The Company pays the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee is borne by the shareholders. The initial term of the Investment Advisory Agreement was two years from October 1, 2018, and on May 6, 2020 and May 6, 2021, it was renewed and approved by the Board, including a majority of trustees who are not parties to the Investment Advisory Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) (the “Independent Trustees”), for a one-year period. On October 18, 2021, the Board approved the amended and restated Investment Advisory Agreement for an initial term ending May 31, 2022. Unless earlier terminated, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board and by the vote of a majority of the Independent Trustees.

The Adviser has implemented a waiver effective upon consummation of the IPO to extend the Company’s current fee structure for a period of two years. With the waiver in place, instead of having the base management fee and each incentive fee increase to 1.00% and 17.5%, respectively, following the IPO, each such fee will remain at 0.75% and 15.0% for a period of two years following the IPO (the “Waiver Period”). As a result of the fee waiver, the pre-listing management fee and incentive fee rates paid by the Company to the Adviser will not increase during the Waiver Period. Amounts waived by the Adviser are not subject to recoupment by the Adviser.
Base Management Fee
Upon completion of the IPO, the management fee pursuant to the Investment Advisory Agreement will be payable quarterly in arrears at an annual rate of 1.0% of the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. For purposes of the Investment Advisory Agreement, gross assets means the Company’s total assets determined on a consolidated basis in accordance with U.S. GAAP, excluding undrawn commitments but including assets purchased with borrowed amounts. If the IPO occurs on a date other than the first day of a calendar quarter, the management fee will be calculated for such calendar quarter at a weighted rate calculated based on the fee rates applicable before and after the consummation of the IPO based on the number of days in such calendar quarter before and after the consummation of the IPO.
Prior to the consummation of the IPO, the management fee was 0.75% of the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. In order to maintain the same management fee arrangement that the Company currently has in place for a period of time following the completion of the IPO, the Adviser voluntarily waived its right to receive the base management fee in excess of 0.75% of the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters during the Waiver Period. Amounts waived by the Adviser are not subject to recoupment by the Adviser.
For the three and nine months ended September 30, 2021, base management fees were $15.4 million and $40.4 million, respectively. For the three and nine months ended September 30, 2020, base management fees were $8.6 million and

$22.6 million, respectively. As of September 30, 2021 and December 31, 2020, $15.4 million and $10.3 million, respectively, was payable to the Adviser relating to management fees.
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
Pursuant to the Investment Advisory Agreement, the Company is required to pay an income based incentive fee of 15% prior to the consummation of the IPO and 17.5% following the consummation of the IPO, with a 1.5% hurdle and 100% catch-up. However, the Adviser has implemented a voluntary waiver with respect to the income based incentive fee. The Adviser has voluntarily waived its right to receive an income based incentive fee above 15% during the Waiver Period and amounts waived by the Adviser are not subject to recoupment by the Adviser.

Following the IPO, the Company will pay its Adviser an income based incentive fee based on its aggregate pre-incentive fee net investment income, as adjusted as described above, from the calendar quarter then ending (including the quarter in which the IPO is consummated) and the eleven preceding calendar quarters (including the quarters prior to the consummation of the IPO) (such period, the “Trailing Twelve Quarters”).

The hurdle amount for the income based incentive fee will be determined on a quarterly basis and is equal to 1.5% multiplied by the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The hurdle amount is calculated after making appropriate adjustments for issuances by the Company of common shares, including issuances pursuant to its dividend reinvestment plan and distributions that occurred during the relevant Trailing Twelve Quarters. The income based incentive fee for any partial period will be appropriately prorated.

For the income based incentive fee, the Company will pay the Adviser a quarterly incentive fee based on the amount by which (A) aggregate pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters exceeds (B) the hurdle amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the “Excess Income Amount.

The income based incentive fee for each quarter will be determined as follows:

•No income based incentive fee is payable to the Adviser for any calendar quarter for which there is no Excess Income Amount.

•The Adviser will be paid 100% of the pre-incentive fee net investment income in respect of the Trailing Twelve Quarters, if any, that exceeds the hurdle amount for such Trailing Twelve Quarters, but is less than or equal to an amount, which we refer to as the “Catch-up Amount,” determined as the sum of 1.76% (7.06% annualized) prior to the end of the Waiver Period, or 1.82% (7.27% annualized) following the Waiver Period, multiplied by the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters that is included in the calculation of the incentive fee based on income.

•The Adviser will be paid 15% prior to the end of the Waiver Period, or 17.5% following the Waiver Period, of the pre-incentive fee net investment income in respect of the Trailing Twelve Quarters that exceeds the Catch-up Amount.

The amount of the income based incentive fee that will be paid to the Adviser for a particular quarter will equal the excess of (a) the income based incentive fee so calculated over (b) the aggregate income based incentive fee that was paid in respect of the first eleven calendar quarters included in the relevant Trailing Twelve Quarters subject to the Incentive Fee Cap as described below.

The income based incentive fee that will be paid to the Adviser for a particular quarter is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap for any quarter is an amount equal to (a) 15% prior to the end of the Waiver Period, or 17.5% following the Waiver Period, of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters minus (b) the aggregate income based incentive fee that was paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters.

“Cumulative Net Return” means (x) the pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters minus (y) any Net Capital Loss (as defined below), if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company will pay no income based incentive fee to the Adviser for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the income based incentive fee that is payable to the Adviser for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company will pay an income based incentive fee to the Adviser equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the income based incentive fee that is payable to the Adviser for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company will pay an income based incentive fee to the Adviser equal to the incentive fee calculated as described above for such quarter without regard to the Incentive Fee Cap.

“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.

These calculations are prorated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. If the consummation of the IPO occurs on a date other than the first day of a calendar quarter, the income based incentive fee with respect to the Company’s pre-incentive fee net investment income shall be calculated for such calendar quarter at a weighted rate calculated based on the fee rates applicable before and after the consummation of the IPO based on the number of days in such calendar quarter before and after the consummation of the IPO. In no event will the amendments to the income based incentive fee to include the three year income and total return lookback features allow the Adviser to receive greater cumulative income based incentive fees under the Investment Advisory Agreement than it would have under the prior investment advisory agreement. Amounts waived by the Adviser are not subject to recoupment by the Adviser.
(ii) Capital gains based incentive fee:
Upon completion of the IPO, the second part of the incentive fee, a capital gains incentive fee, will be determined and payable in arrears as of the end of each calendar year in an amount equal to 17.5% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees as calculated in accordance with U.S. GAAP.
Prior to the IPO, the second part of the incentive fee, a capital gains incentive fee, will be determined and payable in arrears as of the end of each calendar year in an amount equal to 15.0% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees as calculated in accordance with U.S. GAAP. However, similar to the voluntary waivers referenced above, the Adviser voluntarily waived its right to receive a capital gains based incentive fee above 15% from the date of consummation of the IPO through the Waiver Period. The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. Amounts waived by the Adviser are not subject to recoupment by the Adviser.
For the three and nine months ended September 30, 2021, the Company accrued income based incentive fees of $17.0 million and $45.1 million, respectively. For the three and nine months ended September 30, 2020, the Company accrued income based incentive fees of $9.8 million and $26.7 million, respectively. As of September 30, 2021 and December 31, 2020, $17.0 million and $15.3 million, respectively, was payable to the Adviser for income based incentive fees.
For the three and nine months ended September 30, 2021, the Company accrued capital gains incentive fees of $2.4 million and $14.6 million, respectively. For the three and nine months ended September 30, 2020, the Company accrued capital gains incentive fees of $0.0 million and $(4.2) million, respectively. As of September 30, 2021 and December 31, 2020, the Company had accrued capital gains incentive fees of $15.7 million and $1.1 million, respectively, none of which was payable on such dates under the Investment Advisory Agreement.
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
For providing these services, the Company will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, information technology, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three and nine months ended September 30, 2021 and 2020.
For the three and nine months ended September 30, 2021, the Company incurred $0.5 million and $1.6 million, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2020, the Company incurred $0.5 million and $1.6 million, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statements of Operations. As of September 30, 2021 and December 31, 2020, $0.8 million and $1.1 million, respectively, was unpaid and included in "due to affiliates" in the Consolidated Statements of Assets and Liabilities.
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
As of September 30, 2021 there was no unreimbursed Expense Payments remaining. For the three and nine months ended September 30, 2020, the Company made Reimbursement Payments related to Expense Payments by the Adviser of $0.4 million and $1.2 million, respectively.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$7,993,866	$8,068,267	98.12%	$5,493,561	$5,502,899	98.51%
Second lien debt	43,559	44,240	0.54	48,979	50,199	0.90
Unsecured debt	3,723	3,492	0.04	—	—	—
Equity investments	84,173	107,048	1.30	32,942	32,844	0.59
Total	$8,125,321	$8,223,047	100.00%	$5,575,482	$5,585,942	100.00%

The industry composition of investments at fair value was as follows:

	September 30, 2021	December 31, 2020
Aerospace & Defense	6.14%	7.03%
Air Freight & Logistics	5.81	6.44
Building Products	4.68	7.79
Capital Markets	—	0.11
Chemicals	3.89	8.31
Commercial Services & Supplies	8.55	8.16
Communications Equipment	0.04	—
Construction & Engineering	0.36	1.07
Containers & Packaging	0.23	—
Distributors	5.24	8.10
Diversified Consumer Services	5.41	—
Diversified Financial Services	1.47	1.08
Electrical Equipment	3.26	2.61
Electronic Equipment, Instruments & Components	1.33	2.19
Electric Utilities	0.31	—
Energy Equipment & Services	0.81	1.35
Health Care Equipment & Supplies	0.39	0.69
Health Care Providers & Services	13.91	9.31
Health Care Technology	3.79	5.50
Hotels, Restaurants & Leisure	—	0.77
Industrial Conglomerates	—	0.52
Insurance	6.31	2.39
Interactive Media & Services	0.57	0.84
Internet & Direct Marketing Retail	3.95	7.17
IT Services	1.20	1.27
Machinery	0.04	0.95
Oil, Gas & Consumable Fuels	1.83	2.66
Paper & Forest Products	—	0.26
Personal Products	—	0.96
Professional Services	4.44	2.32
Real Estate Management & Development	1.72	—
Road & Rail	0.31	—
Software	6.29	2.94
Specialty Retail	1.66	3.22
Technology Hardware, Storage & Peripherals	1.57	2.67
Trading Companies & Distributors	1.16	0.86
Transportation Infrastructure	3.33	0.46
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$7,622,078	$7,711,068	93.77%	186.14%
Canada	468,878	477,596	5.81	11.52
United Kingdom	34,365	34,383	0.42	0.83
Total	$8,125,321	$8,223,047	100.00%	198.49%

	December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$5,205,832	$5,209,138	93.25%	159.41%
Canada	267,544	270,126	4.84	8.27
Germany	102,106	106,678	1.91	3.26
Total	$5,575,482	$5,585,942	100.00%	170.94%

As of September 30, 2021 and December 31, 2020, no loans in the portfolio were on non-accrual status.

As of September 30, 2021 and December 31, 2020, on a fair value basis, approximately 99.9% and 100.0%, respectively, of our performing debt investments bore interest at a floating rate and approximately 0.1% and 0.0%, respectively, of our performing debt investments bore interest at a fixed rate.
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
The following table presents the fair value hierarchy of financial instruments:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$300,599	$7,767,668	$8,068,267
Second lien debt	—	20,271	23,969	44,240
Unsecured debt	—	3,492	—	3,492
Equity investments	—	—	107,048	107,048
Total	$—	$324,362	$7,898,685	$8,223,047

	December 31, 2020
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$774,421	$4,728,478	$5,502,899
Second lien debt	—	26,196	24,003	50,199
Equity investments	—	—	32,844	32,844
Total	$—	$800,617	$4,785,325	$5,585,942

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended September 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$6,606,052	$40,199	$77,212	$6,723,463
Purchases of investments	1,727,691	4,550	17,266	1,749,507
Proceeds from principal repayments and sales of investments	(542,193)	—	—	(542,193)
Accretion of discount/amortization of premium	17,546	22	—	17,568
Net realized gain (loss)	899	—	—	899
Net change in unrealized appreciation (depreciation)	3,123	(59)	12,570	15,634
Transfers into Level 3 (1)	85,533	—	—	85,533
Transfers out of Level 3 (1)	(130,983)	(20,743)	—	(151,726)
Fair value, end of period	$7,767,668	$23,969	$107,048	$7,898,685
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2021	$16,862	$(59)	$12,570	$29,373

	Nine Months Ended September 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$4,728,478	$24,003	$32,844	$4,785,325
Purchases of investments	3,988,596	17,847	51,232	4,057,675
Proceeds from principal repayments and sales of investments	(1,052,778)	(17,900)	—	(1,070,678)
Accretion of discount/amortization of premium	35,285	401	—	35,686
Net realized gain (loss)	3,003	—	—	3,003
Net change in unrealized appreciation (depreciation)	53,644	(382)	22,972	76,234
Transfers into Level 3 (1)	83,884	—	—	83,884
Transfers out of Level 3 (1)	(72,444)	—	—	(72,444)
Fair value, end of period	$7,767,668	$23,969	$107,048	$7,898,685
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2021	$64,060	$155	$22,972	$87,187

	Three Months Ended September 30, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$3,158,291	$—	$15,735	$3,174,026
Purchases of investments	592,892	—	—	592,892
Proceeds from principal repayments and sales of investments	(37,148)	—	—	(37,148)
Accretion of discount/amortization of premium	3,690	—	—	3,690
Net realized gain (loss)	52	—	—	52
Net change in unrealized appreciation (depreciation)	77,040	—	1,771	78,811
Transfers into Level 3 (1)	7,079	—	—	7,079
Transfers out of Level 3 (1)	(33,681)	—	—	(33,681)
Fair value, end of period	$3,768,215	$—	$17,506	$3,785,721
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2020	$75,612	$—	$1,771	$77,383

	Nine Months Ended September 30, 2020
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$2,241,393	$—	$13,920	$2,255,313
Purchases of investments	1,597,218	—	4,456	1,601,674
Proceeds from principal repayments and sales of investments	(137,289)	—	(715)	(138,004)
Accretion of discount/amortization of premium	11,514	—	—	11,514
Net realized gain (loss)	53	—	—	53
Net change in unrealized appreciation (depreciation)	(34,220)	—	(155)	(34,375)
Transfers into Level 3 (1)	148,271	—	—	148,271
Transfers out of Level 3 (1)	(58,725)	—	—	(58,725)
Fair value, end of period	$3,768,215	$—	$17,506	$3,785,721
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2020	$(33,797)	$—	$(155)	$(33,952)
(1) For the three and nine months ended September 30, 2021 and 2020, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$7,565,520	Yield analysis	Discount rate	4.53%	9.91%	7.35%
	202,148	Market quotations	Broker quoted price	93.25	100.27	97.30
	7,767,668
Investments in second lien debt	23,969	Yield analysis	Discount rate	8.23%	10.33%	9.48%
Investment in warrant	5,233	Option pricing model	Expected volatility	25.00%	25.00%	25.00%
Investments in equity	86,443	Market approach	Performance multiple	7.00x	21.79x	12.15x
	2,673	Option pricing model	Expected volatility	65.00%	65.00%	65.00%
	12,699	Yield analysis	Discount rate	11.51%	12.52%	12.28%
	101,815
Total	$7,898,685

	December 31, 2020
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$4,255,348	Yield analysis	Discount rate	5.85%	10.98%	7.79%
	468,483	Market quotations	Broker quoted price	98.00	100.63	99.05
	4,647	Recent transaction	Recent transaction	97.50	100.00	99.99
	4,728,478
Investments in second lien debt	5,924	Yield analysis	Discount rate	10.26%	10.26%	10.26%
	18,079	Market quotations	Broker quoted price	101.00	101.00	101.00
	24,003
Investments in warrant	865	Option pricing model	Expected volatility	25.00%	25.00%	25.00%
Investments in equity	31,979	Market approach	Performance multiple	9.17x	13.25x	10.60x
Total	$4,785,325

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
Financial Instruments Not Carried at Fair Value
Debt

The fair value of the Company’s credit facilities, which would be categorized as Level 3 within the fair value hierarchy, as of September 30, 2021 and December 31, 2020, approximates their carrying value as the credit facilities have variable interest based on selected short term rates.

The fair value of the Company’s 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes (as defined in Note 6), which would be categorized as Level 2 within the fair value hierarchy, as of September 30, 2021 was $417.9 million, $845.5 million, $715.1 million, $643.1 million and $646.1 million, respectively, based on vendor pricing received by the Company. As of December 31, 2020, the fair value of the Company’s 2023 Notes and 2026 Notes was $416.2 million and $823.2 million, respectively.

Other

The carrying amounts of the Company’s assets and liabilities, other than investments at fair value and the 2023 Notes, the 2026 Notes, the New 2026 Notes, the 2027 Notes and the 2028 Notes (as defined in Note 6), approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
Note 6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2021 and December 31, 2020, the Company’s asset coverage was 192.0% and 230.0%, respectively.
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
As of September 30, 2021 and December 31, 2020, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.

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
Big Sky Funding Facility
On December 10, 2019, Big Sky Funding, the Company’s wholly-owned subsidiary, entered into a senior secured revolving credit facility (which was subsequently amended on December 30, 2020 and September 30, 2021, and as further amended from time to time, the (“Big Sky Funding Facility”) with Bank of America, N.A. (“Bank of America”). Bank of America serves as administrative agent, Wells Fargo Bank, N.A. serves as collateral administrator and the Company serves as manager under the Big Sky Funding Facility.

Advances under the Big Sky Funding Facility bear interest at a per annum rate equal to the one-month or three-month London Interbank Offered Rate in effect, plus, before September 30, 2021 the applicable margin of 1.60% per annum, and after September 30, 2021, the applicable margin of 1.70% per annum. Big Sky Funding is required to utilize a minimum percentage of the financing commitments (the “Minimum Utilization Amount”), which amount increases in three-month intervals from 20% six months after the closing date of the Big Sky Funding Facility to 80% 15 months after the closing date of the Revolving Credit Facility and thereafter. Unused amounts below the Minimum Utilization Amount accrue a fee at a rate of 1.60% per annum. In addition, Big Sky Funding will pay an unused fee of 0.45% per annum on the daily unused amount of the financing commitments in excess of the Minimum Utilization Amount, commencing three months after the closing date of the Big Sky Funding Facility.
The initial maximum commitment amount of the Big Sky Funding Facility is $400 million. Effective May 14, 2020, Big Sky Funding exercised its accordion feature under the Big Sky Funding Facility, which increased the maximum commitment amount to $500 million. Effective December 30, 2020, the maximum commitment amount of the Big Sky Funding Facility was reduced to $400 million. Effective September 30, 2021, the maximum commitment amount of the Big Sky Funding Facility was increased to $500 million. Proceeds from borrowings under the Big Sky Funding Facility may be used to fund portfolio investments by Big Sky Funding and to make advances under revolving loans or delayed draw term loans where Big Sky Funding is a lender. All amounts outstanding under the Big Sky Funding Facility must be repaid by September 30, 2026.
Revolving Credit Facility
On June 15, 2020, the Company entered into a senior secured revolving credit facility (which was subsequently amended on June 29, 2020 and June 30, 2021 and as further amended from time to time, the “Revolving Credit Facility”) with Citibank, N.A. (“Citi”). Citi serves as administrative agent and collateral agent.

The Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $550 million. Effective June 29, 2020, the maximum commitment amount of the Revolving Credit Facility increased to $650 million. Effective November 3, 2020, the maximum commitment amount of the Revolving Credit Facility increased to $745 million. Effective June 30, 2021, the maximum commitment amount of the Revolving Credit Facility increased to $1,275 million. Effective August 4, 2021, the maximum commitment amount of the Revolving Credit Facility increased to $1,325 million. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. The Revolving Credit Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Revolving Credit Facility to up to $2,275 million. The Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $100 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries in the ordinary course of business. Availability of the revolver under the Revolving Credit Facility will terminate on June 15, 2024 and all amounts outstanding under the Revolving Credit Facility must be repaid by June 15, 2025 pursuant to an amortization schedule.

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
As of September 30, 2021, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
Unsecured Bonds
The Company issued unsecured notes, as further described below: 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes which are collectively referred to as the “Unsecured Notes.”
The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the Unsecured Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in each respective Unsecured Notes Indenture.

In addition, on the occurrence of a “change of control repurchase event,” as defined in each respective Unsecured Notes Indenture, the Company will generally be required to make an offer to purchase the outstanding Unsecured Notes at a price equal to 100% of the principal amount of such Unsecured Notes plus accrued and unpaid interest to the repurchase date.

As of September 30, 2021, the Company was in compliance with all covenants and other requirements of the Unsecured Notes.
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
2027 Notes
On July 23, 2021, the Company issued $650 million aggregate principal amount of 2.125% notes due 2027 (the “ 2027 Notes”) pursuant to a supplemental indenture, dated as of July 15, 2020 (and together with the Base Indenture, the "2027 Notes Indenture"), to the Base Indenture between the Company and the Trustee.
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
2028 Notes
On September 30, 2021, the Company issued $650 million in aggregate principal amount of its 2.850% notes due 2028 (the “2028 Notes”) pursuant to a supplemental indenture, dated as of September 30, 2021 (and together with the Base Indenture, the “2028 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
The 2028 Notes will mature on September 30, 2028 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the 2028 Notes Indenture. The 2028 Notes bear interest at a rate of 2.850% per year payable semi-annually on March 30 and September 30 of each year, commencing on March 30, 2022. The 2028 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2028 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The Company’s outstanding debt obligations were as follows:

	September 30, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility(3)	$400,000	$361,584	$361,584	$38,416	$38,416
Breckenridge Funding Facility	825,000	295,780	295,780	529,220	529,220
Big Sky Funding Facility	500,000	320,506	320,506	179,494	179,494
Revolving Credit Facility(4)	1,325,000	326,648	326,648	998,352	998,352
2023 Notes(5)	400,000	400,000	396,160	—	—
2026 Notes(5)	800,000	800,000	792,311	—	—
New 2026 Notes(5)	700,000	700,000	691,220	—	—
2027 Notes(5)	650,000	650,000	635,630	—	—
2028 Notes(5)	650,000	650,000	637,876	—	—
Total	$6,250,000	$4,504,518	$4,457,715	$1,745,482	$1,745,482

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility (3)	$400,000	$362,316	$362,316	$37,684	$37,684
Breckenridge Funding Facility	825,000	569,000	569,000	256,000	256,000
Big Sky Funding Facility	400,000	200,346	200,346	199,654	117,599
Revolving Credit Facility (4)	745,000	182,901	182,901	562,099	562,099
2023 Notes(5)	400,000	400,000	394,549	—	—
2026 Notes(5)	800,000	800,000	791,281	—	—
Total	$3,570,000	$2,514,563	$2,500,393	$1,055,437	$973,382
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2021 and December 31, 2020, the Company had borrowings denominated in Euros (EUR) of 23.4 million and 23.5 million, respectively.
(4)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2021, the Company had borrowings denominated in Canadian Dollars (CAD), Euros (EUR) and British Pounds (GBP) of 239.2 million, 9.8 million and 38.5 million, respectively. As of December 31, 2020, the Company had borrowings denominated in Canadian Dollars (CAD) of 138.1 million.
(5)The carrying value of the Company's 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes is presented net of unamortized debt issuance costs of $3.8 million, $7.7 million, $8.8 million, $14.4 million and $12.1 million, respectively, as of September 30, 2021. The carrying value of the Company's 2023 Notes and 2026 Notes is presented net of unamortized debt issuance costs of $5.5 million and $8.7 million, respectively, as of December 31, 2020.
As of September 30, 2021 and December 31, 2020, $14.2 million and $14.1 million, respectively, of interest expense and $0.6 million and $0.6 million, respectively, of unused commitment fees were included in interest payable. For the three and nine months ended September 30, 2021, the weighted average interest rate on all borrowings outstanding was 2.83% and 2.92% (including unused fees and accretion of net discounts on unsecured debt), respectively, and the average principal debt outstanding was $4,487.3 million and $3,546.3 million, respectively. For the three and nine months ended September 30, 2020, the weighted average interest rate on all borrowings outstanding was 2.96% and 3.36% (including unused fees and accretion of net discounts on unsecured debt), respectively, and the average principal debt outstanding was $1,865.2 million and $1,711.7 million, respectively.

The components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Borrowing interest expense	$29,363	$12,054	$72,752	$40,372
Facility unused fees	611	1,337	2,005	2,342
Amortization of financing costs and debt issuance costs	1,020	982	2,420	2,171
Accretion of original issue discount	1,746	393	3,876	393
Total Interest Expense	$32,740	$14,766	$81,053	$45,278
Cash paid for interest expense	$50,386	$10,137	$83,097	$41,084
Note 7. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements.  As of September 30, 2021 and December 31, 2020, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $1,243.2 million and $432.3 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the funds it manages. Certain terms of these investments are not finalized at the time of the commitment and each respective fund's allocation may change prior to the date of funding. In this regard, as of September 30, 2021 and December 31, 2020, the Company estimates that $1,247.1 million and $0.0 million, respectively, of investments that were committed but not yet funded.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2021 and December 31, 2020, management is not aware of any pending or threatened material litigation.
Note 8. Net Assets
The Company has the authority to issue an unlimited number of shares at $0.001 per share par value.
Since commencement of operations on November 20, 2018, the Company entered into additional subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares.     Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of September 8, 2021, all Capital Commitments in the amount of $3,926.3 million ($80.0 million from affiliates of the Adviser) had been drawn.
The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2021 (dollars in millions except share amounts):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Proceeds
June 8, 2021	13,869,637	$357.0
September 8, 2021	13,723,035	356.3
Total	27,592,672	$713.3
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

Distributions
The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2021 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 24, 2021	March 31, 2021	May 14, 2021	$0.5000	$65,052
June 7, 2021	June 7, 2021	August 13, 2021	0.3736	48,734
June 7, 2021	June 30, 2021	August 13, 2021	0.1264	18,241
September 7, 2021	September 7, 2021	November 12, 2021	0.3750	54,250
September 7, 2021	September 30, 2021	November 12, 2021	0.1250	19,800
Total distributions			$1.5000	$206,077

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

The following table summarizes the amounts received and shares issued to shareholders who have not opted out of the Company's DRIP during the nine months ended September 30, 2021 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 29, 2021	$11,179	443,639
May 14, 2021	8,674	339,398
August 13, 2021	9,142	352,656
Total distributions	$28,995	1,135,693

The following table summarizes the amounts received and shares issued to shareholders who have not opted out of the Company's DRIP during the nine months ended September 30, 2020 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 30, 2020	$2,882	112,302
May 15, 2020	4,244	194,694
August 14, 2020	5,437	229,591
Total distributions	$12,563	536,587

Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net increase (decrease) in net assets resulting from operations	$110,007	$176,332	$338,470	$97,849
Weighted average shares outstanding (basic and diluted)	147,932,846	101,030,065	137,294,502	90,696,327
Earnings (loss) per common share (basic and diluted)	$0.74	$1.75	$2.47	$1.08

Note 10. Financial Highlights
The following are the financial highlights for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Per Share Data:
Net asset value, beginning of period	$25.20	$26.02
Net investment income (1)	1.76	1.70
Net unrealized and realized gain (loss) (2)	0.69	(1.31)
Net increase (decrease) in net assets resulting from operations	2.45	0.39
Distributions declared (3)	(1.50)	(1.50)
Total increase (decrease) in net assets	0.95	(1.11)
Net asset value, end of period	$26.15	$24.91
Shares outstanding, end of period	158,389,951	101,983,184
Total return based on NAV (4)	9.90%	1.99%
Ratios:
Ratio of net expenses to average net assets (5)	7.17%	6.09%
Ratio of net investment income to average net assets (5)	9.03%	9.54%
Portfolio turnover rate	28.18%	17.13%
Supplemental Data:
Net assets, end of period	$4,142,451	$2,540,903
Total capital commitments, end of period	$3,926,295	$3,770,397
Ratios of total contributed capital to total committed capital, end of period	100.00%	67.01%
Asset coverage ratio	192.0%	208.5%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the nine months ended September 30, 2021 and 2020, the amount shown does not correspond with the aggregate amount for the period as it includes a $(0.02) and $(0.70) impact, respectively, from the effect of the timing of capital transactions.
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
(5)Amounts are annualized except for expense support amounts relating to organizational costs. For the nine months ended September 30, 2021 and 2020, the ratio of total operating expenses to average net assets was 7.17% and 6.01%, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) by the Adviser which represented 0.00% and (0.08%), respectively, of average net assets.
Note 11. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements.  There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2021, except as discussed below and elsewhere in the notes to the consolidated financial statements.

IPO
On October 28, 2021, the Company closed its initial public offering (“IPO”), issuing 9,180,000 of its common shares of beneficial interest at a public offering price of $26.15 per share. Net of underwriting fees, the Company received net cash proceeds, before offering expenses, of $230.6 million. On November 4, 2021, the underwriters exercised their option to purchase an additional 1,377,000 shares of common shares, which resulted in net cash proceeds, before offering expenses, of $33.8 million. The Company’s common shares began trading on the NYSE under the symbol “BXSL” on October 28, 2021.

In connection with the listing of the Company’s common shares on the NYSE, the Board decided to eliminate any outstanding fractional common shares (the “Fractional Shares”), as permitted by Delaware law by rounding down the number of Fractional Shares held by each of our shareholders to the nearest whole share and paying each shareholder cash for such Fractional Shares.

Investment Advisory Agreement

On October 18, 2021, the Company entered into an amended and restated investment advisory agreement with the Adviser, pursuant to which the Adviser manages the Company on a day-to-day basis. As discussed in Note 3, the Adviser entered into a new investment advisory agreement to include a three-year total return lookback feature on the income based incentive fee. Beginning with the first calendar quarter in which the IPO was consummated, this lookback feature provides that the Adviser’s income based incentive fee may be reduced if the Company’s portfolio experiences aggregate write-downs or net capital losses during the applicable Trailing Twelve Quarters. The Adviser also implemented a waiver effective upon consummation of the IPO to extend the Company’s current fee structure for a period of two years instead of the step up in fees that was scheduled to occur upon the IPO. With the waiver in place, instead of having the base management fee and each incentive fee increase to 1.00% and 17.5%, respectively, each such fee will remain at 0.75% and 15.0% for a period of two years following the IPO. As a result of the fee waiver, the pre-listing management fee and incentive fee rates paid by the Company to the Adviser will not increase during the Waiver Period. Amounts waived by the Adviser are not subject to recoupment by the Adviser.

Dividend Declarations

On October 18, 2021, the Board increased the Company’s quarterly distribution from $0.50 per share to $0.53 per share payable to shareholders of record on December 31, 2021, which will be paid on or around January 31, 2022.

On October 18, 2021, the Board also declared the following special distributions:

Record Date	Payment Date	Special Distribution Amount (per share)
January 18, 2022	May 13, 2022	$0.10
March 16, 2022	May 13, 2022	$0.15
May 16, 2022	August 12, 2022	$0.20
July 18, 2022	November 14, 2022	$0.20

Shareholder Transfer Restrictions

For shareholders who held common shares prior to the IPO, following, without the consent of the Adviser:

•prior to January 3, 2022, a shareholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber any common share held by such shareholder prior to the IPO (and any DRIP shares received with respect to such common shares);

•prior to March 1, 2022, a shareholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber 90% of the common shares held by such shareholder prior to the IPO (and any DRIP shares received with respect to such common shares);

•prior to May 1, 2022, a shareholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber 75% of the common shares held by such shareholder prior to the IPO (and any DRIP shares received with respect to such common shares); and

•prior to July 1, 2022, a shareholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber 50% of the common shares held by such shareholder prior to the date of the IPO (and any DRIP shares received with respect to such common shares).

This means that, as a result of these transfer restrictions, without the consent of the Adviser, a shareholder who owned 100 common shares on the date of the IPO could not sell any of such shares until January 3, 2022; prior to March 1, 2022, such shareholder could only sell up to 10 of such shares; prior to May 1, 2022, such shareholder could only sell up to 25 of such shares; prior to July 1, 2022, such shareholder could only sell up to 50 of such shares; and after July 1, 2022, such shareholder could sell all of such shares. Consent by the Adviser to waive any of the foregoing transfer restrictions is subject to the consent of the representatives on behalf of the underwriters in the IPO. In addition, the Company’s trustees have agreed for a period of

180 days after the date of the IPO and the Company’s executive officers who are not trustees have agreed for a period of 180 days after the date of the IPO, not to transfer (whether by sale, gift, merger, by operation of law or otherwise) their common shares without the prior written consent of the representatives on behalf of the underwriters, subject to certain exceptions.

Share Repurchase Plan

On October 18, 2021, the Board approved a share repurchase plan (the “Company 10b5-1 Plan”) to acquire up to the greater of $250 million and the net proceeds from the IPO in the aggregate of the Company’s common shares at prices below net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company put the 10b5-1 Plan in place because it believes that, in the current market conditions, if its common shares are trading below its then-current net asset value per share, it is in the best interest of the Company’s shareholders for the Company to reinvest in its portfolio.

The Company 10b5-1 Plan is intended to allow the Company to repurchase its common shares at times when it otherwise might be prevented from doing so under insider trading laws. The Company 10b5-1 Plan requires Morgan Stanley & Co. LLC, as the Company’s agent, to repurchase common shares on the Company’s behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by the Company to any previously announced net asset value per share). The most recently reported net asset value per share will also be adjusted on the record date of any special distributions declared. Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of our common shares declines, subject to volume restrictions. The timing and amount of any share repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of our common shares and trading volumes, and no assurance can be given that any particular amount of common shares will be repurchased.

The purchase of shares pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

The Company 10b5-1 Plan will commence on the later of (i) 30 calendar days following the date of the IPO and (ii) four full calendar weeks following the completion of the offering and will terminate upon the earliest to occur of (i) 12-months (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals the greater of $250 million and the net proceeds from the IPO and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.

Dividend Reinvestment
Following an IPO, if newly issued shares are used to implement the dividend reinvestment plan, the number of shares to be issued to a shareholder will be determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the market price per common share at the close of regular trading on the NYSE on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, the Company will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share). For example, if the most recently computed net asset value per share is $25.00 and the market price on the payment date of a cash dividend is $24.00 per share, the Company will issue shares at $24.00 per share. If the most recently computed net asset value per share is $25.00 and the market price on the payment date of a cash dividend is $27.00 per share, the Company will issue shares at $25.65 per share (95% of the current market price). If the most recently computed net asset value per share is $25.00 and the market price on the payment date of a cash dividend is $26.00 per share, the Company will issue shares at $25.00 per share.

Other

Effective October 18, 2021, the Board appointed Vikrant Sawhney to the Board. Mr. Sawhney’s appointment brings the total number of trustees on the Board to seven, four of whom are not “interested persons” of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended.

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
On October 28, 2021, the Company closed its initial public offering (“IPO”), issuing 9,180,000 of its common shares of beneficial interest at a public offering price of $26.15 per share. Net of underwriting fees, the Company received total cash proceeds, before offering expenses, of $230.6 million. The Company has granted the underwriters an option to purchase up to an additional 1,377,000 shares of common shares from, at the public offering price, less the sales load payable by the Company, on or before November 27, 2021. The Company’s common shares began trading on the New York Stock Exchange (“NYSE”) under the symbol “BXSL” on October 28, 2021.
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
From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services. We will reimburse the Adviser, Administrator or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. In this regard, the Administrator has waived the right to be reimbursed for rent and related occupancy costs. However, the Administrator may seek reimbursement for such costs in future periods. All of the foregoing expenses will ultimately be borne by our shareholders.
Costs and expenses of the Administrator and the Adviser that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.
On December 12, 2018, we entered into an Expense Support Agreement with the Adviser.  The Expense Support Agreement provides that, at such times as the Adviser determines, the Adviser may pay certain Expense Payments on behalf of us, provided that no portion of the payment will be used to pay any of our interest expense. Such Expense Payment must be made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from the Adviser to pay such expense, and/or by an offset against amounts due from us to the Adviser or its affiliates. Following any calendar quarter in which Available Operating Funds (as defined in the Expense Support Agreement) exceed Excess Operating Funds, we shall pay Reimbursement Payments to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter have been reimbursed. The amount of the Reimbursement Payment for any calendar quarter shall equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser. The Expense Support Agreement provides additional restrictions on the amount of each Reimbursement Payment for any calendar quarter. The Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, so that such Reimbursement Payment may be reimbursable in a future calendar quarter. As of September 30, 2021 there were no unreimbursed Expense Payments remaining.
Portfolio and Investment Activity
For the three months ended September 30, 2021, we acquired $2,440.2 million aggregate principal amount of investments (including $569.2 million of unfunded commitments), $2,406.3 million of which was first lien debt, $4.6 million of which was second lien debt, $12.5 million of which was unsecured debt and $16.8 million of which was equity.
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

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended September 30,
	2021	2020
Investments:
Total investments, beginning of period	$7,270,312	$4,189,892
New investments purchased	1,846,526	989,930
Net accretion of discount on investments	17,146	6,460
Net realized gain (loss) on investments	(1,808)	104
Investments sold or repaid	(1,006,855)	(272,504)
Total investments, end of period	$8,125,321	$4,913,882
Amount of investments funded at principal:
First lien debt investments	$1,837,094	$944,372
Second lien debt investments	4,606	11,392
Unsecured debt	12,537	72,489
Equity investments	16,760	—
Total	$1,870,997	$1,028,253
Proceeds from investments sold or repaid:
First lien debt investments	$(972,550)	$(197,184)
Second lien debt investments	(15,026)	—
Unsecured debt	(19,279)	(75,320)
Equity investments	—	—
Total	$(1,006,855)	$(272,504)
Number of portfolio companies	117	78
Weighted average yield on debt and income producing investments, at cost(1)(2)	7.34%	7.81%
Weighted average yield on debt and income producing investments, at fair value(1)(2)	7.28%	7.87%
Average loan to value (LTV)(3)	45.2%	48.7%
Percentage of debt investments bearing a floating rate	99.9%	99.5%
Percentage of debt investments bearing a fixed rate	0.1%	0.5%
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
(2)As of September 30, 2021 and 2020, the weighted average total portfolio yield at cost was 7.27% and 7.78%, respectively. The weighted average total portfolio yield at fair value was 7.18% and 7.84%, respectively.
(3)Includes all private debt investments for which fair value is determined by our Board in conjunction with a third-party valuation firm and excludes quoted assets. Average loan-to-value represents the net ratio of loan-to-value for each portfolio company, weighted based on the fair value of total applicable private debt investments. Loan-to-value is calculated as the current total net debt through each respective loan tranche divided by the estimated enterprise value of the portfolio company as of the most recent quarter end.
Our investments consisted of the following (dollar amounts in thousands):

	September 30, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$7,993,866	$8,068,267	98.12%	$5,493,561	$5,502,899	98.51%
Second lien debt	43,559	44,240	0.54	48,979	50,199	0.90
Unsecured debt	3,723	3,492	0.04	—	—	—
Equity investments	84,173	107,048	1.30	32,942	32,844	0.59
Total	$8,125,321	$8,223,047	100.00%	$5,575,482	$5,585,942	100.00%

As of September 30, 2021 and December 31, 2020, no loans in the portfolio were on non-accrual status.

As of September 30, 2021 and December 31, 2020, on a fair value basis, approximately 99.9% and 100.0%, respectively, of our performing debt investments bore interest at a floating rate and approximately 0.1% and 0.0%, respectively, of our performing debt investments bore interest at a fixed rate.
Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total investment income	$166,875	$91,599	$432,682	$252,953
Net expenses	70,848	36,257	189,610	98,410
Net investment income before excise tax	96,027	55,342	243,072	154,543
Excise tax expense	2,220	—	1,938	104
Net investment income after excise tax	93,807	55,342	241,134	154,439
Net unrealized appreciation (depreciation)	18,033	120,891	92,028	(59,062)
Net realized gain (loss)	(1,833)	99	5,308	2,472
Net increase (decrease) in net assets resulting from operations	$110,007	$176,332	$338,470	$97,849
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income	$165,417	$90,303	$424,141	$246,388
Payment-in-kind interest income	1,000	1,282	3,279	6,525
Fee income	458	14	5,262	40
Total investment income	$166,875	$91,599	$432,682	$252,953
Total investment income increased to $166.9 million for the three months ended September 30, 2021 from $91.6 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments partially offset by a lower weighted average yield on our debt investments, at fair value, which decreased to 7.28% as of September 30, 2021 from 7.87% as of September 30, 2020. The size of our investment portfolio at fair value increased to $8,223.0 million at September 30, 2021 from $4,880.7 million at September 30, 2020. Additionally, for the three months ended September 30, 2021, we accrued $16.4 million and $0.5 million of non-recurring income (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts) and other fee income, respectively, as compared to $7.5 million and $0.0 million for the same period in the prior year.
Total investment income increased to $432.7 million for the nine months ended September 30, 2021 from $253.0 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments partially offset by a lower weighted average yield on our debt investments, at fair value, which decreased to 7.28% as of September 30, 2021 from 7.87% as of September 30, 2020. The size of our investment portfolio at fair value increased to $8,223.0 million at September 30, 2021 from $4,880.7 million at September 30, 2020. Additionally, for the nine months ended September 30, 2021, we accrued $41.0 million and $5.3 million of non-recurring income (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts) and other fee income, respectively, as compared to $12.6 million and $0.0 million, respectively, for the same periods in the prior year.

As the impact of COVID-19 persists, it could cause operational and/or liquidity issues at our portfolio companies which could restrict their ability to make cash interest payments. Additionally, we may experience full or partial losses on our investments which may ultimately reduce our investment income in future periods.
Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense	$32,740	$14,766	$81,053	$45,278
Management fees	15,445	8,606	40,394	22,597
Income based incentive fee	16,983	9,837	45,130	26,721
Capital gains incentive fee	2,430	—	14,600	(4,218)
Professional fees	939	462	2,179	1,322
Board of Trustees' fees	141	108	416	334
Administrative service expenses	500	547	1,623	1,638
Other general and administrative	1,670	1,104	4,215	2,572
Amortization of offering costs	—	427	—	966
Excise tax expense	2,220	—	1,938	104
Total expenses (including excise tax expense)	73,068	35,857	191,548	97,314
Recoupment of expense support	—	400	—	1,200
Net expenses (including excise tax expense)	$73,068	$36,257	$191,548	$98,514
Interest Expense
Total interest expense (including unused fees and other debt financing expenses), increased to $32.7 million for the three months ended September 30, 2021 from $14.8 million for the same period in the prior year primarily driven by increased borrowings under our credit facilities and our unsecured bond issuances resulting from increased deployment of capital for investments. The average principal debt outstanding increased to $4,487.3 million for the three months ended September 30, 2021 from $1,865.2 million for the same period in the prior year, partially offset by a decrease in our weighted average interest rate to 2.83% for the three months ended September 30, 2021 from 2.96% for the same period in the prior year.
Total interest expense (including unused fees and other debt financing expenses), increased to $81.1 million for the nine months ended September 30, 2021 from $45.3 million for the same period in the prior year primarily driven by increased borrowings under our credit facilities and our unsecured bond issuances resulting from increased deployment of capital for investments. The average principal debt outstanding increased to $3,546.3 million for the nine months ended September 30, 2021 from $1,711.7 million for the same period in the prior year, partially offset by a decrease in our weighted average interest rate to 2.92% for the nine months ended September 30, 2021 from 3.36% for the same period in the prior year.
Management Fees
Management fees increased to $15.4 million for the three months ended September 30, 2021 from $8.6 million for the same period in the prior year primarily due to an increase in gross assets. Management fees increased to $40.4 million for the nine months ended September 30, 2021 from $22.6 million for the same period in the prior year primarily due to an increase in gross assets. Our total gross assets increased to $8,821.7 million at September 30, 2021 from $5,011.2 million at September 30, 2020.
Income Based Incentive Fees
Income based incentive fees increased to $17.0 million for the three months ended September 30, 2021 from $9.8 million for the same period in the prior year primarily due to our deployment of capital. Pre-incentive fee net investment income increased to $113.2 million for the three months ended September 30, 2021 from $65.6 million for the same period in the prior year.

Income based incentive fees increased to $45.1 million for the nine months ended September 30, 2021 from $26.7 million for the same period in the prior year primarily due to our deployment of capital. Pre-incentive fee net investment income increased to $300.9 million for the nine months ended September 30, 2021 from $178.1 million for the same period in the prior year.
Capital Gains Incentive Fees
We accrued capital gains incentive fees of $2.4 million for the three months ended September 30, 2021 compared to $0.0 million for the same period in the prior year, primarily due to net realized and unrealized gains in the current period. We accrued capital gains incentive fees of $14.6 million for the nine months ended September 30, 2021 compared to $(4.2) million for the same period in the prior year, primarily due to net realized and unrealized gains in the current year contrasted by a reversal of previously accrued incentive fees due to net realized and unrealized losses during the nine months ended September 30, 2020.
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
Total other expenses increased to $3.3 million for the three months ended September 30, 2021 from $2.6 million for the same period in the prior year primarily driven by larger other general and administrative costs, including expenses associated with our Sub-Administrator.
Total other expenses increased to $8.4 million for the nine months ended September 30, 2021 from $6.8 million for the same period in the prior year primarily driven by larger other general and administrative costs and professional fees, including expenses associated with our Sub-Administrator.
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
For the three and nine months ended September 30, 2021, we incurred $2.2 million and $1.9 million, respectively, of U.S. federal excise tax. For the three and nine months ended September 30, 2020, we incurred $0.0 million and $0.1 million, respectively, of U.S. federal excise tax.

Net Unrealized Gain (Loss)
Net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net unrealized gain (loss) on investments	$18,028	$120,893	$92,625	$(59,061)
Net unrealized gain (loss) on translation of assets and liabilities in foreign currencies	5	(2)	(597)	(1)
Net unrealized gain (loss)	$18,033	$120,891	$92,028	$(59,062)

For the three months ended September 30, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments during the period. The fair value of our debt investments as a percentage of principal increased by 0.3% as compared to the prior quarter. The unrealized gains for the three months ended September 30, 2020 were mainly driven by a recovery from the COVID-19 pandemic as credit spreads tightened and the private and syndicated leverage loan markets significantly rebounded from the March 2020 lows.

For the nine months ended September 30, 2021, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments during the period. The fair value of our debt investments as a percentage of principal increased by 1.3% as compared to a 1.7% decrease for the same period in the prior year. The unrealized losses during the nine months ended September 30, 2020 were driven by market volatility resulting from the onset of the COVID-19 pandemic.

Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net realized gain (loss) on investments	$(1,808)	$104	$6,509	$2,453
Net realized gain (loss) on foreign currency transactions	(25)	(5)	(1,201)	19
Net realized gain (loss)	$(1,833)	$99	$5,308	$2,472
For the three and nine months ended September 30, 2021, we generated realized gains of $7.0 million and $15.5 million, respectively, partially offset by realized losses of $8.8 million and $9.0 million, respectively, primarily from full or partial sales of our debt investments.
For the three and nine months ended September 30, 2020, we generated realized gains of $6.0 million and $10.5 million, respectively, partially offset by realized losses of $5.9 million and $8.0 million, respectively (inclusive of a $4.4 million loss relating to a restructuring of one of our portfolio companies), primarily from full or partial sales of quoted loans.
As the impact of COVID-19 persists, it may cause us to experience full or partial losses on our investments upon the exit or restructuring of our investments.
Financial Condition, Liquidity and Capital Resources
We generate cash from the net proceeds from the issuance of our equity securities (including the drawdown of Capital Commitments prior to our IPO), issuances of unsecured debt, proceeds from net borrowings on our credit facilities and income earned on our debt investments. The primary uses of our cash and cash equivalents are for (i) originating loans and purchasing senior secured debt investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings and (iv) cash distributions to the holders of our shares.
As of September 30, 2021 and December 31, 2020, we had four and four credit facilities outstanding and we had four and two issuances of unsecured bonds outstanding, respectively. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2021 and December 31, 2020, we had an aggregate amount of $4,504.5 million and $2,514.6 million of senior securities outstanding and our asset coverage ratio was 192.0% and 230.0%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of September 30, 2021, taken together with our $1,745.5 million of available capacity under our credit facilities (subject to borrowing base availability) is expected to be sufficient for our investing activities and to conduct our operations in the near term. Additionally, we held $324.4 million of Level 2 debt investments as of September 30, 2021, which could provide additional liquidity if necessary. Although we were able to issue unsecured debt during the period ended September 30, 2021, disruption in the financial markets caused by the COVID-19 outbreak or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we have recently obtained. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of September 30, 2021, we had $259.6 million in cash and cash equivalents. During the nine months ended September 30, 2021, cash used in operating activities was $2,440.0 million, primarily as a result of funding portfolio investments of $4,438.5 million; partially offset by proceeds from sales/repayments of investments of $1,945.6 million. Cash provided by financing activities was $2,481.0 million during the period, which was primarily as a result of net borrowings on our credit facilities and our unsecured debt issuances of $1,959.4 million; our proceeds from issuance of common shares of $716.7 million; and partially offset by dividends paid in cash of $189.7 million.
As of September 30, 2020, we had $77.3 million in cash and cash equivalents. During the nine months ended September 30, 2020, cash used in operating activities was $1,659.7 million, primarily as a result of funding portfolio investments of $2,499.8 million; partially offset by proceeds from sales/repayments of investments of $682.8 million and an increase in payables for investments purchased of $45.7 million. Cash provided by financing activities was $1,671.4 million during the period, which was primarily the result of proceeds from the issuance of shares of $899.4 million, net borrowings on our credit facilities of $880.1 million; partially offset by dividends paid in cash of $100.8 million.
Equity
The following table summarizes the total shares issued and proceeds received related to our capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2021 (dollars in millions except share amounts):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Proceeds
June 8, 2021	13,869,637	$357.0
September 8, 2021	13,723,035	356.3
Total	27,592,672	$713.3
The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements for the nine months ended September 30, 2020 (dollar amounts in millions, except share amounts):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Proceeds
January 30, 2020	16,864,983	$440.9
April 8, 2020	14,864,518	324.0
July 15, 2020	5,304,125	125.6
July 28, 2020	123,229	2.9
Total	37,156,855	$893.4

Distributions and Dividend Reinvestment

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2021 (dollar amounts in thousands, except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 24, 2021	March 31, 2021	May 14, 2021	$0.5000	$65,052
June 7, 2021	June 7, 2021	August 13, 2021	0.3736	48,734
June 7, 2021	June 30, 2021	August 13, 2021	0.1264	18,241
September 7, 2021	September 7, 2021	November 12, 2021	0.3750	54,250
September 7, 2021	September 30, 2021	November 12, 2021	0.1250	19,800
Total distributions			$1.5000	$206,077
The following table summarizes our distributions declared and payable for the nine months ended September 30, 2020 (dollar amounts in thousands, except per share amounts):

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
The following table summarizes the amounts received and shares issued to shareholders who have not opted out of our dividend reinvestment plan during the nine months ended September 30, 2021 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 29, 2021	$11,179	443,639
May 14, 2021	8,674	339,398
August 13, 2021	9,142	352,656
Total distributions	$28,995	1,135,693

The following table summarizes the amounts received and shares issued to shareholders who have not opted out of our dividend reinvestment plan during the nine months ended September 30, 2020 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 30, 2020	$2,882	112,302
May 15, 2020	4,244	194,694
August 14, 2020	5,437	229,591
Total distributions	$12,563	536,587

Borrowings
Our outstanding debt obligations were as follows (dollar amounts in thousands):

	September 30, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility(3)	$400,000	$361,584	$361,584	$38,416	$38,416
Breckenridge Funding Facility	825,000	295,780	295,780	529,220	529,220
Big Sky Funding Facility	500,000	320,506	320,506	179,494	179,494
Revolving Credit Facility(4)	1,325,000	326,648	326,648	998,352	998,352
2023 Notes(5)	400,000	400,000	396,160	—	—
2026 Notes(5)	800,000	800,000	792,311	—	—
New 2026 Notes(5)	700,000	700,000	691,220	—	—
2027 Notes(5)	650,000	650,000	635,630	—	—
2028 Notes(5)	650,000	650,000	637,876	—	—
Total	$6,250,000	$4,504,518	$4,457,715	$1,745,482	$1,745,482

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility (3)	$400,000	$362,316	$362,316	$37,684	$37,684
Breckenridge Funding Facility	825,000	569,000	569,000	256,000	256,000
Big Sky Funding Facility	400,000	200,346	200,346	199,654	117,599
Revolving Credit Facility (4)	745,000	182,901	182,901	562,099	562,099
2023 Notes(5)	400,000	400,000	394,549	—	—
2026 Notes(5)	800,000	800,000	791,281	—	—
Total	$3,570,000	$2,514,563	$2,500,393	$1,055,437	$973,382

(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2021 and December 31, 2020, the Company had borrowings denominated in Euros (EUR) of 23.4 million and 23.5 million, respectively.
(4)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2021, the Company had borrowings denominated in Canadian Dollars (CAD), Euros (EUR) and British Pounds (GBP) of 239.2 million, 9.8 million and 38.5 million, respectively. As of December 31, 2020, the Company had borrowings denominated in Canadian Dollars (CAD) of 138.1 million.
(5)The carrying value of the Company's 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes is presented net of unamortized debt issuance costs of $3.8 million, $7.7 million, $8.8 million, $14.4 million and $12.1 million, respectively, as of September 30, 2021. The carrying value of the Company's 2023 Notes and 2026 Notes is presented net of unamortized debt issuance costs of $5.5 million and $8.7 million, respectively, as of December 31, 2020.
For additional information on our debt obligations see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 6. Borrowings."

Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements.  As of September 30, 2021 and December 31, 2020, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $1,243.2 million and $432.3 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the funds it manages. Certain terms of these investments are not finalized at the time of the commitment and each respective fund's allocation may change prior to the date of funding. In this regard, as of September 30, 2021 and December 31, 2020, we estimate that $1,247.1 million and $0.0 million, respectively, of investments that were committed but not yet funded.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2021, management is not aware of any pending or threatened litigation.
Contractual Obligations
Our contractual obligations consisted of the following as of September 30, 2021 (dollar amounts in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Jackson Hole Funding Facility	$361,584	$—	$361,584	$—	$—
Breckenridge Funding Facility	295,780	—	295,780	—	—
Big Sky Funding Facility	320,506	—	—	320,506	—
Revolving Credit Facility	326,648	—	—	326,648	—
2023 Notes	400,000	—	400,000	—	—
2026 Notes	800,000	—	—	800,000	—
New 2026 Notes	700,000	—	—	700,000	—
2027 Notes	650,000	—	—	—	650,000
2028 Notes	650,000	—	—	—	650,000
Total Contractual Obligations	$4,504,518	$—	$1,057,364	$2,147,154	$1,300,000

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
COVID-19 Update
There is an ongoing global outbreak of COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19, including new variants, have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions have created disruption in global supply chains, and adversely impacted many industries. The COVID-19 pandemic (including the restrictive measures taken in response thereto) has to date (i) created temporary business disruption issues for certain of our portfolio companies, and (ii) materially and adversely impacted the value and performance of certain of our portfolio companies in previous periods. More recently, robust economic activity in the U.S. has supported a continued recovery, which nevertheless may remain uneven with dispersion across sectors and regions.
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
As of September 30, 2021, 99.9% of our debt investments at fair value were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$183,148	$(39,209)	$143,939
Up 200 basis points	101,207	(26,139)	75,068
Up 100 basis points	20,841	(13,070)	7,771
Down 100 basis points	(751)	1,699	948
Down 200 basis points	(751)	1,699	948
Inflation and Supply Chain Risk
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies profit margins.

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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

In addition to the other information set forth in this report and the risk factors set forth below, you should carefully consider the risk factors disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Certain provisions of our Declaration of Trust could deter takeover attempts and have an adverse impact on the value of our common shares.

Our Declaration of Trust contains anti-takeover provisions that could have the effect of limiting the ability of other entities or persons to acquire control of the Company or to change the composition of our Board of Trustees. Our Board of Trustees is divided into three classes of trustees serving staggered three-year terms. This provision could delay for up to two years the replacement of a majority of our Board of Trustees. These provisions could have the effect of depriving shareholders of an opportunity to sell their common shares at a premium over prevailing market prices by discouraging a third party from seeking to obtain control over the Company.

The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economy and already has had and is expected to continue to have a materially adverse impact on our financial condition and results of operations.

During the first quarter of 2020, there was a global outbreak of COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. On March 11, 2020, the World Health Organization designated COVID-19 as a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines, restrictions on travel, closing financial markets and/or restricting trading, and limiting hours of operations of non-essential businesses. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, including industries in which our portfolio companies operate. The outbreak of COVID-19 could have a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown.

The outbreak of COVID-19 and related effects, which continue to be unpredictable, could have a material adverse impact on our NAV, financial condition, liquidity, results of operations, and the businesses of our portfolio companies, among other factors. Negative impacts to our business as a result of the pandemic could exacerbate other risks described herein, including:

• weakening financial conditions of or the bankruptcy or insolvency of portfolio companies, which may result in the inability of such portfolio companies to meet debt obligations, delays in collecting accounts receivable, defaults, or forgiveness or deferral of interest payments from such portfolio companies;

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

•limitations on our ability to raise new capital;

•significant changes to the valuations of pending investments; and

•imitations on our ability to make distributions to our shareholders due to material adverse impacts on our cash flows from operations or liquidity.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, the availability and use of effective vaccines, and uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.

The United Kingdom’s exit from the European Union may create significant risks and uncertainty for global markets and our investments.

The United Kingdom (the “UK”) formally left the European Union (the “EU”) on January 31, 2020 (commonly known as “Brexit”), followed by an implementation period, during which EU law continued to apply in the UK and the UK maintained its EU single market access rights and EU customs union membership. The implementation period expired on December 31, 2020. Consequently, the UK has become a third country vis-à-vis the EU, without access to the single market or membership of the EU customs union.

During the implementation period, on December 30, 2020, the UK and the EU signed a trade and cooperation agreement (the “TCA”) to govern their ongoing relationship. The TCA was officially ratified by the UK Parliament on December 30, 2020, and was ratified by the EU Parliament and Council on April 27, 2021. It is anticipated that further details of the relationship between the UK and the EU will continue to be negotiated even after formal ratification of the TCA.

Over time, UK regulated firms and other UK businesses may be adversely affected by the terms of the TCA (assuming it is formally ratified by the EU), as compared with the position prior to the expiration of the implementation period on December 31, 2020. For example, the TCA introduces new customs checks, as well as new restrictions on the provision of cross-border services and on the free movement of employees. These changes have the potential to materially impair the profitability of a business, and to require it to adapt or even relocate.

Although it is probable that any adverse effects flowing from the UK’s withdrawal from the EU will principally affect the UK (and those having an economic interest in, or connected to, the UK), given the size and global significance of the UK’s economy, the impact of the withdrawal is unpredictable and likely to be an ongoing source of instability, produce significant currency fluctuations, and/or have other adverse effects on international markets, international trade agreements and/or other existing cross-border cooperation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise). The withdrawal of the UK from the EU could therefore adversely affect us. In addition, although it seems less likely following the expiration of the transition period than at the time of the UK’s referendum, the withdrawal of the UK from the EU could have a further destabilizing effect if any other member states were to consider withdrawing from the EU, presenting similar and/or additional potential risks and consequences to our business and financial results.

Our Declaration of Trust includes exclusive forum and jury trial waiver provisions that could limit a shareholder’s ability to bring a claim or, if such provisions are deemed inapplicable or unenforceable by a court, may cause the Company to incur additional costs associated with such action.

Our Declaration of Trust provides that, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a duty owed by any trustee, officer or other agent of the Company to the Company or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of Title 12 of the Delaware Code, Delaware statutory or common law, our Declaration of Trust, or (iv) any action asserting a claim governed by the internal affairs doctrine (for the avoidance of doubt, including any claims brought to interpret, apply or enforce the federal securities laws of the United States, including, without limitation, the 1940 Act or the securities or antifraud laws of any international, national, state, provincial, territorial, local or other governmental or regulatory authority, including, in each case, the applicable rules and regulations promulgated thereunder) shall be the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, any other court in the State of Delaware with subject matter jurisdiction. In addition, our Declaration of Trust provides that no shareholder may maintain a derivative action on behalf of the Company unless holders of at least ten percent (10%) of the outstanding shares join in the bringing of such action. These provisions of our Declaration of Trust may make it more difficult for shareholders to bring a derivative action than a company without such provisions.

Our Declaration of Trust also includes an irrevocable waiver of the right to trial by jury in all such claims, suits, actions and proceedings. Any person purchasing or otherwise acquiring any of our Common Shares shall be deemed to have notice of and to have consented to these provisions of our Declaration of Trust. These provisions may limit a shareholder’s ability to bring a claim in a judicial forum or in a manner that it finds favorable for disputes with the Company or the Company’s trustees or officers, which may discourage such lawsuits. Alternatively, if a court were to find the exclusive forum provision or the jury trial waiver provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions or in other manners, which could have a material adverse effect on our business, financial condition and results of operations.

Notwithstanding any of the foregoing, neither we nor any of our investors are permitted to waive compliance with any provision of the U.S. federal securities laws and the rules and regulations promulgated thereunder.

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

Risk Retention Vehicles. We may invest in CLO debt and equity tranches and warehouse investments directly or indirectly through an investment in U.S. and/or European vehicles (“Risk Retention Vehicles”) established for the purpose of satisfying U.S. and/or E.U. regulations that require eligible risk retainers to purchase and retain specified amounts of the credit risk associated with certain CLOs, which vehicles themselves are invested in CLO securities, warehouse investments and/or senior secured obligations. Risk Retention Vehicles will be structured to satisfy the retention requirements by purchasing and retaining the percentage of CLO notes prescribed under the applicable retention requirements (the “Retention Notes”) and will include Risk Retention Vehicles with respect to CLOs managed by other collateral managers, but will not include Risk Retention Vehicles with respect to CLOs for which the Adviser or its affiliates acts as collateral manager.

Indirect investments in CLO equity securities (and in some instances more senior CLO securities) and warehouse investments through entities that have been established to satisfy the U.S. retention requirements and/or the European retention requirements may allow for better economics for us (including through fee rebate arrangements) by creating stronger negotiating positions with CLO managers and underwriting banks who are incentivized to issue CLOs and who require the participation of a Risk Retention Vehicle to enable the CLO securities to be issued. However, Retention Notes differ from other securities of the same ranking since the retention requirements prescribe that such Retention Notes must be held by the relevant risk retainer for a specified period. In the case of European Risk Retention Vehicles, the prescribed holding period is the lifetime of the CLO, and in the case of U.S. Risk Retention Vehicles it is the longer of (x) the period until the CLO has paid down its securities to 33% of their original principal amount, (y) the period until the CLO has sold down its assets to 33% of their original principal amount and (z) two years after the closing of the CLO. In addition, Retention Notes are subject to other restrictions not imposed on other securities of the same ranking; for example, Retention Notes may not be subject to credit risk mitigation, and breach of the retention requirements may result in the imposition of regulatory sanctions or, in the case of the European retention requirements, in claims being brought against the retaining party.

A portion of our portfolio may be invested in the life sciences industry.

Investments in the life sciences industry involve a high degree of risk that can result in substantial losses. For example, investing in these assets involves substantial risks, including, but not limited to, the following: the obsolescence of products; erosion of sales due to generic or biosimilar competition; change in government policies and governmental investigations; potential litigation alleging negligence, products liability torts, breaches of warranty, intellectual property infringement and other legal theories; extensive and evolving government regulation; disappointing results from preclinical testing in new indications; indications of safety concerns; insufficient clinical trial data in certain jurisdictions to support the safety or efficacy of the product candidate; difficulty in obtaining all necessary regulatory approvals in each additional proposed jurisdiction; inability to manufacture sufficient quantities of the product for development or commercialization in a timely or cost-effective manner; substantial commercial risk; and the fact that, even after regulatory approval has been obtained, the product and its manufacturer are subject to continual regulatory review, and any discovery of previously unknown problems with the product or the manufacturer may result in restrictions or recalls. Many of these companies may operate as a loss, or with substantial variations in operating results for a period of time after product approval. In addition, many of the companies will need substantial additional capital to support additional research and development activities and may face intense competition from biopharmaceutical companies with greater financial resources, more extensive research and development capabilities and a larger number of qualified managerial and technical personnel.

Biopharmaceutical product sales may also be lower than expected due to pricing pressures, insufficient demand, product competition, failure of clinical trials, lack of market acceptance, obsolescence, loss of patent protection, the impact of the COVID-19 global pandemic or other factors and development-stage product candidates may fail to reach the market. Unexpected side effects, safety or efficacy concerns can arise with respect to a product, leading to product recalls, withdrawals or declining sales of our life sciences portfolio companies.

We may enter into repurchase agreements or reverse repurchase agreements.

Subject to our investment objectives and policies, we may invest in repurchase agreements as a buyer for investment purposes. Repurchase agreements typically involve the acquisition by us of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that we will sell the securities back to the institution at a fixed time in the future for the purchase price plus premium (which often reflects the interests). We do not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, we could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which we seek to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, we generally will seek to liquidate such collateral. However, the exercise of our right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, we could suffer a loss.

Subject to our investment objectives and policies, we invest in repurchase agreements as a seller, also known as a “reverse repurchase agreement.” Our use of reverse repurchase agreements involves many of the same risks involved in our use of leverage, as the proceeds from reverse repurchase agreements generally will be invested in additional portfolio investments. There is a risk that the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that we have sold but remains obligated to repurchase. If the buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experiences insolvency, we may be adversely affected. Also, in entering into reverse repurchase agreements, we would bear the risk of loss to the extent that the proceeds of the reverse repurchase agreement are less than the value of the underlying securities. In addition, due to the interest costs associated with reverse repurchase agreements transactions, our NAV will decline, and, in some cases, we may be worse off than if we had not used such instruments.

We may invest through various joint ventures.

From time to time, we may hold a portion of its investments through partnerships, joint ventures, securitization vehicles or other entities with third-party investors (collectively, “joint ventures”). Joint venture investments involve various risks, including the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with those of the Company, the risk that a joint venture partner may be in a position to take action contrary to the Company’s objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under state law. In addition, we may, in certain cases, be liable for actions of our joint venture partners. The joint ventures in which we participate may sometimes be allocated investment opportunities that might have otherwise gone entirely to the Company, which may reduce our return on equity. Additionally, our joint venture investments may be held on an unconsolidated basis and at times may be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act

The incentive fee based on income takes into account our past performance.

Upon consummation of the IPO, the Incentive Fee based on income will be determined and paid quarterly in arrears at the end of each calendar quarter by reference to our aggregate net investment income, as adjusted, from the calendar quarter then ending and the Trailing Twelve Quarters. The effect of calculating the incentive fee using reference to the Trailing Twelve Quarters is that, in certain circumstances, an incentive fee based on income will be payable to the Adviser although our net income for such quarter did not exceed the hurdle rate or the incentive fee will be higher than it would have been if calculated based on our performance for the applicable quarter without taking into account the Trailing Twelve Quarters. For example, if we experience a net loss for any particular quarter, an incentive fee may still be paid to the Adviser if such net loss is less than the net loss for the most recent quarter that preceded the Trailing Twelve Quarters. In such circumstances, the Adviser would be entitled to an incentive fee whereas it would not have been entitled to an incentive fee if calculated solely on the basis of our performance for the applicable quarter.

Segregation and asset coverage requirements may limit our investment discretion.

Certain portfolio management techniques, such as engaging in reverse repurchase agreements or firm commitments may be considered senior securities unless appropriate steps are taken to segregate our assets or otherwise cover its obligations. When employing these techniques, we may segregate liquid assets, enter into offsetting transactions or own positions covering its obligations. To the extent we cover our commitment under such a portfolio management technique, such instrument will not be considered a senior security for the purposes of the 1940 Act. We may cover such transactions using other methods currently or in the future permitted under the 1940 Act, the rules and regulations thereunder, or orders issued by the SEC thereunder. For these purposes, interpretations and guidance provided by the SEC staff may be taken into account when deemed appropriate by us. These segregation and coverage requirements could result in the Company maintaining securities positions that we would otherwise liquidate, segregating assets at a time when it might be disadvantageous to do so or otherwise restricting portfolio management and limit our investment discretion. Such segregation and cover requirements will not limit or offset losses on related positions. In connection with the adoption of Rule 18f-4 of the 1940 Act, the SEC eliminated the asset segregation framework arising from prior SEC guidance for covering positions in derivatives and certain financial instruments. Among other things, Rule 18f-4 limits a company’s derivatives exposure through a value-at-risk test and requires the adoption and implementation of a derivatives risk management program for certain derivatives users. Subject to certain conditions, limited derivatives users (as defined in Rule 18f-4), such as the Company, however, would not be subject to the full requirements of Rule 18f-4. We will comply with the requirements of the new rule on or before the SEC’s compliance date in 2022.

Prior to the IPO, there has been no public market for our common shares, and we cannot assure you that a market for our common shares will develop or that the market price of common shares will not decline following the offering. Our common share price may be volatile and may fluctuate substantially.

The Company is listed on the NYSE under the symbol “BXSL.” We cannot assure you that a trading market will develop for our common shares after the IPO or, if one develops, that the trading market can be sustained. In addition, we cannot predict the prices at which our common shares will trade. The offering price for our common shares will be determined through our negotiations with the underwriters and may not bear any relationship to the market price at which it may trade after the IPO. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and commissions and related offering expenses. Also, shares of closed-end investment companies, including BDCs, frequently trade at a discount from their net asset value and our shares may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common shares will trade at, above or below net asset value. The risk of loss associated with this characteristic of closed-end management investment companies may be greater for investors expecting to sell common shares purchased in the offering soon after the offering. In addition, if our common shares trades below its net asset value, we will generally not be able to sell additional common shares to the public at its market price without first obtaining the approval of a majority of our shareholders (including a majority of our unaffiliated shareholders) and our independent directors for such issuance.

The market price and liquidity of the market for our common shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•significant volatility in the market price and trading volume of securities of BDCs or other companies in the sector in which we operate, which are not necessarily related to the operating performance of these companies;

•changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•loss of RIC status;

•changes in earnings or variations in operating results;

•changes in the value of our portfolio of investments;

•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•departure of key personnel from our Adviser;

•operating performance of companies comparable to us;

•general economic trends and other external factors; and

•loss of a major funding source.

A shareholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

Our shareholders do not have preemptive rights to purchase any shares we issue in the future. Our charter authorizes us to issue an unlimited number of shares. Our Board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.

Under the 1940 Act, we generally are prohibited from issuing or selling our common shares at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. We may, however, sell our common shares, or warrants, options, or rights to acquire our common shares, at a price below the current net asset value of our common shares if our Board and independent directors determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, including a majority of those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common shares or senior securities convertible into, or exchangeable for, our common shares, then the percentage ownership of our shareholders at that time will decrease and you will experience dilution.

Sales of substantial amounts of our common shares in the public market may have an adverse effect on the market price of our common shares.

The common shares sold in the IPO will be freely tradable without restriction or limitation under the Securities Act.

Any shares purchased in the IPO or currently owned by our affiliates, as defined in the Securities Act, will be subject to the public information, manner of sale and volume limitations of Rule 144 under the Securities Act. The remaining common shares that will be outstanding upon the completion of the IPO will be “restricted securities” under the meaning of Rule 144 promulgated under the Securities Act and may only be sold if such sale is registered under the Securities Act or exempt from registration, including the exemption under Rule 144.

In addition, without the consent of the Adviser:

• prior to January 3, 2022, a shareholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber any common share held by such shareholder prior to the date of the IPO (and any DRIP shares received with respect to such common shares);

• prior to March 1, 2022, a shareholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber 90% of the common shares held by such shareholder prior to the date of the IPO (and any DRIP shares received with respect to such common shares);

• prior to May 1, 2022, a shareholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber 75% of the common shares held by such shareholder prior to the date of the IPO (and any DRIP shares received with respect to such common shares); and

• prior to July 1, 2022, a shareholder is not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber 50% of the common shares held by such shareholder prior to the date of the IPO (and any DRIP shares received with respect to such common shares).

This means that, as a result of these transfer restrictions, without the consent of the Adviser, a shareholder who owned 100 common shares on the date of the IPO could not sell any of such shares until January 3, 2022; prior to March 1, 2022, such shareholder could only sell up to 10 of such shares; prior to May 1, 2022 , such shareholder could only sell up to 25 of such shares; prior to July 1, 2022, such shareholder could only sell up to 50 of such shares; and after July 1, 2022, such shareholder could sell all of such shares. Consent by the Adviser to waive any of the foregoing transfer restrictions is subject to the consent of the representatives on behalf of the underwriters in the IPO. In addition, our trustees have agreed for a period of 180 days after the date of the IPO and our executive officers who are not trustees have agreed for a period of 180 days after the date of the IPO, not to transfer (whether by sale, gift, merger, by operation of law or otherwise) their common shares without the prior written consent of the representatives on behalf of the underwriters, subject to certain exceptions.

Following the IPO and the expiration of applicable lock-up periods, subject to applicable securities laws, sales of substantial amounts of our common shares, or the perception that such sales could occur, could adversely affect the prevailing market prices for our common shares. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. We cannot predict what effect, if any, future sales of securities, or the availability of securities for future sales, will have on the market price of our common shares prevailing from time to time.

Distributions on our common shares may exceed our taxable earnings and profits. Therefore, portions of the distributions that we pay may represent a return of capital to you. A return of capital is a return of a portion of your original investment in common shares. As a result, a return of capital will (i) lower your tax basis in your shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such shares, and (ii) reduce the amount of funds we have for investment in portfolio companies. We have not established any limit on the extent to which we may use offering proceeds to fund distributions.

We may pay our distributions from offering proceeds in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares, thereby increasing the amount of capital gain (or decreasing the amount of capital loss) realized upon a subsequent sale or redemption of such shares, even if such shares have not increased in value or have, in fact, lost value.

Shareholders will experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

All distributions declared in cash payable to shareholders that are participants in our dividend reinvestment plan will generally be automatically reinvested in common shares if the investor opts in to the plan. As a result, shareholders that do not elect to participate in our dividend reinvestment plan may experience dilution over time.

Shareholders may experience dilution in the net asset value of their shares if they do not participate in our dividend reinvestment plan and if our shares are trading at a discount to net asset value.

All distributions declared in cash payable to shareholders that are participants in our dividend reinvestment plan will generally be automatically reinvested in common shares if the investor opts in to the plan. As a result, shareholders who do not elect to participate in our dividend reinvestment plan may experience accretion to the net asset value of their shares if our shares are trading at a premium to net asset value and dilution if our shares are trading at a discount to net asset value. The level of accretion or discount would depend on various factors, including the proportion of our shareholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to shareholders.

Purchases of our common shares by us under the Company 10b5-1 Plan may result in the price of our common shares being higher than the price that otherwise might exist in the open market.

On October 18, 2021, our Board approved the Company 10b5-1 Plan. Under the Company 10b5-1 Plan, Morgan Stanley & Co. LLC, as agent for the Company, will acquire up to the greater of $250 million and the net proceeds from the IPO in the aggregate of our common shares during the period beginning on the later of (i) 30 calendar days following the date of the IPO and (ii) four full calendar weeks following the completion of the offering and will terminate upon the earliest to occur of (i) 12-months (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals the greater of $250 million and the net proceeds from the IPO and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.

Whether purchases will be made under the Company 10b5-1 Plan and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. These activities may have the effect of maintaining the market price of our common shares or retarding a decline in the market price of the common shares, and, as a result, the price of our common shares may be higher than the price that otherwise might exist in the open market.

Purchases of our common shares by us under the Company 10b5-1 Plan may result in dilution to our net asset value per share.

The Company 10b5-1 Plan is intended to require Morgan Stanley & Co. LLC, as our agent, to repurchase our common shares on our behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by us to any previously announced net asset value per share). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of our common shares declines, subject to volume restrictions.

Because purchases under the Company 10b5-1 Plan will be made beginning at any price below our most recently reported net asset value per share, if our net asset value per share as of the end of a quarter is lower than the net asset per share as of the end of the prior quarter, purchases under the Company 10b5-1 Plan during the period from the end of a quarter to the time of our earnings release announcing the new net asset value per share for that quarter may result in dilution to our net asset value per share. This dilution would occur because we would repurchase shares under the Company 10b5-1 Plan at a price above the net asset value per share as of the end of the most recent quarter end, which would cause a proportionately smaller increase in our shareholders’ interest in our earnings and assets and their voting interest in us than the decrease in our assets resulting from such repurchase. As a result of any such dilution, our market price per share may decline. The actual dilutive effect will depend on the number of common shares that could be so repurchased, the price and the timing of any repurchases under the Company 10b5-1 Plan.

If we issue preferred shares or convertible debt securities, the net asset value of our common shares may become more volatile.

We cannot assure you that the issuance of preferred shares and/or convertible debt securities would result in a higher yield or return to the holders of our common shares. The issuance of preferred shares or convertible debt would likely cause the net asset value of our common shares to become more volatile. If the dividend rate on the preferred shares, or the interest rate on the convertible debt securities, were to approach the net rate of return on our investment portfolio, the benefit of such leverage to the holders of our common shares would be reduced. If the dividend rate on the preferred shares, or the interest rate on the convertible debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common shares than if we had not issued the preferred shares or convertible debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common shares. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common shares than if we were not leveraged through the issuance of preferred shares or debt securities. This decline in net asset value would also tend to cause a greater decline in the market price, if any, for our common shares.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios, which may be required by the preferred shares or convertible debt, or our current investment income might not be sufficient to meet the dividend requirements on the preferred shares or the interest payments on the debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund the redemption of some or all of the preferred shares or convertible debt. In addition, we would pay (and the holders of our common shares would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred shares, debt securities, convertible debt, or any combination of these securities. Holders of preferred shares or convertible debt may have different interests than holders of common shares and may at times have disproportionate influence over our affairs.

Holders of any preferred shares that we may issue will have the right to elect certain members of our Board and have class voting rights on certain matters.

The 1940 Act requires that holders of preferred shares must be entitled as a class to elect two trustees at all times and to elect a majority of the trustees if dividends on such preferred shares are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred shares, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred shareholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common shares and preferred shares, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our tax treatment as a RIC for U.S. federal income tax purposes.

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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Exhibit Number	Description of Exhibits
3.1
Fourth Amended and Restated Declaration of Trust, dated as of October 18, 2021 (incorporated by reference to Exhibit (a)(1) to the Registrant’s Registration Statement on Form N-2 filed on October 18, 2021).

3.2	Amended and Restated Bylaws, dated as of October 18, 2021 (incorporated by reference to Exhibit (b) to the Registrant’s Registration Statement on Form N-2 filed on October 18, 2021).

4.1
Indenture, dated as of July 15, 2020, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on July 15, 2020).

4.2
Fourth Supplemental Indenture, dated as of July 23, 2021, relating to the 2.125% Notes due 2027, by and between the Fund and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 27, 2021).

4.3	Form of 2.125% Notes due 2027 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 27, 2021).

4.4
Registration Rights Agreement, dated as of July 23, 2021, by and among the Fund and Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and Wells Fargo Securities, LLC, as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on July 27, 2021).

4.5
Fifth Supplemental Indenture, dated as of September 30, 2021, relating to the 2.850% Notes due 2028, by and between the Fund and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 1, 2021).

4.6	Form of 2.850% Notes due 2028 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 1, 2021).

4.7
Registration Rights Agreement, dated as of September 30, 2021, by and among the Fund and Citigroup Global Markets Inc., J.P. Morgan Securities, LLC, RBC Capital Markets, LLC, SMBC Nikko Securities America, Inc., and Wells Fargo Securities, LLC, as the representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 1, 2021).

4.8
Amended and Restated Investment Advisory Agreement between Blackstone Secured Lending Fund and the Blackstone Credit BDC Advisors LLC, dated as of October 18, 2021 (incorporated by reference to Exhibit (g) to the Registrant’s Registration Statement on Form N-2 filed on October 18, 2021).

4.9
Waiver Letter Agreement between Blackstone Secured Lending Fund and the Blackstone Credit BDC Advisors LLC, dated October 18, 2021 (incorporated by reference to Exhibit (k)(23) to the Registrant’s Registration Statement on Form N-2 filed on October 18, 2021).

10.1
Amendment and Restated Agreement, dated as of June 30, 2021, to the Senior Secured Credit Agreement, dated as of June 15, 2020, by and among the Company, each of the lenders from time to time party thereto and Citibank, N.A., as administrative agent. *

10.2
Incremental Assumption Agreement, dated as of August 4, 2021, to the Senior Secured Credit Agreement, dated as of June 15, 2020, by and among the Company, each of the lenders from time to time party thereto and Citibank, N.A., as administrative agent. *

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit Number	Description of Exhibits
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
.
_________________________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackstone Secured Lending Fund

Date:	November 12, 2021	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer

Date:	November 12, 2021	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer
Chief Financial Officer