Form 10-K
period 2021-12-31
Blackstone Secured Lending Fund
filed 2022-02-28
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      YES  ☒   NO  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐   NO  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒   NO  ☐
Indicate by check mark whether the Registrant has submitted electronically  every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit  such files).    YES  ☒   NO  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”
and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. YES  ☐   NO  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒
The aggregate market value of the common shares of beneficial interest ("Common Shares") held by non-affiliates of the Registrant as of June 30, 2021 has not been provided because trading of the Registrant’s Common Shares on The New York Stock Exchange did not commence until October 28, 2021.
The number of the Registrant’s Common Shares, $0.001 par value per share, outstanding as of February 25, 2022 was 169,691,413.

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
•general economic, logistical and political trends and other external factors, including the current novel coronavirus ("COVID-19") pandemic, related COVID-19 variants, inflation and recent supply chain disruptions;
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
•the effect of investments that we expect to make and the competition for those investments;
•our use of financial leverage, including the use of borrowed money to finance a portion of our investments and the effect of the COVID-19 pandemic on the availability of equity and debt capital;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
•the ability of the Adviser to source suitable investments for us and to monitor and administer our investments;
•the impact of future acquisitions and divestitures;
•the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•general price and volume fluctuations in the stock market;
•our ability to maintain our qualification as a regulated investment company and as a business development company (“BDC”);
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•the effect of changes to tax legislation and our tax position; and
•the tax status of the enterprises in which we may invest.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.

This annual report on Form 10-K contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.
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
Risks Related to Our Business and Structure
•We are a relatively new company and have limited operating history and our ability to achieve our investment objectives depends on the ability of the Adviser to manage and support our investment process largely through relationships with private equity sponsors, investment banks and commercial banks.
•Our Board of Trustees (“Board”) may change our operating policies and strategies or amend our Declaration of Trust without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.
•Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio and our market price.
•We may face increasing competition for investment opportunities, have difficulty sourcing investment opportunities and experience fluctuations in our quarterly results.
•As required by the 1940 Act (as defined below), a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•There is a risk that investors in our shares may not receive distributions or that our distributions may decrease over time.
•Changes in laws or regulations governing our operations may adversely affect our business, and the impact of financial reform legislation on us is uncertain.
•General economic conditions could adversely affect the performance of our investments and our market price.
•The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economy and already has had and may in the future have a material adverse impact on our financial condition and results of operations.

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

Risks Related to Business Development Companies
•The requirement that we invest a sufficient portion of our assets in assets of the type listed in Section 55(a) of the 1940 Act (“Qualifying Assets”) could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a BDC.
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
•We are subject to risks associated with the unsecured notes and debt securitizations that we have issued and our credit facilities.

Federal Income Tax Risks
•We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.
•Our portfolio investments may present special tax issues.
•Legislative or regulatory tax changes could adversely affect investors.

Risks Related to an Investment in the Shares
•An investment in our shares involves a high degree of risk and the market price of our securities could fluctuate significantly.
•Shares of closed-end investment companies, including BDCs, often trade at a discount to their net asset value.
•There is a risk that investors in our equity securities will not receive distributions or that our distributions do not grow over time and a portion of our distributions could be a return of capital.
Website Disclosure
We use our website (www.bxsl.com) as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings and webcasts. The contents of our website are not, however, a part of this report.

PART I
Item 1. Business.
Our Company
We were formed on March 26, 2018 as a Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (together with the  rules and regulations promulgated thereunder, the “1940 Act”). In addition, for U.S. federal income tax purposes, we have elected to be treated as a regulated investment company (a “RIC”) under the Internal Revenue Code of  1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”). We are managed by our Adviser. Blackstone Alternative Credit Advisors LP (the “Administrator” and, collectively with its affiliates in the credit-focused business of Blackstone Inc., “Blackstone Credit,” which, for the avoidance of doubt, excludes Harvest Fund Advisors LLC (“Harvest”) and Blackstone Insurance Solutions (“BIS”)) provides the administrative services necessary for us to operate.
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We believe that Blackstone’s investment platform provides us with a competitive advantage in selecting investments, and to achieve our investment objectives, we will leverage the Adviser’s investment team’s and Blackstone’s extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objectives.
Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in secured debt investments. Our portfolio is composed primarily of first lien senior secured and unitranche loans. To a lesser extent, we have and may continue to also invest in second lien, third lien, unsecured or subordinated loans and other debt and equity securities. We do not currently expect to focus on investments in issuers that are distressed or in need of rescue financing. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Blackstone Credit funds. As of December 31, 2021, based on fair value, our portfolio consisted of 97.63% first lien senior secured investments and unitranche loans, 0.64% second lien debt investments and 1.73% in equity instruments. 99.9% of our debt investments as of December 31, 2021 were floating rate in nature (93.9% of which had an interest rate floor above zero) and the weighted average yield on our income producing investments was 7.21% at fair value. As of December 31, 2021 we had investments in 148 portfolio companies, with an average debt investment size in each of our portfolio companies of approximately $65.9 million based on fair value.
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
Effective on December 10, 2020, we changed our name from “Blackstone / GSO Secured Lending Fund” to “Blackstone Secured Lending Fund.”
On October 28, 2021, the Company priced its initial public offering (“IPO”), issuing 9,180,000 of its common shares of beneficial interest at a public offering price of $26.15 per share. Net of underwriting fees, the Company received net cash proceeds, before offering expenses, of $230.6 million. On November 4, 2021, the underwriters in the IPO exercised their option to purchase an additional 1,377,000 shares of common shares, which resulted in net cash proceeds, before offering expenses, of $33.8 million. The Company’s common shares began trading on the NYSE under the symbol “BXSL” on October 28, 2021.
COVID-19 Update
Equity, debt, lending and other financial markets have experienced significant volatility in the recent past related to COVID-19 pandemic (and related variants) and its effects. Although many markets have experienced varying degrees of recovery since the initial outbreak of COVID-19, the future impact of the pandemic on financial markets and the Company and its investments is still uncertain. See “Item 1A. Risk Factors” for additional risks around COVID-19 and its impact on the Company.

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
In conducting our investment activities, we believe that we benefit from the significant scale and resources of Blackstone Credit, including our Adviser and its affiliates, subject to the policies and procedures of Blackstone Inc. (collectively with its affiliates as the context requires, “Blackstone”) regarding the management of conflicts of interest. In order to source transactions, the Adviser utilizes its significant access to transaction flow, along with its trading platform. The Adviser seeks to generate investment opportunities through direct origination channels as well as through syndicate and club deals. With respect to Blackstone Credit’s origination channel, the global presence of Blackstone Credit generates access to a substantial amount of directly originated transactions with what we believe to be attractive investment characteristics. With respect to syndicate and club deals (i.e., where a limited number of investors participate in a loan transaction), Blackstone Credit has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. Blackstone Credit also has a significant trading platform, which, we believe, allows us access to the secondary market for investment opportunities. Blackstone Credit employs a rigorous investment process and defensive investment approach to evaluate all potential opportunities with a focus on long-term credit performance and principal protection. The investment professionals employed by Blackstone Credit have spent their careers developing the resources necessary to invest in private companies. Before undertaking an investment, the Adviser’s transaction team conducts a thorough and rigorous due diligence review of the opportunity to ensure the portfolio company fits our investment strategy.
Our Adviser’s investment committee (the “Investment Committee”) is responsible for reviewing and approving our investment opportunities. The Adviser’s Investment Committee review process is consensus-driven, multi-step and iterative, and occurs in parallel with the diligence and structuring of investments. Others who participate in the Investment Committee process include the team responsible for conducting due diligence, others on the investing team and other senior members of Blackstone and Blackstone Credit. There are no representatives from other business groups of Blackstone involved in the Adviser’s Investment Committee process.
We have agreed to pay our Adviser a management fee at an annual rate of 1.0% (which rate was 0.75% prior to the IPO) of the average value of our gross assets at the end of the two most recently completed calendar quarters. We also pay the Adviser incentive fees based on income and capital gains. However, in order to maintain the same management fee and incentive fee arrangements that the Company had in place prior to the IPO for a period of time following the completion of the IPO, the Adviser voluntarily waived its right to receive the base management fee in excess of 0.75% and incentive fees above 15% during the Waiver Period (as defined below). Following the IPO, we will pay the Adviser an income based incentive fee based on our aggregate pre-incentive fee net investment income from the calendar quarter then ending (including the quarter in which the IPO is consummated) and the eleven preceding calendar quarters (including the quarters prior to the consummation of the IPO). See “—Investment Advisory Agreement" for more information.
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
Blackstone Credit

Blackstone Credit is part of the credit-focused platform of Blackstone, which is the largest alternative asset manager in the world with leading investment businesses across asset classes. Blackstone’s platform provides significant competitive advantages including scale, expertise across industries and capital structures, and deep relationships with companies and financial sponsors.
Blackstone’s four business segments are real estate, private equity, hedge fund solutions and credit and insurance. Through its different investment businesses, as of December 31, 2021, Blackstone had total assets under management of approximately $881 billion. As of December 31, 2021, Blackstone Credit’s asset management operation had aggregate assets under management of approximately $243 billion across multiple strategies within the leveraged finance marketplace, including loans, high yield bonds, distressed and mezzanine debt and private equity, including hedge funds, and approximately $258 billion with the inclusion of Harvest and BIS. Blackstone Credit, through its affiliates, employed over 433 people headquartered in New York, with offices in London, Dublin, Houston, Baltimore, San Francisco, Toronto, Frankfurt, Madrid, Milan, Paris, Sydney, Hong Kong, Tokyo and Singapore as of January 1, 2022. Blackstone Credit’s 125-person private origination investment team (excluding Dwight Scott, global head of Blackstone Credit), together with a 24-person U.S. Direct Lending Portfolio Management team, are involved with investment activities and portfolio management activities, respectively, for BXSL. Blackstone Credit believes that the depth and breadth of its team provides it with a significant competitive advantage in sourcing product on a global basis, structuring transactions and actively managing investments in the portfolio.
Market Opportunity
We believe that there are and will continue to be significant investment opportunities in the targeted asset classes discussed below.
Attractive Opportunities in Senior Secured Loans
We believe that opportunities in senior secured loans are significant because of the strong defensive characteristics of this asset class. While there is inherent risk in investing in any securities, senior secured debt is on the top of the capital structure and thus has priority in payment among an issuer’s security holders (i.e. senior secured debt holders are due to receive payment before junior creditors and equity holders). Further, these investments are secured by the issuer’s assets, which may be collateralized in the event of a default, if necessary. Senior secured debt often has restrictive covenants for the purpose of additional principal protection and ensuring repayment before junior creditors (i.e. most types of unsecured bondholders, and other security holders) and preserving collateral to protect against credit deterioration.
Opportunity in U.S. Private Companies
In addition to investing in senior secured loans generally, we believe that the market for lending to private companies, which includes middle market private companies within the United States, is underserved and presents a compelling investment opportunity. We believe that the following characteristics support our belief:
Secular Tailwinds in the Private Market, Including Private Credit. One of the important drivers of growth in the strategy is the increasing secular tailwinds in the private markets (i.e., social or economic trends positively impacting private markets), including growing demand for private credit, which has created attractive opportunities for private capital providers like Blackstone Credit. As of December 31, 2021, private equity funds with strategies focused on leveraged buyouts in North America had approximately $530.4 billion of “dry powder” (i.e., uncalled capital commitments), which should similarly drive demand for private capital providers like Blackstone Credit.1 This shift is partially due to traditional banks continuing to face regulatory limitations and retreating from the space, creating additional opportunities for private credit to take advantage of. Further, financial sponsors and companies are becoming increasingly interested in working directly with private lenders as they are seeing the tremendous benefits versus accessing the public credit markets. The Company believes some of these benefits include faster execution and greater certainty, ability to partner with sophisticated lenders, more efficient process, and in some instances fewer regulatory requirements. As a result, Blackstone Credit benefits from increasing flow of larger scale deals that have become increasingly available to direct lending universe over traditional banks and other financing institutions.

Attractive Market Segment. We believe that the underserved nature of such a large segment of the market can at times create a significant opportunity for investment. In many environments, we believe that private companies are more likely to offer attractive economics in terms of transaction pricing, up-front and ongoing fees, prepayment penalties and security features in the form of stricter covenants and quality collateral than loans to public companies.
1 Source: Preqin, December 2021. Represents dry powder (i.e., uncalled capital commitments) for private equity buyouts in North America.

Limited Investment Competition. Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to companies. As tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans has declined from 33.1% in 1995 to 8.1% as of December 31, 2021. In addition, due to bank consolidation, the number of banks has also rapidly declined, furthering the lack of supply in financing to private companies. As of July 2020, there were approximately 4,375 banks in the U.S., which was only one-third of the number of banks in 1984, according to Federal Reserve Economic Data.
We also believe that lending and originating new loans to private companies generally requires a greater dedication of the lender’s time and resources compared to lending to public companies, due in part to the size of each investment and the often fragmented nature of information available from these companies. Further, we believe that many investment firms lack the breadth and scale necessary to identify investment opportunities, particularly in regards to directly originated investments in private companies, and thus attractive investment opportunities are often overlooked.
Blackstone Credit Strengths
Blackstone Credit is one of the largest private credit investment platforms globally and a key player in the direct lending space. Blackstone Credit has experience scaling funds across its platform that invest throughout all parts of the capital structure. Blackstone Credit strives to focus on transactions where it can differentiate itself from other providers of capital, targeting large transactions and those where Blackstone Credit can bring its expertise and experience in negotiating and structuring. We believe that Blackstone Credit has the scale and platform to effectively manage a U.S. private credit investment strategy, offering investors the following potential strengths:
Ability to Provide Scale, Differentiated Capital Solutions. We believe that the breadth and scale of Blackstone Credit’s approximately $243 billion platform, as of December 31, 2021, and affiliation with Blackstone are distinct strengths when sourcing proprietary investment opportunities and provide Blackstone Credit with a differentiated capability to invest in large, complex opportunities. Blackstone Credit is invested in over 2,050 corporate issuers across its portfolios globally and has focused primarily on the non-investment grade corporate credit market since its inception in 2005.2 Blackstone Credit expects that in the current environment, in which committed capital from banks remains scarce (as tracked by S&P Capital IQ LCD, U.S. banks’ share of senior secured loans has declined from 33.1% in 1995 to 8.1% as of December 31, 2021), the ability to provide flexible, well-structured capital commitments in appropriate sizes will enable Blackstone Credit to command more favorable terms for its investments. Blackstone Credit seeks to generate investment opportunities through its direct origination channels and through syndicate and club deals (generally, investments made by a small group of investment firms). With respect to Blackstone Credit’s origination channel, we seek to leverage the global presence of Blackstone Credit to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of Blackstone Credit provides a significant pipeline of investment opportunities for us. With respect to syndicate and club deals, Blackstone Credit has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. Blackstone Credit also has a significant trading platform, which, we believe, allows us access to the secondary market for investment opportunities.
Established Origination Platform with Strong Credit Expertise. As of January 1, 2022, Blackstone Credit had 433 employees globally, including 209 investment professionals. Blackstone Credit’s 125-person private origination investment team (excluding Dwight Scott, global head of Blackstone Credit), together with a 24-person U.S. Direct Lending Portfolio Management team, are involved with investment activities and portfolio management activities for BXSL, respectively. Blackstone Credit’s senior managing directors on the investment team have on average ~23 years of industry experience. Since inception, Blackstone Credit has originated over $115 billion in private credit transactions and during 2021, Blackstone Credit originated approximately $54 billion in private credit transactions.3 We believe that Blackstone Credit’s strong reputation and longstanding relationships with corporate boards, management teams, leveraged buyout sponsors, financial advisors, and intermediaries position Blackstone Credit as a partner and counterparty of choice and provides us with attractive sourcing capabilities. In Blackstone Credit’s experience, these relationships help drive substantial proprietary deal flow and insight into investment opportunities.

2 As of December 31, 2021. Issuers across portfolios include all corporate issues covered by both the Liquid Credit Strategies and Private Credit research teams across Private Credit Funds and Liquid Credit Funds, including, but not limited to, broadly syndicated assets, middle market assets, high yield bonds, investment grade assets, and mezzanine transactions.
3 As of December 30, 2021. Includes Blackstone Credit funds that are primarily invested in privately originated investments, including Blackstone Capital Opportunities Funds, Blackstone Capital Solutions Funds, Blackstone European and U.S. Direct Lending Funds, Blackstone Energy Select Opportunities Fund, and Blackstone Credit Alpha Funds.

Blackstone Credit believes that having one team responsible for alternatives private origination allows us to leverage the strengths and experiences of investment professionals to deliver the leading financing solutions to our companies. The team has operated through multiple industry cycles, with deep credit expertise, providing them valuable experience and a long-term view of the market. The team is also focused on making investments in what are characterized as “good neighborhoods”, which are industries experiencing favorable tailwinds, such as life sciences, software & technology, and renewable energy. In addition, the team is able to leverage the expertise of other parts of Blackstone’s business that specialize in these fields.

Additionally, over the last several years, Blackstone Credit has also expanded its U.S. origination and sponsor coverage footprint with regional offices opened in select markets. Blackstone Credit has investment professionals across the U.S. and Europe and has developed a reputation for being a valued partner, with the ability to provide speed, creativity, and assurance of transaction execution. We believe that establishing this regional presence in the U.S. may help us more effectively source investment opportunities from mid-sized leveraged buyout sponsors as well as direction from companies, while potentially strengthening the Blackstone Credit brand.
Value-Added Capital Provider and Partner Leveraging the Blackstone Credit Advantage Program. Blackstone Credit has established a reputation for providing creative, value-added solutions to address a company’s financing requirements and believes our ability to solve a need for a company can lead to attractive investment opportunities. In addition, Blackstone Credit has access to the significant resources of the Blackstone platform, including the Blackstone Advantage Program (“Blackstone Advantage”), which refers to the active management of the Blackstone portfolio company network, including cross-selling efforts across all of Blackstone, and aims to ensure practice sharing, operational, and commercial synergies among portfolio companies, effective deployment of Blackstone resources, and communication of the program with businesses and partners, and the Blackstone Credit Advantage Program (“Blackstone Credit Advantage”), which is a global platform that provides access to a range of cost saving, revenue generating and best practice sharing opportunities. Specifically, Blackstone Credit Advantage provides (i) partnership and best practices for portfolio companies by offering invaluable access to industry and function experts both within the Blackstone organization (including the Blackstone Portfolio Operations team) and the network among portfolio companies; (ii) cross selling opportunities across Blackstone and Blackstone Credit portfolio companies; (iii) industry knowledge via leadership summits and roundtables; and (iv) quarterly reports sharing meaningful insights from CEOs on business and economic trends. Finally, one of the most important benefits of the program is Blackstone’s GPO, which is a collective purchasing platform that leverages the scale and buying power of the $5 billion of average annual spending of Blackstone’s portfolio companies with strategic partners and vendors measured over the past 10 years. Blackstone and Blackstone Credit portfolio companies have generated significant cost savings through their use of the GPO, up to 40%, often from existing suppliers, on maintenance, repair, operations, back office, information technology, hardware, software, telecommunications, business insurance and human resources, among others. The benefits of working with Blackstone’s GPO can include improved pricing and terms, differentiated service, and ongoing service that drops straight to the bottom line. As of December 31, 2021, Blackstone Advantage has grown revenue by over $300 million for Blackstone portfolio companies and Blackstone Credit Advantage has reduced annual costs by $183 million. The dedicated Blackstone Credit operational program provides support to portfolio companies and has created over $2.0 billion in value.4 Blackstone Advantage has 71 internal Blackstone resources available to our portfolio companies as of December 31, 2021.
Flexible Investment Approach. Blackstone Credit believes that the ability to invest opportunistically throughout a capital structure is a meaningful strength when sourcing transactions and enables the Company to seek investments that provide the best risk/return proposition in any given transaction. Blackstone Credit’s creativity and flexibility with regard to deal-structuring distinguishes it from other financing sources, including traditional mezzanine providers, whose investment mandates are typically more restrictive. Over time, Blackstone Credit has demonstrated the ability to negotiate favorable terms for its investments by providing creative structures that add value for an issuer. Blackstone Credit will continue to seek to use this flexible investment approach to focus on principal preservation, while generating attractive returns throughout different economic and market cycles.
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
4 Value creation represents $183 million of annual savings as of December 31, 2021, representing estimated savings utilizing the Blackstone Credit Advantage program at the time cost is benchmarked with portfolio companies. Savings improved portfolio company EBITDA and created value assuming a 11x average EBITDA multiple.

Disciplined Investment Process and Income-Oriented Investment Philosophy. Blackstone Credit employs a rigorous investment process and defensive investment approach to evaluate all potential opportunities with a focus on long-term credit performance and principal protection. We believe Blackstone Credit has generated attractive risk-adjusted returns in its investing activities throughout many economic and credit cycles by (i) maintaining its investment discipline; (ii) performing intensive credit work; (iii) carefully structuring transactions; and (iv) actively managing its portfolios. Blackstone Credit’s investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies, which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation. Additionally, Blackstone Credit’s senior investment professionals have dedicated their careers to the leveraged finance and private equity sectors and we believe that their experience in due diligence, credit analysis and ongoing management of investments is invaluable to the success of the U.S. direct lending investment strategy. Blackstone Credit generally targets businesses with leading market share positions, sustainable barriers to entry, high free cash flow generation, strong asset values, liquidity to withstand market cycles, favorable underlying industry trends, strong internal controls and high-quality management teams.
Strong Investment Track Record. Blackstone Credit’s track record in private debt lending and investing in below investment grade credit dates back to the inception of Blackstone Credit. Since 2005 through December 31, 2021, Blackstone Credit has provided approximately $115 billion in capital in privately-originated transactions. Blackstone Credit has approximately $185 billion of investor capital currently deployed.5
Efficient Cost Structure. We believe that we have an efficient cost structure, as compared to other publicly traded BDCs, with low management fees, expenses, and financing costs. We believe our operating efficiency and senior investment strategy enable us to generate greater risk-adjusted investment returns for our investors relative to other publicly traded BDCs.

Scale. Scale allows for more resources to source, diligence and monitor investments, and enables us to move up market where there is often less competition.
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
•employing a defensive investment approach focused on long-term credit performance and principal protection, generally lending on what the Adviser believes are (i) protective multiples of the borrower’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) to its interest coverage obligations, (ii) conservative loan-to-value ratios and (iii) favorable financial covenant protections;
•focusing primarily on loans and securities of private U.S. companies, including syndicated loans, specifically small and middle market companies. In many market environments, we believe such a focus offers an opportunity for superior risk-adjusted returns;

•maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within our portfolio; and

•utilizing the power and scale of Blackstone and the Blackstone Credit platform to offer operational expertise to portfolio companies through the Blackstone Credit Advantage Program.
Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in secured debt investments (including investments that are secured by equity interests). Our portfolio is composed primarily of first lien senior secured and unitranche loans (including first out/last out loans). To a lesser extent, we have and may continue to also invest in second lien, third lien, unsecured or subordinated loans and other debt and equity securities. We do not currently focus on investments in issuers that are distressed or in need of rescue financing. Subject to the
5 As of December 31, 2021. Investor capital currently deployed consists of fee earning AUM of $109 billion for Liquid Credit Strategies, $60 billion for Private Credit and other liquid funds (inclusive of leverage), and $16 billion for Structured Products.

limitations of the 1940 Act, we may invest in loans or other securities the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Blackstone Credit funds.
Although we do not expect a significant portion of our portfolio to be composed of second lien, third lien, unsecured or subordinated loans, there is no limit on the amount of such loans in which we may invest, subject to compliance with our 80% policy. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market, directly originated or syndicated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We have and may continue to also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for our common shares or other equity or the cash value of shares or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm, or a finance company transaction (such as a joint venture). In addition, a portion of our portfolio may be composed of unsecured bonds, CLOs, other debt securities and derivatives, including total return swaps and credit default swaps. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.
Investment Selection
When identifying prospective investment opportunities, the Adviser currently intends to rely on fundamental credit analysis in order to minimize the loss of the Company’s capital. The Adviser expects to invest in companies possessing the following attributes, which it believes will help achieve our investment objectives:
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

Credit Analysis/Due Diligence. Before undertaking an investment, the Investment Team conducts a thorough and rigorous due diligence review of the opportunity to ensure the company fits our investment strategy for originated investments, which may include. but are not limited to:
•a full operational analysis to identify the key risks and opportunities of the target’s business, including a detailed review of historical and projected financial results;
•a detailed analysis of industry and customer dynamics, competitive position, regulatory, tax, legal and environmental, social and governance matters;
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

The ultimate results and findings of the investment analysis are compiled in comprehensive investment memoranda that are used as the basis to support the investment thesis and are utilized by the Investment Committee (or the applicable delegates or sub-committees as described below) for final investment review and approval.  Each investment requires the consent of the Investment Committee, which may emphasize the following key criteria (among others) in making a decision:
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
The Investment Committee utilizes a consensus-driven approach and currently consists of the following senior investment professionals: Dwight Scott, Brad Marshall, Steve Kuppenheimer, Rob Zable, Michael Zawadzki, Dan Smith, Rob Horn, Rob Petrini, Louis Salvatore and Paulo Eapen. Others who participate in the Investment Committee process include the members of the Investment Team responsible for sourcing, analyzing and conducting due diligence on the investment and other senior members of Blackstone Credit. For certain investments, generally smaller investments where the Company is participating alongside other lenders in a “club” deal, providing an anchor order or purchasing broadly syndicated loans, the Investment Committee has delegated the authority to make an investment decision to a sub-committee of the full Investment Committee. For broadly syndicated loan investments made by the Company alongside funds within Blackstone Credit’s Liquid Credit Strategies, the portfolio managers of the Company may conduct a joint investment committee with the Liquid Credit Strategies business that follows the investment committee process for the Liquid Credit Strategies business in lieu of the Investment Committee process described above. There are no representatives from other business groups of Blackstone involved in the Company’s Investment Committee process.
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
Default/Workout. An important element of Blackstone Credit’s strategy for originated investments is to attempt to structure investments in a manner such that Blackstone Credit will control negotiations should an issuer violate covenants or need to restructure its balance sheet. Blackstone Credit believes that this is typically achieved by ensuring that an investment is at or above the “fulcrum” security, if a restructuring were to occur. A fulcrum security is the security in a company’s capital structure that, if the company were to be liquidated, would be partially repaid. Generally, securities more senior than the fulcrum security would typically be fully repaid in such a liquidation and securities more junior than the fulcrum security would typically receive no recovery in a liquidation. If an investment should default, Blackstone Credit believes it has ample resources necessary to take a company through a restructuring, as many of its investment professionals have restructuring backgrounds.
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
Co-Investment Relief
We have in the past co-invested, and in the future may co-invest, with certain affiliates of the Adviser. We have received an exemptive order from the Securities and Exchange Commission (“SEC”) that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the board of trustees of the Company (the “Board”) has established objective criteria (“Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more listed or private Blackstone Credit-managed BDCs (including the Company, the “Blackstone Credit BDCs”), and other public or private Blackstone Credit funds that target similar assets. If an investment falls within the Board Criteria, Blackstone Credit must offer an opportunity for the Blackstone Credit BDCs to participate.  The Blackstone Credit BDCs may determine to participate or not to participate, depending on whether Blackstone Credit determines that the investment is appropriate for the Blackstone Credit BDCs (e.g., based on investment strategy).  The co-investment would generally be allocated to us, any other Blackstone Credit BDCs and the other Blackstone Credit funds that target similar assets pro rata based on available capital in the applicable asset class. We generally are permitted to co-invest with certain of our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching in respect of us or our shareholders on the part of any person concerned, (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategies, and (3) the investment by our affiliates would not disadvantage us, and our participation would not be on a basis different from or less advantageous than that on which our affiliates are investing. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.
Investments
As of December 31, 2021 and December 31, 2020, the fair value of our investments was approximately $9,855.4 million and $5,585.9 million, respectively, in 148 and 81 portfolio companies, respectively.
The composition of our investment portfolio at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$9,563,051	$9,621,939	97.63%	$5,493,561	$5,502,899	98.51%
Second lien debt	62,445	63,175	0.64	48,979	50,199	0.90
Equity	119,630	170,265	1.73	32,942	32,844	0.59
Total	$9,745,126	$9,855,379	100.00%	$5,575,482	$5,585,942	100.00%

The industry composition of our investments at fair value is as follows:

	December 31, 2021	December 31, 2020
Aerospace & Defense	5.02%	7.03%
Air Freight & Logistics	5.30	6.44
Building Products	4.06	7.79
Capital Markets	—	0.11
Chemicals	1.12	8.31
Commercial Services & Supplies	6.75	8.16
Construction & Engineering	0.30	1.07
Containers & Packaging	0.19	—
Distributors	4.52	8.10
Diversified Consumer Services	3.53	—
Diversified Financial Services	1.37	1.08
Diversified Telecommunication Services	0.93	—
Electrical Equipment	2.68	2.61
Electronic Equipment, Instruments & Components	1.10	2.19
Electric Utilities	0.32	—
Energy Equipment & Services	0.66	1.35
Health Care Equipment & Supplies	0.51	0.69
Health Care Providers & Services	13.97	9.31
Health Care Technology	3.37	5.50
Hotels, Restaurants & Leisure	—	0.77
Industrial Conglomerates	0.10	0.52
Insurance	6.87	2.39
Interactive Media & Services	0.48	0.84
Internet & Direct Marketing Retail	3.29	7.17
IT Services	2.68	1.27
Machinery	0.03	0.95
Marine	0.25	—
Oil, Gas & Consumable Fuels	1.53	2.66
Paper & Forest Products	0.06	0.26
Personal Products	—	0.96
Professional Services	7.91	2.32
Real Estate Management & Development	1.28	—
Road & Rail	0.26	—
Software	13.22	2.94
Specialty Retail	1.70	3.22
Technology Hardware, Storage & Peripherals	0.86	2.67
Trading Companies & Distributors	0.96	0.86
Transportation Infrastructure	2.82	0.46
Total	100.00%	100.00%

The geographic composition of our investments at cost and fair value is as follows (dollar amounts in thousands):

	December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$9,214,101	$9,311,386	94.48%	209.36%
Canada	481,348	494,037	5.01	11.11
Europe	49,677	49,956	0.51	1.12
Total	$9,745,126	$9,855,379	100.00%	221.59%

	December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$5,205,832	$5,209,138	93.25%	159.41%
Canada	267,544	270,126	4.84	8.27
Europe	102,106	106,678	1.91	3.26
Total	$5,575,482	$5,585,942	100.00%	170.94%
See the Consolidated Schedule of Investments as of December 31, 2021 and December 31, 2020  in our consolidated financial statements in “Item 8. Consolidated Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.
As of December 31, 2021 and December 31, 2020, we had outstanding commitments to fund delayed draw term loans totaling $1,407.3 million and $432.3 million, respectively.
Capital Resources and Borrowings
As a RIC, we intend to distribute substantially all of our net income to our stockholders. We anticipate generating cash in the future from the issuance of shares and cash flows from operations, including interest received on our debt investments.
Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2021 and December 31, 2020, our asset coverage was 180.2% and 230.0%, respectively.
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
Investment Advisory Agreement
The Adviser provides management services to us pursuant to the Investment Advisory Agreement. The Investment Advisory Agreement has been approved by the Board.  Under the terms of the Investment Advisory Agreement, the Adviser is responsible for the following:
•determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes in accordance with our investment objectives, policies and restrictions;
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
Management Fee
The management fee is payable quarterly in arrears at an annual rate 1.0% (which rate was 0.75% prior to the IPO) of the average value of our gross assets at the end of the two most recently completed calendar quarters. For purposes of the Investment Advisory Agreement, “gross assets” means our total assets determined on a consolidated basis in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), excluding undrawn commitments but including assets purchased with borrowed amounts. For the quarter in which the IPO occurred, the management fee shall be calculated for such calendar quarter at a weighted rate calculated based on the fee rates applicable before and after the IPO based on the number of days in such calendar quarter before and after the IPO.
In order to maintain the same management fee arrangement that the Company had in place prior to the IPO for a period of time following the IPO, the Adviser voluntarily waived its right to receive the base management fee in excess of 0.75% of the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters from the date of consummation of the IPO through the two year anniversary of the consummation of the IPO (the “Waiver Period”). As a result of the fee waiver, the pre-listing management fee and incentive fee rates paid by the Company to the Adviser will not increase during the Waiver Period. Amounts waived by the Adviser are not subject to recoupment by the Adviser.
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

Pursuant to the Investment Advisory Agreement, the Company is to pay an income based incentive fee of 15% prior to the consummation of the IPO and 17.5% following the consummation of the IPO, with a 1.5% hurdle and 100% catch-up. However, the Adviser has implemented a voluntary waiver with respect to the income based incentive fee. The Adviser has voluntarily waived its right to receive an income based incentive fee above 15% during the Waiver Period.
Following the IPO, the Company pays its Adviser an income based incentive fee based on its aggregate pre-incentive fee net investment income, as adjusted as described above, from the calendar quarter then ending (including the quarter in which this offering is consummated) and the eleven preceding calendar quarters (including the quarters prior to the consummation of this offering) (such period, the “Trailing Twelve Quarters”).

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

For the income based incentive fee, the Company will pay the Adviser a quarterly incentive fee based on the amount by which (A) aggregate pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters exceeds (B) the hurdle amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the “Excess Income Amount.”
The income based incentive fee for each quarter will be determined as follows:
•No income based incentive fee is payable to the Adviser for any calendar quarter for which there is no Excess Income Amount;
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

These calculations are prorated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Adviser with respect to Pre-Incentive Fee Net Investment Income Returns. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a calendar quarter in which we incur an overall loss taking into account capital account losses. For example, if we receive Pre-Incentive Fee Net Investment Income Returns in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses. If the Waiver Period ends on a date other than the first day of a calendar quarter, the incentive fee applicable after the Waiver Period will be calculated for such calendar quarter at a weighted rate calculated based on the fee rates applicable during and after the Waiver Period based on the number of days in such calendar quarter during and after the Waiver Period. In no event will the amendments to the income based incentive fee to include the three year income and total return lookback features allow the Adviser to receive greater cumulative income based incentive fees under the Investment Advisory Agreement than it would have under the prior investment advisory agreement. Amounts waived by the Adviser are not subject to recoupment by the Adviser.

The following is a graphical representation of the calculation of the Incentive Fee based on income:
Incentive Fee Based on Income Prior to the end of the Waiver Period(1)
Percentage of pre-incentive fee net income comprising the Incentive Fee based on Income
(expressed as an annualized rate(2) of return on the value of net assets as of the beginning of each of the quarters included in the Trailing Twelve Quarters)

(1)Following the end of the Waiver Period, the Catch-up Amount will increase to 7.27% annualized and the income based incentive fee will increase to 17.5%
(2)The income based incentive fee is determined on a quarterly basis but has been annualized for purposes of the above diagram. The diagram also does not reflect the Incentive Fee Cap.
(ii) Incentive Fee on Capital Gains
The second part of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year (or at the end of the Waiver Period) in arrears.
Following completion of the IPO, the capital gains incentive fee will be determined and payable in arrears as of the end of each calendar year in an amount equal to 17.5% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees as calculated in accordance with U.S. GAAP. However, similar to the voluntary waivers referenced above, the Adviser voluntarily waived its right to receive a capital gains based incentive fee above 15% during the Waiver Period. The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain.

If the Waiver Period terminates on a date other than the first day of a fiscal year, a capital gains incentive fee will be calculated as of the day before the expiration of the Waiver Period, with such capital gains incentive fee paid to the Adviser following the end of the fiscal year in which the Waiver Period ended. For the avoidance of doubt, such capital gains incentive fee will be equal to 15% of our realized capital gains on a cumulative basis from inception through the end of the Waiver Period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. Solely for purposes of calculating the capital gains incentive fee after the Waiver Period, the Company will be deemed to have previously paid capital gains incentive fees prior to the end of the Waiver Period equal to the product obtained by multiplying (a) the actual aggregate amount of previously paid capital gains incentive fees for all periods prior to the end of the Waiver Period by (b) the percentage obtained by dividing (x) 17.5% by (y) 15%. Amounts waived by the Adviser are not subject to recoupment by the Adviser.

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
Distributions
We generally intend to distribute substantially all of our available earnings annually by paying distributions on a quarterly basis, as determined by the Board in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. We anticipate that our distributions will generally be paid from post-offering taxable earnings, including interest and capital gains generated by our investment portfolio, and any other income, including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees, that we receive from portfolio companies. However, if we do not generate sufficient taxable earnings during a year, all or part of a distribution may constitute a return of capital. The specific tax characteristics of our dividends and other distributions are reported to shareholders after the end of each calendar year.
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
Prior to the IPO, a participating shareholder received an amount of shares equal to the amount of the distribution on that participant’s shares divided by the most recent fiscal quarter-end NAV per share that was available on the date such distribution was paid (unless the Board determined to use the NAV per share as of another time).
Following the IPO, the number of shares to be issued to a shareholder is determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the market price per common share at the close of regular trading on the NYSE on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, the Company will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share). For example, if the most recently computed net asset value per share is $25.00 and the market price on the payment date of a cash dividend is $24.00 per share, the Company will issue shares at $24.00 per share. If the most recently computed net asset value per share is $25.00 and the market price on the payment date of a cash dividend is $27.00 per share, the Company will issue shares at $25.65 per share (95% of the current market price). If the most recently computed net asset value per share is $25.00 and the market price on the payment date of a cash dividend is $26.00 per share, the Company will issue shares at $25.00 per share.
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
Share Repurchase Plan

On October 18, 2021, our Board approved the Company 10b5-1 Plan, to acquire up to approximately $262 million (representing the net proceeds from the IPO) in the aggregate of our common shares at prices below our net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. We put the Company 10b5-1 Plan in place because we believe that, in the current market conditions, if our common shares are trading below our then-current net asset value per share, it is in the best interest of our shareholders for us to reinvest in our portfolio.

The Company 10b5-1 Plan is intended to allow us to repurchase our common shares at times when we otherwise might be prevented from doing so under insider trading laws. The Company 10b5-1 Plan requires Morgan Stanley & Co. LLC, as our agent, to repurchase common shares on our behalf when the market price per share is below the most recently reported net asset value per share (including any updates, corrections or adjustments publicly announced by us to any previously announced net asset value per share). Under the Company 10b5-1 Plan, the agent will increase the volume of purchases made as the price of our common shares declines, subject to volume restrictions. The timing and amount of any share repurchases will depend on the terms and conditions of the Company 10b5-1 Plan, the market price of our common shares and trading volumes, and no assurance can be given that any particular amount of common shares will be repurchased.

The purchase of shares pursuant to the Company 10b5-1 Plan is intended to satisfy the conditions of Rule 10b5-1 and Rule 10b-18 under the Exchange Act, and will otherwise be subject to applicable law, including Regulation M, which may prohibit purchases under certain circumstances.

The Company 10b5-1 Plan commenced on November 26, 2021 and will terminate upon the earliest to occur of (i) 12-months from its commencement (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals approximately $262 million (representing the net proceeds from the IPO) and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.
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
•The Adviser’s Valuation Committee reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;
•The Adviser’s Valuation Committee makes valuation recommendations to the Audit Committee;
•The Audit Committee reviews the valuation recommendations made by the Adviser’s Valuation Committee, including the independent valuation firms' valuations, and once approved, recommends them for approval by the Board; and

•The Board reviews the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Audit Committee, the Adviser’s Valuation Committee and, where applicable, the independent valuation firms and other external service providers.
Valuation of each of our investments will generally be made as described above as of the end of each fiscal quarter. In cases where the Company determines its NAV at times other than a quarter end, the Company updates the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, non-quarterly valuations will generally be the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser determines such a change has occurred with respect to one or more investments, the Adviser will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with the Company’s valuation policy, pursuant to authority delegated by the Board.
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
Leverage and Senior Securities; Coverage Ratio. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our shares if our asset coverage, as defined in the 1940 Act, is at or above 150% immediately after each such issuance. On September 25, 2018, our sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. In addition, while any senior securities remain outstanding, we are required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.
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
We also issued five unsecured bonds and may have additional bond offerings in the future.
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
We have also created leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle and may enter into other debt securitizations in the future. Debt securitizations (including in CLOs) are a form of secured financing, which would generally be consolidated on our financial statements and subject to our overall asset coverage requirement. There can be no assurance that we will be able to obtain a CLO debt securitization on favorable terms or at all or that any such financing will benefit our investment performance. We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.
Code of Ethics. We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
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

The Company is a non-diversified, closed-end management investment company that has elected to be regulated as a BDC with limited operating history. As a result, prospective investors have a limited track record and history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objectives and the value of a shareholder’s investment could decline substantially or become worthless. While we believe that the past professional experiences of the Investment Team, including investment and financial experience of the Adviser’s senior management, will increase the likelihood that the Adviser will be able to manage the Company successfully, there can be no assurance that this will be the case.
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

Conditions in the medium- and large-sized U.S. corporate debt market may deteriorate, as seen during the recent financial crisis, which may cause pricing levels to similarly decline or be volatile. During the financial crisis, many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis generating further selling pressure. If similar events occurred in the medium- and large-sized U.S. corporate debt market, our NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations and the market price of our shares.
Our ability to achieve our investment objectives depends on the ability of the Adviser to manage and support our investment process. If the Adviser or Blackstone Credit were to lose any members of their respective senior management teams, our ability to achieve our investment objectives could be significantly harmed.
Since we have no employees, we depend on the investment expertise, skill and network of business contacts of the broader networks of the Adviser and its affiliates. The Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of Blackstone

Credit and its senior management team. The departure of any members of Blackstone Credit’s senior management team could have a material adverse effect on our ability to achieve our investment objectives.
Our ability to achieve our investment objectives depends on the Adviser’s ability to identify and analyze, and to invest in, finance and monitor companies that meet our investment criteria. The Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, the Adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. The Adviser may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.
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
The Adviser depends on its broader organization’s relationships with private equity sponsors, investment banks and commercial banks, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser or its broader organization fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser or its broader organizations have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
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
We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all available capital successfully. In addition, privately-negotiated investments in loans and illiquid securities of private middle market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our shares. Our shareholders will have no input with respect to investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our shares. To the extent we are unable to deploy all available capital, our investment income and, in turn, our results of operations, will likely be materially adversely affected.  There is no assurance that we will be able to consummate investment transactions or that such transactions will be successful.  Blackstone Credit, the Company and their affiliates may also face certain conflicts of interests in connection with any transaction, including any warehousing transaction, involving an affiliate.
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
The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from any securities offering. Therefore, portions of the distributions that we make may represent a return of capital to a shareholder that will lower such shareholder’s tax basis in its shares and reduce the amount of funds we have for investment in targeted assets.
We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this prospectus. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure shareholders that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of this offering or from borrowings in anticipation of future cash flow, which may constitute a return of shareholders’ capital. A return of capital is a return of a shareholder’s investment, rather than a return of earnings or gains derived from our investment activities. A shareholder will not be subject to immediate taxation on the amount of any distribution treated as a return of capital to the extent of the shareholder’s basis in its shares; however, the shareholder’s basis in its shares will be reduced (but not below zero) by the amount of the return of capital, which will result in the shareholder recognizing additional gain (or a lower loss) when the shares are sold. To the extent that the amount of the return of capital exceeds the shareholder’s basis in its shares, such excess amount will be treated as gain from the sale of the shareholder’s shares. Distributions from the proceeds of this offering or from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from securities offerings, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).
Any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser or the Administrator are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser or the Administrator continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our dividend reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Shareholders should also understand that our future repayments to the Adviser will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. The Adviser and the Administrator have no obligation to waive fees or receipt of expense reimbursements, if any.
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

President Biden may support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies.

Additionally, any changes to or repeal of the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth in this prospectus and may result in our investment focus shifting from the areas of expertise of the Adviser to other types of investments in which the Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our financial condition and results of operations and the value of a shareholder’s investment.
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
Transactions denominated in foreign currencies subject us to foreign currency risks.
We hold assets and have made borrowings denominated in foreign currencies including British Pounds Sterling, Euros and Canadian Dollars, and may acquire assets or make borrowings denominated in other foreign currencies, which exposes us to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets or liabilities, as well as our income and cash flows. As a result of foreign currency fluctuations, the value of our liabilities and expenses may increase or the value of our assets and income may decrease due to factors outside of our control, which can have a negative effect on our net asset value and cash available for distribution. Any such changes in foreign currency exchange rates may impact the measurement of such assets or liabilities for purposes of maintaining RIC tax treatment or the requirements under the 1940 Act. We may seek to hedge against currency exchange rate fluctuations by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act, but there is no guarantee such efforts will be successful and such hedging strategies create additional costs. See “We may acquire various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our shareholders.”
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
We and our portfolio companies are susceptible to the effects of economic slowdowns or recessions. The global growth cycle is in a mature phase and signs of slowdown are evident in certain regions around the world, although most economists continue to expect moderate economic growth in the near term, with limited signals of an imminent recession in the U.S. as consumer and government spending remain healthy. Although the broader outlook remains constructive and progress was made on trade, including a phase one deal with China and the United States-Mexico-Canada Agreement, geopolitical instability continues to pose risk. In particular, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current Administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or the conflict between Russia and Ukraine, could lead to disruption, instability and volatility in the global markets. Unfavorable economic conditions would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events may limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments. In addition, the outbreak of COVID-19 in many countries, along with more recent COVID-19 variants, has disrupted global travel and supply chains, and has adversely impacted global commercial activity and a number of industries, such as transportation, hospitality and entertainment. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19, or any future pandemics that may arise, which may have a continued adverse impact on economic and market conditions.

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
Inflation and supply chain risks may adverse impact on our financial condition and results of operations.
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, a rise in energy prices, strong consumer demand as economies continue to reopen and other factors, inflation has accelerated in the U.S. and globally. We believe inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures and supply chain issues could affect our portfolio companies profit margins.

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

The United Kingdom (the “UK”) formally left the European Union (the “EU”) on January 31, 2020 (commonly known as “Brexit”). On May 1, 2021, the E.U.-U.K. Trade and Cooperation Agreement, or the TCA, became effective. The TCA provides the United Kingdom and EU members with preferential access to each other’s markets, without tariffs or quotas on imported products between the jurisdictions, provided that certain rules of origin requirements are complied with. However, economic relations between the United Kingdom and the EU will now be on more restricted terms than existed prior to Brexit. The long-term effects of Brexit are expected to depend on, among other things, any agreements the UK has made, or makes to retain access to EU markets. Brexit could adversely affect European or worldwide economic or market conditions and could contribute to instability in global financial and real estate markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Likewise, similar actions taken by other European and other countries in which we operate could have a similar or even more profound impact.
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

We have formed CLOs and may form additional CLOs in the future, which may subject us to certain structured financing risks.
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
For the CLOs we create we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the shares.
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
Many of our portfolio companies may be susceptible to economic recessions or downturns and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior secured debt. A prolonged recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income and NAV. Certain of our portfolio companies may also be impacted by tariffs or other matters affecting international trade. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and adversely affect our operating results.
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
Our portfolio may be concentrated in a limited number of industries. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize. As of December 31, 2021, we had significant investments in issuers in the health care and software industries.
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
Investing in large private U.S. borrowers may limit the Fund’s ability to achieve high growth rates during times of economic expansion.
Investing in originated assets made to large private U.S. borrowers may result in the Company underperforming other segments of the market, particularly during times of economic expansion, because large private U.S. borrowers may be less responsive to competitive challenges and opportunities in the financial markets. As a result, our value may not rise at the same rate, if at all, as other funds that invest in smaller market capitalization companies that are more capable of responding to economic and industrial changes.
Investing in private companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.
These risk include that:
•these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guarantees we may have obtained in connection with our investment;
•these companies frequently have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•these companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•these companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, Trustees and members of the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
•these companies may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.
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
We intend to invest primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons with less depth and breadth of experience. Therefore, the decisions made by such management teams and/or the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investments and, in turn, on us. Third, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns. Fourth, limited public information generally exists about private companies. Fifth, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. The Adviser would typically assess an investment in a portfolio company based on the Adviser’s estimate of the portfolio company’s earnings and enterprise value, among other things, and these estimates may be based on limited information and may otherwise be inaccurate, causing the Adviser to make different investment decisions than it may have made with more complete information. These private companies and their financial information will not be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.
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
We may from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions if our asset coverage, as defined in the 1940 Act, is at or above 150% immediately after each such loan. The risks in lending portfolio securities, as with other extensions of credit, consist of possible delay in recovery of the securities or possible loss of rights in the collateral should the borrower fail financially. However, such loans will be made only to brokers and other financial institutions that are believed by the Adviser to be of high credit standing. Securities loans are made to broker-dealers pursuant to agreements requiring that loans be continuously secured by collateral consisting of U.S. government securities, cash or cash equivalents (e.g., negotiable certificates of deposit, bankers’ acceptances or letters of credit) maintained on a daily mark-to-market basis in an amount at least equal at all times to the market value of the securities lent. If the Company enters into a securities lending arrangement, the Adviser, as part of its responsibilities under the Investment Advisory Agreement, will invest the Company’s cash collateral in accordance with the Company’s investment objectives and strategies. The Company will pay the borrower of the securities a fee based on the amount of the cash collateral posted in connection with the securities lending program. The borrower will pay to the Company, as the lender, an amount equal to any dividends or interest received on the securities lent.
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
Certain categories of credit default swaps are subject to mandatory clearing, and more categories may be subject to mandatory clearing in the future. The counterparty risk for cleared derivatives is generally lower than for uncleared over-the-counter derivative transactions because generally a clearing organization becomes substituted for each counterparty to a cleared derivative contract and, in effect, guarantees the parties’ performance under the contract as each party to a trade looks only to the clearing house for performance of financial obligations. However, there can be no assurance that a clearing house, or its members, will satisfy the clearing house’s obligations (including, but not limited to, financial obligations and legal obligations to segregate margins collected by the clearing house) to the Company. Counterparty risk with respect to certain exchange-traded and over-the-counter derivatives may be further complicated by recently enacted U.S. financial reform legislation. See “Risk Factors—Risks Related to Debt Financing.”
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
Technological innovations and industry disruptions may negatively impact us.
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

From time to time, we may hold a portion of its investments through partnerships, joint ventures, securitization vehicles or other entities with third-party investors (collectively, “joint ventures”). Joint venture investments involve various risks, including the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with those of the Company, the risk that a joint venture partner may be in a position to take action contrary to the Company’s objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under state law. In addition, we may, in certain cases, be liable for actions of our joint venture partners. The joint ventures in which we participate may sometimes be allocated investment opportunities that might have otherwise gone entirely to the Company, which may reduce our return on equity. Additionally, our joint venture investments may be held on an unconsolidated basis and at times may be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act.
We are subject to risks associated with investing alongside other third parties.

    We may invest in joint ventures alongside third parties through joint ventures, partnerships or other entities in the future. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that such third party may at any time have economic or business interests or goals which are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we may in certain circumstances be liable for actions of such third party.
More specifically, joint ventures involve a third party that has approval rights over activity of the joint venture. The third party may take actions that are inconsistent with our interests. For example, the third party may decline to approve an investment for the joint venture that we otherwise want the joint venture to make. A joint venture may also use investment leverage which magnifies the potential for gain or loss on amounts invested. Generally, the amount of borrowing by the joint venture is not included when calculating our total borrowing and related leverage ratios and is not subject to asset coverage requirements imposed by the 1940 Act. If the activities of the joint venture were required to be consolidated with our activities because of a change in GAAP rules or SEC staff interpretations, it is likely that we would have to reorganize any such joint venture.
Syndication of Co-Investments.

From time to time, we may make an investment with the expectation of offering a portion of its interests therein as a co-investment opportunity to third-party investors. There can be no assurance that we will be successful in syndicating any such co-investment, in whole or in part, that the closing of such co-investment will be consummated in a timely manner, that any syndication will take place on terms and conditions that will be preferable for the Company or that expenses incurred by us with respect to any such syndication will not be substantial. In the event that we are not successful in syndicating any such co-investment, in whole or in part, we may consequently hold a greater concentration and have more exposure in the related investment than initially was intended, which could make the Company more susceptible to fluctuations in value resulting from adverse economic and/or business conditions with respect thereto. Moreover, an investment by us that is not syndicated to co-investors as originally anticipated could significantly reduce our overall investment returns.
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
The incentive fee based on income takes into account our past performance.

Following the consummation of the IPO, the Incentive Fee based on income will be determined and paid quarterly in arrears at the end of each calendar quarter by reference to our aggregate net investment income, as adjusted, from the calendar quarter then ending and the Trailing Twelve Quarters. The effect of calculating the incentive fee using reference to the Trailing Twelve Quarters is that, in certain circumstances, an incentive fee based on income will be payable to the Adviser although our net income for such quarter did not exceed the hurdle rate or the incentive fee will be higher than it would have been if calculated based on our performance for the applicable quarter without taking into account the Trailing Twelve Quarters. For example, if we experience a net loss for any particular quarter, an incentive fee may still be paid to the Adviser if such net loss is less than the net loss for the most recent quarter that preceded the Trailing Twelve Quarters. In such circumstances, the Adviser would be entitled to an incentive fee whereas it would not have been entitled to an incentive fee if calculated solely on the basis of our performance for the applicable quarter.
There may be conflicts of interest related to obligations that the Adviser’s senior management and Investment Team have to other clients.
The members of the senior management and Investment Team of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. In particular, we will rely on the Adviser to manage our day-to-day activities and to implement our investment strategy. The Adviser and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, the Adviser, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated equipment funds. The Adviser and its officers and employees will devote only as much of its or their time to our business as the Adviser and its officers and employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
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
We do not own the Blackstone name, but we are permitted to use it as part of our corporate name pursuant to the Investment Advisory Agreement. Use of the name by other parties or the termination of the Investment Advisory Agreement may harm our business.
D.Risks Related to Business Development Companies
The requirement that we invest a sufficient portion of our assets in Qualifying Assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a BDC.
Under the 1940 Act, a BDC may not acquire any asset other than Qualifying Assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are Qualifying Assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not Qualifying Assets. Conversely, if we fail to invest a sufficient portion of our assets in Qualifying Assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.
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
For U.S. federal income tax purposes, we are required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for RIC tax treatment and thus we may become subject to corporate-level income tax.
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
The net proceeds from the sale of shares will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as base management fees, incentive fees and other expenses. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to create and maintain a broad portfolio of investments and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.
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
E.Risks Related to Debt Financing

When we use leverage, the potential for loss on amounts invested in us and may increase the risk of investing in us. Leverage may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders, and result in losses.
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
We use and intend to continue to use leverage to finance our investments. The amount of leverage that we employ will depend on the Adviser’s and our Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
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

Although leverage has the potential to enhance overall returns that exceed the Company’s cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Company’s cost of funds. In addition, borrowings and reverse repurchases agreements or similar arrangements in which the Company may engage may be secured by the shareholders’ investments as well as by the Company’s assets and the documentation relating to such transactions may provide that during the continuance of a default under such arrangement, the interests of the holders of shares may be subordinated to the interests of the Company’s lenders or debtholders.
Our credit facilities and unsecured notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a regulated investment company under the 1940 Act. A failure to renew our facilities or to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition, results of operations and liquidity.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources” for more information regarding our borrowings.
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

The Notes present other risks to common shareholders, including the possibility that such notes could discourage an acquisition of us by a third party.

Certain provisions of the Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the Notes will have the right, at their option, to require us to repurchase all of their notes or any portion of the principal amount of such notes in integral multiples of $1,000. These provisions could discourage an acquisition of us by a third party.

Failure to refinance our existing Notes could have a material adverse effect on our results of operations and financial position.

The 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes mature on various dates ranging from July 14, 2023 to September 30, 2028. If we are unable to refinance the Notes or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding at maturity through one or more of the following: (1) borrowing additional funds under our then current credit facility, (2) issuance of additional common shares or (3) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position.

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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (1)	-26.60%	-15.16%	-3.72%	7.72%	19.17%
(1)Based on (i) $10.2 billion in total assets as of December 31, 2021, (ii) $5.5 billion in outstanding indebtedness as of December 31, 2021, (iii) $4.4 billion in net assets as of December 31, 2021 and (iv) an annualized average interest rate, including fees (such as fees on undrawn amounts and amortization of financing costs), on our indebtedness, as of December 31, 2021, of 2.98%.
Based on an outstanding indebtedness of $5.5 billion as of December 31, 2021 and the weighted average effective annual interest rate, including fees (such as fees on undrawn amounts and amortization of financing costs), of 2.98% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 1.62% to cover annual interest payments on the outstanding debt. For more information on our indebtedness, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
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
To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and quarterly asset diversification requirements. If we do not qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Furthermore, we have elected to amortize market discount and include such amounts in our taxable income on a current basis, instead of upon disposition of the applicable debt obligation.
Because any original issue discount, market discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus we may become subject to corporate-level income tax.
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
G.Risks Related to an Investment in the Common Shares
We cannot assure you that the market price of common shares will not decline below the IPO price or below our NAV. Our common share price may be volatile and may fluctuate substantially.
We currently list our common shares on the NYSE under the symbol “BXSL.” We cannot assure you that the trading market can be sustained. In addition, we cannot predict the prices at which our common shares will trade. The IPO offering price for our common shares was determined through our negotiations with the IPO underwriters and may not bear any relationship to the market price at which it may trade in the future. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and commissions and related offering expenses. Also, shares of closed-end investment companies, including BDCs, frequently trade at a discount from their net asset value and our shares may also be discounted in the market. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common shares will trade at, above or below net asset value. The risk of loss associated with this characteristic of closed-end management investment companies may be greater for investors expecting to sell common shares purchased in the offering soon after the offering. In addition, if our common shares trades below its net asset value, we will generally not be able to sell additional common shares to the public at its market price without first obtaining the approval of a majority of our shareholders (including a majority of our unaffiliated shareholders) and our independent directors for such issuance.
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

On October 18, 2021, our Board approved the Company 10b5-1 Plan. Under the Company 10b5-1 Plan, Morgan Stanley & Co. LLC, as agent for the Company, will acquire up to approximately $262 million (representing the net proceeds from the IPO) in the aggregate of our common shares during the period beginning on November 26, 2021 and will terminate upon the earliest to occur of (i) 12-months (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals approximately $262 million (representing the net proceeds from the IPO) and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.

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
Our Board may undertake to approve mergers between us and certain other funds or vehicles.  Subject to the requirements of the 1940 Act and NYSE rules, such mergers will not require shareholder approval so shareholders will not be given an opportunity to vote on these matters unless such mergers are reasonably anticipated to result in a material dilution of the NAV per Share of the Company.  These mergers may involve funds managed by affiliates of Blackstone Credit.  The Board may also convert the form and/or jurisdiction of organization, including to take advantage of laws that are more favorable to maintaining board control in the face of dissident shareholders.
Investing in our shares involves a high degree of risk.
The investments we make in accordance with our investment objectives may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.
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
Any shares issued prior to the IPO or currently owned by our affiliates, as defined in the Securities Act, will be subject to the public information, manner of sale and volume limitations of Rule 144 under the Securities Act. The remaining common shares outstanding upon the completion of the IPO will be “restricted securities” under the meaning of Rule 144 promulgated under the Securities Act and may only be sold if such sale is registered under the Securities Act or exempt from registration, including the exemption under Rule 144.
In addition, without the consent of the Adviser:

•     prior to January 3, 2022, a shareholder was not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber any common share held by such shareholder prior to the date of the IPO (and any DRIP shares received with respect to such common shares);

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

Potential Conflicts of Interest
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
Performance Based Compensation and Management Fees. The existence of the incentive fees payable to Blackstone Credit may create a greater incentive for Blackstone Credit to make more speculative investments on behalf of the Company, or to time the purchase or sale of investments in a manner motivated by the personal interests of Blackstone Credit and/or Blackstone personnel. However, the fact that the hurdle rate for the incentive fee based on income is calculated on an aggregate basis each quarter and that realized and unrealized losses are netted against realized gains for the incentive fee based on capital gains should reduce the incentives for the Adviser to make more speculative investments or otherwise time the purchase or sale of investments. Our Board will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.
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

The Firm’s Policies and Procedures. Because the Firm has many different asset management and advisory businesses, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would be subject if it had just one line of business. Certain policies and procedures implemented by the Firm to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions, such as the Firm’s information wall policy, will from time to time reduce the synergies and collaboration across the

Firm’s various businesses that the Company expects to draw on for purposes of identifying, pursuing and managing attractive investment opportunities. For example, the Firm will come into possession of material non-public information with respect to companies, including companies in which the Company has investments or is considering making investments. The information, which could be of benefit to the Company, is likely to be restricted to those other businesses and otherwise be unavailable to the Company. It is also possible that the Company could be restricted from trading despite the fact that the Company did not receive such information. The inability to buy or sell securities in such circumstances could materially adversely affect the investment results of the Company, including but not limited to a material loss with respect to an individual investment or differing results than those obtained by Other Clients with respect to the same investment. Additionally, the Firm may restrict or otherwise limit the Company and/or its portfolio companies from entering into agreements with, or related to, companies that either are advisory clients of the Firm or in which any fund of the Firm has invested or has considered making an investment. The Firm will from time to time restrict or otherwise limit the ability of the Company and/or its portfolio companies to make investments in or otherwise engage in businesses or activities competitive with companies of other advisory clients of the Firm, either as a result of contractual restrictions or otherwise. Furthermore, there will be circumstances in which affiliates of the Firm (including Other Clients) may refrain from taking certain confidential information in order to avoid trading restrictions. Finally, the Firm has and will enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although possibly intended to provide greater opportunities for the Company, may require the Company to share such opportunities or otherwise limit the amount of an opportunity the Company can otherwise take. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of the Firm to share information internally.

Blackstone Credit Advantage. Blackstone Credit Advantage is a global platform within Blackstone Credit’s Performing Credit team. The Credit Advantage team makes use of Blackstone’s centralized Portfolio Operations Group (the “Portfolio Operations Group”) and seeks to provide access to a range of cost-saving, revenue-generating and best-practice sharing opportunities for Blackstone Credit portfolio companies. The Portfolio Operations Group is organized into seven functional areas, across geographic regions and industry verticals:

Procurement: Blackstone’s Group Purchasing program harnesses spending from portfolio companies across more than 75 categories, including IT hardware and software, office supplies, shipping, energy and telecommunications.

Healthcare Cost Containment: Blackstone’s Equity Healthcare team partners with portfolio companies to optimize the strategy and value of healthcare spending by reducing cost and improving the quality of healthcare services received by employees and their dependents. Equity Healthcare is one of the largest private sector purchasers of healthcare services in the United States and has helped drive cumulative healthcare cost savings to portfolio companies and strengthened portfolio companies’ ability to attract and retain talent.

Lean Process: The lean process team seeks to drive transformational improvements focused on material and information flows by reducing waste and non-value add activities across manufacturing functions. It develops prescriptive solutions for portfolio companies and aligns with senior leadership to support tailored strategies and guide management teams in executing and sustaining improved workflow processes.

Leadership and Talent: The Portfolio Operations Group employs the following strategies to optimize leadership and organizational performance: (i) delivering fit-for-purpose resources to portfolio companies, which include non-executive chairpersons, board members, advisors, and operating specialists, (ii) strengthening company teams and organizational practices through assisting with restructuring, integrations and growth actions, and (iii) convening conferences for portfolio company executives to share best practices and improve alignment to the Firm.

Sustainability: By improving the operation and maintenance of mechanical systems, the Portfolio Operations Group seeks to reduce energy spend while improving productivity, safety, and environmental performance.

Technology / BPO: Blackstone’s Technology / BPO team helps the portfolio management teams recruit/ upgrade their information technology leadership teams; import contemporary operating systems and application software to address their respective business priorities; leverage portfolio investments in technology companies to promote and serve the overall portfolio interests; and evaluate and negotiate preferred partnerships with digital/technology suppliers, advisors, and consultants from around the world.

Data Science: The Firm has invested in a team of data scientists and engineers to help the portfolio companies realize operational efficiencies and drive new revenue through data and analytics. This team focuses on (i) building predictive models to enhance decision making; (ii) leveraging big data within operations; (iii) data visualization to democratize access to information; and (iv) data monetization.

Members of Blackstone’s Portfolio Operations Group, who are Blackstone employees, are permitted to provide services to the Company’s portfolio companies, including without limitation those related to the functional areas described above and other similar management consulting, operational and financial matters and are permitted to participate in the Firm co-investment rights. There can be no assurance that members of the Portfolio Operations Group will be able to provide their services to portfolio companies and/or that any individuals within the Portfolio Operations Group will remain employed by Blackstone. The level of involvement and role of Blackstone’s Portfolio Operations Group within each part of Blackstone with respect to the Company or any of the Company’s portfolio companies may vary, including having no involvement or role at all. In addition, the Portfolio Operations Group will provide services to the Company or the Company’s portfolio companies as described in more detail in “—Firm Affiliated Service Providers”, including facilitation of arrangements for obligors relating to group procurement (such as the group purchasing organization) and other operational, administrative or management related matters from third parties or Firm affiliates, and other similar operational initiatives. These services may result in commissions or similar payments, including related to a portion of the savings achieved by the portfolio companies, and in each case payments made to the Firm in connection therewith will not offset the management fee. See also “—Group Procurement; Discounts” and “—Firm Affiliated Service Providers” for further information regarding such programs.
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

Advisors, Consultants and Operating Partners. Blackstone Credit may engage and retain strategic advisers, consultants, senior advisors, executive advisors, industry experts, operating partners, deal sourcers and/or other similar professionals (which may include former Blackstone and/or Blackstone Credit employees as well as current and former employees of portfolio companies of Blackstone and/or Blackstone Credit) as well as consultants, and other similar professionals who are not employees or affiliates of Blackstone Credit (collectively, “Consultants”), including through joint ventures, investment platforms, other entities or similar arrangements, and who will, from time to time, receive payments from, or allocations of a profits interest with respect to, portfolio companies (as well as from Blackstone Credit or the Company). In particular, in some cases, Consultants, including those with a “Senior Advisor” title, have been and will be engaged with the responsibility to source and recommend transactions to Blackstone Credit or to undertake a build-up strategy to acquire and develop assets and businesses in a particular sector or involving a particularly strategy, potentially on a full-time and/or exclusive basis and notwithstanding any overlap with the responsibilities of Blackstone Credit under the Advisory Agreement, the compensation to such consultants may be borne fully by the Company, Other Clients and/or portfolio companies (with no reduction to management fee payable by the Company) and not Blackstone Credit. In such circumstances, such payments from, or allocations of a profits interest with respect to, portfolio companies and/or the Company may, subject to applicable law, be treated as Company Expenses and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by Blackstone Credit, be deemed paid to or received by Blackstone Credit, and such amounts will not reduce the management fees or incentive fees payable.

To the extent permitted by applicable law and/or any applicable SEC-granted exemptive or no-action relief, these Consultants often have the right or may be offered the ability to (i) co-invest alongside the Company, including in the specific investments in which they are involved (and for which they may be entitled to receive performance-related incentive fees, which will reduce the Company’s returns), (ii) otherwise participate in equity plans for management of any such portfolio company or (iii) invest directly in the Company or in a vehicle controlled by the Company subject to reduced or waived management fees and/or incentive fees, including after the termination of their engagement by or other status with the Firm. Such co-investment and/or participation generally will result in the Company being allocated a smaller share of the applicable investment will not be considered as part of the Firm’s side-by-side co-investment rights. Such co-investment and/or participation may vary by transaction and such participation may, depending on its structure, reduce the Company’s returns.

Additionally, and notwithstanding the foregoing, these Consultants, as well as other Blackstone clients (as defined below), may be (or have the preferred right to be) investors in Blackstone Credit’s portfolio companies (which, in some cases, may involve agreements to pay performance fees or allocate profits interests to such persons in connection with the Company’s investment therein, which will reduce the Company’s returns) and/or Other Clients. Such Consultants, as well as other Blackstone clients, may also, subject to applicable law, have rights to co-invest with the Company on a side-by-side basis, which rights are generally offered on a no-fee/no-carried interest basis and generally result in the Company being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side participation.

The time, dedication and scope of work of, and the nature of the relationship with each of the Consultants vary considerably. In certain cases, they may provide the Adviser and/or Blackstone Credit with industry-specific insights and feedback on investment themes, assist in transaction due diligence or make introductions to and provide reference checks on management teams. In other cases, they take on more extensive roles (and may be exclusive service providers to Blackstone Credit) and serve as executives or directors on the boards of portfolio companies or contribute to the identification and origination of new investment opportunities. The Company may rely on these Consultants to recommend Blackstone Credit as a preferred investment partner, identify investments, source opportunities, and otherwise carry out its investment program, but there is no assurance that these advisers will continue to be involved with the Company for any length of time. In certain instances, Blackstone Credit has formal arrangements with these Consultants (which may or may not be terminable upon notice by any party), and in other cases the relationships are more informal. They are either compensated (including pursuant to retainers and expense reimbursement, and, in any event, pursuant to negotiated arrangements that will not be confirmed as being comparable to the market rates for such services) by Blackstone Credit, the Company, and/or portfolio companies or otherwise uncompensated unless and until an engagement with a portfolio company develops. In certain cases, they have certain attributes of Blackstone Credit “employees” (e.g., they may have dedicated offices at Blackstone Credit, receive administrative support from Blackstone Credit personnel, participate in general meetings and events for Blackstone Credit personnel, work on Blackstone Credit matters as their primary or sole business activity, service Blackstone Credit exclusively, have Blackstone Credit-related e-mail addresses and/or business cards and participate in certain benefit arrangements typically reserved for Blackstone Credit employees, etc.) even though they are not considered Blackstone Credit employees, affiliates or personnel for purposes of the Investment Advisory Agreement between the Company and Blackstone Credit. Some Consultants work only for the Company and its portfolio companies, while others may have other clients. The determination of whether a particular party is a Consultant will be made by Blackstone Credit, in its sole discretion. Over time, certain existing and former employees of Blackstone (including senior personnel) may transition to a Consultant role, which shifts the burden of compensating such persons from Blackstone to the Company, Other Clients and/or their portfolio companies, and any compensation received by such persons will not reduce any management fees. Consultants could have conflicts of interest between their work for the Company and its portfolio companies, on the one hand, and themselves or other clients, on the other hand, and Blackstone Credit is limited in its ability to monitor and mitigate these conflicts. Blackstone Credit expects, where applicable, to allocate the costs of such Consultants to the Company and/or applicable portfolio companies, and to the extent any such costs are allocated to the Company, they would be treated as Company Expenses. Payments or allocations to

Consultants will not be reduced by the management fee, and can be expected to increase the overall costs and expenses borne indirectly by investors in the Company. There can be no assurance that any of the Consultants, to the extent engaged, will continue to serve in such roles and/or continue their arrangements with Blackstone Credit, the Company and/or any portfolio companies for the duration of the relevant investments or throughout the term of the Company.
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
In addition, the Adviser may engage third parties as Consultants (or in another similar capacity) in order to advise it with respect to existing investments, specific investment opportunities, and economic and industry trends. Such Consultants may receive reimbursement of reasonable related expenses by portfolio companies or the Company and may have the opportunity to invest in a portion of the equity and/or debt available to the Company for investment that would otherwise be taken by the Adviser and its affiliates. If such Consultants generate investment opportunities on the Company’s behalf, such Consultants may receive special additional fees or allocations comparable to those received by a third party in an arm’s length transaction and such additional fees or allocations would be borne fully by the Company and/or portfolio companies (with no reduction to management fees) and not Blackstone Credit.
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

Data Management Services. Blackstone or an affiliate of Blackstone formed in the future may provide Data Management Services (as defined below) to portfolio companies and may also provide such services directly to the Company and Other Clients (collectively, “Data Holders”). Such services may include assistance with obtaining, analyzing, curating, processing, packaging, organizing, mapping, holding, transforming, enhancing, marketing and selling such data (among other related data management and consulting services) for monetization through licensing or sale arrangements with third parties and, subject to applicable law and the limitations in the Investment Advisory Agreement and any other applicable contractual limitations, with the Company, Other Clients, portfolio companies and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Clients make investments, and portfolio companies thereof) (the “Data Management Services”). If Blackstone enters into data services arrangements with portfolio companies and receives compensation from such portfolio companies for such data services, the Company will indirectly bear its share of such compensation based on its pro rata ownership of such portfolio companies. Where Blackstone believes appropriate, data from one Data Holder may be pooled with data from other Data Holders. Any revenues arising from such pooled data sets would be allocated between applicable Data Holders on a fair and reasonable basis as determined by Blackstone Credit in its sole discretion, with Blackstone Credit able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable. Blackstone is expected to receive compensation for such Data Management Services, which may include a percentage of the revenues generated through any licensing or sale arrangements with respect to the relevant data, and which compensation may also include fees, royalties and cost and expense reimbursement (including start-up costs and allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses)), provided that any compensation amounts will not exceed market rates for such services as determined by Blackstone Credit to be appropriate under the circumstances. Additionally, Blackstone may determine to share the products from such Data Management Services within Blackstone or its affiliates (including Other Clients or their portfolio companies) at no charge and, in such cases, the Data Holders would not receive any financial or other benefit from having provided such data to Blackstone. The potential receipt of such compensation by Blackstone could create incentives for the Firm to cause the Company to invest in portfolio companies with a significant amount of data that it might not otherwise have invested in or on terms less favorable than it otherwise would have sought to obtain.

Blackstone and Blackstone Credit Strategic Relationships. Blackstone and Blackstone Credit have entered, and it can be expected that Blackstone and Blackstone Credit in the future will enter, into strategic relationships with investors (and/or one or more of their affiliates) that involve an overall relationship with Blackstone or Blackstone Credit that could incorporate one or more strategies in addition to the Company’s strategy (“Strategic Relationships”), with terms and conditions applicable solely to such investor and its investment in multiple Blackstone or Blackstone Credit strategies that would not apply to any other investor’s investment in the Company. A Strategic Relationship often involves an investor agreeing to make a capital commitment to or investment in (as applicable) multiple Blackstone or Blackstone Credit funds, one of which may include the Company. Shareholders will not receive a copy of any agreement memorializing such a Strategic Relationship program (even if in the form of a side letter) and will be unable to elect in the “most-favored-nations” election process any rights or benefits afforded through a Strategic Relationship. Specific examples of such additional rights and benefits include, among others, specialized reporting, discounts on and/or reimbursement of management fees or carried interest, secondment of personnel from the investor to Blackstone or Blackstone Credit (or vice versa), rights to participate in the investment review and evaluation process, as well as priority rights or targeted amounts for co-investments alongside Blackstone Credit or Blackstone funds (including, without limitation, preferential or favorable allocation of co-investment and preferential terms and conditions related to co-investment or other participation in Blackstone or Blackstone Credit funds (including in respect of any carried interest and/or management fees to be charged with respect thereto, as well as any additional discounts or rebates with respect thereto or other penalties that may result if certain target co-investment allocations or other conditions under such arrangements are not achieved)). The co-investment that is part of a Strategic Relationship may include co-investment in investments made by the Company. Blackstone, including its personnel (including Blackstone Credit personnel), may receive compensation from Strategic Relationships and be incentivized to allocate investment opportunities away from the Company to or source investment opportunities for Strategic Relationships. Strategic Relationships may therefore result in fewer co-investment opportunities (or reduced or no allocations) being made available to shareholders, subject to the 1940 Act.

Portfolio Operations Group. Members of Blackstone’s Portfolio Operations group (the “Portfolio Operations”), who are Blackstone employees, are permitted to provide services to the Company’s portfolio companies, and any payments made by such portfolio companies to Blackstone for reimbursement of the internal compensation costs for time spent on such portfolio companies will not reduce the management fee payable by the Company. As a result, Blackstone may be incentivized to cause members of the Portfolio Operations group to spend more time on the Company’s portfolio companies as compared to portfolio companies of Other Clients that do reduce the management fee offset. There can be no assurance that members of the Portfolio Operations group will be able to provide their services to portfolio companies and/or that any individuals within the Portfolio Operations group will remain employed by Blackstone through the term of the Company.

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

Blackstone’s Relationship with Pátria. On October 1, 2010, Blackstone purchased a 40% equity interest in Pátria Investments Limited and Pátria Investimentos Ltda. (collectively, “Pátria”). Pátria is a leading alternative asset manager in Latin America. Pátria’s alternative asset management businesses include the management of private equity funds, real estate funds, infrastructure funds and hedge funds (e.g., a multi-strategy fund and a long/short equity fund). On January 26, 2021, Pátria completed its initial public offering, pursuant to which Blackstone sold a portion of its interest and no longer has representatives or the right to designate representatives on Pátria’s board of directors. As a result of Pátria’s pre-IPO reorganization transactions (which included Blackstone’s sale of 10% of Pátria’s pre-IPO shares to Pátria’s controlling shareholder) and the consummation of the IPO, Blackstone is deemed to no longer have significant influence over Pátria due to its decreased ownership and lack of board representation.

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

Other Affiliate Transactions and Investments in Different Levels of Capital Structure. From time to time, the Company and the Other Clients may make investments at different levels of an issuer’s capital structure or otherwise in different classes of an issuer’s securities or loans, subject to the limitations of the 1940 Act. While less common, subject to applicable law, from time to time the Company could hold an investment in a different layer of the capital structure than an investor or another party with which Blackstone has a material relationship, in which case Blackstone could have an incentive to cause the Company or the portfolio company to offer more favorable terms to such parties (including, for instance, financing arrangements). Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities or loans that may be held by such entities. To the extent the Company holds securities or loans that are different (including with respect to their relative seniority) than those held by an Other Client, the Adviser and its affiliates may be presented with decisions when the interests of the funds are in conflict. For example, conflicts could arise where the Company lends funds to a portfolio company while an Other Client invests in equity securities of such portfolio company. In this circumstance, for example, if such portfolio company were to go into bankruptcy, become insolvent or otherwise be unable to meet its payment obligations or comply with its debt covenants, conflicts of interest could arise between the holders of different types of securities or loans as to what actions the portfolio company should take. In addition, purchases or sales of securities or loans for the account of the Company (particularly marketable securities) will be bunched or aggregated with orders for Other Clients, including other funds. It is frequently not possible to receive the same price or execution on the entire volume of securities sold, and the various prices may be averaged, which may be disadvantageous to the Company. Further conflicts could arise after the Company and Other Clients have made their respective initial investments. For example, if additional financing is necessary as a result of financial or other difficulties, it may not be in the best interests of the Company to provide such additional financing. If the Other Clients were to lose their respective investments as a result of such difficulties, the ability of the Adviser to recommend actions in the best interests of the Company might be impaired. Any applicable co-investment order issued by the SEC may restrict the Company’s ability to participate in follow-on financings. Blackstone Credit may in its discretion take steps to reduce the potential for adversity between the Company and the Other Clients, including causing the Company and/or such Other Clients to take certain actions that, in the absence of such conflict, it would not take. Such conflicts will be more difficult if the Company and Other Clients hold significant or controlling interests in competing or different tranches of a portfolio company’s capital structure. Equity holders and debt holders have different (and often competing) motives, incentives, liquidity goals and other interests with respect to a portfolio company. In addition, there may be circumstances where Blackstone Credit agrees to implement certain procedures to ameliorate conflicts of interest that may involve a forbearance of rights relating to the Company or Other Clients, such as where Blackstone Credit may cause the Company or Other Clients to decline to exercise certain control- and/or foreclosure-related rights with respect to a portfolio company.

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

Any financing provided by a shareholder or an affiliate to the Company or a portfolio company is not an investment in the Company.

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

Moreover, with respect to Blackstone Credit’s ability to allocate investment opportunities, including where such opportunities are within the common objectives and guidelines of the Company and one or more Other Clients (which allocations are to be made on a basis that Blackstone Credit believes in good faith to be fair and reasonable), Blackstone Credit and Blackstone have established general guidelines and policies, which it may update from time to time, for determining how such allocations are to be made, which, among other things, set forth principles regarding what constitutes “debt” or “debt-like” investments, criteria for defining “control-oriented equity” or “infrastructure” investments, guidance regarding allocation for certain types of investments (e.g., distressed energy) and other matters. In addition, certain Other Clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such Other Clients’ respective governing agreements. The application of those guidelines and conditions may result in the Company or Other Clients not participating (and/or not participating to the same extent) in certain investment opportunities in which they would have otherwise participated had the related allocations been determined without regard to such guidelines and conditions and based only on the circumstances of those particular investments. Additionally, investment opportunities sourced by Blackstone Credit will be allocated in accordance with Blackstone’s and Blackstone Credit’s allocation policies, which may provide that investment opportunities will be allocated in whole or in part to other business units of the Firm on a basis that Blackstone and Blackstone Credit believe in good faith to be fair and reasonable, based on various factors, including the involvement of the respective teams from Blackstone Credit and such other business units. It should also be noted that investment opportunities sourced by business units of the Firm other than Blackstone Credit will be allocated in accordance with such business units’ allocation policies, which will result in such investment opportunities being allocated, in whole or in part, away from Blackstone Credit, the Company and Other Blackstone Credit Clients. In addition, we may offer opportunities appropriate for the Company to subsidiaries not wholly owned by the Company, which will result in the Company having less exposure to such assets than it otherwise would have if it did not offer these opportunities to subsidiaries.

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

Co-Investment. The Company will co-invest with its shareholders, limited partners and/or shareholders of the Other Clients, the Firm’s affiliates and other parties with whom Blackstone Credit has a material relationship. The allocation of co-investment opportunities is entirely and solely in the discretion of Blackstone Credit, subject to applicable law. In addition to participation by Consultants in specific transactions or investment opportunities, Consultants and/or other Firm employees may be permitted to participate in the Firm’s side-by-side co-investment rights. Such rights generally do not provide for a management fee or carried interest payable by participants therein and generally result in the Company being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side. Furthermore, Other Clients will be permitted (or have a preferred right) to participate in the Firm’s side-by-side co-investment rights.

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

Outsourcing. Subject to the oversight and, in certain circumstances, approval by the Board of the Company, Blackstone may outsource to third parties many of the services performed for the Company and/or its portfolio entities, including services (such as administrative, legal, accounting, tax or other related services) that can be or historically have been performed in-house by Blackstone and its personnel. For certain third-party service providers, the fees, costs and expenses of such service providers will be borne by the Company, and in other circumstances, the fees, costs and expenses of such service providers will be borne by Blackstone. Certain third- party service providers and/or their employees will dedicate substantially all of their business time to the Company, Other Clients and/or their respective portfolio entities, while others will have other clients. In certain cases, third- party service providers and/or their employees may spend a significant amount of time at

Blackstone offices, have dedicated office space at Blackstone, receive administrative support from Blackstone personnel or participate in meetings and events for Blackstone personnel, even though they are not Blackstone employees or affiliates. This creates a conflict of interest because Blackstone will have an incentive to outsource services to third parties due to a number of factors, including because retaining third parties will reduce Blackstone’s internal overhead and compensation costs for employees who would otherwise perform such services in-house.

The involvement of third-party service providers may present a number of risks due to Blackstone’s reduced control over the functions that are outsourced. There can be no assurances that Blackstone will be able to identify, prevent or mitigate the risks of engaging third-party service providers. The Company may suffer adverse consequences from actions, errors or failures to act by such third parties, and will have obligations, including indemnity obligations, and limited recourse against them. Outsourcing may not occur uniformly for all Blackstone managed vehicles and accounts and, accordingly, certain costs may be incurred by (or allocated to) the Company through the use of third-party service providers that are not incurred by (or allocated to) Other Clients.

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

Portfolio Company Relationships Generally. The Company’s portfolio companies are expected to be counterparties to or participants in agreements, transactions or other arrangements with portfolio companies of Other Clients for the provision of goods and services, purchase and sale of assets and other matters. Although the Firm may determine that such agreements, transactions or other arrangements are consistent with the requirements of such Other Clients’ offering and/or governing agreements, such agreements, transactions or other arrangements may not have otherwise been entered into but for the affiliation with Blackstone Credit and/or Blackstone. These agreements, transactions or other agreements involve fees, commissions, servicing payments and/or discounts to Blackstone Credit, any Blackstone affiliate (including personnel) or a portfolio company, none of which reduce the management fee payable by the Company. This may give rise to actual or potential conflicts of interest for the Adviser, the Company and/or their respective affiliates, as such agreements, transactions and arrangements may be more favorable for on portfolio company than another, thus benefiting the Company or Other Clients at the expense of the other. For example, the Firm may cause, or offer the opportunity to, portfolio companies to enter into agreements regarding group procurement (such as the group purchasing organization), benefits management, purchase of title and/or other insurance policies (which may be pooled across portfolio companies and discounted due to scale) and other operational, administrative or management related matters from a third party or a Firm affiliate, and other similar operational initiatives that may result in commissions or similar payments, including related to a portion of the savings achieved by the portfolio company. Such agreements, transactions or other arrangements may be entered into without the consent or direct involvement of the Company and/or such Other Client or the consent of the Board of Trustees and/or the shareholders of the Company or such Other Client (including, without limitation, in the case of minority and/or non-controlling investments by the Company in such portfolio companies or the sale of assets from one portfolio company to another) and/or such Other Client. In any such case, the Company may not be involved in the negotiation process, and there can be no assurance that the terms of any such agreement, transaction or other arrangement will be as favorable to the Company as otherwise would be the case if the counterparty were not related to the Firm.

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

Further, portfolio companies with respect to which the Company may elect members of the board of directors may, as a result, subject the Company and/or such directors to fiduciary obligations to make decisions that they believe to be in the best interests of any such portfolio company. Although in most cases the interests of the Company and any such portfolio company will be aligned, this may not always be the case. This can be expected to create conflicts of interest between the relevant director’s obligations to any such portfolio company and its stakeholders, on the one hand, and the interests of the Company, on the other hand. Although Blackstone Credit will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for the Company. For instance, such positions could impair the ability of the Company to sell the securities of an issuer in the event a director receives material non-public information by virtue of his or her role, which would have an adverse effect on the Company. Furthermore, an employee of Blackstone serving as a director to a portfolio company owes a fiduciary duty to the portfolio company, on the one hand, and the Company, on the other hand, and such employee may be in a position where they must make a decision that is either not in the best interest of the Company, or is not in the best interest of the portfolio company. Blackstone personnel serving as directors may make decisions for a portfolio company that negatively impact returns received by the Company as an investor in the portfolio company. In addition, to the extent an employee serves as a director on the board of more than one portfolio company, such employees’ fiduciaries duties among the two portfolio companies can be expected to create a conflict of interest. Certain decisions made by a director may subject the Adviser, its affiliates or the Company to claims they would not otherwise be subject to as an investor, including claims of breach of duty of loyalty, securities claims and other director-related claims. In general, the Company will indemnify the Adviser and Blackstone Credit personnel from such claims.

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

Refinitiv. On October 1, 2018, a consortium led by Blackstone announced that private equity funds managed by Blackstone had completed an acquisition of Thomson Reuters’ Financial & Risk business (“Refinitiv”). On January 29, 2021, Refinitiv was sold to London Stock Exchange Group (“LSEG”), with Blackstone private equity funds receiving a minority stake in LSEG. Refinitiv operates a pricing service that provides valuation services and may provide goods and services for the Company and its portfolio companies.

Kryalos. Blackstone through one or more Other Clients has made a minority investment in Kryalos Investments S.r.l. (“Kryalos”), an operating partner in certain real estate investments made by Other Clients. Kryalos may perform services for the Company and its portfolio companies.

Valkyrie. Valkyrie BTO Aviation LLC (“Valkyrie”) is a Blackstone affiliate that provides asset management and loan servicing solutions for investments in the aviation space, including for investments by the Company, Other Clients and their portfolio companies, affiliates and related parties. The asset management services provided by Valkyrie with respect to such investments can be expected to include, without limitation, origination or sourcing of investment opportunities, diligence, negotiation, analysis, servicing, development, management and disposition and other related services (e.g., marketing, financial, administrative, legal and risk management). In exchange for such services, Valkyrie earns fees, including through incentive-based compensation payable to their management team, which would have otherwise been paid to third parties. As a result of the foregoing and Blackstone’s ownership of Valkyrie, Blackstone may be incentivized to participate in and pursue more aviation-related transactions due to the prospect of Valkyrie earning such fees. Engaging Valkyrie to perform services will reduce Blackstone’s internal overhead and compensation costs for employees who would otherwise perform such services. As a result, while Blackstone believes that Valkyrie will provide services at or better than those provided by third parties, there is an inherent conflict of interest that would incentivize Blackstone to pursue aviation-related transactions and engage Valkyrie to perform such services.

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

Where compensation paid to an affiliated service provider from the Company or its portfolio company is based on market rates, such compensation will not be based on the cost incurred by the applicable service provider and therefore will likely result in a profit to such service provider. In the event the service provider is an affiliate of Blackstone Credit, Blackstone

Credit experiences a conflict of interest in determining the terms of any such engagement. There can be no assurance that an unaffiliated third party would not charge a lesser rate.

Service Providers, Vendors and Other Counterparties Generally. Certain third party advisors and other service providers and vendors to the Company and its portfolio companies (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, title agents and investment or commercial banking firms) are owned by the Firm, the Company or Other Clients or provide goods or services to, or have other business, personal, financial or other relationships with, the Firm, the Other Clients and their respective portfolio companies and affiliates and personnel. Such advisors and service providers referred to above may be investors in the Company, affiliates of the Adviser, sources of financing and investment opportunities or co-investors or commercial counterparties or entities in which the Firm and/or Other Clients have an investment, and payments by the Company and/or such entities may indirectly benefit the Firm, the Other Clients and their respective portfolio companies or any affiliates or personnel. Also, advisors, lenders, investors, commercial counterparties, vendors and service providers (including any of their affiliates or personnel) to the Company and its portfolio companies could have other commercial or personal relationships with the Firm, Other Clients and their respective portfolio companies, or any affiliates, personnel or family members of personnel of the foregoing. Although the Firm selects service providers and vendors it believes are most appropriate in the circumstances based on its knowledge of such service providers and vendors (which knowledge is generally greater in the case of service providers and vendors that have other relationships to the Firm), the relationship of service providers and vendors to the Firm as described above will influence the Firm in deciding whether to select, recommend or form such an advisor or service provider to perform services for the Company, subject to applicable law, or a portfolio company, the cost of which will generally be borne directly or indirectly by the Company and can be expected to incentivize the Firm to engage such service provider over a third party, utilize the services of such service providers and vendors more frequently than would be the case absent the conflict, or to pay such service providers and vendors higher fees or commissions, resulting in higher fees and expenses being borne by the company, than would be the case absent the conflict. The incentive could be created by current income and/or the generation of enterprise value in a service provider or vendor; the Firm can be expected to also have an incentive to invest in or create service providers and vendors to realize on these opportunities.

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

The Firm may, from time to time, encourage service providers to funds and investments to use, generally at market rates and/or on arm’s length terms (and/or on the basis of best execution, if applicable), the Firm-affiliated service providers in connection with the business of the Company, portfolio companies, and unaffiliated entities. This practice creates a conflict of interest because it provides an indirect benefit to the Firm in the form of added business for the Firm-affiliated service providers without any reduction to the Company’s management fee.

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
Additionally, the Firm or an affiliate thereof will from time to time hold equity or other investments in companies or businesses that provide services to or otherwise contract with portfolio companies. Blackstone and Blackstone Credit have in the past entered (and can be expected in the future to enter) into relationships with companies in the information technology, corporate services and related industries whereby Blackstone acquires an equity or similar interest in such company. In connection with such relationships, Blackstone and/or Blackstone Credit may also make referrals and/or introductions to portfolio companies (which may result in financial incentives (including additional equity ownership) and/or milestones benefiting Blackstone and/or Blackstone Credit that are tied or related to participation by portfolio companies). Such joint venture or business could use data obtained from portfolio companies of the Company and/or portfolio companies of Other Clients. (See “—Data.”) These arrangements may be entered into without the consent or direct involvement of the Company. The Company and the shareholders will not share in any fees or economics accruing to Blackstone and/or Blackstone Credit as a result of these relationships and/or participation by portfolio companies.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the NYSE under the symbol “BXSL.” Our common stock has historically traded at prices above our net asset value per share since our common stock began trading on the NYSE on October 28, 2021. It is not possible to predict whether our common stock will trade at a price per share at, above or below net asset value per share. On February 25, 2022, the last reported closing sales price of our common stock on the NYSE was $29.00 per share, which represented a premium of approximately 10.39% to net asset value per share reported by us as of December 31, 2021.
Holders
As of February 25, 2022, there were 11,681 holders of record of our shares.
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
The following table summarizes our distributions declared and payable for the year ended December 31, 2021 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 24, 2021	March 31, 2021	May 14, 2021	$0.5000	$65,052
June 7, 2021	June 7, 2021	August 13, 2021	0.3736	48,734
June 7, 2021	June 30, 2021	August 13, 2021	0.1264	18,241
September 7, 2021	September 7, 2021	November 12, 2021	0.3750	54,250
September 7, 2021	September 30, 2021	November 12, 2021	0.1250	19,800
October 18, 2021	December 31, 2021	January 31, 2022	0.5300	89,715
Total distributions			$2.0300	$295,792
On October 18, 2021, the Board also declared the following special distributions:

Record Date	Payment Date	Amount Per Share
January 18, 2022	May 13, 2022	$0.1000
March 16, 2022	May 13, 2022	0.1500
May 16, 2022	August 12, 2022	0.2000
July 18, 2022	November 14, 2022	0.2000
Total distributions		$0.6500
Pursuant to our dividend reinvestment plan, the following table summarizes the amounts received and shares issued to shareholders who have not opted out of our dividend reinvestment plan during the year ended December 31, 2021 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 29, 2021	$11,179	443,639
May 14, 2021	8,674	339,398
August 13, 2021	9,142	352,656
November 12, 2021	9,944	327,082
Total distributions	$38,939	1,462,775
Share Repurchase Plan
There were no repurchases under the 10b5-1 plan during the year ended December 31, 2021.
Price Range of Common Stock

Our common stock is traded on the NYSE under the symbol “BXSL.” Our common stock has historically traded at prices above our net asset value per share since our common stock began trading on the NYSE on October 28, 2021. It is not possible to predict whether our common stock will trade at a price per share at, above or below net asset value per share.
The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the NYSE, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on the NYSE. On February 25, 2022, the last reported closing sales price of our common stock on the NYSE was $29.00 per share, which represented a premium of approximately 10.39% to the net asset value per share reported by us as of December 31, 2021.

		Price Range
Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
Year End December 31, 2021
Fourth Quarter	$26.27	$37.64	$27.63	43.3%	N/A	$0.53
(1)Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant quarter.
(2)Calculated as the respective high or low closing sales price less net asset value (in each case, as of the applicable quarter).
(3)Represents the dividend or distribution declared in the relevant quarter.

Stock Performance Graph

This graph compares the stockholder return on our common stock from October 28, 2021 (the date our common stock commenced trading on the NYSE) to December 31, 2021 with that of the Standard & Poor’s 500 Stock Index, Standard & Poor’s BDC Index and Standard & Poor’s LSTA Leveraged Loan Stock Index. This graph assumes that on October 28, 2021, $100 was invested in our common stock, the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s LSTA Leveraged Loan Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG BLACKSTONE SECURED LENDING FUND STANDARD & POOR’S 500 INDEX, STANDARD & POOR’S BDC INDEX AND STANDARD & POOR’S LSTA LEVERAGED LOAN INDEX

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
Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in secured debt investments and our portfolio is composed primarily of first lien senior secured and unitranche loans. To a lesser extent, we have and may continue to also invest in second lien, third lien, unsecured or subordinated loans and other debt and equity securities. We do not currently focus on investments in issuers that are distressed or in need of rescue financing.
We commenced our loan origination and investment activities contemporaneously with the Initial Drawdown on November 20, 2018.  The proceeds from the Initial Drawdown and availability under our credit facilities provided us with the necessary seed capital to commence operations.  See “—Financial Condition, Liquidity and Capital Resources—Borrowings.”
On October 28, 2021, the Company priced its IPO, issuing 9,180,000 of its common shares of beneficial interest at a public offering price of $26.15 per share. Net of underwriting fees, the Company received net cash proceeds, before offering expenses, of $230.6 million. On November 4, 2021, the underwriters exercised their option to purchase an additional 1,377,000 shares of common shares, which resulted in net cash proceeds, before offering expenses, of $33.8 million. The Company’s common shares began trading on the NYSE under the symbol “BXSL” on October 28, 2021.
Key Components of Our Results of Operations
Investments
We focus primarily on loans and securities, including syndicated loans, of private U.S. companies, which includes small and middle market companies. In many market environments, we believe such a focus offers an opportunity for superior risk-adjusted returns.

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
On December 12, 2018, we entered into an Expense Support Agreement with the Adviser. The Expense Support Agreement provides that, at such times as the Adviser determines, the Adviser may pay certain Expense Payments on behalf of us, provided that no portion of the payment will be used to pay any of our interest expense. Such Expense Payment must be made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from the Adviser to pay such expense, and/or by an offset against amounts due from us to the Adviser or its affiliates. Following any calendar quarter in which Available Operating Funds (as defined in the Expense Support Agreement) exceed Excess Operating Funds, we shall pay Reimbursement Payments to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter have been reimbursed. The amount of the Reimbursement Payment for any calendar quarter shall equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser. The Expense Support Agreement provides additional restrictions on the amount of each Reimbursement Payment for any calendar quarter. The Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, so that such Reimbursement Payment may be reimbursable in a future calendar quarter. As of December 31, 2021 there were no unreimbursed Expense Payments remaining.
Portfolio and Investment Activity
For the year ended December 31, 2021, we acquired $8,378.7 million aggregate principal amount of investments (including $1,672.1 million of unfunded commitments), $8,189.5 million of which was first lien debt, $70.8 million of which was second lien debt, $52.5 million of which was unsecured debt and $65.9 million of which was equity.
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

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Investments:
Total investments, beginning of period	$5,575,482	$3,067,767	$548,753
New investments purchased	6,833,479	4,536,541	3,078,070
Net accretion of discount on investments	62,799	50,058	9,812
Net realized gain (loss) on investments	7,785	(4,378)	3,962
Investments sold or repaid	(2,734,419)	(2,074,506)	(572,830)
Total investments, end of period	$9,745,126	$5,575,482	$3,067,767
Amount of investments funded at principal:
First lien debt investments	$6,672,961	$4,436,388	$3,104,807
Second lien debt investments	68,519	35,352	42,083
Unsecured debt	52,670	129,933	—
Equity investments	90,286	17,852	13,487
Total	$6,884,436	$4,619,525	$3,160,377
Proceeds from investments sold or repaid:
First lien debt investments	$(2,632,926)	$(1,923,689)	$(558,149)
Second lien debt investments	(48,024)	(18,473)	(14,681)
Unsecured debt	(52,537)	(131,629)	—
Equity investments	(932)	(715)	—
Total	$(2,734,419)	$(2,074,506)	$(572,830)
Number of portfolio companies	148	81	56
Number of new investment commitments in new portfolio companies	117	40	38
Average new investment commitment amount	$58,841	$115,488	$83,168
Weighted average yield of new investment commitments	7.03%	7.42%	7.88%
Weighted average yield on investments fully sold or paid down	7.45%	7.81%	7.44%
Weighted average yield on debt and income producing investments, at amortized cost(1)(2)	7.25%	7.70%	8.64%
Weighted average yield on debt and income producing investments, at fair value(1)(2)	7.21%	7.68%	8.57%
Average loan to value (LTV)(3)	44.0%	45.8%	54.3%
Percentage of debt investments bearing a floating rate	99.9%	100.0%	100.0%
Percentage of debt investments bearing a fixed rate	0.1%	—%	—%
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
(2)As of December 31, 2021, 2020 and 2019, the weighted average total portfolio yield at cost was 7.16%, 7.65% and 8.60%, respectively. The weighted average total portfolio yield at fair value was 7.08%, 7.64% and 8.53%, respectively.
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
As of December 31, 2021, our portfolio companies had a weighted average annual revenue of $462 million and weighted average annual EBITDA of $116 million. These calculations include all private debt investments for which fair value is determined by the Board of Trustees in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

Our investments consisted of the following (dollar amounts in thousands):

	December 31, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$9,563,051	$9,621,939	97.63%	$5,493,561	$5,502,899	98.51%
Second lien debt	62,445	63,175	0.64	48,979	50,199	0.90
Equity	119,630	170,265	1.73	32,942	32,844	0.59
Total	$9,745,126	$9,855,379	100.00%	$5,575,482	$5,585,942	100.00%

As of December 31, 2021 and December 31, 2020, no loans in the portfolio were on non-accrual status.
Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	For The Year Ended December 31,
	2021	2020	2019
Total investment income	$624,700	$389,641	$148,048
Net expenses	270,586	149,543	73,729
Net investment income before excise tax	354,114	240,098	74,319
Excise tax expense	2,438	517	465
Net investment income after excise tax	351,676	239,581	73,854
Net unrealized appreciation (depreciation)	104,178	(16,582)	28,329
Net realized gain (loss)	4,568	(4,361)	4,023
Net increase (decrease) in net assets resulting from operations	$460,422	$218,638	$106,206
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	For The Year Ended December 31,
	2021	2020	2019
Interest income	$610,508	$381,797	$146,380
Payment-in-kind interest income	8,188	7,119	988
Dividend income	219	—	—
Fee income	5,785	725	680
Total investment income	$624,700	$389,641	$148,048
Total investment income increased to $624.7 million for the year ended December 31, 2021 from $389.6 million in the prior year primarily driven by our deployment of capital and the increased balance of our investments, higher level of prepayment related income, partially offset by lower weighted average yield on our investments. The size of our investment portfolio at fair value increased to $9,855.4 million at December 31, 2021 from $5,585.9 million at December 31, 2020. Additionally, for the year ended December 31, 2021, we recorded $60.9 million of non-recurring interest income (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $48.9 million in the prior year.

Total investment income increased to $389.6 million for the year ended December 31, 2020 from $148.0 million in the prior year primarily driven by our deployment of capital and the increased balance of our investments, higher level of prepayment related income, partially offset by lower weighted average yield on our investments. The size of our investment portfolio at fair value increased to $5,585.9 million at December 31, 2020 from $3,092.4 million at December 31, 2019. Additionally, for the year ended December 31, 2020, we recorded $48.9 million of non-recurring interest income (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $3.7 million in the prior year.
As the impact of COVID-19 persists, it could cause operational and/or liquidity issues at our portfolio companies which could restrict their ability to make cash interest payments. Additionally, we may experience full or partial losses on our investments which may ultimately reduce our investment income in future periods.
Expenses
Expenses were as follows (dollar amounts in thousands):

	For The Year Ended December 31,
	2021	2020	2019
Interest expense	$120,469	$65,949	$35,431
Management fees	62,401	32,874	12,635
Income based incentive fee	67,272	41,983	13,818
Capital gains incentive fee	16,312	(3,141)	4,218
Professional fees	2,925	1,999	1,338
Board of Trustees' fees	571	467	430
Administrative service fees	2,370	2,271	1,506
Other general and administrative	4,794	4,166	3,033
Amortization of offering costs	—	1,509	1,090
Excise tax expense	2,438	517	465
Total expenses (including excise tax expense)	279,552	148,594	73,964
Management fees waived	(4,195)	—	—
Incentive fees waived	(2,333)	—	—
Expense support	—	—	(570)
Recoupment of expense support	—	1,466	800
Net expenses (including excise tax expense)	$273,024	$150,060	$74,194
Interest Expense

Total interest expense (including unused fees and other debt financing expenses), increased to $120.5 million for the year ended December 31, 2021 from $65.9 million in the prior year primarily driven by increased borrowings under our credit facilities and our unsecured bond issuances resulting from increased deployment of capital for investments. The average principal debt outstanding increased to $4,000.8 million for the year ended December 31, 2021 from $1,902.7 million in the prior year, partially offset by a decrease in our weighted average interest rate to 2.92% for the year ended December 31, 2021 from 3.26% in the prior year.

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
Management Fees
Management fees increased to $62.4 million for the year ended December 31, 2021 from $32.9 million in the prior year primarily due to an increase in gross assets. The Adviser voluntarily waived management fees following the IPO such that the management fee will remain at 0.75% for a period of two years following the IPO (versus the contractual rate of 1.00%), which resulted in waivers of $4.2 million and $0.0 million for the year ended December 31, 2021 and December 31, 2020, respectively. Our total gross assets increased to $10,177.5 million at December 31, 2021 from $5,950.9 million at December 31, 2020.
Management fees increased to $32.9 million for the year ended December 31, 2020 from $12.6 million in the prior year primarily due to an increase in gross assets. Our total gross assets increased to $5,950.9 million at December 31, 2020 from $3,190.1 million at December 31, 2019.
Income Based Incentive Fees
Income based incentive fees increased to $67.3 million for the year ended December 31, 2021 from $42.0 million in the prior year primarily due to our deployment of capital. The Adviser voluntarily waived incentive fees following the IPO such that the fee will remain at 15.0% for a period of two years following the IPO (versus the contractual rate of 17.5%), which resulted in waivers of $2.3 million and $0.0 million for the year ended December 31, 2021 and December 31, 2020, respectively. Pre-incentive fee net investment income increased to $432.9 million for the year ended December 31, 2021 from $279.9 million in the prior year.
Income based incentive fees increased to $42.0 million for the year ended December 31, 2020 from $13.8 million in the prior year primarily due to our deployment of capital. Pre-incentive fee net investment income increased to $279.9 million for the year ended December 31, 2020 from $92.1 million in the prior year.
Capital Gains Incentive Fees
We accrued capital gains incentive fees of $16.3 million for the year ended December 31, 2021 compared to $(3.1) million for the prior year, none of which was payable under the Investment Advisory Agreement as of each respective year end. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of us. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for us. Prior to the IPO, offering costs included costs associated with our private offering. Other general and administrative expenses include insurance, filing, research, our sub-administrator, subscriptions and other costs.
Total other expenses increased to $10.6 million for the year ended December 31, 2021 from $10.4 million in the prior year primarily driven by an increase in professional fees and certain general and administrative expenses, partially offset by a reduction in offering costs. The increase in costs was attributable to servicing a growing investment portfolio.
Total other expenses increased to $10.4 million for the year ended December 31, 2020 from $7.9 million in the prior year primarily driven by an increase in costs associated with servicing a growing investment portfolio and a full year of operations compared to a partial period in the prior year.
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
For the years ended December 31, 2021, 2020 and 2019, we incurred $2.4 million, $0.5 million and $0.5 million, respectively, of U.S. federal excise tax.
Net Unrealized Gain (Loss)
Net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	For The Year Ended December 31,
	2021	2020	2019
Net unrealized gain (loss) on investments	$104,727	$(16,593)	$28,173
Net unrealized gain (loss) on forward purchase obligation	—	—	222
Net unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(549)	11	(66)
Net unrealized gain (loss) on investments	$104,178	$(16,582)	$28,329

For the year ended December 31, 2021, the net unrealized gain was primarily driven by an increase in fair value of our debt investments as compared to December 31, 2020. The fair value of our debt investments as a percentage of principal increased by 1.0% as compared to a 0.6% decrease in fair value of our debt investments in the prior year. The unrealized gains were mainly driven by a recovery from the COVID-19 pandemic as credit spreads tightened, individual company fundamentals and the private and syndicated leverage loan markets significantly rebounded from the March 2020 lows.

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

Net Realized Gain (Loss)

The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	For The Year Ended December 31,
	2021	2020	2019
Net realized gain (loss) on investments	$7,785	$(4,378)	$3,962
Net realized gain (loss) on foreign currency transactions	(3,217)	17	61
Net realized gain (loss) on investments	$4,568	$(4,361)	$4,023

For the year ended December 31, 2021, we generated realized gains of $18.2 million, respectively, partially offset by realized losses of $10.4 million, respectively, primarily from full or partial sales of our debt investments.

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
Financial Condition, Liquidity and Capital Resources
Our liquidity and capital resources are generated primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, our credit facilities, debt securitization transactions, and other secured and unsecured debt. We may also generate cash flow from operations, future borrowings and future offerings of securities including public and/or private issuances of debt and/or equity securities through both registered offerings and private offerings. The primary uses of our cash and cash equivalents are for (i) originating loans and purchasing senior secured debt investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings and (iv) cash distributions to the holders of our shares.
As of December 31, 2021 and December 31, 2020, we had four and four revolving credit facilities outstanding and we had five and two issuances of unsecured bonds outstanding, respectively. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2021 and December 31, 2020, we had an aggregate amount of $5,544.3 million and $2,514.6 million of senior securities outstanding and our asset coverage ratio was 180.2% and 230.0%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and cash equivalents as of December 31, 2021, taken together with our $705.7 million of available capacity under our credit facilities (subject to borrowing base availability) is expected to be sufficient for our investing activities and to conduct our operations in the near term. Additionally, we held $354.1 million of Level 2 debt investments as of December 31, 2021, which could provide additional liquidity if necessary. Although we were able to issue unsecured debt during the year ended December 31, 2021, a continued disruption in the financial markets caused by the COVID-19 outbreak or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we have recently obtained. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of December 31, 2021, we had $102.9 million in cash and cash equivalents. During the year ended December 31, 2021, cash used in operating activities was $3,828.5 million, primarily as a result of funding portfolio investments of $6,824.3 million, partially offset by proceeds from sale of investments of $2,734.4 million. Cash provided by financing activities was $3,713.4 million during the period, which was primarily as a result of net borrowings on our credit facilities and our unsecured debt issuances of $2,998.8 million; our proceeds from issuance of common shares of $981.1 million; and partially offset by dividends paid in cash of $253.8 million.
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

Equity
On October 28, 2021, the Company priced its IPO, issuing 9,180,000 of its common shares of beneficial interest at a public offering price of $26.15 per share. Net of underwriting fees, the Company received net cash proceeds, before offering expenses, of $230.6 million. On November 4, 2021, the underwriters exercised their option to purchase an additional 1,377,000 shares of common shares, which resulted in net cash proceeds, before offering expenses, of $33.8 million. The Company’s common shares began trading on the NYSE under the symbol “BXSL” on October 28, 2021.
In connection with the listing of the Company’s common shares on the NYSE, the Board decided to eliminate any outstanding fractional common shares (the “Fractional Shares”), as permitted by Delaware law by rounding down the number of Fractional Shares held by each of our shareholders to the nearest whole share and paying each shareholder cash for such Fractional Shares.
The following table summarizes the total shares issued and proceeds received related to capital drawdowns delivered pursuant to the Subscription Agreements and IPO for the year ended December 31, 2021 (dollar amounts in millions, except share amounts):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
June 8, 2021	13,869,637	$357.0
September 8, 2021	13,723,035	356.3
November 2021 (1)	10,557,000	264.4
Total	38,149,672	$977.7
(1)Includes proceeds (net of any underwriting fees) from our initial public offering and the underwriter's exercise of the overallotment option.
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
The following table summarizes the total shares issued and proceeds received related to our initial capitalization and capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2019 (dollar amounts in millions, except share amounts):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Offering Price
January 24, 2019	5,666,095	$142.1
March 28, 2019	9,818,817	247.5
June 27, 2019	12,453,261	319.7
August 9, 2019	1,401,367	36.1
September 25, 2019	14,686,050	377.3
December 16, 2019	10,474,169	271.1
Total	54,499,759	$1,393.8
Distributions and Dividend Reinvestment
The following table summarizes our distributions declared and payable for the year ended December 31, 2021 (dollar amounts in thousands, except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 24, 2021	March 31, 2021	May 14, 2021	$0.5000	$65,052
June 7, 2021	June 7, 2021	August 13, 2021	0.3736	48,734
June 7, 2021	June 30, 2021	August 13, 2021	0.1264	18,241
September 7, 2021	September 7, 2021	November 12, 2021	0.3750	54,250
September 7, 2021	September 30, 2021	November 12, 2021	0.1250	19,800
October 18, 2021	December 31, 2021	January 31, 2022	0.5300	89,715
Total distributions			$2.0300	$295,792
On October 18, 2021, our Board also declared the following special distributions:

Record Date	Payment Date	Per Share Amount
January 18, 2022	May 13, 2022	$0.1000
March 16, 2022	May 13, 2022	0.1500
May 16, 2022	August 12, 2022	0.2000
July 18, 2022	November 14, 2022	0.2000
Total distributions		$0.6500
The following table summarizes our distributions declared and payable for the year ended December 31, 2020 (dollars in thousands, except per share amounts):

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
(1)Represents a special distribution.
The following table summarizes our distributions declared and payable for the year ended December 31, 2019 (dollars in thousands, except per share amounts):

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

For the years ended December 31, 2021, 2020 and 2019, the percentage of total dividends paid that constituted interest-related dividends, was 85.2%, 77.9% and 100.0%, respectively.

For the years ended December 31, 2021, 2020 and 2019, the percentage of total dividends paid that constituted qualified short-term capital gain dividends, was 11.0%, 17.0% and 0.0%, respectively. Qualified short-term capital gain dividends are exempt from U.S. withholding tax applicable to non-U.S. shareholders.
With respect to distributions, we have adopted an “opt out” dividend reinvestment plan for shareholders. As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares rather than receiving cash distributions. Shareholders who receive distributions in the form of shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions. Refer to Note 8 to the consolidated financial statements for more information on our dividend reinvestment program.
The following table summarizes the amounts received and shares issued to shareholders who have not opted out of our dividend reinvestment plan during the year ended December 31, 2021 (dollars in thousands, except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 29, 2021	$11,179	443,639
May 14, 2021	8,674	339,398
August 13, 2021	9,142	352,656
November 12, 2021	9,944	327,082
Total distributions	$38,939	1,462,775
The following table summarize the amounts received and shares issued to shareholders who have not opted out of our dividend reinvestment plan during the year ended December 31, 2020 (dollars in thousands, except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 30, 2020	$2,882	112,302
May 15, 2020	4,244	194,694
August 14, 2020	5,437	229,591
November 13, 2020	6,182	248,194
Total	$18,745	784,781
The following table summarize the amounts received and shares issued to shareholders who have not opted out of our dividend reinvestment plan during the year ended December 31, 2019 (dollars in thousands, except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
May 15, 2019	$519	20,605
August 14, 2019	1,748	68,165
November 14, 2019	2,051	79,894
Total	$4,318	168,664
Share Repurchase Plan

On October 18, 2021, the Board approved a share repurchase plan (the “Company 10b5-1 Plan”) to acquire up to approximately $262 million (representing the net proceeds from the IPO) in the aggregate of the Company’s common shares at prices below net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company put the 10b5-1 Plan in place because it believes that, in the current market conditions, if its common shares are trading below its then-current net asset value per share, it is in the best interest of the Company’s shareholders for the Company to reinvest in its portfolio. For the year ended December 31, 2021, the Company did not repurchase any of its shares under the Share Repurchase Plan.
Borrowings

Our outstanding debt obligations were as follows (dollar amounts in thousands):

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility (3)	$400,000	$361,007	$361,007	$38,993	$38,993
Breckenridge Funding Facility	825,000	568,680	568,680	256,320	256,320
Big Sky Funding Facility	500,000	499,606	499,606	394	394
Revolving Credit Facility (4)	1,325,000	915,035	915,035	409,965	271,585
2023 Notes(5)	400,000	400,000	396,702	—	—
2026 Notes(5)	800,000	800,000	792,757	—	—
New 2026 Notes(5)	700,000	700,000	691,662	—	—
2027 Notes(5)	650,000	650,000	635,860	—	—
2028 Notes(5)	650,000	650,000	637,324	—	—
Total	$6,250,000	$5,544,328	$5,498,633	$705,672	$567,292

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility (3)	$400,000	$362,316	$362,316	$37,684	$37,684
Breckenridge Funding Facility	825,000	569,000	569,000	256,000	256,000
Big Sky Funding Facility	400,000	200,346	200,346	199,654	117,599
Revolving Credit Facility (4)	745,000	182,901	182,901	562,099	562,099
2023 Notes (5)	400,000	400,000	394,549	—	—
2026 Notes (5)	800,000	800,000	791,281	—	—
Total	$3,570,000	$2,514,563	$2,500,393	$1,055,437	$973,382
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2021, the Company had borrowings denominated in Euros (EUR) of 23.3 million. As of December 31, 2020, the Company had borrowings denominated in Euros (EUR) of 23.5 million.
(4)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD), Euros (EUR) and British Pounds (GBP) of 256.3 million, 18.6 million and 49.8 million, respectively. As of December 31, 2020, the Company had borrowings denominated in Canadian Dollars (CAD) of 138.1 million.
(5)The carrying value of the Company's 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes is presented net of unamortized debt issuance costs of $3.3 million, $7.2 million, $8.3 million, $14.1 million and $12.7 million, respectively, as of December 31, 2021. The carrying value of the Company's 2023 Notes and 2026 Notes is presented net of unamortized debt issuance costs of $5.5 million and $8.7 million, respectively, as of December 31, 2020.
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
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Administration Agreement; and
•Expense Support and Conditional Reimbursement Agreement.
In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”

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
Although vaccines have been widely distributed in the U.S., new restrictions and delays in the reopening of establishments and businesses have occurred in some parts of the country. We believe the economy is continuing to rebound in certain respects, but the uncertainty surrounding the COVID-19 pandemic, including uncertainty regarding new variants of COVID-19 that have emerged in, at least, the United Kingdom, South Africa, India and Brazil, and other factors have and may continue to contribute to significant volatility in the global markets. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.
Critical Accounting Estimates
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting policies and estimates should be read in connection with our risk factors described in “Item 1A. Risk Factors.”
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
•The Adviser’s Valuation Committee reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;
•The Adviser’s Valuation Committee makes valuation recommendations to the Audit Committee;
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
As of December 31, 2021, 99.9% of our debt investments based on fair value in our portfolio were at floating rates. Based on our consolidated balance sheet as of December 31, 2021, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income
Up 300 basis points	$232,768	$(70,390)	$162,378
Up 200 basis points	134,462	(46,927)	87,535
Up 100 basis points	36,649	(23,463)	13,186
Down 100 basis points	(1,257)	4,907	3,650
Down 200 basis points	(1,257)	4,907	3,650

Item 8. Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Trustees of Blackstone Secured Lending Fund:
Opinion on the Consolidated Financial Statements and Financial Highlights
We have audited the accompanying consolidated statements of assets and liabilities of Blackstone Secured Lending Fund and its subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, cash flows and changes in net assets for each of the three years in the period then ended, the financial highlights for each of the years in the periods ended December 31, 2021, 2020, 2019 and from November 20, 2018 (commencement of operations) to December 31, 2018, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in net assets and cash flows for each of the three years in the period then ended, and the financial highlights for each of the periods ended December 31, 2021, 2020, 2019 and the period from November 20, 2018 (commencement of operations) to December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.
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
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2021 and 2020, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
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
As described in Note 5 to the consolidated financial statements, the Company held $9,501,329 thousand of total level 3 investments at fair value as of December 31, 2021, with debt investments representing approximately 98% of this total. For $9,155,453 thousand or 96% of the level 3 debt investments, the fair values were determined by the Adviser using a yield analysis. The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields.
We identified the valuation of level 3 debt investments utilizing a yield analysis as a critical audit matter given the significant judgments made by the Adviser to estimate the fair value. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists who possess significant valuation experience, to evaluate the appropriateness of the valuation methodologies and the significant unobservable inputs.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation methodologies and the significant unobservable inputs used to estimate the fair value of debt investments utilizing a yield analysis included the following, among others:
•We evaluated the appropriateness of the valuation methodologies used by the Adviser.
•We evaluated the appropriateness of the estimates in the yield analyses through independent analysis and evidence, including the selected yields for debt investments.
•With the assistance of our fair value specialists, we evaluated the valuation methodologies and related significant assumptions.
•We evaluated the impact of current market events and conditions on the valuation methodologies and inputs used by the Adviser.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 28, 2022
We have served as the Company’s auditor since 2018.

Blackstone Secured Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Investments at fair value
Non controlled/non affiliated investments (cost of $9,712,367 and $5,575,482 at December 31, 2021 and December 31, 2020, respectively)	$9,819,696	$5,585,942
Non-controlled/affiliated investments (cost of $32,759 and $0 at December 31, 2021 and December 31, 2020, respectively)	35,683	—
Total investments at fair value (cost of $9,745,126 and $5,575,482 at December 31, 2021 and December 31, 2020, respectively)	9,855,379	5,585,942
Cash and cash equivalents	102,879	217,993
Interest receivable from non controlled/non affiliated investments	62,659	21,456
Deferred financing costs	13,552	6,933
Receivable for investments sold	142,878	114,537
Subscription receivable	—	3,427
Other assets	194	578
Total assets	$10,177,541	$5,950,866
LIABILITIES
Debt (net of unamortized debt issuance costs of $45,695 and $14,170 at December 31, 2021 and December 31, 2020, respectively)	$5,498,633	$2,500,393
Payable for investments purchased	36,217	48,582
Due to affiliates	8,248	5,546
Management fees payable	17,812	10,277
Income based incentive fee payable	19,809	15,262
Capital gains incentive fee payable	17,389	1,077
Interest payable	39,144	14,715
Distribution payable (Note 8)	89,715	86,638
Accrued expenses and other liabilities	3,095	567
Total liabilities	5,730,062	2,683,057
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, $0.001 par value (unlimited shares authorized; 169,274,033 and 129,661,586 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively)	169	130
Additional paid in capital	4,245,125	3,232,562
Distributable earnings (loss)	202,185	35,117
Total net assets	4,447,479	3,267,809
Total liabilities and net assets	$10,177,541	$5,950,866
NET ASSET VALUE PER SHARE	$26.27	$25.20
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2021	2020	2019
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$610,508	$381,797	$146,380
Payment-in-kind interest income	8,188	7,119	988
Dividend income	219	—	—
Fee income	5,785	725	680
Total investment income	624,700	389,641	148,048
Expenses:
Interest expense	120,469	65,949	35,431
Management fees	62,401	32,874	12,635
Income based incentive fee	67,272	41,983	13,818
Capital gains incentive fee	16,312	(3,141)	4,218
Professional fees	2,925	1,999	1,338
Board of Trustees' fees	571	467	430
Administrative service expenses (Note 3)	2,370	2,271	1,506
Other general and administrative	4,794	4,166	3,033
Amortization of offering costs	—	1,509	1,090
Total expenses	277,114	148,077	73,499
Management fees waived (Note 3)	(4,195)	—	—
Incentive fees waived (Note 3)	(2,333)	—	—
Expense support (Note 3)	—	—	(570)
Recoupment of expense support (Note 3)	—	1,466	800
Net expenses	270,586	149,543	73,729
Net investment income before excise tax	354,114	240,098	74,319
Excise tax expense	2,438	517	465
Net investment income after excise tax	351,676	239,581	73,854
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	101,804	(16,593)	28,173
Non-controlled/affiliated investments	2,923	—	—
Forward purchase obligation (Note 7)	—	—	222
Translation of assets and liabilities in foreign currencies	(549)	11	(66)
Net unrealized appreciation (depreciation)	104,178	(16,582)	28,329
Realized gain (loss):
Non-controlled/non-affiliated investments	7,785	(4,378)	3,962
Foreign currency transactions	(3,217)	17	61
Net realized gain (loss)	4,568	(4,361)	4,023
Net realized and unrealized gain (loss)	108,746	(20,943)	32,352
Net increase (decrease) in net assets resulting from operations	$460,422	$218,638	$106,206
Net investment income per share (basic and diluted)	$2.43	$2.51	$2.18
Earnings (loss) per share (basic and diluted)	$3.19	$2.29	$3.14
Weighted average shares outstanding (basic and diluted)	144,510,122	95,333,867	33,858,642
Distributions declared per share	$2.03	$2.30	$2.00
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2018	$10	$239,247	$(2,892)	$236,365
Issuance of common shares	54	1,393,685	—	1,393,739
Reinvestment of dividends	—	4,318	—	4,318
Net investment income	—	—	73,854	73,854
Net realized gain (loss) on investments	—	—	4,023	4,023
Net change in unrealized appreciation (depreciation) on investments	—	—	28,329	28,329
Dividends declared from net investment income	—	—	(67,511)	(67,511)
Tax reclassification of shareholders' equity in accordance with US GAAP	—	(1,335)	1,335	—
Balance, December 31, 2019	64	1,635,915	37,138	1,673,117
Issuance of common shares	65	1,579,929	—	1,579,994
Reinvestment of dividends	1	18,744	—	18,745
Net investment income	—	—	239,581	239,581
Net realized gain (loss) on investments	—	—	(4,361)	(4,361)
Net change in unrealized appreciation (depreciation) on investments	—	—	(16,582)	(16,582)
Dividends declared from net investment income	—	—	(222,685)	(222,685)
Tax reclassification of shareholders' equity in accordance with US GAAP	—	(2,026)	2,026	—
Balance, December 31, 2020	130	3,232,562	35,117	3,267,809
Issuance of common shares, net of offering and underwriting costs	38	976,063	—	976,101
Reinvestment of dividends	1	38,938	—	38,939
Net investment income	—	—	351,676	351,676
Net realized gain (loss) on investments	—	—	4,568	4,568
Net change in unrealized appreciation (depreciation) on investments	—	—	104,178	104,178
Dividends declared from net investment income	—	—	(295,792)	(295,792)
Tax reclassification of shareholders' equity in accordance with US GAAP	—	(2,438)	2,438	—
Balance, December 31, 2021	$169	$4,245,125	$202,185	$4,447,479

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$460,422	$218,638	$106,206
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	(104,727)	16,593	(28,173)
Net unrealized (appreciation) depreciation on forward purchase obligation	—	—	(222)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	549	(11)	66
Net realized (gain) loss on investments	(7,785)	4,378	(3,962)
Net accretion of discount and amortization of premium	(62,799)	(50,058)	(9,812)
Payment-in-kind interest capitalized	(9,152)	(7,635)	(803)
Amortization of deferred financing costs	2,676	3,811	1,565
Amortization of debt financing and debt issuance costs	7,102	1,327	—
Amortization of offering costs	—	1,509	1,090
Purchases of investments	(6,824,327)	(4,485,214)	(3,077,267)
Proceeds from sale of investments and principal repayments	2,734,419	2,030,814	572,830
Changes in operating assets and liabilities:
Interest receivable	(41,203)	(4,466)	(14,778)
Receivable for investments	(28,341)	(111,811)	15,020
Other assets	384	4	(211)
Payable for investments purchased	(12,365)	38,496	(139,427)
Management fee payable	7,535	5,232	4,736
Income based incentive fee payable	4,547	8,917	6,345
Capital gains incentive fee payable	16,312	(3,141)	4,218
Due to affiliates	1,281	3,450	(349)
Interest payable	24,429	9,219	4,578
Accrued expenses and other liabilities	2,529	(217)	65
Net cash provided by (used in) operating activities	(3,828,514)	(2,320,165)	(2,558,285)
Cash flows from financing activities:
Borrowings on debt	5,778,952	2,992,142	2,259,973
Repayments on debt	(2,780,121)	(1,947,550)	(990,754)
Deferred financing costs paid	(9,359)	(6,540)	(3,435)
Debt issuance costs paid	(3,398)	(2,027)	—
Deferred offering costs paid	—	(749)	(663)
Proceeds from issuance of common shares, net of offering and underwriting costs	981,102	1,582,509	1,387,797
Dividends paid in cash	(253,776)	(145,122)	(35,366)
Net cash provided by (used in) financing activities	3,713,400	2,472,663	2,617,552
Net increase (decrease) in cash and cash equivalents	(115,114)	152,498	59,267
Cash and cash equivalents, beginning of period	217,993	65,495	6,228
Cash and cash equivalents, end of period	$102,879	$217,993	$65,495

	For the Year Ended December 31,
	2021	2020	2019
Supplemental information and non-cash activities:
Interest paid during the period	$94,552	$51,918	$28,946
Distribution payable	$89,715	$86,638	$27,827
Subscription receivable	$—	$3,427	$5,942
Reinvestment of distributions during the period	$38,939	$18,744	$4,318
Non-cash deferred financing costs activity	$(64)	$—	$—
Non-cash debt issuance costs activity	$(92)	$878	$1,032
Accrued but unpaid offering costs	$1,573	$—	$596
Non-cash purchases of investments	$—	$(43,692)	$—
Non-cash sales of investments	$—	$43,692	$—
Excise taxes paid	$131	$570	$52
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Corfin Holdings, Inc. (4)(11)	L + 6.00%	7.00%	12/27/2027	$271,375	$267,405	$270,697	6.09%
Linquest Corp. (4)(5)(7)(10)	L + 5.75%	6.50%	7/28/2028	17,456	17,082	17,057	0.38
MAG DS Corp. (11)	L + 5.50%	6.50%	4/1/2027	83,707	77,289	77,011	1.73
Maverick Acquisition, Inc. (4)(7)(11)	L + 6.00%	7.00%	6/1/2027	18,969	18,524	18,717	0.42
TCFI AEVEX, LLC (4)(7)(11)	L + 6.00%	7.00%	3/18/2026	112,572	110,659	101,424	2.28
					490,960	484,905	10.90
Air Freight & Logistics
AGI-CFI Holdings, Inc. (4)(10)	L + 5.50%	6.25%	6/11/2027	117,382	115,160	116,208	2.61
Livingston International, Inc. (4)(6)(10)	L + 5.50%	6.25%	4/30/2027	130,160	127,052	128,858	2.90
Mode Purchaser, Inc. (4)(11)	L + 6.25%	7.25%	12/9/2026	175,204	172,734	175,204	3.94
R1 Holdings, LLC (4)(7)(11)	L + 6.00%	7.00%	1/2/2026	60,540	59,948	60,540	1.36
RWL Holdings, LLC (4)(7)(10)	SOFR + 5.75%	6.50%	12/31/2028	24,315	23,768	23,764	0.53
SEKO Global Logistics Network, LLC (4)(5)(11)	E + 5.00%	6.00%	12/30/2026	€1,863	2,128	2,118	0.05
SEKO Global Logistics Network, LLC (4)(5)(7)(11)	L + 5.00%	6.00%	12/30/2026	5,064	4,985	5,052	0.11
					505,775	511,746	11.50
Building Products
Fencing Supply Group Acquisition, LLC (4)(5)(11)	L + 6.00%	7.00%	2/26/2027	52,717	52,010	52,453	1.18
Jacuzzi Brands, LLC (4)(11)	L + 6.50%	7.50%	2/25/2025	94,817	93,867	94,817	2.13
L&S Mechanical Acquisition, LLC (4)(5)(7)(10)	L + 5.75%	6.50%	9/1/2027	12,755	12,514	12,500	0.28
Latham Pool Products, Inc. (8)	L + 6.00%	6.10%	6/18/2025	62,223	61,448	62,560	1.41
Lindstrom, LLC (4)(11)	L + 6.25%	7.25%	4/7/2025	122,220	120,954	122,220	2.75
Windows Acquisition Holdings, Inc. (4)(5)(11)	L + 6.50%	7.50%	12/29/2026	55,418	54,488	55,418	1.25
					395,281	399,969	9.00
Chemicals
Polymer Additives, Inc. (8)	L + 6.00%	6.13%	7/31/2025	24,177	23,457	23,585	0.53
VDM Buyer, Inc. (4)(8)	L + 6.75%	6.89%	4/22/2025	€23,779	26,474	26,231	0.59
VDM Buyer, Inc. (4)(8)	L + 6.75%	6.88%	4/22/2025	62,449	61,761	60,575	1.36
					111,692	110,391	2.48

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies
Bazaarvoice, Inc. (4)(7)(8)	L + 5.75%	5.85%	5/7/2028	208,736	208,736	208,736	4.69
Java Buyer, Inc. (4)(7)(10)	L + 5.75%	6.50%	12/15/2027	4,019	3,891	3,891	0.09
JSS Holdings, Inc. (4)(10)	L + 6.00%	6.75%	12/17/2028	5,000	4,925	4,963	0.11
JSS Holdings, Inc. (4)(11)	L + 6.25%	7.25%	12/17/2028	288,815	285,148	286,649	6.45
Knowledge Pro Buyer, Inc. (4)(7)(10)	L + 5.75%	6.50%	12/10/2027	5,248	5,107	5,106	0.11
KPSKY Acquisition, Inc. (4)(7)(10)	L + 5.50%	6.25%	10/19/2028	21,914	21,477	21,476	0.48
The Action Environmental Group, Inc. (4)(7)(12)	L + 6.00%	7.25%	1/16/2026	117,131	114,946	113,473	2.55
Veregy Consolidated, Inc. (11)	L + 6.00%	7.00%	11/2/2027	21,099	20,610	21,152	0.48
					664,839	665,444	14.96
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(7)(11)	L + 5.00%	6.00%	12/31/2027	22,386	21,802	22,147	0.50
Containers & Packaging
Ascend Buyer, LLC (4)(7)(10)	L + 5.75%	6.50%	9/30/2028	19,400	18,995	18,980	0.43
Distributors
BP Purchaser, LLC (4)(10)	L + 5.50%	6.25%	12/10/2028	7,388	7,241	7,240	0.16
Bution Holdco 2, Inc. (4)(11)	L + 6.25%	7.25%	10/17/2025	74,059	73,123	73,503	1.65
Dana Kepner Company, LLC (4)(11)	L + 6.25%	7.25%	12/29/2026	63,945	62,880	64,104	1.44
Genuine Cable Group, LLC (4)(7)(10)	L + 5.75%	6.50%	11/2/2026	143,539	140,399	140,654	3.16
Marcone Yellowstone Buyer, Inc. (7)(10)	L + 5.50%	6.25%	12/23/2028	5,000	4,884	4,884	0.11
NDC Acquisition Corp. (4)(7)(11)	L + 5.75%	6.75%	3/9/2027	13,699	13,373	13,562	0.30
NDC Acquisition Corp. (4)(5)(7)(11) - Revolving Term Loan	L + 5.75%	6.75%	3/9/2027	214	133	180	0.00
Tailwind Colony Holding Corporation (4)(7)(11)	L + 7.50%	8.50%	11/13/2024	39,408	39,028	38,619	0.87
Unified Door & Hardware Group, LLC (4)(11)	L + 5.75%	6.75%	6/30/2025	95,336	93,908	94,860	2.13
					434,969	437,605	9.82
Diversified Consumer Services
Cambium Learning Group, Inc. (4)(7)(10)	L + 5.50%	6.25%	7/20/2028	315,160	312,049	315,160	7.09
Dreambox Learning Holding, LLC (4)(10)	L + 6.25%	7.00%	12/1/2027	7,087	6,937	6,945	0.16
Go Car Wash Management Corp. (4)(7)(11)	L + 5.75%	6.75%	12/31/2026	11,073	10,697	10,686	0.24
					329,683	332,791	7.49
Diversified Financial Services
Barbri Holdings, Inc. (4)(10)	L + 5.75%	6.50%	4/30/2028	60,563	59,349	59,957	1.35
SelectQuote, Inc. (4)(7)(10)	L + 5.00%	5.75%	11/5/2024	75,780	74,223	75,539	1.70
					133,572	135,496	3.05
Diversified Telecommunication Services
Point Broadband Acquisition, LLC (4)(7)(11)	L + 6.00%	7.00%	10/1/2028	87,231	84,655	84,559	1.90
Electric Utilities
Qualus Power Services Corp. (4)(7)(11)	L + 5.50%	6.50%	3/26/2027	32,126	31,352	31,745	0.71

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Electrical Equipment
Emergency Power Holdings, LLC (4)(5)(7)(11)	L + 5.50%	6.50%	8/17/2028	65,000		63,593	63,513	1.43
Radwell International, LLC (4)(6)(7)(10)	L + 5.50%	6.25%	7/13/2027	116,011		115,547	115,620	2.60
Shoals Holdings, LLC (4)(11)	L + 3.25%	4.25%	11/25/2026	84,359		82,607	84,781	1.91
						261,747	263,914	5.94
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(5)(7)(11)	L + 6.00%	7.00%	12/23/2026	110,153		108,127	108,195	2.43
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(11)	L + 7.50% (incl. 1.00% PIK)	8.50%	10/4/2024	48,391		47,597	47,544	1.07
Tetra Technologies, Inc. (4)(6)(11)	L + 6.25%	7.25%	9/10/2025	17,790		17,716	17,790	0.40
						65,314	65,333	1.47
Health Care Equipment & Supplies
CPI Buyer, LLC (4)(7)(10)	L + 5.50%	6.25%	11/1/2028	29,500		28,777	28,767	0.65
GCX Corporation Buyer, LLC (4)(5)(7)(10)	L + 5.50%	6.25%	9/13/2027	21,945		21,453	21,431	0.48
						50,230	50,198	1.13
Health Care Providers & Services
ACI Group Holdings, Inc. (4)(5)(7)(10)	L + 5.50%	6.25%	8/2/2028	109,290		106,643	107,682	2.42
ADCS Clinics Intermediate Holdings, LLC (4)(7)(11)	L + 6.25%	7.25%	5/7/2027	8,247		8,069	8,129	0.18
Canadian Hospital Specialties Ltd. (4)(5)(6)(7)(11)	L + 4.50%	5.50%	4/14/2028	C$	27,052	21,291	21,430	0.48
Canadian Hospital Specialties Ltd. (4)(5)(6)(7)(11) - Revolving Term Loan	C + 5.25%	6.25%	4/14/2028	C$	547	399	388	0.01
CCBlue Bidco, Inc. (4)(7)(10)	L + 6.25% (incl. 2.75% PIK)	7.00%	12/21/2028	9,728		9,515	9,514	0.21
Cross Country Healthcare, Inc. (4)(10)	L + 5.75%	6.50%	6/8/2027	29,545		29,010	29,250	0.66
DCA Investment Holdings, LLC (4)(7)(10)	L + 6.25%	7.00%	3/12/2027	24,471		24,128	24,203	0.54
Epoch Acquisition, Inc. (4)(11)	L + 6.75%	7.75%	10/4/2024	24,560		24,404	24,560	0.55
Healthcomp Holding Company, LLC (4)(5)(7)(11)	L + 5.75%	6.75%	10/27/2026	105,078		102,655	105,078	2.36
Jayhawk Buyer, LLC (4)(11)	L + 5.00%	6.00%	10/15/2026	154,227		151,312	152,685	3.43
Navigator Acquiror, Inc. (4)(7)(9)	L + 5.75%	6.25%	7/16/2027	201,924		200,061	200,915	4.52
Odyssey Holding Company, LLC (4)(11)	L + 5.75%	6.75%	11/16/2025	20,489		20,274	20,489	0.46
Onex Baltimore Buyer, Inc. (4)(7)(10)	L + 5.75%	6.50%	12/1/2027	28,977		28,368	28,364	0.64
Smile Doctors, LLC (4)(7)(10)	L + 5.75%	6.50%	12/1/2028	9,449		9,221	9,233	0.21
Snoopy Bidco, Inc. (4)(7)(10)	L + 6.00%	6.75%	6/1/2028	264,000		255,148	258,750	5.82
SpecialtyCare, Inc. (4)(5)(7)(11)	L + 5.75%	6.75%	6/18/2028	12,225		11,844	11,975	0.27
Stepping Stones Healthcare Services, LLC (4)(7)(10)	L + 5.75%	6.50%	1/2/2029	2,188		2,129	2,129	0.05
The GI Alliance Management, LLC (4)(11)	L + 6.25%	7.25%	11/4/2024	272,257		267,352	270,216	6.08
US Oral Surgery Management Holdco, LLC (4)(7)(10)	L + 5.50%	6.25%	11/18/2027	32,982		32,152	32,238	0.72

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
WHCG Purchaser III, Inc. (4)(5)(7)(10)	L + 5.75%	6.50%	6/22/2028		46,608	45,438	45,352	1.02
						1,349,412	1,362,579	30.63
Health Care Technology
Edifecs, Inc. (4)(11)	L + 7.00%	8.00%	9/21/2026		221,397	217,041	228,039	5.13
Edifecs, Inc. (4)(10)	L + 5.50%	6.25%	9/21/2026		13,703	13,437	13,428	0.30
GI Ranger Intermediate, LLC (4)(7)(10)	L + 6.00%	6.75%	10/29/2028		13,080	12,782	12,774	0.29
NMC Crimson Holdings, Inc. (4)(7)(10)	L + 6.00%	6.75%	3/1/2028		71,173	68,879	69,279	1.56
Project Ruby Ultimate Parent Corp. (10)	L + 3.25%	4.00%	3/3/2028		8,547	8,509	8,549	0.19
						320,649	332,069	7.47
Insurance
Alera Group, Inc. (4)(7)(10)	L + 5.50%	6.25%	9/30/2028		3,713	3,678	3,676	0.08
Benefytt Technologies, Inc. (4)(7)(10)	L + 6.00%	6.75%	8/12/2027		10,500	10,276	10,260	0.23
Foundation Risk Partners Corp. (4)(7)(10)	L + 5.75%	6.50%	10/29/2028		24,286	23,881	23,891	0.54
Galway Borrower, LLC (4)(5)(7)(10)	L + 5.25%	6.00%	9/24/2028		24,059	22,882	22,993	0.52
High Street Buyer, Inc. (4)(5)(7)(10)	L + 6.00%	6.75%	4/14/2028		49,854	48,869	48,741	1.10
Integrity Marketing Acquisition, LLC (4)(5)(7)(10)	L + 5.50%	6.25%	8/27/2025		113,724	112,245	113,109	2.54
Integrity Marketing Acquisition, LLC (4)(5)(11)	L + 5.75%	6.75%	8/27/2025		19,879	19,640	19,829	0.45
Jones Deslauriers Insurance Management, Inc. (5)(6)(7)(10)	C + 4.25%	5.00%	3/28/2028	C$	68,239	53,248	53,799	1.21
PGIS Intermediate Holdings, LLC (4)(5)(7)(10)	L + 5.50%	6.25%	10/14/2028		3,373	3,288	3,290	0.07
SG Acquisition, Inc. (4)(9)	L + 5.00%	5.50%	1/27/2027		110,586	109,152	110,309	2.48
Tennessee Bidco Limited (4)(5)(6)(8)	L + 7.00%	7.15%	8/3/2028		63,529	61,854	61,623	1.39
Tennessee Bidco Limited (4)(5)(6)(7)(8)	S + 7.00%	7.05%	8/3/2028		£25,848	33,898	33,663	0.76
Westland Insurance Group LTD (4)(5)(6)(11)	L + 7.00%	8.00%	1/5/2027		42,483	39,257	41,315	0.93
Westland Insurance Group LTD (4)(5)(6)(7)(11)	C + 7.00%	8.00%	1/5/2027	C$	96,704	68,874	74,348	1.67
						611,042	620,848	13.97
Interactive Media & Services
Bungie, Inc. (4)(11)	L + 6.25%	7.25%	8/28/2024		47,200	46,824	47,200	1.06
Internet & Direct Marketing Retail
Donuts, Inc. (4)(11)	L + 6.00%	7.00%	12/29/2026		325,760	320,336	324,131	7.29
IT Services
AI Altius Bidco, Inc. (4)(5)(7)(10)	L + 5.50%	6.25%	12/13/2028		6,218	6,074	6,060	0.14
Inovalon Holdings, Inc. (4)(7)(10)	L + 5.75%	6.50%	11/24/2028		103,533	100,841	100,806	2.27
Razor Holdco, LLC (4)(10)	L + 5.75%	6.50%	10/25/2027		47,800	46,874	46,844	1.05
Red River Technology, LLC (4)(7)(11)	L + 6.00%	7.00%	5/26/2027		81,604	80,264	78,951	1.78
Turing Holdco, Inc. (4)(5)(6)(8)	L + 6.00%	6.13%	8/3/2028		8,437	8,192	8,184	0.18
Turing Holdco, Inc. (4)(5)(6)(7)(8)	L + 6.00%	6.00%	8/3/2028		€10,880	12,062	11,860	0.27
						254,306	252,705	5.69

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Machinery
MHE Intermediate Holdings, LLC (4)(5)(7)(11)	L + 5.75%	6.75%	7/21/2027	3,304	3,236	3,233	0.07
Marine
Armada Parent, Inc. (4)(7)(10)	L + 5.75%	6.50%	10/29/2027	25,250	24,682	24,665	0.55
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc. (4)(6)(13)	L + 6.25%	7.75%	11/26/2024	150,862	149,549	150,862	3.39
Paper & Forest Products
Profile Products, LLC (4)(7)(10)	L + 5.50%	6.25%	11/12/2027	6,075	5,925	5,922	0.13
Professional Services
ALKU, LLC (4)(10)	L + 5.25%	6.00%	3/1/2028	79,643	78,914	79,245	1.78
ASP Endeavor Acquisition, LLC (4)(5)(9)	L + 6.50%	7.00%	5/3/2027	13,905	13,625	13,766	0.31
BPPH2 Limited (4)(5)(6)(8)	L + 6.75%	6.92%	3/2/2028	£26,300	35,487	35,978	0.81
CFGI Holdings, LLC (4)(7)(10)	L + 5.25%	6.00%	11/1/2027	7,675	7,494	7,489	0.17
Clearview Buyer, Inc. (4)(5)(7)(10)	L + 5.25%	6.00%	8/26/2027	17,339	16,969	16,947	0.38
Guidehouse, Inc. (4)(5)(7)(10)	L + 5.50%	6.25%	10/16/2028	346,154	342,793	342,692	7.71
HIG Orca Acquisition Holdings, Inc. (4)(5)(7)(11)	L + 6.00%	7.00%	8/17/2027	33,523	32,833	32,761	0.74
IG Investments Holdings, LLC (4)(5)(7)(10)	L + 6.00%	6.75%	9/22/2028	47,676	46,726	47,375	1.07
Kaufman Hall & Associates, LLC (4)(7)(10)	L + 5.50%	6.25%	12/14/2028	19,500	19,063	19,060	0.43
Material Holdings, LLC (4)(5)(7)(10)	L + 5.75%	6.50%	8/19/2027	27,416	26,873	26,838	0.60
Sherlock Buyer Corp. (4)(7)(8)	L + 5.75%	5.75%	12/8/2028	8,638	8,417	8,415	0.19
Titan Investment Company, Inc. (4)(5)(8)	L + 5.75%	5.96%	3/20/2027	42,460	40,729	42,672	0.96
Trinity Air Consultants Holdings Corp. (4)(7)(10)	L + 5.25%	6.00%	6/29/2027	69,311	67,797	67,656	1.52
Trinity Partners Holdings, LLC (4)(7)(10)	L + 5.75%	6.50%	12/21/2028	4,658	4,551	4,551	0.10
West Monroe Partners, LLC (4)(7)(10)	L + 5.50%	6.25%	11/8/2028	15,009	14,715	14,709	0.33
					756,987	760,154	17.10
Real Estate Management & Development
Cumming Group, Inc. (4)(7)(11)	L + 6.00%	7.00%	5/26/2027	55,072	53,548	54,820	1.23
Progress Residential PM Holdings, LLC (4)(7)(10)	L + 6.25%	7.00%	2/16/2028	70,324	68,756	71,027	1.60
					122,304	125,846	2.83
Road & Rail
Gruden Acquisition, Inc. (4)(5)(7)(11)	L + 5.25%	6.25%	7/1/2028	26,198	25,482	25,429	0.57

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Software
AxiomSL Group, Inc. (4)(7)(11)	L + 6.00%	7.00%	12/3/2027	42,545	41,669	41,571	0.93
Connatix Buyer, Inc. (4)(5)(7)(10)	L + 6.00%	6.75%	7/14/2027	37,718	36,822	36,746	0.83
Diligent Corporation (4)(11)	L + 5.75%	6.75%	8/4/2025	59,550	58,861	59,103	1.33
Episerver, Inc. (4)(5)(7)(11)	L + 5.50%	6.50%	4/9/2026	9,742	9,587	9,565	0.22
Experity, Inc. (4)(5)(7)(10)	L + 5.50%	6.25%	7/22/2027	8,527	8,352	8,338	0.19
GovernmentJobs.com, Inc. (4)(7)(10)	L + 5.50%	6.25%	12/1/2028	5,000	4,866	4,865	0.11
GraphPAD Software, LLC (4)(7)(11)	L + 5.50%	6.50%	4/27/2027	26,853	26,453	26,488	0.60
LD Lower Holdings, Inc. (4)(7)(11)	L + 6.50%	7.50%	2/8/2026	93,400	91,866	92,466	2.08
Mandolin Technology Intermediate Holdings, Inc. (4)(5)(7)(9)	L + 3.75%	4.25%	7/6/2028	8,700	8,566	8,558	0.19
Medallia, Inc. (4)(10)	L + 6.75% PIK	7.50%	10/29/2028	296,542	290,819	290,611	6.53
Monk Holding Co. (4)(7)(10)	L + 5.75%	6.50%	12/1/2027	4,889	4,743	4,744	0.11
MRI Software, LLC (5)(7)(11)	L + 5.50%	6.50%	2/10/2026	28,117	27,946	28,094	0.63
Nintex Topco Limited (4)(6)(10)	L + 5.75%	6.50%	11/13/2028	34,475	33,799	33,786	0.76
Relativity ODA, LLC (4)(7)(11)	L + 7.50% PIK	8.50%	5/12/2027	19,323	18,842	18,984	0.43
Relay Purchaser, LLC (4)(5)(7)(10)	L + 6.00%	6.75%	8/30/2028	50,000	48,982	49,304	1.11
Spitfire Parent, Inc. (4)(5)(11)	L + 5.50%	6.50%	3/11/2027	€10,448	12,406	11,762	0.26
Spitfire Parent, Inc. (4)(7)(11)	L + 5.50%	6.50%	3/11/2027	70,933	69,574	70,131	1.58
Stamps.com, Inc. (4)(10)	L + 5.75%	6.50%	10/5/2028	290,278	284,671	284,473	6.40
The NPD Group L.P. (4)(7)(10)	L + 6.00%	6.75%	11/9/2028	122,600	119,670	119,633	2.69
Triple Lift, Inc. (4)(7)(10)	L + 5.75%	6.50%	5/6/2028	48,755	47,732	48,114	1.08
					1,246,226	1,247,334	28.06
Specialty Retail
CustomInk, LLC (4)(11)	L + 6.21%	7.21%	5/3/2026	163,594	161,686	161,549	3.63
Technology Hardware, Storage & Peripherals
Lytx, Inc. (4)(11)	L + 6.75%	7.75%	2/28/2026	85,320	84,355	84,893	1.91
Trading Companies & Distributors
Porcelain Acquisition Corp. (4)(7)(11)	L + 6.00%	7.00%	4/30/2027	47,556	45,729	45,822	1.03
The Cook & Boardman Group, LLC (11)	L + 5.75%	6.75%	10/17/2025	49,712	49,421	48,494	1.09
					95,150	94,316	2.12

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Transportation Infrastructure
Capstone Logistics, LLC (7)(11)	L + 4.75%	5.75%	11/12/2027		5,615	5,575	5,628	0.13
Frontline Road Safety, LLC (4)(7)(10)	L + 5.75%	6.50%	5/3/2027		91,070	89,451	87,970	1.98
Helix TS, LLC (4)(7)(10)	L + 5.75%	6.50%	8/4/2027		36,193	35,514	35,469	0.80
Roadsafe Holdings, Inc. (4)(7)(11)	L + 5.75%	6.75%	10/19/2027		43,200	42,356	42,697	0.96
Safety Borrower Holdings LP (4)(5)(7)(11)	L + 5.75%	6.75%	9/1/2027		4,195	4,147	4,145	0.09
Sam Holding Co, Inc. (4)(7)(11)	L + 5.50%	6.50%	9/24/2027		38,305	37,372	37,323	0.84
Spireon, Inc. (4)(11)	L + 6.50%	7.50%	10/4/2024		22,733	22,601	22,733	0.51
TRP Infrastructure Services, LLC (4)(7)(11)	L + 5.50%	6.50%	7/9/2027		39,684	38,889	38,820	0.87
						275,905	274,783	6.18
Total First Lien Debt						$9,563,051	$9,621,939	216.36%
Second Lien Debt
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(11)	L + 8.75%	9.75%	12/31/2028		$7,517	$7,369	$7,517	0.17%
Health Care Providers & Services
Canadian Hospital Specialties Ltd. (4)(5)(6)(8)	8.75%	8.75%	4/15/2029	C$	10,533	8,274	8,318	0.19
Jayhawk Buyer, LLC (4)(11)	L + 8.75%	9.75%	10/15/2027		5,183	5,089	5,118	0.12
						13,363	13,437	0.31
Industrial Conglomerates
Victory Buyer, LLC (4)(9)	L + 7.00%	7.50%	11/19/2028		9,619	9,523	9,523	0.21
Insurance
Jones Deslauriers Insurance Management, Inc. (5)(6)(7)(9)	C + 7.50%	8.00%	3/26/2029	C$	25,495	19,778	20,295	0.46
IT Services
Inovalon Holdings, Inc. (4)(5)(10)	L + 10.50% PIK	11.25%	11/24/2033		9,182	8,909	8,907	0.20
Software
Mandolin Technology Intermediate Holdings, Inc. (4)(5)(9)	L + 6.50%	7.00%	7/6/2029		3,550	3,503	3,497	0.08
Total Second Lien Debt						$62,445	$63,175	1.43%
Warrants
Software
Mermaid EquityCo L.P. - Class B Units (4)					$4,551	$865	$7,645	0.17%
Total Warrants						$865	$7,645	0.17%
Equity
Aerospace & Defense
Corfin Holdco, Inc. - Common Stock (4)					2,137,866	$4,767	$9,535	0.21%

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity (continued)
Air Freight & Logistics
AGI Group Holdings LP - A2 Units (4)				902	902	971	0.02
Mode Holdings, L.P. - Class A-2 Common Units (4)				5,486,923	5,487	9,876	0.22
					6,389	10,847	0.24
Distributors
Box Co-Invest Blocker, LLC (4)				702,305	702	702	0.02
EIS Acquisition Holdings, LP - Class A Common Units (4)				6,292	3,358	6,764	0.15
					4,061	7,466	0.17
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests (4)				12,511,857	12,315	14,480	0.33
Deneb Ultimate Topco, LLC - Class A Units (4)				213	213	213	0.00
					12,528	14,693	0.33
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units (4)				6,930	5,877	5,877	0.13
Point Broadband Holdings, LLC - Class B Units (4)				369,255	1,053	1,052	0.02
					6,930	6,930	0.15
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units (4)				500	500	500	0.01
Health Care Providers & Services
Jayhawk Holdings, LP - A-1 Common Units (4)				2,201	392	579	0.01
Jayhawk Holdings, LP - A-2 Common Units (4)				1,185	211	312	0.01
					603	890	0.02
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest (4)				2,854,133	2,854	2,854	0.06
Professional Services
Guidehouse Holding Corp. - Preferred Equity (4)				15,440	15,133	15,789	0.36
OHCP V TC COI, LP. - LP Interest (4)				3,500,000	3,500	3,500	0.08
					18,633	19,289	0.44
Software
Connatix Parent, LLC - Class L Common Units (4)				42,045	462	462	0.01
Lobos Parent, Inc. - Series A Preferred Shares (4)				1,545	1,506	1,518	0.03
Mandolin Technology Holdings, Inc.- Series A Preferred Shares (4)				3,550	3,444	3,602	0.08
Mermaid Equity Co. L.P. - Class A-2 Common Units (4)				14,849,355	14,849	39,054	0.88
					20,261	44,637	1.00

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity (continued)
Specialty Retail
CustomInk, LLC - Series A Preferred Units (4)				384,520	5,200	6,272	0.14
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units (4)				27,536	2,909	2,628	0.06
Ncp Helix Holdings, LLC. - Preferred Shares (4)				369	372	397	0.01
					3,281	3,025	0.07
Total Equity Investments					$86,006	$126,937	2.84%
Total Investments - non-controlled/non-affiliated					$9,712,367	$9,819,696	220.80%
Investments - non-controlled/affiliated
Equity
Insurance
Blackstone Donegal Holdings LP - LP Interests (Westland Insurance Group LTD) (4)(5)(6)(14)					$32,759	$35,683	0.80%
Total Equity					$32,759	$35,683	0.80%
Total Investments - non-controlled/affiliated					$32,759	$35,683	0.80%
Total Investment Portfolio					$9,745,126	$9,855,379	221.59%
Cash and Cash Equivalents
Other Cash and Cash Equivalents					$102,879	$102,879	2.31%
Total Portfolio Investments, Cash and Cash Equivalents					$9,848,004	$9,958,258	223.90%
`

(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR"), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2021. Variable rate loans typically include an interest reference rate floor feature. As of December 31, 2021, 93.9% of the debt portfolio at fair value had an interest rate floor above zero.
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
(5)These debt investments are not pledged as collateral under any of the Company's credit facilities. For other debt investments that are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities. Any other debt investments listed above are pledged to financing facilities and are not available to satisfy the creditors of the Company.
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2021, non-qualifying assets represented 10.5% of total assets as calculated in accordance with regulatory requirements.

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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2023	$39,937	$—
ACI Group Holdings, Inc.	Revolver	8/2/2027	11,567	(116)
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	881	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	1,301	(26)
AI Altius Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	1,302	(26)
Albireo Energy, LLC	Delayed Draw Term Loan	6/23/2022	33,799	—
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	28	—
Armada Parent, Inc.	Delayed Draw Term Loan	10/29/2023	2,500	(25)
Armada Parent, Inc.	Revolver	10/29/2027	2,750	—
Ascend Buyer, LLC	Revolver	9/30/2027	1,617	—
AxiomSL Group, Inc.	Delayed Draw Term Loan	12/3/2027	2,949	(59)
AxiomSL Group, Inc.	Revolver	12/3/2025	3,221	(64)
Bazaarvoice, Inc.	Delayed Draw Term Loan	11/7/2022	32,212	—
Bazaarvoice, Inc.	Revolver	5/7/2026	28,662	—
Benefytt Technologies, Inc.	Delayed Draw Term Loan	8/12/2023	2,985	(30)
Monk Holding Co.	Delayed Draw Term Loan	8/12/2023	2,230	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	43,592	—
Canadian Hospital Specialties Ltd.	Delayed Draw Term Loan	4/14/2023	5,754	—
Canadian Hospital Specialties Ltd.	Revolver	4/14/2027	2,440	—
Capstone Logistics, LLC	Delayed Draw Term Loan	11/12/2027	338	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	1,920	—
CFGI Holdings, LLC	Delayed Draw Term Loan	11/2/2027	1,200	(12)
CFGI Holdings, LLC	Revolver	11/2/2027	1,050	(21)
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	3,668	—
Clearview Buyer, Inc.	Revolver	2/26/2027	449	—
Connatix Buyer, Inc.	Delayed Draw Term Loan	7/14/2023	10,900	(109)
Connatix Buyer, Inc.	Revolver	7/14/2027	5,431	—
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	1,331	—
CPI Buyer, LLC	Delayed Draw Term Loan	5/1/2023	8,747	—
CPI Buyer, LLC	Revolver	11/1/2026	3,214	(64)
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	27,409	—
Cumming Group, Inc.	Revolver	5/26/2027	11,576	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	3/12/2023	3,900	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2023	18,700	—
Episerver, Inc.	Revolver	4/9/2026	2,064	(31)
Experity, Inc.	Revolver	7/22/2027	948	(19)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2023	2,108	—
Foundation Risk Partners Corp.	Revolver	10/29/2027	2,382	(36)
Frontline Road Safety, LLC - A	Delayed Draw Term Loan	5/3/2027	3,419	—
Frontline Road Safety, LLC - B	Delayed Draw Term Loan	5/3/2022	26,351	—
Galway Borrower, LLC	Delayed Draw Term Loan	9/30/2023	35,620	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt (continued)
Galway Borrower, LLC	Revolver	9/30/2027	19,017	(380)
GCX Corporation Buyer, LLC	Delayed Draw Term Loan	9/13/2023	7,500	—
Genuine Cable Group, LLC	Delayed Draw Term Loan	4/1/2023	37,385	—
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/29/2023	2,000	(20)
GI Ranger Intermediate, LLC	Revolver	10/29/2027	1,200	(24)
Go Car Wash Management Corp.	Delayed Draw Term Loan	8/31/2023	12,715	—
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	2,144	—
GovernmentJobs.com, Inc.	Revolver	11/30/2027	677	(14)
GI Consilio Parent, LLC	Revolver	5/14/2026	4,200	—
GraphPAD Software, LLC	Delayed Draw Term Loan	4/27/2027	6,429	(64)
GraphPAD Software, LLC	Revolver	4/27/2027	2,124	—
Gruden Acquisition, Inc.	Delayed Draw Term Loan	7/1/2023	3,428	—
Gruden Acquisition, Inc.	Revolver	7/1/2026	3,000	(75)
Guidehouse, Inc.	Revolver	10/15/2027	27,395	—
Healthcomp Holding Company, LLC	Delayed Draw Term Loan	4/27/2022	28,515	—
Helix TS, LLC	Delayed Draw Term Loan	8/3/2023	16,420	—
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2023	6,210	(62)
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	1,481	—
High Street Buyer, Inc. - B	Delayed Draw Term Loan	4/16/2028	3,573	—
High Street Buyer, Inc.	Revolver	4/16/2027	2,254	(45)
IG Investments Holdings, LLC	Revolver	9/22/2027	1,791	—
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	11,060	(138)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	12,762	—
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	2,950	—
Java Buyer, Inc.	Revolver	12/15/2027	820	(16)
Jones Deslauriers Insurance Management, Inc.	Delayed Draw Term Loan	3/28/2022	15,248	—
Jones Deslauriers Insurance Management, Inc. (2nd Lien)	Delayed Draw Term Loan	3/28/2022	2,441	—
Kaufman Hall & Associates, LLC	Delayed Draw Term Loan	12/14/2023	4,960	(50)
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	2,121	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	784	—
KPSKY Acquisition, Inc.	Delayed Draw Term Loan	10/19/2023	1,188	—
L&S Mechanical Acquisition, LLC	Delayed Draw Term Loan	9/1/2022	4,088	—
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	15,684	—
Linquest Corp.	Delayed Draw Term Loan	1/27/2023	4,975	(50)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	1,200	—
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	12/23/2028	1,600	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2023	3,533	—
Material Holdings, LLC	Revolver	8/17/2027	1,484	—
Maverick Acquisition, Inc.	Delayed Draw Term Loan	6/1/2023	6,243	—
MHE Intermediate Holdings, LLC	Delayed Draw Term Loan	7/21/2023	170	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	268	(5)
MRI Software, LLC	Revolver	2/10/2026	1,516	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt (continued)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	65,988	—
NDC Acquisition Corp.	Revolver	3/9/2027	3,211	—
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	3/1/2023	31,400	(471)
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/30/2022	22,627	(665)
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	2/16/2022	16,623	—
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	12/1/2023	3,388	—
PGIS Intermediate Holdings, LLC	Delayed Draw Term Loan	10/16/2028	1,297	(13)
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	330	(2)
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	10/1/2023	39,309	(491)
Profile Products, LLC	Delayed Draw Term Loan	11/12/2027	1,340	—
Profile Products, LLC	Revolver	11/12/2027	893	(18)
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2023	5,917	—
R1 Holdings, LLC	Delayed Draw Term Loan	4/19/2022	8,886	—
Radwell International, LLC	Delayed Draw Term Loan	7/13/2023	9,740	—
Radwell International, LLC	Revolver	7/13/2027	11,458	—
Red River Technology, LLC	Delayed Draw Term Loan	5/26/2023	25,880	—
Relativity ODA, LLC	Revolver	5/12/2027	3,292	(49)
Relay Purchaser, LLC	Revolver	8/30/2026	7,143	(71)
Roadsafe Holdings, Inc.	Delayed Draw Term Loan	10/19/2022	7,100	—
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	6,452	(65)
Safety Borrower Holdings LP	Delayed Draw Term Loan	9/1/2022	932	—
Safety Borrower Holdings LP	Revolver	9/1/2027	373	(4)
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2023	33,600	—
Sam Holding Co, Inc.	Revolver	3/24/2027	6,000	(120)
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2022	800	(12)
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	600	—
SelectQuote, Inc.	Delayed Draw Term Loan	11/3/2022	16,067	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/8/2028	2,794	(28)
Sherlock Buyer Corp.	Revolver	12/8/2027	1,111	(22)
Smile Doctors, LLC	Delayed Draw Term Loan	12/21/2023	1,623	—
Smile Doctors, LLC	Revolver	12/21/2027	1,174	—
Snoopy Bidco, Inc.	Delayed Draw Term Loan	6/1/2023	86,000	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/18/2023	1,260	—
SpecialtyCare, Inc.	Revolver	6/18/2026	1,047	—
Spitfire Parent, Inc.	Delayed Draw Term Loan	9/4/2022	9,222	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	748	(7)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	371	—
Tailwind Colony Holding Corporation	Delayed Draw Term Loan	2/10/2022	3,752	—
TCFI AEVEX, LLC	Delayed Draw Term Loan	3/18/2022	1,579	—
TCFI AEVEX, LLC	Delayed Draw Term Loan	3/18/2022	30,445	(304)
Tennessee Bidco Limited - GBP	Delayed Draw Term Loan	8/3/2028	34,405	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2023	24,085	(241)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt (continued)
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	1,376	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	12/21/2023	1,380	(14)
Triple Lift, Inc.	Revolver	5/6/2028	7,698	(154)
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	1/9/2023	7,101	(71)
The Action Environmental Group, Inc.	Delayed Draw Term Loan	1/16/2026	29,158	—
The NPD Group L.P.	Revolver	12/1/2027	9,260	(86)
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	9,318	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	1/7/2022	12,338	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	3,233	(65)
Westland Insurance Group LTD	Delayed Draw Term Loan	7/5/2022	86,743	—
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	3,848	—
West Monroe Partners, LLC	Revolver	11/9/2027	1,443	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	20,425	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	6,723	(134)
Total First Lien Debt Unfunded Commitments			$1,407,311	$(4,688)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of December 31, 2021 was 0.50%
(10)The interest rate floor on these investments as of December 31, 2021 was 0.75%
(11)The interest rate floor on these investments as of December 31, 2021 was 1.00%
(12)The interest rate floor on these investments as of December 31, 2021 was 1.25%.
(13)The interest rate floor on these investments as of December 31, 2021 was 1.50%
(14)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2021, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2021, the Company’s non-controlled/affiliated investments were as follows:

	Fair value as of December 31, 2020	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of December 31, 2021	Dividend and Interest Income
Non-controlled/Affiliated Investments
Blackstone Donegal Holdings LP (Westland Insurance Group, LTD)	$—	$32,760	$—	$2,923	$35,683	$—
Total	$—	$32,760	$—	$2,923	$35,683	$—

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2020 (in thousands)
Investments—non-controlled/non-affiliated (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt
Aerospace & Defense
Corfin Holdings, Inc. (4)(9)	L + 6.00%	7.00%	2/5/2026	$203,463	$200,008	$202,954	6.21%
MAG DS Corp (9)	L + 5.50%	6.50%	4/1/2027	87,607	79,610	83,884	2.57
TCFI AEVEX, LLC (4)(7)(9)	L + 6.00%	7.00%	3/18/2026	102,020	100,089	100,868	3.09
					379,707	387,706	11.87
Air Freight & Logistics
Livingston International Inc. (4)(6)(9)	L + 5.75%	6.75%	4/30/2026	122,138	118,447	121,527	3.72
Mode Purchaser, Inc. (4)(9)	L + 6.25%	7.25%	12/9/2026	176,988	173,986	171,235	5.24
Omni Intermediate Holdings, LLC (4)(5)(7)(9)	L + 5.00%	6.00%	12/30/2026	5,000	4,875	4,875	0.15
Omni Intermediate Holdings, LLC - Revolving Term Loan (4)(5)(7)(9)	L + 5.00%	6.00%	12/30/2025	42	28	28	—
R1 Holdings, LLC (4)(7)(9)	L + 6.00%	7.06%	1/2/2026	57,669	56,856	57,093	1.75
					354,192	354,758	10.86
Building Products
Jacuzzi Brands, LLC (4)(9)	L + 6.50%	7.50%	2/25/2025	99,228	97,922	95,755	2.93
Latham Pool Products, Inc. (8)	L + 6.00%	6.15%	6/18/2025	49,193	47,888	49,117	1.50
Lindstrom, LLC (4)(9)	L + 6.25%	7.25%	4/7/2025	129,650	127,891	127,057	3.89
The Wolf Organization, LLC (4)(9)	L + 6.50%	7.50%	9/3/2026	95,750	94,204	96,707	2.96
Windows Acquisition Holdings, Inc. (4)(5)(9)	L + 6.50%	7.50%	12/29/2026	62,996	61,737	61,736	1.89
Windows Acquisition Holdings, Inc. - Revolving Term Loan (4)(5)(7)(9)	L + 6.50%	7.50%	12/29/2025	4,620	4,620	4,620	0.14
					434,262	434,992	13.31
Capital Markets
Advisor Group Holdings, Inc. (8)	L + 5.00%	5.15%	7/31/2026	6,430	5,981	6,390	0.20
Chemicals
DCG Acquisition Corp. (4)(7)(9)	L + 7.50%	8.50%	9/30/2026	39,800	38,886	39,402	1.21
LSF11 Skyscraper US Bidco 2, LLC (4)(6)(9)	L + 5.50%	6.50%	9/29/2027	106,878	101,786	106,344	3.25
LSF11 Skyscraper Holdco S.à r.l, LLC (4)(6)(9)	L + 5.50%	6.50%	9/29/2027	335	319	334	0.01
Polymer Additives, Inc. (8)	L + 6.00%	6.21%	7/31/2025	29,452	28,400	24,726	0.76
USALCO, LLC (4)(7)(10)	L + 7.25%	8.50%	6/1/2026	166,751	162,734	168,553	5.16
USALCO, LLC (4)(9)	L + 6.50%	7.50%	6/1/2026	35,693	34,979	34,979	1.07
VDM Buyer, Inc. (4)(8)	L + 6.75%	6.97%	4/22/2025	€24,023	26,651	28,512	0.87
VDM Buyer, Inc. (4)(8)	L + 6.75%	6.97%	4/22/2025	63,089	62,184	61,197	1.87
					455,939	464,046	14.20

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2020 (in thousands)
Investments—non-controlled/non-affiliated (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies
Veregy Consolidated, Inc. (9)	L + 6.00%	7.00%	11/3/2027	20,000	19,413	19,850	0.61
JSS Holdings, Inc. (4)(9)	L + 6.25%	7.25%	12/17/2027	327,174	322,295	322,266	9.86
The Action Environmental Group, Inc. (4)(7)(10)	L + 6.00%	7.25%	1/16/2026	118,275	116,101	113,544	3.47
					457,809	455,660	13.94
Construction & Engineering
Brand Industrial Services, Inc. (9)	L + 4.25%	5.25%	6/21/2024	7,884	7,317	7,706	0.24
COP Home Services TopCo IV, Inc. (4)(5)(7)(9)	L + 5.00%	6.00%	12/31/2027	16,162	15,482	15,482	0.47
IEA Energy Services, LLC (8)	L + 6.75%	7.00%	9/25/2024	30,517	29,556	30,466	0.93
					52,355	53,654	1.64
Distributors
Bution Holdco 2, Inc. (4)(9)	L + 6.25%	7.25%	10/17/2025	123,438	121,467	120,969	3.70
Dana Kepner Company, LLC (4)(7)(9)	L + 6.25%	7.25%	12/29/2026	71,667	70,236	70,234	2.15
EIS Buyer, LLC (4)(11)	L + 6.25%	7.75%	9/30/2025	81,984	80,687	79,524	2.43
Fastlane Parent Company, Inc. (8)	L + 4.50%	4.65%	2/4/2026	12,481	12,285	12,450	0.38
PSS Industrial Group Corp. (11)	L + 6.00%	7.50%	4/10/2025	56,162	53,161	39,875	1.22
SEKO Global Logistics Network, LLC (4)(5)(7)(9)	L + 5.00%	6.00%	12/30/2026	4,700	4,609	4,608	0.14
Tailwind Colony Holding Corporation (4)(9)	L + 7.50%	8.50%	11/13/2024	33,045	32,698	31,971	0.98
Unified Door & Hardware Group, LLC (4)(9)	L + 6.25%	7.25%	6/30/2025	91,063	89,440	91,063	2.79
					464,583	450,695	13.79
Diversified Financial Services
SelectQuote, Inc. (4)(9)	L + 6.00%	7.00%	11/5/2024	59,714	58,153	60,311	1.85
Electrical Equipment
Shoals Holdings, LLC (4)(9)	L + 3.25%	4.25%	11/25/2026	149,687	145,982	145,944	4.47
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(5)(7)(9)	L + 6.00%	7.00%	12/23/2026	111,978	108,911	108,899	3.34
Convergeone Holdings, Inc. (8)	L + 5.00%	5.15%	1/4/2026	14,617	14,187	13,849	0.42
					123,098	122,748	3.76
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(11)	L + 7.00%	8.50%	10/4/2024	58,246	56,934	53,877	1.65
Tetra Technologies, Inc. (4)(6)(9)	L + 6.25%	7.25%	9/10/2025	23,296	23,174	21,666	0.66
					80,108	75,543	2.31
Health Care Equipment & Supplies
Lifescan Global Corporation (8)	L + 6.00%	6.23%	10/1/2024	5,797	5,633	5,537	0.17
Surgical Specialties Corp (US) Inc. (4)(6)(8)	L + 5.00%	5.25%	5/7/2025	32,998	32,036	32,997	1.01
					37,669	38,535	1.18

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2020 (in thousands)
Investments—non-controlled/non-affiliated (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services
Epoch Acquisition, Inc. (4)(9)	L + 6.75%	7.75%	10/4/2024	24,813	24,598	24,689	0.76
Healthcomp Holding Company, LLC (4)(5)(7)(9)	L + 6.00%	7.00%	10/27/2026	87,300	84,901	84,827	2.60
Jayhawk Buyer, LLC (4)(7)(9)	L + 5.75%	6.75%	10/15/2026	107,884	105,283	105,187	3.22
Monroe Capital Holdings, LLC (4)(7)(9)	L + 6.75%	7.75%	9/8/2026	107,359	105,317	106,286	3.25
Odyssey Holding Company, LLC (4)(9)	L + 5.75%	6.75%	11/16/2025	18,898	18,680	18,898	0.58
The GI Alliance Management, LLC (4)(7)(9)	L + 6.25%	7.25%	11/4/2024	189,409	184,953	180,127	5.51
					523,732	520,014	15.92
Health Care Technology
Edifecs, Inc. (4)(9)	L + 7.50%	8.50%	9/21/2026	263,008	256,739	259,063	7.93
Project Ruby Ultimate Parent Corp (4)(9)	L + 4.25%	5.25%	2/9/2024	30,000	29,550	30,075	0.92
					286,289	289,138	8.85
Hotels, Restaurants & Leisure
Excel Fitness Holdings, Inc (9)	L + 5.25%	6.25%	10/7/2025	46,588	44,918	42,939	1.31
Industrial Conglomerates
Tailwind Smith Cooper Intermediate Corporation (8)	L + 5.00%	5.15%	5/28/2026	30,682	29,746	29,190	0.89
Insurance
Integrity Marketing Acquisition, LLC (4)(5)(7)(9)	L + 6.25%	7.25%	8/27/2025	32,651	31,962	31,902	0.98
SG Acquisition, Inc. (4)(8)	L + 5.75%	5.90%	1/27/2027	102,895	101,111	101,352	3.10
					133,073	133,254	4.08
Interactive Media & Services
Bungie, Inc. (4)(9)	L + 6.25%	7.25%	8/28/2024	47,200	46,683	47,200	1.44
Internet & Direct Marketing Retail
Shutterfly, Inc. (9)	L + 6.00%	7.00%	9/25/2026	26,457	24,488	26,386	0.81
Donuts, Inc. (4)(7)(9)	L + 6.00%	7.00%	12/29/2026	381,538	373,918	373,908	11.44
					398,405	400,294	12.25
IT Services
Ahead Data Blue, LLC (9)	L + 5.00%	6.00%	10/13/2027	13,207	12,180	13,025	0.40
Park Place Technologies, LLC (9)	L + 5.00%	6.00%	11/10/2027	45,000	43,232	43,350	1.33
					55,412	56,375	1.73
Machinery
Apex Tool Group, LLC (10)	L + 5.25%	6.50%	8/1/2024	53,301	52,194	52,845	1.62
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc (4)(6)(11)	L + 6.25%	7.75%	11/26/2024	150,862	149,099	148,599	4.55
Paper & Forest Products
Pixelle Specialty Solutions, LLC (9)	L + 6.50%	7.50%	10/31/2024	14,380	14,146	14,373	0.44
Personal Products
Paula's Choice Holdings, Inc. (4)(9)	L + 6.25%	7.25%	11/17/2025	55,000	53,523	53,488	1.64

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2020 (in thousands)
Investments—non-controlled/non-affiliated (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Professional Services
APFS Staffing Holdings, Inc. (8)	L + 4.75%	4.90%	4/15/2026	18,201	17,922	17,916	0.55
GI Revelation Acquisition LLC (8)	L + 5.00%	5.15%	4/16/2025	32,163	29,987	31,681	0.97
Minotaur Acquisition, Inc. (8)	L + 5.00%	5.15%	3/27/2026	33,180	31,782	32,641	1.00
Titan Investment Company, Inc. (4)(5)(8)	L + 5.75%	5.99%	3/20/2027	42,892	40,812	42,356	1.30
VT Topco, Inc. (8)	L + 3.50%	3.65%	8/1/2025	4,866	4,562	4,811	0.15
					125,065	129,405	3.97
Software
LD Intermediate Holdings, Inc. (4)(9)	L + 5.88%	6.88%	12/9/2022	17,105	16,633	17,041	0.52
MRI Software, LLC (4)(5)(7)(9)	L + 5.50%	6.50%	2/10/2026	22,329	22,081	22,220	0.68
PaySimple, Inc. (4)(7)(8)	L + 5.50%	5.65%	8/23/2025	53,058	51,710	51,824	1.58
Vero Parent, Inc. (9)	L + 6.00%	7.00%	8/16/2024	45,528	41,661	45,598	1.40
					132,085	136,683	4.18
Specialty Retail
CustomInk, LLC (4)(9)	L + 6.21%	7.21%	5/3/2026	133,125	131,139	130,130	3.98
Spencer Spirit Holdings, Inc. (8)	L + 6.00%	6.15%	6/19/2026	45,037	42,941	44,896	1.38
					174,080	175,026	5.36
Technology Hardware, Storage & Peripherals
Deliver Buyer, Inc. (4)(9)	L + 6.25%	7.25%	5/1/2024	49,875	48,564	50,187	1.54
Electronics For Imaging, Inc. (8)	L + 5.00%	5.15%	7/23/2026	34,650	32,723	29,788	0.90
Lytx, Inc. (4)(7)(9)	L + 6.00%	7.00%	2/28/2026	69,313	68,327	69,146	2.12
					149,614	149,121	4.56
Trading Companies & Distributors
The Cook & Boardman Group, LLC (9)	L + 5.75%	6.75%	10/17/2025	50,233	49,859	48,035	1.47
Transportation Infrastructure
Capstone Logistics, LLC (5)(7)(9)	L + 4.75%	5.75%	11/12/2027	3,053	3,020	3,094	0.09
Spireon, Inc. (4)(9)	L + 6.50%	7.50%	10/4/2024	22,961	22,780	22,847	0.70
					25,800	25,941	0.79
Total First Lien Debt					$5,493,561	$5,502,899	168.40%
Second Lien Debt
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(9)	L + 8.75%	9.75%	12/31/2028	$6,061	$5,925	$5,925	0.18%
Health Care Technology
Project Ruby Ultimate Parent Corp (4)(5)(9)	L + 8.25%	9.25%	2/10/2025	17,900	17,542	18,079	0.55
IT Services
WEB.COM Group, Inc. (8)	L + 7.75%	7.90%	10/9/2026	15,098	14,485	14,488	0.45
Software
Epicor Software Corp. (5)(9)	L + 7.75%	8.75%	7/31/2028	11,186	11,027	11,707	0.36
Total Second Lien Debt					$48,979	$50,199	1.54%

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2020 (in thousands)
Investments—non-controlled/non-affiliated (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Warrants
Software
Mermaid EquityCo L.P. - Class B Units (4)				4,550,697	$865	$865	0.03%
Total Warrants					$865	$865	0.03%
Equity
Aerospace & Defense
Corfin Holdco, Inc. - Common Stock (4)				2,137,866	$4,767	$4,767	0.15%
Air Freight & Logistics
Mode Holdings, L.P. - Class A-2 Common Units (4)				5,486,923	5,487	5,487	0.17
Distributor
EIS Acquisition Holdings, LP - Class A Common Units (4)				7,519	1,773	1,873	0.06
Software
Mermaid EquityCo L.P. - Class A-2 Common Units (4)				14,849,355	14,850	14,849	0.45
Specialty Retail
CustomInk, LLC - Series A Preferred Units (4)				384,520	5,200	5,003	0.15
Total Equity Investments					$32,077	$31,979	0.98%
Total Investment Portfolio					$5,575,482	$5,585,942	170.94%
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund					$29,427	$29,427	0.90%
Other Cash and Cash Equivalents					188,566	188,566	5.77%
Total Cash and Cash Equivalents					$217,993	$217,993	6.67%
Total Portfolio Investments, Cash and Cash Equivalents					$5,793,475	$5,803,935	177.61%

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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2020. Variable rate loans typically include an interest reference rate floor feature. As of December 31, 2020, 88.0% of the debt portfolio at fair value had an interest rate floor above zero.
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
(5)These debt investments are not pledged as collateral under any of the Company's credit facilities. For other debt investments that are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities. Any other debt investments listed above are pledged to financing facilities and are not available to satisfy the creditors of the Company.

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
The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation.  The Company seeks to achieve its investment objectives primarily through originated loans and other securities, including syndicated loans, of private U.S. companies, typically in the form of first lien senior secured and unitranche loans (including first out/last out loans), and to a lesser extent, second lien, third lien, unsecured and subordinated loans and other debt and equity securities.
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
The Company previously conducted a private offering (the “Private Offering”) of its common shares of beneficial interest (i) to accredited investors, as defined in Regulation D under the Securities Act of 1933, as amended (the “1933 Act”), and (ii) in the case of shares sold outside the United States, to persons that are not “U.S. persons,” as defined in Regulation S under the 1933 Act, in reliance on exemptions from the registration requirements of the 1933 Act. At each closing of the Private Offering, each investor made a capital commitment (“Capital Commitment”) to purchase shares of the beneficial interest of the Company pursuant to a subscription agreement entered into with the Company. Investors were required to fund drawdowns to purchase the Company’s shares up to the amount of their Capital Commitments on an as-needed basis each time the Company delivered a notice to investors.

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
As of December 31, 2021, the Company's consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”), BGSL Big Sky Funding LLC ("Big Sky Funding") and BGSL Investments LLC ("BGSL Investments").
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
Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. These market quotations are obtained from independent pricing services, if available; otherwise from at least two principal market makers or primary market dealers.  To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges as necessary to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.  Examples of events that would cause market quotations to not reflect fair value could include cases when a security trades infrequently or not at all, causing a quoted purchase or sale price to become stale, or in the event of a “fire sale” by a distressed seller.  All price overrides require approval from the Board of Trustees (the "Board").

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
•The Adviser’s Valuation Committee reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;
•The Adviser’s Valuation Committee makes valuation recommendations to the Audit Committee;
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

Valuation of each of the Company's investments will generally be made as described above as of the end of each fiscal quarter. In cases where the Company determines its net asset value ("NAV") at times other than a quarter end, the Company updates the value of securities with market quotations to the most recent market quotation. For securities without market quotations, non-quarterly valuations will generally be the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser determines such a change has occurred with respect to one or more investments, the Adviser will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with the Company's valuation policy, pursuant to authority delegated by the Board.
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

Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of December 31, 2021 and December 31, 2020, the Company had $142.9 million and $114.5 million, respectively, of receivables for investments sold. As of December 31, 2021 and December 31, 2020, the Company had $36.2 million and $48.6 million, respectively, of payables for investments purchased.

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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums.  Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method.  The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the years ended December 31, 2021, 2020 and 2019 the Company recorded $60.9 million, $48.9 million and $3.7 million, respectively, in non-recurring interest income (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).

PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions.  PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity.  Such income is included in payment-in-kind interest income in the Consolidated Statements of Operations.  If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status.  When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income.  To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the years ended December 31, 2021, 2020 and 2019 the Company recorded PIK income of $8.2 million, $7.1 million and $1.0 million, respectively.
Dividend Income
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.
Fee Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies.  Such fees are recognized as income when earned or the services are rendered. For the years ended December 31, 2021, 2020 and 2019, the Company recorded fee income of $5.8 million, $0.7 million and $0.7 million, respectively.
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
Costs associated with the Private Offering of the Company’s shares were capitalized as “deferred offering costs” on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous Private Offering of its shares. For the years ended December 31, 2021, 2020 and 2019, the Company accrued offering costs of $0.0 million, $1.5 million and $1.1 million, respectively.
The Company records expenses related to public equity offerings as a reduction of capital upon completion of an offering of registered securities. The costs associated with any renewals of a shelf registration statement will be expensed as incurred. The Company incurred $1.6 million of offering costs relating to its IPO which were charged as a reduction of paid-in-capital.
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
For the years ended December 31, 2021, 2020 and 2019, the Company incurred $2.4 million, $0.5 million and $0.5 million, respectively, of U.S. federal excise tax.
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
On October 18, 2021, the Company entered into an amended and restated investment advisory agreement (as amended and restated, the “Investment Advisory Agreement”), pursuant to which the Adviser manages the Company on a day-to-day basis. The Investment Advisory Agreement is substantially the same as the prior investment advisory agreement except, following the IPO, the incentive fee on income became subject to a twelve-quarter lookback quarterly hurdle rate of 1.50% as opposed to a single quarter measurement and became subject to an Incentive Fee Cap (as defined below) based on the Company’s Net Cumulative Return (as defined below). The amendment to the Investment Advisory Agreement does not result in higher fees (on a cumulative basis) payable to the Adviser than the fees that would have otherwise been payable to the Adviser under the original investment advisory agreement.
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
The Adviser has implemented a waiver effective from the consummation of the IPO to extend the Company’s pre-IPO fee structure for a period of two years. With the waiver in place, instead of having the base management fee and each incentive fee increase to 1.00% and 17.5%, respectively, following the IPO, each such fee will remain at 0.75% and 15.0% for a period of two years following the IPO (the “Waiver Period”). As a result of the fee waiver, the pre-listing management fee and incentive fee rates paid by the Company to the Adviser will not increase during the Waiver Period. Amounts waived by the Adviser are not subject to recoupment by the Adviser.
Base Management Fee
Starting from the completion of the IPO, the management fee pursuant to the Investment Advisory Agreement will be payable quarterly in arrears at an annual rate of 1.0% of the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. For purposes of the Investment Advisory Agreement, gross assets means the Company’s total assets determined on a consolidated basis in accordance with U.S. GAAP, excluding undrawn commitments but including assets purchased with borrowed amounts. The management fee was calculated for the quarter ended December 31, 2021 at a weighted rate calculated based on the fee rates applicable before and after the consummation of the IPO based on the number of days in the calendar quarter before and after the consummation of the IPO.
Prior to the consummation of the IPO, the management fee was 0.75% of the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. In order to maintain the same management fee arrangement that the Company had in place prior to the IPO for a period of time following the completion of the IPO, the Adviser voluntarily waived its right to receive the base management fee in excess of 0.75% of the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters during the Waiver Period. Amounts waived by the Adviser are not subject to recoupment by the Adviser.
For the years ended December 31, 2021, 2020 and 2019, base management fees were $62.4 million, $32.9 million and $12.6 million, respectively, of which $4.2 million $0.0 million and $0.0 million, respectively, were waived. As of December 31, 2021 and December 31, 2020, $17.8 million and $10.3 million, respectively, was payable to the Adviser relating to management fees.
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

Following the IPO, the Company will pay the Adviser an income based incentive fee based on its aggregate pre-incentive fee net investment income, as adjusted as described above, from the calendar quarter then ending (including the quarter in which the IPO is consummated) and the eleven preceding calendar quarters (including the quarters prior to the consummation of the IPO) (such period, the “Trailing Twelve Quarters”).

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

For the income based incentive fee, the Company will pay the Adviser a quarterly incentive fee based on the amount by which (A) aggregate pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters exceeds (B) the hurdle amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the “Excess Income Amount".

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

These calculations are prorated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. If the consummation of the IPO occurs on a date other than the first day of a calendar quarter, the income based incentive fee with respect to the Company’s pre-incentive fee net investment income shall be calculated for such calendar quarter at a weighted rate calculated based on the fee rates applicable before and after the consummation of the IPO based on the number of days in such calendar quarter before and after the consummation of the IPO. In no event will the amendments to the income based incentive fee include the incentive fee cap and allow the Adviser to receive greater cumulative income based incentive fees under the Investment Advisory Agreement than it would have under the prior investment advisory agreement. Amounts waived by the Adviser are not subject to recoupment by the Adviser.
(ii) Capital gains based incentive fee:
Starting from the completion of the IPO, the second part of the incentive fee, a capital gains incentive fee, will be determined and payable in arrears as of the end of each calendar year in an amount equal to 17.5% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees as calculated in accordance with U.S. GAAP.
Prior to the IPO, the second part of the incentive fee, a capital gains incentive fee, was determined and payable in arrears as of the end of each calendar year in an amount equal to 15.0% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees as calculated in accordance with U.S. GAAP. However, similar to the voluntary waivers referenced above, the Adviser voluntarily waived its right to receive a capital gains based incentive fee above 15% from the date of consummation of the IPO through the Waiver Period. The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. Amounts waived by the Adviser are not subject to recoupment by the Adviser.
For the years ended December 31, 2021, 2020 and 2019, the Company accrued income based incentive fees of $67.3 million, $42.0 million and $13.8 million, respectively, of which $2.3 million $0.0 million and $0.0 million, respectively, were waived. As of December 31, 2021 and December 31, 2020, $19.8 million and $15.3 million, respectively, was payable to the Adviser for income based incentive fees.
For the years ended December 31, 2021, 2020 and 2019, the Company accrued capital gains incentive fees of $16.3 million, $(3.1) million, and $4.2 million, respectively, none of which was payable on such dates under the Investment Advisory Agreement.
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
For providing these services, the Company will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, information technology, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the years ended December 31, 2021, 2020 and 2019.
For the years ended December 31, 2021, 2020 and 2019, the Company incurred $2.4 million, $2.3 million and $1.5 million, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statements of Operations. As of December 31, 2021 and December 31, 2020, $1.1 million and $1.1 million, respectively, was unpaid and included in "due to affiliates" in the Consolidated Statements of Assets and Liabilities.
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
As of December 31, 2021, there was no unreimbursed Expense Payments remaining. For the years ended December 31, 2021, 2020 and 2019, the Adviser made Expense Payments in the amount of $0.0 million, $0.0 million and $0.6 million, respectively. For the years ended December 31, 2021, 2020 and 2019, the Company made Reimbursement Payments related to Expense Payments by the Adviser of $0.0 million, $1.5 million and $0.8 million, respectively.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2021			December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$9,563,051	$9,621,939	97.63%	$5,493,561	$5,502,899	98.51%
Second lien debt	62,445	63,175	0.64	48,979	50,199	0.90
Equity	119,630	170,265	1.73	32,942	32,844	0.59
Total	$9,745,126	$9,855,379	100.00%	$5,575,482	$5,585,942	100.00%

The industry composition of investments at fair value was as follows:

	December 31, 2021	December 31, 2020
Aerospace & Defense	5.02%	7.03%
Air Freight & Logistics	5.30	6.44
Building Products	4.06	7.79
Capital Markets	—	0.11
Chemicals	1.12	8.31
Commercial Services & Supplies	6.75	8.16
Construction & Engineering	0.30	1.07
Containers & Packaging	0.19	—
Distributors	4.52	8.10
Diversified Consumer Services	3.53	—
Diversified Financial Services	1.37	1.08
Diversified Telecommunication Services	0.93	—
Electrical Equipment	2.68	2.61
Electronic Equipment, Instruments & Components	1.10	2.19
Electric Utilities	0.32	—
Energy Equipment & Services	0.66	1.35
Health Care Equipment & Supplies	0.51	0.69
Health Care Providers & Services	13.97	9.31
Health Care Technology	3.37	5.50
Hotels, Restaurants & Leisure	—	0.77
Industrial Conglomerates	0.10	0.52
Insurance	6.87	2.39
Interactive Media & Services	0.48	0.84
Internet & Direct Marketing Retail	3.29	7.17
IT Services	2.68	1.27
Machinery	0.03	0.95
Marine	0.25	—
Oil, Gas & Consumable Fuels	1.53	2.66
Paper & Forest Products	0.06	0.26
Personal Products	—	0.96
Professional Services	7.91	2.32
Real Estate Management & Development	1.28	—
Road & Rail	0.26	—
Software	13.22	2.94
Specialty Retail	1.70	3.22
Technology Hardware, Storage & Peripherals	0.86	2.67
Trading Companies & Distributors	0.96	0.86
Transportation Infrastructure	2.82	0.46
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$9,214,101	$9,311,386	94.48%	209.36%
Canada	481,348	494,037	5.01	11.11
Europe	49,677	49,956	0.51	1.12
Total	$9,745,126	$9,855,379	100.00%	221.59%

	December 31, 2020
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$5,205,832	$5,209,138	93.25%	159.41%
Canada	267,544	270,126	4.84	8.27
Europe	102,106	106,678	1.91	3.26
Total	$5,575,482	$5,585,942	100.00%	170.94%

As of December 31, 2021 and December 31, 2020, no loans in the portfolio were on non-accrual status.

As of December 31, 2021 and December 31, 2020, on a fair value basis, approximately 99.9% and 100.0%, respectively, of our performing debt investments bore interest at a floating rate and approximately 0.1% and 0.0%, respectively, of our performing debt investments bore interest at a fixed rate.
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
The following table presents the fair value hierarchy of financial instruments:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$333,755	$9,288,184	$9,621,939
Second lien debt	—	20,295	42,880	63,175
Equity	—	—	170,265	170,265
Total	$—	$354,050	$9,501,329	$9,855,379

	December 31, 2020
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$774,421	$4,728,478	$5,502,899
Second lien debt	—	26,196	24,003	50,199
Equity	—	—	32,844	32,844
Total	$—	$800,617	$4,785,325	$5,585,942
The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	For the Year Ended December 31, 2021
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$4,728,478	$24,003	$32,844	$4,785,325
Purchases of investments	6,325,737	36,674	87,924	6,450,335
Proceeds from principal repayments and sales of investments	(1,958,487)	(17,900)	(932)	(1,977,319)
Accretion of discount/amortization of premium	49,034	429	—	49,463
Net realized gain (loss)	7,193	—	(303)	6,890
Net change in unrealized appreciation (depreciation)	43,692	(326)	50,732	94,098
Transfers into Level 3 (1)	349,297	—	—	349,297
Transfers out of Level 3 (1)	(256,760)	—	—	(256,760)
Fair value, end of period	$9,288,184	$42,880	$170,265	$9,501,329
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2021 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$87,057	$221	$51,165	$138,443

	For the Year Ended December 31, 2020
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$2,241,393	$—	$13,920	$2,255,313
Purchases of investments	3,184,560	23,466	20,170	3,228,196
Proceeds from principal repayments and sales of investments	(769,646)	—	(715)	(770,361)
Accretion of discount/amortization of premium	25,107	—	—	25,107
Net realized gain (loss)	933	—	—	933
Net change in unrealized appreciation (depreciation)	(648)	537	(531)	(642)
Transfers into Level 3 (1)	162,879	—	—	162,879
Transfers out of Level 3 (1)	(116,100)	—	—	(116,100)
Fair value, end of period	$4,728,478	$24,003	$32,844	$4,785,325
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2020 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$2,212	$537	$(531)	$2,218
(1)For the year ended December 31, 2021 and 2020, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.
The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$9,112,573	Yield analysis	Discount rate	4.68%	9.99%	7.52%
	175,611	Market quotations	Broker quoted price	99.75	100.50	99.93
	9,288,184
Investments in second lien debt	42,880	Yield analysis	Discount rate	8.15%	13.04%	10.02%
Investments in warrant	7,645	Option pricing model	Expected volatility	25.00%	25.00%	25.00%
Investments in equity	120,301	Market approach	Performance multiple	7.25x	31.28x	12.67x
	11,152	Option pricing model	Expected volatility	30.00%	49.00%	37.19%
	31,167	Yield analysis	Discount rate	10.89%	12.19%	11.81%
	162,620
Total	$9,501,329

	December 31, 2020
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$4,255,348	Yield analysis	Discount rate	5.85%	10.98%	7.79%
	468,483	Market quotations	Broker quoted price	98.00	100.63	99.05
	4,647	Recent transaction	Recent transaction	97.50	100.00	99.99
	4,728,478
Investments in second lien debt	5,924	Yield analysis	Discount rate	10.26%	10.26%	10.26%
	18,079	Market quotations	Broker quoted price	101.00	101.00	101.00
	24,003
Investments in warrant	865	Option pricing model	Expected volatility	25.00%	25.00%	25.00%
Investments in equity	31,979	Market approach	Performance multiple	9.17x	13.25x	10.60x
Total	$4,785,325
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
Financial Instruments Not Carried at Fair Value
Debt

The fair value of the Company’s credit facilities, which would be categorized as Level 3 within the fair value hierarchy, as of December 31, 2021 and December 31, 2020, approximates their carrying value as the credit facilities have variable interest based on selected short term rates.

The fair value of the Company’s 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes (as defined in Note 6), which would be categorized as Level 2 within the fair value hierarchy, as of December 31, 2021 was $412.5 million, $835.4 million, $700.6 million, $633.1 million and $634.2 million, respectively. As of December 31, 2020, the fair value of the Company’s 2023 Notes and 2026 Notes was $416.2 million and $823.2 million, respectively.
Other

The carrying amounts of the Company’s other assets and liabilities approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
Note 6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2021 and December 31, 2020, the Company’s asset coverage was 180.2% and 230.0%, respectively.
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
As of December 31, 2021 and December 31, 2020, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.
Jackson Hole Funding Facility
On November 16, 2018, Jackson Hole Funding, the Company’s wholly-owned subsidiary that holds primarily originated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended and restated on December 16, 2021 and as further amended from time to time, the “Jackson Hole Funding Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent, Citibank, N.A., serves as collateral agent and securities intermediary, Virtus Group, LP serves as collateral administrator and the Company serves as portfolio manager under the Jackson Hole Funding Facility.

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
The initial maximum commitment amount of the Jackson Hole Funding Facility was $300 million. Effective September 20, 2019, the maximum commitment amount of the Jackson Hole Funding Facility was increased to $600 million and effective July 28, 2020, the maximum commitment amount of the Jackson Hole Funding Facility was reduced to $400 million. The Jackson Hole Funding Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Jackson Hole Funding Facility to up to $900 million. Proceeds from borrowings under the Jackson Hole Funding Facility may be used to fund portfolio investments by Jackson Hole Funding and to make advances under delayed draw term loans where Jackson Hole Funding is a lender. The period during which Jackson Hole Funding may make borrowings under the Jackson Hole Funding Facility expires on November 16, 2023 and the Jackson Hole Funding Facility is scheduled to mature on May 16, 2025.
Breckenridge Funding Facility
On December 21, 2018, Breckenridge Funding, the Company’s wholly owned subsidiary that holds primarily syndicated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended on June 11, 2019, August 2, 2019, September 27, 2019, April 13, 2020 and October 5, 2021, and as further amended from time to time, the “Breckenridge Funding Facility”) with BNP Paribas (“BNP”). BNP serves as administrative agent, Wells Fargo Bank, National Association serves as collateral agent and the Company serves as servicer under the Breckenridge Funding Facility.
Advances under the Breckenridge Funding Facility bear interest at a per annum rate equal to the three-month LIBOR (or other Base Rate) in effect, plus an applicable margin of 1.55%, 1.90% or 2.15% per annum, as applicable, depending on the nature of the advances being requested under the facility. Breckenridge Funding will pay a commitment fee of 0.70% per annum if the unused facility amount is greater than 50% or 0.35% per annum if the unused facility amount is less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments until December 21, 2022, in addition to certain other fees as agreed between Breckenridge Funding and BNP.

The initial maximum commitment amount of the Breckenridge Funding Facility was $400 million. Effective June 11, 2019, the maximum commitment amount of the Breckenridge Funding Facility was increased to $575 million; effective September 27, 2019, the maximum commitment amount of the Breckenridge Funding Facility was increased to $875 million and on April 13, 2020, the maximum commitment amount of the Breckenridge Funding Facility was increased to $1,125 through April 13, 2021 and $825 million thereafter. Proceeds from borrowings under the Breckenridge Funding Facility may be used to fund portfolio investments by Breckenridge Funding and to make advances under delayed draw and revolving loans where Breckenridge Funding is a lender. The period during which Breckenridge Funding may make borrowings under the Breckenridge Funding Facility for the remaining commitment amounts expires on December 21, 2024 (or such later date as may be agreed by Breckenridge Funding, BNP, as administrative agent, and the lenders under the Breckenridge Funding Facility), except for $300 million of outstanding principal which expired on September 27, 2020. The Breckenridge Funding Facility is scheduled to mature on December 21, 2026.
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

The initial maximum commitment amount of the Big Sky Funding Facility is $400 million. Effective May 14, 2020, Big Sky Funding exercised its accordion feature under the Big Sky Funding Facility, which increased the maximum commitment amount to $500 million. Effective December 30, 2020, the maximum commitment amount of the Big Sky Funding Facility was reduced to $400 million. Effective September 30, 2021, the maximum commitment amount of the Big Sky Funding Facility was increased to $500 million. Proceeds from borrowings under the Big Sky Funding Facility may be used to fund portfolio investments by Big Sky Funding and to make advances under revolving loans or delayed draw term loans where Big Sky Funding is a lender. All amounts outstanding under the Big Sky Funding Facility must be repaid by September 30, 2024.
Revolving Credit Facility
On June 15, 2020, the Company entered into a senior secured revolving credit facility (which was subsequently amended and restated on June 30, 2021 and as further amended from time to time, the “Revolving Credit Facility”) with Citibank, N.A. (“Citi”). Citi serves as administrative agent and collateral agent.

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
As of December 31, 2021, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
Unsecured Bonds
The Company issued unsecured notes, as further described below: 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes which are collectively referred to as the “Unsecured Notes.”

The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the Unsecured Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in each respective indenture governing the Unsecured Notes (the "Unsecured Notes Indentures").

In addition, on the occurrence of a “change of control repurchase event,” as defined in each respective Unsecured Notes Indenture, the Company will generally be required to make an offer to purchase the outstanding Unsecured Notes at a price equal to 100% of the principal amount of such Unsecured Notes plus accrued and unpaid interest to the repurchase date.

As of December 31, 2021, the Company was in compliance with all covenants and other requirements of the Unsecured Notes.

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
New 2026 Notes
On March 16, 2021 and April 27, 2021, the Company issued $400 million aggregate principal amount and $300 million aggregate principal amount, respectively, of 2.750% notes due 2026 (the “New 2026 Notes”) pursuant to a supplemental indenture, dated as of March 16, 2021 (and together with the Base Indenture, the "New 2026 Notes Indenture"), to the Base Indenture between the Company and the Trustee.

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
2027 Notes
On July 23, 2021, the Company issued $650 million aggregate principal amount of 2.125% notes due 2027 (the “ 2027 Notes”) pursuant to a supplemental indenture, dated as of July 23, 2021 (and together with the Base Indenture, the "2027 Notes Indenture"), to the Base Indenture between the Company and the Trustee.
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
The Company’s outstanding debt obligations were as follows:

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility (3)	$400,000	$361,007	$361,007	$38,993	$38,993
Breckenridge Funding Facility	825,000	568,680	568,680	256,320	256,320
Big Sky Funding Facility	500,000	499,606	499,606	394	394
Revolving Credit Facility (4)	1,325,000	915,035	915,035	409,965	271,585
2023 Notes(5)	400,000	400,000	396,702	—	—
2026 Notes(5)	800,000	800,000	792,757	—	—
New 2026 Notes(5)	700,000	700,000	691,662	—	—
2027 Notes(5)	650,000	650,000	635,860	—	—
2028 Notes(5)	650,000	650,000	637,324	—	—
Total	$6,250,000	$5,544,328	$5,498,633	$705,672	$567,292

	December 31, 2020
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility (3)	$400,000	$362,316	$362,316	$37,684	$37,684
Breckenridge Funding Facility	825,000	569,000	569,000	256,000	256,000
Big Sky Funding Facility	400,000	200,346	200,346	199,654	117,599
Revolving Credit Facility (4)	745,000	182,901	182,901	562,099	562,099
2023 Notes(5)	400,000	400,000	394,549	—	—
2026 Notes(5)	800,000	800,000	791,281	—	—
Total	$3,570,000	$2,514,563	$2,500,393	$1,055,437	$973,382
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2021, the Company had borrowings denominated in Euros (EUR) of 23.3 million. As of December 31, 2020, the Company had borrowings denominated in Euros (EUR) of 23.5 million.
(4)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD), Euros (EUR) and British Pounds (GBP) of 256.3 million, 18.6 million and 49.8 million, respectively. As of December 31, 2020, the Company had borrowings denominated in Canadian Dollars (CAD) of 138.1 million.
(5)The carrying value of the Company's 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes is presented net of unamortized debt issuance costs of $3.3 million, $7.2 million, $8.3 million, $14.1 million and $12.7 million, respectively, as of December 31, 2021. The carrying value of the Company's 2023 Notes and 2026 Notes is presented net of unamortized debt issuance costs of $5.5 million and $8.7 million, respectively, as of December 31, 2020.

As of December 31, 2021 and December 31, 2020, $38.6 million and $14.1 million, respectively, of interest expense and $0.5 million and $0.6 million, respectively, of unused commitment fees were included in interest payable. For the years ended December 31, 2021, 2020 and 2019, the weighted average interest rate on all borrowings outstanding was 2.92%, 3.26% and 4.36% (including unused fees and accretion of net discounts on unsecured debt), respectively, and the average principal debt outstanding was $4,000.8 million, $1,902.7 million and $776.6 million, respectively.
The components of interest expense were as follows:

	For the Year Ended December 31,
	2021	2020	2019
Borrowing interest expense	$107,900	$57,437	$32,859
Facility unused fees	2,785	3,374	1,007
Amortization of financing costs and debt issuance costs	3,568	3,993	1,565
Accretion of original issue discount	6,216	1,145	—
Total Interest Expense	$120,469	$65,949	$35,431
Cash paid for interest expense	$94,552	$51,918	$28,946

Note 7. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements.  As of December 31, 2021 and December 31, 2020 the Company had unfunded delayed draw terms loans and revolvers in the aggregate principal amount of $1,407.3 million and $432.3 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle's allocation may change prior to the date of funding. In this regard, as of December 31, 2021 and December 31, 2020, the Company estimates that $290.5 million and $0.0 million, respectively, of investments that were committed but not yet funded.

Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2021 and December 31, 2020, management is not aware of any pending or threatened litigation.
Note 8. Net Assets
The Company has the authority to issue an unlimited number of shares at $0.001 per share par value.
On October 28, 2021, the Company priced its IPO, issuing 9,180,000 of its common shares of beneficial interest at a public offering price of $26.15 per share. Net of underwriting fees, the Company received net cash proceeds, before offering expenses, of $230.6 million. On November 4, 2021, the underwriters exercised their option to purchase an additional 1,377,000 shares of common shares, which resulted in net cash proceeds, before offering expenses, of $33.8 million. The Company’s common shares began trading on the NYSE under the symbol “BXSL” on October 28, 2021.
In connection with the listing of the Company’s common shares on the NYSE, the Board decided to eliminate any outstanding fractional common shares (the “Fractional Shares”), as permitted by Delaware law by rounding down the number of Fractional Shares held by each of our shareholders to the nearest whole share and paying each shareholder cash for such Fractional Shares.
Prior to September 8, 2021, the Company entered into additional subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of September 8, 2021, all Capital Commitments in the amount of $3,926.3 million ($80.0 million from affiliates of the Adviser) had been drawn. As of December 31, 2020, the Company had received Capital Commitments totaling $3,926.3 million ($713.3 million remaining undrawn), of which $80.0 million ($8.0 million remaining undrawn) were from affiliates of the Adviser.
The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns and IPO for the year ended December 31, 2021 (dollars in millions except share amounts):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
June 8, 2021	13,869,637	$357.0
September 8, 2021	13,723,035	356.3
November 2021 (1)	10,557,000	264.4
Total	38,149,672	$977.7
(1)Includes proceeds (net of any underwriting fees) from our initial public offering and the underwriter's exercise of the overallotment option.
The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2020 (dollars in millions except share amounts):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
January 30, 2020	16,864,983	$440.9
April 8, 2020	14,864,518	324.0
July 15, 2020	5,304,125	125.6
July 28, 2020	123,229	2.9
November 6, 2020	4,627,528	115.4
December 15, 2020 (1)	22,802,680	571.2
Total	64,587,063	$1,580.0
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

The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns delivered pursuant to the Subscription Agreements for the year ended December 31, 2019 (dollars in millions except share amounts):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
January 24, 2019	5,666,095	$142.1
March 28, 2019	9,818,817	247.5
June 27, 2019	12,453,261	319.7
August 9, 2019	1,401,367	36.1
September 25, 2019	14,686,050	377.3
December 16, 2019	10,474,169	271.1
Total	54,499,759	$1,393.8
Distributions
The following table summarizes the Company’s regular distributions declared and payable for the year ended December 31, 2021 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 24, 2021	March 31, 2021	May 14, 2021	$0.5000	$65,052
June 7, 2021	June 7, 2021	August 13, 2021	0.3736	48,734
June 7, 2021	June 30, 2021	August 13, 2021	0.1264	18,241
September 7, 2021	September 7, 2021	November 12, 2021	0.3750	54,250
September 7, 2021	September 30, 2021	November 12, 2021	0.1250	19,800
October 18, 2021	December 31, 2021	January 31, 2022	0.5300	89,715
Total distributions			$2.0300	$295,792
On October 18, 2021, the Board also declared the following special distributions:

Record Date	Payment Date	Per Share Amount
January 18, 2022	May 13, 2022	$0.10
March 16, 2022	May 13, 2022	0.15
May 16, 2022	August 12, 2022	0.20
July 18, 2022	November 14, 2022	0.20
Total distributions		$0.65

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
Dividend Reinvestment
The Company has adopted a dividend reinvestment plan (“DRIP”), pursuant to which it reinvests all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash. As a result, if the Board and the Company declares, a cash dividend or other distribution, then the Company’s shareholders who have not opted out of its dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Starting from the consummation of the IPO, the number of shares to be issued to a shareholder is determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the market price per common share at the close of regular trading on the NYSE on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed net asset value per share, the Company will issue shares at the greater of (i) the most recently computed net asset value per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed net asset value per share). For example, if the most recently computed net asset value per share is $25.00 and the market price on the payment date of a cash dividend is $24.00 per share, the Company will issue shares at $24.00 per share. If the most recently computed net asset value per share is $25.00 and the market price on the payment date of a cash dividend is

$27.00 per share, the Company will issue shares at $25.65 per share (95% of the current market price). If the most recently computed net asset value per share is $25.00 and the market price on the payment date of a cash dividend is $26.00 per share, the Company will issue shares at $25.00 per share.
Shareholders who receive distributions in the form of shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, since their cash distributions will be reinvested, those shareholders will not receive cash with which to pay any applicable taxes. The Company intends to use newly issued shares to implement the plan.
The following table summarizes the amounts received and shares issued to shareholders who have not opted out of the Company’s DRIP during the year ended December 31, 2021 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 29, 2021	$11,179	443,639
May 14, 2021	8,674	339,398
August 13, 2021	9,142	352,656
November 12, 2021	9,944	327,082
Total distributions	$38,939	1,462,775

The following table summarizes the amounts received and shares issued to shareholders who have not opted out of the Company's DRIP during the year ended December 31, 2020 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 30, 2020	$2,882	112,302
May 15, 2020	4,244	194,694
August 14, 2020	5,437	229,591
November 13, 2020	6,182	248,194
Total distributions	$18,745	784,781

The following table summarizes the amounts received and shares issued to shareholders who have not opted out of the Company's DRIP during the year ended December 31, 2019 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
May 15, 2019	$519	20,605
August 14, 2019	1,748	68,165
November 14, 2019	2,051	79,894
Total distributions	$4,318	168,664

Share Repurchase Plan

On October 18, 2021, the Board approved a share repurchase plan (the “Company 10b5-1 Plan”) to acquire up to approximately $262 million (representing the net proceeds from the IPO) in the aggregate of the Company’s common shares at prices below net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company put the 10b5-1 Plan in place because it believes that, in the current market conditions, if its common shares are trading below its then-current net asset value per share, it is in the best interest of the Company’s shareholders for the Company to reinvest in its portfolio.

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

The Company 10b5-1 Plan commenced on November 26, 2021 and will terminate upon the earliest to occur of (i) 12-months from its commencement (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals approximately $262 million (representing the net proceeds from the IPO) and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan.

Shareholder Transfer Restrictions

For shareholders who held common shares prior to the IPO, following, without the consent of the Adviser:

•prior to January 3, 2022, a shareholder was not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber any common share held by such shareholder prior to the IPO (and any DRIP shares received with respect to such common shares);

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

This means that, as a result of these transfer restrictions, without the consent of the Adviser, a shareholder who owned 100 common shares on the date of the IPO could not sell any of such shares until January 3, 2022; prior to March 1, 2022, such shareholder could only sell up to 10 of such shares; prior to May 1, 2022, such shareholder could only sell up to 25 of such shares; prior to July 1, 2022, such shareholder could only sell up to 50 of such shares; and after July 1, 2022, such shareholder could sell all of such shares. Consent by the Adviser to waive any of the foregoing transfer restrictions is subject to the consent of the representatives on behalf of the underwriters in the IPO. In addition, the Company’s trustees have agreed for a period of 180 days after the date of the IPO and the Company’s executive officers who are not trustees have agreed for a period of 180 days after the date of the IPO, not to transfer (whether by sale, gift, merger, by operation of law or otherwise) their common shares without the prior written consent of the representatives on behalf of the underwriters in the IPO, subject to certain exceptions.
Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For The Year Ended December 31,
	2021	2020	2019
Net increase (decrease) in net assets resulting from operations	$460,422	$218,638	$106,206
Weighted average shares outstanding (basic and diluted)	144,510,122	95,333,867	33,858,642
Earnings (loss) per common share (basic and diluted)	$3.19	$2.29	$3.14

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
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the years ended December 31, 2021, 2020 and 2019, permanent differences were as follows:

	For The Year Ended December 31,
	2021	2020	2019
Undistributed net investment income (loss)	$(17,556)	$(24,912)	$(732)
Accumulated net realized gain (loss)	19,994	26,938	2,067
Paid In Capital	$(2,438)	$(2,026)	$(1,335)
During the years ended December 31, 2021, 2020 and 2019, permanent differences were principally related to $2.4 million, $0.5 million and $0.5 million, respectively, of U.S. federal excise taxes and $0.0 million, $1.5 million and $0.5 million, respectively, of non-deductible offering costs.
For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of December 31, 2021, 2020 and 2019, the post-October capital losses elected by the Company to defer, and as such deemed to arise on January 1, 2022, are as follows:

	For The Year Ended December 31,
	2021	2020	2019
Post-October Capital Loss Deferral - Short Term	$—	$—	$—
Post-October Capital Loss Deferral - Long Term	—	4,293	—
Net Post-October Capital Loss Deferrals	$—	$4,293	$—

The following reconciles the increase in net assets resulting from operations to taxable income for the years ended December 31, 2021, 2020 and 2019:

	For The Year Ended December 31,
	2021	2020	2019
Net increase (decrease) in net assets resulting from operations	$460,422	$218,638	$106,206
Net unrealized (appreciation) depreciation	(104,178)	16,582	(28,329)
Realized losses for tax not included in book income	310	(41)	(511)
Nondeductible capital gains incentive fee	16,312	(3,141)	4,218
Other nondeductible expenses and excise taxes	2,412	2,026	1,335
Net post-October capital loss deferral	(4,293)	4,293	—
Taxable/distributable income	$370,985	$238,357	$82,919
(1)Tax information for the fiscal year ended December 31, 2021 is estimated and is not considered final until the Company files its tax return.

The components of accumulated gains / losses as calculated on a tax basis for the years ended December 31, 2021, 2020 and 2019 are as follows:

	For The Year Ended December 31,
	2021	2020	2019
Distributable ordinary income	$104,080	$32,419	$16,748
Distributable capital gains	3,229	—	—
Other temporary book/tax differences	(17,389)	(5,369)	(4,212)
Net unrealized appreciation/(depreciation) on investments	109,941	10,431	24,603
Total accumulated under-distributed (over-distributed) earnings	$199,861	$37,481	$37,139

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2021, December 31, 2020 and December 31, 2019 were as follows:

	For The Year Ended December 31,
	2021	2020	2019
Gross unrealized appreciation	$132,173	$58,871	$35,465
Gross unrealized depreciation	(22,232)	(48,439)	(10,862)
Net unrealized appreciation (depreciation)	$109,941	$10,432	$24,603

Tax cost of investments	$9,855,692	$5,575,511	$3,067,837

All of the dividends declared during the year ended December 31, 2021 and 2020 were derived from ordinary income, as determined on a tax basis.

BGSL Investments, a wholly owned subsidiary that was formed in 2019, is a Delaware LLC which has elected to be treated as a corporation for U.S. tax purposes. As such, BGSL Investments is subject to U.S. Federal, state and local taxes. For the Company's tax year ended December 31, 2021, BGSL Investments activity did not result in a material provision for income taxes.

Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

Note 11. Financial Highlights
The following are the financial highlights for the years ended December 31, 2021, 2020 and 2019:

	For The Year Ended December 31,
	2021	2020	2019	2018
Per Share Data:
Net asset value, beginning of period	$25.20	$26.02	$24.57	$25.00
Net investment income (1)	2.43	2.51	2.18	0.17
Net unrealized and realized gain (loss) (2)	0.67	(1.03)	1.27	(0.60)
Net increase (decrease) in net assets resulting from operations	3.10	1.48	3.45	(0.43)
Distributions declared (3)	(2.03)	(2.30)	(2.00)	—
Total increase (decrease) in net assets	1.07	(0.82)	1.45	(0.43)
Net asset value, end of period	$26.27	$25.20	$26.02	$24.57
Shares outstanding, end of period	169,274,033	129,661,586	64,289,742	9,621,319
Total return based on NAV (4)	12.63%	6.46%	14.43%	(1.72)%
Total return based on market value (5)	32.05%	N/A	N/A	N/A
Ratios:
Ratio of net expenses to average net assets (6)	7.24%	6.50%	8.50%	8.89%
Ratio of net investment income to average net assets (6)	9.33%	10.37%	8.46%	6.07%
Portfolio turnover rate	35.40%	46.80%	31.49%	—%
Supplemental Data:
Net assets, end of period	4,447,479	3,267,809	1,673,117	236,365
Asset coverage ratio	180.2%	230.0%	215.1%	227.8%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the years ended December 31, 2021, 2020, 2019 and 2018, the amount shown does not correspond with the aggregate amount for the period as it includes a $(0.09), $(0.81), $0.31 and ($0.03) impact, respectively, from the effect of the timing of capital transactions.
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
(5)Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. The beginning market value per share is based on the initial public offering price of $26.15 per share and not annualized.
(6)Amounts are annualized except for expense support amounts relating to organizational costs mounts are annualized except for organizational costs and management fee and income based incentive fee waivers by the Adviser (refer to Note 3). For the years ended December 31, 2021, 2020, 2019 and 2018, the ratio of total operating expenses to average net assets was 7.42%, 6.43%, 8.47% and 14.09%, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser which represented (0.17%), (0.07)%, (0.03)% and 5.20%, respectively, of average net assets.
Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements.  There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of December 31, 2021, except as discussed below.
On February 4, 2022, the Board appointed David Goldberg to the position of interim Chief Accounting Officer and interim Treasurer of the Company, effective as of the close of business on March 11, 2022.
Mr. Goldberg’s appointment coincides with the resignation, effective as of the close of business on March 11, 2022, of Robert Busch as the Chief Accounting Officer and Treasurer of the Company. Mr. Busch’s decision to resign was based on a desire to pursue other opportunities and not the result of any disagreement relating to Blackstone or the Company’s operations, policies or practices.
On February 23, 2022, the Board declared a distribution of $0.53 per share, which is payable on May 13, 2022 to shareholders of record as of March 31, 2022.

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
(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Management
Our business and affairs are managed under the direction of the Board.  The responsibilities of the Board include, among other things, the oversight of our investment activities, the quarterly and non-quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities.  Our Board consists of seven members, four of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by the Board.  These individuals are referred to as independent trustees.  Our Board elects the Company’s executive officers, who serve at the discretion of the Board. Effective June 24, 2020, November 4, 2020 and December 31, 2020, respectively, each of Thomas Joyce, Robert Harteveldt and Bennett Goodman resigned from his respective position as a trustee of the Company. Messers, Joyce, Harteveldt and Goodman's resignation was not a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Effective August 26, 2020 and November 5, 2020, the Board appointed Vicki L. Fuller and James F. Clark to the Board, respectively, and as members of the Board's Audit Committee and Nominating and Governance Committee. Effective August 4, 2021, the Board established the Compensation Committee of the Board and appointed Robert Bass, Tracy Collins, Vicki Fuller and James Clark as members of the Compensation Committee. Effective October 18, 2021, the Board appointed Vikrant Sawhney as a trustee of the Company.
Effective October 18, 2021, the Board was divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I trustees will expire at the 2022 annual meeting of shareholders; the terms of our Class II trustees will expire at the 2023 annual meeting of shareholders; and the terms of our Class III trustees will expire at the 2024 annual meeting of shareholders.
Effective March 11, 2022, the Board appointed David Goldberg as interim Chief Accounting Officer and interim Treasurer of the Company coinciding with the effective date of the resignation of Robert Busch as the Chief Accounting Officer and Treasurer of the Company. The resignation was not a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.
Board of Trustees and Executive Officers
Trustees
Information regarding the Board is as follows:

Name	Year of Birth	Position	Trustee Class	Trustee Since
Interested Trustee:
Daniel H. Smith, Jr.	1963	Trustee	Class II	2018
Brad Marshall	1972	Trustee, Chairperson, and Chief Executive Officer	Class III	2018
Vikrant Sawhney	1970	Trustee	Class I	2021
Independent Trustees:
Robert Bass	1949	Trustee	Class II	2018
Tracy Collins	1963	Trustee	Class III	2018
Vicki Fuller	1957	Trustee	Class I	2020
James Clark	1961	Trustee	Class I	2020
The address for each of our trustees is c/o Blackstone Credit BDC Advisors LLC, 345 Park Avenue, 31st Floor, New York, NY 10154.
Executive Officers Who are Not Trustees

Name	Year of Birth	Position
Stephan Kuppenheimer	1970	Chief Financial Officer
Katherine Rubenstein	1978	Chief Operating Officer
Carlos Whitaker	1976	President
Robert Busch (1)	1982	Chief Accounting Officer and Treasurer
Beth Chartoff	1969	Public Relations Officer
Marisa J. Beeney	1970	Chief Compliance Officer, Chief Legal Officer and Secretary

(1)Robert Busch resigned from the Company, effective March 11, 2022 and will be replaced by David Goldberg on an interim basis.

Biographical Information
Trustees
Our trustees have been divided into two groups—interested trustees and independent trustees. An interested trustee is an “interested person” as defined in Section 2(a)(19) of the 1940 Act.
Interested Trustees
Brad Marshall (Portfolio Manager), Trustee, Chief Executive Officer of the Company, Senior Managing Director of Blackstone and Head of North America Private Credit. Mr. Marshall is head of Blackstone Credit’s North America Private Credit business and a Senior Managing Director of Blackstone. Mr. Marshall also serves on the board of trustees of Blackstone Private Credit Fund (“BCRED”). Mr. Marshall focuses on Blackstone Credit’s Direct Lending effort and is a member of the performing credit investment committee. Before joining Blackstone Credit in 2005, at its inception, Mr. Marshall worked in various roles at RBC, including fixed income research and business development within RBC’s private equity funds effort. Prior to RBC, Mr. Marshall helped develop a private equity funds business for TAL Global, a Canadian asset management division of CIBC, and prior to that, he co-founded a microchip verification software company where he served as chief financial officer. Mr. Marshall received an MBA from McGill University in Montreal and a BA (Honors) in Economics from Queen’s University in Kingston, Canada.
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
Vikrant Sawhney, Trustee, Senior Managing Director of Blackstone and Chief Administrative Officer. Mr. Sawhney currently serves as Chief Administrative Officer and Global Head of Institutional Client Solutions of Blackstone Inc. Since joining Blackstone in 2007, Mr. Sawhney started Blackstone Capital Markets and also served as the Chief Operating Officer of the Private Equity group. Before joining Blackstone, Mr. Sawhney worked as a Managing Director in the Financial Sponsors Group at Deutsche Bank, and prior to that was an Associate at the law firm of Simpson Thacher & Bartlett. Mr. Sawhney represented Blackstone as a Rockefeller Fellow during 2010-2011, and currently sits on the board of the Blackstone Charitable Foundation. He is also the Board Chair of Dream, an east Harlem-based educational and social services organization. He graduated from Dartmouth College and received a J.D. from Harvard Law School.

Independent Trustees
Robert Bass. Mr. Bass has served on the board of Groupon, Inc. since June 2012. He served as a Vice Chairman of Deloitte & Touche LLP from 2006 through June 2012, and was a Partner in Deloitte from 1982 through June 2012, where he specialized in e-commerce, mergers and acquisitions, SEC filings and related issues. At Deloitte, Mr. Bass was responsible for all services provided to Forstmann Little and its portfolio companies and was the advisory partner for Blackstone, DIRECTV, 24 Hour Fitness, McKesson, IMG and CSC. In addition, he has been an advisory partner for RR Donnelley, Automatic Data Processing, Community Health Systems, and Avis Budget. Mr. Bass has served on the board of directors of Sims Metal Management (ASX: SGM.AX) and as a member of the risk and audit committee from September 2013 to December 31, 2018, including as Chairman of the risk and audit committee from November 2014, the board of directors and as a member of the audit committee of Apex Tool Group, LLC since December 2014, including as Chairman of the audit committee since April 2015, the board of directors and as Chairman of the audit committee of New Page Corporation from January 2013 (emergence from chapter XI) to January 2015 (sale of the company), and the board of directors and as Chairman of the audit committee of Redfin Corporation (NASDAQ: RDFN) since October 2016. Mr. Bass served on the board of directors of Bowlero Corporation and as the chairman of the audit committee starting in December 2021. Mr. Bass is a certified public accountant licensed in New York and Connecticut. He is a member of the American Institute of Certified Public Accountants and the Connecticut State Society of Certified Public Accountants. Mr. Bass brings to the Board a wealth of experience and knowledge of public company financial reporting and accounting, including with respect to companies in the e-commerce sector, and his experience at the highest levels of a Big Four accounting firm is an invaluable resource to the Board in its oversight of the Company’s SEC filings, all of which make him well qualified to serve on our Board. Mr. Bass also serves on the board of trustees of BCRED.
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
Robert Busch, Chief Accounting Officer and Treasurer. Mr. Busch is the Chief Accounting Officer and Treasurer of the Company and a Managing Director with Blackstone Credit. Mr. Busch is the Chief Financial Officer and Treasurer of BSL, BGX, BGB and BGFLX and the Treasurer and Chief Accounting Officer of BCRED. Mr. Busch joined Blackstone Credit in 2018. Mr. Busch worked previously at Fifth Street Asset Management from 2012 to 2018, where he was Senior Vice President Finance and served as Controller of the firm’s two publicly traded business development companies and publicly traded alternative asset manager. Prior to that, Mr. Busch was an Audit Manager at Deloitte & Touche LLP serving clients in various industries including alternative asset management and real estate. Mr. Busch is a Certified Public Accountant in the state of New York and received a Bachelor’s Degree in Business Administration with a concentration in Accounting from Boston University’s Questrom School of Business where he graduated cum laude.
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
David Goldberg, Interim Chief Accounting Officer and Interim Treasurer (effective March 11, 2022). Mr. Goldberg is a Managing Director with Blackstone in the Global Fund Finance group where he oversees the accounting, financial reporting and fund administration for Blackstone’s credit, liquid and insurance funds. Before joining Blackstone in 2008, Mr. Goldberg was an AVP at Lehman Brothers in the Real Estate Private Equity Group overseeing two real estate mezzanine funds. Prior to that, Mr. Goldberg worked as a manager in the joint venture group at New Plan Excel Realty Trust. Mr. Goldberg began his career in the financial services group at PricewaterhouseCoopers. Mr. Goldberg received a BA from Queens College, City University of New York, where he graduated with Cum Laude, with a major in Accounting and Information Systems and a minor in Economics. He is a licensed Certified Public Accountant.
Stephan Kuppenheimer, Chief Financial Officer of the Company, Senior Managing Director of Blackstone and Global Head of Capital Formation of Blackstone Credit. Mr. Kuppenheimer is the Chief Financial Officer and a member of the Investment Committee of the Company, a Senior Managing Director of Blackstone and the Global Head of Capital Formation for Blackstone Credit, overseeing the firm’s structuring, financing and related capital markets activities. He also serves as a Portfolio Manager and Chief Financial Officer of Blackstone Private Credit Fund (“BCRED”) and is a member of Blackstone Credit’s performing credit investment committee. Before joining Blackstone Credit, then known as GSO Capital Partners, in 2015 Mr. Kuppenheimer was a Senior Managing Director at Stifel Financial where he served as Head of Principal Investing and Head of Debt Capital Markets from 2010 to 2015. Prior to Stifel, Mr. Kuppenheimer was founder and CEO of FSI Capital, an alternative asset management company focused on U.S. credit products which acted as an asset manager of the Capital Purchase Program on behalf of the US Treasury Department. Previously, Mr. Kuppenheimer lead structured credit businesses for Merrill Lynch and Credit Suisse and began his career as an attorney for Brown & Wood. Mr. Kuppenheimer received a J.D., with

Distinction, from Emory University School of Law and a B.A. from Colgate University with Honors in Philosophy. Mr. Kuppenheimer serves on the board of trustees of the George Jackson Academy.
Katherine Rubenstein, Chief Operating Officer. Kate Rubenstein is a Managing Director in Blackstone Credit and Chief Operating Officer of the Company and of Blackstone Private Credit Fund. Since joining Blackstone in 2015, Ms. Rubenstein created and led the GSO Advantage platform (now Blackstone Credit Advantage), which brings Blackstone’s broad set of capabilities to drive operational efficiencies and growth for Blackstone Credit’s portfolio companies. She subsequently created and led the Blackstone Advantage program, focusing on building networks and expanding access to resources for portfolio companies across Blackstone business units. Ms. Rubenstein is on the Blackstone Charitable Foundation Leadership Council and on the Board of Let’s Get Ready, a non-profit organization that provides low-income and first generation to college students support to gain admission to and graduate from college. Before joining Blackstone, Ms. Rubenstein originated senior secured loans and equipment finance opportunities in the industrial, consumer, and retail sectors for GE Capital and prior to that worked in brand management at World Kitchen. Ms. Rubenstein received an MBA from The Johnson Graduate School of Management at Cornell University, where she was a Roy H. Park Leadership Fellow, and an AB from Dartmouth College.
Carlos Whitaker, President. Carlos Whittaker is a Senior Managing Director in Blackstone Credit, the parent company of the Company’s investment adviser, and the President of the Company and of Blackstone Private Credit Fund. Prior to joining Blackstone Credit on September 7, 2021, Mr. Whitaker served as Head of New York and Co-Head of EMEA Equity Advisory Sales of Credit Suisse in the Investment Banking division. As a senior salesperson, Carlos was responsible for developing relationships with large institutional clients, profitably growing revenues, selling initial public offerings and secondary offerings, as well as cross-selling the bank’s other products. His clients consisted of large institutional asset management firms that employ a myriad of investment strategies including long only, long/short equity, event driven, risk arbitrage, and global macro. Mr. Whitaker began his career at Credit Suisse in 2000 as an Analyst. Mr. Whitaker sits on the boards of New York for McCombs and Rising Stars Capital Management, which is a nonprofit focused on increasing Black representation in the finance industry. Mr. Whitaker graduated with honors from the University of Texas at Austin, holding a Bachelor of Arts from the Plan II Honors Program, Bachelor of Business Administration in Accounting and Master in Professional Accounting.
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
Corporate Governance
Committees
The Board has an Audit Committee, a Nominating and Governance Committee and a Compensation Committee and may form additional committees in the future.
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
Compensation Committee
The Compensation Committee is composed of Robert Bass, Tracy Collins, Vicki Fuller and James Clark, each of whom is not considered an “interested person” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act. Vicki Fuller serves as Chair of the Compensation Committee.
The Compensation Committee is responsible for annually reviewing and recommending for approval to the Board the Investment Advisory Agreement and the Administration Agreement. The Compensation Committee is also responsible for reviewing and approving the compensation of the independent trustees. In addition, although we do not directly compensate our executive officers currently, to the extent that we do so in the future, the Compensation Committee would also be responsible for reviewing and evaluating their compensation and making recommendations to the Board regarding their compensation. Lastly, the Compensation Committee would produce a report on our executive compensation practices and policies for inclusion in our proxy statement if required by applicable proxy rules and regulations and, if applicable, make recommendations to the Board on our executive compensation practices and policies. The Compensation Committee has the authority to engage compensation consultants and to delegate their duties and responsibilities to a member or to a subcommittee of the Compensation Committee.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the 1934 Act requires our executive officers, members of our Board, and persons who own more than ten percent of our shares to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us, we believe that, with respect to the fiscal year ended December 31, 2021, such persons complied with all such filing requirements.
Dollar Range of Equity Securities Beneficially Owned by Directors
The following table sets forth the dollar range of equity securities of the Company beneficially owned by each trustee as of February 28, 2022:

	Dollar Range of Equity Securities in the Company(1)(2)	Dollar Range of Equity Securities in the Fund Complex(1)(2)(3)
Interested Trustees
Daniel H. Smith, Jr.	over $100,000	over $100,000
Brad Marshall	over $100,000	over $100,000
Vikrant Sawhney (4)	None	None
Independent Trustees
Robert Bass	over $100,000	over $100,000
Tracy Collins	None	None
Vicki L. Fuller (5)	None	None
James F. Clark (6)	None	over $100,000
(1)Dollar ranges are as follows: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or over $100,000.
(2)Dollar ranges were determined using the number of shares that are beneficially owned as of February 28, 2022, multiplied by the Company’s net asset value per share as of December 31, 2021.
(3)The "Fund Complex" consists of the Company, Blackstone Private Credit Fund, the Blackstone Credit Closed-End Funds (Blackstone Senior Floating Rate Term Fund, Blackstone Long Short Credit Income Fund, Blackstone Strategic Credit Fund and Blackstone Floating Rate Enhanced Income Fund), as well as the Blackstone Real Estate Income Funds (Blackstone Real Estate Income Fund and Blackstone Real Estate Income Fund II), the Blackstone Alternative Alpha Funds (Blackstone Alternative Alpha Fund, Blackstone Alternative Alpha Fund II and Blackstone Alternative Alpha Master Fund) and Blackstone Alternative Multi-Strategy Fund.
(4)Mr. Sawhney joined the Board on October 18, 2021.
(5)Ms. Fuller joined the Board on August 26, 2020.
(6)Mr. Clark joined the Board on November 5, 2020.

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

	Total Compensation earned from the Company for Fiscal Year 2021 (5)	Total Compensation earned from Fund Complex for Fiscal Year 2021 (6)
Interested Trustees
Daniel H. Smith, Jr. (1)	$—	$—
Brad Marshall (1)	$—	$—
Vikrant Sawhney (1)	$—	$—
Independent Trustees
Robert Bass (2)	$151,000	$297,250
Tracy Collins	$141,000	$279,750
Vicki L. Fuller (3)	$141,000	$279,750
James F. Clark (4)	$137,500	$276,250
(1)These are interested trustees and, as such, do not receive compensation from the Company or the Fund Complex for their services as trustees.
(2)Includes compensation as chairman of Audit Committee.
(3)Ms. Fuller joined the Board on August 26, 2020.
(4)Mr. Clark joined the Board of November 5, 2020.
(5)The Company does not have a profit-sharing plan, and trustees do not receive any pension or retirement benefits from the Company.
(6)The Blackstone Credit Closed-End Funds, the Blackstone Real Estate Income Funds, the Blackstone Alternative Alpha Funds and Blackstone Alternative Multi Strategy Fund do not pay compensation to the trustees of the Company. Blackstone Private Credit Fund does pay compensation to the Independent Trustees of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth, as of February 28, 2022, the beneficial ownership of each current trustee, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 169,691,413 shares outstanding as of February 28, 2022.
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

	Type of Ownership	Number of Shares Owned	Percentage
Interested Trustees
Daniel H. Smith, Jr.	Record/Beneficial	23,124	(1)
Brad Marshall	Record/Beneficial	121,285	(1)
Vikrant Sawhney	—	—	—
Independent Trustees
Robert Bass	Record/Beneficial	8,441	(1)
Tracy Collins	—	—	—
Vicki L. Fuller	—	—	—
James F. Clark	—	—	—
Executive Officers Who Are Not Directors
Stephan Kuppenheimer	Record/Beneficial	12,457	(1)
Katherine Rubenstein	—	—	—
Carlos Whitaker	—	—	—
Robert Busch (2)	—	—	—
Beth Chartoff	Record/Beneficial	2,077	(1)
Marisa J. Beeney	—	—	—
All Trustees and Executive Officers as a Group (13 persons)		167,384	(1)
Five-Percent Shareholder
QIA FIG Glass Holding Limited	Record/Beneficial	13,723,035	8.1%
Universities Superannuation Scheme Ltd as trustee for Universities Superannuation Scheme and USS Investment Management Limited	Record/Beneficial	12,002,967	7.1%
(1)Amounts round to less than 1%
(2)Robert Busch resigned from the Company, effective March 11, 2022 and will be replaced by David Goldberg on an interim basis.
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
For the years ended December 31, 2021, 2020 and 2019, base management fees were $62.4 million, $32.9 million and $12.6 million, respectively, of which $4.2 million, $0.0 million and $0.0 million, respectively, were waived. As of December 31, 2021 and December 31, 2020, $17.8 million and $10.3 million, respectively, was payable to the Adviser relating to management fees.
For the years ended December 31, 2021, 2020 and 2019, the Company accrued income based incentive fees of $67.3 million, $42.0 million and $13.8 million, respectively, of which $2.3 million, $0.0 million and $0.0 million, respectively, were waived. As of December 31, 2021 and December 31, 2020, $19.8 million and $15.3 million, respectively was payable to the Adviser for income based incentive fees.
For the years ended December 31, 2021, 2020 and 2019, the Company accrued capital gains incentive fees of $16.3 million, $(3.1) million, and $4.2 million, respectively, none of which was payable on such dates under the Investment Advisory Agreement.
For the years ended December 31, 2021, 2020 and 2019, the Company incurred $2.4 million, $2.3 million and $1.5 million, respectively, under the Administration Agreement, which were recorded in administrative service fees in the Company’s Consolidated Statements of Operations. As of December 31, 2021 and December 31, 2020, $1.1 million and $1.1 million, respectively, was unpaid and included in due to affiliate in the Consolidated Statement of Assets and Liabilities.
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
Item 14. Principal Accounting Fees and Services.
Audit Fees
The aggregate audit fees billed by Deloitte & Touche LLP for the years ended December 31, 2021, 2020 and 2019 were $750,000, $550,000 and $425,000, respectively.
Fees included in the audit fees category are those associated with the seed and annual audit of the Company’s financial statements and services that are normally provided in connection with statutory and regulatory filings.
Audit-Related Fees
The aggregate audit-related fees billed by Deloitte & Touche LLP for the years ended December 31, 2021, 2020 and 2019 were $207,500, $105,000 and $0, respectively.
Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
No audit related fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2021, 2020 and 2019.
Tax Fees
No tax fees were billed by Deloitte & Touche LLP for services rendered to the Company for professional tax services for the years ended December 31, 2021, 2020 and 2019.
Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns.
No tax fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2021, 2020 and 2019.
All Other Fees
No fees were billed by Deloitte & Touche LLP for products and services provided to the Company, other than the services reported in “Audit Fees” above, for the years ended December 31, 2021, 2020 and 2019.
No fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2021, 2020 and 2019.
Aggregate Non-Audit Fees
No non-audit fees were billed to the Adviser and service affiliates by Deloitte & Touche LLP for non-audit services for the years ended December 31, 2021, 2020 and 2019. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.

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
PART IV
Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this annual report:
(1)Financial Statements – Financial statements are included in Item 8. See the Index to the consolidated financial statements on page 116 of this annual report on Form 10-K.
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

3.1
Fourth Amended and Restated Declaration of Trust, dated as of October 18, 2021 (incorporated by reference to Exhibit (a)(1) to the Company’s Registration Statement on Form N-2 filed on October 18, 2021).

3.2	Certificate of Amendment to Certificate of Trust, effective December 10, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 10, 2020).

3.3	Amended and Restated Bylaws, dated as of October 18, 2021 (incorporated by reference to Exhibit (b) to the Company’s Registration Statement on Form N-2 filed on October 18, 2021).

4.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on October 1, 2018).

4.2
Indenture, dated as of July 15, 2020, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2020).

4.2.1
First Supplemental Indenture, dated as of July 15, 2020, relating to the 3.650% Notes due 2023, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 17, 2020).

4.2.2
Second Supplemental Indenture, dated as of October 23, 2020, relating to the 3.625% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 27, 2020).

4.2.3
Third Supplemental Indenture, dated as of March 16, 2021, relating to the 2.750% Notes due 2026, by and between the Fund and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 18, 2021).

4.2.4
Fourth Supplemental Indenture, dated as of July 23, 2021, relating to the 2.125% Notes due 2027, by and between the Fund and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 27, 2021).

4.2.5
Fifth Supplemental Indenture, dated as of September 30, 2021, relating to the 2.850% Notes due 2028, by and between the Fund and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 1, 2021).

Exhibit Number	Description of Exhibits
4.2.6	Form of 3.650% Notes Due 2023 (included as part of Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 17, 2020).

4.2.7	Form of 3.625% Notes due 2026 (included as part of Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 27, 2020).

4.2.8	Form of 2.750% Notes due 2026 (included as part of Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 18, 2021).

4.2.9	Form of 2.125% Notes due 2027 (included as part of Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 27, 2021).

4.2.10	Form of 2.850% Notes due 2028 (included as part of Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 1, 2021).

4.3
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

4.6	Description of Common Shares of Beneficial Interest.*

10.1
Amended and Restated Investment Advisory Agreement between the Company and the Adviser, dated as of October 18, 2021 (incorporated by reference to Exhibit (g) to the Company’s Registration Statement on Form N-2 filed on October 18, 2021).

10.2
Waiver Letter Agreement between the Company and the Adviser, dated October 18, 2021 (incorporated by reference to Exhibit (k)(23) to the Company’s Registration Statement on Form N-2 filed on October 18, 2021).

10.3
Administration Agreement between the Company and the Administrator, dated October 1, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on October 1, 2018).

10.4
Custodian Agreement between the Company and State Street Bank and Trust Company, dated October 1, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 18, 2019).

10.5
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

10.7	Expense Support and Conditional Reimbursement Agreement, dated December 12, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2018).

Exhibit Number	Description of Exhibits
10.8	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 18, 2018).

10.9
Amended and Restated Loan and Security Agreement among Jackson Hole Funding, the Company, the lenders party thereto, Citibank, N.A., Virtus Group, LP and JPMorgan Chase Bank, National Association, dated December 16, 2021.*

10.10
Revolving Credit Facility among Breckenridge Funding, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated December 21, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018).

10.10.1
First Amendment to the Revolving Credit Agreement between Breckenridge Funding, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated June 11, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2019).

10.10.2
Second Amendment to the Revolving Credit Agreement between Breckenridge Funding, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated August 2, 2019 (incorporated by reference to Exhibit 10.10.2 to the Company’s Quarterly Report on Form 10-K filed on February 28, 2020).

10.10.3
Third Amendment to the Revolving Credit Agreement between Breckenridge Funding, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated September 27, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2019).

10.10.4
Fourth Amendment to the Revolving Credit Agreement between Breckenridge Funding, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated April 13, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2020).

10.10.5	Fifth Amendment to the Revolving Credit Agreement among Breckenridge Funding, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated October 5, 2021.*

10.11	Amended and Restated Credit Agreement among Big Sky Funding, the lender parties thereto, Bank of America, N.A., and Wells Fargo Bank, National Association, dated September 30, 2021.*

10.12
Amendment and Restated Agreement, dated as of June 30, 2021, to the Senior Secured Credit Agreement, dated as of June 15, 2020, by and among the Company, each of the lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2021).

10.12.1
Incremental Assumption Agreement, dated as of November 3, 2020, by and among the Company, each of the lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.12.2 to the Company’s Annual Report on Form 10-K filed on March 4, 2021).

10.12.2
Incremental Assumption Agreement, dated as of August 4, 2021, to the Senior Secured Credit Agreement, dated as of June 15, 2020, by and among the Company, each of the lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed November 12, 2021).

14	Code of Ethics.*

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on February 27, 2020)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit Number	Description of Exhibits

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_________________________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blackstone Secured Lending Fund

Date: February 28, 2022	By:	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on February 28, 2022.

Name	Title

/s/ Brad Marshall	Chief Executive Officer and Trustee
Brad Marshall

/s/ Stephan Kuppenheimer	Chief Financial Officer
Stephan Kuppenheimer

/s/ Robert W. Busch	Chief Accounting Officer and Treasurer
Robert W. Busch

/s/ Robert Bass	Trustee
Robert Bass

/s/ Tracy Collins	Trustee
Tracy Collins

/s/ James Clark	Trustee
James Clark

/s/ Vicki Fuller	Trustee
Vicki Fuller

/s/ Daniel H. Smith, Jr.	Trustee
Daniel H. Smith, Jr.

/s/ Vikrant Sawhney	Trustee
Vikrant Sawhney