Form 10-Q
period 2022-03-31
Blackstone Secured Lending Fund
filed 2022-05-12
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒
The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of May 11, 2022 was 169,479,679.

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
•turmoil in Ukraine and Russia and the potential for volatility in energy prices and its impact on the industries in which we invest;
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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A of this Form 10-Q. These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “1934 Act”).

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Blackstone Secured Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $9,883,310 and $9,712,367 at March 31, 2022 and December 31, 2021, respectively)	$9,988,563	$9,819,696
Non-controlled/affiliated investments (cost of $33,069 and $32,759 at March 31, 2022 and December 31, 2021, respectively)	35,919	35,683
Total investments at fair value (cost of $9,916,379 and $9,745,126 at March 31, 2022 and December 31, 2021, respectively)	10,024,482	9,855,379
Cash and cash equivalents	140,929	102,879
Interest receivable from non-controlled/non-affiliated investments	77,436	62,659
Deferred financing costs	13,113	13,552
Receivable for investments sold	74,978	142,878
Other assets	33	194
Total assets	$10,330,971	$10,177,541
LIABILITIES
Debt (net of unamortized debt issuance costs of $43,111 and $45,695 at March 31, 2022 and December 31, 2021, respectively)	$5,637,422	$5,498,633
Payable for investments purchased	50,171	36,217
Due to affiliates	6,830	8,248
Management fees payable	19,227	17,812
Income based incentive fee payable	18,244	19,809
Capital gains incentive fee payable	18,069	17,389
Interest payable	14,419	39,144
Distribution payable (Note 8)	132,318	89,715
Accrued expenses and other liabilities	401	3,095
Total liabilities	5,897,101	5,730,062
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, $0.001 par value (unlimited shares authorized; 169,691,412 and 169,274,033 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively)	170	169
Additional paid in capital	4,256,593	4,245,125
Distributable earnings (loss)	177,107	202,185
Total net assets	4,433,870	4,447,479
Total liabilities and net assets	$10,330,971	$10,177,541
NET ASSET VALUE PER SHARE	$26.13	$26.27
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$170,989	$127,950
Payment-in-kind interest income	8,686	1,917
Dividend income	5,908	—
Fee income	14	843
Total investment income	185,597	130,710
Expenses:
Interest expense	40,301	21,146
Management fees	25,636	11,677
Income based incentive fee	21,284	14,347
Capital gains incentive fee	681	5,377
Professional fees	707	586
Board of Trustees' fees	181	131
Administrative service expenses (Note 3)	840	492
Other general and administrative	1,327	1,317
Total expenses	90,957	55,073
Management fees waived (Note 3)	(6,409)	—
Incentive fees waived (Note 3)	(3,040)	—
Net expenses	81,508	55,073
Net investment income before excise tax	104,089	75,637
Excise tax expense	1,386	(282)
Net investment income after excise tax	102,703	75,919
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(2,073)	34,112
Non-controlled/affiliated investments	(74)	(1,346)
Translation of assets and liabilities in foreign currencies	735	(714)
Net unrealized appreciation (depreciation)	(1,412)	32,052
Realized gain (loss):
Non-controlled/non-affiliated investments	5,382	4,634
Foreign currency transactions	567	(838)
Net realized gain (loss)	5,949	3,796
Net realized and unrealized gain (loss)	4,537	35,848
Net increase (decrease) in net assets resulting from operations	$107,240	$111,767
Net investment income per share (basic and diluted)	$0.61	$0.58
Earnings per share (basic and diluted)	$0.63	$0.86
Weighted average shares outstanding (basic and diluted)	169,556,923	129,967,204
Distributions declared per share	$0.78	$0.50
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2021	$169	$4,245,125	$202,185	$4,447,479
Issuance of common shares	—	—	—	—
Reinvestment of dividends	1	11,468	—	11,469
Net investment income	—	—	102,703	102,703
Net realized gain (loss) on investments	—	—	5,949	5,949
Net change in unrealized appreciation (depreciation) on investments	—	—	(1,412)	(1,412)
Dividends declared from net investment income	—	—	(132,318)	(132,318)
Balance, March 31, 2022	$170	$4,256,593	$177,107	$4,433,870

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2020	$130	$3,232,562	$35,117	$3,267,809
Issuance of common shares	—	—	—	—
Reinvestment of dividends	—	11,179	—	11,179
Net investment income	—	—	75,919	75,919
Net realized gain (loss) on investments	—	—	3,796	3,796
Net change in unrealized appreciation (depreciation) on investments	—	—	32,052	32,052
Dividends declared from net investment income	—	—	(65,052)	(65,052)
Balance, March 31, 2021	$130	$3,243,741	$81,832	$3,325,703

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$107,240	$111,767
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	2,147	(32,766)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(735)	714
Net realized (gain) loss on investments	(5,382)	(4,634)
Payment-in-kind interest capitalized	(10,690)	(1,883)
Net accretion of discount and amortization of premium	(10,590)	(21,143)
Amortization of deferred financing costs	839	514
Amortization of debt issuance costs	2,582	1,053
Purchases of investments	(277,733)	(1,097,111)
Proceeds from sale of investments and principal repayments	133,142	637,037
Changes in operating assets and liabilities:
Interest receivable	(14,777)	(2,471)
Receivable for investments sold	67,900	38,075
Other assets	163	213
Payable for investments purchased	13,954	63,652
Due to affiliates	(342)	(1,960)
Management fee payable	1,419	1,400
Income based incentive fee payable	(1,566)	(916)
Capital gains incentive fee payable	681	5,377
Interest payable	(24,725)	4,179
Accrued expenses and other liabilities	(2,698)	(415)
Net cash provided by (used in) operating activities	(19,171)	(299,318)
Cash flows from financing activities:
Borrowings on debt	136,892	1,013,526
Repayments on debt	(69)	(567,590)
Deferred financing costs paid	(400)	(169)
Debt issuance costs paid	—	(409)
Deferred offering costs paid on issuance of common shares	(956)	—
Dividends paid in cash	(78,246)	(75,458)
Proceeds from issuance of common shares	—	3,403
Net cash provided by (used in) financing activities	57,221	373,303
Net increase (decrease) in cash and cash equivalents	38,050	73,985
Effect of foreign exchange rate changes on cash and cash equivalents	—	(254)
Cash and cash equivalents, beginning of period	102,879	217,993
Cash and cash equivalents, end of period	$140,929	$291,724

	Three Months Ended March 31,
	2022	2021
Supplemental information and non-cash activities:
Interest paid during the period	$61,442	$15,190
Subscription receivable	$—	$24
Distribution payable	$132,318	$65,052
Reinvestment of distributions during the period	$11,468	$11,179
Non-cash deferred financing costs activity	$—	$(64)
Accrued but unpaid debt issuance costs	$—	$192
Accrued but unpaid offering costs	$618	$—
Excise taxes paid	$4,106	$131
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Corfin Holdings, Inc. (4)(11)	L + 5.75%	6.75%	12/27/2027	$270,687	$266,965	$270,010	6.09%
Linquest Corp. (4)(5)(7)(10)	L + 5.75%	6.50%	7/28/2028	17,413	17,053	17,015	0.38
MAG DS Corp. (11)	L + 5.50%	6.51%	4/1/2027	81,977	75,987	74,599	1.68
Maverick Acquisition, Inc. (4)(7)(11)	L + 6.00%	7.01%	6/1/2027	18,931	18,519	18,679	0.42
TCFI AEVEX, LLC (4)(7)(11)	L + 6.00%	7.00%	3/18/2026	112,229	110,443	99,579	2.25
					488,967	479,882	10.82
Air Freight & Logistics
AGI-CFI Holdings, Inc. (4)(10)	L + 5.50%	6.25%	6/11/2027	117,087	114,972	115,917	2.61
Livingston International, Inc. (4)(6)(10)	L + 5.50%	6.51%	4/30/2027	129,833	126,875	128,535	2.90
Mode Purchaser, Inc. (4)(11)	L + 6.25%	7.25%	12/9/2026	179,746	177,307	179,746	4.05
R1 Holdings, LLC (4)(7)(11)	L + 6.00%	7.00%	1/2/2026	60,399	59,845	60,399	1.36
RWL Holdings, LLC (4)(7)(10)	SOFR + 5.75%	6.50%	12/31/2028	24,315	23,788	23,764	0.54
SEKO Global Logistics Network, LLC (4)(5)(11)	E + 5.00%	6.00%	12/30/2026	€1,863	2,129	2,073	0.05
SEKO Global Logistics Network, LLC (4)(5)(7)(11)	L + 5.00%	6.00%	12/30/2026	5,339	5,263	5,328	0.12
					510,179	515,762	11.63
Building Products
Fencing Supply Group Acquisition, LLC (4)(5)(11)	L + 6.00%	7.00%	2/26/2027	52,584	51,926	52,321	1.18
Jacuzzi Brands, LLC (4)(11)	L + 6.50%	7.50%	2/25/2025	94,817	93,941	94,817	2.14
L&S Mechanical Acquisition, LLC (4)(5)(7)(10)	L + 5.75%	6.50%	9/1/2027	12,723	12,493	12,214	0.28
Lindstrom, LLC (4)(11)	L + 6.25%	7.25%	4/7/2025	121,974	120,806	121,974	2.75
Windows Acquisition Holdings, Inc. (4)(5)(11)	L + 6.50%	7.50%	12/29/2026	55,278	54,402	55,278	1.25
					333,568	336,604	7.60
Chemicals
Polymer Additives, Inc. (8)	L + 6.00%	6.30%	7/31/2025	24,115	23,446	23,190	0.52
VDM Buyer, Inc. (4)(11)	E + 6.75%	7.75%	4/22/2025	€23,718	26,428	25,863	0.58
VDM Buyer, Inc. (4)(11)	L + 6.75%	7.75%	4/22/2025	62,289	61,654	61,043	1.38
					111,528	110,096	2.48

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies
Bazaarvoice, Inc. (4)(7)(8)	L + 5.75%	5.87%	5/7/2028	230,306	230,306	230,306	5.19
Java Buyer, Inc. (4)(7)(10)	L + 5.75%	6.63%	12/15/2027	4,227	4,121	4,116	0.09
JSS Holdings, Inc. (4)(10)	L + 6.00%	6.75%	12/17/2028	4,975	4,903	4,938	0.11
JSS Holdings, Inc. (4)(11)	L + 6.25%	7.25%	12/17/2028	288,089	284,582	285,929	6.45
Knowledge Pro Buyer, Inc. (4)(7)(10)	L + 5.75%	6.50%	12/10/2027	5,372	5,237	5,230	0.12
KPSKY Acquisition, Inc. (4)(7)(10)	L + 5.50%	6.25%	10/19/2028	21,762	21,343	21,327	0.48
The Action Environmental Group, Inc. (4)(7)(11)	L + 6.25%	7.25%	1/16/2026	105,486	103,453	102,793	2.32
The Action Environmental Group, Inc. (4)(5)(12)	L + 6.00%	7.25%	1/16/2026	11,247	11,199	11,022	0.25
Veregy Consolidated, Inc. (4)(11)	L + 6.00%	7.00%	11/2/2027	21,046	20,578	20,625	0.47
					685,722	686,286	15.48
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(7)(11)	L + 5.00%	6.00%	12/31/2027	22,331	21,773	22,093	0.50
Containers & Packaging
Ascend Buyer, LLC (4)(7)(10)	L + 5.75%	6.76%	9/30/2028	19,353	18,964	19,038	0.43
Distributors
BP Purchaser, LLC (4)(10)	L + 5.50%	6.25%	12/10/2028	7,388	7,246	7,240	0.16
Bution Holdco 2, Inc. (4)(11)	L + 6.25%	7.25%	10/17/2025	73,746	72,875	73,193	1.65
Dana Kepner Company, LLC (4)(11)	L + 6.25%	7.25%	12/29/2026	63,783	62,774	64,261	1.45
Genuine Cable Group, LLC (4)(7)(10)	L + 5.75%	6.50%	11/2/2026	166,358	163,169	164,553	3.71
Marcone Yellowstone Buyer, Inc. (4)(5)(7)(10)	L + 5.50%	6.25%	12/23/2028	5,252	5,140	5,148	0.12
NDC Acquisition Corp. (4)(7)(11)	L + 5.75%	6.76%	3/9/2027	13,664	13,277	13,493	0.30
Tailwind Colony Holding Corporation (4)(7)(11)	SOFR + 6.25%	7.25%	11/13/2024	39,314	38,968	38,724	0.87
Unified Door & Hardware Group, LLC (4)(11)	L + 5.75%	6.75%	6/30/2025	95,136	93,785	93,709	2.11
					457,234	460,321	10.37
Diversified Consumer Services
Cambium Learning Group, Inc. (4)(7)(10)	L + 5.50%	6.25%	7/20/2028	314,370	311,419	314,370	7.09
Dreambox Learning Holding LLC (4)(5)(10)	L + 6.25%	7.00%	12/1/2027	7,087	6,952	6,945	0.16
Go Car Wash Management Corp. (4)(7)(11)	L + 5.75%	6.75%	12/31/2026	15,734	15,329	15,454	0.35
					333,700	336,769	7.60
Diversified Financial Services
Barbri Holdings, Inc. (4)(10)	L + 5.75%	6.50%	4/30/2028	65,059	63,896	64,408	1.45
SelectQuote, Inc. (4)(7)(10)	L + 5.00%	5.75%	11/5/2024	75,591	74,255	70,437	1.59
					138,151	134,845	3.04
Diversified Telecommunication Services
Point Broadband Acquisition, LLC (4)(7)(11)	L + 6.00%	7.00%	10/1/2028	87,013	84,536	84,346	1.90

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Electric Utilities
Qualus Power Services Corp. (4)(7)(11)	L + 5.50%	6.50%	3/26/2027	32,050		31,317	31,645	0.71
Electrical Equipment
Emergency Power Holdings, LLC (4)(5)(7)(11)	L + 5.50%	6.50%	8/17/2028	64,838		63,485	63,354	1.43
Radwell International, LLC (4)(6)(7)(10)	L + 5.25%	6.00%	7/13/2027	109,850		109,488	109,850	2.48
Shoals Holdings, LLC (4)(11)	L + 3.25%	4.25%	11/25/2026	84,145		82,408	84,490	1.91
						255,381	257,694	5.82
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(5)(7)(11)	L + 6.00%	7.00%	12/23/2026	109,875		107,954	105,691	2.38
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(13)	L + 7.00% (incl. 1.00% PIK)	8.50%	10/4/2024	48,367		47,645	48,367	1.09
Tetra Technologies, Inc. (4)(6)(11)	L + 6.25%	7.25%	9/10/2025	17,790		17,721	17,790	0.40
						65,366	66,157	1.49
Health Care Equipment & Supplies
CPI Buyer, LLC (4)(7)(10)	L + 5.50%	6.25%	11/1/2028	29,497		28,802	28,765	0.65
GCX Corporation Buyer, LLC (4)(5)(7)(10)	L + 5.50%	6.30%	9/13/2027	21,890		21,417	21,377	0.48
						50,219	50,142	1.13
Health Care Providers & Services
ACI Group Holdings, Inc. (4)(5)(7)(10)	L + 5.50%	6.51%	8/2/2028	109,016		106,475	108,012	2.44
ADCS Clinics Intermediate Holdings, LLC (4)(7)(11)	L + 6.25%	7.25%	5/7/2027	8,588		8,419	8,471	0.19
Amerivet Partners Management, Inc. (4)(5)(7)(10)	SOFR + 5.50%	6.25%	2/25/2028	5,000		4,856	4,853	0.11
Canadian Hospital Specialties Ltd. (4)(5)(6)(7)(11)	C + 4.50%	5.68%	4/14/2028	C$	27,629	21,331	21,280	0.48
CCBlue Bidco, Inc. (4)(7)(10)	L + 6.25% (incl. 2.75% PIK)	7.00%	12/21/2028	9,758		9,553	9,544	0.22
Cross Country Healthcare, Inc. (4)(10)	L + 5.75%	6.50%	6/8/2027	29,545		29,035	29,545	0.67
DCA Investment Holdings, LLC (4)(7)(10)	L + 6.25%	7.00%	3/12/2027	30,246		29,868	29,922	0.67
Epoch Acquisition, Inc. (4)(11)	L + 6.00%	7.00%	10/4/2024	24,497		24,355	24,497	0.55
Healthcomp Holding Company, LLC (4)(5)(7)(11)	L + 5.75%	6.75%	10/27/2026	104,813		102,600	104,813	2.36
Jayhawk Buyer, LLC (4)(11)	L + 5.00%	6.01%	10/15/2026	153,836		151,078	152,297	3.43
Navigator Acquiror, Inc. (4)(7)(9)	L + 5.75%	6.25%	7/16/2027	203,032		201,256	203,032	4.58
Odyssey Holding Company, LLC (4)(11)	L + 5.75%	6.75%	11/16/2025	18,672		18,482	18,486	0.42
Onex Baltimore Buyer, Inc. (4)(7)(10)	L + 5.75%	6.50%	12/1/2027	28,977		28,393	28,405	0.64
Smile Doctors, LLC (4)(7)(10)	L + 5.75%	6.50%	12/1/2028	10,301		10,072	10,073	0.23

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
Snoopy Bidco, Inc. (4)(7)(10)	L + 6.00%	6.75%	6/1/2028		264,000	255,589	261,390	5.90
SpecialtyCare, Inc. (4)(5)(7)(11)	L + 5.75%	6.75%	6/18/2028		12,195	11,831	11,917	0.27
Stepping Stones Healthcare Services, LLC (4)(7)(10)	L + 5.75%	6.50%	1/2/2029		2,277	2,220	2,218	0.05
The Fertility Partners, Inc. (4)(5)(6)(7)(10)	C + 5.75%	6.50%	3/16/2029	C$	5,000	3,816	3,951	0.09
The Fertility Partners, Inc. (4)(5)(6)(10)	L + 5.75%	6.50%	3/16/2028		5,000	4,901	4,900	0.11
The GI Alliance Management, LLC (4)(11)	L + 6.25%	7.25%	11/4/2024		271,566	266,979	271,566	6.12
US Oral Surgery Management Holdco, LLC (4)(7)(10)	L + 5.50%	6.25%	11/18/2027		32,982	32,187	32,322	0.73
WHCG Purchaser III, Inc. (4)(5)(7)(10)	L + 5.75%	6.50%	6/22/2028		56,401	55,191	55,665	1.26
						1,378,487	1,397,159	31.52
Health Care Technology
Edifecs, Inc. (4)(11)	L + 7.00%	8.00%	9/21/2026		220,838	216,720	227,463	5.13
Edifecs, Inc. (4)(10)	L + 5.50%	6.25%	9/21/2026		13,703	13,451	13,497	0.30
GI Ranger Intermediate, LLC (4)(7)(10)	L + 6.00%	6.75%	10/29/2028		15,162	14,799	14,960	0.34
NMC Crimson Holdings, Inc. (4)(7)(10)	L + 6.00%	6.75%	3/1/2028		71,173	68,971	69,991	1.58
Project Ruby Ultimate Parent Corp. (10)	L + 3.25%	4.00%	3/3/2028		8,525	8,489	8,453	0.19
						322,430	334,364	7.54
Insurance
Alera Group, Inc. (4)(7)(10)	L + 5.50%	6.25%	9/30/2028		3,703	3,669	3,666	0.08
Benefytt Technologies, Inc. (4)(7)(10)	L + 6.00%	6.75%	8/12/2027		10,474	10,260	10,077	0.23
Foundation Risk Partners Corp. (4)(7)(10)	L + 5.75%	6.50%	10/29/2028		25,509	25,110	25,084	0.57
Galway Borrower, LLC (4)(5)(7)(10)	L + 5.25%	6.26%	9/24/2028		26,522	25,835	25,934	0.58
High Street Buyer, Inc. (4)(5)(7)(10)	L + 6.00%	6.75%	4/14/2028		54,650	53,458	53,997	1.22
Integrity Marketing Acquisition, LLC (4)(5)(7)(10)	L + 5.50%	6.27%	8/27/2025		113,438	111,981	112,657	2.54
Integrity Marketing Acquisition, LLC (4)(5)(11)	L + 5.75%	6.75%	8/27/2025		19,829	19,607	19,734	0.45
Jones Deslauriers Insurance Management, Inc. (5)(6)(7)(10)	C + 4.25%	5.00%	3/28/2028	C$	68,068	53,274	52,450	1.18
PGIS Intermediate Holdings, LLC (4)(5)(7)(10)	L + 5.50%	6.25%	10/14/2028		3,491	3,407	3,406	0.08
SG Acquisition, Inc. (4)(9)	L + 5.00%	6.01%	1/27/2027		110,586	109,221	110,586	2.49
Tennessee Bidco Limited (4)(5)(6)(8)	L + 7.00%	7.53%	8/3/2028		64,234	62,625	62,789	1.42
Tennessee Bidco Limited (4)(5)(6)(7)(8)	S + 7.28%	7.97%	8/3/2028		£28,977	38,025	37,044	0.84
Westland Insurance Group LTD (4)(5)(6)(11)	L + 7.00%	8.00%	1/5/2027		42,483	39,416	41,527	0.94
Westland Insurance Group LTD (4)(5)(6)(7)(11)	C + 7.00%	8.00%	1/5/2027	C$	102,556	75,133	82,526	1.86
						631,021	641,477	14.48
Interactive Media & Services
Bungie, Inc. (4)(11)	L + 6.25%	7.25%	8/28/2024		47,200	46,859	47,672	1.08

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Internet & Direct Marketing Retail
Donuts, Inc. (4)(11)	SOFR + 6.00%	7.00%	12/29/2026	324,937	319,795	324,937	7.33
IT Services
AI Altius Bidco, Inc. (4)(5)(7)(10)	L + 5.50%	6.25%	12/13/2028	5,423	5,306	5,302	0.12
AI Altius Bidco, Inc. (4)(5)(7)(8)	9.75% PIK	9.75%	12/21/2029	815	792	790	0.02
Inovalon Holdings, Inc. (4)(7)(10)	L + 6.25%	7.00%	11/24/2028	104,260	101,666	101,515	2.29
Razor Holdco, LLC (4)(10)	L + 5.75%	6.50%	10/25/2027	47,681	46,796	46,727	1.05
Red River Technology, LLC (4)(7)(11)	L + 6.00%	7.00%	5/26/2027	81,399	80,135	76,922	1.73
Turing Holdco, Inc. (4)(5)(6)(7)(8)	E + 6.00%	6.24%	8/3/2028	€13,039	14,511	14,211	0.32
Turing Holdco, Inc. (4)(5)(6)(8)	L + 6.00%	6.24%	8/3/2028	8,437	8,201	8,310	0.19
					257,407	253,777	5.72
Machinery
MHE Intermediate Holdings, LLC (4)(5)(7)(11)	L + 5.75%	7.04%	7/21/2027	3,306	3,242	3,236	0.07
Marine
Armada Parent, Inc. (4)(7)(10)	L + 5.75%	6.50%	10/29/2027	25,125	24,584	24,543	0.55
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc. (4)(6)(13)	L + 6.25%	7.75%	11/26/2024	150,862	149,661	150,862	3.40
Paper & Forest Products
Profile Products, LLC (4)(7)(10)	L + 5.50%	6.25%	11/12/2027	6,138	5,995	5,985	0.13
Professional Services
ALKU, LLC (4)(10)	L + 5.25%	6.00%	3/1/2028	117,849	116,735	117,554	2.65
ASP Endeavor Acquisition, LLC (4)(5)(9)	L + 6.50%	7.00%	5/3/2027	13,870	13,610	13,593	0.31
BPPH2 Limited (4)(5)(6)(8)	L + 6.75%	7.31%	3/2/2028	£26,300	35,527	34,974	0.79
CFGI Holdings, LLC (4)(7)(10)	L + 5.25%	6.00%	11/1/2027	7,656	7,482	7,527	0.17
Clearview Buyer, Inc. (4)(5)(7)(10)	L + 5.25%	6.26%	8/26/2027	16,848	16,494	16,456	0.37
Guidehouse, Inc. (4)(5)(10)	L + 5.50%	6.25%	10/16/2028	345,288	342,062	341,836	7.71
HIG Orca Acquisition Holdings, Inc. (4)(5)(7)(11)	L + 6.00%	7.10%	8/17/2027	34,183	33,543	34,121	0.77
IG Investments Holdings, LLC (4)(5)(7)(10)	L + 6.00%	7.01%	9/22/2028	47,805	46,880	47,552	1.07
Kaufman Hall & Associates, LLC (4)(7)(10)	L + 5.50%	6.25%	12/14/2028	19,500	19,079	19,060	0.43
Legacy Intermediate, LLC (4)(5)(6)(7)(10)	SOFR + 5.75%	6.50%	2/25/2028	5,200	5,069	5,066	0.11
Material Holdings, LLC (4)(5)(7)(10)	L + 5.75%	6.76%	8/19/2027	27,630	27,113	27,054	0.61
Sherlock Buyer Corp. (4)(7)(10)	L + 5.75%	6.50%	12/8/2028	8,638	8,425	8,415	0.19
Thevelia US, LLC (5)(6)(9)	L + 4.00%	4.50%	2/9/2029	1,316	1,303	1,302	0.03
Titan Investment Company, Inc. (4)(5)(8)	L + 5.75%	6.69%	3/20/2027	42,352	40,764	42,352	0.96
Trinity Air Consultants Holdings Corp. (4)(7)(10)	L + 5.25%	6.00%	6/29/2027	72,377	70,882	70,481	1.59
Trinity Partners Holdings, LLC (4)(7)(10)	L + 5.75%	6.50%	12/21/2028	4,658	4,555	4,551	0.10
West Monroe Partners, LLC (4)(7)(10)	L + 5.50%	6.25%	11/8/2028	15,297	15,014	14,997	0.34
					804,537	806,891	18.20

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Real Estate Management & Development
Cumming Group, Inc. (4)(7)(11)	L + 5.75%	6.76%	5/26/2027	55,727	54,290	55,475	1.25
Progress Residential PM Holdings, LLC (4)(7)(10)	L + 6.25%	7.00%	2/16/2028	70,324	68,819	69,445	1.57
					123,109	124,920	2.82
Road & Rail
Gruden Acquisition, Inc. (4)(5)(7)(11)	L + 5.25%	6.25%	7/1/2028	27,472	26,804	27,065	0.61
Software
AxiomSL Group, Inc. (4)(7)(11)	L + 6.00%	7.01%	12/3/2027	42,438	41,602	41,466	0.94
Community Brands ParentCo, LLC (4)(5)(7)(10)	SOFR + 5.75%	6.50%	2/24/2028	5,000	4,902	4,887	0.11
Confine Visual Bidco (4)(6)(7)(10)	SOFR + 5.75%	6.50%	2/23/2029	15,550	15,035	15,032	0.34
Connatix Buyer, Inc. (4)(5)(7)(10)	L + 5.50%	6.25%	7/14/2027	37,623	36,769	37,407	0.84
Diligent Corporation (4)(11)	L + 5.75%	6.76%	8/4/2025	59,400	58,760	58,955	1.33
Episerver, Inc. (4)(5)(7)(11)	L + 5.50%	6.51%	4/9/2026	9,717	9,572	9,570	0.22
Experity, Inc. (4)(5)(7)(10)	L + 5.75%	6.50%	7/22/2027	15,120	14,817	14,788	0.33
Gigamon Inc. (4)(7)(10)	SOFR + 5.75%	6.78%	3/11/2029	7,692	7,535	7,530	0.17
GovernmentJobs.com, Inc. (4)(7)(10)	L + 5.50%	6.25%	12/1/2028	5,000	4,871	4,865	0.11
GraphPAD Software, LLC (4)(7)(11)	L + 5.50%	6.50%	4/27/2027	26,815	26,434	26,451	0.60
LD Lower Holdings, Inc. (4)(7)(11)	L + 6.50%	7.51%	2/8/2026	93,164	91,727	93,164	2.10
Mandolin Technology Intermediate Holdings, Inc. (4)(5)(7)(9)	L + 3.75%	4.25%	7/6/2028	8,678	8,560	8,548	0.19
Medallia, Inc. (4)(7)(10)	L + 6.75% PIK	7.50%	10/29/2028	330,061	323,912	323,362	7.29
Monk Holding Co. (4)(7)(10)	L + 5.75%	6.50%	12/1/2027	4,889	4,749	4,744	0.11
MRI Software, LLC (5)(7)(11)	L + 5.50%	6.51%	2/10/2026	28,045	27,907	27,947	0.63
Nintex Topco Limited (4)(6)(10)	L + 5.75%	6.50%	11/13/2028	34,475	33,823	33,786	0.76
Relativity ODA, LLC (4)(7)(11)	L + 6.50% PIK	7.50%	5/12/2027	19,616	19,157	19,273	0.43
Relay Purchaser, LLC (4)(5)(7)(10)	L + 6.00%	6.75%	8/30/2028	49,875	48,898	49,180	1.11
Spitfire Parent, Inc. (4)(5)(11)	E + 5.50%	6.50%	3/11/2027	€10,421	12,385	11,479	0.26
Spitfire Parent, Inc. (4)(7)(11)	L + 5.50%	6.60%	3/11/2027	61,096	59,986	60,393	1.36
Spitfire Parent, Inc. (4)(13)	L + 5.50%	7.00%	3/11/2027	9,633	9,453	9,537	0.22
Stamps.com, Inc. (4)(10)	L + 5.75%	6.50%	10/5/2028	290,278	284,875	287,376	6.48
The NPD Group L.P. (4)(7)(10)	L + 6.00%	6.75%	11/9/2028	122,600	119,777	119,963	2.71
Triple Lift, Inc. (4)(7)(10)	L + 5.75%	6.50%	5/6/2028	62,764	61,501	61,982	1.40
					1,327,007	1,331,685	30.04
Specialty Retail
CustomInk, LLC (4)(11)	L + 6.21%	7.21%	5/3/2026	163,594	161,795	161,549	3.64

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Technology Hardware, Storage & Peripherals
Lytx, Inc. (4)(11)	L + 6.75%	7.75%	2/28/2026		85,103	84,198	84,252	1.90
Trading Companies & Distributors
Porcelain Acquisition Corp. (4)(7)(11)	L + 5.75%	6.75%	4/30/2027		55,702	53,961	54,918	1.24
The Cook & Boardman Group, LLC (11)	L + 5.75%	6.75%	10/17/2025		49,510	49,239	48,334	1.09
						103,200	103,252	2.33
Transportation Infrastructure
Capstone Logistics, LLC (7)(11)	L + 4.75%	5.75%	11/12/2027		5,600	5,563	5,610	0.13
Frontline Road Safety, LLC (4)(7)(10)	L + 5.75%	6.67%	5/3/2027		90,841	89,301	87,435	1.97
Helix TS, LLC (4)(7)(10)	L + 5.75%	6.76%	8/4/2027		39,777	39,060	39,055	0.88
Roadsafe Holdings, Inc. (4)(7)(11)	L + 5.75%	6.75%	10/19/2027		50,932	50,059	50,380	1.14
Safety Borrower Holdings LP (4)(5)(7)(11)	L + 5.75%	6.75%	9/1/2027		4,278	4,232	4,227	0.10
Sam Holding Co, Inc. (4)(7)(11)	L + 5.50%	6.50%	9/24/2027		38,229	37,338	37,272	0.84
TRP Infrastructure Services, LLC (4)(7)(11)	L + 5.50%	6.51%	7/9/2027		39,585	38,827	38,722	0.87
						264,380	262,701	5.93
Total First Lien Debt						$9,729,069	$9,783,698	220.67%
Second Lien Debt
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(11)	L + 8.75%	9.76%	12/31/2028		$7,517	$7,375	$7,517	0.17%
Health Care Providers & Services
Canadian Hospital Specialties Ltd. (4)(5)(6)(8)	8.50%	8.50%	4/15/2029	C$	10,533	8,286	8,412	0.19
Jayhawk Buyer, LLC (4)(11)	L + 8.75%	9.75%	10/15/2027		5,183	5,093	5,144	0.12
						13,379	13,556	0.31
Industrial Conglomerates
Victory Buyer, LLC (4)(9)	L + 7.00%	7.50%	11/1/2029		9,619	9,525	9,523	0.21
Insurance
Jones Deslauriers Insurance Management, Inc. (5)(6)(9)	C + 7.50%	8.38%	3/26/2029	C$	28,470	22,232	22,394	0.51
IT Services
Inovalon Holdings, Inc. (4)(5)(10)	L + 10.50% PIK	11.25%	11/24/2033		9,446	9,179	9,163	0.21
Software
Mandolin Technology Intermediate Holdings, Inc. (4)(5)(9)	L + 6.50%	7.00%	7/6/2029		3,550	3,494	3,485	0.08
Total Second Lien Debt						$65,184	$65,638	1.49%
Warrants
Software
Mermaid EquityCo L.P. - Class B Units (4)					4,551	$865	$8,965	0.20%
Total Warrants						$865	$8,965	0.20%

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity
Aerospace & Defense
Micross Topco, Inc. (4)				2,137,866	$4,767	$4,767	0.11%
Air Freight & Logistics
AGI Group Holdings LP - A2 Units (4)				902	902	971	0.02
Mode Holdings, L.P. - Class A-2 Common Units (4)				5,486,923	5,487	9,876	0.22
					6,389	10,847	0.24
Distributors
Box Co-Invest Blocker, LLC (4)				702,305	702	720	0.02
EIS Acquisition Holdings, LP - Class A Common Units (4)				6,292	3,358	7,776	0.18
					4,060	8,496	0.20
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests (4)				12,511,857	12,315	15,100	0.34
Deneb Ultimate Topco, LLC - Class A Units (4)				213	213	219	0.00
					12,528	15,319	0.34
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units (4)				8,419	7,140	7,140	0.16
Point Broadband Holdings, LLC - Class B Units (4)				448,614	1,279	1,279	0.03
					8,419	8,419	0.19
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units (4)				500	500	461	0.01
Health Care Providers & Services
AVE Holdings I Corp. (4)				625,944	607	607	0.01
Jayhawk Holdings, LP - A-1 Common Units (4)				2,201	392	627	0.01
Jayhawk Holdings, LP - A-2 Common Units (4)				1,185	211	338	0.01
					1,210	1,572	0.03
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest (4)				2,854,133	2,854	2,854	0.06
Professional Services
Guidehouse Holding Corp. - Preferred Equity (4)				15,440	15,133	16,058	0.36
OHCP V TC COI, LP. - LP Interest (4)				3,500,000	3,500	3,500	0.08
					18,633	19,558	0.44

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity (continued)
Software
Connatix Parent, LLC - Class L Common Units (4)				42,045	462	590	0.01
Expedition Holdco, LLC (4)				90,090	90	90	0.00
Lobos Parent, Inc. - Series A Preferred Shares (4)				1,545	1,506	1,560	0.04
Mandolin Technology Holdings, Inc. - Series A Preferred Shares (4)				3,550,000	3,444	3,692	0.08
Mermaid Equity Co. L.P. - Class A-2 Common Units (4)				14,849,355	14,849	42,765	0.96
					20,351	48,697	1.09
Specialty Retail
CustomInk, LLC - Series A Preferred Units (4)				384,520	5,200	6,272	0.14
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units (4)				27,536	2,909	2,628	0.06
Ncp Helix Holdings, LLC. - Preferred Shares (4)				369	372	372	0.01
					3,281	3,000	0.07
Total Equity Investments					$88,192	$130,262	2.92%
Total Investments - non-controlled/non-affiliated					$9,883,310	$9,988,563	225.28%
Investments - non-controlled/affiliated
Equity
Insurance
Blackstone Donegal Holdings LP - LP Interests (Westland Insurance Group LTD) (4)(5)(6)(15)					$33,069	$35,919	0.81%
Total Equity					$33,069	$35,919	0.81%
Total Investments - non-controlled/affiliated					$33,069	$35,919	0.81%
Total Investment Portfolio					$9,916,379	$10,024,482	226.09%
Cash and Cash Equivalents
Other Cash and Cash Equivalents					$140,929	$140,929	3.18%
Total Portfolio Investments, Cash and Cash Equivalents					$10,057,308	$10,165,411	229.27%

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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR"), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2022. Variable rate loans typically include an interest reference rate floor feature. As of March 31, 2022, 95.3% of the portfolio at fair value had a base rate floor above zero. For each such loan, the Company has provided the interest rate in effect on the date presented.
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

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)
(5)These debt investments are not pledged as collateral under any of the Company's credit facilities. For other debt investments that are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(6)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2022, non-qualifying assets represented 10.3% of total assets as calculated in accordance with regulatory requirements.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2023	$39,937	$—
ACI Group Holdings, Inc.	Revolver	8/2/2027	11,567	(116)
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	522	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	1,301	(26)
AI Altius Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	1,302	(13)
Albireo Energy, LLC	Delayed Draw Term Loan	6/23/2022	33,799	—
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	28	—
Amerivet Partners Management, Inc.	Delayed Draw Term Loan	2/25/2024	3,503	(35)
Amerivet Partners Management, Inc.	Revolver	2/25/2028	589	(12)
Armada Parent, Inc.	Delayed Draw Term Loan	10/29/2023	2,500	(25)
Armada Parent, Inc.	Revolver	10/29/2027	2,750	—
Ascend Buyer, LLC	Revolver	9/30/2027	1,617	—
AxiomSL Group, Inc.	Delayed Draw Term Loan	12/3/2027	2,949	(59)
AxiomSL Group, Inc.	Revolver	12/3/2025	3,221	(64)
Bazaarvoice, Inc.	Delayed Draw Term Loan	11/7/2022	35,614	—
Bazaarvoice, Inc.	Revolver	5/7/2026	28,662	—
Benefytt Technologies, Inc.	Delayed Draw Term Loan	8/12/2023	2,985	(30)
Cambium Learning Group, Inc.	Revolver	7/20/2028	43,592	—
Canadian Hospital Specialties Ltd.	Delayed Draw Term Loan	4/14/2023	5,354	—
Canadian Hospital Specialties Ltd.	Revolver	4/14/2027	3,159	—
Capstone Logistics, LLC	Delayed Draw Term Loan	11/12/2027	338	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	1,920	(19)
CFGI Holdings, LLC	Delayed Draw Term Loan	11/2/2027	1,200	(12)
CFGI Holdings, LLC	Revolver	11/2/2027	1,050	(21)
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	3,668	—
Clearview Buyer, Inc.	Revolver	2/26/2027	898	—
Community Brands ParentCo, LLC	Delayed Draw Term Loan	2/24/2024	588	(6)
Community Brands ParentCo, LLC	Revolver	2/24/2028	345	(7)
Confine Visual Bidco	Delayed Draw Term Loan	3/11/2024	3,418	(51)
Connatix Buyer, Inc.	Delayed Draw Term Loan	7/14/2023	10,900	(109)
Connatix Buyer, Inc.	Revolver	7/14/2027	5,431	—
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	1,331	—
CPI Buyer, LLC	Delayed Draw Term Loan	5/1/2023	8,747	—
CPI Buyer, LLC	Revolver	11/1/2026	3,214	(64)
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	27,409	—
Cumming Group, Inc.	Revolver	5/26/2027	10,805	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	3/12/2023	3,221	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2023	18,700	—
Episerver, Inc.	Revolver	4/9/2026	2,064	(26)
Experity, Inc.	Revolver	2/24/2028	1,495	(30)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2023	884	—

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt (continued)
Foundation Risk Partners Corp.	Revolver	10/29/2027	2,382	(36)
Frontline Road Safety, LLC - A	Delayed Draw Term Loan	5/3/2027	3,419	—
Frontline Road Safety, LLC - B	Delayed Draw Term Loan	5/3/2022	26,351	—
Galway Borrower, LLC	Delayed Draw Term Loan	9/30/2023	3,600	—
Galway Borrower, LLC	Revolver	9/30/2027	2,113	(42)
GCX Corporation Buyer, LLC	Delayed Draw Term Loan	9/13/2023	7,500	—
Genuine Cable Group, LLC	Delayed Draw Term Loan	4/1/2023	14,206	—
GI Consilio Parent, LLC	Revolver	5/14/2026	4,200	—
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/29/2023	4,000	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	1,080	—
Gigamon Inc.	Revolver	3/11/2028	437	(9)
Go Car Wash Management Corp.	Delayed Draw Term Loan	8/31/2023	8,028	—
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	2,144	—
GovernmentJobs.com, Inc.	Revolver	11/30/2027	677	(14)
GraphPAD Software, LLC	Delayed Draw Term Loan	4/27/2027	6,429	(64)
GraphPAD Software, LLC	Revolver	4/27/2027	2,124	—
Gruden Acquisition, Inc.	Delayed Draw Term Loan	7/1/2023	2,310	—
Gruden Acquisition, Inc.	Revolver	7/1/2026	2,775	—
Healthcomp Holding Company, LLC	Delayed Draw Term Loan	12/29/2023	28,515	—
Helix TS, LLC	Delayed Draw Term Loan	8/3/2023	12,736	—
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2023	6,210	(62)
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	740	—
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	19,469	—
High Street Buyer, Inc.	Revolver	4/16/2027	2,254	(45)
IG Investments Holdings, LLC	Revolver	9/22/2027	2,866	—
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	11,060	(138)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	12,762	—
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	2,731	—
Jones Deslauriers Insurance Management, Inc.	Delayed Draw Term Loan	3/27/2028	15,248	—
Kaufman Hall & Associates, LLC	Delayed Draw Term Loan	12/14/2023	4,960	(50)
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	661	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	2,121	(21)
KPSKY Acquisition, Inc.	Delayed Draw Term Loan	10/19/2023	1,188	—
L&S Mechanical Acquisition, LLC	Delayed Draw Term Loan	9/1/2022	4,088	—
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	15,684	—
Legacy Intermediate, LLC	Delayed Draw Term Loan	2/25/2023	2,000	(20)
Legacy Intermediate, LLC	Revolver	2/25/2028	958	(10)
Linquest Corp.	Delayed Draw Term Loan	1/27/2023	4,975	(50)
Mandolin Technology Intermediate Holdings, Inc.	Delayed Draw Term Loan	11/2/2027	1,200	(12)
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	12/23/2028	1,336	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2023	3,533	—
Material Holdings, LLC	Revolver	8/17/2027	1,201	—
Maverick Acquisition, Inc.	Delayed Draw Term Loan	6/1/2023	6,243	—
Medallia, Inc.	Delayed Draw Term Loan	10/29/2023	4,878	—
MHE Intermediate Holdings, LLC	Delayed Draw Term Loan	7/21/2023	170	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	257	—
Monk Holding Co.	Delayed Draw Term Loan	8/12/2023	2,230	—

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt (continued)
MRI Software, LLC	Revolver	2/10/2026	1,516	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	65,988	—
NDC Acquisition Corp.	Revolver	3/9/2027	3,425	—
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	3/1/2023	31,400	(471)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	12/1/2023	3,388	—
PGIS Intermediate Holdings, LLC	Delayed Draw Term Loan	10/16/2028	1,179	—
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	330	(3)
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	10/1/2023	39,309	(491)
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/30/2022	14,481	—
Profile Products, LLC	Delayed Draw Term Loan	11/12/2027	1,340	—
Profile Products, LLC	Revolver	11/12/2027	830	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	3/17/2023	16,623	—
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2023	5,917	—
R1 Holdings, LLC	Delayed Draw Term Loan	4/19/2022	8,886	—
Radwell International, LLC	Delayed Draw Term Loan	7/13/2023	9,740	—
Radwell International, LLC	Revolver	7/13/2027	11,458	—
Red River Technology, LLC	Delayed Draw Term Loan	5/26/2023	25,880	—
Relativity ODA, LLC	Revolver	5/12/2027	3,292	(49)
Relay Purchaser, LLC	Revolver	8/30/2026	7,143	(71)
Roadsafe Holdings, Inc.	Delayed Draw Term Loan	7/31/2023	4,240	—
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	6,452	(65)
Safety Borrower Holdings LP	Delayed Draw Term Loan	9/1/2022	932	—
Safety Borrower Holdings LP	Revolver	9/1/2027	280	—
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2023	33,600	—
Sam Holding Co, Inc.	Revolver	3/24/2027	6,000	(120)
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2022	718	—
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	396	—
SelectQuote, Inc.	Delayed Draw Term Loan	11/3/2022	16,067	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/8/2028	2,794	(28)
Sherlock Buyer Corp.	Revolver	12/8/2027	1,111	(22)
Smile Doctors, LLC	Delayed Draw Term Loan	12/21/2023	806	—
Smile Doctors, LLC	Revolver	12/21/2027	1,139	—
Snoopy Bidco, Inc.	Delayed Draw Term Loan	6/1/2023	86,000	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/18/2023	1,260	—
SpecialtyCare, Inc.	Revolver	6/18/2026	1,047	—
Spitfire Parent, Inc.	Delayed Draw Term Loan	9/4/2022	9,222	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	748	(7)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	282	—
Tailwind Colony Holding Corporation	Delayed Draw Term Loan	12/10/2022	3,752	—
TCFI AEVEX, LLC	Delayed Draw Term Loan	11/7/2022	30,445	(304)
Tennessee Bidco Limited - GBP	Delayed Draw Term Loan	8/3/2028	29,534	—
The Action Environmental Group, Inc.	Delayed Draw Term Loan	1/16/2026	29,158	—
The Fertility Partners, Inc.	Delayed Draw Term Loan	3/16/2024	694	(6)
The Fertility Partners, Inc.	Revolver	9/16/2027	278	(5)
The NPD Group L.P.	Revolver	12/1/2027	9,260	(63)
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2023	15,514	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	6,881	—

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2022 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt (continued)
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	12/21/2023	1,380	(14)
Triple Lift, Inc.	Revolver	5/6/2028	7,698	(154)
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	1/9/2023	7,101	(71)
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	6,886	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	11/18/2023	12,338	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	3,233	(48)
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	3,848	—
West Monroe Partners, LLC	Revolver	11/9/2027	1,155	—
Westland Insurance Group LTD	Delayed Draw Term Loan	7/5/2022	48,146	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	10,490	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	6,723	(67)
Total Unfunded Commitments			$1,258,359	$(3,357)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of March 31, 2022 was 0.50%.
(10)The interest rate floor on these investments as of March 31, 2022 was 0.75%.
(11)The interest rate floor on these investments as of March 31, 2022 was 1.00%.
(12)The interest rate floor on these investments as of March 31, 2022 was 1.25%.
(13)The interest rate floor on these investments as of March 31, 2022 was 1.50%.
(14)For unsettled positions the interest rate does not include the base rate.
(15)Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2022, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2022, the Company’s non-controlled/affiliated investments were as follows:

	Fair value as of December 31, 2021	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of March 31, 2022	Dividend and Interest Income
Non-controlled/Affiliated Investments
Blackstone Donegal Holdings LP	$35,683	$310	$—	$(74)	$35,919	$—
Total	$35,683	$310	$—	$(74)	$35,919	$—

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Corfin Holdings, Inc. (4)(11)	L + 6.00%	7.00%	12/27/2027	$271,375	$267,405	$270,697	6.09%
Linquest Corp. (4)(5)(7)(10)	L + 5.75%	6.50%	7/28/2028	17,456	17,082	17,057	0.38
MAG DS Corp. (11)	L + 5.50%	6.50%	4/1/2027	83,707	77,289	77,011	1.73
Maverick Acquisition, Inc. (4)(7)(11)	L + 6.00%	7.00%	6/1/2027	18,969	18,524	18,717	0.42
TCFI AEVEX, LLC (4)(7)(11)	L + 6.00%	7.00%	3/18/2026	112,572	110,659	101,424	2.28
					490,960	484,905	10.90
Air Freight & Logistics
AGI-CFI Holdings, Inc. (4)(10)	L + 5.50%	6.25%	6/11/2027	117,382	115,160	116,208	2.61
Livingston International, Inc. (4)(6)(10)	L + 5.50%	6.25%	4/30/2027	130,160	127,052	128,858	2.90
Mode Purchaser, Inc. (4)(11)	L + 6.25%	7.25%	12/9/2026	175,204	172,734	175,204	3.94
R1 Holdings, LLC (4)(7)(11)	L + 6.00%	7.00%	1/2/2026	60,540	59,948	60,540	1.36
RWL Holdings, LLC (4)(7)(10)	SOFR + 5.75%	6.50%	12/31/2028	24,315	23,768	23,764	0.53
SEKO Global Logistics Network, LLC (4)(5)(11)	E + 5.00%	6.00%	12/30/2026	€1,863	2,128	2,118	0.05
SEKO Global Logistics Network, LLC (4)(5)(7)(11)	L + 5.00%	6.00%	12/30/2026	5,064	4,985	5,052	0.11
					505,775	511,746	11.50
Building Products
Fencing Supply Group Acquisition, LLC (4)(5)(11)	L + 6.00%	7.00%	2/26/2027	52,717	52,010	52,453	1.18
Jacuzzi Brands, LLC (4)(11)	L + 6.50%	7.50%	2/25/2025	94,817	93,867	94,817	2.13
L&S Mechanical Acquisition, LLC (4)(5)(7)(10)	L + 5.75%	6.50%	9/1/2027	12,755	12,514	12,500	0.28
Latham Pool Products, Inc. (8)	L + 6.00%	6.10%	6/18/2025	62,223	61,448	62,560	1.41
Lindstrom, LLC (4)(11)	L + 6.25%	7.25%	4/7/2025	122,220	120,954	122,220	2.75
Windows Acquisition Holdings, Inc. (4)(5)(11)	L + 6.50%	7.50%	12/29/2026	55,418	54,488	55,418	1.25
					395,281	399,969	9.00
Chemicals
Polymer Additives, Inc. (8)	L + 6.00%	6.13%	7/31/2025	24,177	23,457	23,585	0.53
VDM Buyer, Inc. (4)(8)	L + 6.75%	6.89%	4/22/2025	€23,779	26,474	26,231	0.59
VDM Buyer, Inc. (4)(8)	L + 6.75%	6.88%	4/22/2025	62,449	61,761	60,575	1.36
					111,692	110,391	2.48

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies
Bazaarvoice, Inc. (4)(7)(8)	L + 5.75%	5.85%	5/7/2028	208,736	208,736	208,736	4.69
Java Buyer, Inc. (4)(7)(10)	L + 5.75%	6.50%	12/15/2027	4,019	3,891	3,891	0.09
JSS Holdings, Inc. (4)(10)	L + 6.00%	6.75%	12/17/2028	5,000	4,925	4,963	0.11
JSS Holdings, Inc. (4)(11)	L + 6.25%	7.25%	12/17/2028	288,815	285,148	286,649	6.45
Knowledge Pro Buyer, Inc. (4)(7)(10)	L + 5.75%	6.50%	12/10/2027	5,248	5,107	5,106	0.11
KPSKY Acquisition, Inc. (4)(7)(10)	L + 5.50%	6.25%	10/19/2028	21,914	21,477	21,476	0.48
The Action Environmental Group, Inc. (4)(7)(12)	L + 6.00%	7.25%	1/16/2026	117,131	114,946	113,473	2.55
Veregy Consolidated, Inc. (11)	L + 6.00%	7.00%	11/2/2027	21,099	20,610	21,152	0.48
					664,839	665,444	14.96
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(7)(11)	L + 5.00%	6.00%	12/31/2027	22,386	21,802	22,147	0.50
Containers & Packaging
Ascend Buyer, LLC (4)(7)(10)	L + 5.75%	6.50%	9/30/2028	19,400	18,995	18,980	0.43
Distributors
BP Purchaser, LLC (4)(10)	L + 5.50%	6.25%	12/10/2028	7,388	7,241	7,240	0.16
Bution Holdco 2, Inc. (4)(11)	L + 6.25%	7.25%	10/17/2025	74,059	73,123	73,503	1.65
Dana Kepner Company, LLC (4)(11)	L + 6.25%	7.25%	12/29/2026	63,945	62,880	64,104	1.44
Genuine Cable Group, LLC (4)(7)(10)	L + 5.75%	6.50%	11/2/2026	143,539	140,399	140,654	3.16
Marcone Yellowstone Buyer, Inc. (7)(10)	L + 5.50%	6.25%	12/23/2028	5,000	4,884	4,884	0.11
NDC Acquisition Corp. (4)(7)(11)	L + 5.75%	6.75%	3/9/2027	13,699	13,373	13,562	0.30
NDC Acquisition Corp. (4)(5)(7)(11) - Revolving Term Loan	L + 5.75%	6.75%	3/9/2027	214	133	180	0.00
Tailwind Colony Holding Corporation (4)(7)(11)	L + 7.50%	8.50%	11/13/2024	39,408	39,028	38,619	0.87
Unified Door & Hardware Group, LLC (4)(11)	L + 5.75%	6.75%	6/30/2025	95,336	93,908	94,860	2.13
					434,969	437,605	9.82
Diversified Consumer Services
Cambium Learning Group, Inc. (4)(7)(10)	L + 5.50%	6.25%	7/20/2028	315,160	312,049	315,160	7.09
Dreambox Learning Holding, LLC (4)(10)	L + 6.25%	7.00%	12/1/2027	7,087	6,937	6,945	0.16
Go Car Wash Management Corp. (4)(7)(11)	L + 5.75%	6.75%	12/31/2026	11,073	10,697	10,686	0.24
					329,683	332,791	7.49
Diversified Financial Services
Barbri Holdings, Inc. (4)(10)	L + 5.75%	6.50%	4/30/2028	60,563	59,349	59,957	1.35
SelectQuote, Inc. (4)(7)(10)	L + 5.00%	5.75%	11/5/2024	75,780	74,223	75,539	1.70
					133,572	135,496	3.05
Diversified Telecommunication Services
Point Broadband Acquisition, LLC (4)(7)(11)	L + 6.00%	7.00%	10/1/2028	87,231	84,655	84,559	1.90
Electric Utilities
Qualus Power Services Corp. (4)(7)(11)	L + 5.50%	6.50%	3/26/2027	32,126	31,352	31,745	0.71

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Electrical Equipment
Emergency Power Holdings, LLC (4)(5)(7)(11)	L + 5.50%	6.50%	8/17/2028	65,000		63,593	63,513	1.43
Radwell International, LLC (4)(6)(7)(10)	L + 5.50%	6.25%	7/13/2027	116,011		115,547	115,620	2.60
Shoals Holdings, LLC (4)(11)	L + 3.25%	4.25%	11/25/2026	84,359		82,607	84,781	1.91
						261,747	263,914	5.94
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(5)(7)(11)	L + 6.00%	7.00%	12/23/2026	110,153		108,127	108,195	2.43
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(11)	L + 7.50% (incl. 1.00% PIK)	8.50%	10/4/2024	48,391		47,597	47,544	1.07
Tetra Technologies, Inc. (4)(6)(11)	L + 6.25%	7.25%	9/10/2025	17,790		17,716	17,790	0.40
						65,314	65,333	1.47
Health Care Equipment & Supplies
CPI Buyer, LLC (4)(7)(10)	L + 5.50%	6.25%	11/1/2028	29,500		28,777	28,767	0.65
GCX Corporation Buyer, LLC (4)(5)(7)(10)	L + 5.50%	6.25%	9/13/2027	21,945		21,453	21,431	0.48
						50,230	50,198	1.13
Health Care Providers & Services
ACI Group Holdings, Inc. (4)(5)(7)(10)	L + 5.50%	6.25%	8/2/2028	109,290		106,643	107,682	2.42
ADCS Clinics Intermediate Holdings, LLC (4)(7)(11)	L + 6.25%	7.25%	5/7/2027	8,247		8,069	8,129	0.18
Canadian Hospital Specialties Ltd. (4)(5)(6)(7)(11)	L + 4.50%	5.50%	4/14/2028	C$	27,052	21,291	21,430	0.48
Canadian Hospital Specialties Ltd. (4)(5)(6)(7)(11) - Revolving Term Loan	C + 5.25%	6.25%	4/14/2028	C$	547	399	388	0.01
CCBlue Bidco, Inc. (4)(7)(10)	L + 6.25% (incl. 2.75% PIK)	7.00%	12/21/2028	9,728		9,515	9,514	0.21
Cross Country Healthcare, Inc. (4)(10)	L + 5.75%	6.50%	6/8/2027	29,545		29,010	29,250	0.66
DCA Investment Holdings, LLC (4)(7)(10)	L + 6.25%	7.00%	3/12/2027	24,471		24,128	24,203	0.54
Epoch Acquisition, Inc. (4)(11)	L + 6.75%	7.75%	10/4/2024	24,560		24,404	24,560	0.55
Healthcomp Holding Company, LLC (4)(5)(7)(11)	L + 5.75%	6.75%	10/27/2026	105,078		102,655	105,078	2.36
Jayhawk Buyer, LLC (4)(11)	L + 5.00%	6.00%	10/15/2026	154,227		151,312	152,685	3.43
Navigator Acquiror, Inc. (4)(7)(9)	L + 5.75%	6.25%	7/16/2027	201,924		200,061	200,915	4.52
Odyssey Holding Company, LLC (4)(11)	L + 5.75%	6.75%	11/16/2025	20,489		20,274	20,489	0.46
Onex Baltimore Buyer, Inc. (4)(7)(10)	L + 5.75%	6.50%	12/1/2027	28,977		28,368	28,364	0.64
Smile Doctors, LLC (4)(7)(10)	L + 5.75%	6.50%	12/1/2028	9,449		9,221	9,233	0.21
Snoopy Bidco, Inc. (4)(7)(10)	L + 6.00%	6.75%	6/1/2028	264,000		255,148	258,750	5.82
SpecialtyCare, Inc. (4)(5)(7)(11)	L + 5.75%	6.75%	6/18/2028	12,225		11,844	11,975	0.27
Stepping Stones Healthcare Services, LLC (4)(7)(10)	L + 5.75%	6.50%	1/2/2029	2,188		2,129	2,129	0.05
The GI Alliance Management, LLC (4)(11)	L + 6.25%	7.25%	11/4/2024	272,257		267,352	270,216	6.08
US Oral Surgery Management Holdco, LLC (4)(7)(10)	L + 5.50%	6.25%	11/18/2027	32,982		32,152	32,238	0.72

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
WHCG Purchaser III, Inc. (4)(5)(7)(10)	L + 5.75%	6.50%	6/22/2028		46,608	45,438	45,352	1.02
						1,349,412	1,362,579	30.63
Health Care Technology
Edifecs, Inc. (4)(11)	L + 7.00%	8.00%	9/21/2026		221,397	217,041	228,039	5.13
Edifecs, Inc. (4)(10)	L + 5.50%	6.25%	9/21/2026		13,703	13,437	13,428	0.30
GI Ranger Intermediate, LLC (4)(7)(10)	L + 6.00%	6.75%	10/29/2028		13,080	12,782	12,774	0.29
NMC Crimson Holdings, Inc. (4)(7)(10)	L + 6.00%	6.75%	3/1/2028		71,173	68,879	69,279	1.56
Project Ruby Ultimate Parent Corp. (10)	L + 3.25%	4.00%	3/3/2028		8,547	8,509	8,549	0.19
						320,649	332,069	7.47
Insurance
Alera Group, Inc. (4)(7)(10)	L + 5.50%	6.25%	9/30/2028		3,713	3,678	3,676	0.08
Benefytt Technologies, Inc. (4)(7)(10)	L + 6.00%	6.75%	8/12/2027		10,500	10,276	10,260	0.23
Foundation Risk Partners Corp. (4)(7)(10)	L + 5.75%	6.50%	10/29/2028		24,286	23,881	23,891	0.54
Galway Borrower, LLC (4)(5)(7)(10)	L + 5.25%	6.00%	9/24/2028		24,059	22,882	22,993	0.52
High Street Buyer, Inc. (4)(5)(7)(10)	L + 6.00%	6.75%	4/14/2028		49,854	48,869	48,741	1.10
Integrity Marketing Acquisition, LLC (4)(5)(7)(10)	L + 5.50%	6.25%	8/27/2025		113,724	112,245	113,109	2.54
Integrity Marketing Acquisition, LLC (4)(5)(11)	L + 5.75%	6.75%	8/27/2025		19,879	19,640	19,829	0.45
Jones Deslauriers Insurance Management, Inc. (5)(6)(7)(10)	C + 4.25%	5.00%	3/28/2028	C$	68,239	53,248	53,799	1.21
PGIS Intermediate Holdings, LLC (4)(5)(7)(10)	L + 5.50%	6.25%	10/14/2028		3,373	3,288	3,290	0.07
SG Acquisition, Inc. (4)(9)	L + 5.00%	5.50%	1/27/2027		110,586	109,152	110,309	2.48
Tennessee Bidco Limited (4)(5)(6)(8)	L + 7.00%	7.15%	8/3/2028		63,529	61,854	61,623	1.39
Tennessee Bidco Limited (4)(5)(6)(7)(8)	S + 7.00%	7.05%	8/3/2028		£25,848	33,898	33,663	0.76
Westland Insurance Group LTD (4)(5)(6)(11)	L + 7.00%	8.00%	1/5/2027		42,483	39,257	41,315	0.93
Westland Insurance Group LTD (4)(5)(6)(7)(11)	C + 7.00%	8.00%	1/5/2027	C$	96,704	68,874	74,348	1.67
						611,042	620,848	13.97
Interactive Media & Services
Bungie, Inc. (4)(11)	L + 6.25%	7.25%	8/28/2024		47,200	46,824	47,200	1.06
Internet & Direct Marketing Retail
Donuts, Inc. (4)(11)	L + 6.00%	7.00%	12/29/2026		325,760	320,336	324,131	7.29
IT Services
AI Altius Bidco, Inc. (4)(5)(7)(10)	L + 5.50%	6.25%	12/13/2028		6,218	6,074	6,060	0.14
Inovalon Holdings, Inc. (4)(7)(10)	L + 5.75%	6.50%	11/24/2028		103,533	100,841	100,806	2.27
Razor Holdco, LLC (4)(10)	L + 5.75%	6.50%	10/25/2027		47,800	46,874	46,844	1.05
Red River Technology, LLC (4)(7)(11)	L + 6.00%	7.00%	5/26/2027		81,604	80,264	78,951	1.78
Turing Holdco, Inc. (4)(5)(6)(8)	L + 6.00%	6.13%	8/3/2028		8,437	8,192	8,184	0.18
Turing Holdco, Inc. (4)(5)(6)(7)(8)	L + 6.00%	6.00%	8/3/2028		€10,880	12,062	11,860	0.27
						254,306	252,705	5.69

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Machinery
MHE Intermediate Holdings, LLC (4)(5)(7)(11)	L + 5.75%	6.75%	7/21/2027	3,304	3,236	3,233	0.07
Marine
Armada Parent, Inc. (4)(7)(10)	L + 5.75%	6.50%	10/29/2027	25,250	24,682	24,665	0.55
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc. (4)(6)(13)	L + 6.25%	7.75%	11/26/2024	150,862	149,549	150,862	3.39
Paper & Forest Products
Profile Products, LLC (4)(7)(10)	L + 5.50%	6.25%	11/12/2027	6,075	5,925	5,922	0.13
Professional Services
ALKU, LLC (4)(10)	L + 5.25%	6.00%	3/1/2028	79,643	78,914	79,245	1.78
ASP Endeavor Acquisition, LLC (4)(5)(9)	L + 6.50%	7.00%	5/3/2027	13,905	13,625	13,766	0.31
BPPH2 Limited (4)(5)(6)(8)	L + 6.75%	6.92%	3/2/2028	£26,300	35,487	35,978	0.81
CFGI Holdings, LLC (4)(7)(10)	L + 5.25%	6.00%	11/1/2027	7,675	7,494	7,489	0.17
Clearview Buyer, Inc. (4)(5)(7)(10)	L + 5.25%	6.00%	8/26/2027	17,339	16,969	16,947	0.38
Guidehouse, Inc. (4)(5)(7)(10)	L + 5.50%	6.25%	10/16/2028	346,154	342,793	342,692	7.71
HIG Orca Acquisition Holdings, Inc. (4)(5)(7)(11)	L + 6.00%	7.00%	8/17/2027	33,523	32,833	32,761	0.74
IG Investments Holdings, LLC (4)(5)(7)(10)	L + 6.00%	6.75%	9/22/2028	47,676	46,726	47,375	1.07
Kaufman Hall & Associates, LLC (4)(7)(10)	L + 5.50%	6.25%	12/14/2028	19,500	19,063	19,060	0.43
Material Holdings, LLC (4)(5)(7)(10)	L + 5.75%	6.50%	8/19/2027	27,416	26,873	26,838	0.60
Sherlock Buyer Corp. (4)(7)(8)	L + 5.75%	5.75%	12/8/2028	8,638	8,417	8,415	0.19
Titan Investment Company, Inc. (4)(5)(8)	L + 5.75%	5.96%	3/20/2027	42,460	40,729	42,672	0.96
Trinity Air Consultants Holdings Corp. (4)(7)(10)	L + 5.25%	6.00%	6/29/2027	69,311	67,797	67,656	1.52
Trinity Partners Holdings, LLC (4)(7)(10)	L + 5.75%	6.50%	12/21/2028	4,658	4,551	4,551	0.10
West Monroe Partners, LLC (4)(7)(10)	L + 5.50%	6.25%	11/8/2028	15,009	14,715	14,709	0.33
					756,987	760,154	17.10
Real Estate Management & Development
Cumming Group, Inc. (4)(7)(11)	L + 6.00%	7.00%	5/26/2027	55,072	53,548	54,820	1.23
Progress Residential PM Holdings, LLC (4)(7)(10)	L + 6.25%	7.00%	2/16/2028	70,324	68,756	71,027	1.60
					122,304	125,846	2.83
Road & Rail
Gruden Acquisition, Inc. (4)(5)(7)(11)	L + 5.25%	6.25%	7/1/2028	26,198	25,482	25,429	0.57

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Software
AxiomSL Group, Inc. (4)(7)(11)	L + 6.00%	7.00%	12/3/2027	42,545	41,669	41,571	0.93
Connatix Buyer, Inc. (4)(5)(7)(10)	L + 6.00%	6.75%	7/14/2027	37,718	36,822	36,746	0.83
Diligent Corporation (4)(11)	L + 5.75%	6.75%	8/4/2025	59,550	58,861	59,103	1.33
Episerver, Inc. (4)(5)(7)(11)	L + 5.50%	6.50%	4/9/2026	9,742	9,587	9,565	0.22
Experity, Inc. (4)(5)(7)(10)	L + 5.50%	6.25%	7/22/2027	8,527	8,352	8,338	0.19
GovernmentJobs.com, Inc. (4)(7)(10)	L + 5.50%	6.25%	12/1/2028	5,000	4,866	4,865	0.11
GraphPAD Software, LLC (4)(7)(11)	L + 5.50%	6.50%	4/27/2027	26,853	26,453	26,488	0.60
LD Lower Holdings, Inc. (4)(7)(11)	L + 6.50%	7.50%	2/8/2026	93,400	91,866	92,466	2.08
Mandolin Technology Intermediate Holdings, Inc. (4)(5)(7)(9)	L + 3.75%	4.25%	7/6/2028	8,700	8,566	8,558	0.19
Medallia, Inc. (4)(10)	L + 6.75% PIK	7.50%	10/29/2028	296,542	290,819	290,611	6.53
Monk Holding Co. (4)(7)(10)	L + 5.75%	6.50%	12/1/2027	4,889	4,743	4,744	0.11
MRI Software, LLC (5)(7)(11)	L + 5.50%	6.50%	2/10/2026	28,117	27,946	28,094	0.63
Nintex Topco Limited (4)(6)(10)	L + 5.75%	6.50%	11/13/2028	34,475	33,799	33,786	0.76
Relativity ODA, LLC (4)(7)(11)	L + 7.50% PIK	8.50%	5/12/2027	19,323	18,842	18,984	0.43
Relay Purchaser, LLC (4)(5)(7)(10)	L + 6.00%	6.75%	8/30/2028	50,000	48,982	49,304	1.11
Spitfire Parent, Inc. (4)(5)(11)	L + 5.50%	6.50%	3/11/2027	€10,448	12,406	11,762	0.26
Spitfire Parent, Inc. (4)(7)(11)	L + 5.50%	6.50%	3/11/2027	70,933	69,574	70,131	1.58
Stamps.com, Inc. (4)(10)	L + 5.75%	6.50%	10/5/2028	290,278	284,671	284,473	6.40
The NPD Group L.P. (4)(7)(10)	L + 6.00%	6.75%	11/9/2028	122,600	119,670	119,633	2.69
Triple Lift, Inc. (4)(7)(10)	L + 5.75%	6.50%	5/6/2028	48,755	47,732	48,114	1.08
					1,246,226	1,247,334	28.06
Specialty Retail
CustomInk, LLC (4)(11)	L + 6.21%	7.21%	5/3/2026	163,594	161,686	161,549	3.63
Technology Hardware, Storage & Peripherals
Lytx, Inc. (4)(11)	L + 6.75%	7.75%	2/28/2026	85,320	84,355	84,893	1.91
Trading Companies & Distributors
Porcelain Acquisition Corp. (4)(7)(11)	L + 6.00%	7.00%	4/30/2027	47,556	45,729	45,822	1.03
The Cook & Boardman Group, LLC (11)	L + 5.75%	6.75%	10/17/2025	49,712	49,421	48,494	1.09
					95,150	94,316	2.12

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Transportation Infrastructure
Capstone Logistics, LLC (7)(11)	L + 4.75%	5.75%	11/12/2027		5,615	5,575	5,628	0.13
Frontline Road Safety, LLC (4)(7)(10)	L + 5.75%	6.50%	5/3/2027		91,070	89,451	87,970	1.98
Helix TS, LLC (4)(7)(10)	L + 5.75%	6.50%	8/4/2027		36,193	35,514	35,469	0.80
Roadsafe Holdings, Inc. (4)(7)(11)	L + 5.75%	6.75%	10/19/2027		43,200	42,356	42,697	0.96
Safety Borrower Holdings LP (4)(5)(7)(11)	L + 5.75%	6.75%	9/1/2027		4,195	4,147	4,145	0.09
Sam Holding Co, Inc. (4)(7)(11)	L + 5.50%	6.50%	9/24/2027		38,305	37,372	37,323	0.84
Spireon, Inc. (4)(11)	L + 6.50%	7.50%	10/4/2024		22,733	22,601	22,733	0.51
TRP Infrastructure Services, LLC (4)(7)(11)	L + 5.50%	6.50%	7/9/2027		39,684	38,889	38,820	0.87
						275,905	274,783	6.18
Total First Lien Debt						$9,563,051	$9,621,939	216.36%
Second Lien Debt
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(11)	L + 8.75%	9.75%	12/31/2028		$7,517	$7,369	$7,517	0.17%
Health Care Providers & Services
Canadian Hospital Specialties Ltd. (4)(5)(6)(8)	8.75%	8.75%	4/15/2029	C$	10,533	8,274	8,318	0.19
Jayhawk Buyer, LLC (4)(11)	L + 8.75%	9.75%	10/15/2027		5,183	5,089	5,118	0.12
						13,363	13,437	0.31
Industrial Conglomerates
Victory Buyer, LLC (4)(9)	L + 7.00%	7.50%	11/19/2028		9,619	9,523	9,523	0.21
Insurance
Jones Deslauriers Insurance Management, Inc. (5)(6)(7)(9)	C + 7.50%	8.00%	3/26/2029	C$	25,495	19,778	20,295	0.46
IT Services
Inovalon Holdings, Inc. (4)(5)(10)	L + 10.50% PIK	11.25%	11/24/2033		9,182	8,909	8,907	0.20
Software
Mandolin Technology Intermediate Holdings, Inc. (4)(5)(9)	L + 6.50%	7.00%	7/6/2029		3,550	3,503	3,497	0.08
Total Second Lien Debt						$62,445	$63,175	1.43%
Warrants
Software
Mermaid EquityCo L.P. - Class B Units (4)					$4,551	$865	$7,645	0.17%
Total Warrants						$865	$7,645	0.17%
Equity
Aerospace & Defense
Corfin Holdco, Inc. - Common Stock (4)					2,137,866	$4,767	$9,535	0.21%

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity (continued)
Air Freight & Logistics
AGI Group Holdings LP - A2 Units (4)				902	902	971	0.02
Mode Holdings, L.P. - Class A-2 Common Units (4)				5,486,923	5,487	9,876	0.22
					6,389	10,847	0.24
Distributors
Box Co-Invest Blocker, LLC (4)				702,305	702	702	0.02
EIS Acquisition Holdings, LP - Class A Common Units (4)				6,292	3,358	6,764	0.15
					4,061	7,466	0.17
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests (4)				12,511,857	12,315	14,480	0.33
Deneb Ultimate Topco, LLC - Class A Units (4)				213	213	213	0.00
					12,528	14,693	0.33
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units (4)				6,930	5,877	5,877	0.13
Point Broadband Holdings, LLC - Class B Units (4)				369,255	1,053	1,052	0.02
					6,930	6,930	0.15
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units (4)				500	500	500	0.01
Health Care Providers & Services
Jayhawk Holdings, LP - A-1 Common Units (4)				2,201	392	579	0.01
Jayhawk Holdings, LP - A-2 Common Units (4)				1,185	211	312	0.01
					603	890	0.02
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest (4)				2,854,133	2,854	2,854	0.06
Professional Services
Guidehouse Holding Corp. - Preferred Equity (4)				15,440	15,133	15,789	0.36
OHCP V TC COI, LP. - LP Interest (4)				3,500,000	3,500	3,500	0.08
					18,633	19,289	0.44
Software
Connatix Parent, LLC - Class L Common Units (4)				42,045	462	462	0.01
Lobos Parent, Inc. - Series A Preferred Shares (4)				1,545	1,506	1,518	0.03
Mandolin Technology Holdings, Inc.- Series A Preferred Shares (4)				3,550	3,444	3,602	0.08
Mermaid Equity Co. L.P. - Class A-2 Common Units (4)				14,849,355	14,849	39,054	0.88
					20,261	44,637	1.00

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity (continued)
Specialty Retail
CustomInk, LLC - Series A Preferred Units (4)				384,520	5,200	6,272	0.14
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units (4)				27,536	2,909	2,628	0.06
Ncp Helix Holdings, LLC. - Preferred Shares (4)				369	372	397	0.01
					3,281	3,025	0.07
Total Equity Investments					$86,006	$126,937	2.84%
Total Investments - non-controlled/non-affiliated					$9,712,367	$9,819,696	220.80%
Investments - non-controlled/affiliated
Equity
Insurance
Blackstone Donegal Holdings LP - LP Interests (Westland Insurance Group LTD) (4)(5)(6)(14)					$32,759	$35,683	0.80%
Total Equity					$32,759	$35,683	0.80%
Total Investments - non-controlled/affiliated					$32,759	$35,683	0.80%
Total Investment Portfolio					$9,745,126	$9,855,379	221.59%
Cash and Cash Equivalents
Other Cash and Cash Equivalents					$102,879	$102,879	2.31%
Total Portfolio Investments, Cash and Cash Equivalents					$9,848,004	$9,958,258	223.90%
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are denominated in dollars. All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either L, CDOR or C, SONIA or S, Euribor or E, SOFR, or an alternate base rate (commonly based on the F or the P), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2021. Variable rate loans typically include an interest reference rate floor feature. As of December 31, 2021, 93.9% of the debt portfolio at fair value had an interest rate floor above zero.
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
(9)The interest rate floor on these investments as of December 31, 2021 was 0.50%.
(10)The interest rate floor on these investments as of December 31, 2021 was 0.75%.
(11)The interest rate floor on these investments as of December 31, 2021 was 1.00%.
(12)The interest rate floor on these investments as of December 31, 2021 was 1.25%..
(13)The interest rate floor on these investments as of December 31, 2021 was 1.50%.
(14)Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2021, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2021, the Company’s non-controlled/affiliated investments were as follows:

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

On October 31, 2018, the Company began its initial period of closing on capital commitments ("Initial Closing Period") which ended on October 31, 2020. The Company commenced its loan origination and investment activities on November 20, 2018, the date of receipt of the initial drawdown from investors in the Private Offering (the "Initial Drawdown Date"). On September 8, 2021, the Company closed on its final outstanding Capital Commitments.
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

The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of the consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2022. All intercompany balances and transactions have been eliminated.
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

As of March 31, 2022, the Company's consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”), BGSL Big Sky Funding LLC ("Big Sky Funding") and BGSL Investments LLC ("BGSL Investments").
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
The Company is required to report its investments for which current market values are not readily available at fair value. The Company values its investments in accordance with ASC 820, Fair Value Measurements (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs.  Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See “– Note 5. Fair Value Measurements.”
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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of March 31, 2022 and December 31, 2021, the Company had $75.0 million and $142.9 million, respectively, of receivables for investments sold. As of March 31, 2022 and December 31, 2021, the Company had $50.2 million and $36.2 million, respectively, of payables for investments purchased.
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

Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums.  Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method.  The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three months ended March 31, 2022 and 2021, the Company recorded $1.0 million and

$18.4 million, respectively, in non-recurring income (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions.  PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity.  Such income is included in payment-in-kind interest income in the Consolidated Statements of Operations.  If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status.  When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income.  To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three months ended March 31, 2022 and 2021, the Company recorded PIK income of $8.7 million and $1.9 million, respectively.
Dividend Income
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. For the three months ended March 31, 2022 and 2021, the Company recorded dividend income of $5.9 million and $0.0 million, respectively.
Fee Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies.  Such fees are recognized as income when earned or the services are rendered. For the three months ended March 31, 2022 and 2021, the Company recorded fee income of $0.0 million and $0.8 million, respectively.
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
For the three months ended March 31, 2022 and 2021, the Company incurred $1.4 million and $(0.3) million, respectively, of U.S. federal excise tax.
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
Base Management Fee
Since the completion of the IPO, the management fee pursuant to the Investment Advisory Agreement has been payable quarterly in arrears at an annual rate of 1.0% of the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. For purposes of the Investment Advisory Agreement, gross assets means the Company’s total assets determined on a consolidated basis in accordance with U.S. GAAP, excluding undrawn commitments but including assets purchased with borrowed amounts. The management fee was calculated for the quarter ended December 31, 2021 at a weighted rate calculated based on the fee rates applicable before and after the consummation of the IPO based on the number of days in the calendar quarter before and after the consummation of the IPO.
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
For the three months ended March 31, 2022 and 2021, base management fees were $25.6 million and $11.7 million, respectively, of which $6.4 million and $0.0 million, respectively, were waived. As of March 31, 2022 and December 31, 2021, $19.2 million and $17.8 million, respectively, was payable to the Adviser relating to management fees.

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

Since the IPO, the Company has paid the Adviser an income based incentive fee based on its aggregate pre-incentive fee net investment income, as adjusted as described above, from the calendar quarter then ending (including the quarter in which the IPO is consummated) and the eleven preceding calendar quarters (including the quarters prior to the consummation of the IPO) (such period, the “Trailing Twelve Quarters”).

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

These calculations are prorated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. As the consummation of the IPO occurred on a date other than the first day of a calendar quarter, the income based incentive fee with respect to the Company’s pre-incentive fee net investment income was calculated for such calendar quarter at a weighted rate calculated based on the fee rates applicable before and after the consummation of the IPO based on the number of days in such calendar quarter before and after the consummation of the IPO. In no event will the amendments to the income based incentive fee include the incentive fee cap and allow the Adviser to receive greater cumulative income based incentive fees under the Investment Advisory Agreement than it would have under the prior investment advisory agreement. Amounts waived by the Adviser are not subject to recoupment by the Adviser.
(ii) Capital gains based incentive fee:
Since the completion of the IPO, the second part of the incentive fee, a capital gains incentive fee, has been determined and payable in arrears as of the end of each calendar year in an amount equal to 17.5% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees as calculated in accordance with U.S. GAAP.
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
For the three months ended March 31, 2022 and 2021, the Company accrued income based incentive fees of $21.3 million and $14.3 million, respectively, of which $3.0 million and $0.0 million, respectively, were waived. As of March 31, 2022 and December 31, 2021, $18.2 million and $19.8 million, respectively, was payable to the Adviser for income based incentive fees.

For the three months ended March 31, 2022 and 2021, the Company accrued capital gains incentive fees of $0.7 million and $5.4 million, respectively. As of March 31, 2022 and December 31, 2021, the Company had accrued capital gains incentive fees of $18.1 million and $17.4 million, respectively, none of which was payable on such date under the Investment Advisory Agreement.
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
For providing these services, the Company will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, information technology, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three months ended March 31, 2022 and 2021.
For the three months ended March 31, 2022 and 2021, the Company incurred $0.8 million and $0.5 million, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statements of Operations. As of March 31, 2022 and December 31, 2021, $0.7 million and $1.1 million, respectively, was unpaid and included in "due to affiliates" in the Consolidated Statements of Assets and Liabilities.
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
The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's commencement of operations:

For the Quarters Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
December 31, 2018	$1,696	$(1,696)	$—
March 31, 2019	570	(570)	—
Total	$2,266	$(2,266)	$—
As of March 31, 2022 and 2021, there were no unreimbursed Expense Payments remaining.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$9,729,069	$9,783,698	97.60%	$9,563,051	$9,621,939	97.63%
Second lien debt	65,184	65,638	0.65	62,445	63,175	0.64
Equity investments	122,126	175,146	1.75	119,630	170,265	1.73
Total	$9,916,379	$10,024,482	100.00%	$9,745,126	$9,855,379	100.00%

The industry composition of investments at fair value was as follows:

	March 31, 2022	December 31, 2021
Aerospace & Defense	4.84%	5.02%
Air Freight & Logistics	5.25	5.30
Building Products	3.36	4.06
Chemicals	1.10	1.12
Commercial Services & Supplies	6.85	6.75
Construction & Engineering	0.30	0.30
Containers & Packaging	0.19	0.19
Distributors	4.68	4.52
Diversified Consumer Services	3.51	3.53
Diversified Financial Services	1.35	1.37
Diversified Telecommunication Services	0.93	0.93
Electrical Equipment	2.57	2.68
Electronic Equipment, Instruments & Components	1.05	1.10
Electric Utilities	0.32	0.32
Energy Equipment & Services	0.66	0.66
Health Care Equipment & Supplies	0.50	0.51
Health Care Providers & Services	14.09	13.97
Health Care Technology	3.34	3.37
Industrial Conglomerates	0.09	0.10
Insurance	6.98	6.87
Interactive Media & Services	0.48	0.48
Internet & Direct Marketing Retail	3.24	3.29
IT Services	2.65	2.68
Machinery	0.03	0.03
Marine	0.24	0.25
Oil, Gas & Consumable Fuels	1.50	1.53
Paper & Forest Products	0.06	0.06
Professional Services	8.24	7.91
Real Estate Management & Development	1.25	1.28
Road & Rail	0.27	0.26
Software	13.89	13.22
Specialty Retail	1.67	1.70
Technology Hardware, Storage & Peripherals	0.84	0.86
Trading Companies & Distributors	1.03	0.96
Transportation Infrastructure	2.65	2.82
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$9,370,535	$9,466,895	94.44%	213.51%
Canada	493,676	506,329	5.05	11.42
Europe	52,168	51,258	0.51	1.16
Total	$9,916,379	$10,024,482	100.00%	226.09%

	December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$9,214,101	$9,311,386	94.48%	209.36%
Canada	481,348	494,037	5.01	11.11
Germany	49,677	49,956	0.51	1.12
Total	$9,745,126	$9,855,379	100.00%	221.59%

As of March 31, 2022 and December 31, 2021, no loans in the portfolio were on non-accrual status.

As of March 31, 2022 and December 31, 2021, on a fair value basis, approximately 99.9% and 99.9%, respectively, of our performing debt investments bore interest at a floating rate and approximately 0.1% and 0.1%, respectively, of our performing debt investments bore interest at a fixed rate.
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
The following table presents the fair value hierarchy of financial instruments:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$241,885	$9,541,813	$9,783,698
Second lien debt	—	22,395	43,243	65,638
Equity investments	—	—	175,146	175,146
Total	$—	$264,280	$9,760,202	$10,024,482

	December 31, 2021
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$333,755	$9,288,184	$9,621,939
Second lien debt	—	20,295	42,880	63,175
Equity investments	—	—	170,265	170,265
Total	$—	$354,050	$9,501,329	$9,855,379
The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended March 31, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$9,288,184	$42,880	$170,265	$9,501,329
Purchases of investments	253,310	265	7,264	260,839
Proceeds from principal repayments and sales of investments	(35,031)	—	(10,687)	(45,718)
Accretion of discount/amortization of premium	9,212	19	—	9,231
Net realized gain (loss)	(62)	—	5,920	5,858
Net change in unrealized appreciation (depreciation)	428	79	2,384	2,891
Transfers into Level 3 (1)	25,772	—	—	25,772
Transfers out of Level 3 (1)	—	—	—	—
Fair value, end of period	$9,541,813	$43,243	$175,146	$9,760,202
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2022 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$18	$81	$7,152	$7,251

	Three Months Ended March 31, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$4,728,478	$24,003	$32,844	$4,785,325
Purchases of investments	925,693	19,859	25,644	971,196
Proceeds from principal repayments and sales of investments	(379,750)	(17,900)	—	(397,650)
Accretion of discount/amortization of premium	14,916	363	—	15,279
Net realized gain (loss)	623	—	—	623
Net change in unrealized appreciation (depreciation)	22,999	263	1,404	24,666
Transfers into Level 3 (1)	123,759	—	—	123,759
Transfers out of Level 3 (1)	(102,011)	—	—	(102,011)
Fair value, end of period	$5,334,707	$26,588	$59,892	$5,421,187
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2021 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$29,466	$800	$1,403	$31,669
(1)For the three months ended March 31, 2022 and 2021, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$9,188,923	Yield analysis	Discount rate	5.30%	11.67%	8.37%
	352,890	Market quotations	Broker quoted price	98.00	101.00	99.84
	9,541,813
Investments in second lien debt	43,243	Yield analysis	Discount rate	8.87%	12.91%	10.50%
Investments in warrant	8,965	Option pricing model	Expected volatility	25.00%	25.00%	25.00%
Investments in equity	129,163	Market approach	Performance multiple	7.50x	31.28x	13.03x
	4,597	Option pricing model	Expected volatility	49.00%	49.00%	49.00%
	32,421	Yield analysis	Discount rate	10.86%	12.37%	11.83%
	166,181
Total	$9,760,202

	December 31, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$9,112,573	Yield analysis	Discount rate	4.68%	9.99%	7.52%
	175,611	Market quotations	Broker quoted price	99.75	100.50	99.93
	9,288,184
Investments in second lien debt	42,880	Yield analysis	Discount rate	8.15%	13.04%	10.02%
Investments in warrant	7,645	Option pricing model	Expected volatility	25.00%	25.00%	25.00%
Investments in equity	120,301	Market approach	Performance multiple	7.25x	31.28x	12.67x
	11,152	Option pricing model	Expected volatility	30.00%	49.00%	37.19%
	31,167	Yield analysis	Discount rate	10.89%	12.19%	11.81%
	162,620
Total	$9,501,329

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
Financial Instruments Not Carried at Fair Value
Debt

The fair value of the Company’s credit facilities, which would be categorized as Level 3 within the fair value hierarchy, as of March 31, 2022 and December 31, 2021, approximates their carrying value as the credit facilities have variable interest based on selected short term rates.

The fair value of the Company’s 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes (as defined in Note 6), which would be categorized as Level 2 within the fair value hierarchy, as of March 31, 2022 was $402.4 million, $785.1 million, $651.0 million, $577.6 million and $564.7 million, respectively, based on vendor pricing received by the Company. As of December 31, 2021, the fair value of the Company’s 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes was $412.5 million, $835.4 million, $700.6 million, $633.1 million and $634.2 million, respectively.

Other

The carrying amounts of the Company’s other assets and liabilities approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
Note 6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2022 and December 31, 2021, the Company’s asset coverage was 178.1% and 180.2%, respectively.
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
As of March 31, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.
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
Breckenridge Funding Facility
On December 21, 2018, Breckenridge Funding, the Company’s wholly owned subsidiary that holds primarily syndicated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended on June 11, 2019, August 2, 2019, September 27, 2019, April 13, 2020, October 5, 2021 and February 28, 2022, and as further amended from time to time, the “Breckenridge Funding Facility”) with BNP Paribas (“BNP”). BNP serves as administrative agent, Wells Fargo Bank, National Association serves as collateral agent and the Company serves as servicer under the Breckenridge Funding Facility.
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
As of March 31, 2022, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

Unsecured Notes
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

As of March 31, 2022, the Company was in compliance with all covenants and other requirements of the Unsecured Notes.

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
The Company’s outstanding debt obligations were as follows:

	March 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility(3)	$400,000	$360,367	$360,367	$39,633	$39,633
Breckenridge Funding Facility	825,000	590,780	590,780	234,220	234,220
Big Sky Funding Facility	500,000	499,606	499,606	394	394
Revolving Credit Facility(4)	1,325,000	1,029,780	1,029,780	295,220	295,220
2023 Notes(5)	400,000	400,000	397,233	—	—
2026 Notes(5)	800,000	800,000	793,203	—	—
New 2026 Notes(5)	700,000	700,000	692,105	—	—
2027 Notes(5)	650,000	650,000	636,561	—	—
2028 Notes(5)	650,000	650,000	637,787	—	—
Total	$6,250,000	$5,680,533	$5,637,422	$569,467	$569,467

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility(3)	$400,000	$361,007	$361,007	$38,993	$38,993
Breckenridge Funding Facility	825,000	568,680	568,680	256,320	256,320
Big Sky Funding Facility	500,000	499,606	499,606	394	394
Revolving Credit Facility(4)	1,325,000	915,035	915,035	409,965	271,585
2023 Notes(5)	400,000	400,000	396,702	—	—
2026 Notes(5)	800,000	800,000	792,757	—	—
New 2026 Notes(5)	700,000	700,000	691,662	—	—
2027 Notes(5)	650,000	650,000	635,860	—	—
2028 Notes(5)	650,000	650,000	637,324	—	—
Total	$6,250,000	$5,544,328	$5,498,633	$705,672	$567,292
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2022, the Company had borrowings denominated in Euros (EUR) of 23.2 million. As of December 31, 2021, the Company had borrowings denominated in Euros (EUR) of 23.3 million.
(4)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2022, the Company had borrowings denominated in Canadian Dollars (CAD), Euros (EUR) and British Pounds (GBP) of 270.0 million, 19.6 million and 51.8 million, respectively. As of December 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD), Euros (EUR) and British Pounds (GBP) of 256.3 million, 18.6 million and 49.8 million, respectively.
(5)The carrying value of the Company's 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes is presented net of unamortized debt issuance costs of $2.8 million, $6.8 million, $7.9 million, $13.4 million and $12.2 million, respectively, as of March 31, 2022. The carrying value of the Company's 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes is presented net of unamortized debt issuance costs of $3.3 million, $7.2 million, $8.3 million, $14.1 million and $12.7 million, respectively, as of December 31, 2021.
As of March 31, 2022 and December 31, 2021, $14.1 million and $38.6 million, respectively, of interest expense and $0.3 million and $0.5 million, respectively, of unused commitment fees were included in interest payable. For the three months ended March 31, 2022 and 2021, the weighted average interest rate on all borrowings outstanding was 2.79% and 3.05% (including unused fees and accretion of net discounts on unsecured debt), respectively, and the average principal debt outstanding was $5,622.0 million and $2,680.7 million, respectively.
The components of interest expense were as follows:

	Three Months Ended March 31,
	2022	2021
Borrowing interest expense	$36,496	$18,763
Facility unused fees	384	811
Amortization of financing costs and debt issuance costs	1,139	677
Accretion of original issue discount	2,282	895
Total Interest Expense	$40,301	$21,146
Cash paid for interest expense	$61,442	$15,190

Note 7. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2022 and December 31, 2021, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $1,258.4 million and $1,407.3 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle's allocation may change prior to the date of funding. In this regard, as of March 31, 2022 and December 31, 2021, the Company estimates that $429.9 million and $290.5 million, respectively, of investments that were committed but not yet funded.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2022 and December 31, 2021, management is not aware of any pending or threatened material litigation.
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
Distributions
The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2022 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
October 18, 2021	January 18, 2022	May 13, 2022	$0.1000	$16,927	(1)
October 18, 2021	March 16, 2022	May 13, 2022	0.1500	25,454	(1)
February 23, 2022	March 31, 2022	May 13, 2022	0.5300	89,937
Total distributions			$0.7800	$132,318
(1)Represents a special distribution.

On October 18, 2021, the Board also declared the following special distributions:

Record Date	Payment Date	Per Share Amount
May 16, 2022	August 12, 2022	$0.20
July 18, 2022	November 14, 2022	0.20
Total distributions		$0.40

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
The following table summarizes the amounts received and shares issued to shareholders who have not opted out of the Company's DRIP during the three months ended March 31, 2022 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 30, 2022	$11,469	417,379
Total distributions	$11,469	417,379
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

The Company 10b5-1 Plan commenced on November 26, 2021 and will terminate upon the earliest to occur of (i) 12-months from its commencement (tolled for periods during which the Company 10b5-1 Plan is suspended), (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the Company 10b5-1 Plan equals approximately $262 million (representing the net proceeds from the IPO) and (iii) the occurrence of certain other events described in the Company 10b5-1 Plan. For the three months ended March 31, 2022, the Company did not repurchase any of its shares under the Share Repurchase Plan.

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

•prior to March 1, 2022, a shareholder was not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber 90% of the common shares held by such shareholder prior to the IPO (and any DRIP shares received with respect to such common shares);

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

Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2022	2021
Net increase (decrease) in net assets resulting from operations	$107,240	$111,767
Weighted average shares outstanding (basic and diluted)	169,556,923	129,967,204
Earnings (loss) per common share (basic and diluted)	$0.63	$0.86

Note 10. Financial Highlights
The following are the financial highlights for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Per Share Data:
Net asset value, beginning of period	$26.27	$25.20
Net investment income (1)	0.61	0.58
Net unrealized and realized gain (loss) (2)	0.03	0.28
Net increase (decrease) in net assets resulting from operations	0.64	0.86
Distributions declared (3)	(0.78)	(0.50)
Total increase (decrease) in net assets	(0.14)	0.36
Net asset value, end of period	$26.13	$25.56
Shares outstanding, end of period	169,691,412	130,105,225
Total return based on NAV (4)	2.44%	3.41%
Total return based on market value (5)	(15.67)%	N/A
Ratios:
Ratio of net expenses to average net assets (6)	7.39%	6.58%
Ratio of net investment income to average net assets (6)	9.15%	9.12%
Portfolio turnover rate	1.34%	10.90%
Supplemental Data:
Net assets, end of period	$4,433,870	$3,325,703
Asset coverage ratio	178.1%	212.0%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the three months ended March 31, 2022 and 2021, the amount shown does not correspond with the aggregate amount for the period as it includes a $(0.01) and $0.00 impact, respectively, from the effect of the timing of capital transactions.
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
(6)Amounts are annualized except for expense support amounts relating to organizational costs. For the three months ended March 31, 2022 and 2021 the ratio of total operating expenses to average net assets was 8.23% and 6.58%, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser which represented (0.84)% and 0.00%, respectively, of average net assets.
Note 11. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements.  There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of March 31, 2022, except as discussed below.

On May 2, 2022, the Board declared a distribution of $0.53 per share, which is payable on August 12, 2022 to shareholders of record as of June 30, 2022.

Effective May 2, 2022, the Board appointed Michelle Greene to the Board and as a member of the Board’s Audit Committee, Nominating and Governance Committee, and Compensation Committee. Ms. Greene’s appointment brings the total number of trustees on the Board to seven, five of whom are not “interested persons” of the Company as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended.

Effective May 3, 2022, in light of new responsibilities and time commitments within Blackstone Credit, Daniel H. Smith, Jr. resigned from his position as a trustee of the Company. Mr. Smith’s resignation was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “Item 1. Financial Statements.”  This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A of and elsewhere in this Form 10-Q.
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
On December 12, 2018, we entered into an Expense Support Agreement with the Adviser. The Expense Support Agreement provides that, at such times as the Adviser determines, the Adviser may pay certain Expense Payments on behalf of us, provided that no portion of the payment will be used to pay any of our interest expense. Such Expense Payment must be made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from the Adviser to pay such expense, and/or by an offset against amounts due from us to the Adviser or its affiliates. Following any calendar quarter in which Available Operating Funds (as defined in the Expense Support Agreement) exceed Excess Operating Funds, we shall pay Reimbursement Payments to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter have been reimbursed. The amount of the Reimbursement Payment for any calendar quarter shall equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser. The Expense Support Agreement provides additional restrictions on the amount of each Reimbursement Payment for any calendar quarter. The Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, so that such Reimbursement Payment may be reimbursable in a future calendar quarter. As of March 31, 2022 there were no unreimbursed Expense Payments remaining.
Portfolio and Investment Activity
For the three months ended March 31, 2022, we acquired $334.2 million aggregate principal amount of investments (including $52.8 million of unfunded commitments), $310.0 million of which was first lien debt, $14.0 million of which was unsecured debt, $7.3 million of which was equity and $3.0 million of which was second lien debt.
For the three months ended March 31, 2021, we acquired $1,220.4 million aggregate principal amount of investments (including $231.2 million of unfunded commitments), $1,136.3 million of which was first lien debt, $20.9 million of which was unsecured debt, $31.9 million of which was equity and $31.3 million of which was second lien debt.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended March 31,
	2022	2021
Investments:
Total investments, beginning of period	$9,745,126	$5,575,482
New investments purchased	277,733	1,097,111
Payment-in-kind interest capitalized	10,690	1,883
Net accretion of discount on investments	10,590	21,143
Net realized gain (loss) on investments	5,382	4,634
Investments sold or repaid	(133,142)	(637,037)
Total investments, end of period	$9,916,379	$6,063,216
Amount of investments funded at principal:
First lien debt investments	$257,183	$1,070,714
Second lien debt investments	2,976	28,995
Unsecured debt	14,023	20,942
Equity investments	7,264	31,870
Total	$281,446	$1,152,521
Proceeds from investments sold or repaid:
First lien debt investments	$(108,920)	$(590,883)
Second lien debt investments	—	(32,998)
Unsecured debt	(13,535)	(13,156)
Equity investments	(10,687)	—
Total	$(133,142)	$(637,037)
Number of portfolio companies	152	89
Weighted average yield of new investment commitments	7.00%	7.28%
Weighted average yield on investments fully sold or paid down	6.77%	7.41%
Weighted average yield on debt and income producing investments, at cost(1)	7.26%	7.65%
Weighted average yield on debt and income producing investments, at fair value(1)	7.22%	7.60%
Average loan to value (LTV)(3)	44.3%	44.2%
Percentage of debt investments bearing a floating rate	99.9%	99.9%
Percentage of debt investments bearing a fixed rate	0.1%	0.1%
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
(2)As of March 31, 2022 and 2021, the weighted average total portfolio yield at cost was 7.17% and 7.57%, respectively. The weighted average total portfolio yield at fair value was 7.09% and 7.52%, respectively.
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
As of March 31, 2022, our portfolio companies had a weighted average annual revenue of $472 million and weighted average annual EBITDA of $128 million. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

Our investments consisted of the following (dollar amounts in thousands):

	March 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$9,729,069	$9,783,698	97.60%	$9,563,051	$9,621,939	97.63%
Second lien debt	65,184	65,638	0.65	62,445	63,175	0.64
Equity investments	122,126	175,146	1.75	119,630	170,265	1.73
Total	$9,916,379	$10,024,482	100.00%	$9,745,126	$9,855,379	100.00%

As of March 31, 2022 and December 31, 2021, no loans in the portfolio were on non-accrual status.

As of March 31, 2022 and December 31, 2021, on a fair value basis, approximately 99.9% and 99.9%, respectively, of our performing debt investments bore interest at a floating rate and approximately 0.1% and 0.1%, respectively, of our performing debt investments bore interest at a fixed rate.
Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Total investment income	$185,597	$130,710
Net expenses	81,508	55,073
Net investment income before excise tax	104,089	75,637
Excise tax expense	1,386	(282)
Net investment income after excise tax	102,703	75,919
Net unrealized appreciation (depreciation)	(1,412)	32,052
Net realized gain (loss)	5,949	3,796
Net increase (decrease) in net assets resulting from operations	$107,240	$111,767
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Interest income	$170,989	$127,950
Payment-in-kind interest income	8,686	1,917
Dividend income	5,908	—
Fee income	14	843
Total investment income	$185,597	$130,710
Total investment income increased to $185.6 million for the three months ended March 31, 2022 from $130.7 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments partially offset by lower weighted average yield on our investments and lower prepayment related income. The size of our investment portfolio at fair value increased to $10,024.5 million at March 31, 2022 from $6,105.4 million at March 31, 2021. Additionally, for the three months ended March 31, 2022, we accrued $1.0 million of non-recurring income (e.g. prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts) as compared to $18.4 million for the same period in the prior year. For the three months ended March 31, 2022 and 2021, payment-in-kind income represented 4.7% and 1.5% of investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
As the impact of COVID-19 persists, it could cause operational and/or liquidity issues at our portfolio companies which could restrict their ability to make cash interest payments. Additionally, we may experience full or partial losses on our investments which may ultimately reduce our investment income in future periods.
Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Interest expense	$40,301	$21,146
Management fees	25,636	11,677
Income based incentive fee	21,284	14,347
Capital gains incentive fee	681	5,377
Professional fees	707	586
Board of Trustees' fees	181	131
Administrative service expenses	840	492
Other general and administrative	1,327	1,317
Excise tax expense	1,386	(282)
Total expenses (including excise tax expense)	92,343	54,791
Management fees waived	(6,409)	—
Incentive fees waived	(3,040)	—
Net expenses (including excise tax expense)	$82,894	$54,791
Interest Expense
Total interest expense (including unused fees and other debt financing expenses), increased to $40.3 million for the three months ended March 31, 2022 from $21.1 million for the same period in the prior year primarily driven by increased borrowings under our credit facilities and our unsecured bond issuances. The average principal debt outstanding increased to $5,622.0 million for the three months ended March 31, 2022 from $2,680.7 million for the same period in the prior year, partially offset by a decrease in our weighted average interest rate to 2.79% for the three months ended March 31, 2022 from 3.05% for the same period in the prior year.
Management Fees
Management fees increased to $25.6 million for the three months ended March 31, 2022 from $11.7 million for the same period in the prior year primarily due to an increase in gross assets. The Adviser voluntarily waived management fees following the IPO such that the management fee will remain at 0.75% for a period of two years following the IPO (versus the contractual rate of 1.00%), which resulted in waivers of $6.4 million and $0.0 million for the three months ended March 31, 2022 and 2021, respectively. Our total gross assets increased to $10,331.0 million at March 31, 2022 from $6,504.4 million at March 31, 2021.
Income Based Incentive Fees
Income based incentive fees increased to $21.3 million for the three months ended March 31, 2022 from $14.3 million for the same period in the prior year primarily due to our deployment of capital. The Adviser voluntarily waived incentive fees following the IPO such that the fee will remain at 15.0% for a period of two years following the IPO (versus the contractual rate of 17.5%), which resulted in waivers of $3.0 million and $0.0 million for the three months ended March 31, 2022 and 2021, respectively. Pre-incentive fee net investment income increased to $121.6 million for the three months ended March 31, 2022 from $95.6 million for the same period in the prior year.

Capital Gains Based Incentive Fees
We accrued capital gains incentive fees of $0.7 million for the three months ended March 31, 2022 compared to $5.4 million for the same period in the prior year, primarily due to lower net realized and unrealized gains for the three months ended March 31, 2022 than for the same period in the prior year. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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
Total other expenses increased to $3.1 million for the three months ended March 31, 2022 from $2.5 million for the same period in the prior year primarily driven by an increase in our administrative service expenses which was attributable to servicing a growing investment portfolio.
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
For the three months ended March 31, 2022 and 2021, we incurred $1.4 million and $(0.3) million, respectively, of U.S. federal excise tax.
Net Unrealized Gain (Loss)
Net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Net unrealized gain (loss) on investments	$(2,147)	$32,766
Net unrealized gain (loss) on translation of assets and liabilities in foreign currencies	735	(714)
Net unrealized gain (loss)	$(1,412)	$32,052

For the three months ended March 31, 2022, the net unrealized loss was primarily driven by an decrease in the fair value of our debt investments during the period. The fair value of our debt investments as a percentage of principal decreased by 0.1% as compared to a 0.3% increase in fair value of our debt investments for the same period in prior year. The unrealized gains during the three months ended March 31, 2021 were partially driven by a continued recovery from the COVID-19 pandemic as credit spreads tightened and the private and syndicated leverage loan markets have significantly rebounded from the March 2020 lows.

Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Net realized gain (loss) on investments	$5,382	$4,634
Net realized gain (loss) on translation of assets and liabilities in foreign currencies	567	(838)
Net realized gain (loss)	$5,949	$3,796
For the three months ended March 31, 2022 and 2021, we generated realized gains of $6.2 million and $5.0 million, respectively, partially offset by realized losses of $0.8 million and $0.4 million respectively, primarily from full or partial sales of our debt investments.
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
As of both March 31, 2022 and December 31, 2021, we had four revolving credit facilities outstanding and we had five issuances of unsecured bonds outstanding. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2022 and December 31, 2021, we had an aggregate amount of $5,680.5 million and $5,544.3 million of senior securities outstanding and our asset coverage ratio was 178.1% and 180.2%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of March 31, 2022, taken together with our $569.5 million of available capacity under our credit facilities (subject to borrowing base availability) is expected to be sufficient for our investing activities and to conduct our operations in the near term. Additionally, we held $264.3 million of Level 2 debt investments as of March 31, 2022, which could provide additional liquidity if necessary. A continued disruption in the financial markets caused by the COVID-19 outbreak or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we have recently obtained. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of March 31, 2022, we had $140.9 million in cash and cash equivalents. During the three months ended March 31, 2022, cash used in operating activities was $19.2 million, primarily as a result of funding portfolio investments of $277.7 million; partially offset by proceeds from sale of investments of $133.1 million. Cash provided by financing activities was $57.2 million during the period, which was primarily as a result of net borrowings on our credit facilities and our unsecured debt issuances of $136.9 million; partially offset by dividends paid in cash of $78.2 million.
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
Distributions and Dividend Reinvestment

The following table summarizes our distributions declared and payable for the three months ended March 31, 2022 (dollar amounts in thousands, except share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
October 18, 2021	January 18, 2022	May 13, 2022	$0.1000	$16,927	(1)
October 18, 2021	March 16, 2022	May 13, 2022	0.1500	25,454	(1)
February 23, 2022	March 31, 2022	May 13, 2022	0.5300	89,937
Total distributions			$0.7800	$132,318
(1)Represents a special distribution.
On October 18, 2021, the Board also declared the following special distributions:

Record Date	Payment Date	Per Share Amount
May 16, 2022	August 12, 2022	$0.20
July 18, 2022	November 14, 2022	0.20
Total distributions		$0.40
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

The following table summarizes the amounts received and shares issued to shareholders who have not opted out of our dividend reinvestment plan during the three months ended March 31, 2022 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 30, 2022	$11,469	417,379
Total distributions	$11,469	417,379

The following table summarizes the amounts received and shares issued to shareholders who have not opted out of our dividend reinvestment plan during the three months ended March 31, 2021 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 29, 2021	$11,179	443,639
Total distributions	$11,179	443,639
Share Repurchase Plan
On October 18, 2021, the Board approved a share repurchase plan (the “Company 10b5-1 Plan”) to acquire up to approximately $262 million (representing the net proceeds from the IPO) in the aggregate of the Company’s common shares at prices below net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company put the 10b5-1 Plan in place because it believes that, in the current market conditions, if its common shares are trading below its then-current net asset value per share, it is in the best interest of the Company’s shareholders for the Company to reinvest in its portfolio. For the three months ended March 31, 2022, the Company did not repurchase any of its shares under the Share Repurchase Plan.

Borrowings
Our outstanding debt obligations were as follows (dollar amounts in thousands):

	March 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility(3)	$400,000	$360,367	$360,367	$39,633	$39,633
Breckenridge Funding Facility	825,000	590,780	590,780	234,220	234,220
Big Sky Funding Facility	500,000	499,606	499,606	394	394
Revolving Credit Facility(4)	1,325,000	1,029,780	1,029,780	295,220	295,220
2023 Notes(5)	400,000	400,000	397,233	—	—
2026 Notes(5)	800,000	800,000	793,203	—	—
New 2026 Notes(5)	700,000	700,000	692,105	—	—
2027 Notes(5)	650,000	650,000	636,561	—	—
2028 Notes(5)	650,000	650,000	637,787	—	—
Total	$6,250,000	$5,680,533	$5,637,422	$569,467	$569,467

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility(3)	$400,000	$361,007	$361,007	$38,993	$38,993
Breckenridge Funding Facility	825,000	568,680	568,680	256,320	256,320
Big Sky Funding Facility	500,000	499,606	499,606	394	394
Revolving Credit Facility(4)	1,325,000	915,035	915,035	409,965	271,585
2023 Notes(5)	400,000	400,000	396,702	—	—
2026 Notes(5)	800,000	800,000	792,757	—	—
New 2026 Notes(5)	700,000	700,000	691,662	—	—
2027 Notes(5)	650,000	650,000	635,860	—	—
2028 Notes(5)	650,000	650,000	637,324	—	—
Total	$6,250,000	$5,544,328	$5,498,633	$705,672	$567,292

(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2022, the Company had borrowings denominated in Euros (EUR) of 23.2 million. As of December 31, 2021, the Company had borrowings denominated in Euros (EUR) of 23.3 million.
(4)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2022, the Company had borrowings denominated in Canadian Dollars (CAD), Euros (EUR) and British Pounds (GBP) of 270.0 million, 19.6 million and 51.8 million, respectively. As of December 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD), Euros (EUR) and British Pounds (GBP) of 256.3 million, 18.6 million and 49.8 million, respectively.
(5)The carrying value of the Company's 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes is presented net of unamortized debt issuance costs of $2.8 million, $6.8 million, $7.9 million, $13.4 million and $12.2 million, respectively, as of March 31, 2022. The carrying value of the Company's 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes is presented net of unamortized debt issuance costs of $3.3 million, $7.2 million, $8.3 million, $14.1 million and $12.7 million, respectively, as of December 31, 2021.
For additional information on our debt obligations see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 6. Borrowings."
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2022 and December 31, 2021, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $1,258.4 million and $1,407.3 million, respectively.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2022, management is not aware of any pending or threatened litigation.

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
COVID-19 Update
The impact of the COVID-19 pandemic has rapidly evolved around the globe, causing disruption in the U.S. and global economies. Although the global economy continued reopening in early 2022 and robust economic activity has supported a continued recovery, certain geographies, most notably China, have experienced setbacks.
The uncertainty surrounding the COVID-19 pandemic, including uncertainty regarding new variants of COVID-19 that have emerged and other factors have and may continue to contribute to significant volatility in the global markets. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.
Critical Accounting Estimates
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022, and elsewhere in our filings with the SEC. There have been no material changes in our critical accounting policies and practices.

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
Interest Rate Risk
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure shareholders that a significant change in market interest rates will not have a material adverse effect on our net investment income. In March 2022, the Federal Reserve raised interest rates by 0.25%, the first increase since December 2018, and most recently, in May 2022, raised interest rates by 0.50% and indicated that it would raise rates at each of the remaining meetings in 2022.
As of March 31, 2022, 99.9% of our debt investments at fair value were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$296,805	$(74,495)	$222,310
Up 200 basis points	196,876	(49,663)	147,213
Up 100 basis points	96,947	(24,832)	72,115
Down 100 basis points	(4,511)	23,877	19,366
Down 200 basis points	(4,511)	23,877	19,366
(1)Excludes the impact of income based incentive fees. See Note 3 to our consolidated financial statements for the three months ended March 31, 2022 for more information on the income based incentive fees.

Inflation and Supply Chain Risk
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of acceleration in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies profit margins.

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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

Blackstone Secured Lending Fund

Date:	May 12, 2022	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer

Date:	May 12, 2022	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer
Chief Financial Officer