Form 10-Q
period 2022-06-30
Blackstone Secured Lending Fund
filed 2022-08-11
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒
The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of August 9, 2022 was 165,285,728.

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
•general economic, logistical and political trends and other external factors, including the current novel coronavirus ("COVID-19") pandemic, related COVID-19 variants, inflation and recent supply chain and labor market disruptions;
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
•our use of financial leverage;
•our business prospects and the prospects of our portfolio companies, including our and their ability to effectively respond to challenges posed by the COVID-19 pandemic;
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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2021 as updated by the Company's periodic filings with the Securities and Exchange Commission. These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “1934 Act”).

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Blackstone Secured Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $9,987,135 and $9,712,367 at June 30, 2022 and December 31, 2021, respectively)	$10,048,170	$9,819,696
Non-controlled/affiliated investments (cost of $34,005 and $32,759 at June 30, 2022 and December 31, 2021, respectively)	36,732	35,683
Total investments at fair value (cost of $10,021,140 and $9,745,126 at June 30, 2022 and December 31, 2021, respectively)	10,084,902	9,855,379
Cash and cash equivalents	168,648	102,879
Interest receivable from non controlled/non affiliated investments	71,625	62,659
Deferred financing costs	17,602	13,552
Receivable for investments sold	39,906	142,878
Other assets	—	194
Total assets	$10,382,683	$10,177,541
LIABILITIES
Debt (net of unamortized debt issuance costs of $40,500 and $45,695 at June 30, 2022 and December 31, 2021, respectively)	$5,788,193	$5,498,633
Payable for investments purchased	11,700	36,217
Due to affiliates	11,388	8,248
Management fees payable (Note 3)	19,419	17,812
Income based incentive fees payable (Note 3)	17,897	19,809
Capital gains incentive fees payable (Note 3)	14,218	17,389
Interest payable	40,935	39,144
Distribution payable (Note 8)	123,164	89,715
Accrued expenses and other liabilities	696	3,095
Total liabilities	6,027,610	5,730,062
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, $0.001 par value (unlimited shares authorized; 168,243,901 and 169,274,033 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	168	169
Additional paid in capital	4,221,371	4,245,125
Distributable earnings (loss)	133,534	202,185
Total net assets	4,355,073	4,447,479
Total liabilities and net assets	$10,382,683	$10,177,541
NET ASSET VALUE PER SHARE	$25.89	$26.27
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$174,855	$130,774	$345,844	$258,724
Payment in-kind interest income	10,808	362	19,494	2,279
Dividend income	—	—	5,908	—
Fee income	1,328	3,961	1,342	4,804
Total investment income	186,991	135,097	372,588	265,807
Expenses:
Interest expense	45,084	27,167	85,385	48,313
Management fees (Note 3)	25,892	13,272	51,528	24,949
Income based incentive fees (Note 3)	20,880	13,800	42,164	28,146
Capital gains incentive fees (Note 3)	(3,851)	6,793	(3,170)	12,171
Professional fees	1,058	654	1,765	1,242
Board of Trustees' fees	209	144	390	275
Administrative service expenses (Note 3)	349	630	1,189	1,122
Other general and administrative	1,560	1,228	2,887	2,545
Total expenses	91,181	63,688	182,138	118,763
Management fees waived (Note 3)	(6,473)	—	(12,882)	—
Incentive fees waived (Note 3)	(2,983)	—	(6,023)	—
Net expenses	81,725	63,688	163,233	118,763
Net investment income before excise tax	105,266	71,409	209,355	147,044
Excise tax expense	—	—	1,386	(282)
Net investment income after excise tax	105,266	71,409	207,969	147,326
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(27,521)	39,977	(29,594)	74,089
Non-controlled/affiliated investments	(123)	1,854	(197)	508
Translation of assets and liabilities in foreign currencies	(333)	112	402	(602)
Net unrealized appreciation (depreciation)	(27,977)	41,943	(29,389)	73,995
Realized gain (loss):
Non-controlled/non-affiliated investments	2,478	3,682	7,860	8,316
Foreign currency transactions	(176)	(339)	391	(1,175)
Net realized gain (loss)	2,302	3,343	8,251	7,141
Net realized and unrealized gain (loss)	(25,675)	45,286	(21,138)	81,136
Net increase (decrease) in net assets resulting from operations	$79,591	$116,695	$186,831	$228,462
Net investment income per share (basic and diluted)	$0.62	$0.53	$1.23	$1.12
Earnings per share (basic and diluted)	$0.47	$0.87	$1.10	$1.73
Weighted average shares outstanding (basic and diluted)	169,426,422	133,789,760	169,489,006	131,889,042
Distributions declared and payable per share	$0.73	$0.50	$1.51	$1.00
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, March 31, 2022	$170	$4,256,593	$177,107	$4,433,870
Reinvestment of dividends	—	16,501	—	16,501
Net investment income	—	—	105,266	105,266
Net realized gain (loss) on investments	—	—	2,302	2,302
Net change in unrealized appreciation (depreciation) on investments	—	—	(27,977)	(27,977)
Dividends declared and payable from net investment income	—	—	(123,164)	(123,164)
Repurchases	(2)	(51,723)	—	(51,725)
Balance, June 30, 2022	$168	$4,221,371	$133,534	$4,355,073

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2021	$169	$4,245,125	$202,185	$4,447,479
Reinvestment of dividends	1	27,969	—	27,970
Net investment income	—	—	207,969	207,969
Net realized gain (loss) on investments	—	—	8,251	8,251
Net change in unrealized appreciation (depreciation) on investments	—	—	(29,389)	(29,389)
Dividends declared and payable from net investment income	—	—	(255,482)	(255,482)
Repurchases	(2)	(51,723)	—	(51,725)
Balance, June 30, 2022	$168	$4,221,371	$133,534	$4,355,073

The accompanying notes are an integral part of these consolidated financial statements.

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, March 31, 2021	$130	$3,243,741	$81,832	$3,325,703
Issuance of common shares	14	356,991	—	357,005
Reinvestment of dividends	—	8,674	—	8,674
Net investment income	—	—	71,409	71,409
Net realized gain (loss) on investments	—	—	3,343	3,343
Net change in unrealized appreciation (depreciation) on investments	—	—	41,943	41,943
Dividends declared and payable from net investment income	—	—	(66,975)	(66,975)
Balance, June 30, 2021	$144	$3,609,406	$131,552	$3,741,102

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2020	$130	$3,232,562	$35,117	$3,267,809
Issuance of common shares	14	356,991	—	357,005
Reinvestment of dividends	—	19,853	—	19,853
Net investment income	—	—	147,326	147,326
Net realized gain (loss) on investments	—	—	7,141	7,141
Net change in unrealized appreciation (depreciation) on investments	—	—	73,995	73,995
Dividends declared and payable from net investment income	—	—	(132,027)	(132,027)
Balance, June 30, 2021	$144	$3,609,406	$131,552	$3,741,102
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$186,831	$228,462
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	29,791	(74,597)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(402)	602
Net realized (gain) loss on investments	(7,860)	(8,316)
Payment-in-kind interest capitalized	(20,551)	(2,558)
Net accretion of discount and amortization of premium	(20,669)	(30,824)
Amortization of deferred financing costs	1,705	1,051
Amortization of debt issuance costs	5,193	2,474
Purchases of investments	(574,076)	(2,592,570)
Proceeds from sale of investments and principal repayments	347,142	939,438
Changes in operating assets and liabilities:
Interest receivable	(8,966)	(13,601)
Receivable for investments sold	102,972	46,858
Other assets	194	120
Payable for investments purchased	(24,517)	(45,574)
Due to affiliates	4,459	(597)
Management fee payable	1,607	2,995
Income based incentive fee payable	(1,912)	(1,462)
Capital gains incentive fee payable	(3,171)	12,171
Interest payable	1,791	20,781
Accrued expenses and other liabilities	(2,399)	(401)
Net cash provided by (used in) operating activities	17,162	(1,515,548)
Cash flows from financing activities:
Borrowings on debt	516,748	2,236,851
Repayments on debt	(215,068)	(979,659)
Deferred financing costs paid	(5,755)	(3,737)
Debt issuance costs paid	—	(993)
Deferred offering costs paid on issuance of common shares	(1,531)	—
Dividends paid in cash	(194,062)	(131,836)
Proceeds from issuance of common shares	—	358,624
Repurchased shares	(51,725)	—
Net cash provided by (used in) financing activities	48,607	1,479,250
Net increase (decrease) in cash and cash equivalents	65,769	(36,298)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(52)
Cash and cash equivalents, beginning of period	102,879	217,993
Cash and cash equivalents, end of period	$168,648	$181,643

	Six Months Ended June 30,
	2022	2021

Supplemental information and non-cash activities:
Interest paid during the period	$76,306	$24,512
Subscription receivable	$—	$1,808
Distribution payable	$123,164	$66,976
Reinvestment of distributions during the period	$27,970	$19,853
Non-cash deferred financing costs activity	$—	$(64)
Accrued but unpaid debt issuance costs	$—	$190
Excise taxes paid	$4,106	$131
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amounts/Units	Cost (3)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Corfin Holdings, Inc. (4)(11)	L + 5.75%	8.00%	2/5/2026	$200,388	$197,983	$199,887	4.59%
Corfin Holdings, Inc. (4)(11)	L + 5.75%	7.32%	2/5/2026	69,581	68,513	69,407	1.59
Linquest Corp. (4)(5)(7)(10)	L + 5.75%	6.50%	7/28/2028	9,888	9,640	9,615	0.22
MAG DS Corp. (11)	L + 5.50%	7.75%	4/1/2027	81,758	76,081	75,217	1.73
Maverick Acquisition, Inc. (4)(7)(11)	L + 6.00%	8.25%	6/1/2027	18,887	18,506	17,975	0.41
TCFI AEVEX, LLC (4)(7)(11)	L + 6.00%	7.00%	3/18/2026	111,943	110,274	92,049	2.11
					480,997	464,149	10.66
Air Freight & Logistics
AGI-CFI Holdings, Inc. (4)(10)	L + 5.50%	6.75%	6/11/2027	96,884	95,217	95,915	2.20
Livingston International, Inc. (4)(6)(10)	L + 5.50%	7.75%	4/30/2027	129,506	126,728	128,211	2.94
Mode Purchaser, Inc. (4)(11)	SOFR + 6.25%	7.25%	12/9/2026	174,313	172,101	174,313	4.00
Mode Purchaser, Inc. (4)(11)	SOFR + 6.25%	7.25%	2/5/2029	4,975	4,881	4,975	0.11
R1 Holdings, LLC (4)(7)(11)	L + 6.00%	7.00%	1/2/2026	60,245	59,729	60,245	1.38
Redwood Services Group, LLC (4)(10)	SOFR + 6.00%	6.75%	6/15/2029	2,476	2,431	2,451	0.06
RWL Holdings, LLC (4)(7)(10)	SOFR + 5.75%	7.95%	12/31/2028	24,254	23,747	23,947	0.55
SEKO Global Logistics Network, LLC (4)(5)(11)	E + 5.00%	6.00%	12/30/2026	€1,863	2,131	1,947	0.04
SEKO Global Logistics Network, LLC (4)(5)(7)(11)	L + 5.00%	6.67%	12/30/2026	5,530	5,459	5,518	0.13
					492,424	497,521	11.42
Building Products
Fencing Supply Group Acquisition, LLC (4)(5)(11)	L + 6.00%	7.00%	2/26/2027	52,452	51,841	52,452	1.20
Jacuzzi Brands, LLC (4)(10)	SOFR + 6.00%	8.05%	2/25/2025	94,817	94,016	94,817	2.18
L&S Mechanical Acquisition, LLC (4)(5)(7)(10)	L + 5.75%	8.00%	9/1/2027	12,691	12,472	12,183	0.28
Lindstrom, LLC (4)(11)	L + 6.25%	7.31%	4/7/2025	122,502	121,418	122,502	2.81
Windows Acquisition Holdings, Inc. (4)(5)(11)	L + 6.50%	8.75%	12/29/2026	53,729	52,924	53,729	1.23
					332,671	335,684	7.71
Chemicals
Polymer Additives, Inc. (8)	L + 6.00%	7.24%	7/31/2025	24,052	23,435	23,181	0.53
VDM Buyer, Inc. (4)(11)	E + 6.75%	7.99%	4/22/2025	€23,597	26,313	24,422	0.56
VDM Buyer, Inc. (4)(11)	L + 6.75%	7.94%	4/22/2025	62,129	61,547	61,507	1.41
					111,295	109,110	2.51

Blackstone Secured Lending Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amounts/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies
Bazaarvoice, Inc. (4)(7)(8)	L + 5.75%	7.71%	5/7/2028	229,630	229,630	229,630	5.27
Java Buyer, Inc. (4)(7)(10)	L + 5.75%	7.58%	12/15/2027	4,784	4,684	4,667	0.11
JSS Holdings, Inc. (4)(10)	L + 6.00%	6.75%	12/17/2027	287,364	284,018	287,364	6.60
JSS Holdings, Inc. (4)(10)	L + 6.00%	6.75%	12/17/2028	4,963	4,893	4,963	0.11
Knowledge Pro Buyer, Inc. (4)(7)(10)	L + 5.75%	7.44%	12/10/2027	5,165	5,037	5,024	0.12
KPSKY Acquisition, Inc. (4)(7)(10)	L + 5.50%	6.46%	10/19/2028	22,752	22,341	22,295	0.51
Onex Baltimore Buyer, Inc. (4)(7)(10)	L + 5.75%	6.55%	12/1/2027	26,970	26,467	26,397	0.61
The Action Environmental Group, Inc. (4)(5)(12)	L + 6.00%	7.25%	1/16/2026	11,190	11,146	11,050	0.25
The Action Environmental Group, Inc. (4)(11)	L + 6.00%	7.27%	1/16/2026	134,456	132,542	132,775	3.05
Veregy Consolidated, Inc. (11)	L + 6.00%	7.24%	11/2/2027	20,992	20,547	20,048	0.46
					741,306	744,212	17.09
Construction & Engineering
ASP Endeavor Acquisition, LLC (4)(5)(9)	L + 6.50%	7.87%	5/3/2027	13,835	13,595	13,108	0.30
COP Home Services TopCo IV, Inc. (4)(5)(7)(11)	L + 5.00%	6.67%	12/31/2027	21,762	21,236	21,312	0.49
					34,831	34,420	0.79
Containers & Packaging
Ascend Buyer, LLC (4)(7)(10)	L + 5.75%	8.00%	9/30/2028	19,240	18,867	19,031	0.44
Distributors
BP Purchaser, LLC (4)(10)	L + 5.50%	7.19%	12/10/2028	7,369	7,233	7,222	0.17
Bution Holdco 2, Inc. (4)(11)	L + 6.25%	7.92%	10/17/2025	73,434	72,627	73,434	1.69
Dana Kepner Company, LLC (4)(10)	SOFR + 6.00%	8.09%	12/29/2027	1,995	1,955	1,985	0.05
Dana Kepner Company, LLC (4)(11)	L + 6.25%	8.31%	12/29/2026	63,622	62,669	63,304	1.45
Genuine Cable Group, LLC (4)(7)(10)	L + 5.75%	6.87%	11/2/2026	165,941	162,928	164,139	3.77
Marcone Yellowstone Buyer, Inc. (4)(5)(7)(10)	L + 5.50%	7.75%	12/23/2028	5,393	5,285	5,282	0.12
NDC Acquisition Corp. (4)(7)(11)	L + 5.75%	8.00%	3/9/2027	13,630	13,263	13,459	0.31
Tailwind Colony Holding Corporation (4)(7)(11)	SOFR + 6.25%	7.46%	11/13/2024	39,176	38,864	38,532	0.88
Unified Door & Hardware Group, LLC (4)(11)	L + 5.75%	6.75%	6/30/2025	94,849	93,577	93,426	2.15
					458,402	460,783	10.58
Diversified Consumer Services
Cambium Learning Group, Inc. (4)(7)(10)	L + 5.50%	6.56%	7/20/2028	313,580	310,791	313,580	7.20
Dreambox Learning Holding LLC (4)(5)(10)	L + 6.25%	7.00%	12/1/2027	7,087	6,958	6,945	0.16
Go Car Wash Management Corp. (4)(7)(11)	L + 5.75%	7.38%	12/31/2026	22,329	21,878	22,032	0.51
					339,627	342,557	7.87
Diversified Financial Services
Barbri Holdings, Inc. (4)(10)	L + 5.75%	7.42%	4/30/2028	64,845	63,734	64,197	1.47
SelectQuote, Inc. (4)(7)(10)	L + 5.00%	6.67%	11/5/2024	75,401	74,371	68,084	1.56
					138,105	132,281	3.04

Blackstone Secured Lending Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amounts/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Diversified Telecommunication Services
Point Broadband Acquisition, LLC (4)(7)(11)	L + 6.00%	7.00%	10/1/2028	86,795		84,418	84,133	1.93
Electric Utilities
Qualus Power Services Corp. (4)(7)(11)	L + 5.50%	6.71%	3/26/2027	31,969		31,278	31,565	0.72
Electrical Equipment
Emergency Power Holdings, LLC (4)(5)(7)(11)	L + 5.50%	6.50%	8/17/2028	64,675		63,379	63,195	1.45
Relay Purchaser, LLC (4)(5)(7)(10)	L + 6.00%	8.25%	8/30/2028	49,750		48,814	49,057	1.13
Shoals Holdings, LLC (4)(7)(11)	SOFR + 3.25%	4.47%	11/25/2026	83,931		82,364	84,771	1.95
						194,557	197,022	4.52
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(5)(7)(11)	L + 6.00%	8.13%	12/23/2026	109,597		107,781	104,875	2.41
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(13)	L + 7.00%	8.50%	10/4/2024	45,875		45,258	45,875	1.05
Tetra Technologies, Inc. (4)(6)(11)	L + 6.25%	7.92%	9/10/2025	17,790		17,726	17,790	0.41
						62,984	63,664	1.46
Health Care Equipment & Supplies
CPI Buyer, LLC (4)(7)(10)	L + 5.50%	7.07%	11/1/2028	30,066		29,399	29,248	0.67
GCX Corporation Buyer, LLC (4)(5)(7)(10)	L + 5.50%	6.78%	9/13/2027	21,835		21,382	21,323	0.49
						50,780	50,571	1.16
Health Care Providers & Services
ACI Group Holdings, Inc. (4)(5)(7)(10)	L + 5.50%	7.75%	8/2/2028	113,179		110,666	112,200	2.58
ADCS Clinics Intermediate Holdings, LLC (4)(7)(11)	L + 6.25%	8.22%	5/7/2027	8,623		8,462	8,506	0.20
Amerivet Partners Management, Inc. (4)(5)(7)(10)	SOFR + 5.50%	7.70%	2/25/2028	4,988		4,849	4,841	0.11
Canadian Hospital Specialties Ltd. (4)(5)(6)(7)(11)	C + 4.50%	7.16%	4/14/2028	C$	29,520	22,980	23,201	0.53
CCBlue Bidco, Inc. (4)(7)(10)	L + 6.25% (incl. 2.75% PIK)	7.00%	12/21/2028	9,848		9,651	9,632	0.22
Cross Country Healthcare, Inc. (4)(10)	L + 5.75%	7.39%	6/8/2027	21,036		20,691	21,036	0.48
DCA Investment Holdings, LLC (4)(7)(10)	SOFR + 6.25%	7.00%	4/3/2028	26,712		26,377	26,444	0.61
DCA Investment Holdings, LLC (4)(10)	SOFR + 6.00%	6.75%	4/3/2028	4,025		3,987	3,985	0.09
Epoch Acquisition, Inc. (4)(11)	L + 6.00%	7.67%	10/4/2024	24,434		24,306	24,434	0.56
Healthcomp Holding Company, LLC (4)(5)(7)(11)	L + 5.50%	7.32%	10/27/2026	104,549		102,461	104,549	2.40
Jayhawk Buyer, LLC (4)(11)	L + 5.00%	7.25%	10/15/2026	141,794		139,394	140,360	3.22
Jayhawk Buyer, LLC (4)(11)	L + 5.00%	6.01%	10/15/2026	11,945		11,730	11,826	0.27
Navigator Acquiror, Inc. (4)(7)(9)	L + 5.75%	6.79%	7/16/2027	189,845		188,311	189,845	4.36
Odyssey Holding Company, LLC (4)(11)	L + 5.75%	6.75%	11/16/2025	18,672		18,495	18,579	0.43

Blackstone Secured Lending Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amounts/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
Smile Doctors, LLC (4)(7)(10)	L + 5.75%	7.71%	12/1/2028		11,197	10,970	10,952	0.25
Snoopy Bidco, Inc. (4)(7)(10)	L + 6.00%	7.60%	6/1/2028		284,658	278,869	282,704	6.49
SpecialtyCare, Inc. (4)(5)(7)(11)	L + 5.75%	6.75%	6/18/2028		12,164	11,818	11,948	0.27
Stepping Stones Healthcare Services, LLC (4)(7)(10)	L + 5.75%	6.76%	1/2/2029		2,212	2,158	2,153	0.05
The Fertility Partners, Inc. (4)(5)(6)(10)	L + 5.75%	7.42%	3/16/2028		5,000	4,905	4,900	0.11
The Fertility Partners, Inc. (4)(5)(6)(7)(10)	C + 5.75%	7.92%	3/16/2029	C$	5,553	4,384	4,329	0.10
The GI Alliance Management, LLC (4)(11)	L + 6.25%	7.43%	11/4/2024		271,223	266,955	271,223	6.23
Unified Physician Management, LLC (4)(9)	SOFR + 5.50%	7.03%	6/18/2029		2,370	2,370	2,370	0.05
US Oral Surgery Management Holdco, LLC (4)(7)(10)	L + 5.50%	6.96%	11/18/2027		32,982	32,222	32,646	0.75
WHCG Purchaser III, Inc. (4)(5)(7)(10)	L + 5.75%	8.00%	6/22/2028		42,680	41,715	42,081	0.97
						1,348,726	1,364,743	31.34
Health Care Technology
Caerus US 1, Inc. (4)(6)(7)(10)	SOFR + 5.50%	7.25%	5/25/2029		10,012	9,779	9,761	0.22
Edifecs, Inc. (4)(10)	L + 5.50%	7.75%	9/21/2026		13,654	13,417	13,449	0.31
Edifecs, Inc. (4)(11)	L + 7.50%	9.75%	9/21/2026		220,278	216,400	226,887	5.21
GI Ranger Intermediate, LLC (4)(7)(10)	SOFR + 6.00%	7.55%	10/29/2028		15,125	14,849	14,923	0.34
NMC Crimson Holdings, Inc. (4)(7)(10)	L + 6.00%	6.97%	3/1/2028		71,173	69,064	69,991	1.61
Project Ruby Ultimate Parent Corp. (10)	L + 3.25%	4.92%	3/3/2028		8,504	8,469	7,997	0.18
RPBLS Midco, LLC (4)(7)(10)	SOFR + 5.75%	6.50%	4/1/2028		7,500	7,337	7,330	0.17
						339,316	350,337	8.04
Insurance
Alera Group, Inc. (4)(7)(10)	L + 5.50%	7.17%	9/30/2028		3,694	3,661	3,657	0.08
Benefytt Technologies, Inc. (4)(7)(10)	L + 6.00%	8.00%	8/12/2027		10,448	10,244	8,597	0.20
Foundation Risk Partners Corp. (4)(7)(10)	L + 5.50%	7.75%	10/29/2028		26,330	25,941	25,899	0.59
Galway Borrower, LLC (4)(5)(7)(10)	L + 5.25%	6.26%	9/24/2028		27,267	26,694	26,654	0.61
High Street Buyer, Inc. (4)(5)(7)(10)	L + 6.00%	7.67%	4/14/2028		54,944	53,789	54,291	1.25
Integrity Marketing Acquisition, LLC (4)(5)(11)	L + 5.75%	7.83%	8/27/2025		19,779	19,574	19,684	0.45
Integrity Marketing Acquisition, LLC (4)(5)(7)(10)	L + 5.50%	7.58%	8/27/2025		125,883	124,447	124,439	2.86
Jones Deslauriers Insurance Management, Inc. (5)(6)(10)	C + 4.25%	6.45%	3/28/2028	C$	86,711	68,420	62,851	1.44
PGIS Intermediate Holdings, LLC (4)(5)(7)(10)	L + 5.50%	7.50%	10/14/2028		3,989	3,909	3,903	0.09
SG Acquisition, Inc. (4)(9)	L + 5.00%	7.25%	1/27/2027		108,181	106,918	108,181	2.48
Tennessee Bidco Limited (4)(5)(6)(7)(8)	S + 7.00%	8.47%	8/3/2028		£32,440	42,377	38,852	0.89

Blackstone Secured Lending Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amounts/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Insurance (continued)
Tennessee Bidco Limited (4)(5)(6)(8)	L + 7.00%	7.53%	8/3/2028		64,234	62,693	64,555	1.48
Westland Insurance Group LTD (4)(5)(6)(11)	L + 7.00%	9.23%	1/5/2027		42,483	39,576	41,740	0.96
Westland Insurance Group LTD (4)(5)(6)(7)(11)	C + 7.00%	8.75%	1/5/2027	C$	119,540	86,677	91,420	2.10
						674,920	674,721	15.49
Interactive Media & Services
Bungie, Inc. (4)(11)	L + 6.25%	7.82%	8/28/2024		47,200	46,894	47,672	1.09
Internet & Direct Marketing Retail
Donuts, Inc. (4)(11)	SOFR + 6.00%	7.45%	12/29/2026		324,115	319,255	324,115	7.44
IT Services
AI Altius Bidco, Inc. (4)(5)(7)(10)	L + 5.50%	8.28%	12/13/2028		5,423	5,311	5,300	0.12
AI Altius Bidco, Inc. (4)(5)(8)	9.75% PIK	9.75%	12/21/2029		835	813	810	0.02
Infostretch Corporation (4)(7)(10)	SOFR + 5.75%	6.55%	4/1/2028		5,000	4,904	4,889	0.11
Inovalon Holdings, Inc. (4)(7)(10)	L + 6.25%	7.22%	11/24/2028		105,114	102,611	103,925	2.39
Razor Holdco, LLC (4)(10)	L + 5.75%	6.81%	10/25/2027		47,561	46,718	46,610	1.07
Red River Technology, LLC (4)(7)(11)	L + 6.00%	7.67%	5/26/2027		81,195	80,030	76,729	1.76
Turing Holdco, Inc. (4)(5)(6)(7)(8)	E + 6.00%	6.00%	8/3/2028		€15,120	16,913	15,634	0.36
Turing Holdco, Inc. (4)(5)(6)(8)	L + 6.00%	7.04%	8/3/2028		8,437	8,210	8,310	0.19
						265,510	262,207	6.02
Machinery
MHE Intermediate Holdings, LLC (4)(5)(7)(11)	L + 5.75%	7.04%	7/21/2027		3,858	3,870	3,776	0.09
Marine
Armada Parent, Inc. (4)(7)(10)	L + 5.75%	6.99%	10/29/2027		24,872	24,355	24,290	0.56
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc. (4)(6)(13)	L + 6.25%	7.82%	11/26/2024		150,862	149,773	150,862	3.46
Paper & Forest Products
Profile Products, LLC (4)(7)(10)	L + 5.50%	6.91%	11/12/2027		6,346	6,210	6,203	0.14
Professional Services
ALKU, LLC (4)(10)	L + 5.25%	7.45%	3/1/2028		79,242	78,593	79,044	1.81
ALKU, LLC (4)(10)	SOFR + 5.00%	5.75%	3/1/2028		38,310	37,905	37,927	0.87
BPPH2 Limited (4)(5)(6)(8)	S + 6.87%	7.81%	3/2/2028		£26,300	35,565	32,100	0.74
CFGI Holdings, LLC (4)(7)(10)	P + 5.25%	6.31%	11/1/2027		7,637	7,471	7,565	0.17
Clearview Buyer, Inc. (4)(5)(7)(10)	L + 5.25%	6.26%	8/26/2027		16,806	16,469	16,415	0.38
Guidehouse, Inc. (4)(5)(10)	L + 5.50%	7.17%	10/16/2028		344,423	341,328	340,979	7.83

Blackstone Secured Lending Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amounts/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Professional Services (continued)
HIG Orca Acquisition Holdings, Inc. (4)(5)(7)(11)	L + 6.00%	7.10%	8/17/2027	33,887	33,297	33,651	0.77
IG Investments Holdings, LLC (4)(5)(7)(10)	L + 6.00%	8.25%	9/22/2028	47,956	47,068	47,703	1.10
Kaufman Hall & Associates, LLC (4)(7)(10)	L + 5.25%	6.92%	12/14/2028	19,499	19,093	19,157	0.44
Legacy Intermediate, LLC (4)(5)(6)(7)(10)	SOFR + 5.75%	7.24%	2/25/2028	5,187	5,061	5,054	0.12
Material Holdings, LLC (4)(5)(7)(10)	L + 5.75%	8.00%	8/19/2027	27,633	27,141	27,058	0.62
Minotaur Acquisition, Inc. (8)	SOFR + 4.75%	6.38%	3/27/2026	1,995	1,933	1,893	0.04
Sherlock Buyer Corp. (4)(7)(10)	L + 5.75%	6.74%	12/8/2028	8,616	8,412	8,394	0.19
Thevelia US, LLC (5)(6)(9)	L + 4.00%	4.50%	2/9/2029	1,316	1,303	1,230	0.03
Titan Investment Company, Inc. (4)(5)(8)	L + 5.75%	7.36%	3/20/2027	42,244	40,688	41,188	0.95
Trinity Air Consultants Holdings Corp. (4)(7)(10)	L + 5.25%	7.08%	6/29/2027	68,109	66,828	67,251	1.54
Trinity Partners Holdings, LLC (4)(7)(10)	L + 5.75%	8.00%	12/21/2028	4,646	4,547	4,539	0.10
West Monroe Partners, LLC (4)(7)(10)	L + 5.50%	6.75%	11/8/2028	15,260	14,961	14,955	0.34
					787,665	786,101	18.05
Real Estate Management & Development
Cumming Group, Inc. (4)(7)(11)	L + 5.75%	6.76%	5/26/2027	68,227	66,892	67,289	1.55
Progress Residential PM Holdings, LLC (4)(7)(10)	L + 6.25%	7.31%	2/16/2028	70,324	68,883	70,324	1.61
					135,775	137,612	3.16
Road & Rail
Gruden Acquisition, Inc. (4)(5)(7)(11)	L + 5.25%	6.26%	7/1/2028	16,657	16,215	16,387	0.38
Software
Anaplan, Inc. (4)(6)(7)(10)	SOFR + 6.50%	8.01%	6/21/2029	2,000	1,957	1,956	0.04
AxiomSL Group, Inc. (4)(7)(11)	L + 6.00%	7.67%	12/3/2027	42,332	41,535	41,423	0.95
Community Brands ParentCo, LLC (4)(5)(7)(10)	SOFR + 5.75%	7.38%	2/24/2028	4,988	4,894	4,875	0.11
Confine Visual Bidco (4)(6)(7)(10)	SOFR + 5.75%	7.19%	2/23/2029	15,550	15,103	15,032	0.35
Connatix Buyer, Inc. (4)(5)(7)(10)	L + 5.50%	6.91%	7/14/2027	37,529	36,716	37,313	0.86
Diligent Corporation (4)(11)	L + 5.75%	8.63%	8/4/2025	59,250	58,659	58,806	1.35
Discovery Education, Inc. (4)(7)(10)	SOFR + 5.75%	7.90%	4/9/2029	26,667	26,094	26,074	0.60
Episerver, Inc. (4)(5)(7)(11)	L + 5.25%	7.50%	4/9/2026	9,693	9,555	9,546	0.22
Experity, Inc. (4)(5)(7)(10)	L + 5.75%	6.50%	2/24/2028	15,054	14,764	14,723	0.34
Gigamon Inc. (4)(7)(10)	SOFR + 5.75%	6.78%	3/11/2029	7,509	7,362	7,172	0.16
GovernmentJobs.com, Inc. (4)(7)(10)	L + 5.50%	6.56%	12/1/2028	4,988	4,956	4,853	0.11
GraphPAD Software, LLC (4)(7)(11)	L + 5.50%	6.50%	4/27/2027	26,748	26,386	26,384	0.61

Blackstone Secured Lending Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amounts/Units	Cost (3)	Fair Value	Percentage of Net Assets
Frst Lien Debt (continued)
Software (continued)
LD Lower Holdings, Inc. (4)(7)(11)	L + 6.50%	8.75%	2/8/2026	92,929	91,588	92,929	2.13
Lightbox Intermediate, LP (4)(8)	L + 5.00%	7.25%	5/9/2026	2,000	1,951	1,950	0.04
Magnesium BorrowerCo, Inc. (4)(6)(7)(10)	S + 5.75%	6.94%	5/18/2029	3,452	4,216	4,098	0.09
Magnesium BorrowerCo, Inc. (4)(6)(10)	SOFR + 5.75%	7.36%	5/18/2029	5,281	5,154	5,152	0.12
Mandolin Technology Intermediate Holdings, Inc. (4)(5)(7)(9)	L + 3.75%	4.99%	7/6/2028	8,853	8,730	8,711	0.20
Medallia, Inc. (4)(10)	L + 6.75% PIK	8.42%	10/29/2028	336,448	330,631	329,719	7.57
Monk Holding Co. (4)(7)(10)	L + 5.75%	7.75%	12/1/2027	4,877	4,743	4,732	0.11
MRI Software, LLC (4)(5)(7)(11)	L + 5.50%	7.75%	2/10/2026	27,974	27,771	26,912	0.62
Nintex Topco Limited (4)(6)(10)	L + 5.75%	6.50%	11/13/2028	34,475	33,848	33,441	0.77
Project Boost Purchaser, LLC (4)(7)(10)	SOFR + 5.75%	6.90%	5/2/2029	4,733	4,676	4,674	0.11
Relativity ODA, LLC (4)(7)(11)	L + 8.15% PIK	9.15%	5/12/2027	20,050	19,614	19,700	0.45
Spitfire Parent, Inc. (4)(11)	L + 5.50%	7.00%	3/11/2027	9,585	9,414	9,489	0.22
Spitfire Parent, Inc. (4)(5)(11)	E + 5.50%	6.50%	3/11/2027	€10,395	12,363	10,759	0.25
Spitfire Parent, Inc. (4)(7)(11)	L + 5.50%	6.60%	3/11/2027	61,022	59,968	60,319	1.39
Stamps.com, Inc. (4)(10)	L + 5.75%	6.87%	10/5/2028	289,553	284,369	286,657	6.58
The NPD Group L.P. (4)(7)(10)	L + 6.00%	7.57%	11/9/2028	122,294	119,585	120,978	2.78
Triple Lift, Inc. (4)(7)(10)	SOFR + 5.75%	6.58%	5/6/2028	65,557	64,347	64,777	1.49
					1,330,947	1,333,154	30.61
Specialty Retail
CustomInk, LLC (4)(11)	L + 6.18%	7.18%	5/3/2026	163,594	161,905	161,549	3.71
Technology Hardware, Storage & Peripherals
Lytx, Inc. (4)(11)	L + 6.75%	8.42%	2/28/2026	84,887	84,030	82,128	1.89
Trading Companies & Distributors
Porcelain Acquisition Corp. (4)(7)(11)	L + 5.75%	8.00%	4/30/2027	55,479	53,830	54,814	1.26
The Cook & Boardman Group, LLC (11)	SOFR + 5.75%	6.97%	10/17/2025	49,451	49,200	47,473	1.09
					103,029	102,288	2.35

Blackstone Secured Lending Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amounts/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Transportation Infrastructure
Capstone Logistics, LLC (4)(11)	L + 4.75%	6.42%	11/12/2027		5,586	5,551	5,544	0.13
Frontline Road Safety, LLC (4)(7)(10)	L + 5.75%	6.68%	5/3/2027		90,599	89,138	87,202	2.00
Helix TS, LLC (4)(7)(10)	L + 5.75%	7.42%	8/4/2027		39,677	38,994	38,629	0.89
Italian Motorway Holdings S.à.r.l (4)(6)(8)	E + 5.25%	5.25%	4/28/2029		€78,810	80,866	78,890	1.81
Roadsafe Holdings, Inc. (4)(7)(11)	L + 5.75%	7.76%	10/19/2027		50,804	49,935	50,253	1.15
Safety Borrower Holdings LP (4)(5)(7)(11)	L + 5.25%	7.50%	9/1/2027		4,267	4,224	4,217	0.10
Sam Holding Co, Inc. (4)(7)(11)	L + 5.50%	6.63%	9/24/2027		41,283	40,434	40,267	0.92
TRP Infrastructure Services, LLC (4)(7)(11)	L + 5.50%	7.17%	7/9/2027		39,485	38,764	37,538	0.86
						347,906	342,540	7.87
Total First Lien Debt						$9,826,625	$9,842,263	226.00%
Second Lien Debt
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(11)	L + 8.75%	10.42%	12/31/2028		$7,517	$7,380	$7,404	0.17%
Health Care Providers & Services
Canadian Hospital Specialties Ltd. (4)(5)(6)(8)	8.50%	8.50%	4/15/2029	C$	10,533	8,299	7,962	0.18
Jayhawk Buyer, LLC (4)(7)(11)	L + 8.75%	9.99%	10/15/2027		5,183	5,097	5,144	0.12
						13,396	13,106	0.30
Industrial Conglomerates
Victory Buyer, LLC (4)(9)	L + 7.00%	9.06%	11/1/2029		9,619	9,528	9,427	0.22
Insurance
Jones Deslauriers Insurance Management, Inc. (5)(6)(9)	C + 7.50%	9.31%	3/26/2029	C$	28,470	22,246	20,691	0.48
IT Services
Inovalon Holdings, Inc. (4)(5)(10)	L + 10.50% PIK	12.13%	11/24/2033		9,802	9,540	9,802	0.23
Professional Services
Thevelia US, LLC (4)(6)(9)	SOFR + 6.90%	8.79%	6/17/2030		4,920	4,773	4,773	0.11
Software
Mandolin Technology Intermediate Holdings, Inc. (4)(5)(9)	L + 6.50%	7.74%	7/6/2029		3,550	3,506	3,497	0.08
Total Second Lien Debt						$70,369	$68,699	1.58%
Warrants
Software
Mermaid EquityCo L.P. - Class B Units (4)					4,550,697	$865	$8,282	0.19%
Total Warrants						$865	$8,282	0.19%

Blackstone Secured Lending Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amounts/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity
Aerospace & Defense
Micross Topco, Inc. (4)				2,137,866	$4,767	$4,767	0.11%
Equity (continued)
Air Freight & Logistics
AGI Group Holdings LP - A2 Units (4)				902	902	971	0.02
Mode Holdings, L.P. - Class A-2 Common Units (4)				5,486,923	5,487	9,108	0.21
					6,389	10,079	0.23
Distributors
Box Co-Invest Blocker, LLC (4)				702,305	702	733	0.02
EIS Acquisition Holdings, LP - Class A Common Units (4)				6,292	3,350	7,776	0.18
					4,052	8,509	0.20
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests (4)				12,511,857	12,315	14,962	0.34
Deneb Ultimate Topco, LLC - Class A Units (4)				213	213	213	0.00
					12,528	15,175	0.35
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units (4)				8,419	7,140	6,793	0.16
Point Broadband Holdings, LLC - Class B Units (4)				448,614	1,279	1,036	0.02
					8,419	7,829	0.18
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units (4)				500	500	338	0.01
Health Care Providers & Services
AVE Holdings I Corp. (4)				625,944	607	615	0.01
Jayhawk Holdings, LP - A-1 Common Units (4)				2,201	392	627	0.01
Jayhawk Holdings, LP - A-2 Common Units (4)				1,185	211	338	0.01
					1,210	1,579	0.04
Health Care Technology
Caerus Midco 2 S.À. R.L - Vehicle Units (4)(6)				58,458	58	58	0.00
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest (4)				2,854,133	2,854	2,854	0.07
Professional Services
Guidehouse Holding Corp. - Preferred Equity (4)				15,440	15,133	16,251	0.37
OHCP V TC COI, LP. - LP Interest (4)				3,500,000	3,500	3,500	0.08
Tricor Horizon, LP (4)(6)				382,469	382	382	0.01
					19,016	20,134	0.46

Blackstone Secured Lending Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amounts/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity (continued)
Software
Connatix Parent, LLC - Class L Common Units (4)				42,045	462	590	0.01
Expedition Holdco, LLC - Class A Units (4)				90	57	51	0.00
Expedition Holdco, LLC - Class B Units (4)				90,000	33	23	—
Lobos Parent, Inc. - Series A Preferred Shares (4)				1,545	1,506	1,568	0.04
Mandolin Technology Holdings, Inc. - Series A Preferred Shares (4)				3,550,000	3,444	3,621	0.08
Mermaid Equity Co. L.P. - Class A-2 Common Units (4)				14,849,355	14,849	41,727	0.96
Mimecast Limited (4)				651,175	651	635	0.01
					21,002	48,214	1.11
Specialty Retail
CustomInk, LLC - Series A Preferred Units (4)				384,520	5,200	6,126	0.14
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units (4)				27,536	2,909	2,891	0.07
Ncp Helix Holdings, LLC. - Preferred Shares (4)				369	372	372	0.01
					3,281	3,263	0.07
Total Equity Investments					$89,277	$128,926	2.96%
Total Investments - non-controlled/non-affiliated					$9,987,135	$10,048,170	230.72%
Investments - non-controlled/affiliated
Equity
Insurance
Blackstone Donegal Holdings LP - LP Interests (Westland Insurance Group LTD) (4)(5)(6)(15)					$34,005	$36,732	0.84%
Total Equity					$34,005	$36,732	0.84%
Total Investments - non-controlled/affiliated					$34,005	$36,732	0.84%
Total Investment Portfolio					$10,021,140	$10,084,902	231.57%
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund					$48,962	$48,962	1.12%
Other Cash and Cash Equivalents					119,686	119,686	2.75
Total Portfolio Investments, Cash and Cash Equivalents					$10,189,788	$10,253,551	235.44%

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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR"), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2022. Variable rate loans typically include an interest reference rate floor feature. As of June 30, 2022, 95.3% of the portfolio at fair value had a base rate floor above zero. For each such loan, the Company has provided the interest rate in effect on the date presented.

Blackstone Secured Lending Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").
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
(6)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2022, non-qualifying assets represented 10.3% of total assets as calculated in accordance with regulatory requirements.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2023	$35,489	$—
ACI Group Holdings, Inc.	Revolver	8/2/2027	11,567	(58)
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	1,301	(26)
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	468	—
AI Altius Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	1,446	(14)
Albireo Energy, LLC	Delayed Draw Term Loan	12/23/2026	33,799	—
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	28	—
Amerivet Partners Management, Inc.	Revolver	2/25/2028	589	(12)
Amerivet Partners Management, Inc.	Delayed Draw Term Loan	2/25/2024	3,503	(35)
Anaplan, Inc.	Revolver	6/21/2028	179	(4)
Armada Parent, Inc.	Delayed Draw Term Loan	10/29/2023	2,500	(25)
Armada Parent, Inc.	Revolver	10/29/2027	3,000	(60)
Ascend Buyer, LLC	Revolver	9/30/2027	1,681	—
AxiomSL Group, Inc.	Delayed Draw Term Loan	12/3/2027	2,949	(29)
AxiomSL Group, Inc.	Revolver	12/3/2025	3,221	(32)
Bazaarvoice, Inc.	Delayed Draw Term Loan	11/7/2022	35,614	—
Bazaarvoice, Inc.	Revolver	5/7/2026	28,662	—
Benefytt Technologies, Inc.	Delayed Draw Term Loan	8/12/2023	2,985	(284)
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	1,506	—
Caerus US 1, Inc.	Revolver	5/25/2029	1,054	(21)
Cambium Learning Group, Inc.	Revolver	7/20/2028	43,592	—
Canadian Hospital Specialties Ltd.	Delayed Draw Term Loan	4/14/2023	4,197	—
Canadian Hospital Specialties Ltd.	Revolver	4/14/2027	2,626	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	1,920	(19)
CFGI Holdings, LLC	Delayed Draw Term Loan	11/2/2027	1,200	(12)
CFGI Holdings, LLC	Revolver	11/2/2027	1,050	(21)
Clearview Buyer, Inc.	Revolver	2/26/2027	898	(18)
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	3,668	—
Community Brands ParentCo, LLC	Delayed Draw Term Loan	2/24/2024	588	(6)
Community Brands ParentCo, LLC	Revolver	2/24/2028	345	(7)
Confine Visual Bidco	Delayed Draw Term Loan	3/11/2024	3,418	(51)
Connatix Buyer, Inc.	Revolver	7/14/2027	5,431	(14)
Connatix Buyer, Inc.	Delayed Draw Term Loan	7/14/2023	10,900	(109)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	1,664	—
CPI Buyer, LLC	Delayed Draw Term Loan	5/1/2023	8,747	—
CPI Buyer, LLC	Revolver	11/1/2026	2,571	—
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	13,664	(137)
Cumming Group, Inc.	Revolver	5/26/2027	11,923	—

Blackstone Secured Lending Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
DCA Investment Holdings, LLC	Delayed Draw Term Loan	3/12/2023	2,649	—
Discovery Education, Inc.	Delayed Draw Term Loan	4/9/2029	6,773	—
Discovery Education, Inc.	Revolver	4/9/2029	2,960	(59)
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2023	18,700	—
Episerver, Inc.	Revolver	4/9/2026	2,064	(26)
Experity, Inc.	Revolver	2/24/2028	1,495	(30)
Foundation Risk Partners Corp.	Revolver	10/29/2027	2,382	(36)
Frontline Road Safety, LLC	Delayed Draw Term Loan	5/3/2027	3,419	—
Frontline Road Safety, LLC	Delayed Draw Term Loan	4/30/2027	26,351	—
Galway Borrower, LLC	Revolver	9/30/2027	2,113	(42)
Galway Borrower, LLC	Delayed Draw Term Loan	9/30/2023	2,786	—
GCX Corporation Buyer, LLC	Delayed Draw Term Loan	9/13/2023	7,500	(75)
Genuine Cable Group, LLC	Delayed Draw Term Loan	4/1/2023	14,206	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	1,080	—
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/30/2028	4,000	(40)
Gigamon Inc.	Revolver	3/11/2028	437	(19)
Go Car Wash Management Corp.	Delayed Draw Term Loan	8/31/2023	1,406	—
GovernmentJobs.com, Inc.	Revolver	11/30/2027	677	(14)
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	2,144	(21)
GraphPAD Software, LLC	Revolver	4/27/2027	2,124	(32)
GraphPAD Software, LLC	Delayed Draw Term Loan	4/27/2027	6,429	(64)
Gruden Acquisition, Inc.	Delayed Draw Term Loan	7/1/2023	2,310	(29)
Gruden Acquisition, Inc.	Revolver	7/1/2026	2,625	—
Healthcomp Holding Company, LLC	Delayed Draw Term Loan	12/29/2023	28,515	—
Helix TS, LLC	Delayed Draw Term Loan	8/3/2023	12,736	—
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	956	—
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2023	6,210	(62)
High Street Buyer, Inc.	Revolver	4/16/2027	2,254	(45)
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	19,079	—
IG Investments Holdings, LLC	Revolver	9/22/2027	2,597	—
Infostretch Corporation	Revolver	4/1/2028	550	(11)
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	11,060	(138)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	1,905	(19)
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	2,161	—
Jayhawk Buyer, LLC	Delayed Draw Term Loan	10/15/2026	1,635	—
Kaufman Hall & Associates, LLC	Delayed Draw Term Loan	12/14/2023	4,960	(50)
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	842	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	2,121	(21)
KPSKY Acquisition, Inc.	Delayed Draw Term Loan	10/19/2023	143	—
L&S Mechanical Acquisition, LLC	Delayed Draw Term Loan	9/1/2022	4,088	—
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	15,684	—
Legacy Intermediate, LLC	Revolver	2/25/2028	958	(10)
Legacy Intermediate, LLC	Delayed Draw Term Loan	2/25/2023	2,000	(20)
Linquest Corp.	Delayed Draw Term Loan	1/27/2023	4,975	(50)
Magnesium BorrowerCo, Inc.	Delayed Draw Term Loan	5/18/2029	485	(11)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/23/2026	1,004	—
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	12/23/2028	1,182	—
Material Holdings, LLC	Revolver	8/17/2027	1,130	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2023	3,533	—
Maverick Acquisition, Inc.	Delayed Draw Term Loan	6/1/2023	2,279	—

Blackstone Secured Lending Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Maverick Acquisition, Inc.	Delayed Draw Term Loan	6/1/2027	3,964	(178)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	268	(5)
Monk Holding Co.	Delayed Draw Term Loan	8/12/2023	2,230	(30)
MRI Software, LLC	Revolver	2/10/2026	1,516	(30)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	57,822	—
NDC Acquisition Corp.	Revolver	3/9/2027	3,425	(34)
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	3/1/2023	31,400	(471)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	12/1/2023	3,295	—
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	330	(3)
PGIS Intermediate Holdings, LLC	Delayed Draw Term Loan	10/16/2028	660	—
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	10/1/2023	39,309	(491)
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/1/2027	14,481	—
Profile Products, LLC	Delayed Draw Term Loan	11/12/2027	1,340	(13)
Profile Products, LLC	Revolver	11/12/2027	580	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	3/17/2023	16,623	—
Project Boost Purchaser, LLC	Revolver	5/2/2028	591	(6)
Project Boost Purchaser, LLC	Delayed Draw Term Loan	5/2/2029	979	(5)
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2023	5,917	—
R1 Holdings, LLC	Delayed Draw Term Loan	1/2/2026	8,886	—
Red River Technology, LLC	Delayed Draw Term Loan	5/26/2023	25,880	—
Relativity ODA, LLC	Revolver	5/12/2027	3,292	(49)
Relay Purchaser, LLC	Revolver	8/30/2026	7,143	(71)
Roadsafe Holdings, Inc.	Delayed Draw Term Loan	7/31/2023	4,240	(42)
RPBLS Midco, LLC	Delayed Draw Term Loan	4/1/2028	1,985	(20)
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	6,452	(65)
Safety Borrower Holdings LP	Revolver	9/1/2027	280	—
Safety Borrower Holdings LP	Delayed Draw Term Loan	9/1/2022	932	(5)
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2023	30,431	—
Sam Holding Co, Inc.	Revolver	3/24/2027	6,000	(120)
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	396	—
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2022	511	—
SelectQuote, Inc.	Delayed Draw Term Loan	11/3/2022	16,067	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/8/2028	2,794	(28)
Sherlock Buyer Corp.	Revolver	12/8/2027	1,111	(22)
Shoals Holdings, LLC	Revolver	5/14/2026	4,200	(473)
Smile Doctors, LLC	Revolver	12/23/2027	1,026	—
Snoopy Bidco, Inc.	Delayed Draw Term Loan	6/1/2023	35,342	(530)
SpecialtyCare, Inc.	Revolver	6/18/2026	1,047	(3)
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/18/2023	1,260	(31)
Spitfire Parent, Inc.	Delayed Draw Term Loan	9/4/2022	9,222	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	748	(7)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	342	—
Tailwind Colony Holding Corporation	Delayed Draw Term Loan	12/10/2022	3,752	—
TCFI AEVEX, LLC	Delayed Draw Term Loan	11/7/2022	30,445	(304)
Tennessee Bidco Limited	Delayed Draw Term Loan	8/3/2028	25,170	—
The Fertility Partners, Inc.	Revolver	9/16/2027	278	(14)
The Fertility Partners, Inc.	Delayed Draw Term Loan	3/16/2024	315	—
The NPD Group L.P.	Revolver	12/1/2027	9,260	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	6,881	(69)
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2023	10,838	—

Blackstone Secured Lending Fund Consolidated Schedule of Investments June 30, 2022 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	12/21/2023	1,380	(14)
Triple Lift, Inc.	Revolver	5/6/2028	4,747	—
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	1/9/2023	7,101	(71)
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	4,440	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	11/18/2023	12,338	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	3,233	(48)
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	3,848	—
West Monroe Partners, LLC	Revolver	11/9/2027	1,155	—
Westland Insurance Group LTD	Delayed Draw Term Loan	1/5/2027	35,577	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	6,724	(67)
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	10,491	—
Total Unfunded Commitments			$1,073,905	$(5,237)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of June 30, 2022 was 0.50%.
(10)The interest rate floor on these investments as of June 30, 2022 was 0.75%.
(11)The interest rate floor on these investments as of June 30, 2022 was 1.00%.
(12)The interest rate floor on these investments as of June 30, 2022 was 1.25%.
(13)The interest rate floor on these investments as of June 30, 2022 was 1.50%.
(14)For unsettled positions the interest rate does not include the base rate.
(15)Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2022, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2022, the Company’s non-controlled/affiliated investments were as follows:

	Fair value as of December 31, 2021	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of June 30, 2022	Dividend and Interest Income
Non-controlled/Affiliated Investments
Blackstone Donegal Holdings LP	$35,683	$1,246	$—	$(197)	$36,732	$—
Total	$35,683	$1,246	$—	$(197)	$36,732	$—

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Corfin Holdings, Inc. (4)(11)	L + 6.00%	7.00%	12/27/2027	$271,375	$267,405	$270,697	6.09%
Linquest Corp. (4)(5)(7)(10)	L + 5.75%	6.50%	7/28/2028	17,456	17,082	17,057	0.38
MAG DS Corp. (11)	L + 5.50%	6.50%	4/1/2027	83,707	77,289	77,011	1.73
Maverick Acquisition, Inc. (4)(7)(11)	L + 6.00%	7.00%	6/1/2027	18,969	18,524	18,717	0.42
TCFI AEVEX, LLC (4)(7)(11)	L + 6.00%	7.00%	3/18/2026	112,572	110,659	101,424	2.28
					490,960	484,905	10.90
Air Freight & Logistics
AGI-CFI Holdings, Inc. (4)(10)	L + 5.50%	6.25%	6/11/2027	117,382	115,160	116,208	2.61
Livingston International, Inc. (4)(6)(10)	L + 5.50%	6.25%	4/30/2027	130,160	127,052	128,858	2.90
Mode Purchaser, Inc. (4)(11)	L + 6.25%	7.25%	12/9/2026	175,204	172,734	175,204	3.94
R1 Holdings, LLC (4)(7)(11)	L + 6.00%	7.00%	1/2/2026	60,540	59,948	60,540	1.36
RWL Holdings, LLC (4)(7)(10)	SOFR + 5.75%	6.50%	12/31/2028	24,315	23,768	23,764	0.53
SEKO Global Logistics Network, LLC (4)(5)(11)	E + 5.00%	6.00%	12/30/2026	€1,863	2,128	2,118	0.05
SEKO Global Logistics Network, LLC (4)(5)(7)(11)	L + 5.00%	6.00%	12/30/2026	5,064	4,985	5,052	0.11
					505,775	511,746	11.50
Building Products
Fencing Supply Group Acquisition, LLC (4)(5)(11)	L + 6.00%	7.00%	2/26/2027	52,717	52,010	52,453	1.18
Jacuzzi Brands, LLC (4)(11)	L + 6.50%	7.50%	2/25/2025	94,817	93,867	94,817	2.13
L&S Mechanical Acquisition, LLC (4)(5)(7)(10)	L + 5.75%	6.50%	9/1/2027	12,755	12,514	12,500	0.28
Latham Pool Products, Inc. (8)	L + 6.00%	6.10%	6/18/2025	62,223	61,448	62,560	1.41
Lindstrom, LLC (4)(11)	L + 6.25%	7.25%	4/7/2025	122,220	120,954	122,220	2.75
Windows Acquisition Holdings, Inc. (4)(5)(11)	L + 6.50%	7.50%	12/29/2026	55,418	54,488	55,418	1.25
					395,281	399,969	9.00
Chemicals
Polymer Additives, Inc. (8)	L + 6.00%	6.13%	7/31/2025	24,177	23,457	23,585	0.53
VDM Buyer, Inc. (4)(8)	L + 6.75%	6.89%	4/22/2025	€23,779	26,474	26,231	0.59
VDM Buyer, Inc. (4)(8)	L + 6.75%	6.88%	4/22/2025	62,449	61,761	60,575	1.36
					111,692	110,391	2.48

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies
Bazaarvoice, Inc. (4)(7)(8)	L + 5.75%	5.85%	5/7/2028	208,736	208,736	208,736	4.69
Java Buyer, Inc. (4)(7)(10)	L + 5.75%	6.50%	12/15/2027	4,019	3,891	3,891	0.09
JSS Holdings, Inc. (4)(10)	L + 6.00%	6.75%	12/17/2028	5,000	4,925	4,963	0.11
JSS Holdings, Inc. (4)(11)	L + 6.25%	7.25%	12/17/2028	288,815	285,148	286,649	6.45
Knowledge Pro Buyer, Inc. (4)(7)(10)	L + 5.75%	6.50%	12/10/2027	5,248	5,107	5,106	0.11
KPSKY Acquisition, Inc. (4)(7)(10)	L + 5.50%	6.25%	10/19/2028	21,914	21,477	21,476	0.48
The Action Environmental Group, Inc. (4)(7)(12)	L + 6.00%	7.25%	1/16/2026	117,131	114,946	113,473	2.55
Veregy Consolidated, Inc. (11)	L + 6.00%	7.00%	11/2/2027	21,099	20,610	21,152	0.48
					664,839	665,444	14.96
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(7)(11)	L + 5.00%	6.00%	12/31/2027	22,386	21,802	22,147	0.50
Containers & Packaging
Ascend Buyer, LLC (4)(7)(10)	L + 5.75%	6.50%	9/30/2028	19,400	18,995	18,980	0.43
Distributors
BP Purchaser, LLC (4)(10)	L + 5.50%	6.25%	12/10/2028	7,388	7,241	7,240	0.16
Bution Holdco 2, Inc. (4)(11)	L + 6.25%	7.25%	10/17/2025	74,059	73,123	73,503	1.65
Dana Kepner Company, LLC (4)(11)	L + 6.25%	7.25%	12/29/2026	63,945	62,880	64,104	1.44
Genuine Cable Group, LLC (4)(7)(10)	L + 5.75%	6.50%	11/2/2026	143,539	140,399	140,654	3.16
Marcone Yellowstone Buyer, Inc. (7)(10)	L + 5.50%	6.25%	12/23/2028	5,000	4,884	4,884	0.11
NDC Acquisition Corp. (4)(7)(11)	L + 5.75%	6.75%	3/9/2027	13,699	13,373	13,562	0.30
NDC Acquisition Corp. (4)(5)(7)(11) - Revolving Term Loan	L + 5.75%	6.75%	3/9/2027	214	133	180	0.00
Tailwind Colony Holding Corporation (4)(7)(11)	L + 7.50%	8.50%	11/13/2024	39,408	39,028	38,619	0.87
Unified Door & Hardware Group, LLC (4)(11)	L + 5.75%	6.75%	6/30/2025	95,336	93,908	94,860	2.13
					434,969	437,605	9.82
Diversified Consumer Services
Cambium Learning Group, Inc. (4)(7)(10)	L + 5.50%	6.25%	7/20/2028	315,160	312,049	315,160	7.09
Dreambox Learning Holding, LLC (4)(10)	L + 6.25%	7.00%	12/1/2027	7,087	6,937	6,945	0.16
Go Car Wash Management Corp. (4)(7)(11)	L + 5.75%	6.75%	12/31/2026	11,073	10,697	10,686	0.24
					329,683	332,791	7.49
Diversified Financial Services
Barbri Holdings, Inc. (4)(10)	L + 5.75%	6.50%	4/30/2028	60,563	59,349	59,957	1.35
SelectQuote, Inc. (4)(7)(10)	L + 5.00%	5.75%	11/5/2024	75,780	74,223	75,539	1.70
					133,572	135,496	3.05
Diversified Telecommunication Services
Point Broadband Acquisition, LLC (4)(7)(11)	L + 6.00%	7.00%	10/1/2028	87,231	84,655	84,559	1.90
Electric Utilities
Qualus Power Services Corp. (4)(7)(11)	L + 5.50%	6.50%	3/26/2027	32,126	31,352	31,745	0.71

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Electrical Equipment
Emergency Power Holdings, LLC (4)(5)(7)(11)	L + 5.50%	6.50%	8/17/2028	65,000		63,593	63,513	1.43
Radwell International, LLC (4)(6)(7)(10)	L + 5.50%	6.25%	7/13/2027	116,011		115,547	115,620	2.60
Shoals Holdings, LLC (4)(11)	L + 3.25%	4.25%	11/25/2026	84,359		82,607	84,781	1.91
						261,747	263,914	5.94
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(5)(7)(11)	L + 6.00%	7.00%	12/23/2026	110,153		108,127	108,195	2.43
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(11)	L + 7.50% (incl. 1.00% PIK)	8.50%	10/4/2024	48,391		47,597	47,544	1.07
Tetra Technologies, Inc. (4)(6)(11)	L + 6.25%	7.25%	9/10/2025	17,790		17,716	17,790	0.40
						65,314	65,333	1.47
Health Care Equipment & Supplies
CPI Buyer, LLC (4)(7)(10)	L + 5.50%	6.25%	11/1/2028	29,500		28,777	28,767	0.65
GCX Corporation Buyer, LLC (4)(5)(7)(10)	L + 5.50%	6.25%	9/13/2027	21,945		21,453	21,431	0.48
						50,230	50,198	1.13
Health Care Providers & Services
ACI Group Holdings, Inc. (4)(5)(7)(10)	L + 5.50%	6.25%	8/2/2028	109,290		106,643	107,682	2.42
ADCS Clinics Intermediate Holdings, LLC (4)(7)(11)	L + 6.25%	7.25%	5/7/2027	8,247		8,069	8,129	0.18
Canadian Hospital Specialties Ltd. (4)(5)(6)(7)(11)	L + 4.50%	5.50%	4/14/2028	C$	27,052	21,291	21,430	0.48
Canadian Hospital Specialties Ltd. (4)(5)(6)(7)(11) - Revolving Term Loan	C + 5.25%	6.25%	4/14/2028	C$	547	399	388	0.01
CCBlue Bidco, Inc. (4)(7)(10)	L + 6.25% (incl. 2.75% PIK)	7.00%	12/21/2028	9,728		9,515	9,514	0.21
Cross Country Healthcare, Inc. (4)(10)	L + 5.75%	6.50%	6/8/2027	29,545		29,010	29,250	0.66
DCA Investment Holdings, LLC (4)(7)(10)	L + 6.25%	7.00%	3/12/2027	24,471		24,128	24,203	0.54
Epoch Acquisition, Inc. (4)(11)	L + 6.75%	7.75%	10/4/2024	24,560		24,404	24,560	0.55
Healthcomp Holding Company, LLC (4)(5)(7)(11)	L + 5.75%	6.75%	10/27/2026	105,078		102,655	105,078	2.36
Jayhawk Buyer, LLC (4)(11)	L + 5.00%	6.00%	10/15/2026	154,227		151,312	152,685	3.43
Navigator Acquiror, Inc. (4)(7)(9)	L + 5.75%	6.25%	7/16/2027	201,924		200,061	200,915	4.52
Odyssey Holding Company, LLC (4)(11)	L + 5.75%	6.75%	11/16/2025	20,489		20,274	20,489	0.46
Onex Baltimore Buyer, Inc. (4)(7)(10)	L + 5.75%	6.50%	12/1/2027	28,977		28,368	28,364	0.64
Smile Doctors, LLC (4)(7)(10)	L + 5.75%	6.50%	12/1/2028	9,449		9,221	9,233	0.21
Snoopy Bidco, Inc. (4)(7)(10)	L + 6.00%	6.75%	6/1/2028	264,000		255,148	258,750	5.82
SpecialtyCare, Inc. (4)(5)(7)(11)	L + 5.75%	6.75%	6/18/2028	12,225		11,844	11,975	0.27
Stepping Stones Healthcare Services, LLC (4)(7)(10)	L + 5.75%	6.50%	1/2/2029	2,188		2,129	2,129	0.05
The GI Alliance Management, LLC (4)(11)	L + 6.25%	7.25%	11/4/2024	272,257		267,352	270,216	6.08
US Oral Surgery Management Holdco, LLC (4)(7)(10)	L + 5.50%	6.25%	11/18/2027	32,982		32,152	32,238	0.72

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
WHCG Purchaser III, Inc. (4)(5)(7)(10)	L + 5.75%	6.50%	6/22/2028		46,608	45,438	45,352	1.02
						1,349,412	1,362,579	30.63
Health Care Technology
Edifecs, Inc. (4)(11)	L + 7.00%	8.00%	9/21/2026		221,397	217,041	228,039	5.13
Edifecs, Inc. (4)(10)	L + 5.50%	6.25%	9/21/2026		13,703	13,437	13,428	0.30
GI Ranger Intermediate, LLC (4)(7)(10)	L + 6.00%	6.75%	10/29/2028		13,080	12,782	12,774	0.29
NMC Crimson Holdings, Inc. (4)(7)(10)	L + 6.00%	6.75%	3/1/2028		71,173	68,879	69,279	1.56
Project Ruby Ultimate Parent Corp. (10)	L + 3.25%	4.00%	3/3/2028		8,547	8,509	8,549	0.19
						320,649	332,069	7.47
Insurance
Alera Group, Inc. (4)(7)(10)	L + 5.50%	6.25%	9/30/2028		3,713	3,678	3,676	0.08
Benefytt Technologies, Inc. (4)(7)(10)	L + 6.00%	6.75%	8/12/2027		10,500	10,276	10,260	0.23
Foundation Risk Partners Corp. (4)(7)(10)	L + 5.75%	6.50%	10/29/2028		24,286	23,881	23,891	0.54
Galway Borrower, LLC (4)(5)(7)(10)	L + 5.25%	6.00%	9/24/2028		24,059	22,882	22,993	0.52
High Street Buyer, Inc. (4)(5)(7)(10)	L + 6.00%	6.75%	4/14/2028		49,854	48,869	48,741	1.10
Integrity Marketing Acquisition, LLC (4)(5)(7)(10)	L + 5.50%	6.25%	8/27/2025		113,724	112,245	113,109	2.54
Integrity Marketing Acquisition, LLC (4)(5)(11)	L + 5.75%	6.75%	8/27/2025		19,879	19,640	19,829	0.45
Jones Deslauriers Insurance Management, Inc. (5)(6)(7)(10)	C + 4.25%	5.00%	3/28/2028	C$	68,239	53,248	53,799	1.21
PGIS Intermediate Holdings, LLC (4)(5)(7)(10)	L + 5.50%	6.25%	10/14/2028		3,373	3,288	3,290	0.07
SG Acquisition, Inc. (4)(9)	L + 5.00%	5.50%	1/27/2027		110,586	109,152	110,309	2.48
Tennessee Bidco Limited (4)(5)(6)(8)	L + 7.00%	7.15%	8/3/2028		63,529	61,854	61,623	1.39
Tennessee Bidco Limited (4)(5)(6)(7)(8)	S + 7.00%	7.05%	8/3/2028		£25,848	33,898	33,663	0.76
Westland Insurance Group LTD (4)(5)(6)(11)	L + 7.00%	8.00%	1/5/2027		42,483	39,257	41,315	0.93
Westland Insurance Group LTD (4)(5)(6)(7)(11)	C + 7.00%	8.00%	1/5/2027	C$	96,704	68,874	74,348	1.67
						611,042	620,848	13.97
Interactive Media & Services
Bungie, Inc. (4)(11)	L + 6.25%	7.25%	8/28/2024		47,200	46,824	47,200	1.06
Internet & Direct Marketing Retail
Donuts, Inc. (4)(11)	L + 6.00%	7.00%	12/29/2026		325,760	320,336	324,131	7.29
IT Services
AI Altius Bidco, Inc. (4)(5)(7)(10)	L + 5.50%	6.25%	12/13/2028		6,218	6,074	6,060	0.14
Inovalon Holdings, Inc. (4)(7)(10)	L + 5.75%	6.50%	11/24/2028		103,533	100,841	100,806	2.27
Razor Holdco, LLC (4)(10)	L + 5.75%	6.50%	10/25/2027		47,800	46,874	46,844	1.05
Red River Technology, LLC (4)(7)(11)	L + 6.00%	7.00%	5/26/2027		81,604	80,264	78,951	1.78
Turing Holdco, Inc. (4)(5)(6)(8)	L + 6.00%	6.13%	8/3/2028		8,437	8,192	8,184	0.18
Turing Holdco, Inc. (4)(5)(6)(7)(8)	L + 6.00%	6.00%	8/3/2028		€10,880	12,062	11,860	0.27
						254,306	252,705	5.69

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Machinery
MHE Intermediate Holdings, LLC (4)(5)(7)(11)	L + 5.75%	6.75%	7/21/2027	3,304	3,236	3,233	0.07
Marine
Armada Parent, Inc. (4)(7)(10)	L + 5.75%	6.50%	10/29/2027	25,250	24,682	24,665	0.55
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc. (4)(6)(13)	L + 6.25%	7.75%	11/26/2024	150,862	149,549	150,862	3.39
Paper & Forest Products
Profile Products, LLC (4)(7)(10)	L + 5.50%	6.25%	11/12/2027	6,075	5,925	5,922	0.13
Professional Services
ALKU, LLC (4)(10)	L + 5.25%	6.00%	3/1/2028	79,643	78,914	79,245	1.78
ASP Endeavor Acquisition, LLC (4)(5)(9)	L + 6.50%	7.00%	5/3/2027	13,905	13,625	13,766	0.31
BPPH2 Limited (4)(5)(6)(8)	L + 6.75%	6.92%	3/2/2028	£26,300	35,487	35,978	0.81
CFGI Holdings, LLC (4)(7)(10)	L + 5.25%	6.00%	11/1/2027	7,675	7,494	7,489	0.17
Clearview Buyer, Inc. (4)(5)(7)(10)	L + 5.25%	6.00%	8/26/2027	17,339	16,969	16,947	0.38
Guidehouse, Inc. (4)(5)(7)(10)	L + 5.50%	6.25%	10/16/2028	346,154	342,793	342,692	7.71
HIG Orca Acquisition Holdings, Inc. (4)(5)(7)(11)	L + 6.00%	7.00%	8/17/2027	33,523	32,833	32,761	0.74
IG Investments Holdings, LLC (4)(5)(7)(10)	L + 6.00%	6.75%	9/22/2028	47,676	46,726	47,375	1.07
Kaufman Hall & Associates, LLC (4)(7)(10)	L + 5.50%	6.25%	12/14/2028	19,500	19,063	19,060	0.43
Material Holdings, LLC (4)(5)(7)(10)	L + 5.75%	6.50%	8/19/2027	27,416	26,873	26,838	0.60
Sherlock Buyer Corp. (4)(7)(8)	L + 5.75%	5.75%	12/8/2028	8,638	8,417	8,415	0.19
Titan Investment Company, Inc. (4)(5)(8)	L + 5.75%	5.96%	3/20/2027	42,460	40,729	42,672	0.96
Trinity Air Consultants Holdings Corp. (4)(7)(10)	L + 5.25%	6.00%	6/29/2027	69,311	67,797	67,656	1.52
Trinity Partners Holdings, LLC (4)(7)(10)	L + 5.75%	6.50%	12/21/2028	4,658	4,551	4,551	0.10
West Monroe Partners, LLC (4)(7)(10)	L + 5.50%	6.25%	11/8/2028	15,009	14,715	14,709	0.33
					756,987	760,154	17.10
Real Estate Management & Development
Cumming Group, Inc. (4)(7)(11)	L + 6.00%	7.00%	5/26/2027	55,072	53,548	54,820	1.23
Progress Residential PM Holdings, LLC (4)(7)(10)	L + 6.25%	7.00%	2/16/2028	70,324	68,756	71,027	1.60
					122,304	125,846	2.83
Road & Rail
Gruden Acquisition, Inc. (4)(5)(7)(11)	L + 5.25%	6.25%	7/1/2028	26,198	25,482	25,429	0.57

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Software
AxiomSL Group, Inc. (4)(7)(11)	L + 6.00%	7.00%	12/3/2027	42,545	41,669	41,571	0.93
Connatix Buyer, Inc. (4)(5)(7)(10)	L + 6.00%	6.75%	7/14/2027	37,718	36,822	36,746	0.83
Diligent Corporation (4)(11)	L + 5.75%	6.75%	8/4/2025	59,550	58,861	59,103	1.33
Episerver, Inc. (4)(5)(7)(11)	L + 5.50%	6.50%	4/9/2026	9,742	9,587	9,565	0.22
Experity, Inc. (4)(5)(7)(10)	L + 5.50%	6.25%	7/22/2027	8,527	8,352	8,338	0.19
GovernmentJobs.com, Inc. (4)(7)(10)	L + 5.50%	6.25%	12/1/2028	5,000	4,866	4,865	0.11
GraphPAD Software, LLC (4)(7)(11)	L + 5.50%	6.50%	4/27/2027	26,853	26,453	26,488	0.60
LD Lower Holdings, Inc. (4)(7)(11)	L + 6.50%	7.50%	2/8/2026	93,400	91,866	92,466	2.08
Mandolin Technology Intermediate Holdings, Inc. (4)(5)(7)(9)	L + 3.75%	4.25%	7/6/2028	8,700	8,566	8,558	0.19
Medallia, Inc. (4)(10)	L + 6.75% PIK	7.50%	10/29/2028	296,542	290,819	290,611	6.53
Monk Holding Co. (4)(7)(10)	L + 5.75%	6.50%	12/1/2027	4,889	4,743	4,744	0.11
MRI Software, LLC (5)(7)(11)	L + 5.50%	6.50%	2/10/2026	28,117	27,946	28,094	0.63
Nintex Topco Limited (4)(6)(10)	L + 5.75%	6.50%	11/13/2028	34,475	33,799	33,786	0.76
Relativity ODA, LLC (4)(7)(11)	L + 7.50% PIK	8.50%	5/12/2027	19,323	18,842	18,984	0.43
Relay Purchaser, LLC (4)(5)(7)(10)	L + 6.00%	6.75%	8/30/2028	50,000	48,982	49,304	1.11
Spitfire Parent, Inc. (4)(5)(11)	L + 5.50%	6.50%	3/11/2027	€10,448	12,406	11,762	0.26
Spitfire Parent, Inc. (4)(7)(11)	L + 5.50%	6.50%	3/11/2027	70,933	69,574	70,131	1.58
Stamps.com, Inc. (4)(10)	L + 5.75%	6.50%	10/5/2028	290,278	284,671	284,473	6.40
The NPD Group L.P. (4)(7)(10)	L + 6.00%	6.75%	11/9/2028	122,600	119,670	119,633	2.69
Triple Lift, Inc. (4)(7)(10)	L + 5.75%	6.50%	5/6/2028	48,755	47,732	48,114	1.08
					1,246,226	1,247,334	28.06
Specialty Retail
CustomInk, LLC (4)(11)	L + 6.21%	7.21%	5/3/2026	163,594	161,686	161,549	3.63
Technology Hardware, Storage & Peripherals
Lytx, Inc. (4)(11)	L + 6.75%	7.75%	2/28/2026	85,320	84,355	84,893	1.91
Trading Companies & Distributors
Porcelain Acquisition Corp. (4)(7)(11)	L + 6.00%	7.00%	4/30/2027	47,556	45,729	45,822	1.03
The Cook & Boardman Group, LLC (11)	L + 5.75%	6.75%	10/17/2025	49,712	49,421	48,494	1.09
					95,150	94,316	2.12

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Transportation Infrastructure
Capstone Logistics, LLC (7)(11)	L + 4.75%	5.75%	11/12/2027		5,615	5,575	5,628	0.13
Frontline Road Safety, LLC (4)(7)(10)	L + 5.75%	6.50%	5/3/2027		91,070	89,451	87,970	1.98
Helix TS, LLC (4)(7)(10)	L + 5.75%	6.50%	8/4/2027		36,193	35,514	35,469	0.80
Roadsafe Holdings, Inc. (4)(7)(11)	L + 5.75%	6.75%	10/19/2027		43,200	42,356	42,697	0.96
Safety Borrower Holdings LP (4)(5)(7)(11)	L + 5.75%	6.75%	9/1/2027		4,195	4,147	4,145	0.09
Sam Holding Co, Inc. (4)(7)(11)	L + 5.50%	6.50%	9/24/2027		38,305	37,372	37,323	0.84
Spireon, Inc. (4)(11)	L + 6.50%	7.50%	10/4/2024		22,733	22,601	22,733	0.51
TRP Infrastructure Services, LLC (4)(7)(11)	L + 5.50%	6.50%	7/9/2027		39,684	38,889	38,820	0.87
						275,905	274,783	6.18
Total First Lien Debt						$9,563,051	$9,621,939	216.36%
Second Lien Debt
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(11)	L + 8.75%	9.75%	12/31/2028		$7,517	$7,369	$7,517	0.17%
Health Care Providers & Services
Canadian Hospital Specialties Ltd. (4)(5)(6)(8)	8.75%	8.75%	4/15/2029	C$	10,533	8,274	8,318	0.19
Jayhawk Buyer, LLC (4)(11)	L + 8.75%	9.75%	10/15/2027		5,183	5,089	5,118	0.12
						13,363	13,437	0.31
Industrial Conglomerates
Victory Buyer, LLC (4)(9)	L + 7.00%	7.50%	11/19/2028		9,619	9,523	9,523	0.21
Insurance
Jones Deslauriers Insurance Management, Inc. (5)(6)(7)(9)	C + 7.50%	8.00%	3/26/2029	C$	25,495	19,778	20,295	0.46
IT Services
Inovalon Holdings, Inc. (4)(5)(10)	L + 10.50% PIK	11.25%	11/24/2033		9,182	8,909	8,907	0.20
Software
Mandolin Technology Intermediate Holdings, Inc. (4)(5)(9)	L + 6.50%	7.00%	7/6/2029		3,550	3,503	3,497	0.08
Total Second Lien Debt						$62,445	$63,175	1.43%
Warrants
Software
Mermaid EquityCo L.P. - Class B Units (4)					$4,551	$865	$7,645	0.17%
Total Warrants						$865	$7,645	0.17%
Equity
Aerospace & Defense
Corfin Holdco, Inc. - Common Stock (4)					2,137,866	$4,767	$9,535	0.21%

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity (continued)
Air Freight & Logistics
AGI Group Holdings LP - A2 Units (4)				902	902	971	0.02
Mode Holdings, L.P. - Class A-2 Common Units (4)				5,486,923	5,487	9,876	0.22
					6,389	10,847	0.24
Distributors
Box Co-Invest Blocker, LLC (4)				702,305	702	702	0.02
EIS Acquisition Holdings, LP - Class A Common Units (4)				6,292	3,358	6,764	0.15
					4,061	7,466	0.17
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests (4)				12,511,857	12,315	14,480	0.33
Deneb Ultimate Topco, LLC - Class A Units (4)				213	213	213	0.00
					12,528	14,693	0.33
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units (4)				6,930	5,877	5,877	0.13
Point Broadband Holdings, LLC - Class B Units (4)				369,255	1,053	1,052	0.02
					6,930	6,930	0.15
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units (4)				500	500	500	0.01
Health Care Providers & Services
Jayhawk Holdings, LP - A-1 Common Units (4)				2,201	392	579	0.01
Jayhawk Holdings, LP - A-2 Common Units (4)				1,185	211	312	0.01
					603	890	0.02
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest (4)				2,854,133	2,854	2,854	0.06
Professional Services
Guidehouse Holding Corp. - Preferred Equity (4)				15,440	15,133	15,789	0.36
OHCP V TC COI, LP. - LP Interest (4)				3,500,000	3,500	3,500	0.08
					18,633	19,289	0.44
Software
Connatix Parent, LLC - Class L Common Units (4)				42,045	462	462	0.01
Lobos Parent, Inc. - Series A Preferred Shares (4)				1,545	1,506	1,518	0.03
Mandolin Technology Holdings, Inc.- Series A Preferred Shares (4)				3,550	3,444	3,602	0.08
Mermaid Equity Co. L.P. - Class A-2 Common Units (4)				14,849,355	14,849	39,054	0.88
					20,261	44,637	1.00

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity (continued)
Specialty Retail
CustomInk, LLC - Series A Preferred Units (4)				384,520	5,200	6,272	0.14
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units (4)				27,536	2,909	2,628	0.06
Ncp Helix Holdings, LLC. - Preferred Shares (4)				369	372	397	0.01
					3,281	3,025	0.07
Total Equity Investments					$86,006	$126,937	2.84%
Total Investments - non-controlled/non-affiliated					$9,712,367	$9,819,696	220.80%
Investments - non-controlled/affiliated
Equity
Insurance
Blackstone Donegal Holdings LP - LP Interests (Westland Insurance Group LTD) (4)(5)(6)(14)					$32,759	$35,683	0.80%
Total Equity					$32,759	$35,683	0.80%
Total Investments - non-controlled/affiliated					$32,759	$35,683	0.80%
Total Investment Portfolio					$9,745,126	$9,855,379	221.59%
Cash and Cash Equivalents
Other Cash and Cash Equivalents					$102,879	$102,879	2.31%
Total Portfolio Investments, Cash and Cash Equivalents					$9,848,004	$9,958,258	223.90%
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

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)
(7)Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:

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

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

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

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

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

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

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
Effective on December 10, 2020, the Company changed its name from “Blackstone / GSO Secured Lending Fund" to “Blackstone Secured Lending Fund”.
On October 28, 2021, the Company closed its initial public offering (“IPO”). See "Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets" for further details.
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

As of June 30, 2022, the Company's consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”), BGSL Big Sky Funding LLC ("Big Sky Funding") and BGSL Investments LLC ("BGSL Investments").
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
Investments
Investment transactions are recorded on a trade date basis. Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.
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
Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. These market quotations are obtained from independent pricing services, if available, and otherwise from at least two principal market makers or primary market dealers.  To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges, as necessary, to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.  Examples of events that would cause market quotations to not reflect fair value could include cases when a security trades infrequently or not at all, causing a quoted purchase or sale price to become stale, or in the event of a “fire sale” by a distressed seller.  All price overrides require approval from the Board.
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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of June 30, 2022 and December 31, 2021, the Company had $39.9 million and $142.9 million, respectively, of receivables for investments sold. As of June 30, 2022 and December 31, 2021, the Company had $11.7 million and $36.2 million, respectively, of payables for investments purchased.
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
Foreign Currency Transactions

Amounts denominated in foreign currencies are translated into U.S. dollars on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates effective on the last day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into U.S. dollars based upon currency exchange rates prevailing on the transaction dates.

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

Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums.  Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method.  The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and six months ended June 30, 2022, the Company recorded $0.4 million and $1.4 million, respectively, in non-recurring interest income (e.g. prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and six months ended June 30, 2021, the Company recorded $6.2 million and $24.6 million, respectively, in non-recurring interest income.
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions.  PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity.  Such income is included in payment-in-kind interest income in the Consolidated Statements of Operations.  If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status.  When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income.  To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three and six months ended June 30, 2022, the Company recorded PIK income of $10.8 million and $19.5 million, respectively. For the three and six months ended June 30, 2021, the Company recorded PIK income of $0.4 million and $2.3 million, respectively.
Dividend Income
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. For the three and six months ended June 30, 2022, the Company recorded dividend income of $0.0 million and $5.9 million, respectively. For the three and six months ended June 30, 2021, the Company recorded dividend income of $0.0 million and $0.0 million, respectively.
Fee Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies.  Such fees are recognized as income when earned or the services are rendered. For the three and six months ended June 30, 2022, the Company recorded fee income of $1.3 million and $1.3 million, respectively. For the three and six months ended June 30, 2021 the Company recorded fee income of $4.0 million and $4.8 million, respectively.
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
Organization Expenses and Offering Expenses
The Company records expenses related to public equity offerings as a reduction of capital upon completion of an offering of registered securities. The costs associated with any renewals of a shelf registration statement will be expensed as incurred. During 2021, the Company incurred $1.6 million of offering costs relating to its IPO which were charged as a reduction of paid-in-capital.
Deferred Financing Costs and Debt Issuance Costs
Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings.  These expenses are deferred and amortized into interest expense over the life of the related debt instrument. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Statements of Assets and Liabilities.  Debt issuance costs related to any issuance of installment debt or notes are presented net against the outstanding debt balance of the related security.

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
For the three and six months ended June 30, 2022, the Company incurred $0.0 million and $1.4 million, respectively, of U.S. federal excise tax. For the three and six months ended June 30, 2021 the Company incurred $0.0 million and $(0.3) million, respectively, of U.S. federal excise tax.
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
The Company pays the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee is borne by the shareholders. The initial term of the Investment Advisory Agreement was two years from October 1, 2018, and on May 6, 2020 and May 6, 2021, it was renewed and approved by the Board, including a majority of trustees who are not parties to the Investment Advisory Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) (the “Independent Trustees”), for a one-year period. On October 18, 2021, the Board approved the amended and restated Investment Advisory Agreement for an initial term ending May 31, 2022. Unless terminated, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board and by the vote of a majority of the Independent Trustees. The Investment Advisory Agreement renewed on May 31, 2022 for a one-year period.
The Adviser has implemented a voluntary waiver effective from the consummation of the IPO to extend the Company’s pre-IPO fee structure for a period of two years. With the waiver in place, instead of having the base management fee and each incentive fee increase to 1.00% and 17.5%, respectively, following the IPO, each such fee will remain at 0.75% and 15.0% for a period of two years following the IPO (the “Waiver Period”). As a result of the fee waiver, the pre-listing management fee and incentive fee rates paid by the Company to the Adviser will not increase during the Waiver Period. Amounts waived by the Adviser are not subject to recoupment by the Adviser.
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
For the three and six months ended June 30, 2022, base management fees were $25.9 million and $51.5 million, respectively, of which $6.5 million and $12.9 million, respectively, were waived. For the three and six months ended June 30,

2021, base management fees were $13.3 million and $24.9 million, respectively, of which $0.0 million and $0.0 million, respectively, were waived. As of June 30, 2022 and December 31, 2021, $19.4 million and $17.8 million, respectively, was payable to the Adviser relating to management fees.
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
For the three and six months ended June 30, 2022 the Company accrued income based incentive fees of $20.9 million and $42.2 million, respectively, of which $3.0 million and $6.0 million, respectively, were waived. For the three and six months ended June 30, 2021 the Company accrued income based incentive fees of $13.8 million and $28.1 million, respectively, of which $0.0 million and $0.0 million, respectively, were waived. As of June 30, 2022 and December 31, 2021, $17.9 million and $19.8 million, respectively, was payable to the Adviser for income based incentive fees.
For the three and six months ended June 30, 2022, the Company accrued capital gains incentive fees of $(3.9) million and $(3.2) million, respectively. For the three and six months ended June 30, 2021, the Company accrued capital gains incentive fees of $6.8 million and $12.2 million, respectively. As of June 30, 2022 and December 31, 2021, the Company had accrued capital gains incentive fees of $14.2 million and $17.4 million, respectively, none of which was payable on such date under the Investment Advisory Agreement.
Administration Agreement
On October 1, 2018, the Company entered into an Administration Agreement with the Administrator. Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the United States Securities and Exchange Commission (“SEC”), preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Administrator may also offer to provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The initial term of the agreement was two years from October 1, 2018, and on May 6, 2020, May 6, 2021 and May 6, 2022 it was renewed and approved by the Board and a majority of the Independent Trustees for one-year periods. Unless terminated, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is approved at least annually by (i) the vote of the Board or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Independent Trustees. The Administration Agreement renewed on May 6, 2022 for a one-year period.
For providing these services, the Company will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, information technology, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three and six months ended June 30, 2022 and 2021.
For the three and six months ended June 30, 2022, the Company incurred $0.3 million and $1.2 million, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statements of Operations. For the three and six months ended June 30, 2021, the Company incurred $0.6 million and $1.1 million, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statements of Operations. As of June 30, 2022 and December 31, 2021, $0.6 million and $1.1 million, respectively, was unpaid and included in "due to affiliates" in the Consolidated Statements of Assets and Liabilities.
Sub-Administration and Custody Agreement
On October 1, 2018, the Administrator entered into a sub-administration agreement (the “Sub-Administration Agreement”) with State Street Bank and Trust Company (the “Sub-Administrator”) under which the Sub-Administrator provides various accounting and administrative services to the Company.  The Sub-Administrator also serves as the Company’s custodian (the “Custodian”).  The initial term of the Sub-Administration Agreement was two years from the effective date and after expiration of the initial term and the Sub-Administration Agreement shall automatically renew for successive one-year periods, unless a written notice of non-renewal is delivered prior to 120 days prior to the expiration of the initial term or renewal term.
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
The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's commencement of operations:

For the Quarters Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
December 31, 2018	$1,696	$(1,696)	$—
March 31, 2019	570	(570)	—
Total	$2,266	$(2,266)	$—
As of June 30, 2022 and 2021, there were no unreimbursed Expense Payments remaining.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$9,826,625	$9,842,263	97.60%	$9,563,051	$9,621,939	97.63%
Second lien debt	70,369	68,699	0.68	62,445	63,175	0.64
Equity investments	124,146	173,940	1.72	119,630	170,265	1.73
Total	$10,021,140	$10,084,902	100.00%	$9,745,126	$9,855,379	100.00%

The industry composition of investments at fair value was as follows:

	June 30, 2022	December 31, 2021
Aerospace & Defense	4.65%	5.02%
Air Freight & Logistics	5.03	5.30
Building Products	3.33	4.06
Chemicals	1.08	1.12
Commercial Services & Supplies	7.38	6.75
Construction & Engineering	0.42	0.30
Containers & Packaging	0.19	0.19
Distributors	4.65	4.52
Diversified Consumer Services	3.55	3.53
Diversified Financial Services	1.31	1.37
Diversified Telecommunication Services	0.91	0.93
Electrical Equipment	1.95	2.68
Electronic Equipment, Instruments & Components	1.04	1.10
Electric Utilities	0.31	0.32
Energy Equipment & Services	0.63	0.66
Health Care Equipment & Supplies	0.51	0.51
Health Care Providers & Services	13.69	13.97
Health Care Technology	3.47	3.37
Industrial Conglomerates	0.09	0.10
Insurance	7.26	6.87
Interactive Media & Services	0.47	0.48
Internet & Direct Marketing Retail	3.21	3.29
IT Services	2.73	2.68
Machinery	0.04	0.03
Marine	0.24	0.25
Oil, Gas & Consumable Fuels	1.50	1.53
Paper & Forest Products	0.06	0.06
Professional Services	8.04	7.91
Real Estate Management & Development	1.37	1.28
Road & Rail	0.16	0.26
Software	13.82	13.22
Specialty Retail	1.66	1.70
Technology Hardware, Storage & Peripherals	0.81	0.86
Trading Companies & Distributors	1.01	0.96
Transportation Infrastructure	3.43	2.82
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$9,290,842	$9,361,229	92.82%	214.95%
Canada	524,736	527,481	5.23	12.11
Europe	205,562	196,192	1.95	4.50
Total	$10,021,140	$10,084,902	100.00%	231.56%

	December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$9,214,101	$9,311,386	94.48%	209.36%
Canada	481,348	494,037	5.01	11.11
Germany	49,677	49,956	0.51	1.12
Total	$9,745,126	$9,855,379	100.00%	221.59%

As of June 30, 2022 and December 31, 2021, no loans in the portfolio were on non-accrual status.

As of June 30, 2022 and December 31, 2021, on a fair value basis, approximately 99.9% and 99.9%, respectively, of our performing debt investments bore interest at a floating rate and approximately 0.1% and 0.1%, respectively, of our performing debt investments bore interest at a fixed rate.
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
The following table presents the fair value hierarchy of financial instruments:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$239,890	$9,602,373	$9,842,263
Second lien debt	—	20,691	48,008	68,699
Equity investments	—	—	173,940	173,940
Total	$—	$260,581	$9,824,321	$10,084,902

	December 31, 2021
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$333,755	$9,288,184	$9,621,939
Second lien debt	—	20,295	42,880	63,175
Equity investments	—	—	170,265	170,265
Total	$—	$354,050	$9,501,329	$9,855,379
The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended June 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$9,541,813	$43,243	$175,146	$9,760,202
Purchases of investments	284,209	5,130	2,019	291,358
Proceeds from principal repayments and sales of investments	(215,563)	—	—	(215,563)
Accretion of discount/amortization of premium	9,587	32	—	9,619
Net realized gain (loss)	2,259	—	—	2,259
Net change in unrealized appreciation (depreciation)	(32,854)	(407)	(3,225)	(36,486)
Transfers into Level 3 (1)	33,547	10	—	33,557
Transfers out of Level 3 (1)	(20,625)	—	—	(20,625)
Fair value, end of period	$9,602,373	$48,008	$173,940	$9,824,321
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2022 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$(32,481)	$(408)	$(3,225)	$(36,114)

	Six Months Ended June 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$9,288,184	$42,880	$170,265	$9,501,329
Purchases of investments	536,549	5,392	9,282	551,223
Proceeds from principal repayments and sales of investments	(248,575)	—	(10,687)	(259,262)
Accretion of discount/amortization of premium	18,802	63	—	18,865
Net realized gain (loss)	2,197	—	5,920	8,117
Net change in unrealized appreciation (depreciation)	(32,561)	(327)	(840)	(33,728)
Transfers into Level 3 (1)	37,777	—	—	37,777
Transfers out of Level 3 (1)	—	—	—	—
Fair value, end of period	$9,602,373	$48,008	$173,940	$9,824,321
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2022 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$(32,383)	$(327)	$3,927	$(28,783)

	Three Months Ended June 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$5,334,707	$26,588	$59,892	$5,421,187
Purchases of investments	1,447,878	13,192	8,322	1,469,392
Proceeds from principal repayments and sales of investments	(200,564)	—	—	(200,564)
Accretion of discount/amortization of premium	6,883	30	—	6,913
Net realized gain (loss)	1,767	—	—	1,767
Net change in unrealized appreciation (depreciation)	34,446	389	8,998	43,833
Transfers into Level 3 (1)	111,555	—	—	111,555
Transfers out of Level 3 (1)	(130,620)	—	—	(130,620)
Fair value, end of period	$6,606,052	$40,199	$77,212	$6,723,463
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2021	$38,751	$389	$8,998	$48,138

	Six Months Ended June 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$4,728,478	$24,003	$32,844	$4,785,325
Purchases of investments	2,379,464	33,053	33,966	2,446,483
Proceeds from principal repayments and sales of investments	(577,753)	(17,900)	—	(595,653)
Accretion of discount/amortization of premium	21,453	392	—	21,845
Net realized gain (loss)	2,391	—	—	2,391
Net change in unrealized appreciation (depreciation)	52,019	651	10,402	63,072
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—
Fair value, end of period	$6,606,052	$40,199	$77,212	$6,723,463
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2021	$58,881	$1,188	$10,402	$70,471
(1)For the three and six months ended June 30, 2022 and 2021, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$9,314,085	Yield analysis	Discount rate	6.81%	15.28%	9.48%
	288,288	Market quotations	Broker quoted price	95.50	101.00	99.05
	9,602,373
Investments in second lien debt	48,008	Yield analysis	Discount rate	7.76%	13.89%	11.21%
Investments in warrant	8,282	Option pricing model	Expected volatility	25.00%	25.00%	25.00%
Investments in equity	120,811	Market approach	Performance multiple	7.00x	29.75x	12.24x
	12,239	Option pricing model	Expected volatility	29.07%	48.00%	35.89%
	32,608	Yield analysis	Discount rate	11.35%	13.60%	12.64%
	165,658
Total	$9,824,321

	December 31, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$9,112,573	Yield analysis	Discount rate	4.68%	9.99%	7.52%
	175,611	Market quotations	Broker quoted price	99.75	100.50	99.93
	9,288,184
Investments in second lien debt	42,880	Yield analysis	Discount rate	8.15%	13.04%	10.02%
Investments in warrant	7,645	Option pricing model	Expected volatility	25.00%	25.00%	25.00%
Investments in equity	120,301	Market approach	Performance multiple	7.25x	31.28x	12.67x
	11,152	Option pricing model	Expected volatility	30.00%	49.00%	37.19%
	31,167	Yield analysis	Discount rate	10.89%	12.19%	11.81%
	162,620
Total	$9,501,329

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
Financial Instruments Not Carried at Fair Value
Debt

The fair value of the Company’s credit facilities, which would be categorized as Level 3 within the fair value hierarchy, as of June 30, 2022 and December 31, 2021, approximates their carrying value as the credit facilities have variable interest based on selected short term rates.

The fair value of the Company’s 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes (as defined in Note 6), which would be categorized as Level 2 within the fair value hierarchy, as of June 30, 2022 was $392.2 million, $729.9 million, $612.1 million, $544.2 million and $524.8 million, respectively, based on vendor pricing received by the Company. As of December 31, 2021, the fair value of the Company’s 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes was $412.5 million, $835.4 million, $700.6 million, $633.1 million and $634.2 million, respectively.

Other

The carrying amounts of the Company’s other assets and liabilities approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
Note 6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2022 and December 31, 2021, the Company’s asset coverage was 174.7% and 180.2%, respectively.
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
As of June 30, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.
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
Breckenridge Funding Facility
On December 21, 2018, Breckenridge Funding, the Company’s wholly-owned subsidiary that holds primarily syndicated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended on June 11, 2019, August 2, 2019, September 27, 2019, April 13, 2020, October 5, 2021, February 28, 2022 and May 19, 2022, and as further amended from time to time, the “Breckenridge Funding Facility”) with BNP Paribas (“BNP”). BNP serves as administrative agent, Wells Fargo Bank, National Association serves as collateral agent and the Company serves as servicer under the Breckenridge Funding Facility.
Advances under the Breckenridge Funding Facility bear interest at a per annum rate equal to the three-month Term SOFR (or other Base Rate) in effect, plus an applicable margin of 1.70%, 2.05% or 2.30% per annum, as applicable, depending on the nature of the advances being requested under the facility. Breckenridge Funding will pay a commitment fee of 0.70% per annum if the unused facility amount is greater than 50% or 0.35% per annum if the unused facility amount is less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments until December 21, 2022, in addition to certain other fees as agreed between Breckenridge Funding and BNP.

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
Big Sky Funding Facility
On December 10, 2019, Big Sky Funding, the Company’s wholly-owned subsidiary, entered into a senior secured revolving credit facility (which was subsequently amended on December 30, 2020 and September 30, 2021 and amended and restated on June 29, 2022, and as further amended from time to time, the (“Big Sky Funding Facility”) with Bank of America, N.A. (“Bank of America”). Bank of America serves as administrative agent, Wells Fargo Bank, N.A. serves as collateral administrator and the Company serves as manager under the Big Sky Funding Facility.
Advances under the Big Sky Funding Facility bear interest at a per annum rate equal to the one-month Term SOFR in effect, plus the applicable margin of 1.80% per annum. Big Sky Funding is required to utilize a minimum percentage of the financing commitments (the “Minimum Utilization Amount”), which amount increases in three-month intervals from 20% six months after the closing date of the Big Sky Funding Facility to 80% 15 months after the closing date of the Revolving Credit Facility and thereafter. Unused amounts below the Minimum Utilization Amount accrue a fee at a rate of 1.60% per annum. In addition, Big Sky Funding will pay an unused fee of 0.45% per annum on the daily unused amount of the financing commitments in excess of the Minimum Utilization Amount, commencing three months after the closing date of the Big Sky Funding Facility.
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
Revolving Credit Facility
On June 15, 2020, the Company entered into a senior secured revolving credit facility (which was subsequently amended and restated on June 28, 2022 and as further amended from time to time, the “Revolving Credit Facility”) with Citibank, N.A. (“Citi”). Citi serves as administrative agent and collateral agent.

The Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $550 million. Effective June 29, 2020, the maximum commitment amount of the Revolving Credit Facility increased to $650 million. Effective November 3, 2020, the maximum commitment amount of the Revolving Credit Facility increased to $745 million. Effective June 30, 2021, the maximum commitment amount of the Revolving Credit Facility increased to $1,275 million. Effective August 4, 2021, the maximum commitment amount of the Revolving Credit Facility increased to $1,325 million. Effective June 28, 2022, the maximum commitment amount of the Revolving Credit Facility increased to $1,625 million. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. The Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $175 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries in the ordinary course of business. Availability of the revolver under the Revolving Credit Facility will terminate on June 28, 2026 and all amounts outstanding under the Revolving Credit Facility must be repaid by June 28, 2027 pursuant to an amortization schedule.

Loans under the Revolving Credit Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by Citi, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.5%, and (c) one month adjusted term SOFR plus 1% per annum) plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 0.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.875%, and (y) for all other loans, the applicable benchmark rate for the related Interest Period for such Borrowing plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 1.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.875%. The Company will pay an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. The Company will pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the Revolving Credit Facility.

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
As of June 30, 2022, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

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

As of June 30, 2022, the Company was in compliance with all covenants and other requirements of the Unsecured Notes.

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
The Company’s outstanding debt obligations were as follows:

	June 30, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility(3)	$400,000	$358,806	$358,806	$41,194	$41,194
Breckenridge Funding Facility	825,000	615,780	615,780	209,220	209,220
Big Sky Funding Facility	500,000	499,606	499,606	394	394
Revolving Credit Facility(4)	1,625,000	1,154,501	1,154,501	470,499	470,499
2023 Notes(5)	400,000	400,000	397,771	—	—
2026 Notes(5)	800,000	800,000	793,649	—	—
New 2026 Notes(5)	700,000	700,000	692,544	—	—
2027 Notes(5)	650,000	650,000	637,280	—	—
2028 Notes(5)	650,000	650,000	638,256	—	—
Total	$6,550,000	$5,828,693	$5,788,193	$721,307	$721,307

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility(3)	$400,000	$361,007	$361,007	$38,993	$38,993
Breckenridge Funding Facility	825,000	568,680	568,680	256,320	256,320
Big Sky Funding Facility	500,000	499,606	499,606	394	394
Revolving Credit Facility(4)	1,325,000	915,035	915,035	409,965	271,585
2023 Notes(5)	400,000	400,000	396,702	—	—
2026 Notes(5)	800,000	800,000	792,757	—	—
New 2026 Notes(5)	700,000	700,000	691,662	—	—
2027 Notes(5)	650,000	650,000	635,860	—	—
2028 Notes(5)	650,000	650,000	637,324	—	—
Total	$6,250,000	$5,544,328	$5,498,633	$705,672	$567,292
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2022, the Company had borrowings denominated in Euros (EUR) of 23.2 million. As of December 31, 2021, the Company had borrowings denominated in Euros (EUR) of 23.3 million.
(4)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2022, the Company had borrowings denominated in Canadian Dollars (CAD), Euros (EUR) and British Pounds (GBP) of 301.8 million, 95.9 million and 58.6 million, respectively. As of December 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD), Euros (EUR) and British Pounds (GBP) of 256.3 million, 18.6 million and 49.8 million, respectively.
(5)The carrying value of the Company's 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes is presented net of unamortized debt issuance costs of $2.2 million, $6.4 million, $7.5 million, $12.7 million and $11.7 million, respectively, as of June 30, 2022. The carrying value of the Company's 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes is presented net of unamortized debt issuance costs of $3.3 million, $7.2 million, $8.3 million, $14.1 million and $12.7 million, respectively, as of December 31, 2021.
As of June 30, 2022 and December 31, 2021, $40.9 million and $38.6 million, respectively, of interest expense and $0.3 million and $0.5 million, respectively, of unused commitment fees were included in interest payable. For the three and six months ended June 30, 2022, the weighted average interest rate on all borrowings outstanding was 3.05% and 2.94% (including unused fees and accretion of net discounts on unsecured debt), respectively, and the average principal debt outstanding was $5,758.2 million and $5,690.4 million, respectively. For the three and six months ended June 30, 2021, the weighted average interest rate on all borrowings outstanding was 3.06% and 3.06% (including unused fees and accretion of net discounts on unsecured debt), respectively, and the average principal debt outstanding was $3,451.2 million and $3,068.1 million, respectively.
The components of interest expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Borrowing interest expense	$41,300	$24,627	$77,796	$43,390
Facility unused fees	306	583	690	1,394
Amortization of financing costs and debt issuance costs	1,170	722	2,309	1,399
Accretion of original issue discount	2,308	1,235	4,590	2,130
Total Interest Expense	$45,084	$27,167	$85,385	$48,313
Cash paid for interest expense	$14,864	$9,322	$76,306	$24,512

Note 7. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2022 and December 31, 2021, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $1,073.9 million and $1,407.3 million, respectively.

Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle's allocation may change prior to the date of funding. In this regard, as of June 30, 2022 and December 31, 2021, the Company estimates that $227.6 million and $290.5 million, respectively, of investments that were committed but not yet funded.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2022 and December 31, 2021, management is not aware of any pending or threatened material litigation.
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
Distributions
The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2022 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
October 18, 2021	January 18, 2022	May 13, 2022	$0.1000	$16,927	(1)
October 18, 2021	March 16, 2022	May 13, 2022	0.1500	25,454	(1)
February 23, 2022	March 31, 2022	May 13, 2022	0.5300	89,937
October 18, 2021	May 16, 2022	August 12, 2022	0.2000	33,995	(1)
May 2, 2022	June 30, 2022	August 12, 2022	0.5300	89,169
Total distributions			$1.5100	$255,482
(1)Represents a special distribution.

On October 18, 2021, the Board also declared the following special distributions:

Record Date	Payment Date	Per Share Amount
July 18, 2022	November 14, 2022	$0.20

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
The following table summarizes the amounts received and shares issued to shareholders who have not opted out of the Company's DRIP during the six months ended June 30, 2022 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 31, 2022	$11,469	417,379
May 13, 2022	16,501	640,829
Total distributions	$27,970	1,058,208
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

The following table summarizes the shares repurchased under the Company 10b5-1 Plan during the three months ended June 30, 2022 (dollars in thousands except share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 - April 30, 2022	—	$—	—	$262,000
May 1 - May 31, 2022	774,558	$25.24	774,558	$242,447
June 1 - June 30, 2022	1,313,782	$24.49	1,313,782	$210,275
Total Repurchases	2,088,340		2,088,340

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

•prior to May 1, 2022, a shareholder was not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber 75% of the common shares held by such shareholder prior to the IPO (and any DRIP shares received with respect to such common shares); and

•prior to July 1, 2022, a shareholder was not permitted to transfer (whether by sale, gift, merger, by operation of law or otherwise), exchange, assign, pledge, hypothecate or otherwise dispose of or encumber 50% of the common shares held by such shareholder prior to the date of the IPO (and any DRIP shares received with respect to such common shares).

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

Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net increase (decrease) in net assets resulting from operations	$79,591	$116,695	$186,831	$228,462
Weighted average shares outstanding (basic and diluted)	169,426,422	133,789,760	169,489,006	131,889,042
Earnings (loss) per common share (basic and diluted)	$0.47	$0.87	$1.10	$1.73

Note 10. Financial Highlights
The following are the financial highlights for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Per Share Data:
Net asset value, beginning of period	$26.27	$25.20
Net investment income (1)	1.23	1.12
Net unrealized and realized gain (loss) (2)	(0.10)	0.60
Net increase (decrease) in net assets resulting from operations	1.13	1.72
Distributions declared (3)	(1.51)	(1.00)
Total increase (decrease) in net assets	(0.38)	0.72
Net asset value, end of period	$25.89	$25.92
Shares outstanding, end of period	168,243,901	144,314,260
Total return based on NAV (4)	4.36%	6.89%
Total return based on market value (5)	(26.98)%	N/A
Ratios:
Ratio of net expenses to average net assets (6)	7.37%	6.97%
Ratio of net investment income to average net assets (6)	9.31%	8.67%
Portfolio turnover rate	3.48%	14.52%
Supplemental Data:
Net assets, end of period	$4,355,073	$3,741,102
Asset coverage ratio	174.7%	198.9%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)For the six months ended June 30, 2022 and 2021, the amount shown does not correspond with the aggregate amount for the period as it includes a $0.03 and $(0.02) impact, respectively, from the effect of the timing of capital transactions.
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
(6)Amounts are annualized except for expense support amounts relating to organizational costs. For the six months ended June 30, 2022 and 2021, the ratio of total operating expenses to average net assets was 7.79% and 6.97%, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser which represented (0.42)% and 0.00%, respectively, of average net assets.
Note 11. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements.  There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of June 30, 2022, except as discussed below.
On August 2, 2022, the Board declared a distribution of $0.53 per share, which is payable on November 14, 2022 to shareholders of record as of September 30, 2022.
Since June 30, 2022, the Company repurchased approximately 2,952,086 of its shares for $68.9 million under the Share Repurchase Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “Item 1. Financial Statements.”  This discussion contains forward-looking statements, which relate to future events our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2021 as updated by the Company's periodic filings with the Securities and Exchange Commission.
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
Revenues
We generate revenues in the form of interest income from the debt securities we hold and dividends. Our debt investments typically have a term of five to eight years and bear interest at floating rates on the basis of a benchmark such as LIBOR, SOFR or SONIA. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments may provide for deferred interest payments or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date.

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
From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, Administrator or such affiliates thereof for any such amounts. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. In this regard, the Administrator has waived the right to be reimbursed for rent and related occupancy costs. However, the Administrator may seek reimbursement for such costs in future periods. All of the foregoing expenses will ultimately be borne by our shareholders.
Costs and expenses of the Administrator and the Adviser that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.
On December 12, 2018, we entered into an Expense Support Agreement with the Adviser. The Expense Support Agreement provides that, at such times as the Adviser determines, the Adviser may pay certain Expense Payments on behalf of us, provided that no portion of the payment will be used to pay any of our interest expense. Such Expense Payment must be made in any combination of cash or other immediately available funds no later than forty-five days after a written commitment from the Adviser to pay such expense, and/or by an offset against amounts due from us to the Adviser or its affiliates. Following any calendar quarter in which Available Operating Funds (as defined in the Expense Support Agreement) exceed Excess Operating Funds, we shall pay Reimbursement Payments to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter have been reimbursed. The amount of the Reimbursement Payment for any calendar quarter shall equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by us to the Adviser. The Expense Support Agreement provides additional restrictions on the amount of each Reimbursement Payment for any calendar quarter. The Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, so that such Reimbursement Payment may be reimbursable in a future calendar quarter. As of June 30, 2022 there were no unreimbursed Expense Payments remaining.
Portfolio and Investment Activity
For the three months ended June 30, 2022, we acquired $326.0 million aggregate principal amount of investments (including $19.0 million of unfunded commitments), $318.8 million of which was first lien debt, $4.9 million of which was second lien debt and $2.3 million of which was equity.
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

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended June 30,
	2022	2021
Investments:
Total investments, beginning of period	$9,916,379	$6,063,216
New investments purchased	296,343	1,496,134
Payment-in-kind interest capitalized	9,861	—
Net accretion of discount on investments	10,079	9,681
Net realized gain (loss) on investments	2,478	3,682
Investments sold or repaid	(214,000)	(302,401)
Total investments, end of period	$10,021,140	$7,270,312
Amount of investments funded at principal:
First lien debt investments	$299,774	$1,497,480
Second lien debt investments	4,920	15,717
Unsecured debt	—	14,248
Equity investments	2,295	4,957
Total	$306,989	$1,532,402
Proceeds from investments sold or repaid:
First lien debt investments	$(214,000)	$(290,736)
Unsecured debt	—	(11,665)
Total	$(214,000)	$(302,401)
Number of portfolio companies	163	111
Weighted average yield of new investment commitments(4)	7.72%	6.91%
Weighted average yield on investments fully sold or paid down(4)	6.06%	8.08%
Weighted average yield on debt and income producing investments, at cost(1)(2)	7.84%	7.48%
Weighted average yield on debt and income producing investments, at fair value(1)(2)	7.82%	7.40%
Average loan to value (LTV)(3)	46.38%	44.19%
Percentage of debt investments bearing a floating rate	99.91%	99.70%
Percentage of debt investments bearing a fixed rate	0.09%	0.30%
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
(2)As of June 30, 2022 and 2021, the weighted average total portfolio yield at cost was 7.74% and 7.41%, respectively. The weighted average total portfolio yield at fair value was 7.69% and 7.33%, respectively.
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
(4)Weighted average yield for new investment commitments or investments fully sold or paid down, as applicable, on originated loans.
As of June 30, 2022, our portfolio companies had a weighted average annual revenue of $528.6 million and weighted average annual EBITDA of $149.3 million. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

Our investments consisted of the following (dollar amounts in thousands):

	June 30, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$9,826,625	$9,842,263	97.60%	$9,563,051	$9,621,939	97.63%
Second lien debt	70,369	68,699	0.68	62,445	63,175	0.64
Equity investments	124,146	173,940	1.72	119,630	170,265	1.73
Total	$10,021,140	$10,084,902	100.00%	$9,745,126	$9,855,379	100.00%

As of June 30, 2022 and December 31, 2021, no loans in the portfolio were on non-accrual status.

As of June 30, 2022 and December 31, 2021, on a fair value basis, approximately 99.9% and 99.9%, respectively, of our performing debt investments bore interest at a floating rate and approximately 0.1% and 0.1%, respectively, of our performing debt investments bore interest at a fixed rate.
Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total investment income	$186,991	$135,097	$372,588	$265,807
Net expenses	81,725	63,688	163,233	118,763
Net investment income before excise tax	105,266	71,409	209,355	147,044
Excise tax expense	—	—	1,386	(282)
Net investment income after excise tax	105,266	71,409	207,969	147,326
Net unrealized appreciation (depreciation)	(27,977)	41,943	(29,389)	73,995
Net realized gain (loss)	2,302	3,343	8,251	7,141
Net increase (decrease) in net assets resulting from operations	$79,591	$116,695	$186,831	$228,462
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$174,855	$130,774	$345,844	$258,724
Payment-in-kind interest income	10,808	362	19,494	2,279
Dividend income	—	—	5,908	—
Fee income	1,328	3,961	1,342	4,804
Total investment income	$186,991	$135,097	$372,588	$265,807
Total investment income increased to $187.0 million for the three months ended June 30, 2022 from $135.1 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments. The size of our investment portfolio at fair value increased to $10,084.9 million at June 30, 2022 from $7,356.6 million at June 30, 2021. Additionally, for the three months ended June 30, 2022, we accrued $0.4 million of non-recurring interest income (e.g. prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts) as compared to $6.2 million for the same period in the prior year. For the three months ended June 30, 2022 and 2021, payment-in-kind income represented 5.8% and 0.3% of investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Total investment income increased to $372.6 million for the six months ended June 30, 2022 from $265.8 million for the same period in the prior year primarily driven by our deployment of capital and the increased balance of our investments partially offset by lower weighted average yield on our investments and lower prepayment related income. The size of our investment portfolio at fair value increased to $10,084.9 million at June 30, 2022 from $7,356.6 million at June 30, 2021. Additionally, for the six months ended June 30, 2022, we accrued $1.4 million of non-recurring interest income (e.g. prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts) as compared to $24.6 million for the same period in the prior year. For the six months ended June 30, 2022 and 2021, payment-in-kind income represented 5.2% and 0.9% of investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
As the impact of COVID-19 persists, it could cause operational and/or liquidity issues at our portfolio companies which could restrict their ability to make cash interest payments. Additionally, we may experience full or partial losses on our investments which may ultimately reduce our investment income in future periods. In addition, the rise in interest rates in order to control inflation may correlate to increases or decreases in our net income. Increases in interest rates may adversely affect our existing borrowers.
Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense	$45,084	$27,167	$85,385	$48,313
Management fees (Note 3)	25,892	13,272	51,528	24,949
Income based incentive fee	20,880	13,800	42,164	28,146
Capital gains incentive fee	(3,851)	6,793	(3,170)	12,171
Professional fees	1,058	654	1,765	1,242
Board of Trustees' fees	209	144	390	275
Administrative service expenses	349	630	1,189	1,122
Other general and administrative	1,560	1,228	2,887	2,545
Excise tax expense	—	—	1,386	(282)
Total expenses (including excise tax expense)	91,181	63,688	183,524	118,481
Management fees waived	(6,473)	—	(12,882)	—
Incentive fees waived	(2,983)	—	(6,023)	—
Net expenses (including excise tax expense)	$81,725	$63,688	$164,619	$118,481
Interest Expense
Total interest expense (including unused fees and other debt financing expenses), increased to $45.1 million for the three months ended June 30, 2022 from $27.2 million for the same period in the prior year primarily driven by increased borrowings under our credit facilities and our unsecured bond issuances. The average principal debt outstanding increased to $5,758.2 million for the three months ended June 30, 2022 from $3,451.2 million for the same period in the prior year, partially offset by a decrease in our weighted average interest rate to 3.05% for the three months ended June 30, 2022 from 3.06% for the same period in the prior year.
Total interest expense (including unused fees and other debt financing expenses), increased to $85.4 million for the six months ended June 30, 2022 from $48.3 million for the same period in the prior year primarily driven by increased borrowings under our credit facilities and our unsecured bond issuances. The average principal debt outstanding increased to $5,690.4 million for the six months ended June 30, 2022 from $3,068.1 million for the same period in the prior year, partially offset by a decrease in our weighted average interest rate to 2.94% for the six months ended June 30, 2022 from 3.06% for the same period in the prior year.

Management Fees
Management fees increased to $25.9 million for the three months ended June 30, 2022 from $13.3 million for the same period in the prior year primarily due to an increase in gross assets. The Adviser voluntarily waived management fees following the IPO such that the management fee will remain at 0.75% for a period of two years following the IPO (versus the contractual rate of 1.00%), which resulted in waivers of $6.5 million and $0.0 million for the three months ended June 30, 2022 and 2021, respectively.
Management fees increased to $51.5 million for the six months ended June 30, 2022 from $24.9 million for the same period in the prior year primarily due to an increase in gross assets. The Adviser voluntarily waived management fees following the IPO such that the management fee will remain at 0.75% for a period of two years following the IPO (versus the contractual rate of 1.00%), which resulted in waivers of $12.9 million and $0.0 million for the six months ended June 30, 2022 and 2021, respectively.
Our total gross assets increased to $10,382.7 million at June 30, 2022 from $7,652.8 million at June 30, 2021.
Income Based Incentive Fees
Income based incentive fees increased to $20.9 million for the three months ended June 30, 2022 from $13.8 million for the same period in the prior year primarily due to our deployment of capital. The Adviser voluntarily waived incentive fees following the IPO such that the fee will remain at 15.0% for a period of two years following the IPO (versus the contractual rate of 17.5%), which resulted in waivers of $3.0 million and $0.0 million for the three months ended June 30, 2022 and 2021, respectively. Pre-incentive fee net investment income increased to $119.3 million for the three months ended June 30, 2022 from $92.0 million for the same period in the prior year.
Income based incentive fees increased to $42.2 million for the six months ended June 30, 2022 from $28.1 million for the same period in the prior year primarily due to our deployment of capital. The Adviser voluntarily waived incentive fees following the IPO such that the fee will remain at 15.0% for a period of two years following the IPO (versus the contractual rate of 17.5%), which resulted in waivers of $6.0 million and $0.0 million for the six months ended June 30, 2022 and 2021, respectively. Pre-incentive fee net investment income increased to $240.9 million for the six months ended June 30, 2022 from $187.6 million for the same period in the prior year.
Capital Gains Based Incentive Fees
We accrued capital gains incentive fees of $(3.9) million for the three months ended June 30, 2022 compared to $6.8 million for the same period in the prior year, primarily due to net realized and unrealized losses for the three months ended June 30, 2022 as compared to net realized and unrealized gains for the same period in the prior year.
We accrued capital gains incentive fees of $(3.2) million for the six months ended June 30, 2022 compared to $12.2 million for the same period in the prior year, primarily due to net realized and unrealized losses for the six months ended June 30, 2022 as compared to net realized and unrealized gains for the same period in the prior year.
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
Total other expenses increased to $3.2 million for the three months ended June 30, 2022 from $2.7 million for the same period in the prior year primarily driven by an increase in our administrative service expenses which was attributable to growth in the investment portfolio.

Total other expenses increased to $6.2 million for the six months ended June 30, 2022 from $5.2 million for the same period in the prior year primarily driven by an increase in our administrative service expenses which was attributable to growth in the investment portfolio.
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
For the three and six months ended June 30, 2022, we incurred $0.0 million and $1.4 million, respectively, of U.S. federal excise tax. For the three and six months ended June 30, 2021 we incurred $0.0 million and $(0.3) million, respectively, of U.S. federal excise tax.
Net Unrealized Gain (Loss)
Net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net unrealized gain (loss) on investments	$(27,644)	$41,831	$(29,791)	$74,597
Net unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(333)	112	402	(602)
Net unrealized gain (loss)	$(27,977)	$41,943	$(29,389)	$73,995

For the three months ended June 30, 2022, the net unrealized loss was primarily driven by an decrease in the fair value of our debt investments during the period. The fair value of our debt investments as a percentage of principal decreased by 0.1% as compared to a 0.7% increase in fair value of our debt investments for the same period in prior year driven in part by rising rates and inflation during the three months ended June 30, 2022.

For the six months ended June 30, 2022, the net unrealized loss was primarily driven by an decrease in the fair value of our debt investments during the period. The fair value of our debt investments as a percentage of principal decreased by 0.2% as compared to a 1.3% increase in fair value of our debt investments for the same period in prior year driven in part by rising rates and inflation during the six months ended June 30, 2022.

Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net realized gain (loss) on investments	$2,478	$3,682	$7,860	$8,316
Net realized gain (loss) on translation of assets and liabilities in foreign currencies	(176)	(339)	391	(1,175)
Net realized gain (loss)	$2,302	$3,343	$8,251	$7,141

For the three and six months ended June 30, 2022, we generated realized gains of $2.6 million and $8.7 million, respectively, partially offset by realized losses of $0.1 million and $0.8 million respectively, primarily from full or partial sales of our debt investments.
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
As of both June 30, 2022 and December 31, 2021, we had four revolving credit facilities outstanding and we had five issuances of unsecured bonds outstanding. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2022 and December 31, 2021, we had an aggregate amount of $5,828.7 million and $5,544.3 million of senior securities outstanding and our asset coverage ratio was 174.7% and 180.2%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of June 30, 2022, taken together with our $721.3 million of available capacity under our credit facilities (subject to borrowing base availability) is expected to be sufficient for our investing activities and to conduct our operations in the near term. Additionally, we held $260.6 million of Level 2 debt investments as of June 30, 2022, which could provide additional liquidity if necessary. A continued disruption in the financial markets caused by the COVID-19 outbreak or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we have recently obtained. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of June 30, 2022, we had $168.6 million in cash and cash equivalents. During the six months ended June 30, 2022, cash used in operating activities was $17.2 million, primarily as a result of funding portfolio investments of $574.1 million; partially offset by proceeds from sale of investments of $347.1 million. Cash provided by financing activities was $48.6 million during the period, which was primarily as a result of net borrowings on our credit facilities and our unsecured debt issuances of $516.7 million; partially offset by dividends paid in cash of $194.1 million.
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
Distributions and Dividend Reinvestment

The following table summarizes our distributions declared and payable for the three months ended June 30, 2022 (dollar amounts in thousands, except share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
October 18, 2021	January 18, 2022	May 13, 2022	$0.1000	$16,927	(1)
October 18, 2021	March 16, 2022	May 13, 2022	0.1500	25,454	(1)
February 23, 2022	March 31, 2022	May 13, 2022	0.5300	89,937
October 18, 2021	May 16, 2022	August 12, 2022	0.2000	33,995	(1)
May 2, 2022	June 30, 2022	August 12, 2022	0.5300	89,169
Total distributions			$1.5100	$255,482
(1)Represents a special distribution.
On October 18, 2021, the Board also declared the following special distributions:

Record Date	Payment Date	Per Share Amount
July 18, 2022	November 14, 2022	$0.20
The following table summarizes our distributions declared and payable for the three months ended June 30, 2021 (dollar amounts in thousands, except share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 24, 2021	March 31, 2021	May 14, 2021	$0.5000	$65,052
June 7, 2021	June 7, 2021	August 13, 2021	$0.3736	$48,734
June 7, 2021	June 30, 2021	August 13, 2021	$0.1264	$18,241
Total distributions			$1.0000	$132,027
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
The following table summarizes the amounts received and shares issued to shareholders who have not opted out of our dividend reinvestment plan during the six months ended June 30, 2022 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 31, 2022	$11,469	417,379
May 13, 2022	$16,501	640,829
Total distributions	$27,970	1,058,208

The following table summarizes the amounts received and shares issued to shareholders who have not opted out of our dividend reinvestment plan during the six months ended June 30, 2021 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 29, 2021	$11,179	443,639
May 14, 2021	$8,674	339,398
Total distributions	$19,853	783,037
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
The following table summarizes the shares repurchased under the Company 10b5-1 Plan during the three months ended June 30, 2022 (dollars in thousands except share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 - April 30, 2022	—	$—	—	$262,847
May 1 - May 31, 2022	774,558	$25.24	774,558	$243,294
June 1 - June 30, 2022	1,313,782	$24.49	1,313,782	$211,122
Total Repurchases	2,088,340		2,088,340

Borrowings
Our outstanding debt obligations were as follows (dollar amounts in thousands):

	June 30, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility(3)	$400,000	$358,806	$358,806	$41,194	$41,194
Breckenridge Funding Facility	825,000	615,780	615,780	209,220	209,220
Big Sky Funding Facility	500,000	499,606	499,606	394	394
Revolving Credit Facility(4)	1,625,000	1,154,501	1,154,501	470,499	470,499
2023 Notes(5)	400,000	400,000	397,771	—	—
2026 Notes(5)	800,000	800,000	793,649	—	—
New 2026 Notes(5)	700,000	700,000	692,544	—	—
2027 Notes(5)	650,000	650,000	637,280	—	—
2028 Notes(5)	650,000	650,000	638,256	—	—
Total	$6,550,000	$5,828,693	$5,788,193	$721,307	$721,307

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility(3)	$400,000	$361,007	$361,007	$38,993	$38,993
Breckenridge Funding Facility	825,000	568,680	568,680	256,320	256,320
Big Sky Funding Facility	500,000	499,606	499,606	394	394
Revolving Credit Facility(4)	1,325,000	915,035	915,035	409,965	271,585
2023 Notes(5)	400,000	400,000	396,702	—	—
2026 Notes(5)	800,000	800,000	792,757	—	—
New 2026 Notes(5)	700,000	700,000	691,662	—	—
2027 Notes(5)	650,000	650,000	635,860	—	—
2028 Notes(5)	650,000	650,000	637,324	—	—
Total	$6,250,000	$5,544,328	$5,498,633	$705,672	$567,292

(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2022, the Company had borrowings denominated in Euros (EUR) of 23.2 million. As of December 31, 2021, the Company had borrowings denominated in Euros (EUR) of 23.3 million.
(4)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2022, the Company had borrowings denominated in Canadian Dollars (CAD), Euros (EUR) and British Pounds (GBP) of 301.8 million, 95.9 million and 58.6 million, respectively. As of December 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD), Euros (EUR) and British Pounds (GBP) of 256.3 million, 18.6 million and 49.8 million, respectively.
(5)The carrying value of the Company's 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes is presented net of unamortized debt issuance costs of $2.2 million, $6.4 million, $7.5 million, $12.7 million and $11.7 million, respectively, as of June 30, 2022. The carrying value of the Company's 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes is presented net of unamortized debt issuance costs of $3.3 million, $7.2 million, $8.3 million, $14.1 million and $12.7 million, respectively, as of December 31, 2021.
For additional information on our debt obligations see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 6. Borrowings."
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2022 and December 31, 2021, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $1,073.9 million and $1,407.3 million, respectively.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2022, management is not aware of any pending or threatened litigation.

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
Recent Developments
Covid-19
As the novel coronavirus, or COVID-19, pandemic has evolved from its emergence in early 2020, so has its global impact. Many countries have at times re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 or outbreaks of other infectious diseases, governments and businesses may re-impose aggressive measures to help slow the spread of infectious diseases in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess.
Macroeconomic Environment
The U.S. Federal Reserve’s recent actions to increase interest rates in order to control inflation have created further uncertainty for the economy and for our borrowers. Although our business model is such that rising interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers. It is difficult to predict the full impact of recent changes and any future changes in interest rates or inflation.
Reference Rate Reform
LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, or EURIBOR, the Stockholm Interbank Offered Rate, or STIBOR, the Australian Bank Bill Swap Reference Rate, or BBSY, the Canadian Dollar Offered Rate, or CDOR, the Swiss Average Rate Overnight, or SARON, and the Copenhagen Interbank Offering Rate, or CIBOR, or collectively, IBORs, are the subject of recent national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the ICE Benchmark Association, or IBA, ceased publication of all non-USD LIBOR and the one-week and two-month USD LIBOR and, as and previously announced, intends to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.
The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. As of June 30, 2022, one-month SOFR is utilized as the floating benchmark rate on 43 of our loans, the financing provided on the 2020 FL3 and 2020 FL2 CLOs, one of our asset-specific financings, and certain borrowings under eight of our credit facilities. As of June 30, 2022, the one-month SOFR was 1.69% and one-month USD LIBOR was 1.79%. Additionally, market participants have started to transition from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of June 30, 2022, daily compounded SONIA is utilized as the floating benchmark rate for all of our floating rate British Pound Sterling loans and related financings.

At this time, it is not possible to predict how markets will respond to SOFR, SONIA, or other alternative reference rates as the transition away from USD LIBOR and GBP LIBOR proceeds. Despite the LIBOR transition in other markets, benchmark rate methodologies in Europe, Australia, Canada, Switzerland, and Denmark have been reformed and rates such as EURIBOR, STIBOR, BBSY, CDOR, SARON, and CIBOR may persist as International Organization of Securities Commissions, or IOSCO, compliant reference rates moving forward. However, multi-rate environments may persist in these markets as regulators and working groups have suggested market participants adopt alternative reference rates.

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
Interest Rate Risk
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure shareholders that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of the date of this report, the Federal Reserve has raised the fed funds target range to 2.25-2.50% and has indicated that it expects additional increases in the coming months.
As of June 30, 2022, 99.9% of our debt investments at fair value were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$300,459	$(79,441)	$221,018
Up 200 basis points	200,093	(52,960)	147,133
Up 100 basis points	99,800	(26,480)	73,320
Down 100 basis points	(98,578)	26,480	(72,098)
Down 200 basis points	(141,458)	52,960	(88,498)
(1)Excludes the impact of income based incentive fees. See Note 3 to our consolidated financial statements for the three and six months ended June 30, 2022 for more information on the income based incentive fees.

Inflation and Supply Chain Risk
Economic activity has continued to accelerate across sectors and regions. Nevertheless, due to global supply chain issues, geopolitical events, a rise in energy prices and strong consumer demand as economies continue to reopen, inflation is showing signs of persisting at elevated levels in the U.S. and globally. Inflation is likely to continue in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies' profit margins.

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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Amendment and Restatement Agreement dated June 28, 2022, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2022).

10.2
Second Amended and Restated Senior Secured Credit Agreement dated June 28, 2022, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 30, 2022).

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

Blackstone Secured Lending Fund

Date:	August 11, 2022	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer

Date:	August 11, 2022	/s/ Stephan Kuppenheimer
Stephan Kuppenheimer
Chief Financial Officer