Form 10-Q
period 2022-09-30
Blackstone Secured Lending Fund
filed 2022-11-10
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒
The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of November 8, 2022 was 159,822,716 .

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Blackstone Secured Lending Fund (together, with its consolidated subsidiaries, the “Company,” “we” “us” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our future operating results;
•our business prospects and the prospects of the companies in which we may invest;
•the impact of the investments that we expect to make;
•our ability to raise sufficient capital and buy back shares to execute our investment strategy;
•general economic, logistical and political trends and other external factors, including the current novel coronavirus (COVID-19) pandemic, related COVID-19 variants, inflation and supply chain and labor market disruptions;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Blackstone Secured Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $9,669,699 and $9,712,367 at September 30, 2022 and December 31, 2021, respectively)	$9,626,933	$9,819,696
Non-controlled/affiliated investments (cost of $35,638 and $32,759 at September 30, 2022 and December 31, 2021, respectively)	45,183	35,683
Total investments at fair value (cost of $9,705,337 and $9,745,126 at September 30, 2022 and December 31, 2021, respectively)	9,672,116	9,855,379
Cash and cash equivalents	131,185	102,879
Interest receivable from non-controlled/non-affiliated investments	67,923	62,659
Deferred financing costs	14,488	13,552
Receivable for investments sold	40,044	142,878
Other assets	—	194
Total assets	$9,925,756	$10,177,541
LIABILITIES
Debt (net of unamortized debt issuance costs of $37,895 and $45,695 at September 30, 2022 and December 31, 2021, respectively)	$5,512,721	$5,498,633
Payable for investments purchased	18,775	36,217
Due to affiliates	24,967	8,248
Management fees payable (Note 3)	19,039	17,812
Income based incentive fees payable (Note 3)	22,361	19,809
Capital gains incentive fees payable (Note 3)	8,788	17,389
Interest payable	19,720	39,144
Distribution payable (Note 8)	129,983	89,715
Accrued expenses and other liabilities	871	3,095
Total liabilities	5,757,225	5,730,062
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, $0.001 par value (unlimited shares authorized; 161,823,803 and 169,274,033 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	162	169
Additional paid in capital	4,068,960	4,245,125
Distributable earnings (loss)	99,409	202,185
Total net assets	4,168,531	4,447,479
Total liabilities and net assets	$9,925,756	$10,177,541
NET ASSET VALUE PER SHARE	$25.76	$26.27
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment income:
Interest income	$213,242	$165,417	$559,086	$424,141
Payment in-kind interest income	10,933	1,000	30,427	3,279
Dividend income	—	—	5,908	—
Fee income	2,616	458	3,958	5,262
Total investment income	226,791	166,875	599,379	432,682
Expenses:
Interest expense	55,347	32,740	140,732	81,053
Management fees (Note 3)	25,385	15,445	76,913	40,394
Income based incentive fees (Note 3)	26,088	16,983	68,252	45,130
Capital gains incentive fees (Note 3)	(5,430)	2,430	(8,600)	14,600
Professional fees	762	939	2,527	2,179
Board of Trustees' fees	238	141	628	416
Administrative service expenses (Note 3)	687	500	1,876	1,623
Other general and administrative	1,643	1,670	4,530	4,215
Total expenses	104,720	70,848	286,858	189,610
Management fees waived (Note 3)	(6,346)	—	(19,228)	—
Incentive fees waived (Note 3)	(3,727)	—	(9,750)	—
Net expenses	94,647	70,848	257,880	189,610
Net investment income before excise tax	132,144	96,027	341,499	243,072
Excise tax expense	—	2,220	1,386	1,938
Net investment income after excise tax	132,144	93,807	340,113	241,134
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(77,468)	18,035	(107,062)	92,124
Non-controlled/affiliated investments	6,818	(7)	6,621	501
Translation of assets and liabilities in foreign currencies	64	5	466	(597)
Net unrealized appreciation (depreciation)	(70,586)	18,033	(99,975)	92,028
Realized gain (loss):
Non-controlled/non-affiliated investments	31,249	(1,808)	39,109	6,509
Foreign currency transactions	3,139	(25)	3,530	(1,201)
Net realized gain (loss)	34,388	(1,833)	42,639	5,308
Net realized and unrealized gain (loss)	(36,198)	16,200	(57,336)	97,336
Net increase (decrease) in net assets resulting from operations	$95,946	$110,007	$282,777	$338,470
Net investment income per share (basic and diluted)	$0.80	$0.63	$2.02	$1.76
Earnings per share (basic and diluted)	$0.58	$0.74	$1.68	$2.47
Weighted average shares outstanding (basic and diluted)	165,031,737	147,932,846	167,986,923	137,294,502
Distributions declared and payable per share	$0.80	$0.50	$2.31	$1.50
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, June 30, 2022	$168	$4,221,371	$133,534	$4,355,073
Reinvestment of dividends(1)	—	11,469	—	11,469
Net investment income	—	—	132,144	132,144
Net realized gain (loss) on investments	—	—	34,388	34,388
Net change in unrealized appreciation (depreciation) on investments	—	—	(70,586)	(70,586)
Dividends declared and payable from net investment income	—	—	(130,071)	(130,071)
Repurchases	(6)	(163,880)	—	(163,886)
Balance, September 30, 2022	162	4,068,960	99,409	4,168,531

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2021	$169	$4,245,125	$202,185	$4,447,479
Reinvestment of dividends	2	39,438	—	39,440
Net investment income	—	—	340,113	340,113
Net realized gain (loss) on investments	—	—	42,639	42,639
Net change in unrealized appreciation (depreciation) on investments	—	—	(99,975)	(99,975)
Dividends declared and payable from net investment income	—	—	(385,553)	(385,553)
Repurchases	(9)	(215,603)	—	(215,612)
Balance, September 30, 2022	$162	$4,068,960	$99,409	$4,168,531

(1)     The par amount of the shares issued in connection with the reinvestment of dividends is less than 1,000 and rounds to zero.

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, June 30, 2021	$144	$3,609,406	$131,552	$3,741,102
Issuance of common shares	13	356,237	—	356,250
Reinvestment of dividends	1	9,140	—	9,141
Net investment income	—	—	93,807	93,807
Net realized gain (loss) on investments	—	—	(1,833)	(1,833)
Net change in unrealized appreciation (depreciation) on investments	—	—	18,033	18,033
Dividends declared from net investment income	—	—	(74,049)	(74,049)
Balance, September 30, 2021	$158	$3,974,783	$167,510	$4,142,451

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2020	$130	$3,232,562	$35,117	$3,267,809
Issuance of common shares	27	713,227	—	713,254
Reinvestment of dividends	1	28,994	—	28,995
Net investment income	—	—	241,134	241,134
Net realized gain (loss) on investments	—	—	5,308	5,308
Net change in unrealized appreciation (depreciation) on investments	—	—	92,028	92,028
Dividends declared from net investment income	—	—	(206,077)	(206,077)
Balance, September 30, 2021	$158	$3,974,783	$167,510	$4,142,451
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$282,777	$338,470
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	100,441	(92,625)
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(466)	597
Net realized (gain) loss on investments	(39,109)	(6,509)
Payment-in-kind interest capitalized	(31,891)	(3,139)
Net accretion of discount and amortization of premium	(36,023)	(47,969)
Amortization of deferred financing costs	2,853	1,831
Amortization of debt issuance costs	7,799	586
Amortization of discount on unsecured bonds	—	3,876
Purchases of investments	(808,767)	(4,438,514)
Proceeds from sale of investments and principal repayments	955,578	1,945,636
Changes in operating assets and liabilities:
Interest receivable	(5,264)	(30,429)
Receivable for investments sold	102,833	(163,047)
Other assets	194	247
Payable for investments purchased	(17,442)	26,146
Due to affiliates	18,090	1,279
Management fee payable	1,227	5,168
Income based incentive fee payable	2,552	1,721
Capital gains incentive fee payable	(8,601)	14,600
Interest payable	(19,424)	108
Accrued expenses and other liabilities	(2,225)	2,015
Net cash provided by (used in) operating activities	505,132	(2,439,952)
Cash flows from financing activities:
Borrowings on debt	749,088	4,365,875
Repayments on debt	(699,151)	(2,406,427)
Deferred financing costs paid	(3,789)	(4,214)
Debt issuance costs paid	—	(1,276)
Deferred offering costs paid on issuance of common shares	(1,607)	—
Dividends paid in cash	(305,756)	(189,670)
Proceeds from issuance of common shares	—	716,681
Repurchased shares	(215,612)	—
Net cash provided by (used in) financing activities	(476,827)	2,480,969
Net increase (decrease) in cash and cash equivalents	28,306	41,017
Effect of foreign exchange rate changes on cash and cash equivalents	—	610
Cash and cash equivalents, beginning of period	102,879	217,993
Cash and cash equivalents, end of period	$131,185	$259,620

Blackstone Secured Lending Fund Consolidated Statements of Cash Flows (in thousands) (Unaudited)
	Nine Months Ended September 30,
	2022	2021
Supplemental information and non-cash activities:
Interest paid during the period	$146,210	$83,098
Distribution payable	$129,983	$74,049
Reinvestment of distributions during the period	$39,439	$28,994
Non-cash deferred financing costs activity	$—	$(64)
Accrued but unpaid debt issuance costs	$—	$500
Excise taxes paid	$4,106	$131

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)(14)	Maturity Date	Par Amounts/Units (16)	Cost (3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Corfin Holdings, Inc. (4)(11)	L +	5.75%	9.42%	2/5/2026	$199,875	$197,645	$197,876	4.75%
Corfin Holdings, Inc. (4)(11)	L +	5.75%	8.82%	2/5/2026	69,580	68,588	68,885	1.65
LinQuest Corp. (4)(5)(7)(10)	L +	5.75%	9.10%	7/28/2028	9,863	9,642	9,517	0.23
MAG DS Corp. (4)(11)	L +	5.50%	9.17%	4/1/2027	81,538	76,177	75,015	1.80
Maverick Acquisition, Inc. (4)(7)(11)	L +	6.25%	9.92%	6/1/2027	18,836	18,482	17,878	0.43
TCFI AEVEX, LLC (4)(7)(11)	L +	6.00%	8.37%	3/18/2026	111,684	110,131	93,510	2.24
						480,664	462,681	11.10
Air Freight & Logistics
AGI-CFI Holdings, Inc. (4)(10)	L +	5.50%	8.88%	6/11/2027	96,639	95,062	95,673	2.30
ENV Bidco AB (4)(10)	SOFR +	6.00%	8.99%	7/19/2029	€1,006	982	981	0.02
ENV Bidco AB (4)(6)(7)(8)	E +	6.00%	7.19%	7/19/2029	€1,122	1,115	1,057	0.03
Livingston International, Inc. (4)(6)(10)	L +	5.50%	9.14%	4/30/2027	129,179	126,578	127,887	3.07
Mode Purchaser, Inc. (4)(11)	SOFR +	6.25%	8.96%	12/9/2026	178,829	176,659	178,829	4.29
R1 Holdings, LLC (4)(11)	L +	6.00%	7.00%	1/2/2026	69,116	68,637	69,116	1.66
Redwood Services Group, LLC (4)(7)(10)	SOFR +	6.00%	6.75%	6/15/2029	2,000	1,957	1,955	0.05
RWL Holdings, LLC (4)(7)(10)	SOFR +	5.75%	9.45%	12/31/2028	24,193	23,707	23,887	0.57
SEKO Global Logistics Network, LLC (4)(5)(11)	E +	5.00%	6.00%	12/30/2026	€1,863	2,132	1,816	0.04
SEKO Global Logistics Network, LLC (4)(5)(7)(11)	L +	5.00%	8.07%	12/30/2026	6,150	6,072	6,110	0.15
						502,901	507,311	12.18
Building Products
Fencing Supply Group Acquisition, LLC (4)(5)(11)	L +	6.00%	8.08%	2/26/2027	52,319	51,753	52,319	1.26
Jacuzzi Brands, LLC (4)(10)	SOFR +	6.00%	9.55%	2/25/2025	94,817	94,092	94,817	2.27
L&S Mechanical Acquisition, LLC (4)(5)(10)	L +	5.75%	9.43%	9/1/2027	12,659	12,452	12,058	0.29
Lindstrom, LLC (4)(11)	SOFR +	6.25%	8.86%	4/7/2025	122,252	121,268	121,029	2.90
Windows Acquisition Holdings, Inc. (4)(5)(11)	L +	6.50%	10.17%	12/29/2026	53,729	52,969	53,729	1.29
						332,533	333,953	8.01
Commercial Services & Supplies
Bazaarvoice, Inc. (4)(7)(8)	L +	5.75%	7.71%	5/7/2028	229,053	229,053	229,053	5.49
Java Buyer, Inc. (4)(7)(10)	L +	5.75%	9.04%	12/15/2027	5,036	4,933	4,866	0.12
JSS Holdings, Inc. (4)(10)	L +	6.00%	6.75%	12/17/2028	286,638	283,455	286,638	6.88
JSS Holdings, Inc. (4)(10)	L +	6.00%	6.75%	12/17/2028	4,950	4,884	4,950	0.12
Knowledge Pro Buyer, Inc. (4)(7)(10)	L +	5.75%	8.51%	12/10/2027	5,293	5,171	5,152	0.12
KPSKY Acquisition, Inc. (4)(7)(10)	L +	5.50%	8.58%	10/19/2028	22,696	22,303	21,554	0.52
Onex Baltimore Buyer, Inc. (4)(7)(10)	SOFR +	5.75%	8.37%	12/1/2027	26,974	26,477	26,672	0.64

Blackstone Secured Lending Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)(14)	Maturity Date	Par Amounts/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies (continued)
The Action Environmental Group, Inc. (4)(5)(12)	L +	6.00%	7.25%	1/16/2026	$11,161	$11,121	$11,022	0.26%
The Action Environmental Group, Inc. (4)(11)	L +	6.00%	7.25%	1/16/2026	134,107	132,334	132,431	3.18
Veregy Consolidated, Inc. (4)(11)	L +	6.00%	8.81%	11/2/2027	20,939	20,516	19,944	0.48
						740,246	742,282	17.81
Construction & Engineering
ASP Endeavor Acquisition, LLC (4)(5)(9)	L +	6.50%	9.37%	5/3/2027	13,800	13,581	13,075	0.31
COP Home Services TopCo IV, Inc. (4)(5)(7)(11)	L +	5.00%	8.12%	12/31/2027	21,430	20,930	20,766	0.50
						34,511	33,842	0.81
Containers & Packaging
Ascend Buyer, LLC (4)(7)(10)	L +	5.75%	9.42%	9/30/2028	19,193	18,836	18,984	0.46
Distributors
BP Purchaser, LLC (4)(10)	L +	5.50%	8.74%	12/10/2028	7,356	7,226	7,209	0.17
Bution Holdco 2, Inc. (4)(11)	L +	6.25%	9.37%	10/17/2025	73,121	72,379	73,121	1.75
Dana Kepner Company, LLC (4)(11)	SOFR +	6.00%	9.62%	12/29/2026	63,457	62,559	63,139	1.51
Dana Kepner Company, LLC (4)(10)	SOFR +	6.00%	9.62%	12/29/2027	1,995	1,957	1,985	0.05
Genuine Cable Group, LLC (4)(10)	L +	5.75%	8.00%	11/2/2026	180,444	177,370	178,639	4.29
Marcone Yellowstone Buyer, Inc. (4)(5)(7)(10)	L +	5.50%	9.17%	6/23/2028	5,649	5,543	5,534	0.13
NDC Acquisition Corp. (4)(7)(11)	L +	5.50%	9.17%	3/9/2027	13,595	13,249	13,425	0.32
Tailwind Colony Holding Corporation (4)(7)(11)	SOFR +	6.25%	9.89%	11/13/2024	40,570	40,291	39,961	0.96
Unified Door & Hardware Group, LLC (4)(11)	L +	5.75%	7.65%	6/30/2025	94,605	93,412	92,240	2.21
						473,986	475,254	11.39
Diversified Consumer Services
Cambium Learning Group, Inc. (4)(7)(10)	L +	5.50%	8.21%	7/20/2028	292,841	290,354	292,841	7.03
DreamBox Learning Holding LLC (4)(5)(10)	L +	6.25%	9.44%	12/1/2027	7,087	6,964	6,803	0.16
Go Car Wash Management Corp. (4)(7)(11)	L +	5.75%	8.88%	12/31/2026	22,569	22,146	22,156	0.53
						319,465	321,800	7.72
Diversified Financial Services
Barbri Holdings, Inc. (4)(10)	L +	5.75%	8.87%	4/30/2028	64,732	63,671	64,084	1.54
SelectQuote, Inc. (4)(10)	SOFR +	8.00%	11.13%	11/5/2024	74,593	73,760	67,134	1.61
						137,430	131,218	3.15
Diversified Telecommunication Services
Point Broadband Acquisition, LLC (4)(7)(11)	L +	6.00%	8.29%	10/1/2028	95,375	93,099	92,720	2.22
Electric Utilities
Qualus Power Services Corp. (4)(7)(11)	L +	5.50%	8.27%	3/26/2027	31,889	31,238	31,496	0.76

Blackstone Secured Lending Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)(14)	Maturity Date	Par Amounts/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Electrical Equipment
Emergency Power Holdings, LLC (4)(5)(7)(11)	L +	5.50%	9.17%	8/17/2028		$44,563	$43,607	$43,596	1.05%
Relay Purchaser, LLC (4)(5)(7)(10)	L +	6.00%	9.67%	8/30/2028		49,625	48,731	48,933	1.17
Shoals Holdings, LLC (4)(11)	SOFR +	3.25%	5.94%	11/25/2026		83,718	82,244	84,136	2.02
							174,581	176,665	4.24
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(5)(11)	L +	6.00%	9.63%	12/23/2026		109,319	107,887	103,029	2.47
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(13)	L +	7.00%	9.76%	10/4/2024		45,875	45,327	45,875	1.10
ISQ Hawkey Holdco, Inc. (4)(7)(10)	SOFR +	6.25%	9.31%	8/17/2029		731	707	707	0.02
Tetra Technologies, Inc. (4)(6)(11)	L +	6.25%	9.37%	9/10/2025		17,790	17,731	17,790	0.43
							63,765	64,371	1.54
Health Care Equipment & Supplies
CPI Buyer, LLC (4)(7)(10)	L +	5.50%	8.57%	11/1/2028		30,308	29,669	29,257	0.70
GCX Corporation Buyer, LLC (4)(5)(7)(10)	L +	5.50%	8.32%	9/13/2027		21,780	21,346	21,106	0.51
							51,015	50,363	1.21
Health Care Providers & Services
123Dentist, Inc. (4)(6)(7)(10)	C +	5.75%	9.41%	8/10/2029	C$	1,721	1,245	1,131	0.03
ACI Group Holdings, Inc. (4)(5)(7)(10)	L +	5.50%	9.17%	8/2/2028		99,728	97,610	98,308	2.36
ADCS Clinics Intermediate Holdings, LLC (4)(7)(11)	L +	6.50%	8.47%	5/7/2027		8,599	8,447	8,447	0.20
AmeriVet Partners Management, Inc. (4)(5)(7)(10)	SOFR +	5.50%	9.20%	2/25/2028		5,338	5,207	5,164	0.12
Canadian Hospital Specialties Ltd. (4)(5)(6)(7)(11)	C +	4.50%	8.67%	4/14/2028	C$	30,048	23,470	23,458	0.56
CCBlue Bidco, Inc. (4)(7)(10)	L +	6.25% (incl. 2.75% PIK)	7.17%	12/21/2028		10,426	10,237	9,943	0.24
Cross Country Healthcare, Inc. (4)(10)	L +	5.75%	8.83%	6/8/2027		11,036	10,835	11,036	0.26
DCA Investment Holdings, LLC (4)(7)(10)	SOFR +	6.00%	9.98%	4/3/2028		27,962	27,634	27,685	0.66
DCA Investment Holdings, LLC (4)(11)	SOFR +	6.00%	9.98%	4/3/2028		4,025	3,989	3,985	0.10
Epoch Acquisition, Inc. (4)(11)	L +	6.00%	9.12%	10/4/2024		24,377	24,264	24,377	0.58
HealthComp Holding Company, LLC (4)(5)(7)(11)	L +	5.50%	7.32%	10/27/2026		104,284	102,323	104,284	2.50
Jayhawk Buyer, LLC (4)(7)(11)	L +	5.00%	8.68%	10/15/2026		155,571	153,105	154,014	3.69
Navigator Acquiror, Inc. (4)(7)(9)	L +	5.75%	8.49%	7/16/2027		199,030	197,534	198,117	4.75
Odyssey Holding Company, LLC (4)(11)	L +	5.75%	6.75%	11/16/2025		18,672	18,509	18,672	0.45
PPV Intermediate Holdings, LLC (4)(6)(7)(10)	SOFR +	5.75%	9.01%	8/31/2029		1,603	1,566	1,565	0.04
Smile Doctors, LLC (4)(7)(10)	L +	5.75%	9.42%	12/21/2028		11,174	10,956	10,930	0.26
Snoopy Bidco, Inc. (4)(7)(10)	L +	6.00%	9.08%	6/1/2028		304,214	298,699	296,372	7.11
SpecialtyCare, Inc. (4)(5)(7)(11)	L +	5.75%	8.03%	6/18/2028		12,274	11,946	12,058	0.29
Stepping Stones Healthcare Services, LLC (4)(7)(10)	L +	5.75%	9.42%	1/2/2029		2,296	2,243	2,212	0.05

Blackstone Secured Lending Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)(14)	Maturity Date	Par Amounts/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
The Fertility Partners, Inc. (4)(5)(6)(10)	L +	5.75%	8.87%	3/16/2028		$4,988	$4,897	$4,838	0.12%
The Fertility Partners, Inc. (4)(5)(6)(7)(10)	C +	5.75%	9.47%	3/16/2029	C$	5,540	4,378	4,032	0.10
The GI Alliance Management, LLC (4)(7)(11)	SOFR +	6.25%	9.20%	9/15/2028		4,177	4,027	4,026	0.10
Unified Physician Management, LLC (4)(7)(9)	SOFR +	5.50%	8.53%	6/18/2029		2,129	2,129	2,129	0.05
United Mutual Acquisition Holdings, LLC (4)(7)(10)	SOFR +	5.75%	8.60%	7/15/2028		1,789	1,743	1,741	0.04
US Oral Surgery Management Holdco, LLC (4)(7)(10)	L +	5.50%	8.47%	11/18/2027		37,484	36,743	37,170	0.89
WHCG Purchaser III, Inc. (4)(5)(7)(10)	L +	5.75%	9.42%	6/22/2028		42,545	41,631	38,868	0.93
							1,105,366	1,104,561	26.50
Health Care Technology
Caerus US 1, Inc. (4)(6)(7)(10)	SOFR +	5.50%	9.05%	5/25/2029		10,012	9,788	9,886	0.24
Edifecs, Inc. (4)(10)	L +	5.50%	9.18%	9/21/2026		13,634	13,412	13,498	0.32
Edifecs, Inc. (4)(11)	L +	7.50%	11.18%	9/21/2026		219,719	216,082	226,311	5.43
GI Ranger Intermediate, LLC (4)(7)(10)	SOFR +	6.00%	9.70%	10/29/2028		15,087	14,806	14,804	0.36
NMC Crimson Holdings, Inc. (4)(7)(10)	L +	6.00%	8.28%	3/1/2028		71,173	69,157	69,991	1.68
Project Ruby Ultimate Parent Corp. (10)	L +	3.25%	8.78%	3/10/2028		8,482	8,449	7,941	0.19
RPBLS Midco, LLC (4)(7)(10)	SOFR +	5.75%	7.93%	4/1/2028		9,447	9,291	9,352	0.22
							340,985	351,783	8.44
Insurance
Alera Group, Inc. (4)(7)(10)	L +	5.50%	8.31%	10/2/2028		3,686	3,654	3,611	0.09
Amerilife Holdings, LLC (4)(7)(10)	SOFR +	5.75%	8.65%	8/31/2029		1,801	1,756	1,755	0.04
Benefytt Technologies, Inc. (4)(7)(11)	SOFR +	8.75%	12.09%	8/12/2027		13,230	13,016	10,713	0.26
Foundation Risk Partners Corp. (4)(7)(10)	L +	5.50%	9.17%	10/29/2028		26,390	26,018	26,092	0.63
Galway Borrower, LLC (4)(5)(7)(10)	L +	5.25%	8.92%	9/30/2028		28,505	28,005	27,703	0.66
High Street Buyer, Inc. (4)(5)(7)(10)	L +	6.00%	8.81%	4/14/2028		57,286	56,168	56,593	1.36
Integrity Marketing Acquisition, LLC (4)(5)(10)	L +	5.50%	9.28%	8/27/2025		126,552	125,225	121,782	2.92
Integrity Marketing Acquisition, LLC (4)(5)(7)(11)	L +	5.75%	9.28%	8/27/2025		19,729	19,540	19,088	0.46
Jones Deslauriers Insurance Management, Inc. (4)(5)(6)(10)	C +	4.25%	7.75%	3/27/2028	C$	86,540	68,320	58,258	1.40
PGIS Intermediate Holdings, LLC (4)(5)(7)(10)	L +	5.50%	8.56%	10/16/2028		4,238	4,161	4,086	0.10
SG Acquisition, Inc. (4)(9)	L +	5.00%	9.17%	1/27/2027		104,974	103,820	104,974	2.52
Tennessee Bidco Limited (4)(5)(6)(8)	S +	7.00%	7.00%	8/3/2028		£44,698	60,788	55,526	1.33
Tennessee Bidco Limited (4)(5)(6)(8)	L +	7.00%	10.38%	8/3/2028		70,032	68,471	69,681	1.67
Westland Insurance Group LTD (4)(5)(6)(7)(11)	C +	7.00%	10.48%	1/5/2027	C$	148,612	107,518	105,864	2.54
Westland Insurance Group LTD (4)(5)(6)(11)	L +	7.00%	10.64%	1/5/2027		42,483	39,739	41,209	0.99
							726,200	706,934	16.96

Blackstone Secured Lending Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)(14)	Maturity Date	Par Amounts/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Internet & Direct Marketing Retail
Donuts, Inc. (4)(11)	SOFR +	6.00%	8.91%	12/29/2026		$323,292	$318,718	$320,059	7.68%
IT Services
AI Altius Bidco, Inc. (4)(5)(7)(10)	L +	5.50%	8.28%	12/21/2028		5,423	5,315	5,300	0.13
AI Altius Bidco, Inc. (4)(5)(8)		9.75% PIK	9.75%	12/21/2028		835	814	810	0.02
Infostretch Corporation (4)(7)(10)	SOFR +	5.75%	7.98%	4/1/2028		4,988	4,896	4,821	0.12
Inovalon Holdings, Inc. (4)(7)(10)	L +	6.25%	9.23%	11/24/2028		105,501	103,106	104,772	2.51
Monterey Financing S.à.r.l (4)(6)(7)(8)	E +	6.00%	7.23%	9/19/2029		€658	606	613	0.01
Monterey Financing S.à.r.l(4)(6)(8)	E +	6.00%	6.00%	9/19/2029	SEK	2,090	184	184	0.00
Monterey Financing S.à.r.l (4)(6)(8)	E +	6.00%	6.00%	9/18/2029	DKK	4,819	617	619	0.01
Monterey Financing S.à.r.l (4)(6)(9)	E +	6.00%	6.50%	9/19/2029	NOK	5,149	461	461	0.01
Razor Holdco, LLC (4)(10)	L +	5.75%	8.75%	10/25/2027		47,560	46,757	46,609	1.12
Red River Technology, LLC (4)(7)(11)	L +	6.00%	9.12%	5/26/2027		80,990	79,890	78,155	1.87
Turing Holdco, Inc. (4)(5)(6)(7)(8)	E +	6.00%	6.00%	8/3/2028		€15,120	16,925	14,588	0.35
Turing Holdco, Inc. (4)(5)(6)(8)	L +	6.00%	8.46%	8/3/2028		8,437	8,220	8,310	0.20
							267,790	265,243	6.36
Machinery
MHE Intermediate Holdings, LLC (4)(5)(7)(11)	SOFR +	6.00%	9.50%	7/21/2027		4,465	4,388	4,287	0.10
Marine
Armada Parent, Inc. (4)(7)(10)	L +	5.75%	8.56%	10/29/2027		26,063	25,571	25,273	0.61
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc. (4)(6)(10)	SOFR +	6.25%	8.96%	11/26/2024		150,862	149,851	148,599	3.56
Paper & Forest Products
Profile Products, LLC (4)(7)(10)	L +	5.50%	8.41%	11/12/2027		6,612	6,487	6,456	0.15
Professional Services
ALKU, LLC (4)(10)	SOFR +	5.25%	8.95%	3/1/2028		79,041	78,430	78,844	1.89
ALKU, LLC (4)(10)	SOFR +	5.00%	8.70%	3/1/2028		38,214	37,828	38,214	0.92
BPPH2 Limited (4)(5)(6)(8)	S +	6.87%	8.56%	3/2/2028		£26,300	35,601	29,505	0.71
CFGI Holdings, LLC (4)(7)(10)	L +	5.00%	8.12%	11/1/2027		7,617	7,460	7,584	0.18
Clearview Buyer, Inc. (4)(5)(7)(10)	L +	5.25%	8.92%	8/26/2027		16,763	16,444	16,373	0.39
Guidehouse, Inc. (4)(5)(10)	L +	5.50%	8.62%	10/16/2028		327,320	324,466	320,774	7.70
HIG Orca Acquisition Holdings, Inc. (4)(5)(7)(11)	SOFR +	6.00%	9.78%	8/17/2027		20,629	20,209	20,344	0.49
IG Investments Holdings, LLC (4)(5)(7)(10)	L +	6.00%	9.12%	9/22/2028		46,852	46,003	46,600	1.12
Kaufman Hall & Associates, LLC (4)(7)(10)	L +	5.50%	8.62%	12/14/2028		19,450	19,061	19,109	0.46
Legacy Intermediate, LLC (4)(5)(7)(10)	SOFR +	5.75%	8.74%	2/25/2028		5,174	5,054	5,093	0.12
Material Holdings, LLC (4)(5)(7)(10)	L +	5.75%	9.42%	8/19/2027		29,508	29,041	28,899	0.69
Minotaur Acquisition, Inc. (8)	SOFR +	5.00%	8.13%	3/27/2026		1,990	1,933	1,895	0.05
Sherlock Buyer Corp. (4)(7)(10)	L +	5.75%	9.42%	12/8/2028		8,595	8,399	8,480	0.20

Blackstone Secured Lending Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)(14)	Maturity Date	Par Amounts/Units (16)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Professional Services (continued)
Thevelia US, LLC (5)(6)(9)	SOFR +	4.00%	7.70%	6/18/2029	$1,313	$1,299	$1,253	0.03%
Titan Investment Company, Inc. (4)(5)(8)	L +	5.75%	5.88%	3/20/2027	42,136	40,667	40,240	0.97
Trinity Air Consultants Holdings Corp. (4)(7)(10)	L +	5.25%	7.08%	6/29/2027	69,054	67,819	68,176	1.64
Trinity Partners Holdings, LLC (4)(7)(10)	SOFR +	5.75%	8.21%	12/21/2028	4,645	4,550	4,538	0.11
West Monroe Partners, LLC (4)(7)(10)	L +	5.50%	8.32%	11/8/2028	14,934	14,648	14,560	0.35
						758,912	750,482	18.00
Real Estate Management & Development
Cumming Group, Inc. (4)(7)(11)	L +	5.25%	8.92%	5/26/2027	68,100	66,838	67,163	1.61
Progress Residential PM Holdings, LLC (4)(7)(10)	SOFR +	6.25%	9.38%	2/16/2028	71,157	69,761	71,157	1.71
						136,599	138,320	3.32
Road & Rail
Gruden Acquisition, Inc. (4)(5)(7)(11)	L +	5.50%	7.75%	7/1/2028	16,643	16,257	16,373	0.39
Software
Anaplan, Inc. (4)(6)(7)(10)	SOFR +	6.50%	9.53%	6/21/2029	2,000	1,958	1,956	0.05
AxiomSL Group, Inc. (4)(7)(11)	L +	6.00%	9.12%	12/3/2027	42,225	41,468	41,741	1.00
BlueCat Networks USA, Inc. (4)(6)(7)(10)	SOFR +	5.75%	8.77%	8/8/2028	1,932	1,886	1,886	0.05
Community Brands ParentCo, LLC (4)(5)(7)(10)	SOFR +	5.75%	8.88%	2/24/2028	4,975	4,874	4,863	0.12
Confine Visual Bidco (4)(6)(7)(10)	SOFR +	5.75%	8.74%	2/23/2029	15,550	15,120	15,032	0.36
Connatix Buyer, Inc. (4)(5)(7)(10)	L +	5.50%	8.42%	7/14/2027	22,173	21,602	21,926	0.53
Diligent Corporation (4)(11)	L +	5.75%	8.63%	8/4/2025	59,100	58,559	57,623	1.38
Discovery Education, Inc. (4)(7)(10)	SOFR +	5.75%	9.83%	4/9/2029	26,667	26,115	26,074	0.63
Episerver, Inc. (4)(5)(7)(11)	L +	5.75%	9.42%	4/9/2026	9,668	9,540	9,140	0.22
Experity, Inc. (4)(5)(7)(10)	L +	5.75%	9.42%	2/24/2028	15,017	14,740	14,686	0.35
Gigamon Inc. (4)(7)(8)	SOFR +	5.75%	8.77%	3/11/2029	7,490	7,348	7,153	0.17
GovernmentJobs.com, Inc. (4)(7)(10)	L +	5.50%	8.62%	12/1/2028	4,975	4,945	4,841	0.12
GraphPAD Software, LLC (4)(7)(11)	L +	5.50%	6.50%	4/27/2027	26,710	26,367	26,347	0.63
LD Lower Holdings, Inc. (4)(7)(11)	L +	6.50%	10.17%	2/8/2026	92,694	91,449	91,304	2.19
Lightbox Intermediate, LP (4)(8)	L +	5.00%	8.67%	5/9/2026	1,995	1,949	1,925	0.05
Magnesium BorrowerCo, Inc. (4)(6)(7)(10)	SOFR +	5.75%	8.88%	5/18/2029	5,281	5,144	5,190	0.12
Magnesium BorrowerCo, Inc. (4)(6)(10)	S +	2.19%	7.94%	5/18/2029	£3,452	4,208	3,805	0.09
Mandolin Technology Intermediate Holdings, Inc. (4)(5)(7)(9)	L +	3.75%	6.56%	7/31/2028	8,984	8,867	8,787	0.21
Medallia, Inc. (4)(13)	L +	6.75% PIK	9.87%	10/29/2028	344,201	338,620	337,317	8.09
Medallia, Inc. (4)(10)	L +	6.75% PIK	9.87%	10/29/2028	2,021	1,982	1,981	0.05
Monk Holding Co. (4)(7)(10)	L +	5.75%	6.25%	12/1/2027	4,865	4,737	4,720	0.11
MRI Software, LLC (5)(7)(11)	L +	5.50%	6.29%	2/10/2026	27,887	27,699	26,635	0.64
Nintex Topco Limited (4)(6)(10)	L +	6.00%	9.67%	11/13/2028	34,382	33,781	33,350	0.80

Blackstone Secured Lending Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)(14)	Maturity Date	Par Amounts/Units (16)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
Project Boost Purchaser, LLC (4)(7)(10)	SOFR +	5.50%	8.41%	5/2/2029		$4,733	$4,678	$4,648	0.11%
Rally Buyer, Inc. (4)(7)(10)	SOFR +	5.75%	6.50%	7/19/2028		718	699	699	0.02
Relativity ODA, LLC (4)(7)(11)	L +	9.59%	10.59%	5/12/2027		20,564	20,150	20,206	0.48
Spitfire Parent, Inc. (4)(11)	SOFR +	6.00%	9.78%	3/11/2027		9,561	9,400	9,370	0.22
Spitfire Parent, Inc. (4)(5)(11)	E +	6.00%	7.86%	3/11/2027		€10,369	12,341	9,955	0.24
Spitfire Parent, Inc. (4)(7)(11)	SOFR +	6.00%	9.78%	3/11/2027		66,387	65,311	65,132	1.56
Stamps.com, Inc. (4)(10)	L +	5.75%	8.38%	10/5/2028		288,827	283,864	283,051	6.79
The NPD Group L.P. (4)(7)(10)	L +	5.75%	8.87%	12/1/2028		197,040	192,895	194,180	4.66
Triple Lift, Inc. (4)(7)(10)	SOFR +	5.50%	9.61%	5/5/2028		65,399	64,242	64,650	1.55
							1,406,538	1,400,172	33.59
Specialty Retail
CustomInk, LLC (4)(11)	L +	6.18%	7.18%	5/3/2026		163,594	162,015	163,594	3.92
Technology Hardware, Storage & Peripherals
Lytx, Inc. (4)(11)	SOFR +	6.75%	9.93%	2/28/2026		84,670	83,886	81,284	1.95
Trading Companies & Distributors
Porcelain Acquisition Corp. (4)(7)(11)	L +	5.75%	9.42%	4/30/2027		55,359	53,800	54,695	1.31
The Cook & Boardman Group, LLC (11)	SOFR +	5.75%	8.48%	10/17/2025		49,321	49,089	46,300	1.11
							102,889	100,995	2.42
Transportation Infrastructure
Capstone Logistics, LLC (4)(11)	L +	4.75%	7.87%	11/12/2027		5,572	5,540	5,461	0.13
Frontline Road Safety, LLC (4)(10)	L +	5.75%	6.68%	5/3/2027		90,315	88,971	86,025	2.06
Helix TS, LLC (4)(7)(10)	L +	5.75%	8.56%	8/4/2027		39,074	38,558	38,334	0.92
Italian Motorway Holdings S.à.r.l (4)(6)(8)	E +	5.25%	5.25%	4/28/2029		€78,810	80,938	74,311	1.78
Roadsafe Holdings, Inc. (4)(7)(11)	L +	5.75%	7.76%	10/19/2027		51,433	50,603	50,877	1.22
Safety Borrower Holdings LP (4)(5)(7)(11)	L +	5.25%	8.32%	9/1/2027		5,189	5,148	5,134	0.12
Sam Holding Co, Inc. (4)(7)(11)	L +	5.00%	8.00%	9/24/2027		42,379	41,573	41,653	1.00
TRP Infrastructure Services, LLC (4)(7)(11)	L +	5.50%	8.62%	7/9/2027		39,385	38,702	36,360	0.87
							350,032	338,154	8.11
Total First Lien Debt							9,524,640	9,468,536	227.15
Second Lien Debt
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(11)	L +	8.75%	11.87%	12/31/2028		7,517	7,385	7,329	0.18
Health Care Providers & Services
Canadian Hospital Specialties Ltd. (4)(5)(6)(8)		8.50%	8.50%	4/15/2029	C$	10,533	8,311	7,206	0.17
Jayhawk Buyer, LLC (4)(11)	L +	8.75%	11.56%	10/15/2027		5,183	5,101	5,144	0.12
							13,412	12,350	0.30

Blackstone Secured Lending Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread		Interest Rate (2)(14)	Maturity Date	Par Amounts/Units (16)		Cost (3)	Fair Value	% of Net Assets
Second Lien Debt (continued)
Industrial Conglomerates
Victory Buyer, LLC (4)(9)	L +	7.00%	10.57%	11/1/2029		$9,619	$9,531	$9,355	0.22%
Insurance
Jones Deslauriers Insurance Management, Inc. (4)(5)(6)(9)	C +	7.50%	11.00%	3/26/2029	C$	28,470	22,260	18,959	0.45
IT Services
Inovalon Holdings, Inc. (4)(5)(10)	L +	10.50% PIK	13.50%	11/24/2033		10,013	9,757	10,013	0.24
Professional Services
Thevelia US, LLC (4)(6)(9)	SOFR +	6.75%	10.45%	6/17/2030		4,920	4,778	4,846	0.12
Software
Mandolin Technology Intermediate Holdings, Inc. (4)(5)(9)	L +	6.50%	9.31%	7/30/2029		3,550	3,508	3,461	0.08
Total Second Lien Debt							70,632	66,313	1.59
Equity
Aerospace & Defense
Micross Topco, Inc. (4)						2,137,866	4,767	4,767	0.11
Air Freight & Logistics
AGI Group Holdings LP - A2 Units (4)						902	902	971	0.02
Mode Holdings, L.P. - Class A-2 Common Units (4)						5,486,923	5,487	10,096	0.24
							6,389	11,066	0.27
Distributors
Box Co-Invest Blocker, LLC (4)						702,305	702	737	0.02
EIS Acquisition Holdings, LP - Class A Common Units (4)						6,292	3,350	10,824	0.26
							4,052	11,562	0.28
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests (4)						12,511,857	12,315	15,036	0.36
Deneb Ultimate Topco, LLC - Class A Units (4)						213	213	191	0.00
							12,528	15,227	0.37
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units (4)						8,419	7,140	6,793	0.16
Point Broadband Holdings, LLC - Class B Units (4)						448,614	1,279	1,196	0.03
							8,419	7,989	0.19
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units (4)						500	500	280	0.01

Blackstone Secured Lending Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amounts/Units (16)	Cost (3)	Fair Value	% of Net Assets
Equity (continued)
Health Care Providers & Services
AVE Holdings I Corp. (4)				625,944	$607	$612	0.01%
Jayhawk Holdings, LP - A-1 Common Units (4)				2,201	392	627	0.02
Jayhawk Holdings, LP - A-2 Common Units (4)				1,185	211	338	0.01
					1,210	1,576	0.04
Health Care Technology
Caerus Midco 2 S.À. R.L - Vehicle Units (4)(6)				58,458	58	58	0.00
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest (4)				2,854,133	2,854	2,854	0.07
Professional Services
Guidehouse Holding Corp. - Preferred Equity (4)				15,440	15,133	16,637	0.40
OHCP V TC COI, LP. - LP Interest (4)				3,500,000	3,500	4,270	0.10
Tricor Horizon, LP (4)(6)				382,469	382	382	0.01
					19,016	21,290	0.51
Software
Connatix Parent, LLC - Class L Common Units (4)				42,045	462	435	0.01
Expedition Holdco, LLC - Class A Units (4)				90	57	51	0.00
Expedition Holdco, LLC - Class B Units (4)				90,000	33	23	0.00
Lobos Parent, Inc. - Series A Preferred Shares (4)				1,545	1,506	1,591	0.04
Mandolin Technology Holdings, Inc. - Series A Preferred Shares (4)				3,550,000	3,444	3,550	0.09
Mimecast Limited (4)				651,175	651	654	0.02
					6,153	6,304	0.15
Specialty Retail
CustomInk, LLC - Series A Preferred Units (4)				384,520	5,200	6,535	0.16
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units (4)				27,536	2,909	2,202	0.05
Ncp Helix Holdings, LLC. - Preferred Shares (4)				369	372	372	0.01
					3,281	2,575	0.06
Total Equity Investments					74,427	92,084	2.18
Total Investment - non-controlled/non-affiliated					9,669,699	9,626,933	230.92

Blackstone Secured Lending Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)(14)	Maturity Date	Par Amounts/Units (16)	Cost (3)	Fair Value	% of Net Assets
Investments - non-controlled/affiliated
Equity
Insurance
Blackstone Donegal Holdings LP - LP Interests (Westland Insurance Group LTD) (4)(5)(6)(15)					$35,638	$45,183	1.08%
Total Equity					35,638	45,183	1.08
Total Investments - non-controlled/affiliated					35,638	45,183	1.08
Total Investment Portfolio					9,705,337	9,672,116	232.00
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund					22,858	22,858	0.55
Other Cash and Cash Equivalents					108,327	108,327	2.60
Total Portfolio Investments, Cash and Cash Equivalents					$9,836,522	$9,803,301	235.15%

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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2022. Variable rate loans typically include an interest reference rate floor feature. As of September 30, 2022, 94.3% of the portfolio at fair value had a base rate floor above zero. For each such loan, the Company has provided the interest rate in effect on the date presented.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Trustees (the “Board”) (see Note 2 and Note 5), pursuant to the Company’s valuation policy.
(5)These debt investments are not pledged as collateral under any of the Company's credit facilities. For other debt investments that are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities.
(6)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2022, non-qualifying assets represented 10.7% of total assets as calculated in accordance with regulatory requirements.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
123Dentist, Inc.	Delayed Draw Term Loan	8/10/2029	$344	$—
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2023	30,697	—
ACI Group Holdings, Inc.	Revolver	8/2/2027	11,567	(116)
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	1,301	(26)
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	468	—
AI Altius Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	1,446	(14)
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	27	—
Amerilife Holdings, LLC	Revolver	8/31/2028	243	(5)
Amerilife Holdings, LLC	Delayed Draw Term Loan	8/31/2029	450	(5)
AmeriVet Partners Management, Inc.	Revolver	2/25/2028	531	—

Blackstone Secured Lending Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
AmeriVet Partners Management, Inc.	Delayed Draw Term Loan	2/25/2024	3,196	—
Anaplan, Inc.	Revolver	6/21/2028	179	(4)
Armada Parent, Inc.	Delayed Draw Term Loan	10/29/2023	1,250	—
Armada Parent, Inc.	Revolver	10/29/2027	3,000	(83)
Ascend Buyer, LLC	Revolver	9/30/2027	1,681	—
AxiomSL Group, Inc.	Delayed Draw Term Loan	12/3/2027	2,949	(29)
AxiomSL Group, Inc.	Revolver	12/3/2025	3,221	(32)
Bazaarvoice, Inc.	Delayed Draw Term Loan	11/7/2022	35,614	—
Bazaarvoice, Inc.	Revolver	5/7/2026	28,662	—
Benefytt Technologies, Inc.	Delayed Draw Term Loan	8/12/2023	448	—
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	08/8/2028	682	(3)
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	1,506	(15)
Caerus US 1, Inc.	Revolver	5/25/2029	1,054	(11)
Cambium Learning Group, Inc.	Revolver	7/20/2028	43,592	—
Canadian Hospital Specialties Ltd.	Delayed Draw Term Loan	4/14/2023	4,197	—
Canadian Hospital Specialties Ltd.	Revolver	4/14/2027	2,093	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	1,408	—
CFGI Holdings, LLC	Delayed Draw Term Loan	11/2/2027	1,200	(12)
CFGI Holdings, LLC	Revolver	11/2/2027	1,050	(21)
Clearview Buyer, Inc.	Revolver	2/26/2027	898	(18)
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	3,668	—
Community Brands ParentCo, LLC	Delayed Draw Term Loan	2/24/2024	588	(6)
Community Brands ParentCo, LLC	Revolver	2/24/2028	345	(7)
Confine Visual Bidco	Delayed Draw Term Loan	3/11/2024	3,418	(51)
Connatix Buyer, Inc.	Revolver	7/14/2027	5,431	(27)
Connatix Buyer, Inc.	Delayed Draw Term Loan	7/14/2023	10,900	(109)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	1,941	(21)
CPI Buyer, LLC	Delayed Draw Term Loan	5/1/2023	7,788	—
CPI Buyer, LLC	Revolver	11/1/2026	3,214	(64)
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	13,664	(137)
Cumming Group, Inc.	Revolver	5/26/2027	11,923	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	3/12/2023	1,338	—
Discovery Education, Inc.	Delayed Draw Term Loan	4/9/2029	6,773	—
Discovery Education, Inc.	Revolver	4/9/2029	2,960	(59)
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2023	18,700	(187)
ENV Bidco AB	Delayed Draw Term Loan	7/19/2029	260	(14)
Episerver, Inc.	Revolver	4/9/2026	2,064	(93)
Experity, Inc.	Revolver	2/24/2028	1,495	(30)
Foundation Risk Partners Corp.	Revolver	10/29/2027	2,256	—
Galway Borrower, LLC	Revolver	9/30/2027	2,113	(53)
Galway Borrower, LLC	Delayed Draw Term Loan	9/30/2023	1,488	(37)
GCX Corporation Buyer, LLC	Delayed Draw Term Loan	9/13/2023	7,500	(75)
The GI Alliance Management, LLC	Delayed Draw Term Loan	9/15/2028	883	(26)
GI Ranger Intermediate, LLC	Revolver	10/29/2027	1,080	—
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/30/2028	4,000	(40)
Gigamon Inc.	Revolver	3/11/2028	437	(19)
Go Car Wash Management Corp.	Delayed Draw Term Loan	8/31/2023	1,057	—
GovernmentJobs.com, Inc.	Revolver	11/30/2027	677	(14)
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	2,144	(21)
GraphPAD Software, LLC	Revolver	4/27/2027	2,124	(32)

Blackstone Secured Lending Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GraphPAD Software, LLC	Delayed Draw Term Loan	4/27/2027	6,429	(64)
Gruden Acquisition, Inc.	Delayed Draw Term Loan	7/1/2023	2,310	(29)
Gruden Acquisition, Inc.	Revolver	7/1/2026	2,625	—
HealthComp Holding Company, LLC	Delayed Draw Term Loan	12/29/2023	28,515	—
Helix TS, LLC	Delayed Draw Term Loan	8/3/2023	3,240	—
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	1,666	—
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2023	6,210	(62)
High Street Buyer, Inc.	Revolver	4/16/2027	2,254	(45)
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	16,598	—
IG Investments Holdings, LLC	Revolver	9/22/2027	3,583	(18)
Infostretch Corporation	Revolver	4/1/2028	550	—
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	11,060	(69)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	915	—
ISQ Hawkey Holdco, Inc.	Revolver	8/17/2028	91	(2)
ISQ Hawkey Holdco, Inc.	Delayed Draw Term Loan	8/17/2029	269	(3)
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	1,897	—
Jayhawk Buyer, LLC	Delayed Draw Term Loan	10/15/2026	130	—
Kaufman Hall & Associates, LLC	Delayed Draw Term Loan	12/14/2023	4,960	(50)
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	702	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	2,121	(21)
KPSKY Acquisition, Inc.	Delayed Draw Term Loan	10/19/2023	143	—
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	15,684	—
Legacy Intermediate, LLC	Revolver	2/25/2028	958	(10)
Legacy Intermediate, LLC	Delayed Draw Term Loan	2/25/2023	2,000	(20)
LinQuest Corp.	Delayed Draw Term Loan	1/27/2023	4,975	(50)
Magnesium BorrowerCo, Inc.	Delayed Draw Term Loan	5/18/2029	485	(12)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/23/2026	851	—
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	12/23/2028	912	—
Material Holdings, LLC	Revolver	8/17/2027	918	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2023	1,802	—
Maverick Acquisition, Inc.	Delayed Draw Term Loan	6/1/2023	2,279	—
Maverick Acquisition, Inc.	Delayed Draw Term Loan	6/1/2027	3,964	(40)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	268	(11)
Monk Holding Co.	Delayed Draw Term Loan	8/12/2023	2,230	(30)
Monterey Financing S.à.r.l	Delayed Draw Term Loan	9/19/2029	462	(15)
MRI Software, LLC	Revolver	2/10/2026	1,516	(43)
Skopima Merger Sub, Inc.	Revolver	2/10/2026	4,200	(425)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	49,408	—
NDC Acquisition Corp.	Revolver	3/9/2027	3,425	—
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	3/1/2023	31,400	(471)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	12/1/2023	3,295	—
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	330	(7)
PGIS Intermediate Holdings, LLC	Delayed Draw Term Loan	10/16/2028	401	—
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	10/1/2023	30,511	—
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/1/2027	14,481	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	159	(3)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2029	320	—
Profile Products, LLC	Revolver	11/12/2027	783	—
Profile Products, LLC	Delayed Draw Term Loan	11/12/2027	859	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	3/17/2023	16,623	—

Blackstone Secured Lending Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2029	333	—
Project Boost Purchaser, LLC	Revolver	5/2/2028	591	(9)
Project Boost Purchaser, LLC	Delayed Draw Term Loan	5/2/2029	979	(5)
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2023	5,917	—
Rally Buyer, Inc.	Revolver	7/19/2028	110	—
Rally Buyer, Inc.	Delayed Draw Term Loan	7/19/2028	205	(2)
Red River Technology, LLC	Delayed Draw Term Loan	5/26/2023	25,880	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	476	(5)
Relativity ODA, LLC	Revolver	5/12/2027	3,292	(49)
Relay Purchaser, LLC	Revolver	8/30/2026	7,143	(71)
Roadsafe Holdings, Inc.	Delayed Draw Term Loan	7/31/2023	4,240	—
RPBLS Midco, LLC	Delayed Draw Term Loan	4/1/2028	20	—
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	6,452	(65)
Safety Borrower Holdings LP	Revolver	9/1/2027	280	—
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2023	30,431	—
Sam Holding Co, Inc.	Revolver	3/24/2027	4,800	—
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	294	—
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2022	511	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/8/2028	2,794	(28)
Sherlock Buyer Corp.	Revolver	12/8/2027	1,111	(22)
Smile Doctors, LLC	Revolver	12/23/2027	1,026	—
Snoopy Bidco, Inc.	Delayed Draw Term Loan	6/1/2023	15,786	(237)
SpecialtyCare, Inc.	Revolver	6/18/2026	1,012	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/18/2023	1,155	—
Spitfire Parent, Inc.	Delayed Draw Term Loan	9/4/2022	3,689	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	673	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	327	—
Tailwind Colony Holding Corporation	Delayed Draw Term Loan	12/10/2022	2,342	—
TCFI AEVEX, LLC	Delayed Draw Term Loan	11/7/2022	30,445	(304)
The Fertility Partners, Inc.	Revolver	9/16/2027	278	(33)
The Fertility Partners, Inc.	Delayed Draw Term Loan	3/16/2024	315	—
The NPD Group L.P.	Revolver	12/1/2027	13,800	(138)
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	6,881	(69)
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2023	10,916	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	12/21/2023	1,380	(14)
Triple Lift, Inc.	Revolver	5/6/2028	4,747	—
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	1/9/2023	7,101	(71)
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	4,440	—
United Mutual Acquisition Holdings, LLC	Delayed Draw Term Loan	7/15/2028	1,275	—
Unified Physician Management, LLC	Revolver	6/18/2029	241	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	11/18/2023	7,837	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	3,233	(48)
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	3,848	—
West Monroe Partners, LLC	Revolver	11/9/2027	1,443	—
Westland Insurance Group LTD	Delayed Draw Term Loan	1/5/2027	12,786	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	6,723	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	10,490	—
Total Unfunded Commitments			$848,998	$(4,186)

Blackstone Secured Lending Fund Consolidated Schedule of Investments September 30, 2022 (in thousands) (Unaudited)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of September 30, 2022 was 0.50%.
(10)The interest rate floor on these investments as of September 30, 2022 was 0.75%.
(11)The interest rate floor on these investments as of September 30, 2022 was 1.00%.
(12)The interest rate floor on these investments as of September 30, 2022 was 1.25%.
(13)The interest rate floor on these investments as of September 30, 2022 was 1.50%.
(14)For unsettled positions the interest rate does not include the base rate.
(15)Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2022, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2022, the Company’s non-controlled/affiliated investments were as follows:

	Fair value as of December 31, 2021	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of September 30, 2022	Dividend and Interest Income
Non-controlled/Affiliated Investments
Blackstone Donegal Holdings LP	$35,683	$2,878	$—	$6,622	$45,183	$—
Total	$35,683	$2,878	$—	$6,622	$45,183	$—

(16)As of September 30, 2022, the Company had investments denominated in Canadian Dollars (C$), Euros (€), British Pounds (£), Danish Krone (DKK), Swedish Krona (SEK) and Norwegian Krone (NOK).
The accompanying notes are an integral part of these consolidated financial statements

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Corfin Holdings, Inc. (4)(11)	L + 6.00%	7.00%	12/27/2027	$271,375	$267,405	$270,697	6.09%
LinQuest Corp. (4)(5)(7)(10)	L + 5.75%	6.50%	7/28/2028	17,456	17,082	17,057	0.38
MAG DS Corp. (11)	L + 5.50%	6.50%	4/1/2027	83,707	77,289	77,011	1.73
Maverick Acquisition, Inc. (4)(7)(11)	L + 6.00%	7.00%	6/1/2027	18,969	18,524	18,717	0.42
TCFI AEVEX, LLC (4)(7)(11)	L + 6.00%	7.00%	3/18/2026	112,572	110,659	101,424	2.28
					490,960	484,905	10.90
Air Freight & Logistics
AGI-CFI Holdings, Inc. (4)(10)	L + 5.50%	6.25%	6/11/2027	117,382	115,160	116,208	2.61
Livingston International, Inc. (4)(6)(10)	L + 5.50%	6.25%	4/30/2027	130,160	127,052	128,858	2.90
Mode Purchaser, Inc. (4)(11)	L + 6.25%	7.25%	12/9/2026	175,204	172,734	175,204	3.94
R1 Holdings, LLC (4)(7)(11)	L + 6.00%	7.00%	1/2/2026	60,540	59,948	60,540	1.36
RWL Holdings, LLC (4)(7)(10)	SOFR + 5.75%	6.50%	12/31/2028	24,315	23,768	23,764	0.53
SEKO Global Logistics Network, LLC (4)(5)(11)	E + 5.00%	6.00%	12/30/2026	€1,863	2,128	2,118	0.05
SEKO Global Logistics Network, LLC (4)(5)(7)(11)	L + 5.00%	6.00%	12/30/2026	5,064	4,985	5,052	0.11
					505,775	511,746	11.50
Building Products
Fencing Supply Group Acquisition, LLC (4)(5)(11)	L + 6.00%	7.00%	2/26/2027	52,717	52,010	52,453	1.18
Jacuzzi Brands, LLC (4)(11)	L + 6.50%	7.50%	2/25/2025	94,817	93,867	94,817	2.13
L&S Mechanical Acquisition, LLC (4)(5)(7)(10)	L + 5.75%	6.50%	9/1/2027	12,755	12,514	12,500	0.28
Latham Pool Products, Inc. (8)	L + 6.00%	6.10%	6/18/2025	62,223	61,448	62,560	1.41
Lindstrom, LLC (4)(11)	L + 6.25%	7.25%	4/7/2025	122,220	120,954	122,220	2.75
Windows Acquisition Holdings, Inc. (4)(5)(11)	L + 6.50%	7.50%	12/29/2026	55,418	54,488	55,418	1.25
					395,281	399,969	9.00
Chemicals
Polymer Additives, Inc. (8)	L + 6.00%	6.13%	7/31/2025	24,177	23,457	23,585	0.53
VDM Buyer, Inc. (4)(8)	L + 6.75%	6.89%	4/22/2025	€23,779	26,474	26,231	0.59
VDM Buyer, Inc. (4)(8)	L + 6.75%	6.88%	4/22/2025	62,449	61,761	60,575	1.36
					111,692	110,391	2.48

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies
Bazaarvoice, Inc. (4)(7)(8)	L + 5.75%	5.85%	5/7/2028	$208,736	$208,736	$208,736	4.69%
Java Buyer, Inc. (4)(7)(10)	L + 5.75%	6.50%	12/15/2027	4,019	3,891	3,891	0.09
JSS Holdings, Inc. (4)(10)	L + 6.00%	6.75%	12/17/2028	5,000	4,925	4,963	0.11
JSS Holdings, Inc. (4)(11)	L + 6.25%	7.25%	12/17/2028	288,815	285,148	286,649	6.45
Knowledge Pro Buyer, Inc. (4)(7)(10)	L + 5.75%	6.50%	12/10/2027	5,248	5,107	5,106	0.11
KPSKY Acquisition, Inc. (4)(7)(10)	L + 5.50%	6.25%	10/19/2028	21,914	21,477	21,476	0.48
The Action Environmental Group, Inc. (4)(7)(12)	L + 6.00%	7.25%	1/16/2026	117,131	114,946	113,473	2.55
Veregy Consolidated, Inc. (11)	L + 6.00%	7.00%	11/2/2027	21,099	20,610	21,152	0.48
					664,839	665,444	14.96
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(7)(11)	L + 5.00%	6.00%	12/31/2027	22,386	21,802	22,147	0.50
Containers & Packaging
Ascend Buyer, LLC (4)(7)(10)	L + 5.75%	6.50%	9/30/2028	19,400	18,995	18,980	0.43
Distributors
BP Purchaser, LLC (4)(10)	L + 5.50%	6.25%	12/10/2028	7,388	7,241	7,240	0.16
Bution Holdco 2, Inc. (4)(11)	L + 6.25%	7.25%	10/17/2025	74,059	73,123	73,503	1.65
Dana Kepner Company, LLC (4)(11)	L + 6.25%	7.25%	12/29/2026	63,945	62,880	64,104	1.44
Genuine Cable Group, LLC (4)(7)(10)	L + 5.75%	6.50%	11/2/2026	143,539	140,399	140,654	3.16
Marcone Yellowstone Buyer, Inc. (7)(10)	L + 5.50%	6.25%	12/23/2028	5,000	4,884	4,884	0.11
NDC Acquisition Corp. (4)(7)(11)	L + 5.75%	6.75%	3/9/2027	13,699	13,373	13,562	0.30
NDC Acquisition Corp. (4)(5)(7)(11) - Revolving Term Loan	L + 5.75%	6.75%	3/9/2027	214	133	180	0.00
Tailwind Colony Holding Corporation (4)(7)(11)	L + 7.50%	8.50%	11/13/2024	39,408	39,028	38,619	0.87
Unified Door & Hardware Group, LLC (4)(11)	L + 5.75%	6.75%	6/30/2025	95,336	93,908	94,860	2.13
					434,969	437,605	9.82
Diversified Consumer Services
Cambium Learning Group, Inc. (4)(7)(10)	L + 5.50%	6.25%	7/20/2028	315,160	312,049	315,160	7.09
Dreambox Learning Holding, LLC (4)(10)	L + 6.25%	7.00%	12/1/2027	7,087	6,937	6,945	0.16
Go Car Wash Management Corp. (4)(7)(11)	L + 5.75%	6.75%	12/31/2026	11,073	10,697	10,686	0.24
					329,683	332,791	7.49
Diversified Financial Services
Barbri Holdings, Inc. (4)(10)	L + 5.75%	6.50%	4/30/2028	60,563	59,349	59,957	1.35
SelectQuote, Inc. (4)(7)(10)	L + 5.00%	5.75%	11/5/2024	75,780	74,223	75,539	1.70
					133,572	135,496	3.05
Diversified Telecommunication Services
Point Broadband Acquisition, LLC (4)(7)(11)	L + 6.00%	7.00%	10/1/2028	87,231	84,655	84,559	1.90
Electric Utilities
Qualus Power Services Corp. (4)(7)(11)	L + 5.50%	6.50%	3/26/2027	32,126	31,352	31,745	0.71

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Electrical Equipment
Emergency Power Holdings, LLC (4)(5)(7)(11)	L + 5.50%	6.50%	8/17/2028		$65,000	$63,593	$63,513	1.43%
Radwell International, LLC (4)(6)(7)(10)	L + 5.50%	6.25%	7/13/2027		116,011	115,547	115,620	2.60
Shoals Holdings, LLC (4)(11)	L + 3.25%	4.25%	11/25/2026		84,359	82,607	84,781	1.91
						261,747	263,914	5.94
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(5)(7)(11)	L + 6.00%	7.00%	12/23/2026		110,153	108,127	108,195	2.43
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(11)	L + 7.50% (incl. 1.00% PIK)	8.50%	10/4/2024		48,391	47,597	47,544	1.07
Tetra Technologies, Inc. (4)(6)(11)	L + 6.25%	7.25%	9/10/2025		17,790	17,716	17,790	0.40
						65,314	65,333	1.47
Health Care Equipment & Supplies
CPI Buyer, LLC (4)(7)(10)	L + 5.50%	6.25%	11/1/2028		29,500	28,777	28,767	0.65
GCX Corporation Buyer, LLC (4)(5)(7)(10)	L + 5.50%	6.25%	9/13/2027		21,945	21,453	21,431	0.48
						50,230	50,198	1.13
Health Care Providers & Services
ACI Group Holdings, Inc. (4)(5)(7)(10)	L + 5.50%	6.25%	8/2/2028		109,290	106,643	107,682	2.42
ADCS Clinics Intermediate Holdings, LLC (4)(7)(11)	L + 6.25%	7.25%	5/7/2027		8,247	8,069	8,129	0.18
Canadian Hospital Specialties Ltd. (4)(5)(6)(7)(11)	L + 4.50%	5.50%	4/14/2028	C$	27,052	21,291	21,430	0.48
Canadian Hospital Specialties Ltd. (4)(5)(6)(7)(11) - Revolving Term Loan	C + 5.25%	6.25%	4/14/2028	C$	547	399	388	0.01
CCBlue Bidco, Inc. (4)(7)(10)	L + 6.25% (incl. 2.75% PIK)	7.00%	12/21/2028		9,728	9,515	9,514	0.21
Cross Country Healthcare, Inc. (4)(10)	L + 5.75%	6.50%	6/8/2027		29,545	29,010	29,250	0.66
DCA Investment Holdings, LLC (4)(7)(10)	L + 6.25%	7.00%	3/12/2027		24,471	24,128	24,203	0.54
Epoch Acquisition, Inc. (4)(11)	L + 6.75%	7.75%	10/4/2024		24,560	24,404	24,560	0.55
HealthComp Holding Company, LLC (4)(5)(7)(11)	L + 5.75%	6.75%	10/27/2026		105,078	102,655	105,078	2.36
Jayhawk Buyer, LLC (4)(11)	L + 5.00%	6.00%	10/15/2026		154,227	151,312	152,685	3.43
Navigator Acquiror, Inc. (4)(7)(9)	L + 5.75%	6.25%	7/16/2027		201,924	200,061	200,915	4.52
Odyssey Holding Company, LLC (4)(11)	L + 5.75%	6.75%	11/16/2025		20,489	20,274	20,489	0.46
Onex Baltimore Buyer, Inc. (4)(7)(10)	L + 5.75%	6.50%	12/1/2027		28,977	28,368	28,364	0.64
Smile Doctors, LLC (4)(7)(10)	L + 5.75%	6.50%	12/1/2028		9,449	9,221	9,233	0.21
Snoopy Bidco, Inc. (4)(7)(10)	L + 6.00%	6.75%	6/1/2028		264,000	255,148	258,750	5.82
SpecialtyCare, Inc. (4)(5)(7)(11)	L + 5.75%	6.75%	6/18/2028		12,225	11,844	11,975	0.27
Stepping Stones Healthcare Services, LLC (4)(7)(10)	L + 5.75%	6.50%	1/2/2029		2,188	2,129	2,129	0.05
The GI Alliance Management, LLC (4)(11)	L + 6.25%	7.25%	11/4/2024		272,257	267,352	270,216	6.08
US Oral Surgery Management Holdco, LLC (4)(7)(10)	L + 5.50%	6.25%	11/18/2027		32,982	32,152	32,238	0.72

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
WHCG Purchaser III, Inc. (4)(5)(7)(10)	L + 5.75%	6.50%	6/22/2028		$46,608	$45,438	$45,352	1.02%
						1,349,412	1,362,579	30.63
Health Care Technology
Edifecs, Inc. (4)(11)	L + 7.00%	8.00%	9/21/2026		221,397	217,041	228,039	5.13
Edifecs, Inc. (4)(10)	L + 5.50%	6.25%	9/21/2026		13,703	13,437	13,428	0.30
GI Ranger Intermediate, LLC (4)(7)(10)	L + 6.00%	6.75%	10/29/2028		13,080	12,782	12,774	0.29
NMC Crimson Holdings, Inc. (4)(7)(10)	L + 6.00%	6.75%	3/1/2028		71,173	68,879	69,279	1.56
Project Ruby Ultimate Parent Corp. (10)	L + 3.25%	4.00%	3/3/2028		8,547	8,509	8,549	0.19
						320,649	332,069	7.47
Insurance
Alera Group, Inc. (4)(7)(10)	L + 5.50%	6.25%	9/30/2028		3,713	3,678	3,676	0.08
Benefytt Technologies, Inc. (4)(7)(10)	L + 6.00%	6.75%	8/12/2027		10,500	10,276	10,260	0.23
Foundation Risk Partners Corp. (4)(7)(10)	L + 5.75%	6.50%	10/29/2028		24,286	23,881	23,891	0.54
Galway Borrower, LLC (4)(5)(7)(10)	L + 5.25%	6.00%	9/24/2028		24,059	22,882	22,993	0.52
High Street Buyer, Inc. (4)(5)(7)(10)	L + 6.00%	6.75%	4/14/2028		49,854	48,869	48,741	1.10
Integrity Marketing Acquisition, LLC (4)(5)(7)(10)	L + 5.50%	6.25%	8/27/2025		113,724	112,245	113,109	2.54
Integrity Marketing Acquisition, LLC (4)(5)(11)	L + 5.75%	6.75%	8/27/2025		19,879	19,640	19,829	0.45
Jones Deslauriers Insurance Management, Inc. (5)(6)(7)(10)	C + 4.25%	5.00%	3/28/2028	C$	68,239	53,248	53,799	1.21
PGIS Intermediate Holdings, LLC (4)(5)(7)(10)	L + 5.50%	6.25%	10/14/2028		3,373	3,288	3,290	0.07
SG Acquisition, Inc. (4)(9)	L + 5.00%	5.50%	1/27/2027		110,586	109,152	110,309	2.48
Tennessee Bidco Limited (4)(5)(6)(8)	L + 7.00%	7.15%	8/3/2028		63,529	61,854	61,623	1.39
Tennessee Bidco Limited (4)(5)(6)(7)(8)	S + 7.00%	7.05%	8/3/2028		£25,848	33,898	33,663	0.76
Westland Insurance Group LTD (4)(5)(6)(11)	L + 7.00%	8.00%	1/5/2027		42,483	39,257	41,315	0.93
Westland Insurance Group LTD (4)(5)(6)(7)(11)	C + 7.00%	8.00%	1/5/2027	C$	96,704	68,874	74,348	1.67
						611,042	620,848	13.97
Interactive Media & Services
Bungie, Inc. (4)(11)	L + 6.25%	7.25%	8/28/2024		47,200	46,824	47,200	1.06
Internet & Direct Marketing Retail
Donuts, Inc. (4)(11)	L + 6.00%	7.00%	12/29/2026		325,760	320,336	324,131	7.29
IT Services
AI Altius Bidco, Inc. (4)(5)(7)(10)	L + 5.50%	6.25%	12/13/2028		6,218	6,074	6,060	0.14
Inovalon Holdings, Inc. (4)(7)(10)	L + 5.75%	6.50%	11/24/2028		103,533	100,841	100,806	2.27
Razor Holdco, LLC (4)(10)	L + 5.75%	6.50%	10/25/2027		47,800	46,874	46,844	1.05
Red River Technology, LLC (4)(7)(11)	L + 6.00%	7.00%	5/26/2027		81,604	80,264	78,951	1.78
Turing Holdco, Inc. (4)(5)(6)(8)	L + 6.00%	6.13%	8/3/2028		8,437	8,192	8,184	0.18
Turing Holdco, Inc. (4)(5)(6)(7)(8)	L + 6.00%	6.00%	8/3/2028		€10,880	12,062	11,860	0.27
						254,306	252,705	5.69

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Machinery
MHE Intermediate Holdings, LLC (4)(5)(7)(11)	L + 5.75%	6.75%	7/21/2027	$3,304	$3,236	$3,233	0.07%
Marine
Armada Parent, Inc. (4)(7)(10)	L + 5.75%	6.50%	10/29/2027	25,250	24,682	24,665	0.55
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc. (4)(6)(13)	L + 6.25%	7.75%	11/26/2024	150,862	149,549	150,862	3.39
Paper & Forest Products
Profile Products, LLC (4)(7)(10)	L + 5.50%	6.25%	11/12/2027	6,075	5,925	5,922	0.13
Professional Services
ALKU, LLC (4)(10)	L + 5.25%	6.00%	3/1/2028	79,643	78,914	79,245	1.78
ASP Endeavor Acquisition, LLC (4)(5)(9)	L + 6.50%	7.00%	5/3/2027	13,905	13,625	13,766	0.31
BPPH2 Limited (4)(5)(6)(8)	L + 6.75%	6.92%	3/2/2028	£26,300	35,487	35,978	0.81
CFGI Holdings, LLC (4)(7)(10)	L + 5.25%	6.00%	11/1/2027	7,675	7,494	7,489	0.17
Clearview Buyer, Inc. (4)(5)(7)(10)	L + 5.25%	6.00%	8/26/2027	17,339	16,969	16,947	0.38
Guidehouse, Inc. (4)(5)(7)(10)	L + 5.50%	6.25%	10/16/2028	346,154	342,793	342,692	7.71
HIG Orca Acquisition Holdings, Inc. (4)(5)(7)(11)	L + 6.00%	7.00%	8/17/2027	33,523	32,833	32,761	0.74
IG Investments Holdings, LLC (4)(5)(7)(10)	L + 6.00%	6.75%	9/22/2028	47,676	46,726	47,375	1.07
Kaufman Hall & Associates, LLC (4)(7)(10)	L + 5.50%	6.25%	12/14/2028	19,500	19,063	19,060	0.43
Material Holdings, LLC (4)(5)(7)(10)	L + 5.75%	6.50%	8/19/2027	27,416	26,873	26,838	0.60
Sherlock Buyer Corp. (4)(7)(8)	L + 5.75%	5.75%	12/8/2028	8,638	8,417	8,415	0.19
Titan Investment Company, Inc. (4)(5)(8)	L + 5.75%	5.96%	3/20/2027	42,460	40,729	42,672	0.96
Trinity Air Consultants Holdings Corp. (4)(7)(10)	L + 5.25%	6.00%	6/29/2027	69,311	67,797	67,656	1.52
Trinity Partners Holdings, LLC (4)(7)(10)	L + 5.75%	6.50%	12/21/2028	4,658	4,551	4,551	0.10
West Monroe Partners, LLC (4)(7)(10)	L + 5.50%	6.25%	11/8/2028	15,009	14,715	14,709	0.33
					756,987	760,154	17.10
Real Estate Management & Development
Cumming Group, Inc. (4)(7)(11)	L + 6.00%	7.00%	5/26/2027	55,072	53,548	54,820	1.23
Progress Residential PM Holdings, LLC (4)(7)(10)	L + 6.25%	7.00%	2/16/2028	70,324	68,756	71,027	1.60
					122,304	125,846	2.83
Road & Rail
Gruden Acquisition, Inc. (4)(5)(7)(11)	L + 5.25%	6.25%	7/1/2028	26,198	25,482	25,429	0.57

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Software
AxiomSL Group, Inc. (4)(7)(11)	L + 6.00%	7.00%	12/3/2027	$42,545	$41,669	$41,571	0.93%
Connatix Buyer, Inc. (4)(5)(7)(10)	L + 6.00%	6.75%	7/14/2027	37,718	36,822	36,746	0.83
Diligent Corporation (4)(11)	L + 5.75%	6.75%	8/4/2025	59,550	58,861	59,103	1.33
Episerver, Inc. (4)(5)(7)(11)	L + 5.50%	6.50%	4/9/2026	9,742	9,587	9,565	0.22
Experity, Inc. (4)(5)(7)(10)	L + 5.50%	6.25%	7/22/2027	8,527	8,352	8,338	0.19
GovernmentJobs.com, Inc. (4)(7)(10)	L + 5.50%	6.25%	12/1/2028	5,000	4,866	4,865	0.11
GraphPAD Software, LLC (4)(7)(11)	L + 5.50%	6.50%	4/27/2027	26,853	26,453	26,488	0.60
LD Lower Holdings, Inc. (4)(7)(11)	L + 6.50%	7.50%	2/8/2026	93,400	91,866	92,466	2.08
Mandolin Technology Intermediate Holdings, Inc. (4)(5)(7)(9)	L + 3.75%	4.25%	7/6/2028	8,700	8,566	8,558	0.19
Medallia, Inc. (4)(10)	L + 6.75% PIK	7.50%	10/29/2028	296,542	290,819	290,611	6.53
Monk Holding Co. (4)(7)(10)	L + 5.75%	6.50%	12/1/2027	4,889	4,743	4,744	0.11
MRI Software, LLC (5)(7)(11)	L + 5.50%	6.50%	2/10/2026	28,117	27,946	28,094	0.63
Nintex Topco Limited (4)(6)(10)	L + 5.75%	6.50%	11/13/2028	34,475	33,799	33,786	0.76
Relativity ODA, LLC (4)(7)(11)	L + 7.50% PIK	8.50%	5/12/2027	19,323	18,842	18,984	0.43
Relay Purchaser, LLC (4)(5)(7)(10)	L + 6.00%	6.75%	8/30/2028	50,000	48,982	49,304	1.11
Spitfire Parent, Inc. (4)(5)(11)	L + 5.50%	6.50%	3/11/2027	€10,448	12,406	11,762	0.26
Spitfire Parent, Inc. (4)(7)(11)	L + 5.50%	6.50%	3/11/2027	70,933	69,574	70,131	1.58
Stamps.com, Inc. (4)(10)	L + 5.75%	6.50%	10/5/2028	290,278	284,671	284,473	6.40
The NPD Group L.P. (4)(7)(10)	L + 6.00%	6.75%	11/9/2028	122,600	119,670	119,633	2.69
Triple Lift, Inc. (4)(7)(10)	L + 5.75%	6.50%	5/6/2028	48,755	47,732	48,114	1.08
					1,246,226	1,247,334	28.06
Specialty Retail
CustomInk, LLC (4)(11)	L + 6.21%	7.21%	5/3/2026	163,594	161,686	161,549	3.63
Technology Hardware, Storage & Peripherals
Lytx, Inc. (4)(11)	L + 6.75%	7.75%	2/28/2026	85,320	84,355	84,893	1.91
Trading Companies & Distributors
Porcelain Acquisition Corp. (4)(7)(11)	L + 6.00%	7.00%	4/30/2027	47,556	45,729	45,822	1.03
The Cook & Boardman Group, LLC (11)	L + 5.75%	6.75%	10/17/2025	49,712	49,421	48,494	1.09
					95,150	94,316	2.12

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Transportation Infrastructure
Capstone Logistics, LLC (7)(11)	L + 4.75%	5.75%	11/12/2027		$5,615	$5,575	$5,628	0.13%
Frontline Road Safety, LLC (4)(7)(10)	L + 5.75%	6.50%	5/3/2027		91,070	89,451	87,970	1.98
Helix TS, LLC (4)(7)(10)	L + 5.75%	6.50%	8/4/2027		36,193	35,514	35,469	0.80
Roadsafe Holdings, Inc. (4)(7)(11)	L + 5.75%	6.75%	10/19/2027		43,200	42,356	42,697	0.96
Safety Borrower Holdings LP (4)(5)(7)(11)	L + 5.75%	6.75%	9/1/2027		4,195	4,147	4,145	0.09
Sam Holding Co, Inc. (4)(7)(11)	L + 5.50%	6.50%	9/24/2027		38,305	37,372	37,323	0.84
Spireon, Inc. (4)(11)	L + 6.50%	7.50%	10/4/2024		22,733	22,601	22,733	0.51
TRP Infrastructure Services, LLC (4)(7)(11)	L + 5.50%	6.50%	7/9/2027		39,684	38,889	38,820	0.87
						275,905	274,783	6.18
Total First Lien Debt						9,563,051	9,621,939	216.36
Second Lien Debt
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(11)	L + 8.75%	9.75%	12/31/2028		7,517	7,369	7,517	0.17
Health Care Providers & Services
Canadian Hospital Specialties Ltd. (4)(5)(6)(8)	8.75%	8.75%	4/15/2029	C$	10,533	8,274	8,318	0.19
Jayhawk Buyer, LLC (4)(11)	L + 8.75%	9.75%	10/15/2027		5,183	5,089	5,118	0.12
						13,363	13,437	0.31
Industrial Conglomerates
Victory Buyer, LLC (4)(9)	L + 7.00%	7.50%	11/19/2028		9,619	9,523	9,523	0.21
Insurance
Jones Deslauriers Insurance Management, Inc. (5)(6)(7)(9)	C + 7.50%	8.00%	3/26/2029	C$	25,495	19,778	20,295	0.46
IT Services
Inovalon Holdings, Inc. (4)(5)(10)	L + 10.50% PIK	11.25%	11/24/2033		9,182	8,909	8,907	0.20
Software
Mandolin Technology Intermediate Holdings, Inc. (4)(5)(9)	L + 6.50%	7.00%	7/6/2029		3,550	3,503	3,497	0.08
Total Second Lien Debt						62,445	63,175	1.43
Warrants
Software
Mermaid EquityCo L.P. - Class B Units (4)					4,551	865	7,645	0.17
Total Warrants						865	7,645	0.17
Equity
Aerospace & Defense
Corfin Holdco, Inc. - Common Stock (4)					2,137,866	$4,767	$9,535	0.21%

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity (continued)
Air Freight & Logistics
AGI Group Holdings LP - A2 Units (4)				902	$902	$971	0.02%
Mode Holdings, L.P. - Class A-2 Common Units (4)				5,486,923	5,487	9,876	0.22
					6,389	10,847	0.24
Distributors
Box Co-Invest Blocker, LLC (4)				702,305	702	702	0.02
EIS Acquisition Holdings, LP - Class A Common Units (4)				6,292	3,358	6,764	0.15
					4,061	7,466	0.17
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests (4)				12,511,857	12,315	14,480	0.33
Deneb Ultimate Topco, LLC - Class A Units (4)				213	213	213	0.00
					12,528	14,693	0.33
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units (4)				6,930	5,877	5,877	0.13
Point Broadband Holdings, LLC - Class B Units (4)				369,255	1,053	1,052	0.02
					6,930	6,930	0.15
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units (4)				500	500	500	0.01
Health Care Providers & Services
Jayhawk Holdings, LP - A-1 Common Units (4)				2,201	392	579	0.01
Jayhawk Holdings, LP - A-2 Common Units (4)				1,185	211	312	0.01
					603	890	0.02
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest (4)				2,854,133	2,854	2,854	0.06
Professional Services
Guidehouse Holding Corp. - Preferred Equity (4)				15,440	15,133	15,789	0.36
OHCP V TC COI, LP. - LP Interest (4)				3,500,000	3,500	3,500	0.08
					18,633	19,289	0.44
Software
Connatix Parent, LLC - Class L Common Units (4)				42,045	462	462	0.01
Lobos Parent, Inc. - Series A Preferred Shares (4)				1,545	1,506	1,518	0.03
Mandolin Technology Holdings, Inc.- Series A Preferred Shares (4)				3,550	3,444	3,602	0.08
Mermaid Equity Co. L.P. - Class A-2 Common Units (4)				14,849,355	14,849	39,054	0.88
					20,261	44,637	1.00

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity (continued)
Specialty Retail
CustomInk, LLC - Series A Preferred Units (4)				384,520	$5,200	$6,272	0.14%
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units (4)				27,536	2,909	2,628	0.06
Ncp Helix Holdings, LLC. - Preferred Shares (4)				369	372	397	0.01
					3,281	3,025	0.07
Total Equity Investments					86,006	126,937	2.84
Total Investments - non-controlled/non-affiliated					9,712,367	9,819,696	220.80
Investments - non-controlled/affiliated
Equity
Insurance
Blackstone Donegal Holdings LP - LP Interests (Westland Insurance Group LTD) (4)(5)(6)(14)					32,759	35,683	0.80
Total Equity					32,759	35,683	0.80
Total Investments - non-controlled/affiliated					32,759	35,683	0.80
Total Investment Portfolio					9,745,126	9,855,379	221.59
Cash and Cash Equivalents
Other Cash and Cash Equivalents					102,879	102,879	2.31
Total Portfolio Investments, Cash and Cash Equivalents					$9,848,004	$9,958,258	223.90%
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2023	$39,937	$—
ACI Group Holdings, Inc.	Revolver	8/2/2027	11,567	(116)
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	881	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	1,301	(26)
AI Altius Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	1,302	(26)
Albireo Energy, LLC	Delayed Draw Term Loan	6/23/2022	33,799	—
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	28	—
Armada Parent, Inc.	Delayed Draw Term Loan	10/29/2023	2,500	(25)
Armada Parent, Inc.	Revolver	10/29/2027	2,750	—
Ascend Buyer, LLC	Revolver	9/30/2027	1,617	—
AxiomSL Group, Inc.	Delayed Draw Term Loan	12/3/2027	2,949	(59)
AxiomSL Group, Inc.	Revolver	12/3/2025	3,221	(64)
Bazaarvoice, Inc.	Delayed Draw Term Loan	11/7/2022	32,212	—
Bazaarvoice, Inc.	Revolver	5/7/2026	28,662	—
Benefytt Technologies, Inc.	Delayed Draw Term Loan	8/12/2023	2,985	(30)
Monk Holding Co.	Delayed Draw Term Loan	8/12/2023	2,230	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	43,592	—
Canadian Hospital Specialties Ltd.	Delayed Draw Term Loan	4/14/2023	5,754	—
Canadian Hospital Specialties Ltd.	Revolver	4/14/2027	2,440	—
Capstone Logistics, LLC	Delayed Draw Term Loan	11/12/2027	338	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	1,920	—
CFGI Holdings, LLC	Delayed Draw Term Loan	11/2/2027	1,200	(12)
CFGI Holdings, LLC	Revolver	11/2/2027	1,050	(21)
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	3,668	—
Clearview Buyer, Inc.	Revolver	2/26/2027	449	—
Connatix Buyer, Inc.	Delayed Draw Term Loan	7/14/2023	10,900	(109)
Connatix Buyer, Inc.	Revolver	7/14/2027	5,431	—
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	1,331	—
CPI Buyer, LLC	Delayed Draw Term Loan	5/1/2023	8,747	—
CPI Buyer, LLC	Revolver	11/1/2026	3,214	(64)
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	27,409	—
Cumming Group, Inc.	Revolver	5/26/2027	11,576	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	3/12/2023	3,900	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2023	18,700	—
Episerver, Inc.	Revolver	4/9/2026	2,064	(31)
Experity, Inc.	Revolver	7/22/2027	948	(19)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2023	2,108	—
Foundation Risk Partners Corp.	Revolver	10/29/2027	2,382	(36)
Frontline Road Safety, LLC - A	Delayed Draw Term Loan	5/3/2027	3,419	—

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt (continued)
Frontline Road Safety, LLC - B	Delayed Draw Term Loan	5/3/2022	26,351	—
Galway Borrower, LLC	Delayed Draw Term Loan	9/30/2023	35,620	—
Galway Borrower, LLC	Revolver	9/30/2027	19,017	(380)
GCX Corporation Buyer, LLC	Delayed Draw Term Loan	9/13/2023	7,500	—
Genuine Cable Group, LLC	Delayed Draw Term Loan	4/1/2023	37,385	—
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/29/2023	2,000	(20)
GI Ranger Intermediate, LLC	Revolver	10/29/2027	1,200	(24)
Go Car Wash Management Corp.	Delayed Draw Term Loan	8/31/2023	12,715	—
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	2,144	—
GovernmentJobs.com, Inc.	Revolver	11/30/2027	677	(14)
GI Consilio Parent, LLC	Revolver	5/14/2026	4,200	—
GraphPAD Software, LLC	Delayed Draw Term Loan	4/27/2027	6,429	(64)
GraphPAD Software, LLC	Revolver	4/27/2027	2,124	—
Gruden Acquisition, Inc.	Delayed Draw Term Loan	7/1/2023	3,428	—
Gruden Acquisition, Inc.	Revolver	7/1/2026	3,000	(75)
Guidehouse, Inc.	Revolver	10/15/2027	27,395	—
HealthComp Holding Company, LLC	Delayed Draw Term Loan	4/27/2022	28,515	—
Helix TS, LLC	Delayed Draw Term Loan	8/3/2023	16,420	—
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2023	6,210	(62)
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	1,481	—
High Street Buyer, Inc. - B	Delayed Draw Term Loan	4/16/2028	3,573	—
High Street Buyer, Inc.	Revolver	4/16/2027	2,254	(45)
IG Investments Holdings, LLC	Revolver	9/22/2027	1,791	—
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	11,060	(138)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	12,762	—
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	2,950	—
Java Buyer, Inc.	Revolver	12/15/2027	820	(16)
Jones Deslauriers Insurance Management, Inc.	Delayed Draw Term Loan	3/28/2022	15,248	—
Jones Deslauriers Insurance Management, Inc. (2nd Lien)	Delayed Draw Term Loan	3/28/2022	2,441	—
Kaufman Hall & Associates, LLC	Delayed Draw Term Loan	12/14/2023	4,960	(50)
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	2,121	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	784	—
KPSKY Acquisition, Inc.	Delayed Draw Term Loan	10/19/2023	1,188	—
L&S Mechanical Acquisition, LLC	Delayed Draw Term Loan	9/1/2022	4,088	—
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	15,684	—
LinQuest Corp.	Delayed Draw Term Loan	1/27/2023	4,975	(50)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	1,200	—
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	12/23/2028	1,600	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2023	3,533	—
Material Holdings, LLC	Revolver	8/17/2027	1,484	—
Maverick Acquisition, Inc.	Delayed Draw Term Loan	6/1/2023	6,243	—

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt (continued)
MHE Intermediate Holdings, LLC	Delayed Draw Term Loan	7/21/2023	170	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	268	(5)
MRI Software, LLC	Revolver	2/10/2026	1,516	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	65,988	—
NDC Acquisition Corp.	Revolver	3/9/2027	3,211	—
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	3/1/2023	31,400	(471)
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/30/2022	22,627	(665)
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	2/16/2022	16,623	—
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	12/1/2023	3,388	—
PGIS Intermediate Holdings, LLC	Delayed Draw Term Loan	10/16/2028	1,297	(13)
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	330	(2)
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	10/1/2023	39,309	(491)
Profile Products, LLC	Delayed Draw Term Loan	11/12/2027	1,340	—
Profile Products, LLC	Revolver	11/12/2027	893	(18)
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2023	5,917	—
R1 Holdings, LLC	Delayed Draw Term Loan	4/19/2022	8,886	—
Radwell International, LLC	Delayed Draw Term Loan	7/13/2023	9,740	—
Radwell International, LLC	Revolver	7/13/2027	11,458	—
Red River Technology, LLC	Delayed Draw Term Loan	5/26/2023	25,880	—
Relativity ODA, LLC	Revolver	5/12/2027	3,292	(49)
Relay Purchaser, LLC	Revolver	8/30/2026	7,143	(71)
Roadsafe Holdings, Inc.	Delayed Draw Term Loan	10/19/2022	7,100	—
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	6,452	(65)
Safety Borrower Holdings LP	Delayed Draw Term Loan	9/1/2022	932	—
Safety Borrower Holdings LP	Revolver	9/1/2027	373	(4)
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2023	33,600	—
Sam Holding Co, Inc.	Revolver	3/24/2027	6,000	(120)
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2022	800	(12)
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	600	—
SelectQuote, Inc.	Delayed Draw Term Loan	11/3/2022	16,067	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/8/2028	2,794	(28)
Sherlock Buyer Corp.	Revolver	12/8/2027	1,111	(22)
Smile Doctors, LLC	Delayed Draw Term Loan	12/21/2023	1,623	—
Smile Doctors, LLC	Revolver	12/21/2027	1,174	—
Snoopy Bidco, Inc.	Delayed Draw Term Loan	6/1/2023	86,000	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/18/2023	1,260	—
SpecialtyCare, Inc.	Revolver	6/18/2026	1,047	—
Spitfire Parent, Inc.	Delayed Draw Term Loan	9/4/2022	9,222	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	748	(7)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	371	—
Tailwind Colony Holding Corporation	Delayed Draw Term Loan	2/10/2022	3,752	—

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands) (Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt (continued)
TCFI AEVEX, LLC	Delayed Draw Term Loan	3/18/2022	1,579	—
Tennessee Bidco Limited - GBP	Delayed Draw Term Loan	8/3/2028	34,405	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2023	24,085	(241)
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	1,376	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	12/21/2023	1,380	(14)
Triple Lift, Inc.	Revolver	5/6/2028	7,698	(154)
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	1/9/2023	7,101	(71)
The Action Environmental Group, Inc.	Delayed Draw Term Loan	1/16/2026	29,158	—
The NPD Group L.P.	Revolver	12/1/2027	9,260	(86)
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	9,318	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	1/7/2022	12,338	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	3,233	(65)
Westland Insurance Group LTD	Delayed Draw Term Loan	7/5/2022	86,743	—
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	3,848	—
West Monroe Partners, LLC	Revolver	11/9/2027	1,443	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	20,425	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	6,723	(134)
Total First Lien Debt Unfunded Commitments			$1,407,310	$(4,688)
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
The Company is externally managed by Blackstone Credit BDC Advisors LLC (the “Adviser”). Blackstone Alternative Credit Advisors LP (the “Administrator” and, collectively with its affiliates in the credit-focused business of Blackstone Inc. (“Blackstone”), “Blackstone Credit,” which, for the avoidance of doubt, excludes Harvest Fund Advisors LLC and Blackstone Insurance Solutions) provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the “Administration Agreement”).  Blackstone Credit is part of the credit-focused platform of Blackstone and is the primary part of its credit reporting segment.
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

On October 31, 2018, the Company began its initial period of closing on capital commitments (“Initial Closing Period”) which ended on October 31, 2020. The Company commenced its loan origination and investment activities on November 20, 2018, the date of receipt of the initial drawdown from investors in the Private Offering (the “Initial Drawdown Date”). On September 8, 2021, the Company closed on its final outstanding Capital Commitments.
Effective on December 10, 2020, the Company changed its name from “Blackstone / GSO Secured Lending Fund” to “Blackstone Secured Lending Fund.”
On October 28, 2021, the Company closed its initial public offering (“IPO”). See "Note 8. Net Assets" for further details.
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

As of September 30, 2022, the Company's consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”), BGSL Big Sky Funding LLC (“Big Sky Funding”) and BGSL Investments LLC (“BGSL Investments”).
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
The Company is required to report its investments for which current market values are not readily available at fair value. The Company values its investments in accordance with ASC 820, Fair Value Measurements (“ASC 820”) and Rule 2a-5 under the 1940 Act, which defines fair value as the value of a portfolio investment for which market quotations are not readily available. A market quotation is “readily available” only when it is a quoted price (unadjusted) in active markets for identical instruments that a fund can access at the measurement date, provided that such a quotation is not considered to be readily available if it is not reliable. ASC 820 prioritizes the use of observable market prices derived from such prices over entity-specific inputs.  Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a readily available market quotation for these investments existed, and these differences could be material. See “– Note 5. Fair Value Measurements.”
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
Valuation of each of the Company's investments will generally be made as described above as of the end of each fiscal quarter. In cases where the Company determines its net asset value (“NAV”) at times other than a quarter end, the Company updates the value of securities with market quotations to the most recent market quotation. For securities without market quotations, non-quarterly valuations will generally be the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser determines such a change has occurred with respect to one or more investments, the Adviser will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with the Company's valuation policy, pursuant to authority delegated by the Board.
As part of the valuation process, the Board takes into account relevant factors in determining the fair value of the Company's investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant, of: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Board, with the assistance of the Adviser, the Audit Committee and independent valuation firms, considers whether the pricing indicated by the external event corroborates its valuation. See Note 5. Fair Value Measurements.

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
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date. As of September 30, 2022 and December 31, 2021, the Company had $40.0 million and $142.9 million, respectively, of receivables for investments sold. As of September 30, 2022 and December 31, 2021, the Company had $18.8 million and $36.2 million, respectively, of payables for investments purchased.
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

Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums.  Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method.  The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and nine months ended September 30, 2022, the Company recorded $1.7 million and

$2.0 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and nine months ended September 30, 2021, the Company recorded $16.4 million and $41.0 million, respectively, in non-recurring interest income.
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions.  PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity.  Such income is included in payment-in-kind interest income in the Consolidated Statements of Operations.  If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status.  When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income.  To maintain the Company’s status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash. For the three and nine months ended September 30, 2022, the Company recorded PIK income of $10.9 million and $30.4 million, respectively. For the three and nine months ended September 30, 2021, the Company recorded PIK income of $1.0 million and $3.3 million, respectively.
Dividend Income
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. For the three and nine months ended September 30, 2022, the Company recorded dividend income of $0.0 million and $5.9 million, respectively. For the three and nine months ended September 30, 2021, the Company recorded dividend income of $0.0 million and $0.0 million, respectively.
Fee Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for managerial assistance rendered by the Company to the portfolio companies.  Such fees are recognized as income when earned or the services are rendered. For the three and nine months ended September 30, 2022, the Company recorded fee income of $2.6 million and $4.0 million, respectively. For the three and nine months ended September 30, 2021 the Company recorded fee income of $0.5 million and $5.3 million, respectively.
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
For the three and nine months ended September 30, 2022, the Company incurred $0.0 million and $1.4 million, respectively, of U.S. federal excise tax. For the three and nine months ended September 30, 2021, the Company incurred $2.2 million and $1.9 million, respectively, of U.S. federal excise tax.
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
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and 2021-01 on its consolidated financial statements.

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
The Company pays the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee is borne by the shareholders. The initial term of the Investment Advisory Agreement was two years from October 1, 2018, and on May 6, 2020 and May 6, 2021, it was renewed and approved by the Board, including a majority of trustees who are not parties to the Investment Advisory Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) (the “Independent Trustees”), for a one-year period. On October 18, 2021, the Board approved the amended and restated Investment Advisory Agreement for an initial term ending May 31, 2022. Unless terminated, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board and by the vote of a majority of the Independent Trustees. The Investment Advisory Agreement renewed on May 31, 2022, for a one-year period.
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
Prior to the consummation of the IPO, the management fee was 0.75% of the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. In order to maintain the same management fee arrangement that the Company had in place prior to the IPO for a period of time following the completion of the IPO, the Adviser voluntarily waived its right to receive the base management fee in excess of 0.75% of the average value of the Company’s gross assets at the end of the three most recently completed calendar quarters during the Waiver Period. Amounts waived by the Adviser are not subject to recoupment by the Adviser.
The management fee was calculated for the quarter ended December 31, 2021 at a weighted rate calculated based on the fee rates applicable before and after the consummation of the IPO based on the number of days in the calendar quarter before and after the consummation of the IPO.
For the three and nine months ended September 30, 2022, base management fees were $25.4 million and $76.9 million, respectively, of which $6.3 million and $19.2 million, respectively, were waived. For the three and nine months ended

September 30, 2021, base management fees were $15.4 million and $40.4 million, respectively, of which $0.0 million and $0.0 million, respectively, were waived. As of September 30, 2022 and December 31, 2021, $19.0 million and $17.8 million, respectively, was payable to the Adviser relating to management fees.
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
For the three and nine months ended September 30, 2022 the Company accrued income based incentive fees of $26.1 million and $68.3 million, respectively, of which $3.7 million and $9.8 million, respectively, were waived. For the three and nine months ended September 30, 2021 the Company accrued income based incentive fees of $17.0 million and $45.1 million, respectively, of which $0.0 million and $0.0 million, respectively, were waived. As of September 30, 2022 and December 31, 2021, $22.4 million and $19.8 million, respectively, was payable to the Adviser for income based incentive fees.
For the three and nine months ended September 30, 2022, the Company accrued capital gains incentive fees of $(5.4) million and $(8.6) million, respectively. For the three and nine months ended September 30, 2021, the Company accrued capital gains incentive fees of $2.4 million and $14.6 million, respectively. As of September 30, 2022 and December 31, 2021, the Company had accrued capital gains incentive fees of $8.8 million and $17.4 million, respectively, none of which was payable on such date under the Investment Advisory Agreement.
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
For providing these services, the Company will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, information technology, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three and nine months ended September 30, 2022 and 2021.
For the three and nine months ended September 30, 2022, the Company incurred $0.7 million and $1.9 million, respectively, in fees under the Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statements of Operations. For the three and nine months ended September 30, 2021, the Company incurred $0.5 million and $1.6 million, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statements of Operations. As of September 30, 2022 and December 31, 2021, $0.7 million and $1.1 million, respectively, was unpaid and included in "due to affiliates" in the Consolidated Statements of Assets and Liabilities.
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
As of September 30, 2022 and 2021, there were no unreimbursed Expense Payments remaining.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$9,524,640	$9,468,536	97.90%	$9,563,051	$9,621,939	97.63%
Second lien debt	70,632	66,313	0.69	62,445	63,175	0.64
Equity investments	110,065	137,267	1.41	119,630	170,265	1.73
Total	$9,705,337	$9,672,116	100.00%	$9,745,126	$9,855,379	100.00%

The industry composition of investments at fair value was as follows:

	September 30, 2022	December 31, 2021
Aerospace & Defense	4.83%	5.02%
Air Freight & Logistics	5.36	5.30
Building Products	3.45	4.06
Chemicals	—	1.12
Commercial Services & Supplies	7.67	6.75
Construction & Engineering	0.43	0.30
Containers & Packaging	0.20	0.19
Distributors	5.03	4.52
Diversified Consumer Services	3.48	3.53
Diversified Financial Services	1.36	1.37
Diversified Telecommunication Services	1.04	0.93
Electrical Equipment	1.83	2.68
Electronic Equipment, Instruments & Components	1.07	1.10
Electric Utilities	0.33	0.32
Energy Equipment & Services	0.67	0.66
Health Care Equipment & Supplies	0.52	0.51
Health Care Providers & Services	11.56	13.97
Health Care Technology	3.64	3.37
Industrial Conglomerates	0.10	0.10
Insurance	7.97	6.87
Interactive Media & Services	—	0.48
Internet & Direct Marketing Retail	3.31	3.29
IT Services	2.88	2.68
Machinery	0.04	0.03
Marine	0.26	0.25
Oil, Gas & Consumable Fuels	1.54	1.53
Paper & Forest Products	0.07	0.06
Professional Services	8.03	7.91
Real Estate Management & Development	1.43	1.28
Road & Rail	0.17	0.26
Software	14.58	13.22
Specialty Retail	1.76	1.70
Technology Hardware, Storage & Peripherals	0.84	0.86
Trading Companies & Distributors	1.04	0.96
Transportation Infrastructure	3.51	2.82
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	September 30, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$8,946,267	$8,939,765	92.43%	214.45%
Canada	549,455	542,464	5.61	13.00
Europe	209,615	189,887	1.96	4.55
Total	$9,705,337	$9,672,116	100.00%	232.00%

	December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$9,214,101	$9,311,386	94.48%	209.36%
Canada	481,348	494,037	5.01	11.11
Europe	49,677	49,956	0.51	1.12
Total	$9,745,126	$9,855,379	100.00%	221.59%

As of September 30, 2022 and December 31, 2021, no loans in the portfolio were on non-accrual status.

As of September 30, 2022 and December 31, 2021, on a fair value basis, approximately 99.9% and 99.9%, respectively, of our performing debt investments bore interest at a floating rate and approximately 0.1% and 0.1%, respectively, of our performing debt investments bore interest at a fixed rate.
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
In the absence of independent, reliable market quotes, an enterprise value analysis is typically performed to determine the value of equity investments, control debt investments and non-control debt investments that are credit-impaired, and to determine if debt investments are credit impaired.  Enterprise value (“EV”) means the entire value of the portfolio company to a market participant, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time.  When an investment is valued using an EV analysis, the EV of a portfolio company is first determined and allocated over the portfolio company’s securities in order of their preference relative to one another (i.e., “waterfall” allocation).
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
The Adviser will generally utilize approaches including the market approach, the income approach or both approaches, as appropriate, when calculating EV.  The primary method for determining EV for non-control investments, and control investments without reliable projections, uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) or another key financial metric (e.g., such as revenues, cash flows or net income) (“Performance Multiple”).  Performance Multiples are typically determined based upon a review of publicly traded comparable companies and market comparable transactions, if any.  The second method for determining EV (and primary method for control investments with reliable projections) uses a discounted cash flow analysis whereby future expected cash flows and the anticipated terminal value of the portfolio company are discounted to determine a present value using estimated discount rates.  The income approach is generally used when the Adviser has visibility into the long term projected cash flows of a portfolio company, which is more common with control investments.
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
The following table presents the fair value hierarchy of financial instruments:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$84,024	$9,384,512	$9,468,536
Second lien debt	—	—	66,313	66,313
Equity investments	—	—	137,267	137,267
Total	$—	$84,024	$9,588,092	$9,672,116

	December 31, 2021
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$333,755	$9,288,184	$9,621,939
Second lien debt	—	20,295	42,880	63,175
Equity investments	—	—	170,265	170,265
Total	$—	$354,050	$9,501,329	$9,855,379
The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended September 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$9,602,373	$48,008	$173,940	$9,824,321
Purchases of investments	244,158	212	1,633	246,003
Proceeds from principal repayments and sales of investments	(532,828)	—	(51,280)	(584,108)
Accretion of discount/amortization of premium	14,624	51	—	14,675
Net realized gain (loss)	(4,317)	—	35,566	31,249
Net change in unrealized appreciation (depreciation)	(70,303)	(2,649)	(22,592)	(95,544)
Transfers into Level 3 (1)	158,116	20,691	—	178,807
Transfers out of Level 3 (1)	(27,311)	—	—	(27,311)
Fair value, end of period	$9,384,512	$66,313	$137,267	$9,588,092
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2022 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$(71,714)	$(2,649)	$11,703	$(62,659)

	Nine Months Ended September 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$9,288,184	$42,880	$170,265	$9,501,329
Purchases of investments	780,709	5,603	10,916	797,228
Proceeds from principal repayments and sales of investments	(781,404)	—	(61,967)	(843,371)
Accretion of discount/amortization of premium	33,425	115	—	33,540
Net realized gain (loss)	(2,120)	—	41,486	39,366
Net change in unrealized appreciation (depreciation)	(102,864)	(2,976)	(23,433)	(129,273)
Transfers into Level 3 (1)	195,893	20,691	—	216,584
Transfers out of Level 3 (1)	(27,311)	—	—	(27,311)
Fair value, end of period	$9,384,512	$66,313	$137,267	$9,588,092
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2022 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$(110,737)	$(5,049)	$12,320	$(103,466)

	Three Months Ended September 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$6,606,052	$40,199	$77,212	$6,723,463
Purchases of investments	1,727,691	4,550	17,266	1,749,507
Proceeds from principal repayments and sales of investments	(542,193)	—	—	(542,193)
Accretion of discount/amortization of premium	17,546	22	—	17,569
Net realized gain (loss)	899	—	—	899
Net change in unrealized appreciation (depreciation)	3,123	(59)	12,570	15,634
Transfers into Level 3 (1)	85,533	—	—	85,533
Transfers out of Level 3 (1)	(130,983)	(20,743)	—	(151,726)
Fair value, end of period	$7,767,668	$23,969	$107,048	$7,898,685
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2021	$16,862	$(59)	$12,570	$29,373

	Nine Months Ended September 30, 2021
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$4,728,478	$24,003	$32,844	$4,785,325
Purchases of investments	3,988,596	17,847	51,232	4,057,675
Proceeds from principal repayments and sales of investments	(1,052,778)	(17,900)	—	(1,070,678)
Accretion of discount/amortization of premium	35,285	401	—	35,686
Net realized gain (loss)	3,003	—	—	3,003
Net change in unrealized appreciation (depreciation)	53,644	(382)	22,972	76,234
Transfers into Level 3 (1)	83,884	—	—	83,884
Transfers out of Level 3 (1)	(72,444)	—	—	(72,444)
Fair value, end of period	$7,767,668	$23,969	$107,048	$7,898,685
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2021	$64,060	$155	$22,972	$87,187
(1)For the three and nine months ended September 30, 2022 and 2021, transfers into or out of Level 3 were primarily due to decreased or increased price transparency, respectively.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$9,021,984	Yield analysis	Discount rate	6.64%	18.45%	10.00%
	362,528	Market quotations	Quoted price	67.32%	98.00%	90.73%
	9,384,512
Investments in second lien debt	47,354	Yield analysis	Discount Rate	9.96%	14.10%	11.99%
	18,959	Market quotations	Quoted price	66.59%	66.59%	66.59%
	66,313
Investments in equity	91,852	Performance Multiple	Market Multiple	6.00x	29.61x	12.70x
	12,399	Option Pricing Model	Volatility	30.00%	48.00%	36.40%
	33,016	Yield analysis	Discount Rate	11.67%	13.88%	12.92%
	137,267
Total	$9,588,092

	December 31, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$9,112,573	Yield analysis	Discount rate	4.68%	9.99%	7.52%
	175,611	Market quotations	Broker quoted price	99.75	100.50	99.93
	9,288,184
Investments in second lien debt	42,880	Yield analysis	Discount rate	8.15%	13.04%	10.02%
Investments in warrant	7,645	Option pricing model	Expected volatility	25.00%	25.00%	25.00%
Investments in equity	120,301	Market approach	Performance multiple	7.25x	31.28x	12.67x
	11,152	Option pricing model	Expected volatility	30.00%	49.00%	37.19%
	31,167	Yield analysis	Discount rate	10.89%	12.19%	11.81%
	162,620
Total	$9,501,329

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
Financial Instruments Not Carried at Fair Value
Debt

The fair value of the Company’s credit facilities, which would be categorized as Level 3 within the fair value hierarchy, as of September 30, 2022 and December 31, 2021, approximates their carrying value as the credit facilities have variable interest based on selected short term rates.

The fair value of the Company’s 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes (as defined in Note 6), which would be categorized as Level 2 within the fair value hierarchy, as of September 30, 2022 was $398.3 million, $789.7 million, $669.2 million, $603.4 million and $617.4 million, respectively, based on vendor pricing received by the Company. As of December 31, 2021, the fair value of the Company’s 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes was $412.5 million, $835.4 million, $700.6 million, $633.1 million and $634.2 million, respectively.

Other

The carrying amounts of the Company’s other assets and liabilities approximate fair value. These financial instruments would be categorized as Level 3 within the hierarchy as of September 30, 2022 and December 31, 2021.
Note 6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2022 and December 31, 2021, the Company’s asset coverage was 175.1% and 180.2%, respectively.

SPV Financing Facilities

The following wholly-owned subsidiaries of the Company have entered into secured financing facilities, as described below: Jackson Hole Funding, Breckenridge Funding and Big Sky Funding which are collectively referred to as the “SPVs,” and such secured financing facilities described below are collectively referred to as the “SPV Financing Facilities.”

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
As of September 30, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of the SPV Financing Facilities.

Jackson Hole Funding Facility
On November 16, 2018, Jackson Hole Funding, the Company’s wholly-owned subsidiary that holds primarily originated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended and restated on December 16, 2021 and amended effective as of September 16, 2022, and as further amended from time to time, the “Jackson Hole Funding Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent, Citibank, N.A., serves as collateral agent and securities intermediary, Virtus Group, LP serves as collateral administrator and the Company serves as portfolio manager under the Jackson Hole Funding Facility.
Prior to September 16, 2022, advances under the Jackson Hole Funding Facility bore interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advances (which is the three-month term SOFR for dollar advances), plus the applicable margin of 2.375% per annum for certain foreign currency advances to 2.525% per annum for dollar advances. Effective January 16, 2019, Jackson Hole Funding pays a commitment fee of 0.60% per annum (or 0.375% per annum until March 20, 2020) on the average daily unused amount of the financing commitments until November 16, 2023.
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

The initial maximum commitment amount of the Breckenridge Funding Facility was $400 million. Effective June 11, 2019, the maximum commitment amount of the Breckenridge Funding Facility was increased to $575 million; effective September 27, 2019, the maximum commitment amount of the Breckenridge Funding Facility was increased to $875 million and on April 13, 2020, the maximum commitment amount of the Breckenridge Funding Facility was increased to $1,125 million through April 13, 2021 and decreased to $825 million thereafter. Proceeds from borrowings under the Breckenridge Funding Facility may be used to fund portfolio investments by Breckenridge Funding and to make advances under delayed draw and revolving loans where Breckenridge Funding is a lender. The period during which Breckenridge Funding may make borrowings under the Breckenridge Funding Facility for the remaining commitment amounts expires on December 21, 2024 (or such later date as may be agreed by Breckenridge Funding, BNP, as administrative agent, and the lenders under the Breckenridge Funding Facility), except for $300 million of outstanding principal which expired on September 27, 2020. The Breckenridge Funding Facility is scheduled to mature on December 21, 2026.
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

Loans under the Revolving Credit Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by Citi, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.5% and (c) one month adjusted term SOFR plus 1% per annum) plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 0.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.875%, and (y) for all other loans, the applicable benchmark rate for the related Interest Period for such Borrowing plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 1.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.875%. The Company will pay an unused fee of 0.375% per annum on the daily unused amount of the revolver commitments. The Company will pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the Revolving Credit Facility.

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
As of September 30, 2022, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
Unsecured Notes
The Company issued unsecured notes, as further described below: 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes which are collectively referred to as the “Unsecured Notes.”
The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the Unsecured Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in each respective indenture governing the Unsecured Notes (the “Unsecured Notes Indentures”).

In addition, on the occurrence of a “change of control repurchase event,” as defined in each respective Unsecured Notes Indenture, the Company will generally be required to make an offer to purchase the outstanding Unsecured Notes at a price equal to 100% of the principal amount of such Unsecured Notes plus accrued and unpaid interest to the repurchase date.

As of September 30, 2022, the Company was in compliance with all covenants and other requirements of the Unsecured Notes.

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

New 2026 Notes
On March 16, 2021 and April 27, 2021, the Company issued $400 million aggregate principal amount and $300 million aggregate principal amount, respectively, of 2.750% notes due 2026 (the “New 2026 Notes”) pursuant to a supplemental indenture, dated as of March 16, 2021 (and together with the Base Indenture, the “New 2026 Notes Indenture”), to the Base Indenture between the Company and the Trustee.

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
2027 Notes
On July 23, 2021, the Company issued $650 million aggregate principal amount of 2.125% notes due 2027 (the “2027 Notes”) pursuant to a supplemental indenture, dated as of July 23, 2021 (and together with the Base Indenture, the “2027 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
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

The Company’s outstanding debt obligations were as follows:

	September 30, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility(3)	$400,000	$360,019	$360,019	$39,981	$39,981
Breckenridge Funding Facility	825,000	708,300	708,300	116,700	116,700
Big Sky Funding Facility	500,000	499,606	499,606	394	394
Revolving Credit Facility(4)	1,625,000	782,691	782,691	842,309	842,309
2023 Notes(5)	400,000	400,000	398,306	—	—
2026 Notes(5)	800,000	800,000	794,094	—	—
New 2026 Notes(5)	700,000	700,000	693,007	—	—
2027 Notes(5)	650,000	650,000	637,973	—	—
2028 Notes(5)	650,000	650,000	638,725	—	—
Total	$6,550,000	$5,550,616	$5,512,721	$999,384	$999,384

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility(3)	$400,000	$361,007	$361,007	$38,993	$38,993
Breckenridge Funding Facility	825,000	568,680	568,680	256,320	256,320
Big Sky Funding Facility	500,000	499,606	499,606	394	394
Revolving Credit Facility(4)	1,325,000	915,035	915,035	409,965	271,585
2023 Notes(5)	400,000	400,000	396,702	—	—
2026 Notes(5)	800,000	800,000	792,757	—	—
New 2026 Notes(5)	700,000	700,000	691,662	—	—
2027 Notes(5)	650,000	650,000	635,860	—	—
2028 Notes(5)	650,000	650,000	637,324	—	—
Total	$6,250,000	$5,544,328	$5,498,633	$705,672	$567,292
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2022, the Company had borrowings denominated in Euros (EUR) of 0.0 million. As of December 31, 2021, the Company had borrowings denominated in Euros (EUR) of 23.3 million.
(4)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2022, the Company had borrowings denominated in Canadian Dollars (CAD or C$), Euros (EUR or €) and British Pounds (GBP or £) of 328.9 million, 99.9 million and 66.6 million, respectively. As of December 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD), Euros (EUR) and British Pounds (GBP) of 256.3 million, 18.6 million and 49.8 million, respectively.
(5)The carrying value of the Company's 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes is presented net of unamortized debt issuance costs of $1.7 million, $5.9 million, $7.0 million, $12.0 million and $11.3 million, respectively, as of September 30, 2022. The carrying value of the Company's 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes is presented net of unamortized debt issuance costs of $3.3 million, $7.2 million, $8.3 million, $14.1 million and $12.7 million, respectively, as of December 31, 2021.
As of September 30, 2022 and December 31, 2021, $19.2 million and $38.6 million, respectively, of interest expense and $0.6 million and $0.5 million, respectively, of unused commitment fees were included in interest payable. For the three and nine months ended September 30, 2022, the weighted average interest rate on all borrowings outstanding was 3.67% and 3.18% (including unused fees and accretion of net discounts on unsecured debt), respectively, and the average principal debt outstanding was $5,867.3 million and $5,750.0 million, respectively. For the three and nine months ended September 30, 2021, the weighted average interest rate on all borrowings outstanding was 2.83% and 2.92% (including unused fees and accretion of net discounts on unsecured debt), respectively, and the average principal debt outstanding was $4,487.3 million and $3,546.3 million, respectively.

The components of interest expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Borrowing interest expense	$50,992	$29,363	$128,789	$72,752
Facility unused fees	602	611	1,292	2,005
Amortization of financing costs and debt issuance costs	1,420	1,020	3,729	2,420
Accretion of original issue discount	2,333	1,746	6,922	3,876
Total Interest Expense	$55,347	$32,740	$140,732	$81,053
Cash paid for interest expense	$69,904	$50,386	$146,210	$83,097

Note 7. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2022 and December 31, 2021, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $849.0 million and $1,407.3 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle's allocation may change prior to the date of funding. In this regard, as of September 30, 2022 and December 31, 2021, the Company estimates that $46.5 million and $290.5 million, respectively, of investments that were committed but not yet funded.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2022 and December 31, 2021, management is not aware of any pending or threatened material litigation.
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

Distributions
The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2022 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
October 18, 2021	January 18, 2022	May 13, 2022	$0.1000	$16,927	(1)
October 18, 2021	March 16, 2022	May 13, 2022	0.1500	25,454	(1)
February 23, 2022	March 31, 2022	May 13, 2022	0.5300	89,937
October 18, 2021	May 16, 2022	August 12, 2022	0.2000	33,995	(1)
May 2, 2022	June 30, 2022	August 12, 2022	0.5300	89,169
October 18, 2021	July 18, 2022	November 14, 2022	0.2000	32,976	(1)
August 30, 2022	September 30, 2022	November 14, 2022	0.6000	97,094	(2)
Total distributions			$2.3100	$385,552
(1)Represents a special distribution.
(2)On September 7, 2022, the Company announced the increase of its regular quarterly distribution from $0.53 per share to $0.60 per share.
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

The following table summarizes the amounts received and shares issued to shareholders who have not opted out of the Company's DRIP during the nine months ended September 30, 2022 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 31, 2022	$11,469	417,379
May 13, 2022	16,501	640,829
August 12, 2022	8,203	325,508
August 12, 2022	3,267	129,640
Total distributions	$39,440	1,513,356
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

The following table summarizes the shares repurchased under the Company 10b5-1 Plan during the nine months ended September 30, 2022 (dollars in thousands except share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 - April 30, 2022	—	$—	—	$262,000
May 1 - May 31, 2022	774,558	$25.24	774,558	$242,447
June 1 - June 30, 2022	1,313,782	$24.49	1,313,782	$210,275
July 1 - July 31, 2022	2,394,113	$23.20	2,394,113	$154,736
August 1 - August 31, 2022	2,223,389	$24.22	2,223,389	$100,886
September 1 - September 30, 2022	2,251,657	$24.14	2,251,657	$46,527
Total Repurchases	8,957,499		8,957,499

Shareholder Transfer Restrictions

For shareholders who held common shares prior to the IPO without the consent of the Adviser:

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

Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net increase (decrease) in net assets resulting from operations	$95,946	$110,007	$282,777	$338,470
Weighted average shares outstanding (basic and diluted)	165,031,737	147,932,846	167,986,923	137,294,502
Earnings (loss) per common share (basic and diluted)	$0.58	$0.74	$1.68	$2.47

Note 10. Financial Highlights
The following are the financial highlights for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Per Share Data:
Net asset value, beginning of period	$26.27	$25.20
Net investment income (1)	2.02	1.76
Net unrealized and realized gain (loss)	(0.33)	0.71
Net increase (decrease) in net assets resulting from operations	1.69	2.47
Distributions declared (2)	(2.31)	(1.50)
Net increase (decrease) in net assets from capital share transactions	0.11	(0.02)
Total increase (decrease) in net assets	(0.51)	0.95
Net asset value, end of period	$25.76	$26.15
Shares outstanding, end of period	161,823,803	158,389,951
Total return based on NAV (3)	7.06%	9.90%
Total return based on market value (4)	(29.72)%	N/A
Ratios:
Ratio of net expenses to average net assets (5)	7.83%	7.17%
Ratio of net investment income to average net assets (5)	10.27%	9.03%
Portfolio turnover rate	8.28%	28.18%
Supplemental Data:
Net assets, end of period	$4,168,531	$4,142,451
Asset coverage ratio	175.1%	192.0%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 8).
(3)Total return (not annualized) is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company's dividend reinvestment plan) divided by the beginning NAV per share. Total return does not include sales load.
(4)Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(5)Amounts are annualized except for expense support amounts relating to organizational costs. For the nine months ended September 30, 2022 and 2021, the ratio of total operating expenses to average net assets was 8.70% and 7.17%, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser which represented (0.87)% and 0.00%, respectively, of average net assets.

Note 11. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements.  There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of September 30, 2022, except as discussed below.
On November 2, 2022, the Board declared a distribution of $0.60 per share, which is payable on January 31, 2023 to shareholders of record as of December 31, 2022.
Since September 30, 2022, the Company repurchased 2,001,087 of its shares for $47.4 million. As of October 26, 2022, the aggregate purchase price for all shares purchased under the Share Repurchase Plan totaled the maximum amount allowed by the terms of the Share Repurchase Plan, for a total aggregate amount of $262.8 million. Accordingly, the Share Repurchase Plan terminated by its terms on October 26, 2022.

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
From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, Administrator or such affiliates thereof for any such amounts. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three and nine months ended September 30, 2022 and 2021. However, the Administrator may seek reimbursement for such costs in future periods. All of the foregoing expenses will ultimately be borne by our shareholders.
Costs and expenses of the Administrator and the Adviser that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.
Expense Support and Conditional Reimbursement Agreement
We have entered into an Expense Support Agreement with the Adviser. For additional information see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”
Portfolio and Investment Activity
For the three months ended September 30, 2022, we acquired $272.0 million aggregate principal amount of investments (including $10.6 million of unfunded commitments), $269.8 million of which was first lien debt and $2.2 million of which was equity.
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

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended September 30,
	2022	2021
Investments:
Total investments, beginning of period	$10,021,140	$7,270,312
New investments purchased	234,690	1,846,526
Payment-in-kind interest capitalized	11,340	—
Net accretion of discount and amortization of premium on investments	15,354	17,146
Net realized gain (loss) on investments	31,249	(1,808)
Investments sold or repaid	(608,436)	(1,006,855)
Total investments, end of period	$9,705,337	$8,125,321
Amount of investments funded at principal:
First lien debt investments	$259,174	$1,837,094
Second lien debt investments	—	4,606
Unsecured debt	—	12,537
Equity investments	2,160	16,760
Total	$261,334	$1,870,997
Proceeds from investments sold or repaid:
First lien debt investments	$(557,156)	$(972,550)
Second lien debt investments	—	(15,026)
Unsecured debt	—	(19,279)
Warrant	(8,514)	—
Equity	(42,766)	—
Total	$(608,436)	$(1,006,855)
Number of portfolio companies	172	117
Weighted average yield of new investment commitments(4)	9.30%	6.71%
Weighted average yield on investments fully sold or paid down(4)	7.81%	7.72%
Weighted average yield on debt and income producing investments, at cost(1)(2)	9.09%	7.34%
Weighted average yield on debt and income producing investments, at fair value(1)(2)	9.14%	7.28%
Average loan to value (LTV)(3)	46.72%	45.20%
Percentage of debt investments bearing a floating rate	99.92%	99.90%
Percentage of debt investments bearing a fixed rate	0.08%	0.10%
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
(2)As of September 30, 2022 and 2021, the weighted average total portfolio yield at cost was 8.98% and 7.27%, respectively. The weighted average total portfolio yield at fair value was 9.01% and 7.18%, respectively.
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
As of September 30, 2022, our portfolio companies had a weighted average annual revenue of $635.0 million and weighted average annual EBITDA of $162.4 million. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently estimated by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.

Our investments consisted of the following (dollar amounts in thousands):

	September 30, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$9,524,640	$9,468,536	97.90%	$9,563,051	$9,621,939	97.63%
Second lien debt	70,632	66,313	0.69	62,445	63,175	0.64
Equity investments	110,065	137,267	1.41	119,630	170,265	1.73
Total	$9,705,337	$9,672,116	100.00%	$9,745,126	$9,855,379	100.00%

As of September 30, 2022 and December 31, 2021, no loans in the portfolio were on non-accrual status.

As of September 30, 2022 and December 31, 2021, on a fair value basis, approximately 99.9% and 99.9%, respectively, of our performing debt investments bore interest at a floating rate and approximately 0.1% and 0.1%, respectively, of our performing debt investments bore interest at a fixed rate.
Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total investment income	$226,791	$166,875	$599,379	$432,682
Net expenses	94,647	70,848	257,880	189,610
Net investment income before excise tax	132,144	96,027	341,499	243,072
Excise tax expense	—	2,220	1,386	1,938
Net investment income after excise tax	132,144	93,807	340,113	241,134
Net unrealized appreciation (depreciation)	(70,586)	18,033	(99,975)	92,028
Net realized gain (loss)	34,388	(1,833)	42,639	5,308
Net increase (decrease) in net assets resulting from operations	$95,946	$110,007	$282,777	$338,470
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$213,242	$165,417	$559,086	$424,141
Payment-in-kind interest income	10,933	1,000	30,427	3,279
Dividend income	—	—	5,908	—
Fee income	2,616	458	3,958	5,262
Total investment income	$226,791	$166,875	$599,379	$432,682
Total investment income increased to $226.8 million for the three months ended September 30, 2022 from $166.9 million for the same period in the prior year primarily driven by increasing interest rates and a stable balance of our investments. The size of our investment portfolio at fair value increased to $9,672.1 million at September 30, 2022 from

$8,223.0 million at September 30, 2021. Additionally, for the three months ended September 30, 2022, we accrued $1.7 million of non-recurring interest income (e.g., prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts) as compared to $16.4 million for the same period in the prior year. For the three months ended September 30, 2022 and 2021, payment-in-kind income represented 4.8% and 0.6% of investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
Total investment income increased to $599.4 million for the nine months ended September 30, 2022 from $432.7 million for the same period in the prior year primarily driven by a higher weighted average yield on our investments and offset by lower prepayment related income. The size of our investment portfolio at fair value increased to $9,672.1 million at September 30, 2022 from $8,223.0 million at September 30, 2021. Additionally, for the nine months ended September 30, 2022, we accrued $2.0 million of non-recurring interest income (e.g., prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts) as compared to $41.0 million for the same period in the prior year. For the nine months ended September 30, 2022 and 2021, payment-in-kind income represented 5.1% and 0.8% of investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations and repayments.
As the impact of inflation persists, it could cause operational and/or liquidity issues at our portfolio companies which could restrict their ability to make cash interest payments. Additionally, we may experience full or partial losses on our investments which may ultimately reduce our investment income in future periods. In addition, the rise in interest rates in order to control inflation may correlate to increases or decreases in our net income. Increases in interest rates may adversely affect our existing borrowers.
Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense	$55,347	$32,740	$140,732	$81,053
Management fees (Note 3)	25,385	15,445	76,913	40,394
Income based incentive fees (Note 3)	26,088	16,983	68,252	45,130
Capital gains incentive fees (Note 3)	(5,430)	2,430	(8,600)	14,600
Professional fees	762	939	2,527	2,179
Board of Trustees' fees	238	141	628	416
Administrative service expenses	687	500	1,876	1,623
Other general and administrative	1,643	1,670	4,530	4,215
Excise tax expense	—	2,220	1,386	1,938
Total expenses (including excise tax expense)	104,720	73,068	288,244	191,548
Management fees waived	(6,346)	—	(19,228)	—
Incentive fees waived	(3,727)	—	(9,750)	—
Net expenses (including excise tax expense)	$94,647	$73,068	$259,266	$191,548
Interest Expense
Total interest expense (including unused fees and other debt financing expenses), increased to $55.3 million for the three months ended September 30, 2022 from $32.7 million for the same period in the prior year primarily driven by increased borrowings under our credit facilities and rising interest rates. The average principal debt outstanding increased to $5,867.3 million for the three months ended September 30, 2022 from $4,487.3 million for the same period in the prior year, weighted average interest rate increased to 3.67% for the three months ended September 30, 2022 from 2.83% for the same period in the prior year.
Total interest expense (including unused fees and other debt financing expenses), increased to $140.7 million for the nine months ended September 30, 2022 from $81.1 million for the same period in the prior year primarily driven by increased borrowings under our credit facilities, our unsecured bond issuances and rising interest rates. The average principal debt outstanding increased to $5,750.0 million for the nine months ended September 30, 2022 from $3,546.3 million for the same period in the prior year, partially offset by a decrease in our weighted average interest rate to 3.18% for the nine months ended September 30, 2022 from 2.92% for the same period in the prior year.
Management Fees
Management fees increased to $25.4 million for the three months ended September 30, 2022 from $15.4 million for the same period in the prior year primarily due to an increase in gross assets. The Adviser voluntarily waived management fees following the IPO such that the management fee will remain at 0.75% for a period of two years following the IPO (versus the contractual rate of 1.00%), which resulted in waivers of $6.3 million and $0.0 million for the three months ended September 30, 2022 and 2021, respectively.
Management fees increased to $76.9 million for the nine months ended September 30, 2022 from $40.4 million for the same period in the prior year primarily due to an increase in gross assets. The Adviser voluntarily waived management fees following the IPO such that the management fee will remain at 0.75% for a period of two years following the IPO (versus the contractual rate of 1.00%), which resulted in waivers of $19.2 million and $0.0 million for the nine months ended September 30, 2022 and 2021, respectively.
Our total gross assets increased to $9,925.8 million at September 30, 2022 from $8,821.7 million at September 30, 2021.
Income Based Incentive Fees
Income based incentive fees increased to $26.1 million for the three months ended September 30, 2022 from $17.0 million for the same period in the prior year primarily due to our deployment of capital. The Adviser voluntarily waived incentive fees following the IPO such that the fee will remain at 15.0% for a period of two years following the IPO (versus the contractual rate of 17.5%), which resulted in waivers of $3.7 million and $0.0 million for the three months ended September 30, 2022 and 2021, respectively. Pre-incentive fee net investment income increased to $149.1 million for the three months ended September 30, 2022 from $113.2 million for the same period in the prior year.
Income based incentive fees increased to $68.3 million for the nine months ended September 30, 2022 from $45.1 million for the same period in the prior year primarily due to our deployment of capital. The Adviser voluntarily waived incentive fees following the IPO such that the fee will remain at 15.0% for a period of two years following the IPO (versus the contractual rate of 17.5%), which resulted in waivers of $9.8 million and $0.0 million for the nine months ended September 30, 2022 and 2021, respectively. Pre-incentive fee net investment income increased to $390.0 million for the nine months ended September 30, 2022 from $300.9 million for the same period in the prior year.
Capital Gains Based Incentive Fees
We accrued capital gains incentive fees of $(5.4) million for the three months ended September 30, 2022 compared to $2.4 million for the same period in the prior year, primarily due to net realized and unrealized losses for the three months ended September 30, 2022 as compared to net realized and unrealized gains for the same period in the prior year.
We accrued capital gains incentive fees of $(8.6) million for the nine months ended September 30, 2022 compared to $14.6 million for the same period in the prior year, primarily due to net realized and unrealized losses for the nine months ended September 30, 2022 as compared to net realized and unrealized gains for the same period in the prior year.
The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of us. Administrative service expenses represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including our allocable portion of the cost of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for us. Prior to the IPO, offering costs included costs associated with our private offering. Other general and administrative expenses include insurance, filing, research, our sub-administrator, subscriptions and other costs.

Total other expenses remained flat, amounting to $3.3 million for the three months ended September 30, 2022 and $3.3 million for the same period in the prior year primarily driven by our administrative service expenses.
Total other expenses increased to $9.6 million for the nine months ended September 30, 2022 from $8.4 million for the same period in the prior year primarily driven by an increase in our administrative service expenses which was attributable to growth in the investment portfolio.
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
For the three and nine months ended September 30, 2022, we incurred $0.0 million and $1.4 million, respectively, of U.S. federal excise tax. For the three and nine months ended September 30, 2021 we incurred $2.2 million and $1.9 million, respectively, of U.S. federal excise tax.
Net Unrealized Gain (Loss)
Net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net unrealized gain (loss) on investments	$(70,650)	$18,028	$(100,441)	$92,625
Net unrealized gain (loss) on translation of assets and liabilities in foreign currencies	64	5	466	(597)
Net unrealized gain (loss)	$(70,586)	$18,033	$(99,975)	$92,028

For the three months ended September 30, 2022, the net unrealized loss was primarily driven by an decrease in the fair value of our debt investments during the period. The fair value of our debt investments as a percentage of principal decreased by 0.5% as compared to a 0.3% increase in fair value of our debt investments for the same period in prior year driven in part by rising rates and inflation during the three months ended September 30, 2022.

For the nine months ended September 30, 2022, the net unrealized loss was primarily driven by an decrease in the fair value of our debt investments during the period. The fair value of our debt investments as a percentage of principal decreased by 0.2% as compared to a 1.3% increase in fair value of our debt investments for the same period in prior year driven in part by rising rates and inflation during the nine months ended September 30, 2022.

Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net realized gain (loss) on investments	$31,249	$(1,808)	$39,109	$6,509
Net realized gain (loss) on translation of assets and liabilities in foreign currencies	3,139	(25)	3,530	(1,201)
Net realized gain (loss)	$34,388	$(1,833)	$42,639	$5,308
For the three and nine months ended September 30, 2022, we generated realized gains of $36.2 million and $44.8 million, respectively, partially offset by realized losses of $5.0 million and $5.7 million respectively, primarily from full or partial sales of our debt investments.
For the three and nine months ended September 30, 2021, we generated realized gains of $7.0 million and $15.5 million, respectively, partially offset by realized losses of $8.8 million and $9.0 million respectively, primarily from full or partial sales of our debt investments.
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
As of both September 30, 2022 and December 31, 2021, we had four revolving credit facilities outstanding and we had five issuances of unsecured bonds outstanding. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2022 and December 31, 2021, we had an aggregate amount of $5,550.6 million and $5,544.3 million of senior securities outstanding and our asset coverage ratio was 175.1% and 180.2%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.

Cash and cash equivalents as of September 30, 2022, taken together with our $999.4 million of available capacity under our credit facilities (subject to borrowing base availability) is expected to be sufficient for our investing activities and to conduct our operations in the near term. Additionally, we held $84.0 million of Level 2 debt investments as of September 30, 2022, which could provide additional liquidity if necessary. A continued disruption in the financial markets caused by recent macroeconomic or market volatility, COVID-19 or any other negative economic development could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we have recently obtained. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of September 30, 2022, we had $131.2 million in cash and cash equivalents. During the nine months ended September 30, 2022, cash provided by operating activities was $505.1 million, primarily as a result of proceeds from sale of investments funding portfolio investments of $955.6 million; partially offset by purchases of investments of $808.8 million. Cash used in financing activities was $476.8 million during the period, which was primarily as a result of dividends paid in cash of $305.8 million and repurchase of shares of $215.6 million.
As of September 30, 2021, we had $259.6 million in cash and cash equivalents. During the nine months ended September 30, 2021, cash used in operating activities was $2,440.0 million, primarily as a result of funding portfolio investments of $4,438.5 million; partially offset by proceeds from sale of investments of $1945.6 million. Cash provided by financing activities was $2,481.0 million during the period, which was primarily as a result of net borrowings on our credit facilities and our unsecured debt issuances of $1,959.4 million; our proceeds from issuance of common shares of $716.7 million; and partially offset by dividends paid in cash of $189.7 million.
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
Distributions and Dividend Reinvestment

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2022 (dollar amounts in thousands, except share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
October 18, 2021	January 18, 2022	May 13, 2022	$0.1000	$16,927	(1)
October 18, 2021	March 16, 2022	May 13, 2022	0.1500	25,454	(1)
February 23, 2022	March 31, 2022	May 13, 2022	0.5300	89,937
October 18, 2021	May 16, 2022	August 12, 2022	0.2000	33,995	(1)
May 2, 2022	June 30, 2022	August 12, 2022	0.5300	89,169
October 18, 2021	July 18, 2022	November 14, 2022	0.2000	32,976	(1)
August 30, 2022	September 30, 2022	November 14, 2022	0.6000	97,094	(2)
Total distributions			$2.3100	$385,552
(1)Represents a special distribution.
(2)On September 7, 2022, the Company announced the increase of its regular quarterly distribution from $0.53 per share to $0.60 per share.
The following table summarizes our distributions declared and payable for the nine months ended September 30, 2021 (dollar amounts in thousands, except share amounts):

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
With respect to distributions, we have adopted an “opt out” dividend reinvestment plan for shareholders. As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the dividend reinvestment plan will have their dividends or distributions automatically reinvested in additional shares rather than receiving cash distributions. Shareholders who receive distributions in the form of shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions. Refer to “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets” to the consolidated financial statements for more information on our dividend reinvestment program.

The following table summarizes the amounts received and shares issued to shareholders who have not opted out of our dividend reinvestment plan during the nine months ended September 30, 2022 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 31, 2022	$11,469	417,379
May 13, 2022	16,501	640,829
August 12, 2022	8,203	325,508
August 12, 2022	3,267	129,640
Total distributions	$39,440	1,513,356

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
The following table summarizes the shares repurchased under the Company 10b5-1 Plan during the nine months ended September 30, 2022 (dollars in thousands except share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 - April 30, 2022	—	$—	—	$262,000
May 1 - May 31, 2022	774,558	$25.24	774,558	$242,447
June 1 - June 30, 2022	1,313,782	$24.49	1,313,782	$210,275
July 1 - July 31, 2022	2,394,113	$23.20	2,394,113	$154,736
August 1 - August 31, 2022	2,223,389	$24.22	2,223,389	$100,886
September 1 - September 30, 2022	2,251,657	$24.14	2,251,657	$46,527
Total Repurchases	8,957,499		8,957,499

Borrowings
Our outstanding debt obligations were as follows (dollar amounts in thousands):

	September 30, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility(3)	$400,000	$360,019	$360,019	$39,981	$39,981
Breckenridge Funding Facility	825,000	708,300	708,300	116,700	116,700
Big Sky Funding Facility	500,000	499,606	499,606	394	394
Revolving Credit Facility(4)	1,625,000	782,691	782,691	842,309	842,309
2023 Notes(5)	400,000	400,000	398,306	—	—
2026 Notes(5)	800,000	800,000	794,094	—	—
New 2026 Notes(5)	700,000	700,000	693,007	—	—
2027 Notes(5)	650,000	650,000	637,973	—	—
2028 Notes(5)	650,000	650,000	638,725	—	—
Total	$6,550,000	$5,550,616	$5,512,721	$999,384	$999,384

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility(3)	$400,000	$361,007	$361,007	$38,993	$38,993
Breckenridge Funding Facility	825,000	568,680	568,680	256,320	256,320
Big Sky Funding Facility	500,000	499,606	499,606	394	394
Revolving Credit Facility(4)	1,325,000	915,035	915,035	409,965	271,585
2023 Notes(5)	400,000	400,000	396,702	—	—
2026 Notes(5)	800,000	800,000	792,757	—	—
New 2026 Notes(5)	700,000	700,000	691,662	—	—
2027 Notes(5)	650,000	650,000	635,860	—	—
2028 Notes(5)	650,000	650,000	637,324	—	—
Total	$6,250,000	$5,544,328	$5,498,633	$705,672	$567,292

(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2022, the Company had borrowings denominated in Euros (EUR) of 0.0 million. As of December 31, 2021, the Company had borrowings denominated in Euros (EUR) of 23.3 million.
(4)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2022, the Company had borrowings denominated in Canadian Dollars (CAD), Euros (EUR) and British Pounds (GBP) of 328.9 million, 99.9 million and 66.6 million, respectively. As of December 31, 2021, the Company had borrowings denominated in Canadian Dollars (CAD), Euros (EUR) and British Pounds (GBP) of 256.3 million, 18.6 million and 49.8 million, respectively.
(5)The carrying value of the Company's 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes is presented net of unamortized debt issuance costs of $1.7 million, $5.9 million, $7.0 million, $12.0 million and $11.3 million, respectively, as of September 30, 2022. The carrying value of the Company's 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes is presented net of unamortized debt issuance costs of $3.3 million, $7.2 million, $8.3 million, $14.1 million and $12.7 million, respectively, as of December 31, 2021.
For additional information on our debt obligations see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 6. Borrowings."

Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2022 and December 31, 2021, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $849.0 million and $1,407.3 million, respectively.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2022, management is not aware of any pending or threatened litigation.

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
Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure shareholders that a significant change in market interest rates will not have a material adverse effect on our net investment income. As of the date of this report, the U.S. Federal Reserve raised the federal funds target range to 3.00-3.25% in the third quarter of 2022 and further to 3.75-4.00% in November, 2022.
As of September 30, 2022, 99.9% of our debt investments at fair value were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering base rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$290,785	$(71,888)	$218,897
Up 200 basis points	193,857	(47,926)	145,931
Up 100 basis points	96,928	(23,963)	72,965
Down 100 basis points	(96,827)	23,963	(72,864)
Down 200 basis points	(192,846)	47,926	(144,920)
(1)Excludes the impact of income based incentive fees. See Note 3 to our consolidated financial statements for the three and nine months ended September 30, 2022 for more information on the income based incentive fees.

Inflation Risk
In the U.S., rising interest rates and the resulting higher cost of capital has the potential to negatively impact the free cash flow and credit quality of certain borrowers. In addition, rising costs resulting from heightened energy prices and input costs are contributing to margin pressures at certain of our portfolio companies. Such investments would continue to be negatively impacted by a sustained high rate of inflation if they are unable to mitigate margin pressures, especially if concurrent with an increase in their debt service costs. If higher than expected rates of inflation and expected significant interest rate increases in 2022 occur concurrently with a period of economic weakness or a slowdown in growth, portfolio performance in our portfolio companies may be negatively impacted. Although rising interest rates have the potential to negatively impact the financial performance of certain borrowers, the performance of the Company has generally benefited from rising interest rates as a substantial majority of the portfolio is floating rate. In addition, continued market dislocation may create attractive deployment opportunities, as borrowers seek alternative lending sources. Nonetheless, significant market dislocation could limit the liquidity of certain assets traded in the credit markets, and this would impact the Company's ability to sell such assets at attractive prices or in a timely manner.
Inflation persisted at multi-decade highs in many major economies around the world, prompting central banks to pursue monetary policy tightening actions that are likely to continue to create headwinds to economic growth. In the U.S., annual inflation was 8.2% in September, down from 9.1% in June but still well above the Federal Reserve’s long-run target of 2%. In Eurozone economies, inflation increased to a record 9.9% in September, up from 9.1% in August.

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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes the shares repurchased under the Company 10b5-1 Plan during the nine months ended September 30, 2022 (dollars in thousands except share amounts):(1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 - April 30, 2022	—	$—	—	$262,000
May 1 - May 31, 2022	774,558	$25.24	774,558	$242,447
June 1 - June 30, 2022	1,313,782	$24.49	1,313,782	$210,275
July 1 - July 31, 2022	2,394,113	$23.20	2,394,113	$154,736
August 1 - August 31, 2022	2,223,389	$24.22	2,223,389	$100,886
September 1 - September 30, 2022	2,251,657	$24.14	2,251,657	$46,527
Total Repurchases	8,957,499		8,957,499
(1)The Company’s share repurchase plan (the “10b-5 Plan”), pursuant to which up to approximately $262 million in the aggregate of the Company’s common shares at prices below net asset value per share over a specified period may be acquired, commenced on November 26, 2021 and will terminate upon the earliest to occur of (i) 12-months from its commencement, (ii) the end of the trading day on which the aggregate purchase price for all shares purchased under the 10b-5 Plan equals approximately $262 million and (iii) the occurrence of certain other events described in the 10b-5 Plan. Refer to "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets" in this Form 10-Q for more information. Such issuances were part of our Private Offering pursuant to Section 4(a)(2) of the 1933 Act and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibits

10.1
First Amendment to Amended and Restated Loan and Security Agreement, dated as of September 16, 2022, among Jackson Hole Funding, the Company, the lenders party thereto, Citibank, N.A., Virtus Group, LP and JPMorgan Chase Bank, National Association.*

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

Blackstone Secured Lending Fund

Date:	November 10, 2022	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer

Date:	November 10, 2022	/s/ Kevin Kresge
Kevin Kresge
Interim Chief Financial Officer