Form 10-K
period 2022-12-31
Blackstone Secured Lending Fund
filed 2023-02-27
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒
As of June 30, 2022, the aggregate market value of the common shares of beneficial interest (“Common Shares”) held by non-affiliates of the Registrant was $3,977 million.
The number of the Registrant’s Common Shares, $0.001 par value per share, outstanding as of February 22, 2023 was 160,571,371.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Blackstone Secured Lending Fund (together, with its consolidated subsidiaries, the “Company,” “we,” “us,” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our future operating results;
•our business prospects and the prospects of the companies in which we may invest;
•the impact of the investments that we expect to make;
•our ability to raise sufficient capital and buy back shares to execute our investment strategy;
•general economic, logistical and political trends and other external factors, including inflation and recent supply chain and labor market disruptions;
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
•our use of financial leverage;
•our business prospects and the prospects of our portfolio companies, including our and their ability to effectively respond to challenges posed by the novel coronavirus (“COVID-19”);
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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. These forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (“SEC”) including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. This annual report on Form 10-K contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.
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
•Our ability to achieve our investment objectives depends on the ability of the Adviser to manage and support our investment process largely through relationships with private equity sponsors, investment banks and commercial banks.
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
•General economic conditions could adversely affect the performance of our investments and our market price, including recessionary fears, geopolitical events and inflation.

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
•Regulations governing our operation as a BDC and regulated investment company (“RIC”) will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes.

Risks Related to Debt Financing
•We borrow money, which magnifies the potential for loss on amounts invested in us and may increase the risk of investing in us.
•Provisions in a credit facility may limit our investment discretion.
•We are subject to risks associated with the unsecured notes and debt securitizations that we have issued and our credit facilities.

Federal Income Tax Risks
•We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the "Code") or to satisfy RIC distribution requirements.
•Our portfolio investments may present special tax issues.
•Legislative or regulatory tax changes could adversely affect investors.

Risks Related to an Investment in the Common Shares
•Shares of closed-end management investment companies, including BDCs, often trade at a discount to their net asset value.
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
Other Disclosure
To the extent required by laws implementing the European Union Directive on Alternative Investment Fund Managers (the “Directive”) in any relevant European Economic Area member state, the information in respect of the Company required to be disclosed pursuant to Article 23(4) and (5) of the Directive will be made available to each applicable shareholder. In respect of the period ended December 31, 2022, there have been no material changes to the information listed in Article 23 of the Directive.

PART I
Item 1. Business.
Our Company
Blackstone Secured Lending Fund (together with its consolidated subsidiaries, the “Company”), is a Delaware statutory trust formed on March 26, 2018, and structured as an externally managed, non-diversified, closed-end management investment company. On October 26, 2018, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (a “RIC”) under the Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
We are externally managed by Blackstone Credit BDC Advisors LLC (the “Adviser”). Blackstone Alternative Credit Advisors LP (the “Administrator” and, collectively with its affiliates in the credit-focused business of Blackstone Inc. (“Blackstone”), “Blackstone Credit,” which, for the avoidance of doubt, excludes Harvest Fund Advisors LLC and Blackstone Insurance Solutions) provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the “Administration Agreement”). Blackstone Credit is part of the credit-focused platform of Blackstone and is the primary part of its "Credit & Insurance" reporting segment.
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
Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in secured debt investments. Our portfolio is composed primarily of first lien senior secured and unitranche loans. To a lesser extent, we have and may continue to also invest in second lien, third lien, unsecured or subordinated loans and other debt and equity securities. We do not currently expect to focus on investments in issuers that are distressed or in need of rescue financing. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Blackstone Credit funds. As of December 31, 2022, based on fair value, our portfolio consisted of 97.95% first lien senior secured investments and unitranche loans, 0.48% second lien debt investments and 1.57% in equity instruments. As of December 31, 2022, 99.9% of our debt investments were floating rate in nature (93.1% of which had an interest rate floor above zero) and the weighted average yield on our income producing investments was at fair value. As of December 31, 2022 we had investments in 176 portfolio companies, with an average debt investment size in each of our portfolio companies of approximately $56.33 million based on fair value.
As a BDC, at least 70% of our assets must be the type of “qualifying” assets listed in Section 55(a) of the 1940 Act, as described herein, which are generally privately-offered securities issued by U.S. private or thinly-traded companies. We may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies. We generally intend to distribute substantially all of our available earnings annually by making quarterly cash distributions. We use leverage and intend to continue to use leverage for our investment activities. We use and intend to continue to use leverage, which is permitted up to the maximum amount allowed by the 1940 Act (currently limited to a debt-to-equity ratio of 2:1), to enhance potential returns. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Borrowings.”
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
In conducting our investment activities, we believe that we benefit from the significant scale and resources of Blackstone Credit, including our Adviser and its affiliates, subject to the policies and procedures of Blackstone regarding the management of conflicts of interest. In order to source transactions, the Adviser utilizes its significant access to transaction flow, along with its trading platform. The Adviser seeks to generate investment opportunities through direct origination channels as well as through syndicate and club deals. With respect to Blackstone Credit’s origination channel, the global presence of Blackstone Credit generates access to a substantial amount of directly originated transactions with what we believe to be attractive investment characteristics. With respect to syndicate and club deals (i.e., where a limited number of investors participate in a loan transaction), Blackstone Credit has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. Blackstone Credit also has a significant trading platform, which, we believe, allows us access to the secondary market for investment opportunities. Blackstone Credit employs a rigorous investment process and defensive investment approach to evaluate all potential opportunities with a focus on long-term credit performance and principal protection. The investment professionals employed by Blackstone Credit have spent their careers developing the resources necessary to invest in private companies. Before undertaking an investment, the Adviser’s transaction team conducts a thorough and rigorous due diligence review of the opportunity to ensure the portfolio company fits our investment strategy.
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
We have agreed to pay our Adviser a management fee at an annual rate of 1.0% of the average value of our gross assets at the end of the two most recently completed calendar quarters. We also pay the Adviser an income based incentive fee based on our aggregate pre-incentive fee net investment income from the calendar quarter then ending and the eleven preceding calendar quarters. See “—Investment Advisory Agreement” for more information.
The members of the senior management and Investment Team of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. As a result, the Adviser, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated equipment funds. See “—Allocation of Investment Opportunities and Potential Conflicts of Interests” and “Item 1A. Risk Factors—Risks Related to the Adviser and Its Affiliates”
Our Administrator
Blackstone Alternative Credit Advisors LP, a Delaware limited partnership, serves as our Administrator. The principal executive offices of our Administrator are located at 345 Park Avenue, New York, New York 10154. We reimburse the Administrator for its costs, expenses and allocable overhead (including rent, office equipment and utilities) in connection with administrative services performed for us. See “—Administration Agreement.”
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
Blackstone’s four business segments are real estate, private equity, credit and insurance, and hedge fund solutions. Through its different investment businesses, as of December 31, 2022, Blackstone had total assets under management of approximately $975 billion. As of December 31, 2022, Blackstone Credit’s asset management operation had aggregate assets under management of approximately $246 billion across multiple strategies within the leveraged finance marketplace, including loans, high yield bonds, distressed and mezzanine debt and private equity, including hedge funds, and approximately $280 billion with the inclusion of Harvest and BIS. Blackstone Credit, through its affiliates, employed 518 people headquartered in New York, with offices in London, Dublin, Houston, Baltimore, San Francisco, Chicago, Miami, Toronto, Frankfurt, Madrid, Milan, Paris, Sydney, Hong Kong, Tokyo and Singapore as of January 1, 2023. Blackstone Credit’s 138-person private credit investment team (excluding Dwight Scott, Global Head of Blackstone Credit) is supported by a 56-person Chief Investment Office team, which consists of individuals focused on Investment Process, Portfolio Management, Asset Management, Capital Formation, Insurance Portfolios, and Data Sciences. Blackstone Credit’s Senior Managing Directors have on average 24 years of industry experience. Since inception, Blackstone Credit has originated over $149 billion in private credit transactions and during 2022, Blackstone Credit originated over $34 billion in private credit transactions. Blackstone Credit believes that the depth and breadth of its team provides it with a significant competitive advantage in sourcing product on a global basis, structuring transactions and actively managing investments in the portfolio.
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
Secular Tailwinds in the Private Market, Including Private Credit. One of the important drivers of growth in the strategy is the increasing secular tailwinds in the private markets (i.e., social or economic trends positively impacting private markets), including growing demand for private credit, which has created attractive opportunities for private capital providers like Blackstone Credit. As of December 31, 2022, private equity funds with strategies focused on leveraged buyouts in North America had approximately $579.1 billion of “dry powder” (i.e., uncalled capital commitments), which should similarly drive demand for private capital providers like Blackstone Credit.1 This shift is partially due to traditional banks continuing to face regulatory limitations and retreating from the space, creating additional opportunities for private credit to take advantage of. Further, financial sponsors and companies are becoming increasingly interested in working directly with private lenders as they are seeing the tremendous benefits versus accessing the public credit markets. The Company believes some of these benefits include faster execution and greater certainty, ability to partner with sophisticated lenders, more efficient process, and in some instances fewer regulatory requirements. As a result, Blackstone Credit benefits from increasing flow of larger scale deals that have become increasingly available to direct lending universe over traditional banks and other financing institutions.

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
Limited Investment Competition. Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to companies. As tracked by Leverage Commentary & Data (LCD), private credit markets financed 274 leveraged buyouts (“LBO”) (83% of total LBOs in 2022) compared to the publicly syndicated markets, which financed only 56 (17% of total LBOs in 2022). In addition, due to bank consolidation, the number of banks has also rapidly declined, furthering the lack of
1 Source: Preqin, December 2022. Represents dry powder (i.e., uncalled capital commitments) for private equity buyouts in North America.

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
Ability to Provide Scale, Differentiated Capital Solutions. We believe that the breadth and scale of Blackstone Credit’s approximately $246 billion platform, as of December 31, 2022, and affiliation with Blackstone are distinct strengths when sourcing proprietary investment opportunities and provide Blackstone Credit with a differentiated capability to invest in large, complex opportunities. Blackstone Credit is invested in over 3,100 corporate issuers across its portfolios globally and has focused primarily on the non-investment grade corporate credit market since its inception in 2005.2 Blackstone Credit expects that in the current environment, in which committed capital from banks remains scarce, the ability to provide flexible, well-structured capital commitments in appropriate sizes will enable Blackstone Credit to command more favorable terms for its investments. Blackstone Credit seeks to generate investment opportunities through its direct origination channels and through syndicate and club deals (generally, investments made by a small group of investment firms). With respect to Blackstone Credit’s origination channel, we seek to leverage the global presence of Blackstone Credit to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of Blackstone Credit provides a significant pipeline of investment opportunities for us. With respect to syndicate and club deals, Blackstone Credit has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. Blackstone Credit also has a significant trading platform, which, we believe, allows us access to the secondary market for investment opportunities.
Established Origination Platform with Strong Credit Expertise. As of December 31, 2022, Blackstone Credit employed 518 people headquartered in New York, with offices in London, Dublin, Houston, Baltimore, San Francisco, Chicago, Miami, Toronto, Frankfurt, Madrid, Milan, Paris, Sydney, Hong Kong, Tokyo and Singapore as of January 1, 2023. Blackstone Credit’s 138-person private credit investment team (excluding Dwight Scott, Global Head of Blackstone Credit) is supported by a 56-person Chief Investment Office team, which consists of individuals focused on Investment Process, Portfolio Management, Asset Management, Capital Formation, Insurance Portfolios, and Data Sciences. Blackstone Credit’s Senior Managing Directors have on average 24 years of industry experience. Since inception, Blackstone Credit has originated over $149 billion in private credit transactions and during 2022, Blackstone Credit originated over $34 billion in private credit transactions3. We believe that Blackstone Credit’s strong reputation and longstanding relationships with corporate boards, management teams, leveraged buyout sponsors, financial advisors, and intermediaries position Blackstone Credit as a partner and counterparty of choice and provides us with attractive sourcing capabilities. In Blackstone Credit’s experience, these relationships help drive substantial proprietary deal flow and insight into investment opportunities.

Blackstone Credit believes that having one team responsible for alternatives private origination allows us to leverage the strengths and experiences of investment professionals to deliver the leading financing solutions to our companies. The team has operated through multiple industry cycles, with deep credit expertise, providing them valuable experience and a long-term view of the market. The team is also focused on making investments in what are characterized as “good neighborhoods,” which
2 As of December 31, 2022. Reflects unique corporate issuers across funds and accounts managed by Liquid Credit Strategies and Private Credit Strategies.
3 As of December 31, 2022. Includes invested and committed capital for privately originated and anchor investments across private credit strategies and vehicles since 2005, including Direct Lending, Sustainable Resources, Mezzanine, and Opportunistic. Excludes liquid credit strategy investments.

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

Value-Added Capital Provider and Partner Leveraging the Blackstone Credit Advantage Program. Blackstone Credit has established a reputation for providing creative, value-added solutions to address a company’s financing requirements and believes our ability to solve a need for a company can lead to attractive investment opportunities. In addition, Blackstone Credit has access to the significant resources of the Blackstone platform, including the Blackstone Advantage Program (“Blackstone Advantage”), which refers to the active management of the Blackstone portfolio company network, including cross-selling efforts across all of Blackstone, and aims to ensure practice sharing, operational, and commercial synergies among portfolio companies, effective deployment of Blackstone resources, and communication of the program with businesses and partners, and the Blackstone Credit Advantage Program (“Blackstone Credit Advantage”), which is a global platform that provides access to a range of cost saving, revenue generating and best practice sharing opportunities. Specifically, Blackstone Credit Advantage provides (i) partnership and best practices for portfolio companies by offering invaluable access to industry and function experts both within the Blackstone organization (including the Blackstone Portfolio Operations team) and the network among portfolio companies; (ii) cross selling opportunities across Blackstone and Blackstone Credit portfolio companies; (iii) industry knowledge via leadership summits and roundtables; and (iv) quarterly reports sharing meaningful insights from CEOs on business and economic trends. Finally, one of the most important benefits of the program is Blackstone’s GPO, which is a collective purchasing platform that leverages the scale and buying power of the $5.9 billion of estimated total spending of Blackstone’s portfolio companies with strategic partners and vendors measured over the past 10+ years. Blackstone and Blackstone Credit portfolio companies have generated significant cost savings through their use of the GPO, up to 40%, often from existing suppliers, on maintenance, repair, operations, back office, information technology, hardware, software, telecommunications, business insurance and human resources, among others. The benefits of working with Blackstone’s GPO can include improved pricing and terms, differentiated service, and ongoing service that drops straight to the bottom line. As of December 31, 2022, Blackstone Advantage has grown revenue by over $500 million for Blackstone portfolio companies and Blackstone Credit Advantage has reduced annual costs by $249 million. The dedicated Blackstone Credit operational program provides support to portfolio companies and has created approximately $3 billion in value.4 Blackstone Advantage has 112 internal Blackstone resources available to our portfolio companies as of December 31, 2022.
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
Disciplined Investment Process and Income-Oriented Investment Philosophy. Blackstone Credit employs a rigorous investment process and defensive investment approach to evaluate all potential opportunities with a focus on long-term credit performance and principal protection. We believe Blackstone Credit has generated attractive risk-adjusted returns in its investing activities throughout many economic and credit cycles by (i) maintaining its investment discipline; (ii) performing intensive credit work; (iii) carefully structuring transactions; and (iv) actively managing its portfolios. Blackstone Credit’s investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies,
4 Value creation represents $249 million of total annual savings as of December 31, 2022, representing estimated savings utilizing the Blackstone Credit Advantage program at the time cost is benchmarked with portfolio companies. Savings improved portfolio company EBITDA and created value assuming a 12x average EBITDA multiple.

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
Strong Investment Track Record. Blackstone Credit’s track record in private debt lending and investing in below investment grade credit dates back to the inception of Blackstone Credit. Since 2005 through December 31, 2022, Blackstone Credit has provided approximately $149 billion in capital in privately-originated transactions5. Blackstone Credit has approximately $170 billion of investor capital currently deployed.6
Efficient Cost Structure. We believe that we have an efficient cost structure, as compared to other publicly traded BDCs, with low management fees, expenses, and financing costs. We believe our operating efficiency and senior investment strategy enable us to generate greater risk-adjusted investment returns for our investors relative to other publicly traded BDCs.

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
5Includes invested and committed capital for privately originated and anchor investments across private credit strategies and vehicles since 2005, including Direct Lending, Sustainable Resources, Mezzanine, and Opportunistic. Excludes liquid credit strategy investments.
6As of December 31, 2022. Investor capital deployed as of December 31, 2022, consists of fee earning AUM of $97 billion for Liquid Credit Strategies and $73 billion for Private Credit and other liquid funds (inclusive of leverage).

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
The Investment Committee utilizes a consensus-driven approach and currently consists of the following senior investment professionals: Dwight Scott, Brad Marshall, Robert Zable, Michael Zawadzki, Dan Smith, Rob Horn, Rob Petrini, Louis Salvatore and Paulo Eapen. Others who participate in the Investment Committee process include the members of the Investment Team responsible for sourcing, analyzing and conducting due diligence on the investment and other senior members of Blackstone Credit. For certain investments, generally smaller investments where the Company is participating alongside other lenders in a “club” deal, providing an anchor order or purchasing broadly syndicated loans, the Investment Committee has delegated the authority to make an investment decision to a sub-committee of the full Investment Committee. For broadly syndicated loan investments made by the Company alongside funds within Blackstone Credit’s Liquid Credit Strategies, the portfolio managers of the Company may conduct a joint investment committee with the Liquid Credit Strategies business that follows the investment committee process for the Liquid Credit Strategies business in lieu of the Investment Committee process described above. There are no representatives from other business groups of Blackstone involved in the Company’s Investment Committee process.
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
Allocation of Investment Opportunities and Potential Conflicts of Interest
Blackstone Credit, including the Adviser, provides investment management services to other registered investment companies, investment funds, client accounts and proprietary accounts that Blackstone Credit may establish (other than the Company) (collectively the “Other Blackstone Credit Clients”). In addition, Blackstone provides investment management services to other registered investment companies, investment funds, client accounts and proprietary accounts that Blackstone may establish (together with the Other Blackstone Credit Clients, the “Other Clients”). See “Item 1A. Risk Factors—Risks Related to the Adviser and Its Affiliates—There may be conflicts of interest related to obligations that the Adviser’s senior management and Investment Team have to other clients.”
Blackstone Credit will share any investment and sale opportunities with its other clients and the Company in accordance with the Investment Advisers Act of 1940, as amended (the "Advisers Act") and firm-wide allocation policies, which generally provide for sharing pro rata based on targeted acquisition size or targeted sale size. Subject to the Advisers Act and as further set forth in this annual report, certain other clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements.
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

Investments
As of December 31, 2022 and December 31, 2021, the fair value of our investments was $9,617 million and $9,855 million, respectively, in 176 and 148 portfolio companies, respectively.
As of December 31, 2022 and December 31, 2021 the Company had unfunded delayed draw terms loans and revolvers in the aggregate principal amount of $690.3 million and $1,407.3 million, respectively.
See the Consolidated Schedule of Investments as of December 31, 2022 and December 31, 2021 in our consolidated financial statements in “Item 8. Consolidated Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.
Capital Resources and Borrowings
As a RIC, we intend to distribute substantially all of our investment company taxable income (“ICTI”) (as that term is defined in the Code, determined without regard to the deduction for dividends paid) to our shareholders. We anticipate generating cash in the future from the issuance of shares and cash flows from operations, including interest received on our debt investments.
Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2022 and December 31, 2021, the Company’s asset coverage was 174.8% and 180.2%, respectively.
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
Pursuant to the Investment Advisory Agreement, we pay our Adviser a fee for investment advisory and management services consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders.

Management Fees
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
Incentive Fees
The incentive fees consists of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component of the incentive fee is based on our income and the other component is based on of our capital gains, each as described below.
(i) Income based incentive fees
The first part of the incentive fees is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the management fee, expenses payable under the administration agreement entered into between us and the Administrator (the “Administration Agreement”), and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee).
Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The Company excludes the impact of expense support payments and recoupments from pre-incentive fee net investment income.
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
The Company pays its Adviser an income based incentive fee based on its aggregate pre-incentive fee net investment income, as adjusted as described above, from the calendar quarter then ending and the eleven preceding calendar quarters (such period, the “Trailing Twelve Quarters”).

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

(ii) Capital Gains based incentive fees
Since the completion of the IPO, the second part of the incentive fee, a capital gains incentive fee, has been determined and payable in arrears as of the end of each calendar year in an amount equal to 17.5% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees as calculated in accordance with U.S. GAAP.
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
Administration Agreement
Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of our Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) in connection with the services performed for us pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party. The Administrator has hired a sub-administrator to assist in the provision of administrative services. The sub-administrator receives compensation for its provision of sub-administrative services under a sub-administration agreement.
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
Distributions
We generally intend to distribute substantially all of our available earnings annually by paying distributions on a quarterly basis, as determined by the Board in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our distributions will generally be paid from current and/or accumulated tax earnings and profits, which includes interest income and capital gains generated by our investment portfolio, and any other income, including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees, that we receive from portfolio companies, if any. However, if we do not have sufficient current and/or accumulated tax earnings and profits to support our distributions, all or a part of such a distribution may be characterized as a return of capital for U.S. tax purposes. The specific tax characteristics of our dividends and other distributions are reported to shareholders after the end of each calendar year. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distributions and Dividend Reinvestment.”
Dividend Reinvestment Plan
We have adopted a dividend reinvestment plan (“DRIP”), pursuant to which we reinvest all cash dividends declared by the Board on behalf of our shareholders who do not elect to receive their dividends in cash, as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Distributions and Dividend Reinvestment.”
The number of shares to be issued to a shareholder is determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the market price per common share at the close of regular trading on the NYSE on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed NAV per share, the Company will issue shares at the greater of (i) the most recently computed NAV per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed NAV per share). For example, if the most recently computed NAV per share is $25.00 and the market price on the payment date of a cash dividend is $24.00 per share, the Company will issue shares at $24.00 per share. If the most recently computed NAV per share is $25.00 and the market price on the payment date of a cash dividend is $27.00 per share, the Company will issue shares at $25.65 per share (95% of the current market price). If the most recently computed NAV per share is $25.00 and the market price on the payment date of a cash dividend is $26.00 per share, the Company will issue shares at $25.00 per share.
We use newly issued shares to implement the plan. Shares issued under the dividend reinvestment plan will not reduce outstanding Capital Commitments.
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

Share Repurchase Plan
In October 2021, our Board approved a share repurchase plan (the "Company 10b5-1 Plan"), to acquire up to approximately $262 million (representing the net proceeds from the IPO) in the aggregate of our common shares at prices below our NAV per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company 10b5-1 Plan terminated by its own terms in November 2022.  In February 2023, our Board authorized a share repurchase plan, under which we may repurchase up to $250 million in the aggregate of our outstanding common shares in the open market at prices below our NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act (the “Company 10b-18 Plan”). The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The Company 10b-18 Plan does not require us to repurchase any specific number of shares of common shares or any shares of common shares at all. Consequently, we cannot assure shareholders that any specific number of shares of common shares, if any, will be repurchased under the Company 10b-18 Plan. The Company 10b-18 Plan may be suspended, extended, modified or discontinued at any time.
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
(b)is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)satisfies any of the following:
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
We also issued unsecured bonds and may have additional bond offerings in the future.
We may enter into a total return swap (“TRS”) agreement. A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. The Company would typically have to post collateral to cover this potential obligation. To the extent the Company complies with the applicable requirements of Rule 18f-4, the leverage incurred through TRS will not be considered a borrowing for purposes of the Company’s overall leverage limitation.
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
If the Company fails to qualify as a RIC or fails to satisfy the 90% distribution requirement in any taxable year, the Company would be subject to U.S. federal income tax at regular corporate rates on its taxable income (including distributions of net capital gain), even if such income were distributed to its shareholders, and all distributions out of earnings and profits would be taxed to shareholders as ordinary dividend income. Such distributions generally would be eligible (i) to be treated as “qualified dividend income” in the case of individual and other non-corporate shareholders and (ii) for the dividends received deduction in the case of corporate shareholders. In addition, the Company could be required to recognize unrealized gains, pay taxes and make distributions (which could be subject to interest charges) before requalifying for taxation as a RIC.

Item 1A. Risk Factors.
Investing in our shares involves a number of significant risks. In addition to the other information contained in this annual report, shareholders should consider carefully the following information before making an investment in our shares. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following events occur, our business, financial condition and results of operations could be material and adversely affected. In such cases, the NAV of our shares could decline, and shareholders may lose all or part of their investment.
A.Risks Related to Our Business and Structure
Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our NAV through increased net unrealized depreciation.

Conditions in the medium- and large-sized U.S. corporate debt market may deteriorate, as seen during the recent financial crisis, which may cause pricing levels to similarly decline or be volatile. During the 2008-2009 financial crisis, many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis generating further selling pressure. If similar events occurred in the medium- and large-sized U.S. corporate debt market, our NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations and the market price of our shares.
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
We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. These other BDCs and investment funds might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in small to mid-sized private U.S. companies. As a result of these new competitors entering the financing markets in which we operate, competition for investment opportunities in small and middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in small and middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.
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
We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. Our ability to pay distributions, if any, might be adversely affected by, among other things, the impact of one or more of the risk factors described in this annual report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure shareholders that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our prior offerings or from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of shareholders’ capital. A return of capital is a return of a shareholder’s investment, rather than a return of earnings or gains derived from our investment activities. A shareholder will not be subject to immediate taxation on the amount of any distribution treated as a return of capital to the extent of the shareholder’s basis in its shares; however, the shareholder’s basis in its shares will be reduced (but not below zero) by the amount of the return of capital, which will result in the shareholder recognizing additional gain (or a lower loss) when the shares are sold. To the extent that the amount of the return of capital exceeds the shareholder’s basis in its shares, such excess amount will be treated as gain from the sale of the shareholder’s shares. Distributions from the proceeds of our prior offerings or from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.
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
As a public company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
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
In light of past market conditions in the U.S. and global financial markets, the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act,” which instituted a wide range of reforms that have impacted all financial institutions to varying degrees. Because these requirements are relatively new and evolving, the full impact such requirements will have on our business, results of operations or financial condition is unclear. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to us and our shareholders.
Any changes in the regulatory framework applicable to our business, including the changes described above, may impose additional compliance and other costs, increase regulatory investigations of the investment activities of our funds, require the attention of our senior management, affect the manner in which we conduct our business and adversely affect our profitability. The full extent of the impact on us of any new laws, regulations or initiatives that may be proposed is impossible to determine.
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
We hold assets and have made borrowings denominated in foreign currencies and may acquire assets or make borrowings denominated in other foreign currencies, which exposes us to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets or liabilities, as well as our income and cash flows. As a result of foreign currency fluctuations, the value of our liabilities and expenses may increase or the value of our assets and income may decrease due to factors outside of our control, which can have a negative effect on our NAV and cash available for distribution. Any such changes in foreign currency exchange rates may impact the measurement of such assets or liabilities for purposes of maintaining RIC tax treatment or the requirements under the 1940 Act. We may seek to hedge against currency exchange rate fluctuations by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act, but there is no guarantee such efforts will be successful and such hedging strategies create additional costs. See “We may acquire various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our shareholders.”
We may be impacted by general European economic conditions.
The success of our investment activities could be affected by general economic and market conditions in Europe and in the rest of the world, as well as by changes in applicable laws and regulations (including laws relating to taxation of our investments), trade barriers, currency exchange controls, rate of inflation, currency depreciation, asset re-investment, resource self-sufficiency and national and international political and socioeconomic circumstances in respect of the European and other non-U.S. countries in which we may invest. These factors will affect the level and volatility of securities prices and the liquidity of the Company’s investments, which could impair our profitability or result in losses. General fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. We may maintain substantial trading positions that can be adversely affected by the level of volatility in the financial markets; the larger the positions, the greater the potential for loss. Declines in the performance of national economies or the credit markets in certain jurisdictions have had a negative impact on general economic and market conditions globally, and as a result, could have a material adverse effect on our business, financial condition and results of operations.
The Adviser’s financial condition may be adversely affected by a significant general economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Adviser’s businesses and operations (including those of the Company). A recession, slowdown and/or sustained downturn in the global economy (or any particular segment thereof) could have a pronounced impact on the Company and could adversely affect the Company’s profitability, impede the ability of the Company’s portfolio companies to perform under or refinance their existing obligations and impair the Company’s ability to effectively deploy its capital or realize its investments on favorable terms.
In addition, economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets and the current ongoing conflict between Russia and Ukraine could have a negative impact on those countries and others in the region. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.
Any of the foregoing events could result in substantial or total losses to the Company in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in a portfolio company’s capital structure.
It may be difficult to bring suit or foreclosure in non-U.S. countries.
Because the effectiveness of the judicial systems in the countries in which the Company may invest varies, the Company (or any portfolio company) may have difficulty in foreclosing or successfully pursuing claims in the courts of such countries, as compared to the United States or other countries. Further, to the extent the Company or a portfolio company may obtain a judgment but is required to seek its enforcement in the courts of one of these countries in which the Company invests, there can be no assurance that such courts will enforce such judgment. The laws of other countries often lack the sophistication and consistency found in the United States with respect to foreclosure, bankruptcy, corporate reorganization or creditors’ rights.
MiFID II obligations could have an adverse effect on the ability of Blackstone Credit and its MiFID-authorized EEA affiliates to obtain and research in connection with the provision of an investment service.
The Recast European Union Directive on Markets in Financial Instruments (“MiFID II”) came into effect on January 3, 2018, and imposes regulatory obligations in respect of providing financial services in the European Economic Area (“EEA”) by EEA banks and EEA investment firms providing regulated services (each an “Investment Firm”). The Adviser is a non-EEA investment company and is, therefore, not subject to MiFID II but can be indirectly affected. The regulatory obligations imposed by MiFID II may impact, and constrain the implementation of, the investment strategy of the Company. MiFID II restricts Investment Firms’ ability to obtain research in connection with the provision of an investment service. For example, Investment Firms providing portfolio management or independent investment advice may purchase investment research only at their own expense or out of specifically dedicated research payment accounts agreed upon with their clients. Research will also have to be unbundled and paid separately from the trading commission. EEA broker-dealers will unbundle research costs and invoice them to Investment Firms separated from dealing commissions.
Therefore, in light of the above, MiFID II could have an adverse effect on the ability of Blackstone Credit and its MiFID-authorized EEA affiliates to obtain and to provide research. The new requirements regarding the unbundling of research costs under MiFID II are not consistent with market practice in the United States and the regulatory framework concerning the use of commissions to acquire research developed by the SEC, although the SEC has issued temporary no-action letters to facilitate compliance by firms with the research requirements under MiFID II in a manner that is consistent with the U.S.

federal securities laws. Blackstone Credit’s access to third-party research may nonetheless be significantly limited. Some EEA jurisdictions extend certain MiFID II obligations also to other market participants (e.g., Alternative Investment Fund Managers) under national law. There is very little guidance, and limited market practice, that has developed in preparation for MiFID II. As such, the precise impact of MiFID II on Blackstone Credit and the Company cannot be fully predicted at this stage.
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
We and our portfolio companies are susceptible to the effects of economic slowdowns or recessions. The global growth cycle is in a mature phase and signs of slowdown are evident in certain regions around the world, although most economists continue to expect moderate economic growth in the near term, with limited signals of an imminent recession in the U.S. as consumer and government spending remain healthy. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the effect of the United Kingdom (the “U.K.”) leaving the European Union (the “E.U.”), instability in the Chinese capital markets and the COVID-19 pandemic. Although the broader outlook remains constructive, geopolitical instability continues to pose risk In particular, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current Administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or the conflict between Russia and Ukraine, could lead to disruption, instability and volatility in the global markets. Certain of our portfolio companies may operate in, or have dealings with, countries subject to sanctions or embargoes imposed by the U.S. government, foreign governments, or the United Nations or other international organizations. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the United States. Unfavorable economic conditions would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events may limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.
Any deterioration of general economic conditions may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on the performance and financial results of the Company, and the value and the liquidity of the shares. In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions which impacted the value of any collateral securing our senior secured debt in 2022 may continue to impact such collateral in 2023. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on favorable terms or at all. These events could prevent us from increasing investments and harm our operating results.
Inflation and supply chain risks have had and may continue to have an adverse impact on our financial condition and results of operations.
Certain of our portfolio companies are in industries that have been impacted by inflation and global supply chain issues. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Additionally, the Federal Reserve has raised, and has indicated its intent to continue raising, certain benchmark interest rates in an effort to combat inflation.
Terrorist attacks, acts of war or natural disasters may adversely affect our operations.
Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts, including the ongoing military conflict between Russia and Ukraine, have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.
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
The outbreak of epidemics/pandemics, including the ongoing COVID-19 pandemic, could adversely affect the performance of our investments.
Outbreaks of contagious disease, including COVID-19, or other adverse public health developments in the U.S. or worldwide could have a material adverse effect on our business, financial condition and results of operations. While many of the direct impacts of the COVID-19 pandemic have eased, the longer-term macroeconomic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including industries in which our portfolio companies operate. Moreover, with the potential for new strains of existing viruses to emerge, or other pandemics or epidemics, governments and businesses may re-impose aggressive measures to help slow its spread in the future.
Long-term macroeconomic effects from a pandemic or epidemic, including from supply and labor shortages, reductions in force in response to challenging economic conditions or shifts in demand for products and services, of a pandemic or epidemic may have an adverse impact on our portfolio companies, particularly those in the hospitality, retail or travel sectors. The impact of such long-term effects may disproportionately affect certain asset classes and geographic areas. While we believe the principal amount of our investments are generally adequately protected by underlying collateral value, there can be no assurance that we will realize the entire principal amount of certain investments. The full extent of the impact and effects of COVID-19, and any future pandemics or epidemics, will depend on future developments, including, among other factors, how rapidly variants develop, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19, or any future pandemics or epidemics, and resulting impacts on the financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, results of operations and ability to pay distributions.
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
We may not be able to obtain and maintain all required state licenses.
We may be required to obtain various state licenses in order to, among other things, originate commercial loans. Applying for, obtaining and maintaining required licenses can be costly and take several months. There is no assurance that we will obtain, and maintain, all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.
As a Delaware statutory trust, we are subject to the control share acquisition statute contained in the Delaware Statutory Trust Act.
The Company is organized as Delaware statutory trusts and thus are subject to the control share acquisition statute contained in Subchapter III of the Delaware Statutory Trust Act (the “DSTA Control Share Statute”). The DSTA Control Share Statute applies to any closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act organized as a Delaware statutory trust and listed on a national securities exchange, such as the Company. The DSTA Control Share Statute became automatically applicable to the Company on August 1, 2022.
The DSTA Control Share Statute defines “control beneficial interests” (referred to as “control shares” herein) by reference to a series of voting power thresholds and provides that a holder of control shares acquired in a control share acquisition has no voting rights under the Delaware Statutory Trust Act (“DSTA”) or the Company’s governing documents with respect to the control shares acquired in the control share acquisition, except to the extent approved by the Company’s shareholders by the affirmative vote of two–thirds of all the votes entitled to be cast on the matter, excluding all interested shares (generally, shares held by the acquiring person and their associates and shares held by Company insiders).
The DSTA Control Share Statute provides for a series of voting power thresholds above which shares are considered control shares. Whether one of these thresholds of voting power is met is determined by aggregating the holdings of the acquiring person as well as those of his, her or its “associates.” These thresholds are:
(1) 10% or more, but less than 15% of all voting power;
(2) 15% or more, but less than 20% of all voting power;
(3) 20% or more, but less than 25% of all voting power;
(4) 30% or more, but less than a majority of all voting power; or
(5) a majority or more of all voting power.
Under the DSTA Control Share Statute, once a threshold is reached, an acquirer has no voting rights with respect to shares in excess of that threshold (i.e., the “control shares”) until approved by a vote of shareholders, as described above, or otherwise exempted by the Board of Trustees. The DSTA Control Share Statute contains a statutory process for an acquiring person to request a shareholder meeting for the purpose of considering the voting rights to be accorded control shares. An acquiring person must repeat this process at each threshold level.
Under the DSTA Control Share Statute, an acquiring person’s “associates” are broadly defined to include, among others, relatives of the acquiring person, anyone in a control relationship with the acquiring person, any investment fund or other collective investment vehicle that has the same investment adviser as the acquiring person, any investment adviser of an acquiring person that is an investment fund or other collective investment vehicle and any other person acting or intending to act jointly or in concert with the acquiring person.
Voting power under the DSTA Control Share Statute is the power (whether such power is direct or indirect or through any contract, arrangement, understanding, relationship or otherwise) to directly or indirectly exercise or direct the exercise of the voting power of shares of the Company in the election of the Trustees (either generally or with respect to any subset, series or class of trustees, including any Trustees elected solely by a particular series or class of shares, such as the preferred shares).
Any control shares of the Company acquired before August 1, 2022 are not subject to the DSTA Control Share Statute; however, any further acquisitions on or after August 1, 2022 are considered control shares subject to the DSTA Control Share Statute.
The DSTA Control Share Statute requires shareholders to disclose to the Company any control share acquisition within 10 days of such acquisition, and also permits the Company to require a shareholder or an associate of such person to disclose the number of shares owned or with respect to which such person or an associate thereof can directly or indirectly exercise voting power. Further, the DSTA Control Share Statute requires a shareholder or an associate of such person to provide to the Company within 10 days of receiving a request therefor from the Company any information that the Trustees reasonably believe is necessary or desirable to determine whether a control share acquisition has occurred.
The DSTA Control Share Statute permits the Board, through a provision in the Company’s governing documents or by Board action alone, to eliminate the application of the DSTA Control Share Statute to the acquisition of control shares in the Company specifically, generally, or generally by types, as to specifically identified or unidentified existing or future beneficial owners or their affiliates or associates or as to any series or classes of shares. The DSTA Control Share Statute does not provide that the Company can generally “opt out” of the application of the DSTA Control Share Statute; rather, specific acquisitions or classes of acquisitions may be exempted by the Board, either in advance or retroactively, but other aspects of the DSTA Control Share Statute, which are summarized above, would continue to apply. The DSTA Control Share Statute further provides that the Board of Trustees is under no obligation to grant any such exemptions.
The foregoing is only a summary of the material terms of the DSTA Control Share Statute. Shareholders should consult their own counsel with respect to the application of the DSTA Control Share Statute to any particular circumstance.
Our Declaration of Trust includes exclusive forum and jury trial waiver provisions that could limit a shareholder’s ability to bring a claim or, if such provisions are deemed inapplicable or unenforceable by a court, may cause the Company to incur additional costs associated with such action.
Our Declaration of Trust provides that, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a duty owed by any trustee, officer or other agent of the Company to the Company or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of Title 12 of the Delaware Code, Delaware statutory or common law, our Declaration of Trust, or (iv) any action asserting a claim governed by the internal affairs doctrine (for the avoidance of doubt, including any claims brought to interpret, apply or enforce the federal securities laws of the United States, including, without limitation, the 1940 Act or the securities or anti-fraud laws of any international, national, state, provincial, territorial, local or other governmental or regulatory authority, including, in each case, the applicable rules and regulations promulgated thereunder) shall be the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, any other court in the State of Delaware with subject matter jurisdiction. In addition, our Declaration of Trust provides that no shareholder may maintain a derivative action on behalf of the Company unless holders of at least ten percent (10%) of the outstanding shares join in the bringing of such action. These provisions of our Declaration of Trust may make it more difficult for shareholders to bring a derivative action than a company without such provisions.

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
Senior Secured Loans and Senior Secured Bonds. There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Such risks have become more pronounced due to rising interest rates and market volatility. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien debt is paid. Similarly, investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should we be forced to enforce our remedies.
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
Preferred Securities. Investments in preferred securities involve certain risks. Certain preferred securities contain provisions that allow an issuer under certain conditions to skip or defer distributions. If the Company owns a preferred security that is deferring its distribution, the Company may be required to include the amount of the deferred distribution in its taxable income for tax purposes although it does not currently receive such amount in cash. In order to receive the special treatment accorded to RICs and their shareholders under the Code and to avoid U.S. federal income and/or excise taxes at the Company level, the Company may be required to distribute this income to shareholders in the tax year in which the income is recognized (without a corresponding receipt of cash). Therefore, the Company may be required to pay out as an income distribution in any such tax year an amount greater than the total amount of cash income the Company actually received, and to sell portfolio securities, including at potentially disadvantageous times or prices, to obtain cash needed for these income distributions. Preferred securities often are subject to legal provisions that allow for redemption in the event of certain tax or legal changes or at the issuer’s call. In the event of redemption, the Company may not be able to reinvest the proceeds at comparable rates of return. Preferred securities are subordinated to bonds and other debt securities in an issuer’s capital structure in terms of priority for corporate income and liquidation payments, and therefore will be subject to greater credit risk than those debt securities. Preferred securities may trade less frequently and in a more limited volume and may be subject to more abrupt or erratic price movements than many other securities, such as common stocks, corporate debt securities and U.S. government securities.
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
Loans Risk. The loans that the Company may invest in include Loans that are first lien, second lien, third lien or that are unsecured. In addition, the Loans the Company will invest in will usually be rated below investment grade or may also be unrated. Loans are subject to a number of risks described elsewhere in the prospectus, including credit risk, liquidity risk, below investment grade instruments risk and management risk.
Although certain Loans in which the Company may invest will be secured by collateral, there can be no assurance that such collateral could be readily liquidated or that the liquidation of such collateral would satisfy the borrower’s obligation in the event of non-payment of scheduled interest or principal. In the event of the bankruptcy or insolvency of a borrower, the Company could experience delays or limitations with respect to its ability to realize the benefits of the collateral securing a Loan. In the event of a decline in the value of the already pledged collateral, if the terms of a Loan do not require the borrower to pledge additional collateral, the Company will be exposed to the risk that the value of the collateral will not at all times equal or exceed the amount of the borrower’s obligations under the Loans. To the extent that a Loan is collateralized by stock in the borrower or its subsidiaries, such stock may lose some or all of its value in the event of the bankruptcy or insolvency of the borrower. Those Loans that are under-collateralized involve a greater risk of loss.
Further, there is a risk that any collateral pledged by portfolio companies in which the Company has taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent the Company’s debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, the Company’s security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien debt is paid. Consequently, the fact that debt is secured does not guarantee that the Company will receive principal and interest payments according to the debt’s terms, or at all, or that the Company will be able to collect on the debt should it be forced to enforce remedies.
Loans are not registered with the SEC, or any state securities commission, and are not listed on any national securities exchange. There is less readily available or reliable information about most Loans than is the case for many other types of securities, including securities issued in transactions registered under the Securities Act or registered under the Exchange Act. No active trading market may exist for some Loans, and some loans may be subject to restrictions on resale. A secondary market may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods, which may impair the ability to realize full value and thus cause a material decline in the Company’s NAV. In addition, the Company may not be able to readily dispose of its Loans at prices that approximate those at which the Company could sell such loans if they were more widely-traded and, as a result of such illiquidity, the Company may have to sell other investments or engage in borrowing transactions if necessary to raise cash to meet its obligations. During periods of limited supply and liquidity of Loans, the Company’s yield may be lower.
Some Loans are subject to the risk that a court, pursuant to fraudulent conveyance or other similar laws, could subordinate the Loans to presently existing or future indebtedness of the borrower or take other action detrimental to lenders, including the Company. Such court action could under certain circumstances include invalidation of Loans.
If legislation of state or federal regulations impose additional requirements or restrictions on the ability of financial institutions to make loans, the availability of Loans for investment by the Company may be adversely affected. In addition, such requirements or restrictions could reduce or eliminate sources of financing for certain borrowers. This would increase the risk of default.
If legislation or federal or state regulations require financial institutions to increase their capital requirements this may cause financial institutions to dispose of Loans that are considered highly levered transactions. Such sales could result in prices that, in the opinion of the Adviser, do not represent fair value. If the Company attempts to sell a Loan at a time when a financial institution is engaging in such a sale, the price the Company could get for the Loan may be adversely affected.
The Company may acquire Loans through assignments or participations. The Company will typically acquire Loans through assignment. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to the debt obligation; however, the purchaser’s rights can be more restricted than those of the assigning institution, and the Company may not be able to unilaterally enforce all rights and remedies under the loan and with regard to any associated collateral.
A participation typically results in a contractual relationship only with the institution selling the participation interest, not with the borrower. Sellers of participations typically include banks, broker-dealers, other financial institutions and lending institutions. Certain participation agreements also include the option to convert the participation to a full assignment under agreed upon circumstances. The Adviser has adopted best execution procedures and guidelines to mitigate credit and counterparty risk in the atypical situation when the Company must acquire a Loan through a participation.
In purchasing participations, the Company generally will have no right to enforce compliance by the borrower with the terms of the loan agreement against the borrower, and the Company may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, the Company will be exposed to the credit risk of both the borrower and the institution selling the participation. Further, in purchasing participations in lending syndicates, the Company will not be able to conduct the due diligence on the borrower or the quality of the Loan with respect to which it is buying a participation that the Company would otherwise conduct if it were investing directly in the Loan, which may result in the Company being exposed to greater credit or fraud risk with respect to the borrower or the Loan than the Company expected when initially purchasing the participation.
The Company also may originate Loans or acquire Loans by participating in the initial issuance of the Loan as part of a syndicate of banks and financial institutions, or receive its interest in a Loan directly from the borrower.
The Adviser has established a counterparty and liquidity sub-committee that regularly reviews each broker-dealer counterparty for, among other things, its quality and the quality of its execution. The established procedures and guidelines require trades to be placed for execution only with broker counterparties approved by the counterparty and liquidity sub-committee of the Adviser. The factors considered by the sub-committee when selecting and approving brokers and dealers include, but are not limited to: (i) quality, accuracy, and timeliness of execution, (ii) review of the reputation, financial strength and stability of the financial institution, (iii) willingness and ability of the counterparty to commit capital, (iv) ongoing reliability and (v) access to underwritten offerings and secondary markets.
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
The current macroeconomic environment is characterized by record-high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. The risks associated with our and our portfolio companies’ businesses are more severe during periods of economic slowdown or recession.
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
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt investments that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.
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
During periods of falling interest rates, payments under the floating rate debt instruments that we hold would generally decrease, resulting in less revenue to us. Interest rates have recently been at or near historic lows. In the event of a sharply rising interest rate environment, such as during 2022 and currently, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, fixed-rate debt instruments may decline in value because the fixed rates of interest paid thereunder may be below market interest rates.

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
We are subject to risks related to ESG investments.
Although Blackstone Credit’s consideration of ESG factors is intended to aid Blackstone Credit in evaluating the financial risks and rewards of a given investment and is not expected to by itself determine an investment decision for us, Blackstone Credit’s consideration of ESG factors could, to the extent material economic risks associated with an investment are identified, cause us not to make an investment that it may have made or to take action with respect to a company differently than it may have taken in the absence of such consideration, which could cause us to perform differently compared to funds that do not have such considerations. There are significant differences in interpretations of what it means for a company to have positive ESG factors. While Blackstone Credit believes its interpretations of ESG factors are reasonable, the ESG-related portfolio decisions it makes may differ from other investors’ or advisers’ views on ESG. Further, Blackstone Credit cannot guarantee that any consideration of ESG factors or engagement with portfolio companies on ESG, which depends in part on skill and qualitative judgments, will positively impact the financial or ESG performance of any individual portfolio company or us.

We and our investment adviser could be the target of litigation or regulatory investigations.
We as well as our investment adviser and its affiliates participate in a highly regulated industry and are each subject to regulatory examinations in the ordinary course of business. There can be no assurance that we and our investment adviser and/or any of its affiliates will avoid regulatory investigation and possible enforcement actions stemming therefrom. Our investment adviser is a registered investment adviser and, as such, is subject to the provisions of the Advisers Act. We and our investment adviser are each, from time to time, subject to formal and informal examinations, investigations, inquiries, audits and reviews from numerous regulatory authorities both in response to issues and questions raised in such examinations or investigations and in connection with the changing priorities of the applicable regulatory authorities across the market in general.
Our investment adviser, its affiliates and/or any of their respective principals and employees could also be named as defendants in, or otherwise become involved in, litigation. Litigation and regulatory actions can be time-consuming and expensive and can lead to unexpected losses, which expenses and losses are often subject to indemnification by us. Legal proceedings could continue without resolution for long periods of time and their outcomes, which could materially and adversely affect the value of us or the ability of our investment adviser to manage us, are often impossible to anticipate. Our investment adviser would likely be required to expend significant resources responding to any litigation or regulatory action related to it, and these actions could be a distraction to the activities of our investment adviser.
Our investment activities are subject to the normal risks of becoming involved in litigation by third parties. This risk would be somewhat greater if we were to exercise control or significant influence over a portfolio company’s direction. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would, absent willful misfeasance, bad faith, gross negligence, or reckless disregard of the duties involved by our investment adviser, our administrator, or any of our officers, be borne by us and would reduce our net assets. Our investment adviser and others are indemnified by us in connection with such litigation, subject to certain conditions.
The replacement of LIBOR with an alternative reference rate may adversely affect our credit arrangements and our collateralized loan obligation transactions. Changes in the method of determining LIBOR or the replacement of LIBOR with an alternative reference rate may adversely affect our credit arrangements and our CLO transactions.
The United Kingdom’s Financial Conduct Authority announced a phase out of the LIBOR. Although many LIBOR rates ceased to be published or no longer are representative of the underlying market they seek to measure after December 31, 2021, a selection of widely used USD LIBOR rates will continue to be published through June 2023 in order to assist with the transition. On July 29, 2021, the U.S. Federal Reserve System (“FRS”), in conjunction with the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate. In many cases, the nominated replacements, as well as other potential replacements, are not complete or ready to implement and require margin adjustments. There is currently no final consensus as to which benchmark rate(s) (along with any adjustment and/or permutation thereof) will replace all or any LIBOR tenors after the discontinuation thereof and there can be no assurance that any such replacement benchmark rate(s) will attain market acceptance. Before LIBOR ceases to exist, we and our portfolio companies may need to amend or restructure our existing LIBOR- based debt instruments and any related hedging arrangements that extend beyond June 30, 2023, depending on the applicable LIBOR tenor. Such amendments and restructurings may be difficult, costly and time consuming. In addition, from time to time we invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. It remains uncertain how such changes would be implemented and the effects such changes would have on us, issuers of instruments in which we invest and financial markets generally.
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
Our portfolio may be concentrated in a limited number of industries. Our portfolio will be considered to be concentrated in a particular industry when 25% or greater of its total assets are invested in issuers that are a part of that industry. A downturn in any industry in which we are invested could significantly impact the aggregate returns we realize. We anticipate that we may concentrate our investments in issuers that are part of the software industry, which currently represent close to 25% of our total assets, as a result of additional investments in the software industry and/or fluctuations in the fair value of our investments in the software industry and other industries.
If an industry in which we have significant investments suffers from adverse business or economic conditions, as individual industries have historically experienced to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations. Specifically, companies in the software industry often have narrow product lines and small market shares. Because of rapid technological change, the average selling prices of products and some services provided by software companies have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by software companies in which we invest may decrease over time.
We may be subject to risks associated with our investments in the software industry.
The revenue, income (or losses) and valuations of software and other technology-related companies can and often do fluctuate suddenly and dramatically. In addition, because of rapid technological change, the average selling prices of software products have historically decreased over their productive lives. As a result, the average selling prices of software offered by our portfolio companies may decrease over time, which could adversely affect their operating results and, correspondingly, the value of any securities that we may hold. Additionally, companies operating in the software industry are subject to vigorous competition, changing technology, changing client and end-consumer needs, evolving industry standards and frequent introductions of new products and services. Our portfolio companies in the software industry could compete with companies that are larger and could be engaged in a greater range of businesses or have greater financial, technical, sales or other resources than our portfolio companies do. Our portfolio companies could lose market share if their competitors introduce or acquire new products that compete with their software and related services or add new features to existing products. Any deterioration in the results of our portfolio companies due to competition or otherwise could, in turn, materially adversely affect our business, financial condition and results of operations.
Our investments in the healthcare providers and services industry face considerable uncertainties.
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
Investing in large private U.S. borrowers may limit the Company’s ability to achieve high growth rates during times of economic expansion.
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
These risks include that:
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
Our investments in securities or assets of publicly-traded companies are subject to the risks inherent in investing in public securities.
We may invest a portion of our portfolio in publicly-traded assets. For example, it is not expected that we will be able to negotiate additional financial covenants or other contractual rights, which we might otherwise be able to obtain in making privately negotiated investments. In addition, by investing in publicly-traded securities or assets, we will be subject to U.S. federal and state securities laws, as well as non-U.S. securities laws, that may, among other things, restrict or prohibit our ability to make or sell an investment. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in its ability to make investments and to sell existing investments in public securities because the Firm may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect our investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.
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
To the extent that we invest in original issue discount or payment-in-kind (“PIK”) instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:
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
A total return swap (“TRS”) is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements. The Company would typically have to post collateral to cover this potential obligation. To the extent the Company complied with the applicable requirements of Rule 18f-4, the leverage incurred through TRS will not be considered a borrowing for purposes of the Company’s overall leverage limitation.
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
Certain categories of credit default swaps are subject to mandatory clearing, and more categories may be subject to mandatory clearing in the future. The counterparty risk for cleared derivatives is generally lower than for uncleared over-the-counter derivative transactions because generally a clearing organization becomes substituted for each counterparty to a cleared derivative contract and, in effect, guarantees the parties’ performance under the contract as each party to a trade looks only to the clearing house for performance of financial obligations. However, there can be no assurance that a clearing house, or its members, will satisfy the clearing house’s obligations (including, but not limited to, financial obligations and legal obligations to segregate margins collected by the clearing house) to the Company. Counterparty risk with respect to certain exchange-traded and over-the-counter derivatives are considered as part of the value at risk provisions of Rule 18f-4. See “Risk Factors—Risks Related to Debt Financing.”
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
More specifically, joint ventures involve a third party that has approval rights over activity of the joint venture. The third party may take actions that are inconsistent with our interests. For example, the third party may decline to approve an investment for the joint venture that we otherwise want the joint venture to make. A joint venture may also use investment leverage which magnifies the potential for gain or loss on amounts invested. Generally, the amount of borrowing by the joint venture is not included when calculating our total borrowing and related leverage ratios and is not subject to asset coverage requirements imposed by the 1940 Act. If the activities of the joint venture were required to be consolidated with our activities because of a change in U.S. GAAP rules or SEC staff interpretations, it is likely that we would have to reorganize any such joint venture.
We may syndicate co-investment opportunities, which may be costly.
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
We may use a wide range of investment techniques that could expose us to a diverse range of risks.
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
The Adviser and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Adviser an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the average value of our gross assets at the end of the two most recently completed calendar quarters. Because the incentive fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Adviser to use leverage to increase the return on our investments. In addition, because the base management fee is based on the average value of our gross assets at the end of the two most recently completed calendar quarters, which includes any borrowings for investment purposes, the Adviser may be incentivized to recommend the use of leverage or the issuance of additional equity to make additional investments and increase the average value of our gross assets at the end of the two most recently completed calendar quarters. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor our shareholders. Our compensation arrangements could therefore result in our making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns. See “— Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us."
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

The Incentive Fee based on income is determined and paid quarterly in arrears at the end of each calendar quarter by reference to our aggregate net investment income, as adjusted, from the calendar quarter then ending and the Trailing Twelve Quarters. The effect of calculating the incentive fee using reference to the Trailing Twelve Quarters is that, in certain circumstances, an incentive fee based on income is payable to the Adviser although our net income for such quarter did not exceed the hurdle rate or the incentive fee will be higher than it would have been if calculated based on our performance for the applicable quarter without taking into account the Trailing Twelve Quarters. For example, if we experience a net loss for any particular quarter, an incentive fee may still be paid to the Adviser if such net loss is less than the net loss for the most recent quarter that preceded the Trailing Twelve Quarters. In such circumstances, the Adviser would be entitled to an incentive fee whereas it would not have been entitled to an incentive fee if calculated solely on the basis of our performance for the applicable quarter.
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
We rely, in part, on the Adviser to assist with identifying investment opportunities and making investment recommendations to the Adviser. The Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser, its affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of the Adviser and its affiliates in a manner that the Adviser deems necessary and appropriate. See “— Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us."
The time and resources that individuals employed by the Adviser devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Adviser are not prohibited from raising money for or managing other entities that make the same types of investments that we target.
The Adviser and individuals employed by the Adviser are generally not prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may participate in certain transactions originated by the Adviser or its affiliates under our exemptive relief from the SEC that allows us to engage in co-investment transactions with the Adviser and its affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board) the Adviser may not have the opportunity to cause us to participate. Affiliates of the Adviser, whose primary business includes the origination of investments or investing in non-originated assets, engage in investment advisory business with accounts that compete with us. See “— Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us."

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
If we do not remain a BDC, we might be regulated as a registered closed-end management investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.
Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.
As a result of meeting the annual distribution requirement to avoid paying U.S. federal corporate income tax, as a RIC, we may need to periodically access the capital markets to raise cash in order to fund new investments. We may issue “senior securities,” as defined under the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage meets the threshold set forth in the 1940 Act immediately after each such issuance. The 1940 Act currently requires an asset coverage of at least 150% (i.e., the amount of debt may not exceed two-thirds of the value of our assets). Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately-owned competitors, which may lead to greater shareholder dilution.
For U.S. federal income tax purposes, we are required to recognize taxable income (which may include deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income in order to avoid corporate income tax as a RIC. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to eliminate any corporate income tax as a RIC under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not meet the distribution requirements prescribed by the Code for a RIC and as such may become subject to corporate income tax.

We expect to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could result in a corporate income tax to the Company. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.
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
E.Risks Related to Debt Financing

When we use leverage, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Leverage may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders, and result in losses.
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

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred shares that we may issue in the future, of at least 150%. If this ratio were to fall below 150%, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to shareholders may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we will employ will be subject to oversight by our Board of Trustees, a majority of whom are independent Trustees with no material interests in such transactions.
The Company may also enter into reverse repurchase agreements. Transactions under such agreements constitute leverage. When the Company enters into a reverse repurchase agreement, any fluctuations in the market value of either the securities transferred to another party or the securities in which the proceeds may be invested would affect the market value of the Company’s assets. As a result, the use of such leverage transactions may increase fluctuations in the market value of the Company’s assets compared to what would occur without the use of such transactions. Because reverse repurchase agreements may be considered to be the practical equivalent of borrowing funds, they constitute a form of leverage. If the Company reinvests the proceeds of a reverse repurchase agreement at a rate lower than the cost of the agreement, transacting under such agreement will lower the Company’s yield.
Although leverage has the potential to enhance overall returns that exceed the Company’s cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Company’s cost of funds. In addition, borrowings and reverse repurchase agreements or similar arrangements in which the Company may engage may be secured by the shareholders’ investments as well as by the Company’s assets and the documentation relating to such transactions may provide that during the continuance of a default under such arrangement, the interests of the holders of Common Shares may be subordinated to the interests of the Company’s lenders or debt-holders.
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
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources” for more information regarding our borrowings.
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

The Notes issued by us will mature at various dates in the future. If we are unable to refinance the Notes or find a new source of borrowing on acceptable terms, we will be required to pay down the amounts outstanding at maturity through one or more of the following: (1) borrowing additional funds under our then current credit facility, (2) issuance of additional common shares or (3) possible liquidation of some or all of our loans and other assets, any of which could have a material adverse effect on our results of operations and financial position.

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
We cannot assure you that the issuance of preferred shares and/or convertible debt securities would result in a higher yield or return to the holders of our common shares. The issuance of preferred shares or convertible debt would likely cause the NAV of our common shares to become more volatile. If the dividend rate on the preferred shares, or the interest rate on the convertible debt securities, were to approach the net rate of return on our investment portfolio, the benefit of such leverage to the holders of our common shares would be reduced. If the dividend rate on the preferred shares, or the interest rate on the convertible debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common shares than if we had not issued the preferred shares or convertible debt securities. Any decline in the NAV of our investment would be borne entirely by the holders of our common shares. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in NAV to the holders of our common shares than if we were not leveraged through the issuance of preferred shares or debt securities. This decline in NAV would also tend to cause a greater decline in the market price, if any, for our common shares.

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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (1)	-28.60%	-16.69%	-4.77%	7.14%	19.05%
(1)Based on (i) $9.9 billion in total assets as of December 31, 2022, (ii) $5.6 billion in outstanding indebtedness, at par, as of December 31, 2022, (iii) $4.2 billion in net assets as of December 31, 2022 and (iv) an annualized average interest rate, including fees (such as fees on undrawn amounts and amortization of financing costs), on our indebtedness, as of December 31, 2022, of 3.55%.
Based on an outstanding indebtedness, at par, of $5.6 billion as of December 31, 2022 and the weighted average effective annual interest rate, including fees (such as fees on undrawn amounts and amortization of financing costs), of 3.55% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 2.00% to cover annual interest payments on the outstanding debt. For more information on our indebtedness, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
Compliance with SEC Rule 18f-4 governing derivatives and use of leverage may limit our investment discretion.
In connection with the adoption of Rule 18f-4 of the 1940 Act, the SEC eliminated the asset segregation framework arising from prior SEC guidance for covering positions in derivatives and certain financial instruments. Among other things, Rule 18f-4 limits a fund’s derivatives exposure through a value-at-risk test and requires the adoption and implementation of a derivatives risk management program for certain derivatives users. Subject to certain conditions, limited derivatives users (as defined in Rule 18f-4), such as the Company, however, would not be subject to the full requirements of Rule 18f-4. Under Rule 18f-4, a fund may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the fund has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. The Company has adopted policies and procedures to comply with the requirements of the new rule. Compliance with Rule 18f-4 may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
Because any original issue discount, market discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to eliminate any corporate income tax as a RIC under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus we may become subject to corporate-level income tax.
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
G.Risks Related to an Investment in the Common Shares
We cannot assure you that the market price of common shares will not decline below the IPO price or below our NAV. The market price of common shares may be volatile and may fluctuate substantially.
We currently list our common shares on the NYSE under the symbol “BXSL.” We cannot assure you that the trading market can be sustained. In addition, we cannot predict the prices at which our common shares will trade. Shares of closed-end management investment companies, including BDCs, frequently trade at a discount from their NAV and our shares may also be discounted in the market. This characteristic of closed-end management investment companies is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether our common shares will trade at, above or below NAV. The risk of loss associated with this characteristic of closed-end management investment companies may be greater for investors expecting to sell common shares purchased in the offering soon after the offering. In addition, if our common shares trades below its NAV, we will generally not be able to sell additional common shares to the public at its market price without first obtaining the approval of a majority of our shareholders (including a majority of our unaffiliated shareholders) and our independent directors for such issuance.
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
Our shareholders do not have preemptive rights to purchase any shares we issue in the future. Our charter authorizes us to issue an unlimited number of shares. Our Board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below NAV, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.

Under the 1940 Act, we generally are prohibited from issuing or selling our common shares at a price below NAV per share, which may be a disadvantage as compared with certain public companies. We may, however, sell our common shares, or warrants, options, or rights to acquire our common shares, at a price below the current NAV of our common shares if our Board and independent directors determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, including a majority of those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common shares or senior securities convertible into, or exchangeable for, our common shares, then the percentage ownership of our shareholders at that time will decrease and you will experience dilution.
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
Furthermore, the tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a taxable year may not finally be determined until after the end of that taxable year. We may make distributions during a taxable year that exceed our investment company taxable income and net capital gains for that taxable year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a shareholder’s tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from the proceeds of the sale of our shares or from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which could constitute a return of shareholders’ capital and will lower such shareholders’ tax basis in our shares, which may result in increased tax liability to shareholders when they sell such shares.
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

All distributions declared in cash payable to shareholders that are participants in our dividend reinvestment plan will generally be automatically reinvested in common shares if the investor opts in to the plan. As a result, shareholders who do not elect to participate in our dividend reinvestment plan may experience accretion to the NAV of their shares if our shares are trading at a premium to NAV and dilution if our shares are trading at a discount to NAV. The level of accretion or discount would depend on various factors, including the proportion of our shareholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the distribution payable to shareholders.

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
Sales of substantial amounts of our common shares, or the availability of such common shares for sale, could adversely affect the prevailing market prices for our common shares. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.
Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us.
The Adviser, Blackstone Credit, Blackstone and their respective affiliates will be subject to certain conflicts of interest with respect to the services the Adviser and the Administrator provide to us. These conflicts will arise primarily from the involvement of Blackstone Credit, Blackstone and their respective affiliates (the “Firm”), in other activities that may conflict with our activities. You should be aware that individual conflicts will not necessarily be resolved in favor of your interest. The foregoing list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in the Company.
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
The Firm’s Policies and Procedures. The Firm has implemented policies and procedures to address conflicts that arise as a result of its various activities, as well as regulatory and other legal considerations. Specified policies and procedures implemented by the Firm to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions will reduce the synergies across the Firm’s various businesses that the Company expects to draw on for purposes of pursuing attractive investment opportunities. Because the Firm has many different asset management and advisory businesses, including private equity, a credit business, a hedge fund business, a capital markets group, a life sciences business and a real estate advisory business, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses and to protect against the inappropriate sharing and/or use of information between the Company and the other business units at the Firm, the Firm has implemented certain policies and procedures (e.g., information wall policy) regarding the sharing of information that may reduce the positive synergies that the Company expects to utilize for purposes of identifying and managing attractive investments. For example, the Firm will from time to time come into possession of material non-public information with respect to companies, including companies in which the Company has investments or is considering making an investment or companies that are clients of the Firm. As a consequence, that information, which could be of benefit to the Company, might become restricted to those other respective businesses and otherwise be unavailable to the Company. It is also possible that the Company could be restricted from trading despite the fact that the Company did not receive such information. There can be no assurance, however, that any such policies and/or procedures will be effective in accomplishing their stated purpose and/or that they will not otherwise adversely affect the ability of the Company to effectively achieve its investment objective by unduly limiting the investment flexibility of the Company and/or the flow of otherwise appropriate information between Blackstone Credit and other business units at the Firm. Personnel of the Firm may be unable, for example, to assist with the activities of the Company as a result of these walls. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of the Firm to share information internally.
In addition, to the extent that the Firm is in possession of material non-public information or is otherwise restricted from trading in certain securities, the Company and the Adviser may also be deemed to be in possession of such information or otherwise restricted. Additionally, the terms of confidentiality or other agreements with or related to companies in which any

Other Client has or has considered making an investment or which is otherwise a client of the Firm will from time to time restrict or otherwise limit the ability of the Company and/or its portfolio companies and their affiliates to make investments in or otherwise engage in businesses or activities competitive with such companies. The Firm may enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for the Company, may require the Company to share such opportunities or otherwise limit the amount of an opportunity the Company can otherwise take.
Allocation of Personnel. The Adviser and its members, officers and employees will devote as much of their time to the activities of the Company as they deem necessary to conduct its business affairs in an appropriate manner. By the terms of the Investment Advisory Agreement, the Firm is not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with the Company and/or may involve substantial time and resources of the Adviser. Firm personnel, including members of the investment committee, will work on other projects, serve on other committees (including boards of directors) and source potential investments for and otherwise assist the investment programs of Other Blackstone Credit Clients and their portfolio companies, including other investment programs to be developed in the future. Certain members of Blackstone Credit’s investment team are also members of Other Clients’ investment teams and will continue to serve in those roles (which could be their primary responsibility) and as a result, not all of their business time will be devoted to Blackstone or the Company. Certain non-investment professionals are not dedicated solely to the Company and are permitted to perform work for Other Clients which is expected to detract from the time such persons devote to the Company. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser and its officers and employees will not be devoted exclusively to the business of the Company, but will be allocated between the business of the Company and the management of the monies of such other advisees of the Adviser. Time spent on these other initiatives diverts attention from the activities of the Company, which could negatively impact the Company and shareholders. Furthermore, Blackstone Credit and Blackstone Credit personnel derive financial benefit from these other activities, including fees and performance-based compensation. Firm personnel outside of Blackstone Credit may share in the fees and performance-based compensation from the Company; similarly, Blackstone Credit personnel may share in the fees and performance-based compensation generated by Other Clients. These and other factors create conflicts of interest in the allocation of time by Firm personnel. Blackstone Credit’s determination of the amount of time necessary to conduct the Company’s activities will be conclusive, and shareholders rely on Blackstone Credit’s judgment in this regard.
Outside Activities of Principals and Other Personnel and their Related Parties. Certain of the principals and employees of the Adviser will, in certain circumstances, be subject to a variety of conflicts of interest relating to their responsibilities to the Company, Other Clients and their respective portfolio companies, and their outside personal or business activities, including as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to those of the Company, including if such other entities compete with the Company for investment opportunities or other resources. The other managed accounts and/or investment funds in which such individuals may become involved may have investment objectives that overlap with the Company. Furthermore, certain principals and employees of the Adviser may have a greater financial interest in the performance of such other funds or accounts than the performance of the Company. Such involvement may create conflicts of interest in making investments on behalf of the Company and such other funds and accounts. Although such principals and employees will seek to limit any such conflicts in a manner that is in accordance with their fiduciary duties to the Company, there can be no assurance they will be resolved favorably for the Company. Also, Blackstone personnel, Firm employees, including employees of the Adviser, are generally permitted to invest in alternative investment funds, private equity funds, real estate funds, hedge funds and other investment vehicles, as well as engage in other personal trading activities relating to companies, assets, securities or instruments (subject to the Firm’s Code of Ethics requirements), some of which will involve conflicts of interests. Such personal securities transactions will, in certain circumstances, relate to securities or instruments which can be expected to also be held or acquired by Other Clients, the Company, or otherwise relate to portfolio companies in which the Company has or acquires a different principal investment (including, for example, with respect to seniority). There can be no assurance that conflicts of interest arising out of such activities will be resolved in favor of the Company. Shareholders will not receive any benefit from any such investments, and the financial incentives of Firm personnel in such other investments could be greater than their financial incentives in relation to the Company.
Additionally, certain employees and other professionals of the Firm have family members or relatives employed by such advisers and service providers (or their affiliates) or otherwise actively involved in industries and sectors in which the Company invests, and/or have business, financial, personal or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be employees, officers, directors, personnel or owners of companies or assets that are actual or potential investments of the Company or other counterparties of the Company and its portfolio companies and/or assets. Moreover, in certain instances, the Company or its portfolio companies can be expected to issue loans to or acquire securities from, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. These relationships have the potential to influence Blackstone, the Adviser and/or Blackstone Credit in deciding whether to select, recommend or create such service providers to perform services for the Company or portfolio companies (the cost of which will generally be borne directly or indirectly by the Company or such portfolio companies, as applicable). Notwithstanding the foregoing, investment transactions relating to the Company that require the use of a service provider will generally be allocated to service providers on the basis of best execution, the evaluation of which includes, among other considerations, such service provider’s provision of certain investment-related services and research that the Adviser believes to be of benefit to the Company. To the extent that the Firm determines appropriate, conflict mitigation strategies can be expected to be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Firm. The shareholders rely on the Firm to manage these conflicts in its sole discretion.
Secondments and Internships. Certain personnel of the Firm and its affiliates, including consultants, will, in certain circumstances, be seconded to one or more portfolio companies, vendors, service providers and vendors or shareholders or other investors of the Company and Other Clients to provide finance, accounting, operation support, data management and other similar services, including the sourcing of investments for the Company or other parties. The salaries, benefits, overhead and other similar expenses for such personnel during the secondment could be borne by the Firm and its affiliates or the organization for which the personnel are working or both. In addition, personnel of portfolio companies, vendors, service providers (including law firms and accounting firms) and shareholders or other investors of the Company and Other Clients will, in certain circumstances, be seconded to, serve internships at or otherwise provide consulting services to, the Firm, the Company, Other Clients and portfolio companies of the Company and Other Clients. While often the Company, Other Clients and their portfolio companies are the beneficiaries of these types of arrangements, the Firm is from time to time a beneficiary of these arrangements as well, including in circumstances where the vendor, personnel or service provider or otherwise also provides services to the Company, Other Clients, their respective portfolio companies or the Firm in the ordinary course. The Firm, the Company, Other Clients or their portfolio companies could receive benefits from these arrangements at no cost, or alternatively could pay all or a portion of the fees, compensation or other expenses in respect of these arrangements. If a portfolio company pays the cost it will be borne directly or indirectly by the Company. To the extent such fees, compensation or other expenses are borne by the Company, including indirectly through its portfolio companies or reimbursement of Blackstone for such costs, the management fee will not be reduced as a result of these arrangements or any fees, expense reimbursements or other costs related thereto and the Company may not receive any benefit as a result of these arrangements. The personnel described above may provide services in respect of multiple matters, including in respect of matters related to the Firm, the Company, Other Clients, portfolio companies, each of their respective affiliates and related parties, and any costs of such personnel may be allocated accordingly, the Firm will endeavor in good faith to allocate the costs of these arrangements, if any, to the Firm, the Company, Other Clients, portfolio companies and other parties based on time spent by the personnel or another methodology the Firm deems appropriate in a particular circumstance.
Other Benefits. Blackstone Credit and its personnel and related parties will receive intangible and other benefits, discounts and perquisites arising or resulting from their activities on behalf of the Company, the value of which will not reduce the management fees or incentive fees or otherwise be shared with the Company or its portfolio companies. For example, airline travel or hotel stays incurred as Fund expenses, as set forth in the Investment Advisory Agreement and Administration Agreement (“Fund Expenses”), may result in “miles” or “points” or credit in loyalty or status programs, and such benefits and/or amounts will, whether or not de minimis or difficult to value, inure exclusively to the benefit of Blackstone Credit, its affiliates or their personnel (and not the Company and/or portfolio companies) even though the cost of the underlying service is borne by the Company and/or portfolio companies. (See also “Service Providers, Vendors and Other Counterparties Generally” and “Portfolio Company Relationships Generally” herein.) Similarly, Blackstone Credit, its affiliates and their personnel and related parties, and third parties designated by the foregoing, also receive discounts on products and services provided by portfolio companies and customers or suppliers of such portfolio companies. Such other benefits or fees may give rise to conflicts of interest in connection with the Company’s investment activities, and while the Adviser and Blackstone Credit will seek to resolve any such conflicts in a fair and equitable manner, there is no assurance that any such conflicts will be resolved in favor of the Company. See also “Service Providers, Vendors and Other Counterparties Generally” and “Portfolio Company Relationships Generally” below.
Senior Advisors, Industry Experts and Operating Partners. Blackstone Credit is expected to engage and retain strategic advisors, consultants, senior advisors, executive advisors, industry experts, operating partners, deal sourcers, consultants and other similar professionals (which may include current and former executives or other personnel of Blackstone, as well as current and former executives or other personnel of Blackstone’s portfolio companies) (“Senior and Other Advisors”) who are not employees or affiliates of Blackstone Credit and who will, from time to time, receive payments from, or allocations of a profits interest with respect to, portfolio companies (as well as from Blackstone Credit or the Company). In particular, in some cases, consultants, including those with a “Senior Advisor” title, have been and will be engaged with the responsibility to source and recommend transactions to Blackstone Credit or to undertake a build-up strategy to originate, acquire and develop assets and businesses in a particular sector or involving a particular strategy, potentially on a full-time and/or exclusive basis and notwithstanding any overlap with the responsibilities of Blackstone Credit under the Investment Advisory Agreement, the compensation to such consultants is expected to be borne fully by the Company and/or portfolio companies (with no reduction to management fee payable by the Company) and not Blackstone Credit.
Any amounts paid by the Company or a portfolio company to Senior and Other Advisors in connection with the above services, including cash fees, profits, or equity interests in a portfolio company, discretionary bonus awards, performance-based compensation (e.g., promote), sourcing fees, retainers and expense reimbursements, will be treated as Fund Expenses or expenses of the portfolio company, as the case may be, and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by Blackstone Credit, be chargeable to Blackstone Credit or be deemed paid to or received by Blackstone Credit, and such amounts will not reduce the management fees or incentive fees payable.
To the extent permitted by applicable law and/or any applicable SEC granted exemptive or no action relief, these Senior and Other Advisors often have the right or could be offered the ability to (i) co-invest alongside the Company, including in the specific investments in which they are involved (and for which they may be entitled to receive performance-related incentive fees, which will reduce the Company’s returns), (ii) otherwise participate in equity plans for management of any such portfolio company, or (iii) invest directly in the Company or in a vehicle controlled by the Company subject to reduced or waived advisory fees and/or incentive fees, including after the termination of their engagement by or other status with the Firm. Such co-investment and/or participation (which generally will result in the Company being allocated a smaller share of the applicable investment) will not be considered as part of the Firm’s side-by-side co-investment rights. Such co-investment and/or participation could vary by transaction (and such participation may, depending on its structure, reduce the Company’s returns. Additionally, and notwithstanding the foregoing, these Senior and Other Advisors, as well as other Blackstone Clients could be (or could have the preferred right to be) investors in Blackstone Credit’s portfolio companies (which, in some cases, may involve agreements to pay performance fees, or allocate profits interests, to such persons in connection with the Company’s investment therein, which will reduce the Company’s returns) and/or Other Clients. Such Senior and Other Advisors, as well as other Blackstone Clients, could also, subject to applicable law, have rights to co-invest with the Company on a side-by-side basis, which rights are generally offered on a no-fee/no-carried interest basis and generally result in the Company being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side participation. The time, dedication and scope of work of, and the nature of the relationship with, each of the Senior and Other Advisors vary considerably. In certain cases, they could advise the Adviser and/or Blackstone Credit on transactions, provide the Adviser and/or Blackstone with industry-specific insights and feedback on investment themes, assist in transaction due diligence, or make introductions to and provide reference checks on management teams. In other cases, they take on more extensive roles (and may be exclusive service providers to Blackstone Credit) and serve as executives or directors on the boards of portfolio companies or contribute to the identification and origination of new investment opportunities. The Company may rely on these Senior and Other Advisors to recommend Blackstone as a preferred investment partner, identify investments, source opportunities, and otherwise carry out its investment program, but there is no assurance that these advisers will continue to be involved with the Company for any length of time. In certain instances, Blackstone Credit can be expected to have formal or informal arrangements with these Senior and Other Advisors (which may or may not be terminable upon notice by any party), and in other cases the relationships are more informal. They are either compensated (including pursuant to retainers and expense reimbursement, and, in any event, pursuant to negotiated arrangements that will not be confirmed as being comparable to the market rates for such services) by Blackstone, the Company, and/or portfolio companies or otherwise uncompensated or entitled to deferred compensation until occurrence of a future event, such as commencement of a formal engagement. In certain cases, they have certain attributes of Blackstone Credit “employees” (e.g., they can be expected to have dedicated offices at Blackstone Credit, receive administrative support from Blackstone Credit personnel, participate in general meetings and events for Blackstone Credit personnel, work on Blackstone Credit matters as their primary or sole business activity, service Blackstone exclusively, have Blackstone-related e-mail addresses and/or business cards and participate in certain benefit arrangements typically reserved for Blackstone employees, etc.) even though they are not considered Blackstone Credit employees, affiliates or personnel for purposes of the Investment Advisory Agreement between the Company and Blackstone Credit. Some Senior and Other Advisors work only for the Company and its portfolio companies, while others may have other clients. In particular, in some cases, Senior and Other Advisors, including those with a “Senior Advisor” or “Operating Advisor” title, have been and will be engaged with the responsibility to source and recommend transactions to the Adviser potentially on a full-time and/or exclusive basis and, notwithstanding any overlap with the responsibilities of the Adviser under the Investment Advisory Agreement, the compensation to such Senior and Other Advisors will be borne fully portfolio companies (with no reduction to management fees) and not the Adviser. Senior and Other Advisors could have conflicts of interest between their work for the Company and its portfolio companies, on the one hand, and themselves or other clients, on the other hand, and Blackstone Credit is limited in its ability to monitor and mitigate these conflicts. Blackstone Credit expects, where applicable, to allocate the costs of such Senior and Other Advisors to the Company and/or applicable portfolio companies, and to the extent any such costs are allocated to the Company, they would be treated as Fund Expenses. Payments or allocations to Senior and Other Advisors will not be reduced by the management fee, and can be expected to increase the overall costs and expenses borne indirectly by investors in the Company. There can be no assurance that any of the Senior and Other Advisors, to the extent engaged, will continue to serve in such roles and/or continue their arrangements with Blackstone Credit, the Company and/or any portfolio companies for the duration of the relevant investments or throughout the term of the Company. Additionally, from time to time, Senior and Other Advisors provide services on behalf of both the Company and Other Clients, and any work performed by Senior and Other Advisors retained on behalf of the Company could benefit the Other Clients (and alternatively, work performed by Senior and Other Advisors on behalf of Other Clients may benefit the Company), and Blackstone Credit shall have no obligation to allocate any portion of the costs to be borne by the Company in respect of such Senior and Other Advisors to the Other Clients, except as described below.
As an example of the foregoing, in certain investments including involving a “platform company,” the Company will, in certain circumstances, enter into an arrangement with one or more individuals (who may be former personnel of the Firm or current or former personnel of portfolio companies of the Company or Other Clients, may have experience or capability in sourcing or managing investments, and may form a management team) to undertake a build-up strategy to acquire and develop assets and businesses in a particular sector or involving a particular strategy. The services provided by such individuals or relevant portfolio company, as the case may be, could include the following with respect to investments: origination or sourcing, due diligence, evaluation, negotiation, servicing, development, management (including turnaround) and disposition. The individuals or relevant portfolio company could be compensated with a salary and equity incentive plan, including a portion of profits derived from the Company or a portfolio company or asset of the Company, or other long-term incentive plans. Compensation could also be based on assets under management, a waterfall similar to a carried interest, respectively, or other similar metric. The Company could initially bear the cost of overhead (including rent, office equipment and utilities) and the sourcing, diligence and analysis of investments, as well as the compensation for the individuals and entity undertaking the build-up strategy. Such expenses could be borne directly by the Company as Fund Expenses (or broken deal expenses, if applicable) or indirectly through expenditures by a portfolio company. None the fees, costs or expenses described above will reduce the management fee.
In addition, the Adviser will, in certain circumstances, engage third parties as Senior and Other Advisors (or in another similar capacity) in order to advise it with respect to existing investments, specific investment opportunities, and economic and industry trends. Such Senior and Other Advisors can receive reimbursement of reasonable related expenses by portfolio companies or the Company and could have the opportunity to invest in a portion of the equity and/or debt available to the Company for investment that would otherwise be taken by the Adviser and its affiliates. If such Senior and Other Advisors generate investment opportunities on the Company’s behalf, such Senior and Other Advisors are permitted to receive special additional fees or allocations which may or may not be comparable to those received by a third party in an arm’s length transaction and such additional fees or allocations would be borne fully by the Company and/or portfolio companies (with no reduction to management fees) and not Blackstone Credit.
Minority Investments in Asset Management Firms. Blackstone and Other Clients, including Blackstone Strategic Capital Holdings (“BSCH”) and its related parties, regularly make minority investments in alternative asset management firms that are not affiliated with Blackstone, the Company, Other Clients and their respective portfolio companies, and which may from time to time engage in similar investment transactions, including with respect to purchase and sale of investments, with these asset management firms and their advised funds and portfolio companies. Typically, the Blackstone related party with an interest in the asset management firm would be entitled to receive a share of carried interest/performance based incentive compensation and net fee income or revenue share generated by the various products, vehicles, funds and accounts managed by that third party asset management firm that are included in the transaction or activities of the third party asset management firm, or a subset of such activities such as transactions with a Blackstone related party. In addition, while such minority investments are generally structured so that Blackstone does not “control” such third party asset management firms, Blackstone may nonetheless be afforded certain governance rights in relation to such investments (typically in the nature of “protective” rights, negative control rights or anti-dilution arrangements, as well as certain reporting and consultation rights) that afford Blackstone the ability to influence the firm. Although Blackstone Other Clients, including BSCH, do not intend to control such third party asset management firms, there can be no assurance that all third parties will similarly conclude that such investments are non-control investments or that, due to the provisions of the governing documents of such third party asset management firms or the interpretation of applicable law or regulations, investments by Blackstone and Other Clients, including BSCH, will not be deemed to have control elements for certain contractual, regulatory or other purposes. While such third party asset managers will not be deemed affiliated with the Company within the meaning of the 1940 Act, Blackstone may, under certain circumstances, be in a position to influence the management and operations of such asset managers and the existence of its economic/revenue sharing interest therein may give rise to conflicts of interest. Participation rights in a third party asset management firm (or other similar business), negotiated governance arrangements and/or the interpretation of applicable law or regulations could expose the investments of the Company to claims by third parties in connection with such investments (as indirect owners of such asset management firms or similar businesses) that may have an adverse financial or reputational impact on the performance of the Company. The Company, its affiliates and their respective portfolio companies may from time to time engage in transactions with, and buy and sell investments from, any such third party asset managers and their sponsored funds and transactions and other commercial arrangements between such third party asset managers and the Company and its portfolio companies are not subject to approval by the Board of Trustees. There can be no assurance that the terms of these transactions between parties related to Blackstone, on the one hand, and the Company and its portfolio companies, on the other hand, will be at arm’s length or that Blackstone will not receive a benefit from such transactions, which can be expected to incentivize Blackstone to cause these transactions to occur. Such conflicts related to investments in and arrangements with other asset management firms will not necessarily be resolved in favor of the Company. Shareholders will not be entitled to receive notice or disclosure of the terms or occurrence of either the investments in alternative asset management firms or transactions therewith and will not receive any benefit from such transactions. By executing a subscription agreement with respect to the Company, each shareholder acknowledges these conflicts related to investments in and arrangements with other asset management firms, acknowledges that these conflicts will not necessarily be resolved in favor of the Company, agrees that shareholders will not be entitled to receive notice or disclosure of the terms or occurrence of either the investments in alternative asset management firms or transactions therewith, otherwise understands that shareholders will not receive any benefit from such transactions, consents to all such transactions and arrangements to the fullest extent permitted by law, and waives any claim against the Firm and releases the Firm from any liability arising from the existence of any such conflict of interest.
Multiple Blackstone Business Lines. Blackstone has multiple business lines, including the Blackstone Capital Markets Group, which Blackstone Credit, the Company, Other Clients, portfolio companies of the Company and Other Clients and third parties will, in certain circumstances, engage for debt and equity financings and to provide other investment banking, brokerage, investment advisory or other services. As a result of these activities, Blackstone is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than if it had one line of business. For example, from time to time, Blackstone could come into possession of information that limits the Company’s ability to engage in potential transactions. Similarly, other Blackstone businesses and their personnel could be prohibited by law or contract from sharing information with Blackstone that would be relevant to monitoring the investments and other activities. These types of restrictions may negatively impact the ability of the Company to implement its investment program. Finally, Blackstone personnel who are members of the investment team or investment committee could be excluded from participating in certain investment decisions due to conflicts involving other Blackstone businesses or for other reasons, including other business activities, in which case the Company will not benefit from their experience. The shareholders will not receive a benefit from any fees earned by Blackstone or its personnel from these other businesses.
Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to the Company. Blackstone has long-term relationships with a significant number of corporations and their senior management. Blackstone will consider those relationships when evaluating an investment opportunity, which may result in Blackstone choosing not to make such an investment due to such relationships (e.g., investments in a competitor of a client or other person with whom Blackstone has a relationship). The Company could be required to sell or hold existing investments as a result of investment banking relationships or other relationships that Blackstone may have or transactions or investments that Blackstone may make or have made. (See also “Other Clients; Allocation of Investment Opportunities” and “Portfolio Company Relationships”.) Therefore, there can be no assurance that all potentially suitable investment opportunities that come to the attention of Blackstone will be made available to the Company. The Company is also permitted to co-invest with Other Clients or other persons with whom Blackstone has a relationship in particular investment opportunities, and other aspects of these Blackstone relationships could influence the decisions made by Blackstone with respect to the investments and otherwise result in a conflict (see also “—Other Clients; Allocation of Investment Opportunities” herein.)
Blackstone Policies and Procedures; Information Walls. Blackstone has implemented policies and procedures to address conflicts that arise as a result of its various activities, as well as regulatory and other legal considerations. Some of these policies and procedures, such as Blackstone’s information wall policy, also have the effect of reducing firm-wide synergies and collaboration across Blackstone’s various businesses that the Company expects to draw on for purposes of identifying, pursuing and managing attractive investment opportunities. Because Blackstone has many different asset management and advisory businesses, including private equity, growth equity, a credit business, a hedge fund business, a capital markets group, a life sciences business and a real estate advisory business, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses and to protect against the inappropriate sharing and/or use of information between the Company and the other business units at Blackstone, Blackstone has implemented certain policies and procedures (e.g., Blackstone’s information wall policy) regarding the sharing of information that have the potential to reduce the positive synergies and collaborations that the Company could otherwise expect to utilize for purposes of identifying and managing attractive investments. For example,

Blackstone will from time to time come into possession of material non-public information with respect to companies in which Other Clients may be considering making an investment or companies that are clients of Blackstone. As a consequence, that information, which could be of benefit to the Company, might become restricted to those other respective businesses and otherwise be unavailable to the Company. There can be no assurance, however, that any such policies and/or procedures will be effective in accomplishing their stated purpose and/or that they will not otherwise adversely affect the ability of the Company to effectively achieve its investment objective by unduly limiting the investment flexibility of the Company and/or the flow of otherwise appropriate information between Blackstone Credit and other business units at Blackstone. For example, in some instances, personnel of Blackstone would be unable to assist with the activities of the Company as a result of these walls. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of Blackstone to share information internally. In addition, due to these restrictions, the Company may not be able to initiate a transaction that it otherwise might have initiated and may not be able to purchase or sell an investment that it otherwise might be able to purchase or sell, which could negatively affect its operations.
In addition, to the extent that Blackstone is in possession of material non-public information or is otherwise restricted from trading in certain securities, the Company and the Adviser would also be deemed to be in possession of such information or otherwise restricted. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Blackstone fund has or has considered making an investment or which is otherwise a client of Blackstone will from time to time restrict or otherwise limit the ability of the Company and/or its portfolio companies and their affiliates to make investments in or otherwise engage in businesses or activities competitive with such companies. Blackstone has in the past entered into, and reserves the right to enter into in the future, one or more strategic relationships in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for the Company, require the Company to share such opportunities or otherwise limit the amount of an opportunity the Company can otherwise take.
Data. The Firm receives, generates or obtains various kinds of data and information from the Company, Other Clients, portfolio companies of the Company and Other Clients, investors in the Company and limited partners in Other Clients and service providers, including but not limited to data and information relating to business operations, financial information results, trends, budgets, energy usage, plans, ESG, carbon emissions and related metrics, customer and user data, employee and contractor data, supplier and cost data, and other related data and information, some of which is sometimes referred to as “alternative data” or “big data”. The Firm can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes or identify specific investment, trading or business opportunities, as a result of its access to (and rights regarding) this data and information from the Company, Other Clients, portfolio companies of the Company and Other Clients, investors in the Company and limited partners in Other Clients, related parties and service providers. The Firm has entered and will continue to enter into information sharing and use, measurement and other arrangements, which will give the Firm access to (and rights regarding, including ownership, use, distribution and derived works rights over) data that it would not otherwise obtain in the ordinary course, with the Company, Other Clients, portfolio companies of the Company and Other Clients, investors in the Company and in Other Clients, related parties and service providers. Although the Firm believes that these activities improve the Firm’s investment management activities on behalf of the Company and Other Clients, information obtained from the Company and its portfolio companies, and investors in the Company and in Other Clients also provides material benefits to Blackstone or Other Clients without compensation or other benefit accruing to the Company or its shareholders. For example, information from a portfolio company in which the Company holds an interest can be expected to enable the Firm to better understand a particular industry and execute trading and investment strategies in reliance on that understanding for Blackstone and Other Clients that do not own an interest in the portfolio company, typically without compensation or benefit to the Company or its portfolio companies. Further, data is expected to be aggregated across the Company, Other Clients and their respective portfolio companies and, in connection therewith, Blackstone would serve as the repository for such data, including with ownership and use rights therein.
Furthermore, except for contractual obligations to third parties to maintain confidentiality of certain information or otherwise limit the scope and purpose of its use or distribution, and regulatory limitations on the use of material nonpublic information, the Firm is generally free to use and distribute data and information from the Company’s activities to assist in the pursuit of the Firm’s various other activities, including but not limited to trading activities for the benefit of the Firm and/or an Other Client. Any confidentiality obligations in the operative documents do not limit the Firm’s ability to do so. For example, the Firm’s ability to trade in securities of an issuer relating to a specific industry may, subject to applicable law, be enhanced by information of a portfolio company in the same or related industry. Such trading or other business activities can be expected to provide a material benefit to the Firm without compensation or other benefit to the Company or shareholders.
The sharing and use of “big data” and other information presents potential conflicts of interest and the shareholders acknowledge and agree that any benefits received by the Firm or its personnel (including fees (in cash or in kind), costs and expenses) will not reduce the management fees or incentive fees payable to the Adviser or otherwise shared with the Company or its shareholders. As a result, the Adviser has an incentive to pursue investments that have data and information that can be utilized in a manner that benefits the Firm or Other Clients.
Data Management Services. Blackstone or an affiliate of Blackstone formed in the future may provide data management services to portfolio companies and investors in the Company and in Other Clients and will provide such services directly to the Company and Other Clients (collectively, “Data Holders”). Such services may include assistance with obtaining, analyzing, curating, processing, packaging, organizing, mapping, holding, transforming, enhancing, marketing and selling such data (among other related data management and consulting services) for monetization through licensing or sale arrangements with third parties and, subject to applicable law and the limitations in the Investment Advisory Agreement and any other applicable contractual limitations, with the Company, Other Clients, portfolio companies, investors in the Company and in Other Clients, and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Clients make investments, and portfolio companies thereof). If Blackstone enters into data services arrangements with portfolio companies and receives compensation from such portfolio companies for such data services, the Company will indirectly bear its share of such compensation based on its pro rata ownership of such portfolio companies. Where Blackstone believes appropriate, data from one Data Holder may be aggregated or pooled with data from other Data Holders. Any revenues arising from such aggregated or pooled data sets would be allocated between applicable Data Holders on a fair and reasonable basis as determined by Blackstone Credit in its sole discretion, with Blackstone Credit able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable. Blackstone is expected to receive compensation for such data management services, which may include a percentage of the revenues generated through any licensing or sale arrangements with respect to the relevant data, and which compensation is also expected to include fees, royalties and cost and expense reimbursement (including start-up costs and allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses)). Additionally, Blackstone is expected to share and distribute the products from such Data Management Services within Blackstone or its affiliates (including Other Clients or their portfolio companies) at no charge and, in such cases, the Data Holders may not receive any financial or other benefit from having provided such data to Blackstone. The potential receipt of such compensation by Blackstone may create incentives for the Firm to cause the Company to invest in portfolio companies with a significant amount of data that it might not otherwise have invested in or on terms less favorable than it otherwise would have sought to obtain.
Blackstone and Blackstone Credit Strategic Relationships. Blackstone and Blackstone Credit have entered, and it can be expected that Blackstone and Blackstone Credit in the future will enter, into strategic relationships with investors (and/or one or more of their affiliates) that involve an overall relationship with Blackstone or Blackstone Credit (which will afford such investor special rights and benefits) that could incorporate one or more strategies (including, but not limited to, a different sector and/or geographical focus) in addition to the Company’s strategy (“Strategic Relationships”), with terms and conditions applicable solely to such investor and its investment in multiple Blackstone or Blackstone Credit strategies that would not apply to any other investor’s investment in the Company. A Strategic Relationship often involves an investor agreeing to make a capital commitment to or investment in (as applicable) multiple Blackstone or Blackstone Credit funds, one of which could include the Company. Shareholders will not receive a copy of any agreement memorializing such a Strategic Relationship program (even if in the form of a side letter) and will be unable to elect in the “most-favored-nations” election process any rights or benefits afforded through a Strategic Relationship (for the avoidance of doubt, no further disclosure or reporting information will be shared with the shareholders about any Strategic Relationship). Specific examples of such additional rights and benefits have included and can be expected to include, among others, specialized reporting, discounts or reductions on and/or reimbursements or rebates of management fees or carried interest, secondment of personnel from the investor to Blackstone or Blackstone Credit (or vice versa), rights to participate in the investment review and evaluation process, as well as priority rights or targeted amounts for co-investments alongside Blackstone Credit or Blackstone funds (including, without limitation, preferential or favorable allocation of co-investment and preferential terms and conditions related to co-investment or other participation in Blackstone or Blackstone Credit funds (including in respect of any carried interest and/or management fees to be charged with respect thereto, as well as any additional discounts, reductions, reimbursements or rebates with respect thereto or other penalties that may result if certain target co-investment allocations or other conditions under such arrangements are not achieved)). Any co-investment that is part of a Strategic Relationship may include co-investment in investments made by the Company. Blackstone, including its personnel (including Blackstone Credit personnel), may, reserve the right to receive compensation from Strategic Relationships and be incentivized to allocate investment opportunities away from the Company to or source investment opportunities for Strategic Relationships. Strategic Relationships will in certain circumstances, result in fewer co-investment opportunities (or reduced or no allocations) being made available to shareholders, subject to the 1940 Act.
Blackstone Credit Advantage. Blackstone Credit Advantage is a global platform that is part of Blackstone’s Portfolio Operations Group and seeks to provide access to a range of cost-saving, revenue-generating and best-practice sharing opportunities for Blackstone Credit portfolio companies. The Portfolio Operations Group is organized into seven functional areas, across geographic regions and industry verticals:

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
Technology / BPO: Blackstone’s Technology / BPO team helps the portfolio management teams recruit/upgrade their information technology leadership teams; import contemporary operating systems and application software to address their respective business priorities; leverage portfolio investments in technology companies to promote and serve the overall portfolio interests; and evaluate and negotiate preferred partnerships with digital/technology suppliers, advisors, and consultants from around the world.
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
Portfolio Operations Group. Members of Blackstone’s Portfolio Operations Group (including Blackstone Credit Advantage), who are Blackstone employees, are permitted to provide services to the Company’s portfolio companies, including without limitation those related to the functional areas described above and other similar management consulting, operational and financial matters and are permitted to participate in the Firm co-investment rights. Any payments made or fees paid (which fees or payments may also in certain instances be structured as a reimbursement of internal compensation costs for time spent) by such portfolio companies to Blackstone for services rendered to such portfolio companies will generally be not reduce the management fee payable by the Company. As a result, Blackstone may be incentivized to cause members of the Portfolio Operations Group to spend more time on the Company’s portfolio companies as compared to portfolio companies of Other Clients that do reduce the management fee. On the other hand, there can be no assurance that members of the Portfolio Operations Group will be able to provide their services to portfolio companies and/or that any individuals within the Portfolio Operations Group will remain employed by Blackstone through the life of the Company.
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
Transactions with Clients of Blackstone Insurance Solutions. Blackstone Insurance Solutions (“BIS”) is a business unit of Blackstone that is comprised of two affiliated registered investment advisers. BIS provides investment advisory services to insurers (including insurance companies that are owned, directly or indirectly, by Blackstone, the Company, or Other Clients, in whole or in part).
Actual or potential conflicts of interest may arise with respect to the relationship of the Company and its portfolio companies with the funds, vehicles or accounts BIS advises or sub-advises, including accounts where an insurer participates in investments directly and there is no separate vehicle controlled by Blackstone (collectively, “BIS Clients”). BIS Clients have invested and are expected to continue investing in Other Clients. Certain BIS Clients have investment objectives that overlap with those of the Company or its portfolio companies (and Blackstone Credit has entered into sub-management agreements with BIS to manage the assets of certain such BIS clients with respect to investments that overlap in part with the Fund’s investment directive) and such BIS Clients may invest, as permitted by applicable law and the Company’s co-investment exemptive relief, alongside (or in lieu of) the Company or such portfolio companies in certain investments, which will reduce the investment opportunities otherwise available to the Company or such portfolio companies. BIS Clients will also participate in transactions related to the Company and/or its portfolio companies (e.g., as originators, co-originators, counterparties or otherwise). Other transactions in which BIS Clients will participate include, without limitation, investments in debt or other securities issued by portfolio companies or other forms of financing to portfolio companies (including special purpose vehicles established by the Company or such portfolio companies). When investing alongside the Company or its portfolio companies or in other transactions related to the Company or its portfolio companies, BIS Clients may or may not invest or divest at the same time or on the same terms as the Company or the applicable portfolio companies. BIS Clients may also from time to time acquire investments and portfolio companies directly or indirectly from the Company, as permitted by applicable law and the Company’s co-investment exemptive relief. In circumstances where Blackstone Credit determines in good faith that the conflict of interest is mitigated in whole or in part through various measures that Blackstone, Blackstone Credit or the Adviser implements, the Adviser may determine to proceed with the applicable transaction (subject to oversight by the Board of Trustees and the applicable law to which the Company is subject). In order to seek to mitigate any potential conflicts of interest with respect to such transactions (or other transactions involving BIS Clients), Blackstone may, in its discretion, involve independent members of the board of a portfolio company or a third party stakeholder in the transaction to negotiate price and terms on behalf of the BIS Clients or otherwise cause the BIS Clients to “follow the vote” thereof, and/or cause an independent client representative or other third party to approve the investment or otherwise represent the interests of one or more of the parties to the transaction. In addition, Blackstone or the Adviser may limit the percentage interest of the BIS Clients participating in such transaction, or obtain appropriate price quotes or other benchmarks, or, alternatively, a third-party price opinion or other document to support the reasonableness of the price and terms of the transaction. BIS will also from time to time require the applicable BIS Clients participating in a transaction to consent thereto (including in circumstances where the Adviser does not seek the consent of the Board of Trustees). There can be no assurance that any such measures or other measures that may be implemented by Blackstone will be effective at mitigating any actual or potential conflicts of interest. Moreover, under certain circumstances (e.g., where a BIS Client participates in a transaction directly (and not through a vehicle controlled by Blackstone) and independently consents to participating in a transaction), a BIS Client (or any other Blackstone Client participating via a similar arrangement) will not be an “Affiliate” as defined under the 1940 Act.
Allocation of Portfolios. The Firm will, in certain circumstances, have an opportunity to acquire a portfolio or pool of assets, securities and instruments that it determines should be divided and allocated among the Company and Other Clients. Such allocations generally would be based on the Firm’s assessment of the expected returns and risk profile of each of the assets. For example, some of the assets in a pool may have an opportunistic return profile, while others may have a return profile not appropriate for the Company. Also, a pool may contain both debt and equity instruments that the Firm determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool and therefore among the Company and Other Clients acquiring any of the assets, securities and instruments, although the Firm could, in certain circumstances, allocate value to the Company and such Other Clients on a different basis than the contractual purchase price. Similarly, there will likely be circumstances in which the Company and Other Clients will sell assets in a single or related transactions to a buyer. In some cases a counterparty will require an allocation of value in the purchase or sale contract, though the Firm could determine such allocation of value is not accurate and should not be relied upon. The Firm will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third party valuation reports. Regardless of the methodology for allocating value, the Firm will have conflicting duties to the Company and Other Clients when they buy or sell assets together in a portfolio, including as a result of different financial incentives the Firm has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that an investment of the Company will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with Other Clients.
Holding Entities and Tracking Interests. The Firm may determine that for legal, tax, regulatory, accounting, administrative or other reasons the Company should hold an Investment (or a portion of a portfolio or pool of assets) through a single holding entity through which one or more Other Clients hold different investments (or a different portion of such portfolio or pool of assets, including where such portfolio or pool has been divided and allocated among the Company and such Other Clients in respect of which the Company does not have the same economic rights, obligations or liabilities. In such circumstances, it is expected that the economic rights, liabilities and obligations in respect of the Investment (or portion of a portfolio or pool) that is indirectly held by the Company would be specifically attributed to the Company through tracking interests in such holding entity or back-to-back or other similar contribution or reimbursement agreements or other similar arrangements entered into with such Other Clients, and that the Company would be deemed for purposes of the Partnership Agreement to hold its Investment (or portion of a portfolio or pool) separately from, and not jointly with, such Other Clients (and vice versa in respect of the investments (or portion of a portfolio or pool) held indirectly through such holding entity by such Other Clients). Furthermore, certain holding structures may require a newly-established manager, advisor, service provider or other entity intended to address certain legal, tax, regulatory, accounting, administrative or other considerations applicable to the Company and/or Other Clients. For example, due to rules, regulations and/or requirements in a particular jurisdiction (e.g., licensing requirements), it may be the case that in order to comply with the foregoing, one Blackstone entity serves a particular role for another Blackstone entity (e.g., as an administrator or other role requiring a license) that it otherwise would not but for the rules, regulations and/or requirements in such jurisdiction. It is possible that the Company will be responsible for the costs and expenses of establishing such holding structure (including any such newly-established entities) prior to, and/or, in anticipation of, Other Clients participating through such structure for their investments and it is expected that such Other Clients reimburse the Company for any such costs and expenses on a pro rata basis.
Other Affiliate Transactions and Investments in Different Levels of Capital Structure. From time to time, the Company and the Other Clients may make investments at different levels of an issuer’s capital structure or otherwise in different classes of an issuer’s securities or loans, subject to the limitations of the 1940 Act. While less common, subject to applicable law, from time to time the Company could hold an investment in a different layer of the capital structure than an investor or another party with which Blackstone has a material relationship, in which case Blackstone could have an incentive to cause the Company or the portfolio company to offer more favorable terms to such parties (including, for instance, financing arrangements). Such investments may inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities or loans that may be held by such entities. To the extent the Company holds securities or loans that are different (including with respect to their relative seniority) than those held by an Other Client, the Adviser and its affiliates may be presented with decisions when the interests of the funds are in conflict. For example, conflicts could arise where the Company lends funds to a portfolio company while an Other Client invests in equity securities of such portfolio company. In this circumstance, for example, if such portfolio company were to go into bankruptcy, become insolvent or otherwise be unable to meet its payment obligations or comply with its debt covenants, conflicts of interest could arise between the holders of different types of securities or loans as to what actions the portfolio company should take. In addition, purchases or sales of securities or loans for the account of the Company (particularly marketable securities) will be bunched or aggregated with orders for Other Clients, including other funds. It is frequently not possible to receive the same price or execution on the entire volume of securities sold, and the various prices may be averaged, which may be disadvantageous to the Company. Further conflicts could arise after the Company and Other Clients have made their respective initial investments. For example, if additional financing is necessary as a result of financial or other difficulties, it may not be in the best interests of the Company to provide such additional financing. If the Other Clients were to lose their respective investments as a result of such difficulties, the ability of the Adviser to recommend actions in the best interests of the Company might be impaired. Any applicable co-investment exemptive order issued by the SEC may restrict the Company’s ability to participate in follow-on financings. Blackstone Credit may in its discretion take steps to reduce the potential for adversity between the Company and the Other Clients, including causing the Company and/or such Other Clients to take certain actions that, in the absence of such conflict, it would not take. Such conflicts will be more difficult if the Company and Other Clients hold significant or controlling interests in competing or different tranches of a portfolio company’s capital structure. Equity holders and debt holders have different (and often competing) motives, incentives, liquidity goals and other interests with respect to a portfolio company. In addition, there may be circumstances where Blackstone Credit agrees to implement certain procedures to ameliorate conflicts of interest that may involve a forbearance of rights relating to the Company or Other Clients, such as where Blackstone Credit may cause the Company or Other Clients to decline to exercise certain control-and/or foreclosure-related rights with respect to a portfolio company.
Further, the Company is prohibited under the 1940 Act from participating in certain transactions with certain of affiliates (including portfolio companies of Other Clients) without the prior approval of a majority of the independent members of the Board of Trustees and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the outstanding voting securities may be an affiliate of the Company for purposes of the 1940 Act and generally the Company will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of the Board of Trustees. However, the Company may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for the Adviser between the Company’s interests and the interests of such affiliate, in that the ability of the Adviser to recommend actions in the Company’s best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of the Board of Trustees and, in some cases, the SEC.
In addition, conflicts may arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof. There can be no assurance that any conflict will be resolved in favor of the Company, and each shareholder acknowledges and agrees that in some cases, subject to applicable law, a decision by Blackstone Credit to take any particular action could have the effect of benefiting an Other Client and therefore may not have been in the best interests of, and may be adverse to, the Company. There can be no assurance that the return on the Company’s investment will be equivalent to or better than the returns obtained by the Other Clients participating in the same or similar transactions. The shareholders will not receive any benefit from fees paid to any affiliate of the Adviser in respect of any Other Client’s investment a portfolio company.

Related Financing Counterparties. The Company may invest in companies or other entities in which Other Clients make an investment in a different part of the capital structure (and vice versa) subject to the requirements of the 1940 Act and the Company’s co-investment exemptive order. The Adviser requests in the ordinary course proposals from lenders and other sources to provide financing to the Company and its portfolio companies. Blackstone Credit takes into account various facts and circumstances it deems relevant in selecting financing sources, including whether a potential lender has expressed an interest in evaluating debt financing opportunities, whether a potential lender has a history of participating in debt financing opportunities generally and with the Firm in particular, the size of the potential lender’s loan amount, the timing of the relevant cash requirement, the availability of other sources of financing, the creditworthiness of the lender, whether the potential lender has demonstrated a long-term or continuing commitment to the success of Blackstone, Blackstone Credit and their funds, and such other factors that Blackstone and Blackstone Credit deem relevant under the circumstances. The cost of debt alone is not determinative.
It is possible that shareholders, Other Clients, their portfolio companies, co-investors and other parties with material relationships with the Firm, such as shareholders of and lenders to the Firm and lenders to Other Clients and their portfolio companies (as well as Blackstone itself), could provide additional financing to portfolio companies of the Company, subject to the requirements of the 1940 Act. The Firm could have incentives to cause the Company and its portfolio companies to accept less favorable financing terms from a shareholder, Other Clients, their portfolio companies, Blackstone, and other parties with material relationships with the Firm than it would from a third party. If the Company occupies a different, and in particular, a more senior, position in the capital structure than a shareholder, Other Client, their portfolio companies and other parties with material relationships with Blackstone, Blackstone could have an incentive to cause the Company or portfolio company to offer financing terms that are more favorable to such parties. In the case of a related party financing between the Company or its portfolio companies, on the one hand, and Blackstone or Other Clients’ portfolio companies, on the other hand, to the extent permitted by the 1940 Act, the Adviser could, but is not obligated to, rely on a third party agent to confirm the terms offered by the counterparty are consistent with market terms, or the Adviser could instead rely on its own internal analysis, which the Adviser believes is often superior to third party analysis given the Firm’s scale in the market. If however any of the Firm, the Company, an Other Client or any of their portfolio companies delegates to a third party, such as another member of a financing syndicate or a joint venture partner, the negotiation of the terms of the financing, the transaction will be assumed to be conducted on an arms-length basis, even though the participation of the Firm related vehicle impacts the market terms. For example, in the case of a loan extended to the Company or a portfolio company by a financing syndicate in which an Other Client has agreed to participate on terms negotiated by a third party participant in the syndicate, it may have been necessary to offer better terms to the financing provider to fully subscribe the syndicate if the Other Client had not participated. It is also possible that the frequent participation of Other Clients in such syndicates could dampen interest among other potential financing providers, thereby lowering demand to participate in the syndicate and increasing the financing costs to the Company. The Adviser does not believe either of these effects is significant, but no assurance can be given to shareholders that these effects will not be significant in any circumstance. Unless required by applicable law, the Adviser will not seek any consent or approvals from shareholders or the Board of Trustees in the case of any of these conflicts.
The Firm could cause actions adverse to the Company to be taken for the benefit of Other Clients that have made an investment more senior in the capital structure of a portfolio company than the Company (e.g., provide financing to a portfolio company, the equity of which is owned by the Company) and, vice versa, actions may be taken for the benefit of the Company and its portfolio companies that are adverse to Other Clients. The Firm could seek to implement procedures to mitigate conflicts of interest in these situations such as (i) a forbearance of rights, including some or all non-economic rights, by the Company or relevant Other Client (or their respective portfolio companies, as the case may be) by, for example, agreeing to follow the vote of a third party in the same tranche of the capital structure, or otherwise deciding to recuse itself with respect to both normal course ongoing matters (such as consent rights with respect to loan modifications in intercreditor agreements) and also decisions on defaults, foreclosures, workouts, restructurings and other similar matters, (ii) causing the Company or relevant Other Client (or their respective portfolio companies, as the case may be) to hold only a non-controlling interest in any such portfolio company, (iii) retaining a third party loan servicer, administrative agent or other agent to make decisions on behalf of the Company or relevant Other Client (or their respective portfolio companies, as the case may be), or (iv) create groups of personnel within the Firm separated by information barriers (which may be temporary and limited purpose in nature), each of which would advise one of the clients that has a conflicting position with other clients. As an example, to the extent an Other Client holds an interest in a loan or security that is different (including with respect to relative seniority) than those held by the Company or its portfolio companies, the Firm may decline to exercise, or delegate to a third party, certain control, foreclosure and other similar governance rights of the Other Client. In these cases, the Firm would generally act on behalf of one of its clients, though the other client would generally retain certain control rights, such as the right to consent to certain actions taken by the trustee or administrative or other agent of the investment, including a release, waiver, forgiveness or reduction of any claim for principal or interest; extension of maturity date or due date of any payment of any principal or interest; release or substitution of any material collateral; release, waiver, termination or modification of any material provision of any guaranty or indemnity; subordination of any lien; and release, waiver or permission with respect to any covenants. The efficacy of following the vote of third-party creditors will be limited in circumstances where the Company or Other Client acquires all or substantially all of a relevant instrument, tranche or class of securities.
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
Conflicting Fiduciary Duties to Debt Funds. Other Clients include funds and accounts that make investments in senior secured loans, distressed debt, subordinated debt, high-yield securities, commercial mortgage-backed securities and other debt instruments. As discussed above, it is expected that these Other Clients or investors therein will be offered the opportunity, subject to applicable law, to provide financing with respect to investments made by the Company and its portfolio companies. The Firm owes a fiduciary duty and/or other obligations to these Other Clients as well as to the Company and will encounter conflicts in the exercise of these duties and/or obligations. For example, if an Other Client purchases high-yield securities or other debt instruments of a portfolio company of the Company, or otherwise occupies a senior (or other different) position in the capital structure of an investment relative to the Company, the Firm will encounter conflicts in providing advice to the Company and to these Other Clients with regard to appropriate terms of such high-yield securities or other instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies, among other matters. For example, in a bankruptcy proceeding, in circumstances where the Company holds an equity investment in a portfolio company, the holders of such portfolio company’s debt instruments (which may include one or more Other Clients) may take actions for their benefit (particularly in circumstances where such portfolio company faces financial difficulties or distress) that subordinate or adversely impact the value of the Company’s investment in such portfolio company. More commonly, the Company could hold an investment that is senior in the capital structure, such as a debt instrument, to an Other Client. Although measures described in “Related Financing Counterparties” above can mitigate these conflicts, they cannot completely eliminate them.
Similarly, certain Other Clients can be expected to invest in securities of publicly traded companies that are actual or potential investments of the Company or its portfolio companies. The trading activities of those vehicles may differ from or be inconsistent with activities that are undertaken for the account of the Company or its portfolio companies in any such securities or related securities. In addition, the Company may not pursue an investment in a portfolio company otherwise within the investment mandate of the Company as a result of such trading activities by Other Clients.
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
While Blackstone Credit will seek to manage potential conflicts of interest in a fair and equitable manner, the portfolio strategies employed by Blackstone Credit and Blackstone in managing their respective Other Clients are likely to conflict with the transactions and strategies employed by the Adviser in managing the Company and may affect the prices and availability of the securities and instruments in which the Company invests. Conversely, participation in specific investment opportunities may be appropriate, at times, for both the Company and Other Clients.
Blackstone Credit will share appropriate investment opportunities (and sale opportunities) (including, without limitation, secondary market transactions and certain syndicated primary issuance transactions (which generally will not be originated investments)) with Other Clients and the Company in accordance with Firm-wide allocation policies, which generally provide for sharing pro rata based on targeted acquisition size (generally based on available capacity) or targeted sale size.
Notwithstanding the foregoing, Blackstone Credit may consider the following factors in making any allocation determinations (which determinations shall be on a basis that Blackstone Credit believes in good faith to be fair and reasonable), and such factors may result in a different allocation of investment and/or sale opportunities: (i) the risk-return and target return profile of the proposed investment relative to the Company’s and the Other Clients’ current risk profiles; (ii) the Company’s and/or the Other Clients’ investment objectives, parameters, limitations and other contractual provisions, including whether such objectives are considered solely in light of the specific investment under consideration or in the context of the respective portfolios’ overall holdings and minimum investment allocation amounts with respect to such Other Clients; (iii) the need to re-size risk in the Company’s or the Other Clients’ portfolios (including the potential for the proposed investment to create an industry, sector or issuer imbalance in the Company’s and Other Clients’ portfolios, as applicable) and taking into account any existing non-pro rata investment positions in the portfolio of the Company and Other Clients; (iv) liquidity considerations of the Company and the Other Clients, including during a ramp-up or wind-down of one or more of the Company or such Other Clients, proximity to the end of the Company’s or Other Clients’ specified term or investment period, any redemption/withdrawal requests, anticipated future contributions and available cash; (v) legal, tax, accounting and other consequences; (vi) regulatory or contractual restrictions or consequences (including, without limitation, requirements under the 1940 Act and any related rules, orders, guidance or other authority applicable to the Company or Other Clients); (vii) avoiding a de minimis or odd lot allocation; (viii) availability and degree of leverage and any requirements or other terms of any existing leverage facilities; (ix) the Company’s or Other Clients’ investment focus on a classification attributable to an investment or issuer of an investment, including investment strategy, geography, industry or business sector; (x) the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals dedicated to the Company or such Other Clients; (xi) the management of any actual or potential conflict of interest; (xii) with respect to investments that are made available to Blackstone Credit by counterparties pursuant to negotiated trading platforms (e.g., ISDA contracts), the absence of such relationships which may not be available to the Company and all Other Clients; (xiii) available capital of the Company and such Other Clients, (xiv) primary and permitted investment strategies, guidelines, liquidity positions and requirements, and objectives of the Company and the Other Clients, including, without limitation, with respect to Other Clients that expect to invest in or alongside other funds or across asset classes based on expected return (such as certain managed accounts with similar investment strategies and objectives), (xv) sourcing of the investment, (xvi) the specific nature (including size, type, amount, liquidity, holding period, anticipated maturity and minimum investment criteria) of the investment, (xvii) expected investment return, (xviii) expected cash characteristics (such as cash-on-cash yield, distribution rates or volatility of cash flows), (xix) capital expenditure required as part of the investment, (xx) portfolio diversification and concentration concerns (including, but not limited to, whether a particular fund already has its desired exposure to the investment, sector, industry, geographic region or markets in question), (xxi) relation to existing investments in a fund, if applicable (e.g., “follow on” to existing investment, joint venture or other partner to existing investment, or same security as existing investment), and (xxii) timing expected to be necessary to execute an investment, (xxiii) whether Blackstone Credit believes that allocating investment opportunities to an investor will help establish, recognize, strengthen and/or cultivate relationships that may provide indirectly longer-term benefits (including strategic, sourcing or similar benefits) to the Company, Other Clients and/or Blackstone and (xxiv) any other considerations deemed relevant by Blackstone Credit in good faith.

Blackstone Credit shall not have any obligation to present any investment opportunity to the Company if Blackstone Credit determines in good faith that such opportunity should not be presented to the Company, including for any one or a combination of the reasons described above, or if Blackstone Credit is otherwise restricted from presenting such investment opportunity to the Company.
In addition, Blackstone Credit has received an exemptive order from the SEC that permits certain existing and future funds regulated under the 1940 Act (each, a “Regulated Fund”) that are Other Blackstone Credit Clients, including Blackstone Private Credit Fund (“BCRED”), among other things, to co-invest with certain other persons, including certain affiliates of Blackstone Credit, and certain funds managed and controlled by Blackstone Credit and its affiliates, including the Company and Other Blackstone Credit Clients, subject to certain terms and conditions. For so long as any privately negotiated investment opportunity falls within certain established investment criteria of one or more Regulated Funds, such investment opportunity shall also be offered to such Regulated Fund(s). In the event that the aggregate targeted investment sizes of the Company, such Other Blackstone Credit Clients and such Regulated Fund(s) that are allocated an investment opportunity exceed the amount of such investment opportunity, allocation of such investment opportunity to each of the Company, such Other Blackstone Credit Clients and Regulated Fund(s) will be reduced proportionately based on their respective “available capital” as defined in the co-investment exemptive order, which may result in allocation to the Company in an amount less than what it would otherwise have been if such Regulated Fund(s) did not participate in such investment opportunity. The co-investment exemptive order also restricts the ability of the Company (or any such Other Blackstone Credit Client) from investing in any privately negotiated investment opportunity alongside a Regulated Fund except at the same time and on same terms, as described in the exemptive order. As a result, the Company may be unable to make investments in different parts of the capital structure of the same issuer in which a Regulated Fund has invested or seeks to invest, and Regulated Funds may be unable to make investments in different parts of the capital structure of the same issuer in which the Company has invested or seeks to invest. Relevant Investment Company Act restrictions and related guidance from the SEC and/or the Exemptive Order, or other similar or related considerations, also may restrict the ability of the Company to participate in certain transactions or take certain actions relating to investments in portfolio companies in which a Regulated Fund has also invested (whether before or after the Company’s investment therein), including but not limited to declining to vote or exercise its rights with respect to any such investment (which may result in the Company foregoing a consent fee or similar compensation), declining to participate in a follow-on investment or selling an investment to avoid potential violations of the Investment Company Act and/or related rules thereunder. Any such determination will be made by the Investment Advisor in its discretion and there can be no assurance that any such determination will be resolved in favor of the Company’s interests. The rules promulgated by the SEC under the 1940 Act, as well as any related guidance from the SEC and/or the terms of the co-investment exemptive order itself, are subject to change, and Blackstone Credit could undertake to amend the exemptive order (subject to SEC approval), obtain additional exemptive relief, or otherwise be subject to other requirements in respect of co-investments involving the Company, any Other Blackstone Credit Client and any Regulated Funds, any of which may impact the amount of any allocation made available to Regulated Funds and thereby affect (and potentially decrease) the allocation made to the Company.
Moreover, with respect to Blackstone Credit’s ability to allocate investment opportunities, including where such opportunities are within the common objectives and guidelines of the Company and one or more Other Clients (which allocations are to be made on a basis that Blackstone Credit believes in good faith to be fair and reasonable), Blackstone Credit and Blackstone have established general guidelines and policies, which it may update from time to time, for determining how such allocations are to be made, which, among other things, set forth principles regarding what constitutes “debt” or “debt-like” investments, criteria for defining “control-oriented” or infrastructure investments, guidance regarding allocation for certain types of investments (e.g., distressed assets) and other matters. The application of those guidelines and conditions may result in the Company or Other Clients not participating (and/or not participating to the same extent) in certain investment opportunities in which they would have otherwise participated had the related allocations been determined without regard to such guidelines and conditions and/or based only on the circumstances of those particular investments.
It should be noted that investment opportunities originated or led by business units of the Firm other than Blackstone Credit will be allocated in accordance with such business units’ allocation policies, which will result in such investment opportunities being allocated, in whole or in part, away from Blackstone Credit. Additionally, investment opportunities originated or led by Blackstone Credit will be allocated in accordance with Blackstone Credit’s allocation policy, which may provide that investment opportunities will be allocated in whole or in part to other business units of the Firm on a basis that Blackstone Credit believes in good faith to be fair and reasonable, based on various factors, including the involvement of the respective teams from Blackstone Credit and such other units. Furthermore, for the avoidance of doubt, any investment opportunity that is allocated to the Company may be allocated to co-investors in Blackstone Credit’s discretion to the extent that an amount of such investment opportunity remains after the Company has received its target allocation in respect of such investment opportunity.

When Blackstone Credit determines not to pursue some or all of an investment opportunity for the Company that would otherwise be within the Company’s objectives and strategies, and Blackstone or Blackstone Credit provides the opportunity or offers the opportunity to Other Clients, Blackstone or Blackstone Credit, including their personnel (including Blackstone Credit personnel), can be expected to receive compensation from the Other Clients, whether or not in respect of a particular investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by the Company to Blackstone Credit. As a result, Blackstone Credit (including Blackstone Credit personnel who receive such compensation) could be incentivized to allocate investment opportunities away from the Company to or source investment opportunities for Other Clients. In addition, in some cases Blackstone or Blackstone Credit can be expected to earn greater fees when Other Clients participate alongside or instead of the Company in an investment.
Blackstone Credit makes good faith determinations for allocation decisions based on expectations that may prove inaccurate. Information unavailable to Blackstone Credit, or circumstances not foreseen by Blackstone Credit at the time of allocation, may cause an investment opportunity to yield a different return than expected. Conversely, an investment that Blackstone Credit expects to be consistent with the Company’s return objectives may fail to achieve them.
The Adviser may, but will be under no obligation to, provide co-investment opportunities relating to investments made by the Company to Fund shareholders, Other Clients, investors in such Other Clients, subject to the Company’s exemptive relief and the 1940 Act. Such co-investment opportunities may be offered to such parties in the Adviser’s discretion subject to the Company’s exemptive relief. From time to time, Blackstone Credit may form one or more funds or accounts to co-invest in transactions with the Company (or transactions alongside any of the Company and one or more Other Clients). Furthermore, for the avoidance of doubt, to the extent that the Company has received its target amount in respect of an investment opportunity, any remaining portion of such investment opportunity may be allocated to Other Clients or to co-investors in Blackstone Credit’s discretion pursuant to the Company’s exemptive relief.
Orders may be combined for the Company and other participating Other Clients, and if any order is not filled at the same price, they may be allocated on an average price basis. Similarly, if an order on behalf of more than one account cannot be fully executed under prevailing market conditions, securities may be allocated among the different accounts on a basis that Blackstone Credit or its affiliates consider equitable.
Additionally, it can be expected that the Firm will, from time to time, enter into arrangements or strategic relationships with third parties, including other asset managers, financial firms or other businesses or companies, that, among other things, provide for referral, sourcing or sharing of investment opportunities. Blackstone or Blackstone Credit may pay management fees and performance-based compensation in connection with such arrangements. Blackstone or Blackstone Credit may also provide for or receive reimbursement of certain expenses incurred or received in connection with these arrangements, including diligence expenses and general overhead, administrative, deal sourcing and related corporate expenses. The amount of these rebates may relate to allocations of co-investment opportunities and increase if certain co-investment allocations are not made. While it is possible that the Company will, along with the Firm itself, benefit from the existence of those arrangements and/or relationships, it is also possible that investment opportunities that would otherwise be presented to or made by the Company would instead be referred (in whole or in part) to such third party, or, as indicated above, to other third parties, either as a contractual obligation or otherwise, resulting in fewer opportunities (or reduced allocations) being made available to the Company and/or shareholders. This means that co-investment opportunities that are sourced by the Company may be allocated to investors that are not shareholders. For example, a firm with which the Firm has entered into a strategic relationship may be afforded with “first- call” rights on a particular category of investment opportunities, although there is not expected to be substantial overlap in the investment strategies and/or objectives between the Company and any such firm.
Certain Investments Inside the Company’s Mandate that are not Pursued by the Company. Under certain circumstances, Blackstone or Blackstone Credit can be expected to determine not to pursue some or all of an investment opportunity within the Company’s mandate, including without limitation, as a result of business, reputational or other reasons applicable to the Company, Other Clients, their respective portfolio companies or Blackstone. In addition, Blackstone Credit will, in certain circumstances, determine that the Company should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because the Company has already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by Blackstone Credit in its good faith discretion, or the investment is not appropriate for the Company for other reasons as determined by Blackstone Credit in its good faith reasonable sole discretion. In any such case Blackstone or Blackstone Credit could, thereafter, offer such opportunity to other parties, including Other Clients or portfolio companies or limited partners or shareholders of the Company or Other Clients, joint venture partners, related parties or third parties. Any such Other Clients may be advised by a different Blackstone or Blackstone Credit business group with a different investment committee, which could determine an investment opportunity to be more attractive than Blackstone Credit believes to be the case. In any event, there can be no assurance that Blackstone Credit’s assessment will prove correct or that the performance of any investments actually pursued by the Company will be comparable to any investment opportunities that are not pursued by the Company. Blackstone and Blackstone Credit, including their personnel, may receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by the Company to Blackstone Credit. In some cases, Blackstone or Blackstone Credit earns greater fees when Other Clients participate alongside or instead of the Company in an investment.
Cross Transactions. Situations can arise where certain assets held by the Company are transferred to Other Clients and vice versa. Such transactions will be conducted in accordance with, and subject to, the Adviser’s contractual obligations to the Company and applicable law, including the 1940 Act.
Co-Investment. The Company will co-invest with its shareholders, limited partners and/or shareholders of the Other Clients, the Firm’s affiliates and other parties with whom Blackstone Credit has a material relationship. The allocation of co-investment opportunities is entirely and solely in the discretion of Blackstone Credit, subject to applicable law. In addition to participation by Consultants in specific transactions or investment opportunities, Consultants and/or other Firm employees may be permitted to participate in the Firm’s side-by-side co-investment rights. Such rights generally do not provide for an advisory fee or carried interest payable by participants therein and generally result in the Company being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side. Furthermore, Other Clients will be permitted (or have a preferred right) to participate in the Firm’s side-by-side co-investment rights.
In certain circumstances, Blackstone Credit will determine that a co-investment opportunity should be offered to one or more third parties (such investors, “Co-Investors”) and will maintain sole discretion with respect to which Co-Investors are offered any such opportunity. It is expected that many investors who may have expressed an interest in co-investment opportunities will not be allocated any co-investment opportunities or may receive a smaller amount of co-investment opportunities than the amount requested. Furthermore, co-investment offered by Blackstone Credit will be on such terms and conditions (including with respect to advisory fees, performance-based compensation and related arrangements and/or other fees applicable to co-investors) as Blackstone Credit determine to be appropriate in its sole discretion on a case-by-case basis, which may differ amongst co-investors with respect to the same co-investment. In addition, the performance of Other Clients co-investing with the Company is not considered for purposes of calculating the carried interest payable by the Company to the Adviser. Furthermore, the Company and co-investors will often have different investment objectives and limitations, such as return objectives and maximum hold period. Blackstone Credit, as a result, will have conflicting incentives in making decisions with respect to such opportunities. Even if the Company and any such parties invest in the same securities on similar terms, conflicts of interest will still arise as a result of differing investment profiles of the investors, among other items.
•General Co-Investment Considerations. There are expected to be circumstances where an amount that would otherwise have been invested by the Company is instead allocated to co-investors (who may or may not be shareholders of the Company or limited partners of Other Clients) or supplemental capital vehicles, and there is no guarantee that any shareholders will be offered any particular co-investment opportunity. Each co-investment opportunity (should any exist) is likely to be different, and allocation of each such opportunity will depend on the facts and circumstances specific to that unique situation (e.g., timing, industry, size, geography, asset class, projected holding period, exit strategy and counterparty). Different situations will require that the various facts and circumstances of each opportunity be weighted differently, as Blackstone Credit deems relevant to such opportunity. Such factors are likely to include, among others, whether a co-investor adds strategic value, industry expertise or other similar synergies; whether a potential co-investor has expressed an interest in evaluating co-investment opportunities; whether a potential co-investor has an overall strategic relationship with the Firm; whether a potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of Blackstone, Blackstone Credit, the Company, Other Clients or other co-investments (including whether a potential co-investor will help establish, recognize, strengthen and/or cultivate relationships that may provide indirectly longer-term benefits to the Company or Other Clients and their respective underlying portfolio companies, or whether the potential co-investor has significant capital under management by the Firm or intends to increase such amount); the ability of a potential co-investor to commit to a co-investment opportunity within the required timeframe of the particular transaction; Blackstone Credit’s assessment of a potential co-investor’s ability to invest an amount of capital that fits the needs of the investment (taking into account the amount of capital needed as well as the maximum number of investors that can realistically participate in the transaction); whether the co-investor is considered “strategic” to the investment because it is able to offer the Company certain benefits, including but not limited to, the ability to help consummate the investment, the ability to aid in operating or monitoring the portfolio company or the possession of certain expertise; the transparency, speed and predictability of the potential co-investor’s investment process; whether the Firm has previously expressed a general intention to seek to offer co-investment opportunities to such potential co-investor; whether a potential co-investor has the financial and operational resources and other relevant wherewithal to evaluate and participate in a co-investment opportunity; the familiarity the Firm has with the personnel and professionals of the investor in working together in investment contexts (which may include such potential co-investor’s history of investment in other Firm co-investment opportunities); the extent to which a potential co-investor has committed to an Other Client; the size of such potential co-investor’s interest to be held in the underlying portfolio company as a result of the Company’s investment (which is likely to be based on the size of the potential co-investor’s capital commitment or investment in the Company); the extent to which a potential co-investor has been provided a greater amount of co-investment opportunities relative to others; the ability of a potential co-investor to invest in potential add-on acquisitions for the portfolio company or participate in defensive investments; the likelihood that the potential co-investor would require governance rights that would complicate or jeopardize the transaction (or, alternatively, whether the investor would be willing to defer to the Firm and assume a more passive role in governing the portfolio company); any interests a potential co-investor may have in any competitors of the underlying portfolio company; the tax profile of the potential co-investor and the tax characteristics of the investment (including whether the potential co-investor would require particular structuring implementation or covenants that would not otherwise be required but for its participation or whether such co-investor’s participation is beneficial to the overall structuring of the investment); whether a potential co-investor’s participation in the transaction would subject the Company and/or the portfolio company to additional regulatory requirements, review and/or scrutiny, including any necessary governmental approvals required to consummate the investment; the potential co-investor’s interaction with the potential management team of the portfolio company; whether the potential co-investor has any existing positions in the portfolio company (whether in the same security in which the Company is investing or otherwise); whether there is any evidence to suggest that there is a heightened risk with respect to the potential co-investor maintaining confidentiality; whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of the Company, other affiliated funds and/or other co-investments, including the size of such commitment; whether the potential co-investor has any known investment policies and restrictions, guideline limitations or investment objectives that are relevant to the transaction, including the need for distributions; whether the expected holding period and risk-return profile of the investment is consistent with the stated goals of the investor; and such other factors as the Adviser deems relevant and believes to be appropriate under the circumstances. Furthermore, in connection with any such co-investment by third-party co-investors, the Adviser may establish one or more investment vehicles managed or advised by the Firm to facilitate such co-investors’ investment alongside the Company. The factors listed in the foregoing sentence are neither presented in order of importance nor weighted, except that Blackstone Credit has historically primarily relied upon the following two factors in making the determination to offer co-investment opportunities to co-investors: (i) whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of the Company (including whether a potential co-investor will help establish, recognize, strengthen and/or cultivate relationships that may provide indirectly longer-term benefits to the Company or Other Clients and their respective underlying portfolio companies), other affiliated funds, and/or other co-investments, including the size of any such commitment and fee revenue or profits generated for the benefit of Blackstone Credit or Blackstone as a result thereof and (ii) the ability of a potential co-investor to process a co-investment decision within the required timeline of the particular transaction. Except as otherwise described herein, co-investors generally will not share Broken Deal Expenses with the Company and Other Clients, with the result that the Company and such Other Clients will bear all such Broken Deal Expenses, and such expenses may be significant. However, the Adviser does not intend to offer any such co-investment opportunities to shareholders in their capacity as shareholders. Blackstone Credit may (but is not required to) establish co-investment vehicles (including dedicated or “standing” co-investment vehicles) for one or more investors (including third party investors and investors in the Company) in order to co-invest alongside the Company in one or more future investments. The existence of these vehicles could reduce the opportunity for other shareholders to receive allocations of co-investment. In addition, the allocation of investments to Other Clients, including as described under “Other Blackstone and Blackstone Credit Clients; Allocation of Investment Opportunities” herein, may result in fewer co-investment opportunities (or reduced allocations) being made available to shareholders.
•Additional Potential Conflicts of Interest with respect to Co-Investment; Strategic Relationships Involving Co-Investment. In addition, the Adviser and/or its affiliates will in certain circumstances be incentivized to offer certain potential co-investors (including, by way of example, as a part of an overall strategic relationship with the Firm) opportunities to co-invest because the extent to which any such co-investor participates in (or is offered) co-investment opportunities may impact the amount of performance-based compensation and/or management fees or other fees paid by the co-investor. The amount of carried interest or expenses charged and/or management fees paid by the Company may be less than or exceed such amounts charged or paid by co-investment vehicles pursuant to the terms of such vehicles’ partnership agreements and/or other agreements with co-investors, and such variation in the amount of fees and expenses may create an economic incentive for Blackstone Credit to allocate a greater or lesser percentage of an investment opportunity to the Company or such co-investment vehicles or co-investors, as the case may be. In addition, other terms of existing and future co-investment vehicles may differ materially, and in some instances may be more favorable to Blackstone Credit, than the terms of the Company, and such different terms may create an incentive for Blackstone Credit to allocate a greater or lesser percentage of an investment opportunity to the Company or such co-investment vehicles, as the case may be. Such incentives will from time to time give rise to conflicts of interest, and there can be no assurance that such conflicts of interest will be resolved in favor of the Company. Accordingly, any investment opportunities that would have otherwise been offered or allocated, in whole or in part, to the Company may be reduced and made available to co-investment vehicles. Co-investments may be offered by the Adviser on such terms and conditions as the Adviser determines in its discretion on a case-by-case basis.
Fund Co-Investment Opportunities. As a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely will in certain circumstances limit the Company’s ability to make investments or enter into other transactions alongside the Other Clients. There can be no assurance that such regulatory restrictions will not adversely affect the Company’s ability to capitalize on attractive investment opportunities. However, subject to the 1940 Act and any applicable co-investment exemptive order issued by the SEC, the Company may co-invest with Other Clients (including co-investment or other vehicles in which the Firm or its personnel invest and that co-invest with such Other Clients) in investments that are suitable for the Company and one or more of such Other Clients. Even if the Company and any such Other Clients and/or co-investment or other vehicles invest in the same securities, conflicts of interest may still arise.
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
Firm Involvement in Financing of Third Party Dispositions by the Company. The Company is permitted from time to time dispose of all or a portion of an investment by way of accepting a third-party purchaser’s bid where the Firm or one or more Other Clients is providing financing as part of such bid or acquisition of the investment or underlying assets thereof. This generally would include the circumstance where the Firm or one or more Other Clients is making commitments to provide financing at or prior to the time such third-party purchaser commits to purchase such investments or assets from the Company. Such involvement of the Firm or one or more Other Clients as such a provider of debt financing in connection with the potential acquisition of portfolio investments by third parties from the Company may give rise to potential or actual conflicts of interest.
Self-Administration of the Company. Blackstone Credit expects to provide certain fund administration services to the Company rather than engage or rely on a third party administrator to perform such services. The costs for providing these services are not included in the management fee under the Investment Advisory Agreement and will be paid separately by the Company. Blackstone Credit also reserves the right to charge the Company a reduced rate for these services, or to reduce or waive such charges entirely, subject to the 1940 Act. Blackstone Credit’s ability to determine the reimbursement obligation from the Company creates a conflict of interest. Blackstone Credit addresses this conflict by reviewing its fund administration costs to ensure that it is comparable and fair with regard to equivalent services performed by a non-affiliated third party at a rate negotiated on an arm’s length basis. The Board of Trustees periodically reviews the reimbursement obligation.
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
Material, Non-Public Information. Blackstone Credit will come into possession of confidential information with respect to an issuer and other actual or prospective portfolio companies. Blackstone Credit can be restricted from buying, originating or selling securities, loans, or derivatives on behalf of the Company until such time as the information becomes public or is no longer deemed material such that it would preclude the Company from participating in an investment. Disclosure of such information to the Adviser’s personnel responsible for the affairs of the Company will be on a need-to-know basis only, and the Company may not be free to act upon any such information. Therefore, the Company will not always have access to confidential information in the possession of Blackstone Credit that might be relevant to an investment decision to be made for the Company. In addition, Blackstone Credit, in an effort to avoid buying or selling restrictions on behalf of the Company or Other Blackstone Credit Clients, can choose to forego an opportunity to receive (or elect not to receive) information that other market participants or counterparties, including those with the same positions in the issuer as the Company, are eligible to receive or have received, even if possession of such information would otherwise be advantageous to the Company.
In addition, affiliates of Blackstone Credit within Blackstone frequently come into possession of confidential information with respect to an issuer. Blackstone Credit could be restricted from buying, originating or selling securities, loans of, or derivatives with respect to, the issuer on behalf of the Company if the Firm deemed such restriction appropriate. Disclosure of such information to the Adviser’s personnel responsible for the affairs of the Company will be on a need-to-know basis only, and the Company may not be free to act upon any such information. Therefore, the Company will not always have access to confidential information in the possession of the Firm that might be relevant to an investment decision to be made by the Company. Accordingly, at times, the Company would not be able to initiate a transaction that it otherwise might have initiated and would not be able to sell an investment that it otherwise might have sold.
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
Broken Deal Expenses. Any expenses that may be incurred by the Company for actual investments as described herein may also be incurred by the Company with respect to broken deals (i.e., investments that are not consummated)

(“Broken Deal Expenses”). Blackstone Credit is not required to and in most circumstances will not seek reimbursement of Broken Deal Expenses (i.e., expenses incurred in pursuit of an investment that is not consummated) from third parties, including counterparties to the potential transaction or potential co-investors. Examples of such Broken Deal Expenses include, but are not limited to, reverse termination fees, extraordinary expenses such as litigation costs and judgments, travel and entertainment expenses incurred, costs of negotiating co-investment documentation, and legal, accounting, tax and other due diligence and pursuit costs and expenses. Any such Broken Deal Expenses could, in the sole discretion of Blackstone Credit, be allocated solely to the Company and not to Other Clients or co-investment vehicles that could have made the investment, even when the Other Client or co-investment vehicle commonly invests alongside the Company in its investments or the Firm or Other Clients in their investments. In such cases, the Company’s shares of expenses would increase. In the event Broken Deal Expenses are allocated to an Other Client or a co-investment vehicle, Blackstone Credit may advance such fees and expenses without charging interest until paid by the Other Client or co-investment vehicle, as applicable.
Other Firm Business Activities. The Firm, Other Clients, their portfolio companies, and personnel and related parties of the foregoing will receive fees and compensation, including performance-based and other incentive fees, for products and services provided to the Company and its portfolio companies, such as fees for asset management (including, without limitation, management fees and carried interest/incentive arrangements), development and property management; portfolio operations support (such as those provided by Blackstone’s Portfolio Operations Group); arranging, underwriting (including without limitation, evaluation regarding value creation opportunities and ESG risk mitigation); syndication or refinancing of a loan or investment (or other additional fees, including acquisition fees, loan modification or restructuring fees); servicing; loan servicing; special servicing; administrative services; advisory services on purchase or sale of an asset or company; investment banking and capital markets services; placement agent services; fund administration; internal legal and tax planning services; information technology products and services; insurance procurement; brokerage; solutions and risk management services; data extraction and management products and services; fees for monitoring and oversight of loans or title insurance provided to portfolio companies or third parties; and other products and services. For example, the Firm or Other Clients may, directly or indirectly through a portfolio entity, from time to time acquire loans or other assets for the purpose of syndicating some or all the assets to the Company and/or Other Clients, and may receive syndication or other fees in connection therewith. Such parties will also provide products and services for fees to the Firm, Other Clients and their portfolio companies, and their personnel and related parties, as well as third parties. Through its Innovations group, Blackstone incubates businesses that can be expected to provide goods and services to the Company (subject to the requirements of the 1940 Act and applicable guidance) and Other Clients and their portfolio companies, as well as other Firm-related parties and third parties. By contracting for a product or service from a business related to the Firm, the Company and its portfolio companies would provide not only current income to the business and its stakeholders, but could also create significant enterprise value in them, which would not be shared with the Company or shareholders and could benefit the Firm directly and indirectly. Also, the Firm, Other Clients and their portfolio companies, and their personnel and related parties may receive compensation or other benefits, such as through additional ownership interests or otherwise, directly related to the consumption of products and services by the Company and its portfolio companies. The Company and its portfolio companies will incur expense in negotiating for any such fees and services, which will be treated as Fund Expenses. In addition, the Firm may receive fees associated with capital invested by co-investors relating to investments in which the Company participates or otherwise, in connection with a joint venture in which the Company participates (subject to the 1940 Act) or otherwise with respect to assets or other interests retained by a seller or other commercial counterparty with respect to which the Firm performs services. Finally, the Firm and its personnel and related parties will, in certain circumstances, also receive compensation for origination expenses and with respect to unconsummated transactions.
The Company will, as determined by Blackstone Credit and as permitted by the governing fund documents, bear the cost of fund administration, in house legal, tax planning and other related services provided by Firm personnel and related parties to the Company and its portfolio companies, including the allocation of their compensation and related overhead otherwise payable by the Firm, or pay for their services at market rates, as discussed above in “Self-Administration of the Company.” Such allocations or charges can be based on any of the following methodologies: (i) requiring personnel to periodically record or allocate their historical time spent with respect to the Company or the Firm approximating the proportion of certain personnel’s time spent with respect to the Company, and in each case allocating their compensation and allocable overhead based on time spent, or charging their time spent at market rates, (ii) the assessment of an overall dollar amount (based on a fixed fee or percentage of assets under management) that the Firm believes represents a fair recoupment of expenses and a market rate for such services or (iii) any other similar methodology determined by the Firm to be appropriate under the circumstances. Certain Firm personnel will provide services to few, or only one, of the Company and Other Clients, in which case the Firm could rely upon rough approximations of time spent by the employee for purposes of allocating the salary and overhead of the person if the market rate for services is clearly higher than allocable salary and overhead. However, any methodology (including the choice thereof) involves inherent conflicts and may result in incurrence of greater expenses by the Company and its portfolio companies than would be the case if such services were provided by third parties.

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
Securities and Lending Activities. Blackstone, its affiliates and their related parties and personnel will from time to time participate in underwriting or lending syndicates with respect to current or potential portfolio companies, or may otherwise act as arrangers of financing, including with respect to the public offering and/or private placement of debt or equity securities issued by, or loan proceeds borrowed by the Company and its portfolio companies, or otherwise in arranging financing (including loans) for such portfolio companies or advise on such transactions. Such underwritings or engagements may be on a firm commitment basis or may be on an uncommitted “best efforts” basis, and the underwriting or financing parties are under no duty to provide any commitment unless specifically set forth in the relevant contract. Blackstone may also provide placement or other similar services to purchasers or sellers of securities, including loans or instruments issued by portfolio companies. There may also be circumstances in which the Company commits to purchase any portion of such issuance from the portfolio company that a Blackstone broker-dealer intends to syndicate to third parties. As a result thereof, subject to the limitations of the 1940 Act, Blackstone may receive commissions or other compensation, thereby creating a potential conflict of interest. This could include, by way of example, fees and/ or commissions for equity syndications to co-investment vehicles. In certain cases, subject to the limitations of the 1940 Act, a Blackstone broker-dealer will, from time to time, act as the managing underwriter, or a member of the underwriting syndicate or broker for the Company or its portfolio companies, or as dealer, broker or advisor to a counterparty to the Company or a portfolio company, and purchase securities from or sell securities to the Company, Other Clients or portfolio companies of the Company or Other Clients or advise on such transactions. Blackstone will also from time to time, on behalf of the Company or other parties to a transaction involving the Company or its portfolio companies, effect transactions, including transactions in the secondary markets that result in commissions or other compensation paid to Blackstone by the Company or its portfolio companies or the counterparty to the transaction, thereby creating a potential conflict of interest. This could include, by way of example, fees and/or commissions for equity syndications to co-investment vehicles. Subject to applicable law, Blackstone will from time to time receive underwriting fees, discounts, placement commissions, loan modification or restructuring fees, servicing fees, capital markets advisory fees, lending arrangement fees, asset/property management fees, insurance (including title insurance) fees and consulting fees, monitoring fees, commitment fees, syndication fees, origination fees, organizational fees, operational fees, loan servicing fees, and financing and divestment fees (or, in each case, rebates in lieu of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Blackstone, an Other Client or its portfolio companies are purchasing debt) or other compensation with respect to the foregoing activities, which are not required to be shared with the Company. In addition, the management fee with respect to a shareholder generally will not be reduced by such amounts. Therefore, Blackstone will from time to time have a potential conflict of interest regarding the Company and the other parties to those transactions to the extent it receives commissions, discounts or other compensation from such other parties. The Board of Trustees, in its sole discretion, will approve any transactions, subject to the limitations of the 1940 Act, in which a Blackstone broker-dealer acts as an underwriter, as broker for the Company, or as dealer, broker or advisor, on the other side of a transaction with the Company only where the Board of Trustees believes in good faith that such transactions are appropriate for the Company and, by executing a subscription agreement for shares in the Company, a shareholder consents to all such transactions, along with the other transactions involving conflicts of interest described herein, to the fullest extent permitted by law.
When Blackstone serves as underwriter with respect to securities of the Company or its portfolio companies, the Company and such portfolio companies could from time to time be subject to a “lock-up” period following the offering under applicable regulations during which time the Company or portfolio company would be unable to sell any securities subject to the “lock-up.” This may prejudice the ability of the Company and its portfolio companies to dispose of such securities at an opportune time. In addition, Blackstone Capital Markets may serve as underwriter in connection with the sale of securities by the Company or its portfolio companies. Conflicts may arise because such engagement would result in Blackstone Capital Markets receiving selling commissions or other compensation in connection with such sale. (See also “—Portfolio Company Relationships Generally” below).
Blackstone and Blackstone Credit employees are generally permitted to invest in alternative investment funds, real estate funds, hedge funds or other investment vehicles, including potential competitors of the Company. The Company will not receive any benefit from any such investments.
PJT. On October 1, 2015, Blackstone spun off its financial and strategic advisory services, restructuring and reorganization advisory services, and its Park Hill fund placement businesses and combined these businesses with PJT Partners Inc. (“PJT”), an independent financial advisory firm founded by Paul J. Taubman. While the combined business operates independently from Blackstone and is not an affiliate thereof, it is expected that there will be substantial overlapping ownership between Blackstone and PJT for a considerable period of time going forward. Therefore, conflicts of interest will arise in connection with transactions between or involving the Company and its portfolio companies, on the one hand, and PJT, on the other. The pre-existing relationship between Blackstone and its former personnel involved in financial and strategic advisory services at PJT, the overlapping ownership and co-investment and other continuing arrangements between PJT and Blackstone can be expected to influence Blackstone Credit to select or recommend PJT to perform services for the Company or its portfolio companies, the cost of which will generally be borne directly or indirectly by the Company. Given that PJT is no longer an affiliate of Blackstone and its affiliates will be free to cause the Company and portfolio companies to transact with PJT generally without restriction under the applicable governing documents, notwithstanding the relationship between Blackstone and PJT
Portfolio Company Relationships Generally. The Company’s portfolio companies, including special purpose vehicles that may be formed in connection with investments, are expected to be counterparties to or participants in agreements, transactions or other arrangements with the Company, Other Clients, and/or portfolio companies of the Company and Other Clients or other Blackstone affiliates for the provision of goods and services, purchase and sale of assets and other matters. Although the Firm may determine that such agreements, transactions or other arrangements are consistent with the requirements of such Other Clients’ offering and/or governing agreements, such agreements, transactions or other arrangements may not have otherwise been entered into but for the affiliation with Blackstone Credit and/or Blackstone. These agreements, transactions or other agreements involve fees, commissions, servicing payments and/or discounts to Blackstone Credit, any Blackstone affiliate (including personnel) or a portfolio company, none of which reduce the management fee payable by the Company. This may give rise to actual or potential conflicts of interest for the Adviser, the Company and/or their respective affiliates, as such agreements, transactions and arrangements may be more favorable for one portfolio company than another, thus benefiting the Company or Other Clients at the expense of the other. For example, the Firm reserves the right to cause, or offer the opportunity to, portfolio companies to enter into agreements regarding group procurement (such as the group purchasing organization), benefits management, purchase of title and/or other insurance policies (which may be pooled across portfolio companies and discounted due to scale) and other operational, administrative or management related matters from a third party or a Firm affiliate, and other similar operational initiatives that may result in commissions or similar payments, including related to a portion of the savings achieved by the portfolio company. Such agreements, transactions or other arrangements will generally be entered into without the consent or direct involvement of the Company and/or such Other Client or the consent of the Board of Trustees and/or the shareholders of the Company or such Other Client (including, without limitation, in the case of minority and/or non-controlling investments by the Company in such portfolio companies or the sale of assets from one portfolio company to another) and/or such Other Client. In any such case, the Company may not be involved in the negotiation process, and there can be no assurance that the terms of any such agreement, transaction or other arrangement will be as favorable to the Company as otherwise would be the case if the counterparty were not related to the Firm.
In addition, it is possible that certain portfolio companies of Other Clients or companies in which Other Clients have an interest will compete with the Company for one or more investment opportunities. It is also possible that certain portfolio companies of Other Clients will engage in activities that may have adverse consequences on the Company and/or its portfolio companies. As an example of the latter, the laws and regulations of certain jurisdictions (e.g., bankruptcy, environmental, consumer protection and/or labor laws) may not recognize the segregation of assets and liabilities as between separate entities and may permit recourse against the assets of not just the entity that has incurred the liabilities, but also the other entities that are under common control with, or part of the same economic group as, such entity. In such circumstances, the assets of the Company and/or its portfolio companies may be used to satisfy the obligations or liabilities of one or more Other Clients, their portfolio companies and/or affiliates.
In addition, from time to time, Blackstone and affiliates of Blackstone and Blackstone portfolio companies could also establish other investment products, vehicles and platforms focusing on specific asset classes or industry sectors that fall within the Company’s investment strategy, which may compete with the Company for investment opportunities (it being understood that such arrangements may give rise to conflicts of interest that may not necessarily be resolved in favor of the Company).
Certain portfolio companies may have established or invested in, or may in the future establish or invest in, vehicles that are managed exclusively by the portfolio company (and not the Company or the Firm or any of its affiliates) and that invest in asset classes or industry sectors (such as cyber security) that fall within the Company’s investment strategy. Such vehicles, which would not be considered affiliates of the Firm and would not be subject to the Firm’s policies and procedures, have the potential to compete with the Company for investment opportunities. Portfolio companies and affiliates of the Firm may also establish other investment products, vehicles and platforms focusing on specific asset classes or industry sectors (such as reinsurance) that may compete with the Company for investment opportunities (it being understood that such arrangements may give rise to conflicts of interest that may not necessarily be resolved in favor of the Company). In addition, the Company reserves the right to hold non-controlling interests in certain portfolio companies and, as a result, such portfolio companies could engage in activities outside of the Company’s control that may have adverse consequences on the Company and/or its other portfolio companies.
Blackstone has also entered into certain investment management arrangements whereby it provides investment management services for compensation to insurance companies including (i) FGL Holdings, which was formerly known as Fidelity & Guaranty Life Insurance Company and was acquired by Fidelity National Financial Inc., and certain of its affiliates (“FGL”), (ii) Everlake Life Insurance Company and certain of its affiliates (“Everlake”) and (iii) certain insurance companies comprising Corebridge Financial Inc. As of the date of this annual report, Blackstone owns a 9.9% equity interest in the parent company of Everlake and Blackstone Clients own the remaining equity interests in the parent company of Everlake, and Blackstone owns a 9.9% equity interest in Corebridge Financial Inc.. The foregoing insurance company investment management arrangements will involve investments by such insurance company clients across a variety of asset classes (including investments that may otherwise be appropriate for the Company). As a result, in addition to the compensation Blackstone receives for providing investment management services to insurance companies in which Blackstone or a Blackstone Client owns an interest, in certain instances Blackstone receives additional compensation in its capacity as an indirect owner of such insurance companies and/or Blackstone Clients. In the future Blackstone will likely enter into similar arrangements with other portfolio entities of the Company, Other Clients or other insurance companies. Such arrangements may reduce the allocations of investments to the Company, and Blackstone may be incentivized to allocate investments away from the Company to such insurance company client under such investment management arrangements or other vehicles/accounts to the extent the economic arrangements related thereto are more favorable to Blackstone relative to the terms of the Company.
Further, portfolio companies with respect to which the Firm may elect members of the board of directors or a managing member could, as a result, subject the Company and/or such directors or managing member to fiduciary obligations to make decisions that they believe to be in the best interests of any such portfolio company. Although in most cases the interests of the Company and any such portfolio company will be aligned, this may not always be the case. This has the potential to create conflicts of interest between the relevant director’s or managing member’s obligations to any such portfolio company and its stakeholders, on the one hand, and the interests of the Company, on the other hand. Although Blackstone Credit will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for the Company. For instance, such positions could impair the ability of the Company to sell the securities of an issuer in the event a director receives material non- public information by virtue of their role, which would have an adverse effect on the Company. Furthermore, an employee of Blackstone serving as a director to a portfolio company owes a fiduciary duty and/or other obligations to the portfolio company, on the one hand, and the Company, on the other hand, and such employee may be in a position where they must make a decision that is either not in the best interest of the Company, or is not in the best interest of the portfolio company. Blackstone personnel serving as directors may make decisions for a portfolio company that negatively impact returns received by the Company as an investor in the portfolio company. In addition, to the extent an employee serves as a director on the board of more than one portfolio company, such employees’ fiduciaries duties among the two portfolio companies can be expected to create a conflict of interest. In general, the Adviser and Blackstone personnel will be entitled to indemnification from the Company.
Portfolio Company Service Providers and Vendors. Subject to applicable law, the Company, Other Clients, portfolio companies of each of the foregoing and Blackstone Credit can be expected to engage portfolio companies of the Company and Other Clients to provide some or all of the following services: (a) corporate support services (including, without limitation, accounts payable, accounts receivable, accounting/audit (including valuation support services), account management, insurance, procurement, placement, brokerage and consulting services, cash management, accounts receivable financing, corporate secretarial services, domiciliation, data management, directorship services, finance/budget, human resources, information technology/systems support, internal compliance, know-your-client reviews and refreshes, judicial processes, legal, operational coordination (i.e., coordination with JV partners, property managers), risk management, reporting, tax, tax analysis and compliance (e.g., CIT and VAT compliance), transfer pricing and internal risk control, treasury and valuation services) and other services; (b) loan services (including, without limitation, monitoring, restructuring and work-out of performing, sub-performing and nonperforming loans, administrative services, and cash management); (c) management services (i.e., management by a portfolio company, Blackstone affiliate or third party (e.g., a third-party manager or operating partner) of operational services); (d) operational services (i.e., general management of day to day operations); (e) risk management (tax and treasury); (f) insurance procurement, placement, brokerage and consulting services; and (g) other services. Similarly, Blackstone Credit, Other Clients and their portfolio companies can be expected to engage portfolio companies of the Company to provide some or all of these services. Some of the services performed by portfolio company service providers could also be performed by Blackstone Credit from time to time and vice versa. Fees paid by the Company or its portfolio companies to or value created by other portfolio company service providers do not reduce the management fee payable by the Company and are not otherwise shared with the Company.
Portfolio companies of the Company and Other Clients some of which can be expected to provide services to the Company and its portfolio companies include, without limitation, the following, and could include additional portfolio companies that may be formed or acquired in the future:
BTIG. BTIG, LLC (“BTIG”) is a global financial services firm in which certain Blackstone entities own a strategic minority investment. BTIG provides institutional trading, investment banking, research and related brokerage services.
CoreTrust. On September 30, 2022, certain Blackstone private equity funds and related entities closed the previously announced acquisition of a majority interest in CoreTrust (the “CoreTrust Acquisition”), a group purchasing organization that provides purchasing services to member companies, which includes portfolio companies owned, in whole or in part, by certain Blackstone-managed funds. CoreTrust is expected to provide group purchasing services to the Company, portfolio companies, Other Clients and Blackstone. Generally, CoreTrust generates revenue from vendors based on a percentage of the amount of products or services purchased by its member companies and benefit plans maintained by its member companies. CoreTrust has historically shared a portion of the revenue generated through purchases made by Blackstone portfolio companies and paid Blackstone a consulting fee. Blackstone stopped accepting such revenue sharing arrangements and consulting fee upon the closing of the CoreTrust Acquisition. However, Blackstone may in its sole discretion reinstitute such or similar revenue sharing arrangements with CoreTrust in the future. In addition, prior to the CoreTrust Acquisition, CoreTrust generated revenue in respect of certain portfolio companies (the “Applicable Portfolio Companies”) from certain health and welfare benefit plan-related vendors (the “Applicable Vendors”). For legal and regulatory reasons, following the CoreTrust Acquisition, CoreTrust is limited in its ability to generate revenue from the Applicable Vendors in respect of portfolio companies’ health benefit plans based on a percentage of the amount of products or services purchased by such plans. As a result, for Applicable Portfolio Companies and other portfolio companies that become CoreTrust members, CoreTrust intends to rebate all revenue received from Applicable Vendors to each such Portfolio Company’s applicable benefit plan. CoreTrust also intends to enter into with each Applicable Portfolio Company (and with other portfolio companies that become CoreTrust members) a separate agreement that will include the payment of an access fee in return for allowing such portfolio companies to use the goods and services provided by the Applicable Vendors through CoreTrust. The amount of the access fee has not yet been determined and may not be subject to benchmarking, and the access fee may be greater or less than the amount of the revenue that CoreTrust previously generated from Applicable Vendors.
Optiv. Optiv Security, Inc. is a portfolio company held by certain Blackstone private equity funds that provides a full slate of information security services and solutions.
PSAV. PSAV, Inc. is a portfolio company held by certain Blackstone private equity funds that provides outsourced audiovisual services and event production.
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
Kryalos. Blackstone through one or more of its funds has made a minority investment in Kryalos, an operating partner in certain real estate investments made by Other Clients.
Peridot Financial Services (“Peridot”) and Global Supply Chain Finance (“GSCF”). Blackstone through one or more of its funds has made majority investments into Peridot and GSCF, which provide supply chain financing and accounts receivable services globally.

RE Tech Advisors (“RE Tech”). Blackstone through one or more of its funds has made a majority investment in RE Tech, an energy audit/consulting firm that identifies and implements energy efficiency programs, calculates return on investment and tracks performance post-completion.
Therma Holdings. Therma Holdings LLC is a portfolio company held by certain Blackstone private equity funds that provides carbon reduction and energy management services.
Revantage. Revantage is a portfolio entity of certain Blackstone Clients that provides corporate support services, including, without limitation, accounting, legal, tax, treasury, information technology and human resources.
Valkyrie. Valkyrie BTO Aviation LLC (“Valkyrie”) is a Blackstone affiliate that provides asset management and loan servicing solutions for investments in the aviation space. The asset management services provided by Valkyrie with respect to such investments can be expected to include, without development, management and disposition and other related services (e.g., marketing, financial, administrative, legal and risk management). In exchange for such services, Valkyrie earns fees, including through incentive-based compensation payable to their management team, which would have otherwise been paid to third parties. As a result of the foregoing and Blackstone’s ownership of Valkyrie, Blackstone may be incentivized to participate in and pursue more aviation-related transactions due to the prospect of Valkyrie earning such fees. Engaging Valkyrie to perform services will reduce Blackstone’s internal overhead and compensation costs for employees who would otherwise perform such services. As a result, while Blackstone believes that Valkyrie will provide services at or better than those provided by third parties, there is an inherent conflict of interest that would incentivize Blackstone to pursue aviation-related transactions and engage Valkyrie to perform such services.
The Company and its portfolio companies will compensate one or more of these service providers and vendors owned by the Company or Other Clients, including through incentive based compensation payable to their management teams and other related parties. The incentive based compensation paid with respect to a portfolio company or asset of the Company or Other Clients will vary from the incentive based compensation paid with respect to other portfolio companies and assets of the Company and Other Clients; as a result the management team or other related parties can be expected to have greater incentives with respect to certain assets and portfolio companies relative to others, and the performance of certain assets and portfolio companies may provide incentives to retain management that also service other assets and portfolio companies. Some of these service providers and vendors owned or controlled by the Company or Other Clients may charge the Company and its portfolio companies for goods and services at rates generally consistent with those available in the market for similar goods and services. The discussion regarding the determination of market rates under “—Firm Affiliated Service Providers” herein applies equally in respect of the fees and expenses of the portfolio company service providers, if charged at rates generally consistent with those available in the market. Other service providers and vendors owned and/or controlled by the Company or Other Clients pass through expenses on a cost reimbursement, no-profit or break-even basis, in which case the service provider allocates costs and expenses directly associated with work performed for the benefit of the Company and its portfolio companies to them, along with any related tax costs and an allocation of the service provider’s overhead, including any of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, accounting and other professional fees and disbursements; office space and equipment; insurance premiums; technology expenditures, including hardware and software costs; costs to engage recruitment firms to hire employees; diligence expenses; one-time costs, including costs related to building-out and winding-down a portfolio company; costs that are of a limited duration or non-recurring (such as start-up or technology build-up costs, one-time technology and systems implementation costs, employee on-boarding and severance payments, and IPO-readiness and other infrastructure costs); taxes; and other operating and capital expenditures. Any of the foregoing costs (including in prior periods, such as where any such costs are amortized over an extended period), although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period, and further will, in certain circumstances, be of a general and administrative nature that is not specifically related to particular services, and therefore the Company could pay more than its pro rata portion of fees for services. The allocation of overhead among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, “cost” basis as described above, “time-allocation” basis, “per unit” basis, “per square footage” basis or “fixed percentage” basis, and the particular methodology used to allocate such overhead among the entities and assets to which services are provided are expected to vary depending on the types of services provided and the applicable asset class involved, and could, in certain circumstances, change from one period to another. There can be no assurance that a different manner of allocation would result in the Company and its portfolio companies bearing less or more costs and expenses. In certain instances, particularly where such service providers and vendors are located in Europe or Asia, such service providers and vendors will charge the Company and its portfolio companies for goods and services at cost plus a percentage of cost for transfer pricing or other tax, legal, regulatory, accounting or other reasons. Further, the Company and its portfolio companies may compensate one or more of these service providers and vendors owned by the Company or Other Clients through incentive-based compensation payable to their management teams and other related parties. The incentive-based compensation paid with respect to a portfolio company or asset of the Company or Other Clients will vary from the incentive based compensation paid with respect to other portfolio companies and assets of the Company and Other Clients; as a result the management team or other related parties can be expected to have greater incentives with respect to certain assets and portfolio companies relative to others, and the performance of certain assets and portfolio companies may provide incentives to retain management that also service other assets and portfolio companies. Blackstone Credit will not always perform or obtain benchmarking analysis or third-party verification of expenses with respect to services provided on a cost reimbursement, no profit or break even basis, or in respect of incentive-based compensation. There can be no assurances that amounts charged by portfolio company service providers that are not controlled by the Company or Other Clients will be consistent with market rates or that any benchmarking, verification or other analysis will be performed with respect to such charges. If benchmarking is performed, the related expenses will be borne by the Company, Other Clients and their respective portfolio companies and will not reduce the management fee. A portfolio company service provider will, in certain circumstances, subcontract certain of its responsibilities to other portfolio companies. In such circumstances, the relevant subcontractor could invoice the portfolio company for fees (or in the case of a cost reimbursement arrangement, for allocable costs and expenses) in respect of the services provided by the subcontractor. The portfolio company, if charging on a cost reimbursement, no-profit or break-even basis, would in turn allocate those costs and expenses as it allocates other fees and expenses as described above. Similarly, Other Clients, their portfolio companies and Blackstone Credit can be expected to engage portfolio companies of the Company to provide services, and these portfolio companies will generally charge for services in the same manner described above, but the Company and its portfolio companies generally will not be reimbursed for any costs (such as start-up costs or technology build-up costs) relating to such portfolio companies incurred prior to such engagement. Some of the services performed by these service providers could also be performed by Blackstone Credit from time to time and vice versa. Fees paid by the Company or its portfolio companies to these service providers do not the management fee payable to the Adviser.
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
Service Providers, Vendors and Other Counterparties Generally. Certain third party advisors and other service providers and vendors or their affiliates to the Company and its portfolio companies (including accountants, administrators, paying agents, depositories, lenders, bankers, brokers, attorneys, consultants, title agents and investment or commercial banking firms) are owned by the Firm, the Company or Other Clients or provide goods or services to, or have other business, personal, financial or other relationships with, the Firm, the Other Clients and their respective portfolio companies and affiliates and personnel. Such advisors and service providers referred to above may be investors in the Company, affiliates of the Adviser, sources of financing and investment opportunities or co-investors or commercial counterparties or entities in which the Firm and/or Other Clients have an investment, and payments by the Company and/or such entities may indirectly benefit the Firm, the Other Clients and their respective portfolio companies or any affiliates or personnel. Also, advisors, lenders, investors, commercial counterparties, vendors and service providers (including any of their affiliates or personnel) to the Company and its portfolio companies could have other commercial or personal relationships with the Firm, Other Clients and their respective portfolio companies, or any affiliates, personnel or family members of personnel of the foregoing. Although the Firm selects service providers and vendors it believes are most appropriate in the circumstances based on its knowledge of such service providers and vendors (which knowledge is generally greater in the case of service providers and vendors that have other relationships to the Firm), the relationship of service providers and vendors to the Firm as described above will influence the Firm in deciding whether to select, recommend or form such an advisor or service provider to perform services for the Company, subject to applicable law, or a portfolio company, the cost of which will generally be borne directly or indirectly by the Company and can be expected to incentivize the Firm to engage such service provider over a third party, utilize the services of such service providers and vendors more frequently than would be the case absent the conflict, or to pay such service providers and vendors higher fees or commissions, resulting in higher fees and expenses being borne by the Company, than would be the case absent the conflict. The incentive could be created by current income and/or the generation of enterprise value in a service provider or vendor; the Firm can be expected to also have an incentive to invest in or create service providers and vendors to realize on these opportunities.
The Firm has a practice of not entering into any arrangements with advisors, vendors or service providers that provide lower rates or discounts to the Firm itself compared to those it enters into on behalf of the Company and its portfolio companies for the same services. However, legal fees for unconsummated transactions are often charged at a discounted rate, such that if the Company and its portfolio companies consummate a higher percentage of transactions with a particular law firm than the Firm, the Company, Other Clients and their portfolio companies, the shareholders could indirectly pay a higher net effective rate for the services of that law firm than the Firm, the Company or Other Clients or their portfolio companies. Also, advisors, vendors and service providers often charge different rates or have different arrangements for different types of services. For example, advisors, vendors and service providers often charge fees based on the complexity of the matter as well as the expertise and time required to handle it. Therefore, to the extent the types of services used by the Company and its portfolio companies are different from those used by the Firm, Other Clients and their portfolio companies, and their affiliates and personnel, the Company and its portfolio companies can be expected to pay different amounts or rates than those paid by such other persons. Similarly, the Firm, the Company, the Other Clients and their portfolio companies and affiliates can be expected to enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with the Firm) from time to time whereby such counterparty will, in certain circumstances, charge lower rates (or no fee) or provide discounts or rebates for such counterparty’s products or services depending on certain factors, including without limitation the volume of transactions entered into with such counterparty by the Firm, the Company and its investment and/or portfolio companies in the aggregate or other factors.
Subject to applicable law, the Company, Other Clients and their portfolio companies are expected to enter into joint ventures with third parties to which the service providers and vendors described above will, in certain circumstances, provide services. In some of these cases, the third party joint venture partner may negotiate to not pay its pro rata share of fees, costs and expenses to be allocated as described above, in which case the Company, Other Clients and their portfolio companies that also use the services of the portfolio company service provider will, directly or indirectly, pay the difference, or the portfolio company service provider will bear a loss equal to the difference.
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
Certain portfolio companies that provide services to the Company, Other Clients and/or portfolio companies or assets of the Company and/or Other Clients may be transferred between and among the Company and/or Other Clients (where the Company may be a seller or a buyer in any such transfer) for minimal or no consideration (based on a third-party valuation confirming the same). Such transfers may give rise to actual or potential conflicts of interest for Blackstone Credit.
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
Because the Firm has many different businesses, including the Blackstone Capital Markets Group, which Blackstone investment teams and portfolio companies may engage to provide underwriting and capital market advisory services, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would be subject if it had just one line of business. To the extent Blackstone determines appropriate, conflict mitigation strategies may be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Adviser. Service providers affiliated with the Firm, which are generally expected to receive competitive market rate fees (as determined by the Adviser or its affiliates) with respect to certain investments, include:
•Aquicore. Aquicore is a cloud-based platform that tracks, analyzes and predicts key metrics in real estate, focused on the reduction of energy consumption. Blackstone holds a minority investment in Aquicore.
•Equity Healthcare. Equity Healthcare LLC (“Equity Healthcare”) is a Blackstone affiliate that negotiates with providers of standard administrative services and insurance carriers for health benefit plans and other related services for cost discounts, quality of service monitoring, data services and clinical consulting. Because of the combined purchasing power of its client participants, which include unaffiliated third parties, Equity Healthcare is able to negotiate pricing terms that are believed to be more favorable than those that the portfolio companies could obtain for themselves on an individual basis. The fees received by Equity Healthcare in connection with services provided to investments will not reduce the management fee payable by the Company.
•LNLS. Lexington National Land Services (“LNLS”) is a Blackstone affiliate that (i) acts as a title agent in facilitating and issuing title insurance, (ii) provides title support services for title insurance underwriters and (iii) acts as escrow agent in connection with investments by the Company, Other Clients and their portfolio companies, affiliates and related parties, and third parties. In exchange for such services LNLS earns fees which would have otherwise been paid to third parties. If LNLS is involved in a transaction in which the Company participates, Blackstone will benchmark the relevant costs to the extent market data is available except when LNLS is providing such services in a state where the insurance premium or escrow fee, as applicable, is regulated by the state or when LNLS is part of a syndicate of title insurance companies where the insurance premium is negotiated by other title insurance underwriters or their agents
•Refinitiv. See “—Portfolio Company Service Providers and Vendors”.
Certain Blackstone-affiliated service providers and their respective personnel will receive a management promote, an incentive fee and other performance-based compensation in respect of investments, sales or other transaction volume. Furthermore, Blackstone-affiliated service providers can be expected to charge costs and expenses based on allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses).
In connection with such relationships, Blackstone Credit and, if required by applicable law, the Board of Trustees, will make determinations of competitive market rates based on its consideration of a number of factors, which are generally expected to include Blackstone Credit’s experience with non-affiliated service providers, benchmarking data and other methodologies determined by Blackstone Credit to be appropriate under the circumstances (i.e., rates that fall within a range that Blackstone Credit has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms and in certain circumstances, is expected to be in the top of the range). In respect of benchmarking, while Blackstone Credit often obtains benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by Blackstone Credit affiliates in the applicable market or certain similar markets, relevant comparisons may not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., different assets may receive different services). In addition, benchmarking data is based on general market and broad industry overviews, rather than determined on an asset by asset basis. As a result, benchmarking data does not take into account specific characteristics of individual assets then invested in by the Company (such as location or size), or the particular characteristics of services provided. Further, it could be difficult to identify comparable third-party service providers that provide services of a similar scope and scale as the Firm-affiliated service providers that are the subject of the benchmarking analysis. For these reasons, such market comparisons may not result in precise market terms for comparable services. Expenses to obtain benchmarking data will be borne by the Company, Other Clients and their respective portfolio companies and will not reduce the management fee. Finally, in certain circumstances Blackstone Credit may determine that third party benchmarking is unnecessary, either because the price for a particular good or service is mandated by law (e.g., title insurance in rate regulated states) or because in Blackstone Credit’s view no comparable service provider offering such good or service exists or because Blackstone Credit has access to adequate market data (including from third party clients of the Firm-affiliated service provider that is the subject of the benchmarking analysis) to make the determination without reference to third party benchmarking. For example, in certain circumstances a Firm-affiliated service provider or a portfolio company service provider could provide services to third parties, in which case if the rates charged to such third parties are consistent with the rates charged to the Company, Other Clients and their respective portfolio companies, then a separate benchmarking analysis of such rates is not expected to be prepared. Some of the services performed by Firm-affiliated service providers could also be performed by the Firm from time to time and vice versa. Fees paid by the Company or its portfolio companies to or value created in Firm affiliated service providers or vendors do not reduce the management fee. These conflicts related to Firm-affiliated service providers will not necessarily be resolved in favor of the Company, and shareholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
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
Transactions with Portfolio Companies. The Firm and portfolio companies of the Company and Other Clients operate in multiple industries and provide products and services to or otherwise contract with the Company and its portfolio companies, among others. In the alternative, the Firm could form a joint venture with such a company to implement such referral arrangement. For example, such arrangements could include the establishment of a joint venture or other business arrangement between the Firm, on the one hand, and a portfolio company of the Company, portfolio company of an Other Client or third party, on the other hand, pursuant to which the joint venture or business provides services (including, without limitation, corporate support services, loan management services, management services, operational services, ongoing account services (e.g., interacting and coordinating with banks generally and with regard to their know your client requirements), risk management services, data management services, consulting services, brokerage services, insurance procurement, placement, brokerage and consulting services, and other services) to portfolio companies of the Company (and portfolio companies of Other Clients) that are referred to the joint venture or business by the Firm. The Firm, the Company and Other Clients and their respective portfolio companies and personnel and related parties of the foregoing can be expected to make referrals or introductions to portfolio companies of the Company or Other Clients in an effort, in part, to increase the customer base of such companies or businesses (and therefore the value of the investment held by the Company or Other Client, which would also benefit the Firm financially through its participation in such joint venture or business) or because such referrals or introductions will, in certain circumstances, result in financial benefits, such as cash payments, additional equity ownership, participation in revenue share and/or milestones benefiting the referring or introducing party that are tied or related to participation by the portfolio companies of the Company and/or of Other Clients, accruing to the party making the introduction. Such joint venture or business could use data obtained from such portfolio companies (see “Data” herein). The Company and the shareholders typically will not share in any fees, economics, equity or other benefits accruing to the Firm, Other Clients and their portfolio companies as a result of the introduction of the Company and its portfolio companies. Moreover, payments made to the Firm in connection with such arrangements will not reduce the management fee payable to the Adviser. There could, however, be instances in which the applicable arrangements provide that the Company or its portfolio companies share in some or all of any resulting financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) based on structures and allocation methodologies determined in the sole discretion of the Firm. Conversely, where the Company or one of its portfolio companies is the referring or introducing party, rather than receiving all of the financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) for similar types of referrals and/or introductions, such financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) may be similarly shared with the participating Other Clients or their respective portfolio companies.
The Firm is permitted also to enter into commercial relationships with third party companies, including those in which the Company considered making an investment (but ultimately chose not to pursue). For example, the Firm could enter into an introducer engagement with such company, pursuant to which the Firm introduces the company to unaffiliated third parties (which may include current and former portfolio companies and portfolio companies of Other Clients and/or their respective employees) in exchange for a fee from, or equity interest in, such company. Even though the Firm could benefit financially from this commercial relationship, the Firm will be under no obligation to reimburse the Company for Broken Deal Expenses incurred in connection with its consideration of the prospective investment and such arrangements will not be subject to the management fee payable to the Adviser and otherwise described herein.
Additionally, the Firm or an affiliate thereof will from time to time hold equity or other investments in companies or businesses (even if they are not “affiliates” of the Firm) that provide services to or otherwise contract with portfolio companies. Blackstone and Blackstone Credit have in the past entered (and can be expected in the future to enter) into relationships with companies in the information technology, corporate services and related industries whereby Blackstone acquires an equity or similar interest in such company. In connection with such relationships, Blackstone and/or Blackstone Credit reserves the right to also make referrals and/or introductions to portfolio companies (which may result in financial incentives (including additional equity ownership) and/or milestones benefiting Blackstone and/or Blackstone Credit that are tied or related to participation by portfolio companies). Such joint venture or business could use data obtained from portfolio companies of the Company and/or portfolio companies of Other Clients. These arrangements are expected to be entered into without the consent or direct involvement of the Company. The Company and the shareholders will not share in any fees or economics accruing to Blackstone and/or Blackstone Credit as a result of these relationships and/or participation by portfolio companies.
With respect to transactions or agreements with portfolio companies (including, for the avoidance of doubt, long-term incentive plans), at times if officers unrelated to the Firm have not yet been appointed to represent a portfolio company, the Firm may negotiate and execute agreements between the Firm and/or the Company on the one hand, and the portfolio company or its affiliates, on the other hand, without arm’s length representation of the portfolio company, which could entail a conflict of interest in relation to efforts to enter into terms that are arm’s length. Among the measures the Firm can be expected to use to mitigate such conflicts are to involve outside counsel to review and advise on such agreements and provide insights into commercially reasonable terms, or establish separate groups with information barriers within the Firm to advise on each side of the negotiation.
Related Party Leasing. Subject to applicable law, the Company and its portfolio companies may lease property to or from Blackstone, Other Clients and their portfolio companies and affiliates and other related parties. The leases are generally expected to, but may not always, be at market rates. Blackstone may confirm market rates by reference to other leases it is aware of in the market, which Blackstone expects to be generally indicative of the market given the scale of Blackstone’s real estate business. Blackstone can be expected to, but may not always, nonetheless have conflicts of interest in making these determinations, and with regard to other decisions related to such assets and investments. There can be no assurance that the Company and its portfolio companies will lease to or from any such related parties on terms as favorable to the Company and its portfolio companies as would apply if the counterparties were unrelated.
Cross-Guarantees and Cross-Collateralization. While Blackstone Credit generally seeks to use reasonable efforts to avoid cross-guarantees and other similar arrangements, a counterparty, lender or other participant in any transaction to be pursued by the Company other than alternative investment vehicles and/or the Other Clients may require or prefer facing only one fund entity or group of entities, which may result in any of the Company, such Other Clients, the portfolio companies, such Other Clients’ portfolio companies and/or other vehicles being jointly and severally liable for such applicable obligation (subject to any limitations set forth in the applicable governing documents thereof), which in each case may result in the Company, such Other Clients, such portfolio companies and portfolio companies, and/or vehicles entering into a back-to-back or other similar reimbursement agreement, subject to applicable law. In such situation, better financing terms may be available through a cross-collateralized arrangement, but it is not expected that any of the Company or such Other Clients or vehicles would be compensated (or provide compensation to the other) for being primarily liable vis-à-vis such third party counterparty. Also, it is expected that cross-collateralization will generally occur at portfolio companies rather than the Company for obligations that are not recourse to the Company except in limited circumstances such as “bad boy” events. Any cross-collateralization arrangements with Other Clients could result in the Company losing its interests in otherwise performing investments due to poorly performing or non-performing investments of Other Clients in the collateral pool.
Similarly, a lender could require that it face only one portfolio company of the Company and Other Clients, even though multiple portfolio companies of the Company and Other Clients benefit from the lending, which will typically result in (i) the portfolio company facing the lender being solely liable with respect to the entire obligation, and therefore being required to contribute amounts in respect of the shortfall attributable to other portfolio companies, and (ii) portfolio companies of the Company and Other Clients being jointly and severally liable for the full amount of the obligation, liable on a cross-collateralized basis or liable for an equity cushion (which cushion amount may vary depending upon the type of financing or refinancing (e.g., cushions for refinancings may be smaller)). The portfolio companies of the Company and Other Clients benefiting from a financing may enter into a back-to-back or other similar reimbursement agreements whereby each agrees that no portfolio company bears more than its pro rata portion of the debt and related obligations. It is not expected that the portfolio companies would be compensated (or provide compensation to other portfolio companies) for being primarily liable, or jointly liable, for other portfolio companies pro rata share of any financing.
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
Group Procurement; Discounts. The Company, subject to applicable law, and certain portfolio companies will enter into agreements regarding group procurement (including, but not limited to, CoreTrust, an independent group purchasing organization), benefits management, purchase of title and other insurance policies (which can be expected to include brokerage or placement thereof), and will from time to time be pooled across portfolio companies and discounted due to scale, including through sharing of deductibles and other forms of shared risk retention from a third party or an affiliate of Blackstone Credit and/or Blackstone, and other operational, administrative or management related initiatives. The Firm will allocate the cost of these various services and products purchased on a group basis among the Company, Other Clients and their portfolio companies. Some of these arrangements result in commissions, discounts, rebates or similar payments to Blackstone Credit and/or Blackstone or their affiliates (including personnel), or Other Clients and their portfolio companies, including as a result of transactions entered into by the Company and its portfolio companies and/or related to a portion of the savings achieved by the portfolio companies. Such commissions or payment will not reduce the management fee. The Firm can be expected to also receive consulting, usage or other fees from the parties to these group procurement arrangements. To the extent that a portfolio company of an Other Client is providing such a service, such portfolio company and such Other Client will benefit. Further, the benefits received by a particular portfolio company providing the service may be greater than those received by the Company and its portfolio companies receiving the service. Conflicts exist in the allocation of the costs and benefits of these arrangements, and shareholders rely on the Adviser to handle them in its sole discretion.
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
Possible Future Activities. The Firm and its affiliates are expected to expand the range of services that it provides over time. Except as provided herein, the Firm and its affiliates will not be restricted in the scope of its business or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. The Firm and its affiliates have, and will continue to develop, relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with clients who may hold or may have held investments similar to those intended to be made by the Company. These clients may themselves represent appropriate investment opportunities for the Company or may compete with the Company for investment opportunities.
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
Shareholders’ Outside Activities. A shareholder shall be entitled to and can be expected to have business interests and engage in activities in addition to those relating to the Company, including business interests and activities in direct competition with the Company and its portfolio companies, and may engage in transactions with, and provide services to, the Company or its portfolio companies (which will, in certain circumstances, include providing leverage or other financing to the Company or its portfolio companies as determined by the Adviser in its sole discretion). None of the Company, any shareholder or any other person shall have any rights by virtue of the Company’s operative documents or any related agreements in any business ventures of any shareholder. The shareholder, and in certain cases the Adviser, will have conflicting loyalties in these situations.
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
The foregoing list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in the Company. Prospective investors should read this Registration Statement and consult with their own advisors before deciding whether to invest in the Company. In addition, as the Company’s investment program develops and changes over time, an investment in the Company may be subject to additional and different actual and potential conflicts. Although the various conflicts discussed herein are generally described separately, prospective investors should consider the potential effects of the interplay of multiple conflicts.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the NYSE under the symbol “BXSL.” Our common stock has historically traded at prices above or below our NAV per share since our common stock began trading on the NYSE on October 28, 2021. It is not possible to predict whether our common stock will trade at a price per share at, above or below NAV per share. On February 24, 2023, the last reported closing sales price of our common stock on the NYSE was $25.29 per share, which represented a discount of 2.5% to NAV per share reported by us as of December 31, 2022.
Holders
As of February 22, 2023, there were 111 holders of record of our shares. This number does not include shareholders for whom shares are held in “nominee” or “street name.”
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
The following table summarizes our distributions declared and payable for the year ended December 31, 2022 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
October 18, 2021	January 18, 2022	May 13, 2022	$0.1000	$16,927	(1)
October 18, 2021	March 16, 2022	May 13, 2022	0.1500	25,454	(1)
February 23, 2022	March 31, 2022	May 13, 2022	0.5300	89,937
October 18, 2021	May 16, 2022	August 12, 2022	0.2000	33,995	(1)
May 2, 2022	June 30, 2022	August 12, 2022	0.5300	89,169
October 18, 2021	July 18, 2022	November 14, 2022	0.2000	32,976	(1)
August 30, 2022	September 30, 2022	November 14, 2022	0.6000	97,094
November 2, 2022	December 30, 2022	January 31, 2023	0.6000	96,882
Total distributions			$2.9100	$482,434
(1)Represents a special distribution.
Pursuant to our dividend reinvestment plan, the following table summarizes the amounts received and shares issued to shareholders who have not opted out of our dividend reinvestment plan during the year ended December 31, 2022 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 31, 2022	$11,469	417,379
May 13, 2022	$16,501	640,829
August 12, 2022	$11,470	455,148
November 14, 2022	$12,942	541,489
Total distributions	$52,382	2,054,845

Share Repurchase Plan
In October 2021, our Board approved a share repurchase plan (the “Company 10b5-1 Plan”), to acquire up to approximately $262 million (representing the net proceeds from the IPO) in the aggregate of our common shares at prices below our NAV per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act.  The Company 10b5-1 Plan terminated by its own terms in November 2022.  In February 2023, our Board authorized a share repurchase plan, under which we may repurchase up to $250 million in the aggregate of our outstanding common shares in the open market at prices below our NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act (the “Company 10b-18 Plan”). The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.
The following table summarizes the shares repurchased under the Company 10b5-1 Plan during the year ended December 31, 2022 (dollars in thousands except share amounts and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 - April 30, 2022	—	$—	—	$262,000
May 1 - May 31, 2022	774,558	$25.24	774,558	$242,447
June 1 - June 30, 2022	1,313,782	$24.49	1,313,782	$210,275
July 1 - July 31, 2022	2,394,113	$23.20	2,394,113	$154,736
August 1 - August 31, 2022	2,223,389	$24.22	2,223,389	$100,886
September 1 - September 30, 2022	2,251,657	$24.14	2,251,657	$46,527
October 1 - October 31, 2022	2,002,432	$23.67	2,002,432	$—
Total Repurchases	10,959,931		10,959,931
Price Range of Common Stock
The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the NYSE, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on the NYSE.

		Price Range
Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
For the Year Ended December 31, 2022
First Quarter	$26.13	$31.75	$27.88	21.5%	6.7%	$0.78
Second Quarter	$25.89	$28.99	$23.30	12.0%	(10.0)%	$0.73
Third Quarter	$25.76	$25.24	$22.11	(2.0)%	(14.2)%	$0.80
Fourth Quarter	$25.93	$24.68	$22.35	(4.8)%	(13.8)%	$0.60
For the Year Ended December 31, 2021
Fourth Quarter	$26.27	$37.64	$27.63	43.3%	N/A	$0.53
(1)NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low closing sales prices. The NAV shown are based on outstanding shares at the end of the relevant quarter.
(2)Calculated as the respective high or low closing sales price less NAV, divided by NAV (in each case, as of the applicable quarter).
(3)Represents the dividend or distribution declared and payable in the relevant quarter.

Stock Performance Graph

This graph compares the stockholder return on our common stock from October 28, 2021 (the date our common stock commenced trading on the NYSE) to December 31, 2022 with that of the Standard & Poor’s 500 Stock Index, Standard & Poor’s BDC Index and Standard & Poor’s LSTA Leveraged Loan Stock Index. This graph assumes that on October 28, 2021, $100 was invested in our common stock, the Standard & Poor’s BDC Index, the Standard & Poor’s 500 Stock Index and the Standard & Poor’s LSTA Leveraged Loan Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG BLACKSTONE SECURED LENDING FUND STANDARD & POOR’S 500 INDEX, STANDARD & POOR’S BDC INDEX AND STANDARD & POOR’S LSTA LEVERAGED LOAN INDEX

Total Return Performance

$140
$130
$120
$110
$100
$90
$80
$70
$60
10/28/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
Blackstone Secured Lending Fund
Standard & Poor's BDC Index
Standard & Poor's 500 Stock Index
Morningstar LTSA US Leveraged Loan Index

Item 6. (Reserved.)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section of this Form 10-K generally discusses 2022 and 2021 items and year to year comparisons between 2022 and 2021. For the discussion of 2021 compared to 2020 see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, which specific discussion is incorporated herein by reference. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K “Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K “Risk Factors.”  Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.
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
Revenues
We generate revenues in the form of interest income from the debt securities we hold and dividends. Our debt investments typically have a term of five to eight years and bear interest at floating rates on the basis of a benchmark such as LIBOR, SOFR, or SONIA. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments may provide for deferred interest payments or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date.
In addition, we generate revenue from various fees in the ordinary course of business such as in the form of commitment, loan origination, structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for providing managerial assistance to our portfolio companies.

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
From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, Administrator or such affiliates thereof for any such amounts. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the years ended December 31, 2022, 2021 and 2020. However, the Administrator may seek reimbursement for such costs in future periods. All of the foregoing expenses will ultimately be borne by our shareholders.
Costs and expenses of the Administrator and the Adviser that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.
Portfolio and Investment Activity
For the year ended December 31, 2022, we acquired $1,109.6 million aggregate principal amount of investments (including $90.3 million of unfunded commitments), $1,074.5 million of which was first lien debt, $7.9 million of which was second lien debt, $14.0 million of which was unsecured debt and $13.2 million of which was equity.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Investments:
Total investments, beginning of period	$9,745,126	$5,575,482	$3,067,767
New investments purchased(1)	1,002,091	6,833,479	4,536,541
Net accretion of discount on investments	47,429	62,799	50,058
Net realized gain (loss) on investments	37,402	7,785	(4,378)
Investments sold or repaid	(1,174,176)	(2,734,419)	(2,074,506)
Total investments, end of period	$9,657,872	$9,745,126	$5,575,482
Amount of investments funded at principal:
First lien debt investments	$984,200	$6,672,961	$4,436,388
Second lien debt investments	7,896	68,519	35,352
Unsecured debt	14,023	52,670	129,933
Equity investments	13,144	90,286	17,852
Total	$1,019,263	$6,884,436	$4,619,525
Proceeds from investments sold or repaid:
First lien debt investments	$(1,077,767)	$(2,632,926)	$(1,923,689)
Second lien debt investments	(20,907)	(48,024)	(18,473)
Unsecured debt	(13,535)	(52,537)	(131,629)
Warrants	(8,514)	—	—
Equity investments	(53,453)	(932)	(715)
Total	$(1,174,176)	$(2,734,419)	$(2,074,506)
Number of portfolio companies	176	148	81
Number of new investment commitments in new portfolio companies	53	117	40
Average new investment commitment amount	$19,231	$58,841	$115,488
Weighted average yield of new investment commitments	10.16%	7.03%	7.42%
Weighted average yield on investments fully sold or paid down	7.14%	7.45%	7.81%
Weighted average yield on debt and income producing investments, at amortized cost(2)(3)	10.64%	7.25%	7.70%
Weighted average yield on debt and income producing investments, at fair value(2)(3)	10.73%	7.21%	7.68%
Average loan to value (LTV)(4)	47.5%	44.0%	45.8%
Percentage of debt investments bearing a floating rate	99.9%	99.9%	100.0%
Percentage of debt investments bearing a fixed rate	0.1%	0.1%	—%
(1)Includes payment-in-kind (“PIK”) interest received that increases the loan principal.
(2)Computed as (a) the annual stated interest rate or yield plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on accruing debt included in such securities, divided by (b) total debt investments (at fair value or cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)As of December 31, 2022, 2021 and 2020, the weighted average total portfolio yield at cost was 10.52%, 7.16% and 7.65%, respectively. The weighted average total portfolio yield at fair value was 10.56%, 7.08% and 7.64%, respectively.
(4)Includes all private debt investments for which fair value is determined by our Board in conjunction with a third-party valuation firm and excludes quoted assets. Average loan-to-value represents the net ratio of loan-to-value for each portfolio company, weighted based on the fair value of total applicable private debt investments. Loan-to-value is calculated as the current total net debt through each respective loan tranche divided by the estimated enterprise value of the portfolio company as of the most recent quarter end.
As of December 31, 2022, our portfolio companies had a weighted average annual revenue of $698 million and weighted average annual EBITDA of $167 million. These calculations include all private debt investments for which fair value is determined by the Board of Trustees in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on fair value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently estimated by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
Our investments consisted of the following (dollar amounts in thousands):

	December 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$9,497,570	$9,419,963	97.95%	$9,563,051	$9,621,939	97.63%
Second lien debt	48,753	46,336	0.48	62,445	63,175	0.64
Equity	111,549	150,949	1.57	119,630	170,265	1.73
Total	$9,657,872	$9,617,248	100.00%	$9,745,126	$9,855,379	100.00%

As of December 31, 2022 and December 31, 2021, no loans in the portfolio were on non-accrual status.
Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	For The Year Ended December 31,
	2022	2021	2020
Total investment income	$850,292	$624,700	$389,641
Net expenses	365,130	270,586	149,543
Net investment income before excise tax	485,162	354,114	240,098
Excise tax expense	1,386	2,438	517
Net investment income after excise tax	483,776	351,676	239,581
Net unrealized appreciation (depreciation)	(122,149)	104,178	(16,582)
Net realized gain (loss)	42,929	4,568	(4,361)
Net increase (decrease) in net assets resulting from operations	$404,556	$460,422	$218,638
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	For The Year Ended December 31,
	2022	2021	2020
Interest income	$796,499	$610,508	$381,797
Payment-in-kind interest income	40,324	8,188	7,119
Dividend income	9,307	219	—
Fee income	4,162	5,785	725
Total investment income	$850,292	$624,700	$389,641
Total investment income increased to $850.3 million for the year ended December 31, 2022, an increase of $225.6 million, or 36%, compared to the year ended December 31, 2021 primarily attributable to increased reference interest rates driving increased interest income from our investments. The size of our investment portfolio at fair value decreased slightly to $9,617.2 million at December 31, 2022 from $9,855.4 million at December 31, 2021. Additionally, for the year ended December 31, 2022, we recorded $4.9 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $60.9 million in the prior year primarily a result of decreased prepayments. We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.

While rising interest rates have favorably impacted our investment income during 2022, further interest rate increases and the resulting higher cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate increases occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and/or our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this would impact our ability to sell such assets at attractive prices or in a timely manner.
Expenses
Expenses were as follows (dollar amounts in thousands):

	For The Year Ended December 31,
	2022	2021	2020
Interest expense	$203,579	$120,469	$65,949
Management fees (Note 3)	101,707	62,401	32,874
Income based incentive fees (Note 3)	97,154	67,272	41,983
Capital gains incentive fees (Note 3)	(11,883)	16,312	(3,141)
Professional fees	4,011	2,925	1,999
Board of Trustees' fees	853	571	467
Administrative service expenses	2,672	2,370	2,271
Other general and administrative	6,343	4,794	4,166
Amortization of offering costs	—	—	1,509
Excise tax expense	1,386	2,438	517
Total expenses (including excise tax expense)	405,822	279,552	148,594
Management fees waived	(25,427)	(4,195)	—
Incentive fees waived	(13,879)	(2,333)	—
Expense support	—	—	—
Recoupment of expense support	—	—	1,466
Net expenses (including excise tax expense)	$366,516	$273,024	$150,060
Interest Expense

Total interest expense (including unused fees and other debt financing expenses), increased to $203.6 million for the year ended December 31, 2022, an increase of $83.1 million, or 69%, compared to the year ended December 31, 2021, primarily driven by increased borrowings under our credit facilities during the year and an increase in our weighted average interest rate on our borrowings relative to the prior year. The average principal debt outstanding increased to $5,732.6 million for the year ended December 31, 2022 from $4,000.8 million in the prior year. Our weighted average interest rate increased to 3.46% for the year ended December 31, 2022 from 2.92% in the prior year.
Management Fees
Management fees increased to $101.7 million for the year ended December 31, 2022, an increase of $39.3 million, or 63%, compared to the year ended December 31, 2021, primarily due to an increase in average quarter end gross assets during 2022 compared to the prior year. The Adviser voluntarily waived management fees following the IPO such that the management fee will remain at 0.75% for a period of two years following the IPO (versus the contractual rate of 1.00%), which resulted in a waiver of $25.4 million for the year ended December 31, 2022. Management fees net of amounts waived increased $18.1 million, or 31% compared to the prior year.
Our average quarter end total gross assets increased to $10,137.1 million for the year ended December 31, 2022, compared to $8,289.1 million for the year ended December 31, 2021.

Income Based Incentive Fees
Income based incentive fees increased to $97.2 million for the year ended December 31, 2022 an increase of $29.9 million, or 44%, compared to the year ended December 31, 2021, primarily due to an increase in pre-incentive fee net investment income. The Adviser voluntarily waived incentive fees following the IPO such that the fee will remain at 15.0% for a period of two years following the IPO (versus the contractual rate of 17.5%), which resulted in waivers of $13.9 million for the year ended December 31, 2022. Incentive fees net of amounts waived increased $18.3 million or 28%.
Pre-incentive fee net investment income increased to $555.2 million for the year ended December 31, 2022 compared to $432.9 million in the prior year.
Capital Gains Incentive Fees
We accrued capital gains incentive fees of $(11.9) million for the year ended December 31, 2022 compared to $16.3 million for the prior year. The reversal of previously accrued incentive fees was attributable to net realized and unrealized losses in the current year. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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
Total other expenses increased to $13.9 million for the year ended December 31, 2022 from $10.6 million in the prior year, primarily driven by an increase in professional fees and certain other general and administrative expenses.
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
For the years ended December 31, 2022, 2021 and 2020, we incurred $1.4 million, $2.4 million and $0.5 million, respectively, of U.S. federal excise tax.

Net Unrealized Gain (Loss)
Net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	For The Year Ended December 31,
	2022	2021	2020
Net unrealized gain (loss) on investments	$(126,493)	$104,727	$(16,593)
Net unrealized gain (loss) on translation of assets and liabilities in foreign currencies	4,344	(549)	11
Net unrealized gain (loss) on investments	$(122,149)	$104,178	$(16,582)

For the year ended December 31, 2022, we has net unrealized losses of $122.1 million, compared to unrealized gains of $104.2 million during the prior year, were primarily driven by an decrease in the fair value of our debt investments. The fair value of our debt investments as a percentage of principal decreased by 0.8% as compared to a 1.0% increase for the same period in prior year driven, in part, by inflation and changes in the economic outlook during the year ended December 31, 2022.

Net Realized Gain (Loss)

The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	For The Year Ended December 31,
	2022	2021	2020
Net realized gain (loss) on investments	$37,402	$7,785	$(4,378)
Net realized gain (loss) on foreign currency transactions	5,527	(3,217)	17
Net realized gain (loss) on investments	$42,929	$4,568	$(4,361)

For the year ended December 31, 2022, we generated realized gains on investments of $45.1 million, partially offset by realized losses on investments of $7.7 million, primarily from full or partial sales of our debt investments.
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
As of December 31, 2022 and December 31, 2021, we had 4 revolving credit facilities outstanding and we had 5 unsecured bonds outstanding. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2022 and December 31, 2021, we had an aggregate amount of $5,563.0 million and $5,544.3 million of senior securities outstanding and our asset coverage ratio was 174.8% and 180.2%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and cash equivalents as of December 31, 2022, taken together with our $987.0 million of unused capacity under our credit facilities (subject to borrowing base availability) is expected to be sufficient for our investing activities and to conduct our operations in the near term. Additionally, we held $144.5 million of Level 2 debt investments as of December 31, 2022, which could provide additional liquidity if necessary. Although we were able to issue unsecured debt during the year ended December 31, 2022, a deterioration in economic conditions or any other negative economic developments could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we have previously obtained. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of December 31, 2022, we had $131.3 million in cash and cash equivalents. During the year ended December 31, 2022, cash provided by operating activities was $672.9 million, primarily as a result of proceeds from sale of investments and principal repayment of $1,174.2 million partially offset by funding of portfolio investments of $961.8 million. Cash used in financing activities was $648.2 million during the period, which was primarily as a result of our dividends paid in cash of $423.4 million and redemptions paid in cash of $263.0 million, partially offset by net borrowings on our credit facilities of $43.7 million.
Equity
There were no equity issuances of our common shares during the year ended December 31, 2022, except those issued to our shareholders through our dividend reinvestment plan.
Distributions
The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2022 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
October 18, 2021	January 18, 2022	May 13, 2022	$0.1000	$16,927	(1)
October 18, 2021	March 16, 2022	May 13, 2022	0.1500	25,454	(1)
February 23, 2022	March 31, 2022	May 13, 2022	0.5300	89,937
October 18, 2021	May 16, 2022	August 12, 2022	0.2000	33,995	(1)
May 2, 2022	June 30, 2022	August 12, 2022	0.5300	89,169
October 18, 2021	July 18, 2022	November 14, 2022	0.2000	32,976	(1)
August 30, 2022	September 30, 2022	November 14, 2022	0.6000	97,094
November 2, 2022	December 30, 2022	January 31, 2023	0.6000	96,882
Total distributions			$2.9100	$482,434
(1)Represents a special distribution.

For the years ended December 31, 2022, 2021, and 2020, interest-related dividends represented 86.4%, 85.2% and 77.9%, of total dividends paid by the Company, respectively.

For the years ended December 31, 2022, 2021 and 2020, short-term capital gain dividends represented 1.8%, 11.0% and 17.0%, of total dividends paid by the Company, respectively.

For the years ended December 31, 2022, 2021, and 2020, capital gain dividends represented 2.6%, 0.0%, and 0.0%, of total dividends paid by the Company, respectively. Qualified short-term capital gain dividends are exempt from U.S. withholding tax applicable to non-U.S. shareholders.
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

The following table summarizes the amounts and shares issued to shareholders who have not opted out of our dividend reinvestment plan during the year ended December 31, 2022 (dollars in thousands, except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 31, 2022	$11,469	417,379
May 13, 2022	16,501	640,829
August 12, 2022	11,470	455,148
November 14, 2022	12,942	541,489
Total distributions	$52,382	2,054,845

For additional information on our distributions and dividend reinvestment plan, see “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 8. Net Assets."
Share Repurchase Plan
In October 2021, our Board approved a share repurchase plan (the "Company 10b5-1 Plan"), to acquire up to approximately $262 million (representing the net proceeds from the IPO) in the aggregate of our common shares at prices below our NAV per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act.  The Company 10b5-1 Plan terminated by its own terms in November 2022.  In February 2023, our Board authorized a share repurchase plan, under which we may repurchase up to $250 million in the aggregate of our outstanding common shares in the open market at prices below our NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act (the “Company 10b-18 Plan”). The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.

The following table summarizes the shares repurchased under the Company 10b5-1 Plan during the year ended December 31, 2022 (dollars in thousands except share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 - April 30, 2022	—	$—	—	$262,000
May 1 - May 31, 2022	774,558	$25.24	774,558	$242,447
June 1 - June 30, 2022	1,313,782	$24.49	1,313,782	$210,275
July 1 - July 31, 2022	2,394,113	$23.20	2,394,113	$154,736
August 1 - August 31, 2022	2,223,389	$24.22	2,223,389	$100,886
September 1 - September 30, 2022	2,251,657	$24.14	2,251,657	$46,527
October 1- October 31, 2022	2,002,432	$23.67	2,002,432	$—
Total Repurchases	10,959,931		10,959,931
For additional information on our changes in net assets and distributions see “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 8. Net Assets.”
Borrowings
As of December 31, 2022 and December 31, 2021, we had an aggregate principal amount of $5,563.0 million and $5,544.3 million, respectively, of debt outstanding.
For additional information on our debt obligations see “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6. Borrowings.”

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
Recent Developments
Macroeconomic Environment
The U.S. Federal Reserve’s numerous actions to increase interest rates in order to control inflation have created further uncertainty for the economy and for our borrowers. Although our business model is such that rising interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers. It is difficult to predict the full impact of recent changes and any future changes in interest rates or inflation.
Many of our portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

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

The Company is required to report its investments, including those for which current market values are not readily available, at fair value in accordance with ASC 820, Fair Value Measurements (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date, and Rule 2a-5 under the 1940 Act.
Fair value is based on observable market prices or parameters or derived from such prices or parameters when such quotations are readily available. In accordance with Rule 2a-5 under the 1940 Act, a market quotation is "readily available" only when it is a quoted price (unadjusted) in active markets for identical instruments that a fund can access at the measurement date, provided that such a quotation is not considered to be readily available if it is not reliable. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. These market quotations are obtained from independent pricing services, if available; otherwise generally from at least two principal market makers or primary market dealers. To assess the continuing appropriateness of pricing sources and methodologies, the Adviser regularly performs price verification procedures and issues challenges, as necessary, to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Adviser does not adjust the prices unless it has a reason to believe market quotations are not reflective of the fair value of an investment.  Examples of events that would cause market quotations to not reflect fair value could include cases when a security trades infrequently or not at all, causing a quoted purchase or sale price to become stale, or in the event of a “fire sale” by a distressed seller.  All price overrides require approval from the Board.
Where prices or inputs are not available or, in the judgment of the Board are not reliable, valuation techniques based on the facts and circumstances of the particular investment will be utilized.  Securities that are not publicly traded or for which market prices are not readily available are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Adviser, the Audit Committee of the Board (the “Audit Committee”) and independent valuation firms engaged on the recommendation of the Adviser and at the direction of the Board.  These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
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
Valuation of each of our investments will generally be made, as described above, as of the end of each fiscal quarter. In cases where the Company determines its net asset value (“NAV”) at times other than a quarter end, the Company updates the value of securities with market quotations to the most recent market quotation. For securities without market quotations, non-quarterly valuations will generally be the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser determines such a change has occurred with respect to one or more investments, the Adviser will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with the Company's valuation policy, pursuant to authority delegated by the Board.
As part of the valuation process, the Board takes into account relevant factors in determining the fair value of the Company's investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant, of: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Board with the assistance of the Adviser, the Audit Committee and Independent valuation firms, considers whether the pricing indicated by the external event corroborates its valuation.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Uncertainty with respect to the economic conditions has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks, including those listed below. We are subject to financial market risks, including valuation risk and interest rate risk.
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
As of December 31, 2022, 99.9% of our debt investments based on fair value in our portfolio were at floating rates. Based on our consolidated balance sheet as of December 31, 2022, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$289,753	$(71,700)	$218,052
Up 200 basis points	193,169	(47,800)	145,368
Up 100 basis points	96,584	(23,900)	72,684
Down 100 basis points	(96,584)	23,900	(72,684)
Down 200 basis points	(193,055)	47,800	(145,255)

(1)Excludes the impact of incentive fees. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions" for further information.
Inflation
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

Item 8. Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Blackstone Secured Lending Fund:

Opinion on the Consolidated Financial Statements and Financial Highlights

We have audited the accompanying consolidated statements of assets and liabilities of Blackstone Secured Lending Fund and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, the financial highlights for each of the years in the periods ended December 31, 2022, 2021, 2020, 2019 and from November 20, 2018 (commencement of operations) to December 31, 2018, and the related notes. In our opinion, the consolidated financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the periods ended December 31, 2022, 2021, 2020, 2019 and the period from November 20, 2018 (commencement of operations) to December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These consolidated financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements and financial highlights based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and financial highlights are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Fair Value – Investments — Refer to Footnote 2 and 5 in the financial statements

Critical Audit Matter Description

As described in Note 5 to the consolidated financial statements, the Company held $9,472,796 thousand of total level 3 investments at fair value as of December 31, 2022, with debt investments representing approximately 98.4% of this total. For $9,083,469 thousand or 97.4% of the level 3 debt investments, the fair values were determined by the Adviser using a yield analysis. The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields.

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
February 27, 2023

We have served as the Company’s auditor since 2018.

Blackstone Secured Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $9,621,233 and $9,712,367 at December 31, 2022 and December 31, 2021, respectively)	$9,560,664	$9,819,696
Non-controlled/affiliated investments (cost of $36,639 and $32,759 at December 31, 2022 and December 31, 2021, respectively)	56,584	35,683
Total investments at fair value (cost of $9,657,872 and $9,745,126 at December 31, 2022 and December 31, 2021, respectively)	9,617,248	9,855,379
Cash and cash equivalents	131,272	102,879
Interest receivable from non-controlled/non-affiliated investments	97,874	62,659
Deferred financing costs	13,332	13,552
Receivable for investments sold	49,269	142,878
Other assets	—	194
Total assets	$9,908,995	$10,177,541
LIABILITIES
Debt (net of unamortized debt issuance costs of $35,289 and $45,695 at December 31, 2022 and December 31, 2021, respectively)	$5,527,715	$5,498,633
Payable for investments purchased	20,273	36,217
Due to affiliates	10,809	8,248
Management fees payable (Note 3)	18,595	17,812
Income based incentive fees payable (Note 3)	24,773	19,809
Capital gains incentive fees payable (Note 3)	5,506	17,389
Interest payable	45,289	39,144
Distribution payable (Note 8)	96,218	89,715
Accrued expenses and other liabilities	851	3,095
Total liabilities	5,750,029	5,730,062
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, $0.001 par value (unlimited shares authorized; 160,362,861 and 169,274,033 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively)	160	169
Additional paid in capital	4,033,113	4,245,125
Distributable earnings (loss)	125,693	202,185
Total net assets	4,158,966	4,447,479
Total liabilities and net assets	$9,908,995	$10,177,541
NET ASSET VALUE PER SHARE	$25.93	$26.27
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2022	2021	2020
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$796,499	$610,508	$381,797
Payment-in-kind interest income	40,324	8,188	7,119
Dividend income	9,307	219	—
Fee income	4,162	5,785	725
Total investment income	850,292	624,700	389,641
Expenses:
Interest expense	203,579	120,469	65,949
Management fees (Note 3)	101,707	62,401	32,874
Income based incentive fees (Note 3)	97,154	67,272	41,983
Capital gains incentive fees (Note 3)	(11,883)	16,312	(3,141)
Professional fees	4,011	2,925	1,999
Board of Trustees' fees	853	571	467
Administrative service expenses (Note 3)	2,672	2,370	2,271
Other general and administrative	6,343	4,794	4,166
Amortization of offering costs	—	—	1,509
Total expenses	404,436	277,114	148,077
Management fees waived (Note 3)	(25,427)	(4,195)	—
Incentive fees waived (Note 3)	(13,879)	(2,333)	—
Recoupment of expense support (Note 3)	—	—	1,466
Net expenses	365,130	270,586	149,543
Net investment income before excise tax	485,162	354,114	240,098
Excise tax expense	1,386	2,438	517
Net investment income after excise tax	483,776	351,676	239,581
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(143,515)	101,804	(16,593)
Non-controlled/affiliated investments	17,022	2,923	—
Translation of assets and liabilities in foreign currencies	4,344	(549)	11
Net unrealized appreciation (depreciation)	(122,149)	104,178	(16,582)
Realized gain (loss):
Non-controlled/non-affiliated investments	37,402	7,785	(4,378)
Foreign currency transactions	5,527	(3,217)	17
Net realized gain (loss)	42,929	4,568	(4,361)
Net realized and unrealized gain (loss)	(79,220)	108,746	(20,943)
Net increase (decrease) in net assets resulting from operations	$404,556	$460,422	$218,638
Net investment income per share (basic and diluted)	$2.91	$2.43	$2.51
Earnings (loss) per share (basic and diluted)	$2.44	$3.19	$2.29
Weighted average shares outstanding (basic and diluted)	166,072,919	144,510,122	95,333,867
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2019	$64	$1,635,915	$37,138	$1,673,117
Issuance of common shares	65	1,579,929	—	1,579,994
Reinvestment of dividends	1	18,744	—	18,745
Net investment income	—	—	239,581	239,581
Net realized gain (loss) on investments	—	—	(4,361)	(4,361)
Net change in unrealized appreciation (depreciation) on investments	—	—	(16,582)	(16,582)
Dividends declared from net investment income	—	—	(222,685)	(222,685)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	(2,026)	2,026	—
Balance, December 31, 2020	130	3,232,562	35,117	3,267,809
Issuance of common shares, net of offering and underwriting costs	38	976,063	—	976,101
Reinvestment of dividends	1	38,938	—	38,939
Net investment income	—	—	351,676	351,676
Net realized gain (loss) on investments	—	—	4,568	4,568
Net change in unrealized appreciation (depreciation) on investments	—	—	104,178	104,178
Dividends declared from net investment income	—	—	(295,792)	(295,792)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	(2,438)	2,438	—
Balance, December 31, 2021	169	4,245,125	202,185	4,447,479
Issuance of common shares, net of offering and underwriting costs	—	—	—	—
Reinvestment of dividends	2	52,380	—	52,382
Common shares repurchased	(11)	(263,006)	—	(263,017)
Net investment income	—	—	483,776	483,776
Net realized gain (loss) on investments	—	—	42,929	42,929
Net change in unrealized appreciation (depreciation) on investments	—	—	(122,149)	(122,149)
Dividends declared from net investment income	—	—	(482,434)	(482,434)
Tax reclassification of shareholders' equity in accordance with U.S. GAAP	—	(1,386)	1,386	—
Balance, December 31, 2022	$160	$4,033,113	$125,693	$4,158,966

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$404,556	$460,422	$218,638
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	126,493	(104,727)	16,593
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(4,344)	549	(11)
Net realized (gain) loss on investments	(37,402)	(7,785)	4,378
Net accretion of discount and amortization of premium	(47,429)	(62,799)	(50,058)
Payment-in-kind interest capitalized	(40,324)	(9,152)	(7,635)
Amortization of deferred financing costs	4,008	2,676	3,811
Amortization of debt financing and debt issuance costs	10,405	7,102	1,327
Amortization of offering costs	—	—	1,509
Purchases of investments	(961,768)	(6,824,327)	(4,485,214)
Proceeds from sale of investments and principal repayments	1,174,176	2,734,419	2,030,814
Changes in operating assets and liabilities:
Interest receivable	(35,215)	(41,203)	(4,466)
Receivable for investments	93,609	(28,341)	(111,811)
Other assets	194	384	4
Payable for investments purchased	(15,944)	(12,365)	38,496
Management fee payable	783	7,535	5,232
Income based incentive fee payable	4,964	4,547	8,917
Capital gains incentive fee payable	(11,883)	16,312	(3,141)
Due to affiliates	4,168	1,281	3,450
Interest payable	6,145	24,429	9,219
Accrued expenses and other liabilities	(2,244)	2,529	(217)
Net cash provided by (used in) operating activities	672,948	(3,828,514)	(2,320,165)
Cash flows from financing activities:
Borrowings on debt	920,827	5,778,952	2,992,142
Repayments on debt	(877,152)	(2,780,121)	(1,947,550)
Deferred financing costs paid	(3,789)	(9,359)	(6,540)
Debt issuance costs paid	—	(3,398)	(2,027)
Deferred offering costs paid	(1,607)	—	(749)
Proceeds from issuance of common shares, net of offering and underwriting costs	—	981,102	1,582,509
Dividends paid in cash	(423,441)	(253,776)	(145,122)
Redemptions paid in cash	(263,017)	—	—
Net cash provided by (used in) financing activities	(648,179)	3,713,400	2,472,663
Net increase (decrease) in cash and cash equivalents	24,769	(115,114)	152,498
Effect of foreign exchange rate changes on cash and cash equivalents	3,624	—	—
Cash and cash equivalents, beginning of period	102,879	217,993	65,495
Cash and cash equivalents, end of period	$131,272	$102,879	$217,993

	For the Year Ended December 31,

	2022	2021	2020
Supplemental information and non-cash activities:
Interest paid during the period	$182,152	$94,552	$51,918
Distribution payable	$96,218	$89,715	$86,638
Subscription receivable	$—	$—	$3,427
Reinvestment of distributions during the period	$52,382	$38,939	$18,744
Non-cash deferred financing costs activity	$—	$(64)	$—
Non-cash debt issuance costs activity	$—	$(92)	$878
Accrued but unpaid offering costs	$—	$1,573	$—
Non-cash purchases of investments	$—	$—	$(43,692)
Non-cash sales of investments	$—	$—	$43,692
Excise taxes paid	$4,106	$131	$570
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Corfin Holdings, Inc. (4)(11)	L +	5.75%	10.13%	2/5/2026		$199,393	$197,335	$195,405	4.70%
Corfin Holdings, Inc. (4)(11)	L +	5.75%	10.13%	2/5/2026		69,260	68,346	67,874	1.63
Linquest Corp. (4)(5)(7)(10)	L +	5.75%	9.10%	7/28/2028		9,838	9,632	9,395	0.23
MAG DS Corp. (4)(11)	L +	5.50%	10.23%	4/1/2027		81,319	76,271	74,813	1.80
Maverick Acquisition, Inc. (4)(11)	L +	6.25%	10.98%	6/1/2027		18,789	18,507	17,004	0.41
TCFI AEVEX, LLC (4)(11)	L +	6.00%	10.38%	3/18/2026		111,399	110,163	101,373	2.44
							480,254	465,864	11.21
Air Freight & Logistics
AGI-CFI Holdings, Inc. (4)(10)	SOFR +	5.75%	9.13%	6/11/2027		96,395	94,906	95,431	2.29
ENV Bidco AB (4)(6)(10)	SOFR +	6.00%	10.73%	7/19/2029		1,006	983	981	0.02
ENV Bidco AB (4)(6)(7)(8)	E +	6.00%	8.20%	7/19/2029	EUR	1,122	1,116	1,179	0.03
Livingston International, Inc. (4)(6)(10)	L +	5.50%	10.23%	4/30/2027		128,852	126,424	127,563	3.07
Mode Purchaser, Inc. (4)(11)	SOFR +	6.25%	10.57%	12/9/2026		173,421	171,471	173,421	4.17
Mode Purchaser, Inc. (4)(11)	SOFR +	6.25%	10.57%	2/5/2029		4,950	4,864	4,950	0.12
Redwood Services Group, LLC (4)(7)(10)	SOFR +	6.00%	10.69%	6/15/2029		2,338	2,297	2,290	0.06
RoadOne Inc (4)(7)(11)	SOFR +	6.25%	10.81%	12/30/2028		1,067	1,025	1,024	0.02
RWL Holdings, LLC (4)(7)(10)	SOFR +	5.75%	10.48%	12/31/2028		24,133	23,667	23,827	0.57
SEKO Global Logistics Network, LLC (4)(5)(6)(11)	E +	5.00%	6.00%	12/30/2026	EUR	1,863	2,134	1,978	0.05
SEKO Global Logistics Network, LLC (4)(5)(7)(11)	L +	4.75%	9.48%	12/30/2026		6,247	6,174	6,214	0.15
							435,061	438,858	10.55
Building Products
Fencing Supply Group Acquisition, LLC (4)(5)(11)	L +	6.00%	11.21%	2/26/2027		52,187	51,654	52,187	1.25
Jacuzzi Brands, LLC (4)(11)	SOFR +	6.00%	10.32%	2/25/2025		94,817	94,168	94,817	2.28
L&S Mechanical Acquisition, LLC (4)(5)(10)	L +	5.75%	10.14%	9/1/2027		12,627	12,431	11,869	0.29
Lindstrom, LLC (4)(11)	SOFR +	6.25%	10.47%	4/7/2025		121,977	121,094	120,758	2.90
Windows Acquisition Holdings, Inc. (4)(5)(11)	L +	6.50%	11.23%	12/29/2026		53,729	53,014	53,729	1.29
							332,361	333,360	8.01
Commercial Services & Supplies
Bazaarvoice, Inc. (4)(7)(8)	SOFR +	5.75%	10.28%	5/7/2028		228,477	228,477	228,477	5.49
Java Buyer, Inc. (4)(7)(10)	L +	5.75%	10.52%	12/15/2027		5,023	4,925	4,815	0.12
JSS Holdings, Inc. (4)(10)	L +	6.00%	10.34%	12/27/2028		285,912	282,891	285,912	6.88
JSS Holdings, Inc. (4)(10)	L +	6.00%	10.34%	12/27/2028		4,938	4,874	4,938	0.12
Knowledge Pro Buyer, Inc. (4)(7)(10)	L +	5.75%	10.04%	12/10/2027		5,923	5,799	5,858	0.14
KPSKY Acquisition, Inc. (4)(7)(10)	L +	5.50%	9.89%	10/19/2028		22,544	22,169	21,240	0.51
Onex Baltimore Buyer, Inc. (4)(7)(10)	SOFR +	5.75%	10.50%	12/1/2027		28,023	27,541	27,720	0.67
The Action Environmental Group, Inc. (4)(5)(12)	SOFR +	6.00%	10.66%	1/16/2026		133,693	132,061	132,022	3.17

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
The Action Environmental Group, Inc. (4)(5)(12)	L +	6.00%	7.25%	1/16/2026	$11,133	$11,096	$10,993	0.26%
Veregy Consolidated, Inc. (4)(11)	L +	6.00%	10.41%	11/2/2027	20,886	20,485	17,126	0.41
						740,318	739,101	17.77
Construction & Engineering
ASP Endeavor Acquisition, LLC (4)(5)(9)	L +	6.50%	11.06%	5/3/2027	13,765	13,566	13,042	0.31
COP Home Services TopCo IV, Inc. (4)(5)(7)(11)	L +	5.00%	9.38%	12/31/2027	22,373	21,850	21,233	0.51
						35,416	34,275	0.82
Containers & Packaging
Ascend Buyer, LLC (4)(7)(10)	SOFR +	6.25%	10.67%	10/2/2028	18,886	18,545	18,678	0.45
Ascend Buyer, LLC (4)(10)	SOFR +	5.75%	10.67%	9/30/2028	1,995	1,937	1,975	0.05
						20,482	20,653	0.50
Distributors
BP Purchaser, LLC (4)(10)	L +	5.50%	10.24%	12/10/2028	7,332	7,208	7,094	0.17
Bution Holdco 2, Inc. (4)(11)	L +	6.25%	10.63%	10/17/2025	72,809	72,131	72,809	1.75
Dana Kepner Company, LLC (4)(11)	SOFR +	6.00%	10.66%	12/29/2026	63,291	62,449	62,975	1.51
Dana Kepner Company, LLC (4)(11)	SOFR +	6.00%	10.66%	12/29/2027	1,995	1,959	1,985	0.05
Genuine Cable Group, LLC (4)(10)	SOFR +	5.75%	10.17%	11/2/2026	179,989	177,116	176,389	4.24
Marcone Yellowstone Buyer, Inc. (4)(5)(7)(10)	SOFR +	6.50%	7.25%	6/23/2028	1,582	1,525	1,524	0.04
Marcone Yellowstone Buyer, Inc. (4)(5)(10)	SOFR +	5.50%	10.98%	6/23/2028	4,950	4,866	4,752	0.11
Marcone Yellowstone Buyer, Inc. (4)(5)(10)	SOFR +	6.25%	10.62%	6/23/2028	1,598	1,581	1,534	0.04
NDC Acquisition Corp. (4)(7)(11)	L +	5.50%	10.23%	3/9/2027	14,074	13,749	13,735	0.33
Tailwind Colony Holding Corporation (4)(7)(11)	SOFR +	6.25%	10.98%	11/13/2024	42,774	42,484	42,132	1.01
Unified Door & Hardware Group, LLC (4)(11)	SOFR +	5.75%	10.52%	6/30/2025	998	955	953	0.02
Unified Door & Hardware Group, LLC (4)(11)	L +	5.75%	10.41%	12/18/2027	51,973	51,237	51,064	1.23
Unified Door & Hardware Group, LLC (4)(11)	L +	5.75%	10.41%	6/30/2025	42,476	42,098	41,733	1.00
						479,358	478,679	11.50
Diversified Consumer Services
Cambium Learning Group, Inc. (4)(7)(10)	L +	5.50%	9.74%	7/20/2028	292,101	289,768	292,101	7.02
Dreambox Learning Holding LLC (4)(5)(10)	L +	6.25%	9.44%	12/1/2027	7,087	6,970	6,661	0.16
Go Car Wash Management Corp. (4)(7)(14)	SOFR +	6.25%	10.67%	12/31/2026	22,544	22,141	21,954	0.53
						318,879	320,716	7.71
Diversified Financial Services
Barbri Holdings, Inc. (4)(10)	L +	5.75%	10.13%	4/30/2028	64,465	63,457	63,820	1.53
SelectQuote, Inc. (4)(10)	SOFR +	8.00%	12.42% (incl. 2.00% PIK)	11/5/2024	74,715	73,984	67,243	1.62
						137,441	131,063	3.15
Diversified Telecommunication Services
Point Broadband Acquisition, LLC (4)(7)(11)	L +	6.00%	10.56%	10/1/2028	104,875	102,509	101,470	2.44

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Electric Utilities
Qualus Power Services Corp. (4)(7)(11)	L +	5.25%	10.01%	3/26/2027		$33,462	$32,834	$33,092	0.80%
Electrical Equipment
Emergency Power Holdings, LLC (4)(5)(7)(11)	L +	5.50%	10.23%	8/17/2028		44,451	43,549	43,486	1.05
Relay Purchaser, LLC (4)(5)(7)(10)	L +	6.00%	10.73%	8/30/2028		36,670	35,999	36,415	0.88
Shoals Holdings, LLC (4)(11)	SOFR +	3.25%	7.51%	11/25/2026		83,504	82,123	83,921	2.02
							161,671	163,822	3.95
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(5)(11)	L +	6.00%	10.75%	12/23/2026		109,041	107,698	101,953	2.45
CPI Intermediate Holdings Inc (4)(7)(10)	SOFR +	5.50%	9.68%	10/8/2029		4,034	3,942	3,943	0.09
							111,640	105,896	2.54
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(13)	L +	7.00%	11.29%	10/4/2024		36,437	36,057	36,437	0.88
ISQ Hawkeye Holdco, Inc. (4)(7)(10)	SOFR +	6.25%	10.63%	8/17/2029		908	884	893	0.02
Tetra Technologies, Inc. (4)(6)(11)	L +	6.25%	10.63%	9/10/2025		17,790	17,736	17,790	0.43
							54,677	55,120	1.33
Health Care Equipment & Supplies
CPI Buyer, LLC (4)(7)(10)	L +	5.50%	10.23%	11/1/2028		30,242	29,624	29,089	0.70
GCX Corporation Buyer, LLC (4)(5)(7)(10)	L +	5.50%	9.84%	9/13/2027		27,225	26,765	26,661	0.64
							56,389	55,750	1.34
Health Care Providers & Services
123Dentist, Inc. (4)(6)(7)(10)	C +	5.75%	10.36%	8/10/2029	CAD	1,721	1,321	1,220	0.03
ACI Group Holdings, Inc. (4)(5)(7)(10)	L +	5.75%	10.13%	8/2/2028		105,139	103,062	103,013	2.48
ADCS Clinics Intermediate Holdings, LLC (4)(7)(11)	L +	6.50%	11.66%	5/7/2027		8,570	8,428	8,419	0.20
Amerivet Partners Management, Inc. (4)(5)(7)(10)	SOFR +	5.50%	10.23%	2/25/2028		5,857	5,724	5,600	0.13
Canadian Hospital Specialties Ltd. (4)(5)(6)(7)(11)	C +	4.50%	9.36%	4/14/2028	CAD	30,935	22,693	22,786	0.55
CCBlue Bidco, Inc. (4)(7)(10)	L +	6.25%	9.92% (incl. 2.75% PIK)	12/21/2028		10,442	10,261	9,853	0.24
Cross Country Healthcare, Inc. (4)(10)	L +	5.75%	10.14%	6/8/2027		6,582	6,452	6,582	0.16
DCA Investment Holdings, LLC (4)(7)(10)	SOFR +	6.00%	9.98%	4/3/2028		33,096	32,744	32,749	0.79
Epoch Acquisition, Inc. (4)(11)	SOFR +	6.00%	10.19%	10/4/2024		24,307	24,208	24,185	0.58
Healthcomp Holding Company, LLC (4)(5)(11)	L +	6.00%	10.42%	10/27/2026		76,247	75,033	76,247	1.83
Healthcomp Holding Company, LLC (4)(5)(7)(11)	L +	5.50%	10.42%	10/27/2026		32,324	31,675	32,085	0.77
Jayhawk Buyer, LLC (4)(7)(11)	L +	5.00%	9.73%	10/15/2026		155,273	152,942	153,720	3.70
Navigator Acquiror, Inc. (4)(7)(9)	L +	5.75%	9.98% (incl. 5.11% PIK)	7/16/2027		200,735	199,246	198,728	4.78
Odyssey Holding Company, LLC (4)(11)	L +	5.75%	10.45%	11/16/2025		18,672	18,522	18,672	0.45
PPV Intermediate Holdings, LLC (4)(7)(10)	SOFR +	5.75%	10.07%	8/31/2029		1,796	1,761	1,775	0.04

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
Smile Doctors, LLC (4)(7)(10)	L +	5.75%	11.00%	12/21/2028		$11,462	$11,253	$11,218	0.27%
Snoopy Bidco, Inc. (4)(7)(10)	L +	6.00%	10.76%	6/1/2028		304,214	298,966	293,329	7.05
SpecialtyCare, Inc. (4)(5)(7)(11)	L +	5.75%	9.76%	6/18/2028		12,641	12,331	12,209	0.29
Stepping Stones Healthcare Services, LLC (4)(7)(10)	L +	5.75%	10.51%	1/2/2029		2,774	2,722	2,690	0.06
The Fertility Partners, Inc. (4)(5)(6)(10)	L +	5.75%	10.13%	3/16/2028		4,975	4,889	4,776	0.11
The Fertility Partners, Inc. (4)(5)(6)(7)(10)	C +	5.75%	10.46%	3/16/2028	CAD	5,840	4,622	4,287	0.10
The GI Alliance Management, LLC (4)(7)(11)	SOFR +	6.25%	10.49%	9/15/2028		4,107	3,965	3,998	0.10
Unified Physician Management, LLC (4)(7)(9)	SOFR +	5.50%	10.50%	6/18/2029		2,046	2,046	2,046	0.05
United Mutual Acquisition Holdings, LLC (4)(7)(10)	SOFR +	5.75%	10.09%	7/15/2028		1,787	1,742	1,738	0.04
US Oral Surgery Management Holdco, LLC (4)(7)(10)	L +	5.50%	10.18%	11/18/2027		41,654	40,916	41,169	0.99
WHCG Purchaser III, Inc. (4)(5)(7)(10)	L +	5.75%	10.48%	6/22/2028		44,703	43,840	34,563	0.83
							1,121,364	1,107,657	26.62
Health Care Technology
Caerus US 1, Inc. (4)(6)(7)(10)	SOFR +	5.50%	10.08%	5/25/2029		10,542	10,314	10,207	0.25
Caerus US 1, Inc. (4)(6)(7)(10)	SOFR +	5.50%	6.25%	5/25/2029		2,215	2,171	2,170	0.05
Color Intermediate LLC (4)(10)	SOFR +	5.50%	10.18%	10/4/2029		20,313	19,818	19,906	0.48
Edifecs, Inc. (4)(10)	L +	5.50%	10.23%	9/21/2026		13,585	13,377	13,449	0.32
Edifecs, Inc. (4)(11)	L +	7.50%	12.23%	9/21/2026		219,160	215,762	223,544	5.38
GI Ranger Intermediate, LLC (4)(7)(10)	SOFR +	6.00%	10.73%	10/29/2028		16,007	15,730	15,725	0.38
NMC Crimson Holdings, Inc. (4)(7)(10)	L +	6.00%	9.74%	3/1/2028		75,988	74,013	74,829	1.80
Project Ruby Ultimate Parent Corp. (10)	L +	3.25%	7.63%	3/10/2028		8,461	8,429	8,019	0.19
RPBLS Midco, LLC (4)(7)(10)	SOFR +	5.75%	9.41%	4/1/2028		9,423	9,275	9,329	0.22
							368,889	377,178	9.07
Insurance
Alera Group, Inc. (4)(7)(10)	SOFR +	6.00%	10.42%	10/2/2028		3,703	3,673	3,629	0.09
Amerilife Holdings, LLC (4)(7)(10)	SOFR +	5.75%	9.01%	8/31/2029		2,101	2,055	2,076	0.05
Benefytt Technologies, Inc. (4)(7)(10)	SOFR +	8.75%	12.09% (incl. 7.75% PIK)	8/12/2027		13,457	13,255	10,896	0.26
Foundation Risk Partners Corp. (4)(7)(10)	SOFR +	6.00%	10.68%	10/29/2028		27,179	26,823	26,881	0.65
Galway Borrower, LLC (4)(5)(7)(10)	L +	5.25%	8.99%	9/30/2028		22,169	21,790	21,577	0.52
High Street Buyer, Inc. (4)(5)(7)(10)	L +	6.00%	10.73%	4/14/2028		61,910	60,802	61,282	1.47
Integrity Marketing Acquisition, LLC (4)(5)(7)(10)	L +	6.05%	11.28%	8/27/2025		146,487	145,102	141,089	3.39
Jones Deslauriers Insurance Management, Inc. (5)(6)(10)	C +	4.25%	8.81%	3/27/2028	CAD	86,367	68,216	59,917	1.44
PGIS Intermediate Holdings, LLC (4)(5)(7)(10)	L +	5.50%	10.63%	10/16/2028		4,627	4,553	4,470	0.11
SG Acquisition, Inc. (4)(9)	L +	5.00%	9.17%	1/27/2027		104,974	103,888	104,974	2.52
Shelf Bidco Ltd (6)(10)	SOFR +	6.00%	6.75%	1/3/2030	GBP	5,091	4,938	4,938	0.12

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Insurance (continued)
Tennessee Bidco Limited (4)(5)(6)(8)	S +	7.28%	8.47%	7/9/2028	GBP	16,190	$21,946	$19,134	0.46%
Tennessee Bidco Limited (4)(5)(6)(8)	S +	7.00%	7.00%	7/9/2028	GBP	28,509	38,706	33,693	0.81
Tennessee Bidco Limited (4)(5)(6)(8)	L +	7.00%	10.38%	7/9/2028	54,034		52,743	53,088	1.28
Tennessee Bidco Limited (4)(5)(6)(8)	L +	7.00%	12.21%	8/3/2028	15,998		15,796	15,718	0.38
Westland Insurance Group LTD (4)(5)(6)(11)	L +	7.00%	11.39%	1/5/2027	42,483		39,901	41,209	0.99
Westland Insurance Group LTD (4)(5)(6)(7)(8)	C +	7.00%	11.86%	1/5/2027	CAD	165,350	119,655	118,210	2.84
							743,842	722,781	17.38
Internet & Direct Marketing Retail
Donuts, Inc. (4)(11)	SOFR +	6.00%	10.43%	12/29/2026	322,470		318,178	319,245	7.68
IT Services
AI Altius Bidco, Inc. (4)(5)(7)(10)	L +	5.50%	10.65%	12/21/2028	5,423		5,320	5,300	0.13
AI Altius Bidco, Inc. (4)(5)(8)		9.75%	9.75% PIK	12/29/2029	835		814	808	0.02
Infostretch Corporation (4)(10)	SOFR +	5.75%	10.48%	4/1/2028	4,975		4,888	4,776	0.11
Inovalon Holdings, Inc. (4)(7)(10)	L +	6.25%	10.95% (incl. 2.75% PIK)	11/24/2028	106,179		103,883	104,979	2.52
Monterey Financing S.à.r.l (4)(6)(7)(8)	E +	6.00%	8.14%	9/28/2029	EUR	658	601	704	0.02
Monterey Financing S.à.r.l (4)(6)(8)	CI +	6.00%	8.42%	9/28/2029	DKK	4,819	618	674	0.02
Monterey Financing S.à.r.l (4)(6)(9)	N +	6.00%	9.26%	9/28/2029	NOK	5,149	461	510	0.01
Monterey Financing S.à.r.l(4)(6)(8)	ST +	6.00%	8.65%	9/28/2029	SEK	2,090	184	196	0.00
Razor Holdco, LLC (4)(10)	L +	5.75%	9.42%	10/25/2027	37,347		36,718	36,600	0.88
Red River Technology, LLC (4)(7)(11)	L +	6.00%	10.38%	5/26/2027	80,785		79,749	80,180	1.93
Turing Holdco, Inc. (4)(5)(6)(7)(8)	E +	6.00%	8.00% (incl. 2.50% PIK)	8/3/2028	EUR	16,280	18,129	17,160	0.41
Turing Holdco, Inc. (4)(5)(6)(8)	L +	6.00%	10.01%	8/3/2028	8,437		8,229	8,310	0.20
							259,594	260,197	6.25
Machinery
MHE Intermediate Holdings (4)(5)(7)(11)	SOFR +	6.00%	9.50%	7/21/2027	4,492		4,419	4,331	0.10
MHE Intermediate Holdings (4)(5)(11)	SOFR +	6.25%	9.75%	12/9/2025	214		210	208	0.01
							4,629	4,539	0.11
Marine
Armada Parent, Inc. (4)(7)(10)	L +	5.75%	10.13%	10/29/2027	25,997		25,520	25,209	0.61
Media
Trader Corp. (4)(6)(7)(10)	C +	5.75%	10.40%	12/22/2029	CAD	10,000	7,149	7,185	0.17

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc. (4)(6)(10)	SOFR +	6.25%	10.52%	8/15/2028		$74,649	$73,602	$73,529	1.77%
KKR Alberta Midstream Finance Inc. (4)(6)(10)	SOFR +	6.25%	10.52%	8/15/2028		40,611	40,042	40,002	0.96
							113,644	113,531	2.73
Paper & Forest Products
Profile Products, LLC (4)(7)(10)	L +	5.50%	9.36%	11/12/2027		6,344	6,247	6,186	0.15
Profile Products, LLC (4)(10)	C +	5.50%	10.14%	11/12/2027		1,242	1,221	1,214	0.03
							7,468	7,400	0.18
Pharmaceuticals
Doc Generici (Diocle S.p.A.) (4)(6)(7)(8)	E +	6.50%	8.56%	10/27/2028	EUR	1,758	1,478	1,688	0.04
Professional Services
ALKU, LLC (4)(10)	SOFR +	5.25%	9.67%	3/1/2028		74,904	74,352	74,904	1.80
ALKU, LLC (4)(10)	SOFR +	5.00%	9.42%	3/1/2028		38,118	37,751	38,118	0.92
BPPH2 Limited (4)(5)(6)(8)	S +	6.87%	10.30%	3/2/2028	GBP	26,300	35,637	31,794	0.76
CFGI Holdings, LLC (4)(7)(10)	L +	5.00%	9.39%	11/2/2027		7,598	7,449	7,565	0.18
Clearview Buyer, Inc. (4)(5)(7)(10)	L +	5.25%	9.98%	8/26/2027		9,240	9,032	9,001	0.22
Cumming Group, Inc. (4)(7)(11)	L +	5.25%	8.92%	5/26/2027		73,737	72,612	71,088	1.71
Cumming Group, Inc. (4)(11)	SOFR +	5.25%	8.92%	11/16/2027		1,000	970	970	0.02
Guidehouse, Inc. (4)(5)(10)	L +	6.25%	10.63%	10/16/2028		325,537	322,831	319,027	7.67
HIG Orca Acquisition Holdings, Inc. (4)(5)(7)(11)	SOFR +	6.00%	9.78%	8/17/2027		23,523	23,133	23,239	0.56
IG Investments Holdings, LLC (4)(5)(7)(10)	L +	6.00%	10.39%	9/22/2028		48,167	47,356	47,915	1.15
Kaufman Hall & Associates, LLC (4)(7)(10)	L +	5.25%	9.63%	12/14/2028		24,314	23,858	24,131	0.58
Legacy Intermediate, LLC (4)(5)(7)(10)	SOFR +	5.75%	10.26%	2/25/2028		5,161	5,047	5,080	0.12
Material Holdings, LLC (4)(5)(7)(10)	SOFR +	6.00%	10.68%	8/19/2027		24,448	24,042	23,687	0.57
Minotaur Acquisition, Inc. (8)	SOFR +	4.75%	9.17%	3/27/2026		1,985	1,932	1,903	0.05
Petrus Buyer Inc (4)(7)(10)	SOFR +	6.50%	10.70%	10/17/2029		1,905	1,833	1,831	0.04
Sherlock Buyer Corp. (4)(7)(10)	L +	5.75%	10.48%	12/8/2028		8,573	8,386	8,223	0.20
Thevelia US, LLC (5)(6)(9)	SOFR +	4.00%	8.73%	6/18/2029		1,309	1,296	1,273	0.03
Titan Investment Company, Inc. (4)(5)(8)	L +	5.75%	10.07%	3/20/2027		42,028	40,646	40,136	0.97
Trinity Air Consultants Holdings Corp. (4)(7)(10)	L +	5.25%	10.18%	6/29/2027		67,936	66,786	67,079	1.61
Trinity Partners Holdings, LLC (4)(7)(10)	SOFR +	5.75%	9.99%	12/21/2028		4,804	4,710	4,694	0.11
West Monroe Partners, LLC (4)(7)(10)	L +	5.50%	9.84%	11/8/2028		14,896	14,623	14,524	0.35
							824,282	816,182	19.62
Real Estate Management & Development
Progress Residential PM Holdings, LLC (4)(7)(10)	SOFR +	6.25%	10.67%	2/16/2028		70,324	69,012	70,324	1.69
Progress Residential PM Holdings, LLC (4)(7)(10)	SOFR +	6.25%	10.67%	7/25/2029		833	814	833	0.02
							69,826	71,157	1.71

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Road & Rail
Gruden Acquisition, Inc. (4)(5)(7)(11)	L +	5.50%	7.75%	7/1/2028		$16,437	$16,072	$16,167	0.39%
Software
Anaplan, Inc. (4)(6)(7)(10)	SOFR +	6.50%	10.82%	6/21/2029		1,786	1,749	1,747	0.04
AxiomSL Group, Inc. (4)(7)(11)	L +	5.75%	10.13%	12/3/2027		42,118	41,401	41,635	1.00
BlueCat Networks USA, Inc. (4)(6)(7)(10)	SOFR +	6.00%	10.46%	8/8/2028		1,959	1,915	1,913	0.05
Community Brands ParentCo, LLC (4)(5)(7)(10)	SOFR +	5.75%	10.17%	2/24/2028		4,963	4,866	4,850	0.12
Confine Visual Bidco (4)(6)(7)(10)	SOFR +	5.75%	10.05%	2/23/2029		15,921	15,503	15,092	0.36
Connatix Buyer, Inc. (4)(5)(7)(10)	L +	5.50%	10.14%	7/14/2027		21,875	21,348	21,220	0.51
Diligent Corporation (4)(11)	L +	5.75%	10.13%	8/4/2025		58,950	58,458	57,182	1.38
Discovery Education, Inc. (4)(7)(10)	SOFR +	5.75%	9.83%	4/9/2029		26,600	26,071	25,565	0.61
Episerver, Inc. (4)(5)(7)(11)	L +	5.25%	9.98%	4/9/2026		9,643	9,525	9,117	0.22
Experity, Inc. (4)(5)(7)(10)	L +	5.75%	10.48%	2/24/2028		15,007	14,743	14,677	0.35
Gigamon Inc. (4)(7)(11)	SOFR +	5.75%	9.73%	3/9/2029		7,471	7,335	7,293	0.18
GovernmentJobs.com, Inc. (4)(7)(10)	L +	5.50%	9.88%	12/1/2028		4,963	4,934	4,828	0.12
GraphPAD Software, LLC (4)(7)(11)	L +	5.50%	10.23%	4/27/2027		26,584	26,261	26,222	0.63
LD Lower Holdings, Inc. (4)(7)(11)	L +	6.50%	11.23%	2/8/2026		92,459	91,310	91,072	2.19
Lightbox Intermediate, LP (4)(8)	L +	5.00%	9.73%	5/9/2026		1,990	1,948	1,920	0.05
Magnesium BorrowerCo, Inc. (4)(10)	S +	5.75%	9.18%	5/18/2029	GBP	3,443	4,201	4,079	0.10
Magnesium BorrowerCo, Inc. (4)(7)(10)	SOFR +	5.75%	10.17%	5/18/2029		5,268	5,136	5,177	0.12
Mandolin Technology Intermediate Holdings, Inc. (4)(5)(7)(9)	L +	3.75%	8.16%	7/31/2028		9,464	9,352	9,120	0.22
Medallia, Inc. (4)(10)	L +	6.50%	10.88% (incl. 5.44% PIK)	10/29/2028		350,678	345,298	343,665	8.26
Monk Holding Co. (4)(7)(10)	L +	5.50%	9.67%	12/1/2027		5,043	4,921	4,929	0.12
MRI Software, LLC (5)(7)(11)	L +	5.50%	10.23%	2/10/2026		27,816	27,642	26,405	0.63
Nintex Topco Limited (4)(6)(10)	L +	6.00%	10.73%	11/13/2028		34,211	33,637	31,987	0.77
Project Boost Purchaser, LLC (4)(7)(10)	SOFR +	5.25%	9.65%	5/2/2029		4,795	4,742	4,763	0.11
Rally Buyer, Inc. (4)(7)(10)	SOFR +	5.75%	8.78%	7/19/2028		718	700	699	0.02
Relativity ODA, LLC (4)(7)(11)	L +	10.55%	11.89% (incl. 11.55%)	5/12/2027		20,995	20,607	20,631	0.50
Spitfire Parent, Inc. (4)(11)	SOFR +	6.00%	9.28%	3/11/2027		55,061	54,269	53,960	1.30
Spitfire Parent, Inc. (4)(5)(11)	E +	6.00%	7.86%	3/11/2027	EUR	10,369	12,350	10,845	0.26
Spitfire Parent, Inc. (4)(7)(11)	SOFR +	6.00%	10.23%	3/11/2027		20,506	20,137	20,059	0.48
Stamps.com, Inc. (4)(10)	L +	5.75%	10.13%	10/5/2028		288,101	283,359	280,899	6.75
The NPD Group L.P. (4)(7)(10)	SOFR +	6.25%	10.43% (incl. 2.75% PIK)	12/1/2028		75,724	74,324	74,210	1.78
The NPD Group L.P. (4)(7)(10)	L +	5.75%	10.13%	12/1/2028		123,212	120,651	121,859	2.93

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
Triple Lift, Inc. (4)(7)(10)	SOFR +	5.50%	9.61%	5/5/2028		$65,276	$64,177	$63,876	1.54%
Zendesk Inc (4)(7)(10)	SOFR +	6.50%	11.04%	11/22/2028		1,582	1,544	1,542	0.04
							1,414,414	1,403,038	33.74
Specialty Retail
CustomInk, LLC (4)(11)	L +	6.18%	7.18%	5/3/2026		163,594	162,126	163,594	3.93
Technology Hardware, Storage & Peripherals
Lytx, Inc. (4)(11)	SOFR +	6.75%	11.17%	2/28/2026		84,454	83,729	81,076	1.95
Trading Companies & Distributors
Porcelain Acquisition Corp. (4)(7)(11)	L +	5.75%	10.48%	4/1/2027		55,254	53,785	54,829	1.32
The Cook & Boardman Group, LLC (11)	SOFR +	5.75%	9.99%	10/17/2025		49,193	48,981	41,998	1.01
							102,766	96,827	2.33
Transportation Infrastructure
Capstone Logistics, LLC (4)(11)	L +	4.75%	9.13%	11/12/2027		5,558	5,527	5,350	0.13
Frontline Road Safety, LLC (4)(10)	L +	5.75%	6.68%	5/3/2027		90,051	88,785	84,648	2.04
Helix TS, LLC (4)(7)(10)	L +	5.75%	10.16%	8/4/2027		42,303	41,713	42,083	1.01
Italian Motorway Holdings S.à.r.l (4)(6)(8)	E +	5.25%	7.35%	4/28/2029	EUR	78,810	81,010	81,376	1.96
Roadsafe Holdings, Inc. (4)(7)(11)	L +	5.75%	10.87%	10/19/2027		51,884	51,085	51,336	1.23
Safety Borrower Holdings LP (4)(5)(7)(11)	L +	5.25%	10.46%	9/1/2027		5,083	5,044	5,028	0.12
Sam Holding Co, Inc. (4)(7)(11)	L +	5.25%	9.95%	9/24/2027		42,275	41,506	41,306	0.99
TRP Infrastructure Services, LLC (4)(7)(11)	L +	5.50%	10.08%	7/9/2027		39,285	38,640	36,464	0.88
							353,310	347,591	8.36
Total First Lien Debt							9,497,570	9,419,963	226.49

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units(1)		Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(11)	L +	8.75%	13.13%	12/29/2028		$7,517	$7,390	$7,178	0.17%
Health Care Providers & Services
Canadian Hospital Specialties Ltd. (4)(5)(6)(8)		8.75%	8.75%	4/15/2029	CAD	10,533	8,323	7,171	0.17
Jayhawk Buyer, LLC (4)(11)	L +	8.75%	13.17%	10/15/2027	5,183		5,106	5,144	0.12
							13,429	12,315	0.29
Industrial Conglomerates
Victory Buyer, LLC (4)(9)	L +	7.00%	11.35%	11/1/2029	9,619		9,534	8,248	0.20
IT Services
Inovalon Holdings, Inc. (4)(5)(10)	L +	10.50%	15.20% (incl. 15.20% PIK)	11/24/2033	10,358		10,108	10,359	0.25
Professional Services
Thevelia US, LLC (4)(6)(9)	SOFR +	6.75%	11.48%	6/17/2030	4,920		4,783	4,810	0.12
Software
Mandolin Technology Intermediate Holdings, Inc. (4)(5)(9)	L +	6.50%	10.91%	7/30/2029	3,550		3,509	3,426	0.08
Total Second Lien Debt							48,753	46,336	1.11

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity
Aerospace & Defense
Micross Topco, Inc. (4)				4,767	$4,767	$4,767	0.11%
Air Freight & Logistics
AGI Group Holdings LP - A2 Units (4)				902	902	724	0.02
Mode Holdings, L.P. - Class A-2 Common Units (4)				5,486,923	5,487	10,699	0.26
					6,389	11,423	0.28
Distributors
Box Co-Invest Blocker, LLC (4)				702,305	702	625	0.02
EIS Acquisition Holdings, LP - Class A Common Units (4)				6,292	3,350	13,282	0.32
					4,052	13,907	0.34
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests (4)		11.50%		12,511,857	12,315	15,135	0.36
Deneb Ultimate Topco, LLC - Class A Units (4)				213	213	168	0.00
					12,528	15,303	0.36
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units (4)				6,930	5,877	5,285	0.13
Point Broadband Holdings, LLC - Class B Units (4)				369,255	1,053	762	0.02
Point Broadband Holdings, LLC - Class Additional A Units (4)				79,358	226	164	0.00
Point Broadband Holdings, LLC - Class Additional B Units (4)				1,489	1,263	1,136	0.03
					8,419	7,347	0.18
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units (4)				539	539	324	0.01
Health Care Providers & Services
AVE Holdings I Corp. (4)				625,944	607	638	0.02
Jayhawk Holdings, LP - A-1 Common Units (4)				2,201	392	627	0.02
Jayhawk Holdings, LP - A-2 Common Units (4)				1,185	211	338	0.01
					1,210	1,603	0.05
Health Care Technology
Caerus Midco 2 S.À. R.L - Additional Vehicle Units (4)(6)				11,710	12	1	0.00
Caerus Midco 2 S.À. R.L - Vehicle Units (4)(6)				58,458	58	53	0.00
					70	54	0.00
Insurance
Shelf Holdco Ltd Common Equity (4)(6)				50,000	50	50	0.00
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest (4)				2,854,133	2,854	2,854	0.07

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2022 (in thousands)
Investments (1)(5)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity (continued)
Professional Services
Guidehouse Holding Corp. - Preferred Equity (4)		11.50%		15,440	$15,133	$16,637	0.40%
OHCP V TC COI, LP. - LP Interest (4)				3,500,000	3,500	4,410	0.11
Tricor Horizon, LP (4)(6)				382,469	382	382	0.01
					19,015	21,429	0.52
Software
Connatix Parent, LLC - Class L Common Units (4)				42,045	462	256	0.01
Expedition Holdco, LLC - Class A Units (4)				90	57	44	0.00
Expedition Holdco, LLC - Class B Units (4)				90,000	33	21	0.00
Lobos Parent, Inc. - Series A Preferred Shares (4)		10.50%		1,545	1,506	1,641	0.04
Mandolin Technology Holdings, Inc. - Series A Preferred Shares (4)				3,550,000	3,444	3,408	0.08
Mimecast Limited (4)				651,175	651	638	0.02
Zoro Common Equity (4)				2,073	21	21	0.00
Zoro Series A Preferred Shares (4)		12.50%		373	362	362	0.01
					6,536	6,391	0.16
Specialty Retail
CustomInk, LLC - Series A Preferred Units (4)				384,520	5,200	6,521	0.16
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units (4)				27,536	2,909	1,920	0.05
Ncp Helix Holdings, LLC. - Preferred Shares (4)				369	372	472	0.01
					3,281	2,392	0.06
Total Equity Investments					74,910	94,365	2.30
Total Investment - non-controlled/non-affiliated					9,621,233	9,560,664	229.90
Investments - non-controlled/affiliated
Equity
Insurance
Blackstone Donegal Holdings LP - LP Interests (Westland Insurance Group LTD) (4)(5)(6)(16)					36,639	56,584	1.36
Total Equity					36,639	56,584	1.36
Total Investments - non-controlled/affiliated					36,639	56,584	1.36
Total Investment Portfolio					9,657,872	9,617,248	231.26
Cash and Cash Equivalents
Other Cash and Cash Equivalents					131,272	131,272	3.16
Total Portfolio Investments, Cash and Cash Equivalents					$9,789,144	$9,748,520	234.42%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of December 31, 2022, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Danish Krone (DKK), Swedish Krona (SEK), and Norwegian Krone (NOK). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.

(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate ("STIBOR" or "ST"), Copenhagen Interbank Offered Rate ("CIBOR" or "CI", Norwegian Interbank Offered Rate ("NIBOR" or "N"), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. Variable rate loans typically include an interest reference rate floor feature. As of December 31, 2022, 93.1% of the debt portfolio at fair value had an interest rate floor above zero. Rates on equity instruments represents contractual dividend rates on certain preferred equity positions.
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
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2022, non-qualifying assets represented 11.0% of total assets as calculated in accordance with regulatory requirements.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
123Dentist, Inc.	Delayed Draw Term Loan	8/10/2029	$(270)	$(18)
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2023	(26,295)	—
ACI Group Holdings, Inc.	Revolver	8/2/2027	(10,295)	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	(1,301)	(26)
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	(468)	—
AI Altius Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	(1,446)	(14)
Amerilife Holdings, LLC	Revolver	8/31/2028	(243)	(2)
Amerilife Holdings, LLC	Delayed Draw Term Loan	8/31/2029	(150)	—
Amerivet Partners Management, Inc.	Revolver	2/25/2028	(589)	(24)
Amerivet Partners Management, Inc.	Delayed Draw Term Loan	2/25/2024	(2,605)	—
Anaplan, Inc.	Revolver	6/21/2028	(179)	(21)
Armada Parent, Inc.	Delayed Draw Term Loan	10/29/2023	(1,250)	—
Armada Parent, Inc.	Revolver	10/29/2027	(3,000)	(83)
Ascend Buyer, LLC	Revolver	9/30/2027	(1,940)	(19)
AxiomSL Group, Inc.	Delayed Draw Term Loan	12/3/2027	(2,949)	(29)
AxiomSL Group, Inc.	Revolver	12/3/2025	(3,221)	(32)
Bazaarvoice, Inc.	Revolver	5/7/2026	(28,662)	—
Benefytt Technologies, Inc.	Delayed Draw Term Loan	8/12/2023	(397)	—
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2028	(309)	—
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2028	(341)	(3)
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	(1,506)	(15)
Caerus US 1, Inc.	Revolver	5/25/2029	(732)	—
Caerus US 1, Inc.	Revolver	5/25/2029	(233)	(5)
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	(320)	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	(43,592)	—
Canadian Hospital Specialties Ltd.	Delayed Draw Term Loan	4/14/2023	(5,647)	—
Canadian Hospital Specialties Ltd.	Revolver	4/14/2027	(1,376)	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	(1,408)	—
CFGI Holdings, LLC	Delayed Draw Term Loan	11/2/2027	$(1,200)	$(12)
CFGI Holdings, LLC	Revolver	11/2/2027	(1,050)	(21)
Clearview Buyer, Inc.	Revolver	2/26/2027	(898)	(18)
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	(3,668)	—
Community Brands ParentCo, LLC	Delayed Draw Term Loan	2/24/2024	(588)	(6)
Community Brands ParentCo, LLC	Revolver	2/24/2028	(345)	(7)
Confine Visual Bidco	Delayed Draw Term Loan	3/11/2024	(3,046)	—
Connatix Buyer, Inc.	Revolver	7/14/2027	(5,431)	(109)
Connatix Buyer, Inc.	Delayed Draw Term Loan	7/14/2023	(10,900)	(109)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	(1,941)	(21)
CPI Buyer, LLC	Delayed Draw Term Loan	5/1/2023	(7,778)	—
CPI Buyer, LLC	Revolver	11/1/2026	(3,214)	(64)
CPI Intermediate Holdings Inc	Delayed Draw Term Loan	10/8/2029	(966)	(10)
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	(7,896)	(79)
Cumming Group, Inc.	Revolver	5/26/2027	(11,923)	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	3/12/2023	(169)	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	4/3/2028	(1,000)	(15)
Discovery Education, Inc.	Revolver	4/9/2029	(2,960)	(104)
Discovery Education, Inc.	Delayed Draw Term Loan	4/9/2029	(6,773)	—
Doc Generici (Diocle S.p.A.)	Delayed Draw Term Loan	10/26/2024	(1,195)	(141)
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2023	(18,700)	(187)
ENV BIDCO AB	Delayed Draw Term Loan	7/19/2029	(260)	—
Episerver, Inc.	Revolver	4/9/2026	(2,064)	(93)
Experity, Inc.	Revolver	2/24/2028	(1,495)	(30)
Foundation Risk Partners Corp.	Revolver	10/29/2027	(1,401)	—
Galway Borrower, LLC	Revolver	9/30/2027	(2,113)	(53)
Galway Borrower, LLC	Delayed Draw Term Loan	9/30/2023	(274)	—
GCX Corporation Buyer, LLC	Delayed Draw Term Loan	9/13/2023	(2,000)	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	9/15/2028	(883)	(26)
GI Ranger Intermediate, LLC	Revolver	10/29/2027	(1,080)	—
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/30/2028	(3,040)	—
Gigamon Inc.	Revolver	3/11/2028	(437)	(10)
Go Car Wash Management Corp.	Delayed Draw Term Loan	8/31/2023	(1,057)	—
GovernmentJobs.com, Inc.	Revolver	11/30/2027	(677)	(14)
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	(2,144)	(21)
GraphPAD Software, LLC	Revolver	4/27/2027	(2,124)	(32)
GraphPAD Software, LLC	Delayed Draw Term Loan	4/27/2027	(6,429)	(64)
Gruden Acquisition, Inc.	Delayed Draw Term Loan	7/1/2023	(2,100)	(26)
Gruden Acquisition, Inc.	Revolver	7/1/2026	(3,000)	(38)
Healthcomp Holding Company, LLC	Delayed Draw Term Loan	12/29/2023	(23,952)	—
Helix TS, LLC	Delayed Draw Term Loan	8/3/2023	(138)	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Helix TS, LLC	Delayed Draw Term Loan	6/14/2024	(767)	—
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	$(1,542)	$—
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2023	(3,390)	—
High Street Buyer, Inc.	Revolver	4/16/2027	(2,254)	(45)
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	(11,830)	—
IG Investments Holdings, LLC	Revolver	9/22/2027	(2,150)	—
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	(11,060)	(138)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	(347)	—
ISQ Hawkey Holdco, Inc.	Revolver	8/17/2028	(91)	(1)
ISQ Hawkey Holdco, Inc.	Delayed Draw Term Loan	8/17/2029	(90)	—
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	(1,897)	—
Jayhawk Buyer, LLC	Delayed Draw Term Loan	10/15/2026	(30)	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	(1,032)	(8)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	(1,145)	—
KPSKY Acquisition, Inc.	Delayed Draw Term Loan	10/19/2023	(143)	—
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	(15,684)	—
Legacy Intermediate, LLC	Revolver	2/25/2028	(958)	(10)
Legacy Intermediate, LLC	Delayed Draw Term Loan	2/25/2023	(2,000)	(20)
Linquest Corp.	Delayed Draw Term Loan	1/27/2023	(4,975)	(50)
Magnesium BorrowerCo, Inc.	Delayed Draw Term Loan	5/18/2029	(485)	(12)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/23/2026	(349)	—
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	(342)	—
Material Holdings, LLC	Revolver	8/17/2027	(918)	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2023	(1,802)	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	(230)	—
Monk Holding Co.	Delayed Draw Term Loan	8/12/2023	(2,038)	—
Monterey Financing S.à.r.l	Delayed Draw Term Loan	9/19/2029	(467)	—
MRI Software, LLC	Revolver	2/10/2026	(1,516)	(55)
MRI Software, LLC	Revolver	2/10/2026	(4,200)	(347)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	(49,175)	—
NDC Acquisition Corp.	Revolver	3/9/2027	(2,911)	—
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	3/1/2023	(26,585)	—
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	12/1/2023	(2,247)	—
Petrus Buyer Inc	Delayed Draw Term Loan	10/17/2029	(595)	(9)
Petrus Buyer Inc	Revolver	10/17/2029	(272)	(8)
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	(330)	(7)
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	10/1/2023	(20,703)	—
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/1/2027	(14,481)	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	(116)	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2029	(170)	—
Profile Products, LLC	Revolver	11/12/2027	(237)	—
Profile Products, LLC	Delayed Draw Term Loan	11/12/2027	(413)	(9)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	3/17/2023	(16,623)	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2029	$(333)	$—
Project Boost Purchaser, LLC	Revolver	5/2/2028	(591)	(3)
Project Boost Purchaser, LLC	Delayed Draw Term Loan	5/2/2029	(905)	—
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2023	(4,259)	—
Rally Buyer, Inc.	Revolver	7/19/2028	(110)	(2)
Rally Buyer, Inc.	Delayed Draw Term Loan	7/19/2028	(205)	(2)
Red River Technology, LLC	Delayed Draw Term Loan	5/26/2023	(25,880)	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	(133)	—
Relativity ODA, LLC	Revolver	5/12/2027	(3,292)	(49)
Relay Purchaser, LLC	Revolver	8/30/2026	(7,143)	(71)
RoadOne Inc	Delayed Draw Term Loan	12/30/2028	(255)	(4)
RoadOne Inc	Revolver	12/30/2028	(226)	—
Roadsafe Holdings, Inc.	Delayed Draw Term Loan	7/31/2023	(2,900)	—
RPBLS Midco, LLC	Delayed Draw Term Loan	4/1/2028	(20)	—
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	(6,452)	(65)
Safety Borrower Holdings LP	Revolver	9/1/2027	(373)	(4)
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2023	(29,731)	—
Sam Holding Co, Inc.	Revolver	3/24/2027	(5,500)	—
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	(294)	—
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2026	(399)	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/8/2028	(2,794)	(28)
Sherlock Buyer Corp.	Revolver	12/8/2027	(1,111)	(22)
Smile Doctors, LLC	Revolver	12/23/2027	(710)	—
Snoopy Bidco, Inc.	Delayed Draw Term Loan	6/1/2023	(15,786)	(237)
SpecialtyCare, Inc.	Revolver	6/18/2026	(614)	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/18/2023	(1,155)	—
Spitfire Parent, Inc.	Delayed Draw Term Loan	3/11/2027	(3,689)	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	(441)	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	(74)	—
The Fertility Partners, Inc.	Revolver	9/16/2027	(28)	—
The Fertility Partners, Inc.	Delayed Draw Term Loan	3/16/2024	(315)	—
The NPD Group L.P.	Revolver	12/1/2027	(7,729)	—
The NPD Group L.P.	Revolver	12/1/2027	(4,416)	(44)
Trader Corp.	Revolver	12/22/2028	(620)	(11)
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2023	(10,916)	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	(6,881)	(69)
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	12/21/2023	(1,433)	(14)
Triple Lift, Inc.	Revolver	5/6/2028	(4,747)	—
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	1/9/2023	(7,101)	(71)
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	(3,239)	—
Unified Physician Management, LLC	Revolver	6/18/2029	(241)	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Unified Physician Management, LLC	Delayed Draw Term Loan	6/18/2029	(77)	—
United Mutual Acquisition Holdings, LLC	Delayed Draw Term Loan	7/15/2028	$(1,275)	$—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	11/18/2023	(3,666)	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	(3,233)	(32)
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	(3,848)	—
West Monroe Partners, LLC	Revolver	11/9/2027	(1,443)	—
Westland Insurance Group LTD	Delayed Draw Term Loan	5/31/2023	(572)	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	(4,454)	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	(10,490)	—
Zendesk Inc	Delayed Draw Term Loan	11/22/2028	(361)	(5)
Zendesk Inc	Revolver	11/3/2028	(169)	(3)
Total unfunded commitments			$(690,256)	$(3,057)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of December 31, 2022 was 0.50%
(10)The interest rate floor on these investments as of December 31, 2022 was 0.75%
(11)The interest rate floor on these investments as of December 31, 2022 was 1.00%
(12)The interest rate floor on these investments as of December 31, 2022 was 1.25%.
(13)The interest rate floor on these investments as of December 31, 2022 was 1.50%
(14)The interest rate floor on these investments as of December 31, 2022 was 2.00%
(15)For unsettled positions the interest rate does not include the base rate.
(16)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2022, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2022, the Company’s non-controlled/affiliated investments were as follows:

	Fair value as of December 31, 2021	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of December 31, 2022	Dividend and Interest Income
Non-controlled/Affiliated Investments
Blackstone Donegal Holdings LP	$35,683	$3,879	$—	$17,022	$56,584	$—
Total	$35,683	$3,879	$—	$17,022	$56,584	$—

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
Investments - non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Corfin Holdings, Inc. (4)(11)	L +	6.00%	7.00%	12/27/2027		$271,375	$267,405	$270,697	6.09%
Linquest Corp. (4)(5)(7)(10)	L +	5.75%	6.50%	7/28/2028		17,456	17,082	17,057	0.38
MAG DS Corp. (11)	L +	5.50%	6.50%	4/1/2027		83,707	77,289	77,011	1.73
Maverick Acquisition, Inc. (4)(7)(11)	L +	6.00%	7.00%	6/1/2027		18,969	18,524	18,717	0.42
TCFI AEVEX, LLC (4)(7)(11)	L +	6.00%	7.00%	3/18/2026		112,572	110,659	101,424	2.28
							490,960	484,905	10.90
Air Freight & Logistics
AGI-CFI Holdings, Inc. (4)(10)	L +	5.50%	6.25%	6/11/2027		117,382	115,160	116,208	2.61
Livingston International, Inc. (4)(6)(10)	L +	5.50%	6.25%	4/30/2027		130,160	127,052	128,858	2.90
Mode Purchaser, Inc. (4)(11)	L +	6.25%	7.25%	12/9/2026		175,204	172,734	175,204	3.94
R1 Holdings, LLC (4)(7)(11)	L +	6.00%	7.00%	1/2/2026		60,540	59,948	60,540	1.36
RWL Holdings, LLC (4)(7)(10)	SOFR +	5.75%	6.50%	12/31/2028		24,315	23,768	23,764	0.53
SEKO Global Logistics Network, LLC (4)(5)(11)	E +	5.00%	6.00%	12/30/2026	EUR	1,863	2,128	2,118	0.05
SEKO Global Logistics Network, LLC (4)(5)(7)(11)	L +	5.00%	6.00%	12/30/2026		5,064	4,985	5,052	0.11
							505,775	511,746	11.50
Building Products
Fencing Supply Group Acquisition, LLC (4)(5)(11)	L +	6.00%	7.00%	2/26/2027		52,717	52,010	52,453	1.18
Jacuzzi Brands, LLC (4)(11)	L +	6.50%	7.50%	2/25/2025		94,817	93,867	94,817	2.13
L&S Mechanical Acquisition, LLC (4)(5)(7)(10)	L +	5.75%	6.50%	9/1/2027		12,755	12,514	12,500	0.28
Latham Pool Products, Inc. (8)	L +	6.00%	6.10%	6/18/2025		62,223	61,448	62,560	1.41
Lindstrom, LLC (4)(11)	L +	6.25%	7.25%	4/7/2025		122,220	120,954	122,220	2.75
Windows Acquisition Holdings, Inc. (4)(5)(11)	L +	6.50%	7.50%	12/29/2026		55,418	54,488	55,418	1.25
							395,281	399,969	9.00
Chemicals
Polymer Additives, Inc. (8)	L +	6.00%	6.13%	7/31/2025		24,177	23,457	23,585	0.53
VDM Buyer, Inc. (4)(8)	L +	6.75%	6.89%	4/22/2025	EUR	23,779	26,474	26,231	0.59
VDM Buyer, Inc. (4)(8)	L +	6.75%	6.88%	4/22/2025		62,449	61,761	60,575	1.36
							111,692	110,391	2.48

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies
Bazaarvoice, Inc. (4)(7)(8)	L +	5.75%	5.85%	5/7/2028	$208,736	$208,736	$208,736	4.69%
Java Buyer, Inc. (4)(7)(10)	L +	5.75%	6.50%	12/15/2027	4,019	3,891	3,891	0.09
JSS Holdings, Inc. (4)(10)	L +	6.00%	6.75%	12/17/2028	5,000	4,925	4,963	0.11
JSS Holdings, Inc. (4)(11)	L +	6.25%	7.25%	12/17/2028	288,815	285,148	286,649	6.45
Knowledge Pro Buyer, Inc. (4)(7)(10)	L +	5.75%	6.50%	12/10/2027	5,248	5,107	5,106	0.11
KPSKY Acquisition, Inc. (4)(7)(10)	L +	5.50%	6.25%	10/19/2028	21,914	21,477	21,476	0.48
The Action Environmental Group, Inc. (4)(7)(12)	L +	6.00%	7.25%	1/16/2026	117,131	114,946	113,473	2.55
Veregy Consolidated, Inc. (11)	L +	6.00%	7.00%	11/2/2027	21,099	20,610	21,152	0.48
						664,839	665,444	14.96
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(7)(11)	L +	5.00%	6.00%	12/31/2027	22,386	21,802	22,147	0.50
Containers & Packaging
Ascend Buyer, LLC (4)(7)(10)	L +	5.75%	6.50%	9/30/2028	19,400	18,995	18,980	0.43
Distributors
BP Purchaser, LLC (4)(10)	L +	5.50%	6.25%	12/10/2028	7,388	7,241	7,240	0.16
Bution Holdco 2, Inc. (4)(11)	L +	6.25%	7.25%	10/17/2025	74,059	73,123	73,503	1.65
Dana Kepner Company, LLC (4)(11)	L +	6.25%	7.25%	12/29/2026	63,945	62,880	64,104	1.44
Genuine Cable Group, LLC (4)(7)(10)	L +	5.75%	6.50%	11/2/2026	143,539	140,399	140,654	3.16
Marcone Yellowstone Buyer, Inc. (7)(10)	L +	5.50%	6.25%	12/23/2028	5,000	4,884	4,884	0.11
NDC Acquisition Corp. (4)(7)(11)	L +	5.75%	6.75%	3/9/2027	13,699	13,373	13,562	0.30
NDC Acquisition Corp. (4)(5)(7)(11) - Revolving Term Loan	L +	5.75%	6.75%	3/9/2027	214	133	180	0.00
Tailwind Colony Holding Corporation (4)(7)(11)	L +	7.50%	8.50%	11/13/2024	39,408	39,028	38,619	0.87
Unified Door & Hardware Group, LLC (4)(11)	L +	5.75%	6.75%	6/30/2025	95,336	93,908	94,860	2.13
						434,969	437,605	9.82
Diversified Consumer Services
Cambium Learning Group, Inc. (4)(7)(10)	L +	5.50%	6.25%	7/20/2028	315,160	312,049	315,160	7.09
Dreambox Learning Holding, LLC (4)(10)	L +	6.25%	7.00%	12/1/2027	7,087	6,937	6,945	0.16
Go Car Wash Management Corp. (4)(7)(11)	L +	5.75%	6.75%	12/31/2026	11,073	10,697	10,686	0.24
						329,683	332,791	7.49
Diversified Financial Services
Barbri Holdings, Inc. (4)(10)	L +	5.75%	6.50%	4/30/2028	60,563	59,349	59,957	1.35
SelectQuote, Inc. (4)(7)(10)	L +	5.00%	5.75%	11/5/2024	75,780	74,223	75,539	1.70
						133,572	135,496	3.05
Diversified Telecommunication Services
Point Broadband Acquisition, LLC (4)(7)(11)	L +	6.00%	7.00%	10/1/2028	87,231	84,655	84,559	1.90
Electric Utilities
Qualus Power Services Corp. (4)(7)(11)	L +	5.50%	6.50%	3/26/2027	32,126	31,352	31,745	0.71

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Electrical Equipment
Emergency Power Holdings, LLC (4)(5)(7)(11)	L +	5.50%	6.50%	8/17/2028		$65,000	$63,593	$63,513	1.43%
Radwell International, LLC (4)(6)(7)(10)	L +	5.50%	6.25%	7/13/2027		116,011	115,547	115,620	2.60
Shoals Holdings, LLC (4)(11)	L +	3.25%	4.25%	11/25/2026		84,359	82,607	84,781	1.91
							261,747	263,914	5.94
Electronic Equipment, Instruments & Components
Albireo Energy, LLC (4)(5)(7)(11)	L +	6.00%	7.00%	12/23/2026		110,153	108,127	108,195	2.43
Energy Equipment & Services
Abaco Energy Technologies, LLC (4)(11)	L +	7.50% (incl. 1.00% PIK)	8.50%	10/4/2024		48,391	47,597	47,544	1.07
Tetra Technologies, Inc. (4)(6)(11)	L +	6.25%	7.25%	9/10/2025		17,790	17,716	17,790	0.40
							65,314	65,333	1.47
Health Care Equipment & Supplies
CPI Buyer, LLC (4)(7)(10)	L +	5.50%	6.25%	11/1/2028		29,500	28,777	28,767	0.65
GCX Corporation Buyer, LLC (4)(5)(7)(10)	L +	5.50%	6.25%	9/13/2027		21,945	21,453	21,431	0.48
							50,230	50,198	1.13
Health Care Providers & Services
ACI Group Holdings, Inc. (4)(5)(7)(10)	L +	5.50%	6.25%	8/2/2028		109,290	106,643	107,682	2.42
ADCS Clinics Intermediate Holdings, LLC (4)(7)(11)	L +	6.25%	7.25%	5/7/2027		8,247	8,069	8,129	0.18
Canadian Hospital Specialties Ltd. (4)(5)(6)(7)(11)	L +	4.50%	5.50%	4/14/2028	CAD	27,052	21,291	21,430	0.48
Canadian Hospital Specialties Ltd. (4)(5)(6)(7)(11) - Revolving Term Loan	C +	5.25%	6.25%	4/14/2028	CAD	547	399	388	0.01
CCBlue Bidco, Inc. (4)(7)(10)	L +	6.25% (incl. 2.75% PIK)	7.00%	12/21/2028		9,728	9,515	9,514	0.21
Cross Country Healthcare, Inc. (4)(10)	L +	5.75%	6.50%	6/8/2027		29,545	29,010	29,250	0.66
DCA Investment Holdings, LLC (4)(7)(10)	L +	6.25%	7.00%	3/12/2027		24,471	24,128	24,203	0.54
Epoch Acquisition, Inc. (4)(11)	L +	6.75%	7.75%	10/4/2024		24,560	24,404	24,560	0.55
Healthcomp Holding Company, LLC (4)(5)(7)(11)	L +	5.75%	6.75%	10/27/2026		105,078	102,655	105,078	2.36
Jayhawk Buyer, LLC (4)(11)	L +	5.00%	6.00%	10/15/2026		154,227	151,312	152,685	3.43
Navigator Acquiror, Inc. (4)(7)(9)	L +	5.75%	6.25%	7/16/2027		201,924	200,061	200,915	4.52
Odyssey Holding Company, LLC (4)(11)	L +	5.75%	6.75%	11/16/2025		20,489	20,274	20,489	0.46
Onex Baltimore Buyer, Inc. (4)(7)(10)	L +	5.75%	6.50%	12/1/2027		28,977	28,368	28,364	0.64
Smile Doctors, LLC (4)(7)(10)	L +	5.75%	6.50%	12/1/2028		9,449	9,221	9,233	0.21
Snoopy Bidco, Inc. (4)(7)(10)	L +	6.00%	6.75%	6/1/2028		264,000	255,148	258,750	5.82
SpecialtyCare, Inc. (4)(5)(7)(11)	L +	5.75%	6.75%	6/18/2028		12,225	11,844	11,975	0.27
Stepping Stones Healthcare Services, LLC (4)(7)(10)	L +	5.75%	6.50%	1/2/2029		2,188	2,129	2,129	0.05
The GI Alliance Management, LLC (4)(11)	L +	6.25%	7.25%	11/4/2024		272,257	267,352	270,216	6.08
US Oral Surgery Management Holdco, LLC (4)(7)(10)	L +	5.50%	6.25%	11/18/2027		32,982	32,152	32,238	0.72

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
WHCG Purchaser III, Inc. (4)(5)(7)(10)	L +	5.75%	6.50%	6/22/2028		$46,608	$45,438	$45,352	1.02%
							1,349,412	1,362,579	30.63
Health Care Technology
Edifecs, Inc. (4)(11)	L +	7.00%	8.00%	9/21/2026		221,397	217,041	228,039	5.13
Edifecs, Inc. (4)(10)	L +	5.50%	6.25%	9/21/2026		13,703	13,437	13,428	0.30
GI Ranger Intermediate, LLC (4)(7)(10)	L +	6.00%	6.75%	10/29/2028		13,080	12,782	12,774	0.29
NMC Crimson Holdings, Inc. (4)(7)(10)	L +	6.00%	6.75%	3/1/2028		71,173	68,879	69,279	1.56
Project Ruby Ultimate Parent Corp. (10)	L +	3.25%	4.00%	3/3/2028		8,547	8,509	8,549	0.19
							320,649	332,069	7.47
Insurance
Alera Group, Inc. (4)(7)(10)	L +	5.50%	6.25%	9/30/2028		3,713	3,678	3,676	0.08
Benefytt Technologies, Inc. (4)(7)(10)	L +	6.00%	6.75%	8/12/2027		10,500	10,276	10,260	0.23
Foundation Risk Partners Corp. (4)(7)(10)	L +	5.75%	6.50%	10/29/2028		24,286	23,881	23,891	0.54
Galway Borrower, LLC (4)(5)(7)(10)	L +	5.25%	6.00%	9/24/2028		24,059	22,882	22,993	0.52
High Street Buyer, Inc. (4)(5)(7)(10)	L +	6.00%	6.75%	4/14/2028		49,854	48,869	48,741	1.10
Integrity Marketing Acquisition, LLC (4)(5)(7)(10)	L +	5.50%	6.25%	8/27/2025		113,724	112,245	113,109	2.54
Integrity Marketing Acquisition, LLC (4)(5)(11)	L +	5.75%	6.75%	8/27/2025		19,879	19,640	19,829	0.45
Jones Deslauriers Insurance Management, Inc. (5)(6)(7)(10)	C +	4.25%	5.00%	3/28/2028	CAD	68,239	53,248	53,799	1.21
PGIS Intermediate Holdings, LLC (4)(5)(7)(10)	L +	5.50%	6.25%	10/14/2028		3,373	3,288	3,290	0.07
SG Acquisition, Inc. (4)(9)	L +	5.00%	5.50%	1/27/2027		110,586	109,152	110,309	2.48
Tennessee Bidco Limited (4)(5)(6)(8)	L +	7.00%	7.15%	8/3/2028		63,529	61,854	61,623	1.39
Tennessee Bidco Limited (4)(5)(6)(7)(8)	S +	7.00%	7.05%	8/3/2028	GBP	25,848	33,898	33,663	0.76
Westland Insurance Group LTD (4)(5)(6)(11)	L +	7.00%	8.00%	1/5/2027		42,483	39,257	41,315	0.93
Westland Insurance Group LTD (4)(5)(6)(7)(11)	C +	7.00%	8.00%	1/5/2027	CAD	96,704	68,874	74,348	1.67
							611,042	620,848	13.97
Interactive Media & Services
Bungie, Inc. (4)(11)	L +	6.25%	7.25%	8/28/2024		47,200	46,824	47,200	1.06
Internet & Direct Marketing Retail
Donuts, Inc. (4)(11)	L +	6.00%	7.00%	12/29/2026		325,760	320,336	324,131	7.29
IT Services
AI Altius Bidco, Inc. (4)(5)(7)(10)	L +	5.50%	6.25%	12/13/2028		6,218	6,074	6,060	0.14
Inovalon Holdings, Inc. (4)(7)(10)	L +	5.75%	6.50%	11/24/2028		103,533	100,841	100,806	2.27
Razor Holdco, LLC (4)(10)	L +	5.75%	6.50%	10/25/2027		47,800	46,874	46,844	1.05
Red River Technology, LLC (4)(7)(11)	L +	6.00%	7.00%	5/26/2027		81,604	80,264	78,951	1.78
Turing Holdco, Inc. (4)(5)(6)(8)	L +	6.00%	6.13%	8/3/2028		8,437	8,192	8,184	0.18
Turing Holdco, Inc. (4)(5)(6)(7)(8)	L +	6.00%	6.00%	8/3/2028	EUR	10,880	12,062	11,860	0.27
							254,306	252,705	5.69

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Machinery
MHE Intermediate Holdings, LLC (4)(5)(7)(11)	L +	5.75%	6.75%	7/21/2027		$3,304	$3,236	$3,233	0.07%
Marine
Armada Parent, Inc. (4)(7)(10)	L +	5.75%	6.50%	10/29/2027		25,250	24,682	24,665	0.55
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc. (4)(6)(13)	L +	6.25%	7.75%	11/26/2024		150,862	149,549	150,862	3.39
Paper & Forest Products
Profile Products, LLC (4)(7)(10)	L +	5.50%	6.25%	11/12/2027		6,075	5,925	5,922	0.13
Professional Services
ALKU, LLC (4)(10)	L +	5.25%	6.00%	3/1/2028		79,643	78,914	79,245	1.78
ASP Endeavor Acquisition, LLC (4)(5)(9)	L +	6.50%	7.00%	5/3/2027		13,905	13,625	13,766	0.31
BPPH2 Limited (4)(5)(6)(8)	L +	6.75%	6.92%	3/2/2028	GBP	26,300	35,487	35,978	0.81
CFGI Holdings, LLC (4)(7)(10)	L +	5.25%	6.00%	11/1/2027		7,675	7,494	7,489	0.17
Clearview Buyer, Inc. (4)(5)(7)(10)	L +	5.25%	6.00%	8/26/2027		17,339	16,969	16,947	0.38
Guidehouse, Inc. (4)(5)(7)(10)	L +	5.50%	6.25%	10/16/2028		346,154	342,793	342,692	7.71
HIG Orca Acquisition Holdings, Inc. (4)(5)(7)(11)	L +	6.00%	7.00%	8/17/2027		33,523	32,833	32,761	0.74
IG Investments Holdings, LLC (4)(5)(7)(10)	L +	6.00%	6.75%	9/22/2028		47,676	46,726	47,375	1.07
Kaufman Hall & Associates, LLC (4)(7)(10)	L +	5.50%	6.25%	12/14/2028		19,500	19,063	19,060	0.43
Material Holdings, LLC (4)(5)(7)(10)	L +	5.75%	6.50%	8/19/2027		27,416	26,873	26,838	0.60
Sherlock Buyer Corp. (4)(7)(8)	L +	5.75%	5.75%	12/8/2028		8,638	8,417	8,415	0.19
Titan Investment Company, Inc. (4)(5)(8)	L +	5.75%	5.96%	3/20/2027		42,460	40,729	42,672	0.96
Trinity Air Consultants Holdings Corp. (4)(7)(10)	L +	5.25%	6.00%	6/29/2027		69,311	67,797	67,656	1.52
Trinity Partners Holdings, LLC (4)(7)(10)	L +	5.75%	6.50%	12/21/2028		4,658	4,551	4,551	0.10
West Monroe Partners, LLC (4)(7)(10)	L +	5.50%	6.25%	11/8/2028		15,009	14,715	14,709	0.33
							756,987	760,154	17.10
Real Estate Management & Development
Cumming Group, Inc. (4)(7)(11)	L +	6.00%	7.00%	5/26/2027		55,072	53,548	54,820	1.23
Progress Residential PM Holdings, LLC (4)(7)(10)	L +	6.25%	7.00%	2/16/2028		70,324	68,756	71,027	1.60
							122,304	125,846	2.83
Road & Rail
Gruden Acquisition, Inc. (4)(5)(7)(11)	L +	5.25%	6.25%	7/1/2028		26,198	25,482	25,429	0.57

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Software
AxiomSL Group, Inc. (4)(7)(11)	L +	6.00%	7.00%	12/3/2027		$42,545	$41,669	$41,571	0.93%
Connatix Buyer, Inc. (4)(5)(7)(10)	L +	6.00%	6.75%	7/14/2027		37,718	36,822	36,746	0.83
Diligent Corporation (4)(11)	L +	5.75%	6.75%	8/4/2025		59,550	58,861	59,103	1.33
Episerver, Inc. (4)(5)(7)(11)	L +	5.50%	6.50%	4/9/2026		9,742	9,587	9,565	0.22
Experity, Inc. (4)(5)(7)(10)	L +	5.50%	6.25%	7/22/2027		8,527	8,352	8,338	0.19
GovernmentJobs.com, Inc. (4)(7)(10)	L +	5.50%	6.25%	12/1/2028		5,000	4,866	4,865	0.11
GraphPAD Software, LLC (4)(7)(11)	L +	5.50%	6.50%	4/27/2027		26,853	26,453	26,488	0.60
LD Lower Holdings, Inc. (4)(7)(11)	L +	6.50%	7.50%	2/8/2026		93,400	91,866	92,466	2.08
Mandolin Technology Intermediate Holdings, Inc. (4)(5)(7)(9)	L +	3.75%	4.25%	7/6/2028		8,700	8,566	8,558	0.19
Medallia, Inc. (4)(10)	L +	6.75% PIK	7.50%	10/29/2028		296,542	290,819	290,611	6.53
Monk Holding Co. (4)(7)(10)	L +	5.75%	6.50%	12/1/2027		4,889	4,743	4,744	0.11
MRI Software, LLC (5)(7)(11)	L +	5.50%	6.50%	2/10/2026		28,117	27,946	28,094	0.63
Nintex Topco Limited (4)(6)(10)	L +	5.75%	6.50%	11/13/2028		34,475	33,799	33,786	0.76
Relativity ODA, LLC (4)(7)(11)	L +	7.50% PIK	8.50%	5/12/2027		19,323	18,842	18,984	0.43
Relay Purchaser, LLC (4)(5)(7)(10)	L +	6.00%	6.75%	8/30/2028		50,000	48,982	49,304	1.11
Spitfire Parent, Inc. (4)(5)(11)	L +	5.50%	6.50%	3/11/2027	EUR	10,448	12,406	11,762	0.26
Spitfire Parent, Inc. (4)(7)(11)	L +	5.50%	6.50%	3/11/2027		70,933	69,574	70,131	1.58
Stamps.com, Inc. (4)(10)	L +	5.75%	6.50%	10/5/2028		290,278	284,671	284,473	6.40
The NPD Group L.P. (4)(7)(10)	L +	6.00%	6.75%	11/9/2028		122,600	119,670	119,633	2.69
Triple Lift, Inc. (4)(7)(10)	L +	5.75%	6.50%	5/6/2028		48,755	47,732	48,114	1.08
							1,246,226	1,247,334	28.06
Specialty Retail
CustomInk, LLC (4)(11)	L +	6.21%	7.21%	5/3/2026		163,594	161,686	161,549	3.63
Technology Hardware, Storage & Peripherals
Lytx, Inc. (4)(11)	L +	6.75%	7.75%	2/28/2026		85,320	84,355	84,893	1.91
Trading Companies & Distributors
Porcelain Acquisition Corp. (4)(7)(11)	L +	6.00%	7.00%	4/30/2027		47,556	45,729	45,822	1.03
The Cook & Boardman Group, LLC (11)	L +	5.75%	6.75%	10/17/2025		49,712	49,421	48,494	1.09
							95,150	94,316	2.12

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)
Investments (1)	Reference Rate and Spread		Interest Rate (2)	Maturity Date	Par Amount/Units		Cost (3)	Fair Value	Percentage of Net Assets
First Lien Debt (continued)
Transportation Infrastructure
Capstone Logistics, LLC (7)(11)	L +	4.75%	5.75%	11/12/2027		$5,615	$5,575	$5,628	0.13%
Frontline Road Safety, LLC (4)(7)(10)	L +	5.75%	6.50%	5/3/2027		91,070	89,451	87,970	1.98
Helix TS, LLC (4)(7)(10)	L +	5.75%	6.50%	8/4/2027		36,193	35,514	35,469	0.80
Roadsafe Holdings, Inc. (4)(7)(11)	L +	5.75%	6.75%	10/19/2027		43,200	42,356	42,697	0.96
Safety Borrower Holdings LP (4)(5)(7)(11)	L +	5.75%	6.75%	9/1/2027		4,195	4,147	4,145	0.09
Sam Holding Co, Inc. (4)(7)(11)	L +	5.50%	6.50%	9/24/2027		38,305	37,372	37,323	0.84
Spireon, Inc. (4)(11)	L +	6.50%	7.50%	10/4/2024		22,733	22,601	22,733	0.51
TRP Infrastructure Services, LLC (4)(7)(11)	L +	5.50%	6.50%	7/9/2027		39,684	38,889	38,820	0.87
							275,905	274,783	6.18
Total First Lien Debt							9,563,051	9,621,939	216.36
Second Lien Debt
Construction & Engineering
COP Home Services TopCo IV, Inc. (4)(5)(11)	L +	8.75%	9.75%	12/31/2028		7,517	7,369	7,517	0.17
Health Care Providers & Services
Canadian Hospital Specialties Ltd. (4)(5)(6)(8)		8.75%	8.75%	4/15/2029	CAD	10,533	8,274	8,318	0.19
Jayhawk Buyer, LLC (4)(11)	L +	8.75%	9.75%	10/15/2027		5,183	5,089	5,118	0.12
							13,363	13,437	0.31
Industrial Conglomerates
Victory Buyer, LLC (4)(9)	L +	7.00%	7.50%	11/19/2028		9,619	9,523	9,523	0.21
Insurance
Jones Deslauriers Insurance Management, Inc. (5)(6)(7)(9)	C +	7.50%	8.00%	3/26/2029	CAD	25,495	19,778	20,295	0.46
IT Services
Inovalon Holdings, Inc. (4)(5)(10)	L +	10.50% PIK	11.25%	11/24/2033		9,182	8,909	8,907	0.20
Software
Mandolin Technology Intermediate Holdings, Inc. (4)(5)(9)	L +	6.50%	7.00%	7/6/2029		3,550	3,503	3,497	0.08
Total Second Lien Debt							62,445	63,175	1.43
Warrants
Software
Mermaid EquityCo L.P. - Class B Units (4)						4,551	865	7,645	0.17
Total Warrants							865	7,645	0.17
Equity
Aerospace & Defense
Corfin Holdco, Inc. - Common Stock (4)						2,137,866	4,767	9,535	0.21

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity (continued)
Air Freight & Logistics
AGI Group Holdings LP - A2 Units (4)				902	$902	$971	0.02%
Mode Holdings, L.P. - Class A-2 Common Units (4)				5,486,923	5,487	9,876	0.22
					6,389	10,847	0.24
Distributors
Box Co-Invest Blocker, LLC (4)				702,305	702	702	0.02
EIS Acquisition Holdings, LP - Class A Common Units (4)				6,292	3,358	6,764	0.15
					4,061	7,466	0.17
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests (4)				12,511,857	12,315	14,480	0.33
Deneb Ultimate Topco, LLC - Class A Units (4)				213	213	213	0.00
					12,528	14,693	0.33
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units (4)				6,930	5,877	5,877	0.13
Point Broadband Holdings, LLC - Class B Units (4)				369,255	1,053	1,052	0.02
					6,930	6,930	0.15
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units (4)				500	500	500	0.01
Health Care Providers & Services
Jayhawk Holdings, LP - A-1 Common Units (4)				2,201	392	579	0.01
Jayhawk Holdings, LP - A-2 Common Units (4)				1,185	211	312	0.01
					603	890	0.02
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest (4)				2,854,133	2,854	2,854	0.06
Professional Services
Guidehouse Holding Corp. - Preferred Equity (4)				15,440	15,133	15,789	0.36
OHCP V TC COI, LP. - LP Interest (4)				3,500,000	3,500	3,500	0.08
					18,633	19,289	0.44
Software
Connatix Parent, LLC - Class L Common Units (4)				42,045	462	462	0.01
Lobos Parent, Inc. - Series A Preferred Shares (4)				1,545	1,506	1,518	0.03
Mandolin Technology Holdings, Inc.- Series A Preferred Shares (4)				3,550	3,444	3,602	0.08
Mermaid Equity Co. L.P. - Class A-2 Common Units (4)				14,849,355	14,849	39,054	0.88
					20,261	44,637	1.00

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2021 (in thousands)
Investments (1)	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units	Cost (3)	Fair Value	Percentage of Net Assets
Equity (continued)
Specialty Retail
CustomInk, LLC - Series A Preferred Units (4)				384,520	$5,200	$6,272	0.14%
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units (4)				27,536	2,909	2,628	0.06
Ncp Helix Holdings, LLC. - Preferred Shares (4)				369	372	397	0.01
					3,281	3,025	0.07
Total Equity Investments					86,006	126,937	2.84
Total Investments - non-controlled/non-affiliated					9,712,367	9,819,696	220.80
Investments - non-controlled/affiliated
Equity
Insurance
Blackstone Donegal Holdings LP - LP Interests (Westland Insurance Group LTD) (4)(5)(6)(14)					32,759	35,683	0.80
Total Equity					32,759	35,683	0.80
Total Investments - non-controlled/affiliated					32,759	35,683	0.80
Total Investment Portfolio					9,745,126	9,855,379	221.59
Cash and Cash Equivalents
Other Cash and Cash Equivalents					102,879	102,879	2.31
Total Portfolio Investments, Cash and Cash Equivalents					$9,848,004	$9,958,258	223.90%
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2023	$39,937	$—
ACI Group Holdings, Inc.	Revolver	8/2/2027	11,567	(116)
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	881	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	1,301	(26)
AI Altius Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	1,302	(26)
Albireo Energy, LLC	Delayed Draw Term Loan	6/23/2022	33,799	—
Alera Group, Inc.	Delayed Draw Term Loan	9/30/2028	28	—
Armada Parent, Inc.	Delayed Draw Term Loan	10/29/2023	2,500	(25)
Armada Parent, Inc.	Revolver	10/29/2027	2,750	—
Ascend Buyer, LLC	Revolver	9/30/2027	1,617	—
AxiomSL Group, Inc.	Delayed Draw Term Loan	12/3/2027	2,949	(59)
AxiomSL Group, Inc.	Revolver	12/3/2025	3,221	(64)
Bazaarvoice, Inc.	Delayed Draw Term Loan	11/7/2022	32,212	—
Bazaarvoice, Inc.	Revolver	5/7/2026	28,662	—
Benefytt Technologies, Inc.	Delayed Draw Term Loan	8/12/2023	2,985	(30)
Monk Holding Co.	Delayed Draw Term Loan	8/12/2023	2,230	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	43,592	—
Canadian Hospital Specialties Ltd.	Delayed Draw Term Loan	4/14/2023	5,754	—
Canadian Hospital Specialties Ltd.	Revolver	4/14/2027	2,440	—
Capstone Logistics, LLC	Delayed Draw Term Loan	11/12/2027	338	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	1,920	—
CFGI Holdings, LLC	Delayed Draw Term Loan	11/2/2027	1,200	(12)
CFGI Holdings, LLC	Revolver	11/2/2027	1,050	(21)
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	3,668	—
Clearview Buyer, Inc.	Revolver	2/26/2027	449	—
Connatix Buyer, Inc.	Delayed Draw Term Loan	7/14/2023	10,900	(109)
Connatix Buyer, Inc.	Revolver	7/14/2027	5,431	—
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	1,331	—
CPI Buyer, LLC	Delayed Draw Term Loan	5/1/2023	8,747	—
CPI Buyer, LLC	Revolver	11/1/2026	3,214	(64)
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	27,409	—
Cumming Group, Inc.	Revolver	5/26/2027	11,576	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	3/12/2023	3,900	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2023	18,700	—
Episerver, Inc.	Revolver	4/9/2026	2,064	(31)
Experity, Inc.	Revolver	7/22/2027	948	(19)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2023	2,108	—
Foundation Risk Partners Corp.	Revolver	10/29/2027	2,382	(36)
Frontline Road Safety, LLC - A	Delayed Draw Term Loan	5/3/2027	3,419	—
Frontline Road Safety, LLC - B	Delayed Draw Term Loan	5/3/2022	26,351	—
Galway Borrower, LLC	Delayed Draw Term Loan	9/30/2023	35,620	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt (continued)
Galway Borrower, LLC	Revolver	9/30/2027	$19,017	$(380)
GCX Corporation Buyer, LLC	Delayed Draw Term Loan	9/13/2023	7,500	—
Genuine Cable Group, LLC	Delayed Draw Term Loan	4/1/2023	37,385	—
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/29/2023	2,000	(20)
GI Ranger Intermediate, LLC	Revolver	10/29/2027	1,200	(24)
Go Car Wash Management Corp.	Delayed Draw Term Loan	8/31/2023	12,715	—
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	2,144	—
GovernmentJobs.com, Inc.	Revolver	11/30/2027	677	(14)
GI Consilio Parent, LLC	Revolver	5/14/2026	4,200	—
GraphPAD Software, LLC	Delayed Draw Term Loan	4/27/2027	6,429	(64)
GraphPAD Software, LLC	Revolver	4/27/2027	2,124	—
Gruden Acquisition, Inc.	Delayed Draw Term Loan	7/1/2023	3,428	—
Gruden Acquisition, Inc.	Revolver	7/1/2026	3,000	(75)
Guidehouse, Inc.	Revolver	10/15/2027	27,395	—
Healthcomp Holding Company, LLC	Delayed Draw Term Loan	4/27/2022	28,515	—
Helix TS, LLC	Delayed Draw Term Loan	8/3/2023	16,420	—
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2023	6,210	(62)
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	1,481	—
High Street Buyer, Inc. - B	Delayed Draw Term Loan	4/16/2028	3,573	—
High Street Buyer, Inc.	Revolver	4/16/2027	2,254	(45)
IG Investments Holdings, LLC	Revolver	9/22/2027	1,791	—
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	11,060	(138)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	12,762	—
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	2,950	—
Java Buyer, Inc.	Revolver	12/15/2027	820	(16)
Jones Deslauriers Insurance Management, Inc.	Delayed Draw Term Loan	3/28/2022	15,248	—
Jones Deslauriers Insurance Management, Inc. (2nd Lien)	Delayed Draw Term Loan	3/28/2022	2,441	—
Kaufman Hall & Associates, LLC	Delayed Draw Term Loan	12/14/2023	4,960	(50)
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	2,121	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	784	—
KPSKY Acquisition, Inc.	Delayed Draw Term Loan	10/19/2023	1,188	—
L&S Mechanical Acquisition, LLC	Delayed Draw Term Loan	9/1/2022	4,088	—
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	15,684	—
Linquest Corp.	Delayed Draw Term Loan	1/27/2023	4,975	(50)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	1,200	—
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	12/23/2028	1,600	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2023	3,533	—
Material Holdings, LLC	Revolver	8/17/2027	1,484	—
Maverick Acquisition, Inc.	Delayed Draw Term Loan	6/1/2023	6,243	—
MHE Intermediate Holdings, LLC	Delayed Draw Term Loan	7/21/2023	170	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	268	(5)
MRI Software, LLC	Revolver	2/10/2026	1,516	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt (continued)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	$65,988	$—
NDC Acquisition Corp.	Revolver	3/9/2027	3,211	—
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	3/1/2023	31,400	(471)
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/30/2022	22,627	(665)
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	2/16/2022	16,623	—
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	12/1/2023	3,388	—
PGIS Intermediate Holdings, LLC	Delayed Draw Term Loan	10/16/2028	1,297	(13)
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	330	(2)
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	10/1/2023	39,309	(491)
Profile Products, LLC	Delayed Draw Term Loan	11/12/2027	1,340	—
Profile Products, LLC	Revolver	11/12/2027	893	(18)
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2023	5,917	—
R1 Holdings, LLC	Delayed Draw Term Loan	4/19/2022	8,886	—
Radwell International, LLC	Delayed Draw Term Loan	7/13/2023	9,740	—
Radwell International, LLC	Revolver	7/13/2027	11,458	—
Red River Technology, LLC	Delayed Draw Term Loan	5/26/2023	25,880	—
Relativity ODA, LLC	Revolver	5/12/2027	3,292	(49)
Relay Purchaser, LLC	Revolver	8/30/2026	7,143	(71)
Roadsafe Holdings, Inc.	Delayed Draw Term Loan	10/19/2022	7,100	—
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	6,452	(65)
Safety Borrower Holdings LP	Delayed Draw Term Loan	9/1/2022	932	—
Safety Borrower Holdings LP	Revolver	9/1/2027	373	(4)
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2023	33,600	—
Sam Holding Co, Inc.	Revolver	3/24/2027	6,000	(120)
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2022	800	(12)
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	600	—
SelectQuote, Inc.	Delayed Draw Term Loan	11/3/2022	16,067	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/8/2028	2,794	(28)
Sherlock Buyer Corp.	Revolver	12/8/2027	1,111	(22)
Smile Doctors, LLC	Delayed Draw Term Loan	12/21/2023	1,623	—
Smile Doctors, LLC	Revolver	12/21/2027	1,174	—
Snoopy Bidco, Inc.	Delayed Draw Term Loan	6/1/2023	86,000	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/18/2023	1,260	—
SpecialtyCare, Inc.	Revolver	6/18/2026	1,047	—
Spitfire Parent, Inc.	Delayed Draw Term Loan	9/4/2022	9,222	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	748	(7)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	371	—
Tailwind Colony Holding Corporation	Delayed Draw Term Loan	2/10/2022	3,752	—
TCFI AEVEX, LLC	Delayed Draw Term Loan	3/18/2022	1,579	—
TCFI AEVEX, LLC	Delayed Draw Term Loan	3/18/2022	30,445	(304)
Tennessee Bidco Limited - GBP	Delayed Draw Term Loan	8/3/2028	34,405	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2023	24,085	(241)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First and Second Lien Debt (continued)
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	$1,376	$—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	12/21/2023	1,380	(14)
Triple Lift, Inc.	Revolver	5/6/2028	7,698	(154)
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	1/9/2023	7,101	(71)
The Action Environmental Group, Inc.	Delayed Draw Term Loan	1/16/2026	29,158	—
The NPD Group L.P.	Revolver	12/1/2027	9,260	(86)
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	9,318	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	1/7/2022	12,338	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	3,233	(65)
Westland Insurance Group LTD	Delayed Draw Term Loan	7/5/2022	86,743	—
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	3,848	—
West Monroe Partners, LLC	Revolver	11/9/2027	1,443	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	20,425	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	6,723	(134)
Total First Lien Debt Unfunded Commitments			$1,407,311	$(4,688)

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

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Note 1. Organization
Blackstone Secured Lending Fund (together with its consolidated subsidiaries, the “Company”), is a Delaware statutory trust formed on March 26, 2018, and structured as an externally managed, non-diversified closed-end management investment company.  On October 26, 2018, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”).  In addition, the Company elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (a “RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the  rules and regulations promulgated thereunder, the “Code”).
The Company is externally managed by Blackstone Credit BDC Advisors LLC (the “Adviser”). Blackstone Alternative Credit Advisors LP (the “Administrator” and, collectively with its affiliates in the credit-focused business of Blackstone Inc. (“Blackstone”), “Blackstone Credit,” which, for the avoidance of doubt, excludes Harvest Fund Advisors LLC and Blackstone Insurance Solutions) provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the “Administration Agreement”). Blackstone Credit is part of the credit-focused platform of Blackstone and is the primary part of its Credit & Insurance reporting segment.
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
On October 31, 2018, the Company began its initial period of closing of capital commitments (“Initial Closing Period”) which ended on October 31, 2020. The Company commenced its loan origination and investment activities on November 20, 2018, the date of receipt of the initial drawdown from investors in the Private Offering (the “Initial Drawdown Date”). On September 8, 2021, the Company closed on its final outstanding Capital Commitments.
Effective on December 10, 2020, the Company changed its name from “Blackstone / GSO Secured Lending Fund” to “Blackstone Secured Lending Fund”.
On October 28, 2021, the Company priced its initial public offering (“IPO”) and the Company's shares began trading on the New York Stock Exchange (“NYSE”). See "Note 8. Net Assets" for further details.
Note 2. Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).
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
The Company consolidated the results of the Company’s wholly-owned subsidiaries which are considered to be investment companies.  As of December 31, 2022 and December 31, 2021, the Company's consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”), BGSL Big Sky Funding LLC (“Big Sky Funding”) and BGSL Investments LLC (“BGSL Investments”).
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
Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries, and is recorded within Net Realized gain (loss) on the Consolidated Statement of Operations.
The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period, and is recorded within Net unrealized appreciation (depreciation) on the Consolidated Statement of Operations.
Valuation of Investments
The Company is required to report its investments, including those for which current market values are not readily available, at fair value.
U.S. GAAP for an investment company requires investments to be recorded at fair value. The Company values its investments in accordance with ASC 820, Fair Value Measurements (“ASC 820”), which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date, and Rule 2a-5 under the 1940 Act.
Fair value is based on observable market prices or parameters or derived from such prices or parameters when such quotations are readily available. In accordance with Rule 2a-5 under the 1940 Act, a market quotation is "readily available" only when it is a quoted price (unadjusted) in active markets for identical instruments that a fund can access at the measurement date, provided that such a quotation is not considered to be readily available if it is not reliable. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. These market quotations are obtained from independent pricing services, if available; otherwise generally from at least two principal market makers or primary market dealers.
Where prices or inputs are not available or, in the judgment of the Board, not reliable, valuation techniques based on the facts and circumstances of the particular investment will be utilized. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity. In the absence of observable, reliable market prices, the Company values its investments using various valuation methodologies applied on a consistent basis.
An enterprise value (“EV”) analysis is generally performed to determine the value of equity investments, control debt investments and non-control debt investments that are credit-impaired, and to determine if debt investments are credit impaired. The Adviser will generally utilize approaches including the market approach, the income approach or both approaches, as appropriate, when calculating EV. The primary method for determining EV for non-control investments, and control investments without reliable projections, uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) or another key financial metric (e.g., such as revenues, cash flows or net income) (“Performance Multiple”). Performance Multiples are typically determined based upon a review of publicly traded comparable companies and market comparable transactions, if any. The second method for determining EV (and primary method for control investments with reliable projections) uses a discounted cash flow analysis whereby future expected cash flows and the anticipated terminal value of the portfolio company are discounted to determine a present value using estimated discount rates. The income approach is generally used when the Adviser has visibility into the long term projected cash flows of a portfolio company.
If debt investments are credit-impaired, which occurs when there is insufficient coverage under the enterprise value analysis through the respective investment’s position in the capital structure, the Adviser generally uses the enterprise value “waterfall” approach or a recovery method (if a liquidation or restructuring is deemed likely) to determine fair value. For debt investments that are not determined to be credit-impaired, the Adviser generally uses a market interest rate yield analysis to determine fair value. To determine fair value using a yield analysis, the expected cash flows are projected based on the contractual terms of the debt security and discounted back to the measurement date based on a market yield. A market yield is determined based upon an assessment of current and expected market yields for similar investments and risk profiles. The Company considers the current contractual interest rate, the maturity and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the enterprise value of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable. The fair value of loans with call protection is generally capped at par plus applicable prepayment premium in effect at the measurement date.
ASC 820 prioritizes the use of observable market prices derived from such prices. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities. The three levels of the fair value hierarchy are as follows:
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
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period, and these differences could be material. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.  See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Estimates.”
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date.

Derivative Instruments
The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated in hedge accounting relationships and all changes in fair value are recognized through current period gains or losses.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums.  Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method.  The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the years ended December 31, 2022, 2021 and 2020 the Company recorded $4.9 million, $60.9 million and $48.9 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
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
Non-Accrual Income
Loans are generally placed on non-accrual status when there is reasonable doubt whether principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.
Organization Expenses and Offering Expenses
Costs associated with the organization of the Company were expensed as incurred, subject to the limitations discussed below. These expenses consist primarily of legal fees and other costs of organizing the Company.

Costs associated with the Private Offering of the Company’s shares were capitalized as “deferred offering costs” on the Consolidated Statements of Assets and Liabilities and amortized over a twelve-month period from incurrence. These expenses consist primarily of legal fees and other costs incurred in connection with the Company’s continuous Private Offering of its shares. For the years ended December 31, 2022, 2021 and 2020, the Company accrued offering costs of $0.0 million, $0.0 million and $1.5 million, respectively.
The Company records expenses related to public equity offerings as a reduction of capital upon completion of an offering of registered securities. The costs associated with any renewals of a shelf registration statement will be expensed as incurred. For the year ended December 31, 2021, the Company incurred $1.6 million of offering costs relating to its IPO which were charged as a reduction of paid-in-capital. For the years ended December 31, 2022, and 2020, the Company incurred no offering costs.
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
For the years ended December 31, 2022, 2021 and 2020, the Company incurred $1.4 million, $2.4 million and $0.5 million, respectively, of U.S. federal excise tax.
Distributions
To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of the Company's tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.

Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact on its consolidated financial statements.
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
On October 18, 2021, the Company entered into an amended and restated investment advisory agreement (as amended and restated, the “Investment Advisory Agreement”), pursuant to which the Adviser manages the Company on a day-to-day basis. The Investment Advisory Agreement is substantially the same as the prior investment advisory agreement except, following the IPO, the incentive fee on income became subject to a twelve-quarter lookback quarterly hurdle rate of 1.50% as opposed to a single quarter measurement and became subject to an Incentive Fee Cap (as defined below) based on the Company’s Cumulative Net Return (as defined below). The amendment to the Investment Advisory Agreement does not result in higher fees (on a cumulative basis) payable to the Adviser than the fees that would have otherwise been payable to the Adviser under the original investment advisory agreement.
The Company pays the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee is borne by the shareholders. The initial term of the Investment Advisory Agreement was two years from October 1, 2018, and on May 6, 2020 and May 6, 2021, it was renewed and approved by the Board, including a majority of trustees who are not parties to the Investment Advisory Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) (the “Independent Trustees”), for a one-year period. On October 18, 2021, the Board approved the amended and restated Investment Advisory Agreement for an initial term ending May 31, 2022; on May 31, 2022, it was renewed and approved by the Board, including a majority of the Independent Trustees, for a one-year period. Unless earlier terminated, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board and by the vote of a majority of the Independent Trustees.
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
Base Management Fees
Starting from the completion of the IPO, the management fee pursuant to the Investment Advisory Agreement will be payable quarterly in arrears at an annual rate of 1.0% of the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. For purposes of the Investment Advisory Agreement, "gross assets" means the Company’s total assets determined on a consolidated basis in accordance with U.S. GAAP, excluding undrawn commitments but including assets purchased with borrowed amounts. The management fee was calculated for the quarter ended December

31, 2021, at a weighted rate calculated based on the fee rates applicable before and after the consummation of the IPO based on the number of days in the calendar quarter before and after the consummation of the IPO.
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
For the years ended December 31, 2022, 2021 and 2020, base management fees were $101.7 million, $62.4 million and $32.9 million, respectively, of which $25.4 million, $4.2 million and $0.0 million, respectively, were waived. As of December 31, 2022 and December 31, 2021, $18.6 million and $17.8 million, respectively, was payable to the Adviser relating to management fees.
Incentive Fees
The incentive fees consist of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains, each as described below:
(i) Income based incentive fees:
The first part of the incentive fee, an income based incentive fee, is calculated and payable quarterly in arrears based on the Company’s Pre-Incentive Fee Net Investment Income Returns as defined in the Investment Advisory Agreement.  Pre-Incentive Fee Net Investment Income returns means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee.  Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities)), accrued income that the Company has not yet received in cash.  Pre-incentive fee net investment income excludes any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The Company excludes the impact of expense support payments and recoupments from pre-incentive fee net investment income.
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

The Company pays the Adviser an income based incentive fee based on its aggregate pre-incentive fee net investment income, as adjusted as described above, from the calendar quarter then ending and the eleven preceding calendar quarters (such period, the “Trailing Twelve Quarters”).

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

For the income based incentive fee, the Company will pay the Adviser a quarterly incentive fee based on the amount by which (A) aggregate pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarters exceeds (B)

the hurdle amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the “Excess Income Amount”.

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
For the years ended December 31, 2022, 2021 and 2020, the Company accrued income based incentive fees of $97.2 million, $67.3 million and $42.0 million, respectively, of which $13.9 million $2.3 million and $0.0 million, respectively, were waived. As of December 31, 2022 and December 31, 2021, $24.8 million and $19.8 million, respectively, was payable to the Adviser for income based incentive fees.
For the years ended December 31, 2022, 2021 and 2020, the Company accrued capital gains incentive fees of $(11.9) million, $16.3 million, and $(3.1) million, respectively.
Administration Agreement
On October 1, 2018, the Company entered into an Administration Agreement with the Administrator. Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the United States Securities and Exchange Commission (“SEC”), preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Administrator may also offer to provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The initial term of the agreement was two years from October 1, 2018, and on May 6, 2020, May 6, 2021, and May 6, 2022, it was renewed and approved by the Board and a majority of the Independent Trustees for one-year periods. Unless earlier terminated, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is approved at least annually by (i) the vote of the Board or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Independent Trustees.
For providing these services, the Company will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, information technology, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the years ended December 31, 2022, 2021 and 2020.
For the years ended December 31, 2022, 2021 and 2020, the Company incurred $2.7 million, $2.4 million and $2.3 million, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statements of Operations. As of December 31, 2022 and December 31, 2021, $1.2 million and $1.1 million, respectively, was unpaid and included in “Due to affiliates” in the Consolidated Statements of Assets and Liabilities.
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

Expense Support and Conditional Reimbursement Agreement
On December 12, 2018, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser pursuant to which the Adviser was able to elect to pay certain expenses of the Company on the Company’s behalf (each, an “Expense Payment”), provided that no portion of the payment was used to pay any interest of the Company. Any Expense Payment that the Adviser committed to pay was to be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.
Pursuant to the Expense Support Agreement, following any calendar quarter in which Available Operating Funds (as defined below) exceeded the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (the “Excess Operating Funds”), the Company was required to pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar quarter were reimbursed. Any payments required to be made by the Company are referred to herein as a “Reimbursement Payment”. Available Operating Funds means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
The Expense Support Agreement terminated by its own terms on October 28, 2021.  The Company’s obligation to make Reimbursement Payments survived the termination of the Expense Support Agreement and may be made for a period of up to three years, in accordance with the terms of the Expense Support Agreement.  The Company’s obligation to make a Reimbursement Payment becomes a liability of the Company on the last business day of the applicable calendar quarter. As of December 31, 2022, there are no amounts subject to the Reimbursement Payment obligation.
As of December 31, 2022 and December 31, 2021, there was no unreimbursed Expense Payments. For the years ended December 31, 2022, 2021 and 2020, the Adviser made no Expense Payments. For the years ended December 31, 2022, 2021 and 2020, the Company made Reimbursement Payments related to Expense Payments by the Adviser of $0.0 million, $0.0 million and $1.5 million, respectively.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2022			December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$9,497,570	$9,419,963	97.95%	$9,563,051	$9,621,939	97.63%
Second lien debt	48,753	46,336	0.48	62,445	63,175	0.64
Equity	111,549	150,949	1.57	119,630	170,265	1.73
Total	$9,657,872	$9,617,248	100.00%	$9,745,126	$9,855,379	100.00%

The industry composition of investments at fair value was as follows:

	December 31, 2022	December 31, 2021
Aerospace & Defense	4.89%	5.02%
Air Freight & Logistics	4.68	5.30
Building Products	3.47	4.06
Chemicals	—	1.12
Commercial Services & Supplies	7.69	6.75
Construction & Engineering	0.43	0.30
Containers & Packaging	0.21	0.19
Distributors	5.12	4.52
Diversified Consumer Services	3.49	3.53
Diversified Financial Services	1.36	1.37
Diversified Telecommunication Services	1.13	0.93
Electrical Equipment	1.70	2.68
Electronic Equipment, Instruments & Components	1.10	1.10
Electric Utilities	0.34	0.32
Energy Equipment & Services	0.57	0.66
Health Care Equipment & Supplies	0.58	0.51
Health Care Providers & Services	11.66	13.97
Health Care Technology	3.92	3.37
Industrial Conglomerates	0.09	0.10
Insurance	8.10	6.87
Interactive Media & Services	—	0.48
Internet & Direct Marketing Retail	3.32	3.29
IT Services	2.84	2.68
Machinery	0.05	0.03
Marine	0.26	0.25
Media	0.07	—
Oil, Gas & Consumable Fuels	1.18	1.53
Paper & Forest Products	0.08	0.06
Pharmaceuticals	0.02	—
Professional Services	8.76	7.91
Real Estate Management & Development	0.74	1.28
Road & Rail	0.17	0.26
Software	14.72	13.22
Specialty Retail	1.77	1.70
Technology Hardware, Storage & Peripherals	0.84	0.86
Trading Companies & Distributors	1.01	0.96
Transportation Infrastructure	3.64	2.82
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$8,934,926	$8,893,051	92.47%	213.83%
Canada	510,599	520,368	5.41	12.51
Europe	212,347	203,829	2.12	4.90
Total	$9,657,872	$9,617,248	100.00%	231.24%

	December 31, 2021
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$9,214,101	$9,311,386	94.48%	209.36%
Canada	481,348	494,037	5.01	11.11
Europe	49,677	49,956	0.51	1.12
Total	$9,745,126	$9,855,379	100.00%	221.59%

As of December 31, 2022 and December 31, 2021, no loans in the portfolio were on non-accrual status.

As of December 31, 2022 and December 31, 2021, on a fair value basis, 99.9% and 99.9%, respectively, of our performing debt investments bore interest at a floating rate and 0.1% and 0.1%, respectively, of our performing debt investments bore interest at a fixed rate.
Note 5. Fair Value Measurements
The following table presents the fair value hierarchy of financial instruments:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$144,452	$9,275,511	$9,419,963
Second lien debt	—	—	46,336	46,336
Equity	—	—	150,949	150,949
Total	$—	$144,452	$9,472,796	$9,617,248

	December 31, 2021
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$333,755	$9,288,184	$9,621,939
Second lien debt	—	20,295	42,880	63,175
Equity	—	—	170,265	170,265
Total	$—	$354,050	$9,501,329	$9,855,379

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	For the Year Ended December 31, 2022
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$9,288,184	$42,880	$170,265	$9,501,329
Purchases of investments	934,505	5,949	12,400	952,854
Proceeds from principal repayments and sales of investments	(980,395)	—	(61,967)	(1,042,362)
Accretion of discount/amortization of premium	45,133	137	—	45,270
Net realized gain (loss)	(2,125)	—	41,486	39,361
Net change in unrealized appreciation (depreciation)	(118,465)	(2,630)	(11,235)	(132,330)
Transfers into Level 3 (1)	108,674	—	—	108,674
Transfers out of Level 3 (1)	—	—	—	—
Fair value, end of period	$9,275,511	$46,336	$150,949	$9,472,796
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2022 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$(119,180)	$(2,629)	$24,528	$(97,281)

	For the Year Ended December 31, 2021
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$4,728,478	$24,003	$32,844	$4,785,325
Purchases of investments	6,325,737	36,674	87,924	6,450,335
Proceeds from principal repayments and sales of investments	(1,958,487)	(17,900)	(932)	(1,977,319)
Accretion of discount/amortization of premium	49,034	429	—	49,463
Net realized gain (loss)	7,193	—	(303)	6,890
Net change in unrealized appreciation (depreciation)	43,692	(326)	50,732	94,098
Transfers into Level 3 (1)	349,297	—	—	349,297
Transfers out of Level 3 (1)	(256,760)	—	—	(256,760)
Fair value, end of period	$9,288,184	$42,880	$170,265	$9,501,329
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2021 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$87,057	$221	$51,165	$138,443
(1)For the years ended December 31, 2022 and 2021, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.

The following table presents quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. The table is not intended to be all-inclusive but instead captures the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$9,037,133	Yield analysis	Discount rate	6.83%	19.84%	10.13%
	238,378	Market quotations	Broker quoted price	82.00	96.75	94.19
	9,275,511
Investments in second lien debt	46,336	Yield analysis	Discount rate	10.43%	14.25%	12.60%
Investments in equity	105,782	Market approach	Performance multiple	5.50x	29.00x	13.41x
	22,481	Option pricing model	Expected volatility	30.00%	50.00%	43.46%
	22,686	Yield analysis	Discount rate	11.31%	13.75%	12.74%
	150,949
Total	$9,472,796

	December 31, 2021
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$9,112,573	Yield analysis	Discount rate	4.68%	9.99%	7.52%
	175,611	Market quotations	Broker quoted price	99.75	100.50	99.93
	9,288,184
Investments in second lien debt	42,880	Yield analysis	Discount rate	8.15%	13.04%	10.02%
Investments in warrant	7,645	Option pricing model	Expected volatility	25.00%	25.00%	25.00%
Investments in equity	120,301	Market approach	Performance multiple	7.25x	31.28x	12.67x
	11,152	Option pricing model	Expected volatility	30.00%	49.00%	37.19%
	31,167	Yield analysis	Discount rate	10.89%	12.19%	11.81%
	162,620
Total	$9,501,329
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

Financial Instruments Not Carried at Fair Value
Debt

The fair value of the Company’s Jackson Hole Funding, Breckenridge Funding and Big Sky Funding credit facilities and Revolving Credit Facility, which would be categorized as Level 3 within the fair value hierarchy, as of December 31, 2022 and December 31, 2021, approximates their carrying value as the credit facilities have variable interest based on selected short term rates.

The fair value of the Company’s 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes (as defined in Note 6), which would be categorized as Level 2 within the fair value hierarchy, as of December 31, 2022 was $397.5 million, $740.2 million, $619.1 million, $546.1 million and $522.8 million, respectively. As of December 31, 2021, was $412.5 million, $835.4 million, $700.6 million, $633.1 million and $634.2 million, respectively.
Other

The carrying amounts of the Company’s other assets and liabilities approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
Note 6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2022 and December 31, 2021, the Company’s asset coverage was 174.8% and 180.2%, respectively.
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
As of December 31, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.
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
Advances under the Jackson Hole Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advances (which is the three-month term SOFR for dollar advances), plus the applicable margin of 2.375% per annum for certain foreign currency advances to 2.525% per annum for dollar advances. Jackson Hole

Funding pays a commitment fee of 0.60% per annum on the average daily unused amount of the financing commitments until November 16, 2023.

The maximum commitment amount of the Jackson Hole Funding Facility as of December 31, 2022 is $400 million. The Jackson Hole Funding Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Jackson Hole Funding Facility to up to $900 million. Proceeds from borrowings under the Jackson Hole Funding Facility may be used to fund portfolio investments by Jackson Hole Funding and to make advances under delayed draw term loans where Jackson Hole Funding is a lender. The period during which Jackson Hole Funding may make borrowings under the Jackson Hole Funding Facility expires on November 16, 2023 and the Jackson Hole Funding Facility is scheduled to mature on May 16, 2025.
Breckenridge Funding Facility
On December 21, 2018, Breckenridge Funding, the Company’s wholly-owned subsidiary that holds primarily syndicated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended on June 11, 2019, August 2, 2019, September 27, 2019, April 13, 2020, October 5, 2021, February 28, 2022, and May 19, 2022, and as further amended from time to time, the “Breckenridge Funding Facility”) with BNP Paribas (“BNP”). BNP serves as administrative agent, Wells Fargo Bank, National Association serves as collateral agent and the Company serves as servicer under the Breckenridge Funding Facility.
Advances under the Breckenridge Funding Facility bear interest at a per annum rate equal to the three-month Term SOFR (or other Base Rate) in effect, plus an applicable margin of 1.70%, 2.05% or 2.30% per annum, as applicable, depending on the nature of the advances being requested under the facility. Breckenridge Funding pays a commitment fee of 0.70% per annum if the unused facility amount is greater than 50% or 0.35% per annum if the unused facility amount is less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments until December 21, 2024, in addition to certain other fees as agreed between Breckenridge Funding and BNP.

Proceeds from borrowings under the Breckenridge Funding Facility may be used to fund portfolio investments by Breckenridge Funding and to make advances under delayed draw and revolving loans where Breckenridge Funding is a lender. The period during which Breckenridge Funding may make borrowings under the Breckenridge Funding Facility for the remaining commitment amounts expires on December 21, 2024 and the Breckenridge Funding Facility is scheduled to mature on December 21, 2026.
Big Sky Funding Facility
On December 10, 2019, Big Sky Funding, the Company’s wholly-owned subsidiary, entered into a senior secured revolving credit facility (which was subsequently amended on December 30, 2020 and September 30, 2021, and amended and restated on June 29, 2022, and as further amended from time to time, the (“Big Sky Funding Facility”) with Bank of America, N.A. (“Bank of America”). Bank of America serves as administrative agent, Wells Fargo Bank, N.A. serves as collateral administrator and the Company serves as manager under the Big Sky Funding Facility.
Advances under the Big Sky Funding Facility bear interest at a per annum rate equal to the one-month Term SOFR in effect, plus the applicable margin of 1.80% per annum. Big Sky Funding is required to utilize a minimum percentage of 80% of the financing commitments. Unused amounts below such minimum utilization amount accrue a fee at a rate of 1.60% per annum. In addition, Big Sky Funding pays an unused fee of 0.45% per annum on the daily unused amount of the financing commitments in excess of the minimum utilization amount, commencing three months after the closing date of the Big Sky Funding Facility.

Proceeds from borrowings under the Big Sky Funding Facility may be used to fund portfolio investments by Big Sky Funding and to make advances under revolving loans or delayed draw term loans where Big Sky Funding is a lender. The Big Sky Funding Facility is scheduled to mature on September 30, 2024.
Revolving Credit Facility
On June 15, 2020, the Company entered into a senior secured revolving credit facility (which was most recently amended and restated on June 28, 2022 and as further amended from time to time, the “Revolving Credit Facility”) with Citibank, N.A. (“Citi”). Citi serves as administrative agent and collateral agent.

The Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. The Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $175 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries in the ordinary course of business. Availability of the revolver under the Revolving Credit Facility will terminate on June 28, 2026 and all amounts outstanding under the Revolving Credit Facility must be repaid by June 28, 2027 pursuant to an amortization schedule.

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
As of December 31, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
Unsecured Notes
The Company issued unsecured notes, as further described below: 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes which are collectively referred to as the “Unsecured Notes”.
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
As of December 31, 2022 and December 31, 2021, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.

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

The New 2026 Notes will mature on September 16, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the New 2026 Notes Indenture. The New 2026 Notes bear interest at a rate of 2.750% per year payable semi-annually on March 16 and September 16 of each year, commencing on September 16, 2021. The New 2026 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the New 2026 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
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
The Company’s outstanding debt obligations were as follows:

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility (3)	$400,000	$360,019	$360,019	$39,981	$39,981
Breckenridge Funding Facility	825,000	825,000	825,000	—	—
Big Sky Funding Facility	500,000	499,606	499,606	394	394
Revolving Credit Facility (4)	1,625,000	678,378	678,378	946,622	936,004
2023 Notes (5)	400,000	400,000	398,850	—	—
2026 Notes (5)	800,000	800,000	794,559	—	—
New 2026 Notes (5)	700,000	700,000	693,432	—	—
2027 Notes (5)	650,000	650,000	638,669	—	—
2028 Notes (5)	650,000	650,000	639,202	—	—
Total	$6,550,000	$5,563,003	$5,527,715	$986,997	$976,379
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in U.S. dollars (USD) or certain other permitted currencies. As of December 31, 2022, the Company had no borrowings denominated in currencies other than USD.
(4)Under the Revolving Credit Facility, the Company may borrow in USD or certain other permitted currencies. As of December 31, 2022, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 355.9 million
•Euros (EUR) 97.9 million
•British Pounds (GBP) 66.6 million
(5)The carrying value as of December 31, 2022 of the following debt obligations of the Company are presented net of the following unamortized debt issuance costs:
•2023 Notes - $1.2 million
•2026 Notes - $5.4 million
•New 2026 Notes - $6.6 million
•2027 Notes - $11.3 million and
•2028 Notes $10.8 million.

	December 31, 2021
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility (3)	$400,000	$361,007	$361,007	$38,993	$38,993
Breckenridge Funding Facility	825,000	568,680	568,680	256,320	256,320
Big Sky Funding Facility	500,000	499,606	499,606	394	394
Revolving Credit Facility (4)	1,325,000	915,035	915,035	409,965	271,585
2023 Notes (5)	400,000	400,000	396,702	—	—
2026 Notes (5)	800,000	800,000	792,757	—	—
New 2026 Notes (5)	700,000	700,000	691,662	—	—
2027 Notes (5)	650,000	650,000	635,860	—	—
2028 Notes (5)	650,000	650,000	637,324	—	—
Total	$6,250,000	$5,544,328	$5,498,633	$705,672	$567,292
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in USD or certain other permitted currencies. As of December 31, 2021, the Company had borrowings denominated in Euros (EUR) of $23.3 million.
(4)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2021,the Company had borrowings denominated in the following currencies:
•Canadian Dollars (CAD) $256.3 million
•Euros (EUR) $18.6 million
•British Pounds (GBP) $49.8 million
(5)The carrying value as of December 31, 2021 of the following debt obligations of the Company are presented net of the following unamortized debt issuance costs:
•2023 Notes - $3.3 million
•2026 Notes - $7.2 million
•New 2026 Notes - $8.3 million
•2027 Notes - $14.1 million
•2028 Notes - $12.7 million
As of December 31, 2022 and December 31, 2021, $44.5 million and $38.6 million, respectively, of interest expense and $0.8 million and $0.5 million, respectively, of unused commitment fees were included in interest payable. For the years ended December 31, 2022, 2021 and 2020, the weighted average interest rate on all borrowings outstanding was 3.46%, 2.92%, and 3.26%, including unused fees and accretion of net discounts on unsecured debt), respectively, and the average principal debt outstanding was $5,732.6 million, $4,000.8 million and $1,902.7 million, respectively.
The components of interest expense were as follows:

	For the Year Ended December 31,
	2022	2021	2020
Borrowing interest expense	$187,035	$107,900	$57,437
Facility unused fees	2,132	2,785	3,374
Amortization of financing costs and debt issuance costs	5,157	3,568	3,993
Accretion of original issue discount	9,255	6,216	1,145
Total Interest Expense	$203,579	$120,469	$65,949
Cash paid for interest expense	$182,152	$94,552	$51,918
Note 7. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements.  As of December 31, 2022 and December 31, 2021 the Company had unfunded delayed draw terms loans and revolvers in the aggregate principal amount of $690.3 million and $1,407.3 million, respectively.

Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle's allocation may change prior to the date of funding. In this regard, as of December 31, 2022 and December 31, 2021, the Company estimates that $16.5 million and $290.5 million, respectively, of investments that were committed but not yet funded.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2022 and December 31, 2021, management is not aware of any pending or threatened litigation.
Note 8. Net Assets
Shares Issued
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
There have been no shares issued for the year ended December 31, 2022, other than those issued through the Company's dividend reinvestment program. The following table summarizes the total shares issued and proceeds received related to the Company’s capital drawdowns and IPO for the year ended December 31, 2021 (dollars in millions except share amounts):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
June 8, 2021	13,869,637	$357.0
September 8, 2021	13,723,035	356.3
November 2021 (1)	10,557,000	264.4
Total	38,149,672	$977.7
(1)Includes proceeds (net of any underwriting fees) from our initial public offering and the underwriter's exercise of the over-allotment option.
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
Distributions
The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2022 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
October 18, 2021	January 18, 2022	May 13, 2022	$0.1000	$16,927	(1)
October 18, 2021	March 16, 2022	May 13, 2022	0.1500	25,454	(1)
February 23, 2022	March 31, 2022	May 13, 2022	0.5300	89,937
October 18, 2021	May 16, 2022	August 12, 2022	0.2000	33,995	(1)
May 2, 2022	June 30, 2022	August 12, 2022	0.5300	89,169
October 18, 2021	July 18, 2022	November 14, 2022	0.2000	32,976	(1)
August 30, 2022	September 30, 2022	November 14, 2022	0.6000	97,094
November 2, 2022	December 30, 2022	January 31, 2023	0.6000	96,882
Total distributions			$2.9100	$482,434
(1)Represents a special distribution.

The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2021 (dollars in thousands except per share amounts):

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
(1)Represents a special distribution.
Dividend Reinvestment
The Company has adopted a dividend reinvestment plan (“DRIP”), pursuant to which it reinvests all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash. As a result, if the Board and the Company declares, a cash dividend or other distribution, then the Company’s shareholders who have not opted out of its dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Starting from the consummation of the IPO, the number of shares to be issued to a shareholder is determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the market price per common share at the close of regular trading on the NYSE on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed NAV per share, the Company will issue shares at the greater of (i) the most recently computed NAV per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed NAV per share). For example, if the most recently computed NAV per share is $25.00 and the market price on the payment date of a cash dividend is $24.00 per share, the Company will issue shares at $24.00 per share. If the most recently computed NAV per share is $25.00 and the market price on the payment date of a cash dividend is $27.00 per share, the Company will issue shares at $25.65 per share (95% of the current market price). If the most recently computed NAV per share is $25.00 and the market price on the payment date of a cash dividend is $26.00 per share, the Company will issue shares at $25.00 per share.
Shareholders who receive distributions in the form of shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, since their cash distributions will be reinvested, those shareholders will not receive cash with which to pay any applicable taxes. The Company intends to use newly issued shares to implement the plan.
Pursuant to our dividend reinvestment plan, the following table summarizes the amounts and shares issued to shareholders who have not opted out of the Company’s DRIP during the year ended December 31, 2022 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 31, 2022	$11,469	417,379
May 13, 2022	16,501	640,829
August 12, 2022	11,470	455,148
November 14, 2022	12,942	541,489
Total distributions	$52,382	2,054,845

The following table summarizes the amounts and shares issued to shareholders who have not opted out of the Company's DRIP during the year ended December 31, 2021 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 29, 2021	$11,179	443,639
May 14, 2021	8,674	339,398
August 13, 2021	9,142	352,656
November 12, 2021	9,944	327,082
Total distributions	$38,939	1,462,775

The following table summarizes the amounts and shares issued to shareholders who have not opted out of the Company's DRIP during the year ended December 31, 2020 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 30, 2020	$2,882	112,302
May 15, 2020	4,244	194,694
August 14, 2020	5,437	229,591
November 13, 2020	6,182	248,194
Total distributions	$18,745	784,781

Share Repurchase Plan

In October 2021, our Board approved a share repurchase plan (the “Company 10b5-1 Plan”), to acquire up to approximately $262 million (representing the net proceeds from the IPO) in the aggregate of our common shares at prices below our NAV per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act.  The Company 10b5-1 Plan terminated by its own terms in November 2022.

The following table summarizes the shares repurchased under the Company 10b5-1 Plan during the year ended December 31, 2022 (dollars in thousands except share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 - April 30, 2022	—	$—	—	$262,000
May 1 - May 31, 2022	774,558	$25.24	774,558	$242,447
June 1 - June 30, 2022	1,313,782	$24.49	1,313,782	$210,275
July 1 - July 31, 2022	2,394,113	$23.20	2,394,113	$154,736
August 1 - August 31, 2022	2,223,389	$24.22	2,223,389	$100,886
September 1 - September 30, 2022	2,251,657	$24.14	2,251,657	$46,527
October 1 - October 31, 2022	2,002,432	$23.67	2,002,432	$—
Total Repurchases	10,959,931		10,959,931

For the years ended December 31, 2021 or December 31, 2020, the Company did not repurchase any of its shares under the Share Repurchase Plan.

Shareholder Transfer Restrictions

For shareholders who held common shares prior to the IPO, without the consent of the Adviser:

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

Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For The Year Ended December 31,
	2022	2021	2020
Net increase (decrease) in net assets resulting from operations	$404,556	$460,422	$218,638
Weighted average shares outstanding (basic and diluted)	166,072,919	144,510,122	95,333,867
Earnings (loss) per share (basic and diluted)	$2.44	$3.19	$2.29

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
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the years ended December 31, 2022, 2021 and 2020, permanent differences were as follows:

	For The Year Ended December 31,
	2022	2021	2020
Undistributed net investment income (loss)	$60,532	$(17,556)	$(24,912)
Accumulated net realized gain (loss)	(58,963)	19,994	26,938
Paid In Capital	$1,569	$(2,438)	$(2,026)
During the years ended December 31, 2022, 2021 and 2020, permanent differences were principally related to $1.4 million, $2.4 million and $0.5 million, respectively, of U.S. federal excise taxes and $0.2 million, $0.0 million and $1.5 million, respectively, of non-deductible offering costs.
For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of December 31, 2022, 2021 and 2020, the post-October capital losses elected by the Company to defer, and as such deemed to arise on January 1, 2023, are as follows:

	For The Year Ended December 31,
	2022	2021	2020
Post-October capital loss deferral - short term	$—	$—	$—
Post-October capital loss deferral - long term	—	—	4,293
Net post-October capital loss deferrals	$—	$—	$4,293

The following reconciles the increase in net assets resulting from operations to taxable income for the years ended December 31, 2022, 2021 and 2020:

	For The Year Ended December 31,
	2022 (1)	2021	2020
Net increase (decrease) in net assets resulting from operations	$404,556	$460,422	$218,638
Net unrealized (appreciation) depreciation	122,149	(104,178)	16,582
Realized gain (losses) for tax not included in book income	(60)	310	(41)
Nondeductible capital gains incentive fee	(11,883)	16,312	(3,141)
Other nondeductible expenses and excise taxes	1,542	2,412	2,026
Net post-October capital loss deferral (reversal)	—	(4,293)	4,293
Taxable/distributable income	$516,304	$370,985	$238,357
(1)Tax information for the fiscal year ended December 31, 2022 is estimated and is not considered final until the Company files its tax return.
The components of accumulated gains / losses as calculated on a tax basis for the years ended December 31, 2022, 2021 and 2020 are as follows:

	For The Year Ended December 31,
	2022	2021	2020
Distributable ordinary income	$104,577	$104,080	$32,419
Distributable capital gains	37,000	3,229	—
Other temporary book/tax differences	(5,506)	(17,389)	(5,369)
Net unrealized appreciation/(depreciation) on investments	(10,194)	109,941	10,431
Total accumulated under-distributed (over-distributed) earnings	$125,877	$199,861	$37,481
The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2022, December 31, 2021 and December 31, 2020 were as follows:

	For The Year Ended December 31,
	2022	2021	2020
Gross unrealized appreciation	$88,353	$132,173	$58,871
Gross unrealized depreciation	(129,296)	(22,232)	(48,439)
Net unrealized appreciation (depreciation)	$(40,943)	$109,941	$10,432

Tax cost of investments	$9,658,192	$9,855,692	$5,575,511

During the year ended December 31, 2022, $470.0 million and $12.4 million of the dividends declared were derived from ordinary income and capital gains, respectively, as determined on a tax basis.

All of the dividends declared during the years ended December 31, 2021 and December 31, 2020 were derived from ordinary income, as determined on a tax basis.

BGSL Investments, a wholly-owned subsidiary that was formed in 2019, is a Delaware LLC which has elected to be treated as a corporation for U.S. tax purposes. As such, BGSL Investments is subject to U.S. Federal, state and local taxes. For the Company's tax year ended December 31, 2022, BGSL Investments activity did not result in a material provision for income taxes.

Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.

Note 11. Financial Highlights
The following are the financial highlights for the years ended December 31, 2022, 2021, 2020, 2019, and for the period ended December 31, 2018:

	For The Year Ended December 31,				For the Period Ended December 31,
	2022	2021	2020	2019	2018 (6)
Per Share Data(1):
Net asset value, beginning of period	$26.27	$25.20	$26.02	$24.57	$25.00
Net investment income	2.91	2.43	2.51	2.18	0.17
Net unrealized and realized gain (loss)	(0.47)	0.76	(0.22)	0.96	(0.57)
Net increase (decrease) in net assets resulting from operations	2.44	3.19	2.29	3.14	(0.40)
Distributions declared (2)	(2.91)	(2.03)	(2.30)	(2.00)	—
Net increase (decrease) in net assets from capital share transactions	0.13	(0.09)	(0.81)	0.31	$(0.03)
Total increase (decrease) in net assets	(0.34)	1.07	(0.82)	1.45	(0.43)
Net asset value, end of period	$25.93	$26.27	$25.20	$26.02	$24.57
Shares outstanding, end of period	160,362,861	169,274,033	129,661,586	64,289,742	9,621,319
Total return based on NAV (3)	10.26%	12.63%	6.46%	14.43%	(1.72)%
Total return based on market value (4)	(26.12)%	32.05%	N/A	N/A	N/A
Ratios:
Ratio of net expenses to average net assets (5)	8.41%	7.24%	6.50%	8.50%	8.89%
Ratio of net investment income to average net assets (5)	11.10%	9.33%	10.37%	8.46%	6.07%
Portfolio turnover rate	9.87%	35.40%	46.80%	31.49%	—%
Supplemental Data:
Net assets, end of period	$4,158,966	$4,447,479	$3,267,809	$1,673,117	$236,365
Asset coverage ratio	174.8%	180.2%	230.0%	215.1%	227.8%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 8).
(3)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the Company's dividend reinvestment plan) divided by the beginning NAV per share. Total return does not include sales load.
(4)Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. The beginning market value per share is based on the initial public offering price of $26.15 per share and not annualized.
(5)Amounts are annualized except for expense support amounts relating to organizational costs mounts are annualized except for organizational costs and management fee and income based incentive fee waivers by the Adviser (refer to Note 3). For the years ended December 31, 2022, 2021, 2020, 2019, and the period ended December 31, 2018, the ratio of total operating expenses to average net assets was 9.31%, 7.42%, 6.43%, 8.47%, and 14.09%, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser which represented (0.90)%, (0.17)%, (0.07)%, (0.03)%, and 5.20%, respectively, of average net assets.
(6)The period ended December 31, 2018 represents the period from November 20, 2018 (commencement of operations) to December 31, 2018.

Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements.  There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of December 31, 2022, except as discussed below.
In February 2023, our Board authorized a share repurchase plan, under which we may repurchase up to $250 million in the aggregate of our outstanding common shares in the open market at prices below our NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.
On February 27, 2023, the Board declared a distribution of $0.70 per share, which is payable on April 27, 2023, to shareholders of record as of March 31, 2023.

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
(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(c) Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which is set forth under the heading “Report of Independent Registered Public Accounting Firm” on the following page.
(d) Changes in Internal Controls Over Financial Reporting
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Trustees of Blackstone Secured Lending Fund:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Blackstone Secured Lending Fund and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022 of the Company and our report dated February 27, 2023, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 27, 2023

Item 9B. Other Information.
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act require an issuer to disclose in its annual and quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran. We are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 under the Exchange Act) knowingly engaged in certain specified activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by United States' economic sanctions during the period covered by the report. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Neither Blackstone Credit nor any of its controlled affiliates or subsidiaries knowingly engaged in any of the specified activities relating to Iran or otherwise engaged in any activities associated with Iran during the reporting period. However, because the SEC defines the term “affiliate” broadly, it includes any person or entity that is under common control with us as well as any entity that controls us or is controlled by us.
Blackstone, which may be considered our affiliate, included the disclosure reproduced below in its Form 10-K for the fiscal year ended December 31, 2022. We have not independently verified or participated in preparation of this disclosure:
“Atlantia S.p.A. provided the disclosure reproduced below in connection with activities during the quarter ended December 31, 2022. We have not independently verified or participated in the preparation of this disclosure.
‘Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934. Funds affiliated with Blackstone first invested in Atlantia S.p.A. on November 18, 2022 in connection with the voluntary public tender offer by Schema Alfa S.p.A. for all of the shares of Atlantia S.p.A., pursuant to which such funds obtained a minority non-controlling interest in Atlantia S.p.A. Atlantia S.p.A. owns and controls Aeroporti di Roma S.p.A. (“ADR”), an operator of airports in Italy including Leonardo da Vinci-Fiumicino Airport. Iran Air has historically operated periodic flights to and from Leonardo da Vinci-Fiumicino Airport as authorized, from time to time, by an aviation-related bilateral agreement between Italy and Iran, scheduled in compliance with European Regulation 95/93, and approved by the Italian Civil Aviation Authority. ADR, as airport operator, is under a mandatory obligation to provide airport services to all air carriers (including Iran Air) authorized by the applicable Italian authority. The relevant turnover attributable to these activities (whose consideration is calculated on the basis of general tariffs determined by such independent Italian authority) in the quarter ended December 31, 2022 was less than €30,000. Atlantia S.p.A. does not track profits specifically attributable to these activities.’”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Management
Our business and affairs are managed under the direction of the Board.  The responsibilities of the Board include, among other things, the oversight of our investment activities, the quarterly and non-quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities.  Our Board consists of seven members, five of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by the Board.  These individuals are referred to as independent trustees. Our Board elects the Company’s executive officers, who serve at the discretion of the Board. Effective August 4, 2021, the Board established the Compensation Committee of the Board and appointed Robert Bass, Tracy Collins, Vicki Fuller and James F. Clark as members of the Compensation Committee. Effective October 18, 2021, the Board appointed Vikrant Sawhney as a trustee of the Company. Effective May 2, 2022 the Board appointed Michelle Greene as a trustee of the Company. Effective May 3, 2022, Daniel H. Smith, Jr. resigned as a trustee of the Company.
Effective October 18, 2021, the Board was divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class II trustees will expire at the 2023 annual meeting of shareholders; and the terms of our Class III trustees will expire at the 2024 annual meeting of shareholders. On September 16, 2022, the Company held its 2022 annual meeting of shareholders, at which, among other things, our Class I trustees were elected to the Board to serve as trustees until the later of the Company’s 2025 annual meeting of shareholders or until their successors have been duly elected and qualified.
Trustees
Information regarding the Board is as follows:

Name	Year of Birth	Position	Trustee Class	Trustee Since
Interested Trustee:
Brad Marshall	1972	Trustee, Chairperson, and Co-Chief Executive Officer	Class III	2018
Vikrant Sawhney	1970	Trustee	Class I	2021
Independent Trustees:
Robert Bass	1949	Trustee	Class II	2018
Tracy Collins	1963	Trustee	Class III	2018
Vicki Fuller	1957	Trustee	Class I	2020
James F. Clark	1961	Trustee	Class I	2020
Michelle Greene	1969	Trustee	Class II	2022
The address for each of our trustees is c/o Blackstone Credit BDC Advisors LLC, 345 Park Avenue, 31st Floor, New York, NY 10154.

Executive Officers Who are Not Trustees

Name	Year of Birth	Position
Jonathan Bock	1982	Co-Chief Executive Officer
Carlos Whitaker	1976	President
Kevin Kresge	1983	Interim Chief Financial Officer
Katherine Rubenstein	1978	Chief Operating Officer
David Goldberg	1982	Interim Chief Accounting Officer and Interim Treasurer
Beth Chartoff	1969	Public Relations Officer
Marisa J. Beeney	1970	Chief Legal Officer and Secretary
William Renahan	1969	Chief Compliance Officer
(1)Effective as of January 10, 2023, the Board appointed Jonathan Bock to serve as Co-Chief Executive Officer of the Company. There are no family relationships between Mr. Bock and any director or executive officer of the Company, and he is not a party to any transaction that is required to be reported pursuant to Item 404(a) of Regulation S-K.
(2)Effective September 9, 2022, Mr. Kresge was appointed as Interim Chief Financial Officer of the Company.
(3)Effective July 27, 2022, Mr. Goldberg was appointed as Interim Chief Accounting Officer and Interim Treasurer of the Company.
(4)Effective August 3, 2022, Mr. Renahan was appointed as Chief Compliance Officer.
Biographical Information
Trustees
Our trustees have been divided into two groups—interested trustees and independent trustees. An interested trustee is an “interested person” as defined in Section 2(a)(19) of the 1940 Act.
Interested Trustees
Brad Marshall (Portfolio Manager), Trustee, Co-Chief Executive Officer of the Company, Global Head of Private Credit Strategies and Senior Managing Director of Blackstone. Mr. Marshall is Co-CEO of both Blackstone Private Credit Fund (“BCRED”) and BXSL. Mr. Marshall also serves as a member of the private credit investment committees. Before joining Blackstone Credit in 2005, Mr. Marshall worked in various roles at RBC, including fixed income research and business development within RBC’s private equity funds effort. Prior to RBC, Mr. Marshall helped develop a private equity funds business for TAL Global, a Canadian asset management division of CIBC, and prior to that, he co-founded a microchip verification software company where he served as Chief Financial Officer. Mr. Marshall received an M.B.A. from McGill University in Montreal and a B.A. (Honors) in Economics from Queen’s University in Kingston, Canada. Mr. Marshall also serves on the board of trustees of BCRED.
Vikrant Sawhney, Senior Managing Director of Blackstone and Chief Administrative Officer. Mr. Sawhney currently serves as Chief Administrative Officer and Global Head of Institutional Client Solutions of Blackstone Inc. Since joining Blackstone in 2007, Mr. Sawhney started Blackstone Capital Markets and also served as the Chief Operating Officer of the Private Equity group. Before joining Blackstone, Mr. Sawhney worked as a Managing Director in the Financial Sponsors Group at Deutsche Bank, and prior to that was an Associate at the law firm of Simpson Thacher & Bartlett. Mr. Sawhney represented Blackstone as a Rockefeller Fellow during 2010-2011, and currently sits on the board of the Blackstone Charitable Foundation. He is also the Board Chair of Dream, an east Harlem-based educational and social services organization. He graduated from Dartmouth College and received a J.D. from Harvard Law School. Mr. Sawhney also serves on the board of trustees of BCRED.
Independent Trustees
Robert Bass. Mr. Bass has served on the board of Groupon, Inc. since June 2012. He served as a Vice Chairman of Deloitte & Touche LLP from 2006 through June 2012, and was a Partner in Deloitte from 1982 through June 2012, where he specialized in e-commerce, mergers and acquisitions, SEC filings and related issues. At Deloitte, Mr. Bass was responsible for all services provided to Forstmann Little and its portfolio companies and was the advisory partner for Blackstone, DIRECTV, 24 Hour Fitness, McKesson, IMG and CSC. In addition, he has been an advisory partner for RR Donnelley, Automatic Data Processing, Community Health Systems, and Avis Budget. Mr. Bass has served on the board of directors of Sims Metal Management (ASX: SGM.AX) and as a member of the risk and audit committee from September 2013 to December 31, 2018, including as Chairman of the risk and audit committee from November 2014, the board of directors and as a member of the audit committee of Apex Tool Group, LLC since December 2014, including as Chairman of the audit committee since April 2015, the board of directors and as Chairman of the audit committee of New Page Corporation from January 2013 (emergence from chapter XI) to January 2015 (sale of the company), and the board of directors and as Chairman of the audit committee of Redfin Corporation (NASDAQ: RDFN) since October 2016. Mr. Bass served on the board of directors of Bowlero Corporation and as the chairman of the audit committee starting in December 2021. Mr. Bass is a certified public accountant licensed in New York and Connecticut. He is a member of the American Institute of Certified Public Accountants and the Connecticut State Society of Certified Public Accountants. Mr. Bass also serves on the board of trustees of BCRED.
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
Vicki Fuller. Ms. Fuller is founder and CEO of VLF Development LLC, where she oversees the execution of complex institutional advisory assignments. She previously has served as a Director of The Williams Companies, Inc. since 2018. Ms. Fuller joined the board of The Williams Companies, Inc. to 2021, which she joined after retirement from the New York State Common Retirement Fund (“NYSCRF”), where she served as Chief Investment Officer beginning in August from 2012 to 2018. NYSCRF is the third largest public pension fund in the nation and holds and invests the assets of the New York State and Local Retirement System on behalf of more than one million state and local government employees and retirees and their beneficiaries. Prior to joining NYSCRF, Ms. Fuller spent 27 years in leadership positions at AllianceBernstein Holding L.P., a global investment manager with more than $500 billion in assets under management. She joined the company in 1993 from the Equitable Capital Management Corporation, which was acquired by Alliance Capital Management LP (in 2000, the company became AllianceBernstein LP after the company acquired Sanford C. Bernstein). In 2021, Ms. Fuller was appointed to the board of directors of Gusto, a company that provides cloud-based payroll, benefits and human resource management software for businesses. In 2019, Ms. Fuller was appointed to the board of directors of Treliant, LLC, an international multi-industry consulting firm specializing in regulatory requirements. In 2018, Ms. Fuller was appointed to the Board of Trustees for Fidelity Equity and High Income Funds. Ms. Fuller, who was inducted into the National Association of Securities Professionals Wall Street Hall of Fame, was named to Chief Investment Officer Magazine’s “Power 100” and received the Urban Technology Center’s Corporate Leadership Award. She has also been named one of the most powerful African Americans on Wall Street by Black Enterprise. Ms. Fuller also serves on the board of trustees of BCRED.
James F. Clark. Mr. Clark has served as a Partner with Sound Shore Management, Inc. (“Sound Shore”), which he joined in 2004. At Sound Shore, Mr. Clark is a generalist on the investment team, responsible for the firm’s investments in energy, industrials, materials, and utilities. His tenure also includes heading Sound Shore’s Environmental, Social, and Governance (ESG) Committee and having served on its Investment Committee and operating committee. Previously, Mr. Clark worked at Credit Suisse First Boston (CSFB) from 1984 to 2004, most recently as a Managing Director from 1996 to 2004. At CSFB, Mr. Clark served as Head of US Equity Research, from 2000-2004, and as the firm’s International and Domestic Oil Analyst, from 1989-2000. Mr. Clark was selected to Institutional Investor magazine’s All America Research teams, 1993-1999. Mr. Clark was also named a Wall Street Journal All-Star Analyst, for both International and Domestic Oils from 1993-1999. Mr. Clark was also recognized by the Wall Street Journal as an All-Star Analyst from 1994 to 1999, and named to that newspaper’s All-Star Analyst Hall of Fame in 1998 and 1999. Mr. Clark has an M.B.A. from Harvard University and a B.A. from Williams College, cum laude and with highest honors. Mr. Clark also served as a winter adjunct faculty member at Williams College, 2020-2021. brings a broad range of knowledge and experience with investing in and analyzing securities investments, and his experience managing investments is a significant resource for the Company. Mr. Clark also serves on the board of trustees of BCRED.
Michelle Greene. Ms. Greene is President Emeritus and a Board member and Advisor to the Long-Term Stock Exchange (“LTSE”), a venture-backed, SEC-approved National Market System exchange with listing standards designed to support companies seeking to partner with long-term shareholders, engage a broad group of stakeholders and build their businesses over time. In this role, she provides guidance to executives on governance and policy issues, including related to ESG, the role of the board, long-term investor and stakeholder engagement and IPOs. She also is on the Board of Directors and a Fellow at the Aspen Institute Business & Society Program, which works with executives, investors, and scholars to align business decisions and investments with the long-term health of society and the planet. Prior to LTSE, Ms. Greene was Senior Vice President and Head of Global Corporate Responsibility at the New York Stock Exchange (NYSE), where she launched and led its global ESG team, advised Fortune 500 companies on sustainability programs and served as Executive Director of the NYSE Foundation. Previously, she served at the U.S. Department of the Treasury under two administrations, working on financial markets policy, including government response to the 2008 financial crisis and policy development on financial inclusion. Ms. Greene was also a Consultant at McKinsey & Company and led the Carr Center for Human Rights Policy at Harvard University, having begun her career as a corporate securities lawyer. Ms. Greene has been a member of recent Aspen Institute working groups on employee voice on corporate boards and executive compensation and previously served on World Economic Forum advisory boards on financial inclusion and gender parity. She was previously Executive Director of the President’s Advisory Council on Financial Literacy and Financial Inclusion, a member of the White House Council on Women and Girls and an adjunct professor at Columbia University’s School of International and Public Affairs. Ms. Greene graduated from Dartmouth College and received a J.D. from Harvard Law School. Ms. Greene also serves on the board of trustees of BCRED.
Executive Officers Who Are Not Trustees
Jonathan Bock, Co-Chief Executive Officer and Global Head of Market Research of Blackstone Credit and Senior Managing Director of Blackstone. Prior to joining Blackstone, Mr. Bock was the Chief Executive Officer of Barings BDC. In addition to this role, he served as the Co-Chief Executive Officer and President of Barings Private Credit Corporation, and Chief Financial Officer of Barings Capital Investment Corporation, Barings Corporate Investors, and Barings Participation Investors. Prior to joining Barings in July 2018, Mr. Bock was a Managing Director and Senior Equity Analyst at Wells Fargo Securities specializing in BDCs. He has actively followed the BDC space since 2006 and was the chief author of a leading BDC quarterly research publication: the BDC Scorecard. His research is often cited by Institutional Investor, The Wall Street Journal, Barron’s, and other prominent financial publications. He is also published in the Journal of Alternative Investments. Prior to Wells Fargo, Mr. Bock followed the BDC industry at Stifel Nicolaus & Company and A.G. Edwards Inc. Prior to entering sell-side research in 2006, Jonathan was an equity portfolio manager/analyst at Busey Wealth Management in Champaign, Illinois. Mr. Bock holds a bachelor’s degree in finance from the University of Illinois College of Business and is a member of the CFA Institute.
Carlos Whitaker, President and Senior Managing Director of Blackstone. Before joining Blackstone Credit, Mr. Whitaker he was a Managing Director and Head of New York and Co-Head of EMEA Advisory Sales at Credit Suisse, where he began his career in 2000. Mr. Whitaker is a member of the McCombs School of Business Advisory Council at the University of Texas at Austin. He also sits on the boards of New York for McCombs and Rising Stars Capital Management, which is a nonprofit focused on improving diversity in the finance industry. Mr. Whitaker received a Bachelor of Arts from the Plan II Honors Program, a Bachelor of Business Administration in Accounting and a Master’s in Professional Accounting from the University of Texas at Austin.
Kevin Kresge, Interim Chief Financial Officer and Managing Director of Blackstone. Mr. Kresge is a Managing Director and Head of Finance for Blackstone Credit, Blackstone’s credit investment platform. At Blackstone Credit, Mr. Kresge is responsible for valuations, financial planning and analysis, expense management and financial reporting. Prior to joining Blackstone Credit, Mr. Kresge served as Chief Financial Officer of the Private Wealth Solutions (“PWS”) group overseeing strategic planning, financial reporting, data management and business analytics. Prior to PWS, Mr. Kresge served as Chief Administrative Officer of the Strategic Incentives Group, responsible for the global execution, reporting compliance and technology related to firm’s compensation programs and systems. Prior to that, Mr. Kresge was Head of Financial Planning and Analysis with responsibility for the company’s global forecast process, business unit and firm-wide strategic planning, management reporting and various special projects. Before joining Blackstone in 2008, he held a number of roles in Finance and Global Markets and Investment Banking at Merrill Lynch. Mr. Kresge graduated magna cum laude from Villanova University with a B.S. in Finance and a B.S. in Accounting.
Katherine Rubenstein, Chief Operating Officer and Managing Director of Blackstone. Since joining Blackstone in 2015, Ms. Rubenstein created and led the GSO Advantage platform (now Blackstone Credit Advantage), which brings Blackstone’s broad set of capabilities to drive operational efficiencies and growth for Blackstone Credit’s portfolio companies. She subsequently created and led the Blackstone Advantage program, focusing on building networks and expanding access to resources for portfolio companies across Blackstone business units. Ms. Rubenstein is on the Blackstone Charitable Foundation Leadership Council and on the Board of Let’s Get Ready, a non-profit organization that provides low-income and first generation to college students support to gain admission to and graduate from college. Before joining Blackstone, Ms. Rubenstein originated senior secured loans and equipment finance opportunities in the industrial, consumer, and retail sectors for GE Capital and prior to that worked in brand management at World Kitchen. Ms. Rubenstein received an M.B.A. from The

Johnson Graduate School of Management at Cornell University, where she was a Roy H. Park Leadership Fellow, and an A.B. from Dartmouth College.
David Goldberg, Interim Chief Accounting Officer and Interim Treasurer and Managing Director of Blackstone. Mr. is a Managing Director with Blackstone in the Global Fund Finance group where he oversees the accounting, financial reporting and fund administration for Blackstone’s credit, liquid and insurance funds. Mr. Goldberg previously served as the Company’s Interim Chief Accounting Officer and Interim Treasurer earlier this year. Before joining Blackstone in 2008, Mr. Goldberg was an AVP at Lehman Brothers in the Real Estate Private Equity Group overseeing two real estate mezzanine funds. Prior to that, Mr. Goldberg worked as a manager in the joint venture group at New Plan Excel Realty Trust. Mr. Goldberg began his career in the financial services group at PricewaterhouseCoopers. Mr. Goldberg received a B.A. from Queens College, City University of New York, where he graduated Cum Laude, with a major in Accounting and Information Systems and a minor in Economics. He is a licensed Certified Public Accountant.
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
Marisa J. Beeney, Chief Legal Officer, Secretary, Senior Managing Director and General Counsel of Blackstone Credit. Ms. Beeney oversees legal and compliance matters relating to Blackstone’s credit focused business. Before joining Blackstone Credit in 2007, Ms. Beeney was an attorney at DLA Piper within the finance group. Prior to that, she worked at Latham & Watkins primarily on project finance and development transactions, as well as leveraged finance transactions, restructurings and certain structured credit products. Ms. Beeney holds a B.S. in Engineering from Cornell University, and a J.D., magna cum laude, from Boston University.
William Renahan, Chief Compliance Officer and Managing Director of Blackstone. Before joining Blackstone, Mr. Renahan was a Senior Managing Director and Chief Compliance Officer of Duff & Phelps Investment Management and its affiliated funds. Prior to that he served for approximately 13 years at Legg Mason and predecessor firms as a Managing Director and Senior Counsel. Mr. Renahan has been an active member of the Investment Company Institute and served as Chairman of the ICI’s Closed-End Fund Committee from 2014-2018. He holds a B.A. from Hobart College, a J.D., cum laude, from Albany Law School (where he was also an editor of the Albany Law Review), and a Master of Laws in Taxation from New York University School of Law.
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
Audit Committee
The Audit Committee is composed of Robert Bass, Tracy Collins, Vicki Fuller, James F. Clark and Michelle Greene, each of whom is not considered an “interested person” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act.  Robert Bass serves as Chair of the Audit Committee.  Our Board determined that Robert Bass is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the 1934 Act.  The Audit Committee members meet the current independence and experience requirements of Rule 10A-3 of the 1934 Act.
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
Nominating and Governance Committee
The Nominating Committee is composed of Robert Bass, Tracy Collins, Vicki Fuller, James F. Clark, and Michelle Greene, each of whom is not considered an “interested person” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act. Tracy Collins serves as Chair of the Nominating Committee.
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

Compensation Committee
The Compensation Committee is composed of Robert Bass, Tracy Collins, Vicki Fuller, James F. Clark, and Michelle Greene, each of whom is not considered an “interested person” of the Company as that term is defined in Section 2(a)(19) of the 1940 Act. Vicki Fuller serves as Chair of the Compensation Committee.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the 1934 Act requires our executive officers, members of our Board, and persons who own more than ten percent of our shares to file initial reports of ownership and reports of changes in ownership with the SEC and furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us, we believe that, with respect to the fiscal year ended December 31, 2022, such persons complied with all such filing requirements.
Code of Ethics
We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code can invest in securities for their personal investment accounts, including securities that can be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You can view the code of ethics on the SEC’s website at www.sec.gov.

Dollar Range of Equity Securities Beneficially Owned by Directors
The following table sets forth the dollar range of equity securities of the Company beneficially owned by each trustee as of February 22, 2023:

	Dollar Range of Equity Securities in the Company(1)(2)	Dollar Range of Equity Securities in the Fund Complex(1)(2)(3)
Interested Trustees
Brad Marshall	over $100,000	over $100,000
Vikrant Sawhney	None	over $100,000
Independent Trustees
Robert Bass	over $100,000	over $100,000
Tracy Collins	None	None
Vicki Fuller	None	None
James F. Clark	None	over $100,000
Michelle Greene (4)	None	None
(1)Dollar ranges are as follows: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or over $100,000.
(2)Dollar ranges were determined using the number of shares that are beneficially owned as of February 22, 2023, multiplied by the Company’s net asset value per share as of December 31, 2022.
(3)The "Fund Complex" consists of the Company, Blackstone Private Credit Fund, the Blackstone Credit Closed-End Funds (Blackstone Senior Floating Rate Term Fund, Blackstone Long-Short Credit Income Fund, Blackstone Strategic Credit Fund and Blackstone Floating Rate Enhanced Income Fund) and Blackstone Alternative Multi-Strategy Fund.
(4)Ms. Greene joined the Board on May 2, 2022.
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
Trustee Compensation
No compensation is paid to our trustees who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act.  Effective February 23, 2022, we pay each independent trustee: (i) $150,000 per year (prorated for any partial year), (ii) $2,500 for each regular meeting of the Board attended, (iii) $1,000 for each committee meeting attended (in addition to regular meeting fees to the extent committees meet on regular meeting dates) and (iv) $10,000 per year for the chairman of the Audit Committee. We are also authorized to pay the reasonable out-of-pocket expenses of each independent trustee incurred by such trustee in connection with the fulfillment of his or her duties as an independent trustee.

	Total Compensation earned from the Company for Fiscal Year 2022 (3)	Total Compensation earned from Fund Complex for Fiscal Year 2022 (4)
Interested Trustees
Brad Marshall (1)	$—	$—
Vikrant Sawhney (1)	$—	$—
Independent Trustees
Robert Bass (2)	$190,500	$385,125
Tracy Collins	$180,500	$367,000
Vicki Fuller	$180,500	$367,000
James F. Clark	$180,500	$367,000
Michelle Greene (5)	$119,658	$241,816
(1)These are interested trustees and, as such, do not receive compensation from the Company or the Fund Complex for their services as trustees.
(2)Includes compensation as chairman of the Audit Committee.
(3)The Company does not have a profit-sharing plan, and trustees do not receive any pension or retirement benefits from the Company.
(4)The Blackstone Credit Closed-End Funds and Blackstone Alternative Multi Strategy Fund do not pay compensation to the trustees of the Company. Blackstone Private Credit Fund does pay compensation to the Independent Trustees of the Company.
(5)Ms. Greene joined the Board on May 2, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth, as of February 22, 2023, the beneficial ownership of each current trustee, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 160,571,371 shares outstanding as of February 22, 2023.
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

	Type of Ownership	Number of Shares Owned	Percentage
Interested Trustees
Brad Marshall	Record/Beneficial	203,284	(1)
Vikrant Sawhney	—	—	—
Independent Trustees
Robert Bass	Record/Beneficial	12,251	(1)
Tracy Collins	—	—	—
Vicki Fuller	—	—	—
James F. Clark	—	—	—
Michelle Greene	—	—	—
Executive Officers Who Are Not Directors
Jonathan Bock	—	—	—
Carlos Whitaker	—	—	—
Kevin Kresge	—	—	—

Katherine Rubenstein	Record/Beneficial	3,441	(1)
David Goldberg	—	—	—
Beth Chartoff	Record/Beneficial	2,076	(1)
Marisa J. Beeney	—	—	—
William Renahan	—	—	—
All Trustees and Executive Officers as a Group (15 persons)		221,052	(1)
Five-Percent Shareholder
QIA FIG Glass Holding Limited	Record/Beneficial	13,723,035	8.5%
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
For the years ended December 31, 2022, 2021 and 2020, base management fees were $101.7 million, $62.4 million and $32.9 million, respectively, of which $25.4 million, $4.2 million and $0.0 million, respectively, were waived. As of December 31, 2022 and December 31, 2021, $18.6 million and $17.8 million, respectively, was payable to the Adviser relating to management fees.
For the years ended December 31, 2022, 2021 and 2020, the Company accrued income based incentive fees of $97.2 million, $67.3 million and $42.0 million, respectively, of which $13.9 million, $2.3 million and $0.0 million, respectively, were waived. As of December 31, 2022 and December 31, 2021, $24.8 million and $19.8 million, respectively was payable to the Adviser for income based incentive fees.
For the years ended December 31, 2022, 2021 and 2020, the Company accrued capital gains incentive fees of $(11.9) million, $16.3 million, and $(3.1) million, respectively, none of which was payable on such dates under the Investment Advisory Agreement.
For the years ended December 31, 2022, 2021 and 2020, the Company incurred $2.7 million, $2.4 million and $2.3 million, respectively, under the Administration Agreement, which were recorded in administrative service fees in the Company’s Consolidated Statements of Operations. As of December 31, 2022 and December 31, 2021, $1.2 million and $1.1 million, respectively, was unpaid and included in due to affiliate in the Consolidated Statement of Assets and Liabilities.
Co-Investment Relief
We have in the past co-invested, and in the future may co-invest, with certain affiliates of the Adviser.  We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Company's Board has established Board Criteria clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more Blackstone Credit

BDCs and other public or private Blackstone Credit funds that target similar assets. If an investment falls within the Board Criteria, Blackstone Credit must offer an opportunity for the Blackstone Credit BDCs to participate.  The Blackstone Credit BDCs may determine to participate or not to participate, depending on whether Blackstone Credit determines that the investment is appropriate for the Blackstone Credit BDCs (e.g., based on investment strategy).  The co-investment is generally allocated to us, any other Blackstone Credit BDCs and the other Blackstone Credit funds that target similar assets pro rata based on available capital in the applicable asset class.  If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.
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
Item 14. Principal Accounting Fees and Services.
Audit Fees
The aggregate audit fees billed by Deloitte & Touche LLP for the years ended December 31, 2022 and 2021 were $0.97 million and $0.75 million, respectively.
Fees included in the audit fees category are those associated with the annual audit of the Company’s financial statements and services that are normally provided in connection with statutory and regulatory filings.
Audit-Related Fees
The aggregate audit-related fees billed by Deloitte & Touche LLP for the years ended December 31, 2022 and 2021 were $0.06 million and $0.21 million, respectively.
Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
No audit related fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2022, 2021 and 2020.

Tax Fees
No tax fees were billed by Deloitte & Touche LLP for services rendered to the Company for professional tax services for the years ended December 31, 2022, 2021 and 2020.
Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns.
No tax fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2022, 2021 and 2020.
All Other Fees
No fees were billed by Deloitte & Touche LLP for products and services provided to the Company, other than the services reported in “Audit Fees” and "Audit Related Fees" above, for the years ended December 31, 2022, 2021 and 2020.
No fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2022, 2021 and 2020.
Aggregate Non-Audit Fees
No non-audit fees were billed to the Adviser and service affiliates by Deloitte & Touche LLP for non-audit services for the years ended December 31, 2022, 2021 and 2020. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.
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

Exhibit Number	Description of Exhibits
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

4.6	Description of Common Shares of Beneficial Interest (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on February 28, 2022).

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

10.9
Amended and Restated Loan and Security Agreement among Jackson Hole Funding, the Company, the lenders party thereto, Citibank, N.A., Virtus Group, LP and JPMorgan Chase Bank, National Association, dated December 16, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on February 28, 2022).

10.9.1
First Amendment to Amended and Restated Loan and Security Agreement among Jackson Hole Funding, the Company, the lenders party thereto, Citibank, N.A., Virtus Group, LP and JPMorgan Chase Bank, National Association, dated December 16, 2021 (incorporated by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on September 22, 2022).

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

10.10.5
Fifth Amendment to the Revolving Credit Agreement among Breckenridge Funding, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated October 5, 2021 (incorporated by reference to Exhibit 10.10.5 to the Company’s Annual Report on Form 10-K filed on February 28, 2022).

10.10.6	Sixth Amendment to the Revolving Credit Agreement among Breckenridge Funding, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated February 28, 2022.*

10.10.7	Seventh Amendment to the Revolving Credit Agreement among Breckenridge Funding, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated May 19, 2022.*

Exhibit Number	Description of Exhibits
10.11	Second Amended and Restated Credit Agreement among Big Sky Funding, the lender parties thereto, and Bank of America, N.A., dated June 29, 2022.*

10.11.1
Amendment and Restated Agreement, dated as of June 28, 2022, to the Senior Secured Credit Agreement, dated as of June 15, 2020, by and among the Company, each of the lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2022).

10.12
Second Amended and Restated Senior Secured Credit Agreement, dated as of June 28, 2022, by and among the Company, each of the lenders from time to time party thereto, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 30, 2022).

14	Code of Ethics.*

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on February 27, 2020)

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_________________________
*    Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blackstone Secured Lending Fund

Date: February 27, 2023	By:	/s/ Brad Marshall
Brad Marshall
Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on February 27, 2023.

Name	Title

/s/ Brad Marshall	Co-Chief Executive Officer and Trustee
Brad Marshall

/s/ Jonathan Bock	Co-Chief Executive Officer
Jonathan Bock

/s/ Kevin Kresge	Interim Chief Financial Officer
Kevin Kresge

/s/ David Goldberg	Interim Chief Accounting Officer and Interim Treasurer
David Goldberg

/s/ Vikrant Sawhney	Trustee
Vikrant Sawhney

/s/ Robert Bass	Trustee
Robert Bass

/s/ Tracy Collins	Trustee
Tracy Collins

/s/ Vicki Fuller	Trustee
Vicki Fuller

/s/ James F. Clark	Trustee
James F. Clark

/s/ Michelle Greene	Trustee
Michelle Greene