Form 10-Q
period 2023-03-31
Blackstone Secured Lending Fund
filed 2023-05-10
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒
The number of shares of Registrant’s Common Stock, $0.001 par value per share, outstanding as of May 8, 2023 was 160,784,501.

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
•our use of financial leverage including the use of borrowed money to finance a portion of our investments and the effect of the COVID-19 pandemic on the availability of equity and debt capital on favorable terms or at all;
•our business prospects and the prospects of our portfolio companies, including our and their ability to effectively respond to challenges posed by COVID-19;
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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 as updated by the Company's periodic filings with the Securities and Exchange Commission. These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission (“SEC”) including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.
Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “1934 Act”).

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Blackstone Secured Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $9,632,469 and $9,621,233 at March 31, 2023 and December 31, 2022, respectively)	$9,574,259	$9,560,664
Non-controlled/affiliated investments (cost of $36,637 and $36,639 at March 31, 2023 and December 31, 2022, respectively)	51,943	56,584
Total investments at fair value (cost of $9,669,106 and $9,657,872 at March 31, 2023 and December 31, 2022, respectively)	9,626,202	9,617,248
Cash and cash equivalents	103,025	131,272
Interest receivable from non-controlled/non-affiliated investments	77,540	97,874
Deferred financing costs	14,558	13,332
Receivable for investments sold	26,667	49,269
Total assets	$9,847,992	$9,908,995
LIABILITIES
Debt (net of unamortized debt issuance costs of $32,740 and $35,289 at March 31, 2023 and December 31, 2022, respectively)	$5,451,854	$5,527,715
Payable for investments purchased	6,864	20,273
Due to affiliates	13,800	10,809
Management fees payable (Note 3)	18,522	18,595
Income based incentive fees payable (Note 3)	26,051	24,773
Capital gains incentive fees payable (Note 3)	3,949	5,506
Interest payable	20,178	45,289
Distribution payable (Note 8)	112,400	96,218
Accrued expenses and other liabilities	3,878	851
Total liabilities	5,657,496	5,750,029
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, $0.001 par value (unlimited shares authorized; 160,571,371 and 160,362,861 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	162	160
Additional paid in capital	4,038,243	4,033,113
Distributable earnings (loss)	152,091	125,693
Total net assets	4,190,496	4,158,966
Total liabilities and net assets	$9,847,992	$9,908,995
NET ASSET VALUE PER SHARE	$26.10	$25.93
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Investment income:
Interest income	$254,221	$170,989
Payment in-kind interest income	9,841	8,686
Dividend income	—	5,908
Fee income	876	14
Total investment income	264,938	185,597
Expenses:
Interest expense	66,728	40,301
Management fees (Note 3)	24,696	25,636
Income based incentive fees (Note 3)	30,393	21,284
Capital gains incentive fees (Note 3)	(1,556)	681
Professional fees	1,188	707
Board of Trustees' fees	225	181
Administrative service expenses (Note 3)	378	840
Other general and administrative	1,605	1,327
Total expenses	123,657	90,957
Management fees waived (Note 3)	(6,174)	(6,409)
Incentive fees waived (Note 3)	(4,342)	(3,040)
Net expenses	113,141	81,508
Net investment income before excise tax	151,797	104,089
Excise tax expense	2,622	1,386
Net investment income after excise tax	149,175	102,703
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(6,762)	(2,073)
Non-controlled/affiliated investments	(4,641)	(74)
Translation of assets and liabilities in foreign currencies	(3,141)	735
Net unrealized appreciation (depreciation)	(14,544)	(1,412)
Realized gain (loss):
Non-controlled/non-affiliated investments	(3,486)	5,382
Foreign currency transactions	7,653	567
Net realized gain (loss)	4,167	5,949
Net realized and unrealized gain (loss)	(10,377)	4,537
Net increase (decrease) in net assets resulting from operations	$138,798	$107,240
Net investment income per share (basic and diluted)	$0.93	$0.61
Earnings per share (basic and diluted)	$0.86	$0.63
Weighted average shares outstanding (basic and diluted)	160,501,868	169,556,923
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2022	$160	$4,033,113	$125,693	$4,158,966
Issuance of common shares, net of offering and underwriting costs	—	—	—	—
Reinvestment of dividends	2	5,130	—	5,132
Net investment income	—	—	149,175	149,175
Net realized gain (loss) on investments	—	—	4,167	4,167
Net change in unrealized appreciation (depreciation) on investments	—	—	(14,544)	(14,544)
Dividends declared and payable from net investment income	—	—	(112,400)	(112,400)
Balance, March 31, 2023	162	4,038,243	152,091	4,190,496

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2021	$169	$4,245,125	$202,185	$4,447,479
Issuance of common shares, net of offering and underwriting costs	—	—	—	—
Reinvestment of dividends	1	11,468	—	11,469
Net investment income	—	—	102,703	102,703
Net realized gain (loss) on investments	—	—	5,949	5,949
Net change in unrealized appreciation (depreciation) on investments	—	—	(1,412)	(1,412)
Dividends declared and payable from net investment income	—	—	(132,318)	(132,318)
Balance, March 31, 2022	$170	$4,256,593	$177,107	$4,433,870

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$138,798	$107,240
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	11,403	2,147
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	3,141	(735)
Net realized (gain) loss on investments	3,486	(5,382)
Payment-in-kind interest capitalized	(12,371)	(10,690)
Net accretion of discount and amortization of premium	(9,135)	(10,590)
Amortization of deferred financing costs	1,125	839
Amortization of debt financing and debt issuance costs	2,549	2,582
Purchases of investments	(102,265)	(277,733)
Proceeds from sale of investments and principal repayments	109,051	133,142
Changes in operating assets and liabilities:
Interest receivable	20,334	(14,777)
Receivable for investments sold	22,602	67,900
Other assets	—	163
Payable for investments purchased	(13,409)	13,954
Due to affiliates	2,991	(342)
Management fee payable	(73)	1,419
Income based incentive fee payable	1,278	(1,566)
Capital gains incentive fee payable	(1,557)	681
Interest payable	(25,111)	(24,725)
Accrued expenses and other liabilities	3,027	(2,698)
Net cash provided by (used in) operating activities	155,864	(19,171)
Cash flows from financing activities:
Borrowings on debt	84,000	136,892
Repayments on debt	(176,658)	(69)
Deferred financing costs paid	(2,350)	(400)
Deferred offering costs paid on issuance of common shares	—	(956)
Dividends paid in cash	(91,753)	(78,246)
Net cash provided by (used in) financing activities	(186,761)	57,221
Net increase (decrease) in cash and cash equivalents	(30,897)	38,050
Effect of foreign exchange rate changes on cash and cash equivalents	2,650	—
Cash and cash equivalents, beginning of period	131,272	102,879
Cash and cash equivalents, end of period	$103,025	$140,929

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund Consolidated Statements of Cash Flows (in thousands) (Unaudited)
	Three Months Ended March 31,
	2023	2022
Supplemental information and non-cash activities:
Interest paid during the period	$88,513	$61,442
Distribution payable	$112,400	$132,318
Reinvestment of distributions during the period	$5,132	$11,468
Accrued but unpaid offering costs	$—	$618
Excise taxes paid	$5,245	$4,106

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Cobham Holdings, Inc.	(4)(7)(10)	SOFR +	6.75%	11.65%	1/9/2030		$2,000	$1,931	$1,929	0.05%
Corfin Holdings, Inc.	(4)(11)	SOFR +	6.00%	11.41%	2/5/2026		198,880	196,991	194,902	4.65
Corfin Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.04%	12/27/2027		954	916	935	0.02
Corfin Holdings, Inc.	(4)(11)	L +	6.00%	11.41%	2/5/2026		69,084	68,245	67,702	1.62
Linquest Corp.	(4)(5)(10)	L +	5.75%	10.70%	7/28/2028		9,813	9,659	9,420	0.22
MAG DS Corp.	(11)	L +	5.50%	10.50%	4/1/2027		81,099	76,358	74,611	1.78
Maverick Acquisition, Inc.	(4)(11)	L +	6.25%	11.41%	6/1/2027		18,741	18,476	15,836	0.38
TCFI AEVEX, LLC	(4)(11)	L +	6.00%	10.84%	3/18/2026		111,087	109,950	104,977	2.51
								482,526	470,312	11.23
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	10.86%	6/11/2027		96,151	94,748	94,228	2.25
ENV Bidco AB	(4)(6)(10)	SOFR +	6.00%	10.90%	7/19/2029		1,006	983	991	0.02
ENV Bidco AB	(4)(6)(7)(8)	E +	6.00%	9.02%	7/19/2029	EUR	1,122	1,077	1,176	0.03
Livingston International, Inc.	(4)(6)(10)	L +	5.50%	10.66%	4/30/2027		128,525	126,264	127,239	3.04
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.10%	12/9/2026		172,975	171,151	172,975	4.13
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.10%	2/5/2029		4,938	4,855	4,938	0.12
Redwood Services Group, LLC	(4)(7)(10)	SOFR +	6.15%	11.15%	6/15/2029		2,560	2,509	2,501	0.06
RoadOne Inc	(4)(7)(11)	SOFR +	6.25%	11.11%	12/30/2028		1,142	1,100	1,099	0.03
RWL Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	10.80%	12/31/2028		24,072	23,626	23,767	0.57
SEKO Global Logistics Network, LLC	(4)(5)(11)	L +	4.75%	9.91%	12/30/2026		5,996	5,934	5,951	0.14
SEKO Global Logistics Network, LLC	(4)(5)(7)(11)	L +	4.00%	8.75%	12/30/2026		126	120	121	0.00
SEKO Global Logistics Network, LLC	(4)(5)(6)(11)	E +	4.75%	6.95%	12/30/2026	EUR	1,863	2,135	2,009	0.05
								434,502	436,995	10.44
Building Products
Fencing Supply Group Acquisition, LLC	(4)(5)(11)	L +	6.00%	11.21%	2/26/2027		52,187	51,686	52,187	1.25
Jacuzzi Brands, LLC	(4)(11)	SOFR +	6.00%	10.90%	2/25/2025		94,817	94,243	94,343	2.25
L&S Mechanical Acquisition, LLC	(4)(5)(10)	L +	5.75%	10.58%	9/1/2027		12,595	12,410	11,336	0.27
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	11.02%	4/7/2025		121,729	120,944	120,512	2.88
Windows Acquisition Holdings, Inc.	(4)(5)(11)	SOFR +	6.50%	11.55%	12/29/2026		49,997	49,373	49,997	1.19
								328,656	328,375	7.84
Commercial Services & Supplies
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	5.75%	10.47%	5/7/2028		227,900	227,900	227,900	5.44
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	10.88%	12/15/2027		4,067	4,004	3,945	0.09
Java Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	10.76%	12/15/2027		943	914	858	0.02
JSS Holdings, Inc.	(4)(10)	SOFR +	6.00%	10.95%	12/18/2028		285,087	282,224	285,087	6.80
JSS Holdings, Inc.	(4)(10)	SOFR +	6.00%	10.95%	12/17/2028		4,925	4,864	4,925	0.12
Knowledge Pro Buyer, Inc.	(4)(7)(10)	L +	5.75%	10.46%	12/10/2027		6,280	6,162	6,268	0.15
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.60%	10.41%	10/19/2028		20,272	19,950	19,258	0.46
KPSKY Acquisition, Inc.	(4)(7)(10)	L +	5.50%	10.48%	10/19/2028		2,218	2,182	2,100	0.05
Onex Baltimore Buyer, Inc.	(4)(10)(18)	SOFR +	6.25%	11.06%	12/1/2027		20,804	20,477	20,595	0.49

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies (continued)
Onex Baltimore Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	10.66%	12/1/2027	$7,201	$7,070	$7,107	0.17%
The Action Environmental Group, Inc.	(4)(5)(12)	SOFR +	6.00%	10.88%	1/16/2026	144,454	142,924	142,648	3.40
Veregy Consolidated, Inc.	(11)	L +	6.00%	10.83%	11/2/2027	20,832	20,453	17,864	0.43
							739,124	738,555	17.62
Construction & Engineering
ASP Endeavor Acquisition, LLC	(4)(5)(9)	L +	6.50%	11.35%	5/3/2027	13,730	13,543	12,700	0.30
COP Home Services TopCo IV, Inc.	(4)(5)(7)(11)	L +	5.00%	9.83%	12/31/2027	22,551	22,057	21,638	0.52
							35,600	34,338	0.82
Containers & Packaging
Ascend Buyer, LLC	(4)(7)(10)	SOFR +	6.40%	11.45%	10/2/2028	18,838	18,513	18,442	0.44
Ascend Buyer, LLC	(4)(10)	SOFR +	6.40%	11.45%	9/30/2028	1,990	1,935	1,950	0.05
							20,448	20,392	0.49
Distributors
BP Purchaser, LLC	(4)(10)	L +	5.50%	10.65%	12/10/2028	7,314	7,195	6,966	0.17
Bution Holdco 2, Inc.	(4)(11)	L +	6.25%	11.09%	10/17/2025	72,496	71,881	72,496	1.73
Dana Kepner Company, LLC	(4)(11)	SOFR +	6.00%	10.85%	12/29/2026	63,130	62,342	62,815	1.50
Dana Kepner Company, LLC	(4)(11)	SOFR +	6.00%	10.85%	12/29/2027	1,990	1,956	1,980	0.05
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	10.45%	11/2/2026	179,534	176,959	175,943	4.20
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	6.25%	11.29%	6/23/2028	4,938	4,857	4,740	0.11
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	6.25%	11.32%	6/23/2028	1,590	1,574	1,542	0.04
Marcone Yellowstone Buyer, Inc.	(4)(5)(7)(10)	SOFR +	6.50%	11.54%	6/23/2028	1,578	1,525	1,521	0.04
NDC Acquisition Corp.	(4)(7)(11)	L +	5.50%	10.42%	3/9/2027	514	452	445	0.01
NDC Acquisition Corp.	(4)(11)	SOFR +	5.50%	10.50%	3/9/2027	13,526	13,282	13,256	0.32
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.39%	11/13/2024	32,145	32,004	31,181	0.74
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.40%	5/13/2026	1,000	971	960	0.02
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.35%	11.12%	11/13/2024	10,499	10,389	10,184	0.24
Unified Door & Hardware Group, LLC	(4)(11)	SOFR +	5.75%	10.48%	6/30/2025	94,117	93,080	90,352	2.16
Unified Door & Hardware Group, LLC	(4)(11)	SOFR +	5.75%	10.74%	6/30/2025	995	957	955	0.02
							479,424	475,336	11.35
Diversified Consumer Services
Cambium Learning Group, Inc.	(4)(7)(10)	L +	5.50%	10.31%	7/20/2028	291,362	289,155	291,362	6.95
Dreambox Learning Holding LLC	(4)(5)(10)	L +	6.25%	10.00%	12/1/2027	7,087	6,976	6,661	0.16
Go Car Wash Management Corp.	(4)(14)	SOFR +	6.25%	11.16%	12/31/2026	10,545	10,374	10,281	0.25
Go Car Wash Management Corp.	(4)(7)(11)	SOFR +	6.25%	10.97%	12/31/2026	11,942	11,736	11,617	0.28
Groundworks, LLC	(4)(7)(11)	SOFR +	6.50%	11.36%	3/14/2030	715	690	690	0.02
							318,931	320,611	7.66

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Diversified Financial Services
Barbri Holdings, Inc.	(4)(10)	L +	5.75%	10.59%	4/28/2028		$64,405	$63,444	$63,439	1.51%
SelectQuote, Inc.	(4)(10)	SOFR +	8.00%	12.91% (incl. 2.00% PIK)	11/5/2024		74,357	73,732	66,921	1.60
								137,176	130,360	3.11
Diversified Telecommunication Services
Point Broadband Acquisition, LLC	(4)(11)	L +	6.00%	10.78%	10/1/2028		86,140	84,448	84,848	2.02
Point Broadband Acquisition, LLC	(4)(7)(11)	SOFR +	6.00%	10.98%	10/1/2028		34,523	33,798	33,947	0.81
								118,246	118,795	2.83
Electric Utilities
Qualus Power Services Corp.	(4)(7)(11)	SOFR +	5.25%	10.24%	3/26/2027		33,377	32,787	32,975	0.79
Electrical Equipment
Emergency Power Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.50%	10.50%	8/17/2028		44,338	43,513	43,375	1.04
Relay Purchaser, LLC	(4)(5)(7)(10)	L +	6.00%	11.21%	8/30/2028		34,550	33,966	34,478	0.82
Shoals Holdings, LLC	(4)(11)	SOFR +	5.75%	10.59%	11/25/2026		83,290	82,000	83,706	2.00
								159,479	161,559	3.86
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(5)(11)	L +	6.00%	10.88%	12/23/2026		6,376	6,329	5,834	0.14
Albireo Energy, LLC	(4)(5)(11)	L +	6.00%	11.13%	12/23/2026		102,387	101,177	93,684	2.24
CPI Intermediate Holdings Inc	(4)(7)(10)	SOFR +	5.50%	10.19%	10/8/2029		4,034	3,945	3,984	0.10
								111,451	103,502	2.48
Energy Equipment & Services
Abaco Energy Technologies, LLC	(4)(13)	L +	7.00%	11.71%	10/4/2024		28,573	28,318	28,573	0.68
ISQ Hawkeye Holdco, Inc.	(4)(10)	SOFR +	6.25%	11.06%	8/17/2029		727	710	716	0.02
ISQ Hawkeye Holdco, Inc.	(4)(7)(10)	SOFR +	5.25%	13.25%	8/17/2028		39	37	38	0.00
ISQ Hawkeye Holdco, Inc.	(4)(7)(10)	SOFR +	6.25%	11.00%	8/17/2029		179	174	176	0.00
Tetra Technologies, Inc.	(4)(6)(11)	L +	6.25%	11.09%	9/10/2025		17,790	17,741	17,790	0.42
								46,980	47,293	1.12
Health Care Equipment & Supplies
CPI Buyer, LLC	(4)(10)	SOFR +	5.50%	10.65%	11/1/2028		28,278	27,827	27,288	0.65
CPI Buyer, LLC	(4)(7)(10)	SOFR +	5.50%	10.67%	11/1/2028		3,017	2,870	2,781	0.07
GCX Corporation Buyer, LLC	(4)(5)(10)	L +	5.50%	10.28%	9/13/2028		21,670	21,332	21,237	0.51
GCX Corporation Buyer, LLC	(4)(5)(7)(10)	L +	5.50%	10.20%	9/13/2028		5,500	5,399	5,370	0.13
								57,428	56,676	1.36
Health Care Providers & Services
123Dentist, Inc.	(4)(6)(7)(10)	C +	5.75%	10.42%	8/10/2029	CAD	1,717	1,262	1,140	0.03
ACI Group Holdings, Inc.	(4)(5)(7)(10)	L +	5.75%	10.59% (incl. 1.25% PIK)	8/2/2028		106,696	104,705	104,567	2.50
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	L +	6.50%	11.43%	5/7/2027		6,895	6,784	6,765	0.16
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	L +	6.50%	11.75%	5/7/2027		1,654	1,630	1,624	0.04

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
Amerivet Partners Management, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.55%	2/25/2028		$5,910	$5,783	$5,624	0.13%
Canadian Hospital Specialties Ltd.	(4)(5)(6)(11)	C +	4.50%	9.52%	4/14/2028	CAD	29,861	21,556	22,740	0.54
Canadian Hospital Specialties Ltd.	(4)(5)(6)(7)(10)	C +	4.86%	9.95%	4/15/2027	CAD	2,684	1,753	1,547	0.04
CCBlue Bidco, Inc.	(4)(10)	L +	3.50%	8.66% (incl. 2.75% PIK)	12/21/2028		9,972	9,814	9,249	0.22
CCBlue Bidco, Inc.	(4)(7)(10)	L +	3.50%	7.33% (incl. 2.75% PIK)	12/21/2028		515	500	464	0.01
Cross Country Healthcare, Inc.	(4)(10)	L +	5.75%	10.59%	6/8/2027		6,582	6,459	6,582	0.16
DCA Investment Holdings, LLC	(4)(7)(10)	SOFR +	6.41%	11.30%	4/3/2028		33,134	32,844	31,974	0.76
DCA Investment Holdings, LLC	(4)(7)(10)	SOFR +	6.50%	11.46%	4/3/2028		264	260	243	0.01
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	10.78%	10/4/2024		24,244	24,159	24,123	0.58
Healthcomp Holding Company, LLC	(4)(5)(7)(11)	L +	5.50%	10.42%	10/27/2026		108,295	106,557	108,056	2.58
Jayhawk Buyer, LLC	(4)(7)(11)	L +	5.00%	10.16%	10/15/2026		143,020	140,958	141,589	3.38
Jayhawk Buyer, LLC	(4)(11)	L +	5.00%	9.73%	10/15/2026		11,855	11,688	11,737	0.28
Navigator Acquiror, Inc.	(4)(9)	SOFR +	5.75%	10.61% (incl. 5.33% PIK)	7/16/2027		187,660	186,396	185,783	4.43
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.75%	10.33%	7/16/2027		25,226	25,014	24,974	0.60
Odyssey Holding Company, LLC	(4)(11)	SOFR +	5.75%	10.70%	11/16/2025		3,634	3,599	3,634	0.09
Odyssey Holding Company, LLC	(4)(11)	SOFR +	5.75%	10.45%	11/16/2025		13,403	13,318	13,403	0.32
Odyssey Holding Company, LLC	(4)(11)	SOFR +	5.75%	10.95%	11/16/2025		1,635	1,618	1,635	0.04
PPV Intermediate Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	10.88%	8/31/2029		1,906	1,873	1,885	0.04
Smile Doctors, LLC	(4)(10)	SOFR +	5.75%	10.75%	12/23/2028		10,912	10,733	10,694	0.26
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.39%	11.39%	12/21/2027		1,095	1,076	1,071	0.03
Snoopy Bidco, Inc.	(4)(7)(10)	L +	6.00%	10.96%	6/1/2028		304,214	299,228	290,287	6.93
SpecialtyCare, Inc.	(4)(5)(7)(11)	L +	5.75%	10.50%	6/18/2028		12,182	11,890	11,393	0.27
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	5.75%	10.91%	1/2/2029		432	423	416	0.01
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	P +	4.75%	12.75%	12/30/2026		238	232	226	0.01
Stepping Stones Healthcare Services, LLC	(4)(10)	L +	5.75%	10.91%	1/2/2029		2,166	2,130	2,101	0.05
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	C +	5.75%	10.74%	9/16/2027	CAD	313	234	213	0.01
The Fertility Partners, Inc.	(4)(5)(6)(10)	C +	5.75%	10.76%	3/16/2028	CAD	4,959	3,828	3,518	0.08
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	C +	5.75%	10.66%	3/16/2028	CAD	278	270	261	0.01
The Fertility Partners, Inc.	(4)(5)(6)(10)	L +	5.75%	10.59%	3/16/2028		4,963	4,881	4,764	0.11
The GI Alliance Management, LLC	(4)(11)	SOFR +	6.25%	11.08%	9/15/2028		4,097	3,985	4,056	0.10
The GI Alliance Management, LLC	(4)(11)	SOFR +	6.25%	11.25%	9/15/2028		883	859	874	0.02
UMP Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.18%	7/15/2028		1,148	1,121	1,100	0.03
UMP Holdings, LLC	(4)(10)	SOFR +	5.00%	9.66%	7/15/2028		1,104	1,084	1,065	0.03
Unified Physician Management, LLC	(4)(7)(9)	SOFR +	5.25%	10.06%	6/18/2029		2,084	2,084	2,084	0.05

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
US Oral Surgery Management Holdco, LLC	(4)(7)(10)	L +	6.00%	10.91%	11/18/2027		$31,780	$31,239	$30,117	0.72%
US Oral Surgery Management Holdco, LLC	(4)(10)	L +	6.00%	11.16%	11/18/2027		13,541	13,390	12,897	0.31
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	L +	5.75%	10.77%	6/22/2026		6,682	6,595	4,950	0.12
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	L +	5.75%	10.91%	6/22/2028		42,326	41,600	28,726	0.69
								1,145,412	1,120,151	26.78
Health Care Technology
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.50%	10.08%	5/25/2029		9,962	9,774	9,748	0.23
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.56%	10.54%	5/25/2029		635	612	622	0.01
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.75%	10.65%	5/25/2029		2,215	2,170	2,189	0.05
Color Intermediate LLC	(4)(10)	SOFR +	5.50%	10.50%	10/4/2029		20,313	19,836	20,109	0.48
Edifecs, Inc.	(4)(11)	L +	7.50%	12.35%	9/21/2026		218,601	215,436	220,787	5.27
Edifecs, Inc.	(4)(10)	L +	5.50%	10.35%	9/21/2026		5,749	5,669	5,749	0.14
Edifecs, Inc.	(4)(10)	SOFR +	5.50%	10.34%	12/16/2027		7,802	7,688	7,802	0.19
GI Ranger Intermediate, LLC	(4)(10)	SOFR +	6.00%	11.05%	10/29/2028		12,917	12,711	12,723	0.30
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	6.00%	11.05%	10/29/2028		2,930	2,890	2,841	0.07
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	6.00%	11.05%	10/29/2027		120	102	102	0.00
NMC Crimson Holdings, Inc.	(4)(10)	L +	6.00%	9.74%	3/1/2028		71,173	69,674	70,462	1.68
NMC Crimson Holdings, Inc.	(4)(7)(10)	L +	6.00%	10.95%	3/1/2028		4,815	4,604	4,578	0.11
Project Ruby Ultimate Parent Corp.	(10)	L +	3.25%	8.09%	3/10/2028		8,439	8,409	8,143	0.19
RPBLS Midco, LLC	(4)(10)	SOFR +	5.75%	10.34%	4/1/2028		9,419	9,279	9,419	0.22
								368,854	375,274	8.94
Insurance
Alera Group, Inc.	(4)(10)	SOFR +	6.00%	10.91%	10/2/2028		3,694	3,665	3,602	0.09
Amerilife Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	10.88%	8/31/2029		1,796	1,759	1,776	0.04
Amerilife Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	10.15%	8/31/2029		299	293	295	0.01
Benefytt Technologies, Inc.	(4)(10)(17)	SOFR +	7.75%	13.44%	8/12/2027		10,854	10,702	5,155	0.12
Benefytt Technologies, Inc.	(4)(7)(10)(17)	SOFR +	8.75%	13.74%	8/12/2027		2,661	2,621	1,260	0.03
Foundation Risk Partners Corp.	(4)(7)(10)	SOFR +	6.00%	11.00%	10/29/2028		26,132	25,792	25,051	0.60
Galway Borrower, LLC	(4)(5)(7)(10)	L +	5.25%	10.41%	9/29/2028		19,945	19,707	19,543	0.47
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	5.25%	10.41%	9/30/2027		454	423	412	0.01
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	6.00%	11.05%	4/14/2028		52,824	52,017	52,383	1.25
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	10.80%	4/16/2028		8,929	8,681	8,633	0.21
Integrity Marketing Acquisition, LLC	(4)(5)(11)	SOFR +	6.05%	11.00%	8/27/2025		19,629	19,475	18,991	0.45
Integrity Marketing Acquisition, LLC	(4)(5)(7)(10)	SOFR +	6.02%	10.91%	8/27/2025		1,545	1,519	1,484	0.04
Integrity Marketing Acquisition, LLC	(4)(5)(10)	SOFR +	6.03%	10.79%	8/27/2025		4,069	4,029	3,917	0.09
Integrity Marketing Acquisition, LLC	(4)(5)(10)	SOFR +	6.05%	11.00%	8/27/2025		120,677	119,646	116,152	2.77
Jones Deslauriers Insurance Management, Inc.	(5)(6)(10)	C +	4.25%	9.27%	3/27/2028	CAD	7,578	6,097	5,550	0.13
Jones Deslauriers Insurance Management, Inc.	(5)(6)(10)	C +	4.25%	9.27%	3/27/2028	CAD	5,516	4,339	4,040	0.10
Jones Deslauriers Insurance Management, Inc.	(5)(6)(8)	C +	4.25%	9.27%	3/27/2028	CAD	21,691	17,062	15,887	0.38

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Insurance (continued)
PGIS Intermediate Holdings, LLC	(4)(5)(7)(10)	L +	5.50%	10.66%	10/16/2028		$4,616	$4,545	$4,459	0.11%
SG Acquisition, Inc.	(4)(9)	L +	5.00%	9.84%	1/27/2027	104,974		103,953	104,974	2.51
Shelf Bidco Ltd	(4)(6)(10)(18)	SOFR +	6.34%	10.93%	1/3/2030	5,091		4,943	4,939	0.12
Tennessee Bidco Limited	(4)(5)(6)(8)	E +	7.00%	9.94%	8/3/2028	EUR	1,812	1,869	1,934	0.05
Tennessee Bidco Limited	(4)(5)(6)(8)	S +	7.28%	10.70%	7/9/2028	GBP	16,190	21,967	19,667	0.47
Tennessee Bidco Limited	(4)(5)(6)(8)	S +	7.00%	11.20%	7/9/2028	GBP	26,990	36,678	32,788	0.78
Tennessee Bidco Limited	(4)(5)(6)(8)	L +	7.00%	12.09%	7/9/2028	54,034		52,801	53,088	1.27
Tennessee Bidco Limited	(4)(5)(6)(8)	L +	7.00%	12.21%	8/3/2028	15,998		15,805	15,718	0.38
Westland Insurance Group LTD	(4)(5)(6)(11)	L +	7.00%	11.85%	1/5/2027	42,483		40,059	42,483	1.01
Westland Insurance Group LTD	(4)(5)(6)(7)(11)	C +	7.00%	11.93%	1/5/2027	CAD	165,729	120,554	122,351	2.92
								701,001	686,532	16.41
Internet & Direct Marketing Retail
Donuts, Inc.	(4)(11)	SOFR +	6.00%	10.97%	12/29/2026	321,647		317,285	318,430	7.60
IT Services
AI Altius Bidco, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.48%	12/21/2028	1,289		1,278	1,260	0.03
AI Altius Bidco, Inc.	(4)(5)(10)	L +	5.50%	10.65%	12/21/2028	5,423		5,334	5,315	0.13
AI Altius Bidco, Inc.	(4)(5)(8)		9.75%	9.75% PIK	12/1/2028	876		857	848	0.02
Infostretch Corporation	(4)(10)	SOFR +	5.75%	10.80%	4/1/2028	4,963		4,880	4,727	0.11
Inovalon Holdings, Inc.	(4)(7)(10)	L +	6.25%	11.21% (incl. 2.75% PIK)	11/24/2028	107,131		104,931	105,921	2.53
Monterey Financing S.à.r.l	(4)(6)(8)	ST +	6.00%	9.30%	9/28/2029	SEK	2,090	184	197	0.00
Monterey Financing S.à.r.l	(4)(6)(8)	CI +	6.00%	9.11%	9/28/2029	DKK	4,819	618	685	0.02
Monterey Financing S.à.r.l	(4)(6)(7)(8)	E +	6.00%	9.01%	9/28/2029	EUR	658	530	653	0.02
Monterey Financing S.à.r.l	(4)(6)(9)	N +	6.00%	9.68%	9/28/2029	NOK	5,149	462	479	0.01
Razor Holdco, LLC	(4)(10)	L +	5.75%	10.59%	10/25/2027	37,253		36,664	36,694	0.88
Red River Technology, LLC	(4)(7)(11)	SOFR +	6.00%	10.91%	5/26/2027	80,581		79,605	80,581	1.92
Turing Holdco, Inc.	(4)(5)(6)(7)(8)	E +	6.00%	11.16% (incl. 2.50% PIK)	8/3/2028	EUR	7,010	7,659	7,818	0.19
Turing Holdco, Inc.	(4)(5)(6)(8)	L +	6.00%	10.79% (incl. 2.50% PIK)	9/28/2028	8,437		8,238	8,289	0.20
Turing Holdco, Inc.	(4)(5)(6)(8)	E +	6.00%	8.00%	9/28/2028	EUR	10,880	12,306	11,614	0.28
								263,546	265,081	6.34
Machinery
MHE Intermediate Holdings	(4)(5)(7)(11)	SOFR +	6.25%	11.16%	7/21/2027	464		451	445	0.01
MHE Intermediate Holdings	(4)(5)(11)	SOFR +	6.00%	9.16%	7/21/2027	396		389	383	0.01
MHE Intermediate Holdings	(4)(5)(11)	SOFR +	6.00%	10.91%	7/21/2027	3,433		3,385	3,321	0.08
								4,225	4,149	0.10
Marine
Armada Parent, Inc.	(4)(7)(10)	SOFR +	5.75%	10.66%	10/29/2027	25,931		25,480	25,353	0.61
Media
Trader Corp.	(4)(6)(7)(10)	C +	6.75%	11.68%	12/22/2029	CAD	10,000	6,730	6,768	0.16

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc.	(4)(6)(10)	SOFR +	6.25%	11.01%	8/15/2028		$74,649	$73,646	$74,089	1.77%
KKR Alberta Midstream Finance Inc.	(4)(6)(10)	SOFR +	6.25%	11.01%	8/15/2028		40,611	40,066	40,307	0.96
								113,712	114,396	2.73
Paper & Forest Products
Profile Products, LLC	(4)(10)	L +	5.50%	10.41%	11/12/2027		5,873	5,799	5,740	0.14
Profile Products, LLC	(4)(7)(10)	SOFR +	5.50%	10.30%	11/12/2027		749	735	729	0.02
Profile Products, LLC	(4)(10)	C +	5.50%	10.37%	11/12/2027		1,238	1,219	1,211	0.03
								7,753	7,680	0.19
Pharmaceuticals
Doc Generici (Diocle S.p.A.)	(4)(6)(7)(8)	E +	6.50%	9.32%	10/27/2028	EUR	1,758	1,297	1,556	0.04
Professional Services
ALKU, LLC	(4)(10)	SOFR +	5.25%	10.16%	3/1/2028		74,704	74,179	74,704	1.78
ALKU, LLC	(4)(10)	SOFR +	5.00%	9.91%	3/1/2028		38,022	37,673	38,022	0.91
Apex Companies, LLC	(4)(7)(11)	SOFR +	6.25%	10.93%	1/31/2028		1,534	1,488	1,487	0.04
Apex Companies, LLC	(4)(11)	SOFR +	6.25%	11.16%	1/31/2028		71	69	69	0.00
BPPH2 Limited	(4)(5)(6)(8)	S +	6.87%	10.68%	3/2/2028	GBP	26,300	35,673	32,193	0.77
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	5.25%	10.16%	11/2/2027		7,579	7,414	7,522	0.18
Clearview Buyer, Inc.	(4)(5)(7)(10)	L +	5.25%	10.41%	8/26/2027		9,217	9,038	8,996	0.21
Clearview Buyer, Inc.	(4)(5)(7)(10)	L +	5.25%	10.40%	2/26/2027		314	302	296	0.01
Cumming Group, Inc.	(4)(7)(11)	L +	6.00%	10.81%	5/26/2027		80,674	79,559	77,873	1.86
Cumming Group, Inc.	(4)(7)(11)	SOFR +	6.00%	10.78%	11/16/2027		1,257	1,216	1,209	0.03
Guidehouse, Inc.	(4)(5)(10)	SOFR +	6.25%	11.16%	10/16/2028		324,716	322,135	318,222	7.59
HIG Orca Acquisition Holdings, Inc.	(4)(5)(11)	SOFR +	6.00%	11.27%	8/17/2027		19,113	18,818	18,922	0.45
HIG Orca Acquisition Holdings, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	8.24%	8/17/2027		1,234	1,198	1,203	0.03
HIG Orca Acquisition Holdings, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	11.05%	8/12/2027		2,961	2,944	2,899	0.07
IG Investments Holdings, LLC	(4)(5)(7)(10)	L +	6.00%	10.83%	9/22/2028		1,306	1,241	1,281	0.03
IG Investments Holdings, LLC	(4)(5)(10)	SOFR +	6.00%	10.91%	9/22/2028		45,310	44,601	45,083	1.08
Kaufman Hall & Associates, LLC	(4)(10)	L +	5.25%	10.09%	12/14/2028		24,265	23,869	24,083	0.57
Legacy Intermediate, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.77%	2/25/2028		5,738	5,625	5,715	0.14
Material Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	10.75%	8/19/2027		23,541	23,186	22,834	0.54
Material Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.81%	10.89%	8/17/2027		1,554	1,529	1,501	0.04
Minotaur Acquisition, Inc.	(8)	SOFR +	4.75%	9.66%	3/27/2026		1,979	1,931	1,929	0.05
Petrus Buyer Inc	(4)(7)(10)	SOFR +	6.50%	10.70%	10/17/2029		1,905	1,835	1,852	0.04
Sherlock Buyer Corp.	(4)(7)(10)	L +	5.75%	10.65%	12/8/2028		8,551	8,372	8,202	0.20
Thevelia US, LLC	(5)(6)(9)	SOFR +	4.00%	8.90%	6/18/2029		1,306	1,293	1,274	0.03
Titan Investment Company, Inc.	(4)(5)(8)	L +	5.75%	10.57%	3/20/2027		41,920	40,622	40,033	0.96
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	L +	5.25%	10.18%	6/29/2027		55,829	54,942	55,202	1.32
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	L +	5.25%	10.40%	6/29/2027		12,107	11,907	11,877	0.28
Trinity Partners Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	10.58%	12/21/2028		4,792	4,702	4,682	0.11
West Monroe Partners, LLC	(4)(7)(10)	L +	5.25%	10.03%	11/8/2028		14,859	14,621	14,487	0.35
								831,982	823,652	19.67

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Real Estate Management & Development
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	6.25%	11.16%	2/16/2028		$70,324	$69,075	$70,324	1.68%
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	6.25%	11.16%	7/25/2029		833	815	833	0.02
								69,890	71,157	1.70
Road & Rail
Gruden Acquisition, Inc.	(4)(5)(7)(11)	L +	5.25%	9.88%	7/1/2028		16,455	16,109	15,554	0.37
Software
Anaplan, Inc.	(4)(6)(7)(10)	SOFR +	6.50%	11.31%	6/21/2029		1,804	1,769	1,784	0.04
AxiomSL Group, Inc.	(4)(7)(11)	L +	5.75%	10.59%	12/3/2027		42,011	41,333	41,303	0.99
BlueCat Networks USA, Inc.	(4)(6)(7)(10)	SOFR +	6.00%	10.94% (incl. 2.00% PIK)	8/8/2028		1,964	1,922	1,918	0.05
Circana Group L.P.	(4)(10)	SOFR +	5.75%	10.66%	12/1/2028		121,250	119,041	120,038	2.86
Circana Group L.P.	(4)(7)(10)	SOFR +	6.18%	11.54%	12/1/2027		1,932	1,691	1,794	0.04
Circana Group L.P.	(4)(10)	SOFR +	6.25%	10.95% (incl. 2.75% PIK)	12/1/2028		76,065	74,725	74,543	1.78
Community Brands ParentCo, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.66%	2/24/2028		4,950	4,858	4,838	0.12
Confine Visual Bidco	(4)(6)(7)(10)	SOFR +	5.75%	10.55%	2/23/2029		15,921	15,520	14,721	0.35
Connatix Buyer, Inc.	(4)(5)(7)(10)	L +	5.50%	10.23%	7/14/2027		21,761	21,295	20,633	0.49
Coupa Software Inc.	(4)(6)(7)(10)	SOFR +	7.50%	12.29%	2/27/2030		1,836	1,786	1,785	0.04
Diligent Corporation	(4)(11)	L +	5.75%	10.59%	8/4/2025		58,800	58,356	57,036	1.36
Discovery Education, Inc.	(4)(7)(10)	SOFR +	5.75%	10.71%	4/9/2029		26,533	26,026	25,722	0.61
Episerver, Inc.	(4)(5)(7)(11)	L +	5.75%	10.91%	4/9/2026		9,619	9,509	8,918	0.21
Experity, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	10.75%	2/24/2028		14,941	14,691	14,448	0.34
Gigamon Inc.	(4)(7)(11)	SOFR +	5.75%	10.56%	3/9/2029		7,384	7,255	7,287	0.17
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.50%	10.41%	12/1/2028		4,950	4,923	4,795	0.11
GraphPAD Software, LLC	(4)(7)(11)	L +	5.50%	10.71%	4/27/2027		13,621	13,470	13,220	0.32
GraphPAD Software, LLC	(4)(7)(11)	L +	5.50%	10.43%	4/27/2027		12,895	12,742	12,606	0.30
LD Lower Holdings, Inc.	(4)(11)	SOFR +	6.50%	11.50%	2/8/2026		92,223	91,169	90,840	2.17
Lightbox Intermediate, LP	(4)(8)	L +	5.00%	9.73%	5/9/2026		1,985	1,946	1,916	0.05
Magnesium BorrowerCo, Inc.	(4)(10)	S +	5.75%	9.93%	5/18/2029	GBP	3,434	4,194	4,183	0.10
Magnesium BorrowerCo, Inc.	(4)(7)(10)	SOFR +	5.75%	10.66%	5/18/2029		5,255	5,142	5,164	0.12
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	L +	3.75%	8.58%	7/31/2028		8,591	8,493	8,162	0.19
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(8)	L +	3.75%	8.62%	7/30/2026		1,200	1,192	1,140	0.03
Medallia, Inc.	(4)(10)	L +	6.50%	11.34% (incl. 5.57% PIK)	10/29/2028		355,588	350,440	348,477	8.32
Monk Holding Co.	(4)(10)(18)	L +	5.70%	10.66%	12/1/2027		4,840	4,750	4,756	0.11
Monk Holding Co.	(4)(7)(10)	L +	5.50%	9.88%	11/24/2028		190	165	161	0.00
MRI Software, LLC	(5)(7)(11)	L +	5.50%	10.66%	2/10/2026		27,744	27,584	26,178	0.62
Nintex Topco Limited	(4)(6)(10)	L +	6.00%	10.73%	11/13/2028		34,124	33,577	31,906	0.76
Oranje Holdco Inc	(4)(7)(11)	SOFR +	7.75%	12.43%	2/1/2029		2,000	1,945	1,944	0.05
Project Boost Purchaser, LLC	(4)(7)(10)	SOFR +	5.25%	10.38%	5/2/2029		4,709	4,663	4,682	0.11

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
Project Boost Purchaser, LLC	(4)(7)(10)	SOFR +	5.25%	10.12%	5/2/2029		$74	$70	$69	0.00%
Rally Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	10.60%	7/19/2028	716		701	699	0.02
Rally Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	10.53%	7/19/2028		25	23	22	0.00
Relativity ODA, LLC	(4)(7)(11)	L +	6.50%	12.35% (incl. 12.35% PIK)	5/12/2027		21,215	20,848	20,847	0.50
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	11.14%	3/11/2027		69,710	68,965	68,316	1.63
Spitfire Parent, Inc.	(4)(11)	SOFR +	6.00%	10.61%	3/11/2027		9,513	9,371	9,323	0.22
Spitfire Parent, Inc.	(4)(5)(11)	E +	6.00%	8.79%	3/11/2027	EUR	10,316	12,297	10,984	0.26
Stamps.com, Inc.	(4)(10)	L +	5.75%	10.59%	10/5/2028		287,376	282,847	280,191	6.69
Triple Lift, Inc.	(4)(10)	SOFR +	5.50%	10.44%	5/5/2028		48,142	47,441	47,179	1.13
Triple Lift, Inc.	(4)(10)	SOFR +	5.50%	10.23%	5/5/2028		13,990	13,757	13,710	0.33
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.25%	9.58%	5/5/2028		2,951	2,839	2,797	0.07
Zendesk Inc	(4)(7)(10)	SOFR +	6.50%	11.88% (incl. 3.50% PIK)	11/30/2028		1,582	1,546	1,557	0.04
								1,426,877	1,412,592	33.70
Specialty Retail
CustomInk, LLC	(4)(11)(18)	L +	6.18%	11.14%	5/3/2026		163,586	162,226	163,586	3.90
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	6.75%	11.66%	2/28/2026		84,454	83,786	83,820	2.00
Trading Companies & Distributors
Porcelain Acquisition Corp.	(4)(7)(11)	L +	5.75%	10.91%	4/1/2027		55,133	53,751	54,156	1.29
The Cook & Boardman Group, LLC	(11)	SOFR +	5.75%	10.58%	10/17/2025		49,063	48,870	44,236	1.06
								102,621	98,392	2.35
Transportation Infrastructure
Capstone Logistics, LLC	(4)(11)	SOFR +	4.75%	9.66%	11/12/2027		5,544	5,515	5,350	0.13
Frontline Road Safety, LLC	(4)(10)	SOFR +	5.75%	10.68%	5/3/2027		81,533	80,422	78,067	1.86
Frontline Road Safety, LLC	(4)(10)	SOFR +	5.75%	10.43%	4/30/2027		8,290	8,210	7,938	0.19
Helix TS, LLC	(4)(10)	SOFR +	6.25%	11.28%	8/4/2027		20,860	20,533	20,756	0.50
Helix TS, LLC	(4)(10)	SOFR +	6.25%	11.08%	8/4/2027		21,242	20,934	21,135	0.50
Helix TS, LLC	(4)(7)(10)	SOFR +	6.25%	11.36%	8/4/2027		384	375	376	0.01
Italian Motorway Holdings S.à.r.l	(4)(6)(8)	E +	5.25%	7.35%	4/28/2029	EUR	78,810	81,085	83,910	2.00
Roadsafe Holdings, Inc.	(4)(7)(11)	L +	5.75%	10.87%	10/19/2027		33,205	32,716	32,692	0.78
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.00%	10/19/2027		19,991	19,711	19,692	0.47
Safety Borrower Holdings LP	(4)(5)(11)	L +	5.25%	10.46%	9/1/2027		5,070	5,036	5,045	0.12
Safety Borrower Holdings LP	(4)(5)(7)(11)	P +	4.25%	12.25%	9/1/2027		93	90	89	0.00
Sam Holding Co, Inc.	(4)(11)	L +	5.00%	9.96%	9/24/2027		37,430	36,878	36,962	0.88
Sam Holding Co, Inc.	(4)(7)(11)	L +	7.50%	12.00%	3/24/2027		2,580	2,493	2,505	0.06
Sam Holding Co, Inc.	(4)(7)(11)	L +	5.50%	10.06%	9/24/2027		4,269	4,188	3,846	0.09
TRP Infrastructure Services, LLC	(4)(11)	L +	5.50%	10.40%	7/9/2027		39,186	38,628	36,443	0.87
								356,814	354,806	8.46
Total First Lien Debt								9,508,358	9,425,003	225.05

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Construction & Engineering
COP Home Services TopCo IV, Inc.	(4)(5)(11)	L +	8.50%	13.33%	12/29/2028		$7,517	$7,396	$7,253	0.17%
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(5)(6)(8)		8.75%	8.75%	4/15/2029	CAD	10,533	8,334	7,044	0.17
Jayhawk Buyer, LLC	(4)(11)	L +	8.75%	13.58%	10/15/2027		5,183	5,110	5,144	0.12
								13,444	12,188	0.29
Industrial Conglomerates
Victory Buyer, LLC	(4)(9)	L +	7.00%	11.78%	11/1/2029		9,619	9,537	8,248	0.20
IT Services
Inovalon Holdings, Inc.	(4)(5)(10)	L +	10.50%	15.46% (incl. 15.46% PIK)	11/24/2033		10,769	10,525	10,769	0.26
Professional Services
Thevelia US, LLC	(4)(6)(9)	SOFR +	6.75%	11.80%	6/17/2030		4,920	4,787	4,846	0.12
Software
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	L +	6.50%	11.33%	7/30/2029		3,550	3,511	3,374	0.08
Total Second Lien Debt								49,200	46,678	1.12

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity
Aerospace & Defense
Micross Topco, Inc.	(4)				4,767	$4,767	$5,973	0.14%
Air Freight & Logistics
AGI Group Holdings LP - A2 Units	(4)				902	902	839	0.02
Mode Holdings, L.P. - Class A-2 Common Units	(4)				5,486,923	5,487	11,577	0.28
						6,389	12,416	0.30
Distributors
Box Co-Invest Blocker, LLC	(4)				702,305	702	527	0.01
EIS Acquisition Holdings, LP - Class A Common Units	(4)				6,292	3,350	15,140	0.36
						4,052	15,667	0.37
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests	(4)		11.50%		12,511,857	12,315	15,078	0.36
Deneb Ultimate Topco, LLC - Class A Units	(4)				213	213	164	0.00
						12,528	15,242	0.36
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units	(4)				6,930	5,877	6,692	0.16
Point Broadband Holdings, LLC - Class B Units	(4)				369,255	1,053	1,940	0.05
Point Broadband Holdings, LLC - Class Additional A Units	(4)				1,489	1,263	1,438	0.03
Point Broadband Holdings, LLC - Class Additional B Units	(4)				79,358	226	417	0.01
						8,419	10,487	0.25
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)				539	539	324	0.01
Health Care Providers & Services
AVE Holdings I Corp.	(4)				625,944	607	649	0.02
Jayhawk Holdings, LP - A-1 Common Units	(4)				2,201	392	627	0.01
Jayhawk Holdings, LP - A-2 Common Units	(4)				1,185	211	338	0.01
						1,210	1,614	0.04
Health Care Technology
Caerus Midco 2 S.À. R.L - Additional Vehicle Units	(4)(6)				11,710	12	1	0.00
Caerus Midco 2 S.À. R.L - Vehicle Units	(4)(6)				58,458	58	53	0.00
						70	54	0.00
Insurance
Shelf Holdco Ltd Common Equity	(4)(6)				50,000	50	55	0.00
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest	(4)				2,854,133	2,854	3,055	0.07

Blackstone Secured Lending Fund Consolidated Schedule of Investments March 31, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity (continued)
Professional Services
Guidehouse Holding Corp. - Preferred Equity	(4)		11.50%		15,440	$15,133	$17,063	0.41%
OHCP V TC COI, LP. - LP Interest	(4)				3,500,000	3,500	4,550	0.11
Tricor Horizon, LP	(4)(6)				382,469	382	382	0.01
						19,015	21,995	0.53
Software
Connatix Parent, LLC - Class L Common Units	(4)				42,045	463	206	0.00
Expedition Holdco, LLC - Class A Units	(4)				90	57	40	0.00
Expedition Holdco, LLC - Class B Units	(4)				90,000	33	14	0.00
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%		1,545	1,506	1,672	0.04
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)				3,550,000	3,444	3,337	0.08
Mimecast Limited	(4)				651,175	651	638	0.02
Zoro Common Equity	(4)				2,073	21	21	0.00
Zoro Series A Preferred Shares	(4)		12.50%		373	362	373	0.01
						6,537	6,301	0.15
Specialty Retail
CustomInk, LLC - Series A Preferred Units	(4)				384,520	5,200	6,877	0.16
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units	(4)				27,536	2,909	2,046	0.05
Ncp Helix Holdings, LLC. - Preferred Shares	(4)				369	372	472	0.01
						3,281	2,518	0.06
Total Equity						74,911	102,578	2.44
Total Investments - non-controlled/non-affiliated						9,632,469	9,574,259	228.61
Investments - non-controlled/affiliated
Equity
Insurance
Blackstone Donegal Holdings LP - LP Interests (Westland Insurance Group LTD)	(4)(5)(6)(16)					36,637	51,943	1.24
Total Equity						36,637	51,943	1.24
Total Investments - non-controlled/affiliated						36,637	51,943	1.24
Total Investment Portfolio						9,669,106	9,626,202	229.85
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund						552	552	0.01
Other Cash and Cash Equivalents						102,473	102,473	2.45
Total Portfolio Investments, Cash and Cash Equivalents						$9,772,131	$9,729,227	232.31%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of March 31, 2023, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Danish Krone (DKK), Swedish Krona

(SEK), and Norwegian Krone (NOK). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate ("STIBOR" or "ST"), Copenhagen Interbank Offered Rate ("CIBOR" or "CI", Norwegian Interbank Offered Rate ("NIBOR" or "N"), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2023. Variable rate loans typically include an interest reference rate floor feature. As of March 31, 2023, 94.1% of the debt portfolio at fair value had an interest rate floor above zero. Rates on equity instruments represents contractual dividend rates on certain preferred equity positions.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Trustees (see Note 2), pursuant to the Company’s valuation policy.
(5)These investments are not pledged as collateral under any of the Company's credit facilities. For other debt investments that are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities. Any other debt investments listed above are pledged to financing facilities and are not available to satisfy the creditors of the Company.
(6)The investment is not a qualifying asset under Section 55(a) of the 1940 Act. The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2023, non-qualifying assets represented 10.4% of total assets as calculated in accordance with regulatory requirements.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
123Dentist, Inc.	Delayed Draw Term Loan	8/10/2029	$327	$(75)
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2023	23,709	—
ACI Group Holdings, Inc.	Revolver	8/2/2027	11,567	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	1,301	(26)
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	468	—
AI Altius Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	158	—
Allium Buyer LLC	Delayed Draw Term Loan	5/2/2030	1,552	—
Allium Buyer LLC	Revolver	5/2/2029	242	—
Amerilife Holdings, LLC	Revolver	8/31/2028	243	(2)
Amerilife Holdings, LLC	Delayed Draw Term Loan	8/31/2029	150	—
Amerivet Partners Management, Inc.	Revolver	2/25/2028	589	(24)
Amerivet Partners Management, Inc.	Delayed Draw Term Loan	2/25/2024	2,538	—
Anaplan, Inc.	Revolver	6/21/2028	161	(2)
Apex Companies, LLC	Delayed Draw Term Loan	1/31/2028	369	(5)
Armada Parent, Inc.	Delayed Draw Term Loan	10/29/2023	1,250	—
Armada Parent, Inc.	Revolver	10/29/2027	3,000	—
Ascend Buyer, LLC	Revolver	9/30/2027	1,940	—
AxiomSL Group, Inc.	Delayed Draw Term Loan	12/3/2027	2,949	(29)
AxiomSL Group, Inc.	Revolver	12/3/2025	3,221	(48)
Bazaarvoice, Inc.	Revolver	5/7/2026	28,662	—
Benefytt Technologies, Inc.	Delayed Draw Term Loan	8/12/2023	343	—
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2028	309	—
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2028	341	—
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	1,506	(15)
Caerus US 1, Inc.	Revolver	5/25/2029	652	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	$320	$—
Cambium Learning Group, Inc.	Revolver	7/20/2028	43,592	—
Canadian Hospital Specialties Ltd.	Delayed Draw Term Loan	4/14/2023	5,272	—
Canadian Hospital Specialties Ltd.	Revolver	4/14/2027	1,093	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	1,404	—
CFGI Holdings, LLC	Delayed Draw Term Loan	11/2/2027	1,200	(12)
CFGI Holdings, LLC	Revolver	11/2/2027	1,050	(21)
CFGI Holdings, LLC	Delayed Draw Term Loan	11/2/2027	607	—
CFGI Holdings, LLC	Revolver	11/2/2027	94	—
CFGI Holdings, LLC	Delayed Draw Term Loan	11/2/2027	96	—
Circana Group L.P.	Revolver	12/1/2027	7,453	—
Circana Group L.P.	Revolver	12/1/2027	4,416	—
Clearview Buyer, Inc.	Revolver	2/26/2027	584	—
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	3,668	—
Cobham Holdings, Inc.	Revolver	1/9/2028	376	(11)
Community Brands ParentCo, LLC	Delayed Draw Term Loan	2/24/2024	588	(6)
Community Brands ParentCo, LLC	Revolver	2/24/2028	345	(7)
Confine Visual Bidco	Delayed Draw Term Loan	3/11/2024	3,046	—
Connatix Buyer, Inc.	Revolver	7/14/2027	5,431	(204)
Connatix Buyer, Inc.	Delayed Draw Term Loan	7/14/2023	10,900	(109)
COP Home Services TopCo IV, Inc.	Delayed Draw Term Loan	12/31/2027	1,978	—
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	1,705	—
Coupa Software Inc.	Delayed Draw Term Loan	8/27/2024	164	(2)
Coupa Software Inc.	Revolver	2/27/2030	126	(3)
CPI Buyer, LLC	Delayed Draw Term Loan	5/1/2023	6,649	—
CPI Buyer, LLC	Revolver	11/1/2026	3,214	(64)
CPI Intermediate Holdings Inc	Delayed Draw Term Loan	10/8/2029	966	—
Cumming Group, Inc.	Revolver	5/26/2027	12,695	(381)
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	343	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	4/3/2028	736	—
Discovery Education, Inc.	Delayed Draw Term Loan	4/9/2029	6,773	—
Discovery Education, Inc.	Revolver	4/9/2029	2,960	—
Doc Generici (Diocle S.p.A.)	Delayed Draw Term Loan	10/26/2024	1,380	(307)
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2023	18,700	(187)
ENV Bidco AB	Delayed Draw Term Loan	7/19/2029	300	(24)
Episerver, Inc.	Revolver	4/9/2026	2,064	(124)
Experity, Inc.	Revolver	2/24/2028	1,495	(45)
Foundation Risk Partners Corp.	Revolver	10/29/2027	2,382	(36)
Galway Borrower, LLC	Revolver	9/30/2027	1,659	—
Galway Borrower, LLC	Delayed Draw Term Loan	9/30/2023	279	(3)
GCX Corporation Buyer, LLC	Delayed Draw Term Loan	9/13/2023	2,000	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	1,080	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/30/2028	$3,040	$—
Gigamon Inc.	Revolver	3/11/2028	437	(5)
Go Car Wash Management Corp.	Delayed Draw Term Loan	8/31/2023	1,057	—
GovernmentJobs.com, Inc.	Revolver	11/30/2027	677	(14)
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	2,144	(43)
GraphPAD Software, LLC	Delayed Draw Term Loan	4/27/2027	6,429	—
GraphPAD Software, LLC	Revolver	4/27/2027	2,124	(32)
Groundworks, LLC	Delayed Draw Term Loan	9/13/2025	130	—
Groundworks, LLC	Revolver	3/14/2029	42	—
Gruden Acquisition, Inc.	Delayed Draw Term Loan	7/1/2023	2,040	—
Gruden Acquisition, Inc.	Revolver	7/1/2026	3,000	—
Healthcomp Holding Company, LLC	Delayed Draw Term Loan	12/29/2023	23,952	—
Helix TS, LLC	Delayed Draw Term Loan	6/14/2024	614	—
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	1,851	—
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2023	3,241	—
High Street Buyer, Inc.	Revolver	4/16/2027	2,254	(45)
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	11,830	—
IG Investments Holdings, LLC	Revolver	9/22/2027	3,583	(18)
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	11,060	(138)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	347	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/17/2028	52	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/17/2029	90	—
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	1,897	—
Jayhawk Buyer, LLC	Delayed Draw Term Loan	10/15/2026	30	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	661	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	1,145	—
KPSKY Acquisition, Inc.	Delayed Draw Term Loan	10/19/2023	143	—
Legacy Intermediate, LLC	Revolver	2/25/2028	958	(10)
Legacy Intermediate, LLC	Delayed Draw Term Loan	8/25/2023	1,410	—
Magnesium BorrowerCo, Inc.	Delayed Draw Term Loan	5/18/2029	485	(12)
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	342	—
Material Holdings, LLC	Revolver	8/17/2027	212	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2023	1,802	—
MHE Intermediate Holdings	Revolver	7/21/2027	230	—
Monk Holding Co.	Delayed Draw Term Loan	8/12/2023	2,038	—
Monterey Financing S.à.r.l	Delayed Draw Term Loan	9/19/2029	539	(44)
MRI Software, LLC	Revolver	2/10/2026	1,516	(61)
MRI Software, LLC	Revolver	2/10/2026	4,200	(397)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	40,639	—
NDC Acquisition Corp.	Revolver	3/9/2027	2,911	—
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	1/1/2024	12,560	—
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	12/1/2023	2,247	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Oranje Holdco Inc	Revolver	2/1/2029	$250	$(6)
Petrus Buyer Inc	Delayed Draw Term Loan	10/17/2029	595	(9)
Petrus Buyer Inc	Revolver	10/17/2029	272	(5)
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	330	(7)
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	10/1/2023	4,717	—
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/1/2027	14,481	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	159	(2)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2029	17	—
Profile Products, LLC	Revolver	11/12/2027	145	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2023	16,623	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2029	333	—
Project Boost Purchaser, LLC	Revolver	5/2/2028	591	(3)
Project Boost Purchaser, LLC	Delayed Draw Term Loan	5/2/2029	905	—
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2027	4,259	—
Rally Buyer, Inc.	Revolver	7/19/2028	110	(2)
Rally Buyer, Inc.	Delayed Draw Term Loan	7/19/2028	180	—
Red River Technology, LLC	Delayed Draw Term Loan	5/26/2023	25,880	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	2	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	903	—
Relativity ODA, LLC	Revolver	5/12/2027	3,292	(49)
Relay Purchaser, LLC	Revolver	8/30/2026	7,143	(71)
RoadOne Inc	Revolver	12/30/2028	226	—
RoadOne Inc	Delayed Draw Term Loan	12/30/2028	177	—
Roadsafe Holdings, Inc.	Delayed Draw Term Loan	7/31/2023	1,460	—
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	6,452	(65)
Safety Borrower Holdings LP	Revolver	9/1/2027	280	—
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2023	29,700	—
Sam Holding Co, Inc.	Revolver	3/24/2027	3,420	—
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	485	—
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2026	318	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/8/2028	2,794	(28)
Sherlock Buyer Corp.	Revolver	12/8/2027	1,111	(22)
Smile Doctors, LLC	Revolver	12/23/2027	138	—
Snoopy Bidco, Inc.	Delayed Draw Term Loan	6/1/2023	15,786	—
SpecialtyCare, Inc.	Revolver	6/18/2026	1,012	(22)
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/18/2023	1,155	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	314	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	134	—
The Fertility Partners, Inc.	Revolver	9/16/2027	34	—
The Fertility Partners, Inc.	Delayed Draw Term Loan	3/16/2024	590	—
Trader Corp.	Revolver	12/22/2028	1,047	(436)
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2023	10,916	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	$6,881	$(69)
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	12/21/2023	1,433	—
Triple Lift, Inc.	Revolver	5/6/2028	4,747	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	1,424	—
UMP Holdings, LLC	Delayed Draw Term Loan	7/15/2028	808	—
Unified Physician Management, LLC	Delayed Draw Term Loan	6/18/2029	34	—
Unified Physician Management, LLC	Revolver	6/18/2029	241	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	3,233	(154)
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	3,848	—
West Monroe Partners, LLC	Revolver	11/9/2027	1,443	—
Westland Insurance Group LTD	Delayed Draw Term Loan	5/31/2023	246	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	42	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	10,490	—
Zendesk Inc	Revolver	11/3/2028	169	(3)
Zendesk Inc	Delayed Draw Term Loan	11/22/2028	361	(5)
Total unfunded commitments			$598,825	$(3,549)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of March 31, 2023 was 0.50%
(10)The interest rate floor on these investments as of March 31, 2023 was 0.75%
(11)The interest rate floor on these investments as of March 31, 2023 was 1.00%
(12)The interest rate floor on these investments as of March 31, 2023 was 1.25%
(13)The interest rate floor on these investments as of March 31, 2023 was 1.50%
(14)The interest rate floor on these investments as of March 31, 2023 was 2.00%
(15)For unsettled positions the interest rate does not include the base rate.
(16)Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2023, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2023, the Company’s non-controlled/affiliated investments were as follows:

	Fair value as of December 31, 2022	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair value as of March 31, 2023	Dividend and Interest Income
Non-controlled/Affiliated Investments
Blackstone Donegal Holdings LP	$56,584	$—	$—	$(4,641)	$51,943	$—
Total	$56,584	$—	$—	$(4,641)	$51,943	$—

(17)Loan was on non-accrual status as of March 31, 2023.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Corfin Holdings, Inc.	(4)(11)	L +	5.75%	10.13%	2/5/2026		$199,393	$197,335	$195,405	4.70%
Corfin Holdings, Inc.	(4)(11)	L +	5.75%	10.13%	2/5/2026		69,260	68,346	67,874	1.63
Linquest Corp.	(4)(5)(7)(10)	L +	5.75%	9.10%	7/28/2028		9,838	9,632	9,395	0.23
MAG DS Corp.	(4)(11)	L +	5.50%	10.23%	4/1/2027		81,319	76,271	74,813	1.80
Maverick Acquisition, Inc.	(4)(11)	L +	6.25%	10.98%	6/1/2027		18,789	18,507	17,004	0.41
TCFI AEVEX, LLC	(4)(11)	L +	6.00%	10.38%	3/18/2026		111,399	110,163	101,373	2.44
								480,254	465,864	11.21
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	9.13%	6/11/2027		96,395	94,906	95,431	2.29
ENV Bidco AB	(4)(6)(10)	SOFR +	6.00%	10.73%	7/19/2029		1,006	983	981	0.02
ENV Bidco AB	(4)(6)(7)(8)	E +	6.00%	8.20%	7/19/2029	EUR	1,122	1,116	1,179	0.03
Livingston International, Inc.	(4)(6)(10)	L +	5.50%	10.23%	4/30/2027		128,852	126,424	127,563	3.07
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.57%	12/9/2026		173,421	171,471	173,421	4.17
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.57%	2/5/2029		4,950	4,864	4,950	0.12
Redwood Services Group, LLC	(4)(7)(10)	SOFR +	6.00%	10.69%	6/15/2029		2,338	2,297	2,290	0.06
RoadOne Inc	(4)(7)(11)	SOFR +	6.25%	10.81%	12/30/2028		1,067	1,025	1,024	0.02
RWL Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	10.48%	12/31/2028		24,133	23,667	23,827	0.57
SEKO Global Logistics Network, LLC	(4)(5)(6)(11)	E +	5.00%	6.00%	12/30/2026	EUR	1,863	2,134	1,978	0.05
SEKO Global Logistics Network, LLC	(4)(5)(7)(11)	L +	4.75%	9.48%	12/30/2026		6,247	6,174	6,214	0.15
								435,061	438,858	10.55
Building Products
Fencing Supply Group Acquisition, LLC	(4)(5)(11)	L +	6.00%	11.21%	2/26/2027		52,187	51,654	52,187	1.25
Jacuzzi Brands, LLC	(4)(11)	SOFR +	6.00%	10.32%	2/25/2025		94,817	94,168	94,817	2.28
L&S Mechanical Acquisition, LLC	(4)(5)(10)	L +	5.75%	10.14%	9/1/2027		12,627	12,431	11,869	0.29
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	10.47%	4/7/2025		121,977	121,094	120,758	2.90
Windows Acquisition Holdings, Inc.	(4)(5)(11)	L +	6.50%	11.23%	12/29/2026		53,729	53,014	53,729	1.29
								332,361	333,360	8.01
Commercial Services & Supplies
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	5.75%	10.28%	5/7/2028		228,477	228,477	228,477	5.49
Java Buyer, Inc.	(4)(7)(10)	L +	5.75%	10.52%	12/15/2027		5,023	4,925	4,815	0.12
JSS Holdings, Inc.	(4)(10)	L +	6.00%	10.34%	12/27/2028		285,912	282,891	285,912	6.88
JSS Holdings, Inc.	(4)(10)	L +	6.00%	10.34%	12/27/2028		4,938	4,874	4,938	0.12
Knowledge Pro Buyer, Inc.	(4)(7)(10)	L +	5.75%	10.04%	12/10/2027		5,923	5,799	5,858	0.14
KPSKY Acquisition, Inc.	(4)(7)(10)	L +	5.50%	9.89%	10/19/2028		22,544	22,169	21,240	0.51
Onex Baltimore Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	10.50%	12/1/2027		28,023	27,541	27,720	0.67
The Action Environmental Group, Inc.	(4)(5)(12)	SOFR +	6.00%	10.66%	1/16/2026		133,693	132,061	132,022	3.17
The Action Environmental Group, Inc.	(4)(5)(12)	L +	6.00%	7.25%	1/16/2026		11,133	11,096	10,993	0.26
Veregy Consolidated, Inc.	(4)(11)	L +	6.00%	10.41%	11/2/2027		20,886	20,485	17,126	0.41
								740,318	739,101	17.77
Construction & Engineering
ASP Endeavor Acquisition, LLC	(4)(5)(9)	L +	6.50%	11.06%	5/3/2027		13,765	13,566	13,042	0.31
COP Home Services TopCo IV, Inc.	(4)(5)(7)(11)	L +	5.00%	9.38%	12/31/2027		22,373	21,850	21,233	0.51
								35,416	34,275	0.82
Containers & Packaging
Ascend Buyer, LLC	(4)(7)(10)	SOFR +	6.25%	10.67%	10/2/2028		18,886	18,545	18,678	0.45
Ascend Buyer, LLC	(4)(10)	SOFR +	5.75%	10.67%	9/30/2028		1,995	1,937	1,975	0.05
								20,482	20,653	0.50

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Distributors
BP Purchaser, LLC	(4)(10)	L +	5.50%	10.24%	12/10/2028	$7,332	$7,208	$7,094	0.17%
Bution Holdco 2, Inc.	(4)(11)	L +	6.25%	10.63%	10/17/2025	72,809	72,131	72,809	1.75
Dana Kepner Company, LLC	(4)(11)	SOFR +	6.00%	10.66%	12/29/2026	63,291	62,449	62,975	1.51
Dana Kepner Company, LLC	(4)(11)	SOFR +	6.00%	10.66%	12/29/2027	1,995	1,959	1,985	0.05
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	10.17%	11/2/2026	179,989	177,116	176,389	4.24
Marcone Yellowstone Buyer, Inc.	(4)(5)(7)(10)	SOFR +	6.50%	7.25%	6/23/2028	1,582	1,525	1,524	0.04
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	5.50%	10.98%	6/23/2028	4,950	4,866	4,752	0.11
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	6.25%	10.62%	6/23/2028	1,598	1,581	1,534	0.04
NDC Acquisition Corp.	(4)(7)(11)	L +	5.50%	10.23%	3/9/2027	14,074	13,749	13,735	0.33
Tailwind Colony Holding Corporation	(4)(7)(11)	SOFR +	6.25%	10.98%	11/13/2024	42,774	42,484	42,132	1.01
Unified Door & Hardware Group, LLC	(4)(11)	SOFR +	5.75%	10.52%	6/30/2025	998	955	953	0.02
Unified Door & Hardware Group, LLC	(4)(11)	L +	5.75%	10.41%	12/18/2027	51,973	51,237	51,064	1.23
Unified Door & Hardware Group, LLC	(4)(11)	L +	5.75%	10.41%	6/30/2025	42,476	42,098	41,733	1.00
							479,358	478,679	11.50
Diversified Consumer Services
Cambium Learning Group, Inc.	(4)(7)(10)	L +	5.50%	9.74%	7/20/2028	292,101	289,768	292,101	7.02
Dreambox Learning Holding LLC	(4)(5)(10)	L +	6.25%	9.44%	12/1/2027	7,087	6,970	6,661	0.16
Go Car Wash Management Corp.	(4)(7)(14)	SOFR +	6.25%	10.67%	12/31/2026	22,544	22,141	21,954	0.53
							318,879	320,716	7.71
Diversified Financial Services
Barbri Holdings, Inc.	(4)(10)	L +	5.75%	10.13%	4/30/2028	64,465	63,457	63,820	1.53
SelectQuote, Inc.	(4)(10)	SOFR +	8.00%	12.42% (incl. 2.00% PIK)	11/5/2024	74,715	73,984	67,243	1.62
							137,441	131,063	3.15
Diversified Telecommunication Services
Point Broadband Acquisition, LLC	(4)(7)(11)	L +	6.00%	10.56%	10/1/2028	104,875	102,509	101,470	2.44
Electric Utilities
Qualus Power Services Corp.	(4)(7)(11)	L +	5.25%	10.01%	3/26/2027	33,462	32,834	33,092	0.80
Electrical Equipment
Emergency Power Holdings, LLC	(4)(5)(7)(11)	L +	5.50%	10.23%	8/17/2028	44,451	43,549	43,486	1.05
Relay Purchaser, LLC	(4)(5)(7)(10)	L +	6.00%	10.73%	8/30/2028	36,670	35,999	36,415	0.88
Shoals Holdings, LLC	(4)(11)	SOFR +	3.25%	7.51%	11/25/2026	83,504	82,123	83,921	2.02
							161,671	163,822	3.95
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(5)(11)	L +	6.00%	10.75%	12/23/2026	109,041	107,698	101,953	2.45
CPI Intermediate Holdings Inc	(4)(7)(10)	SOFR +	5.50%	9.68%	10/8/2029	4,034	3,942	3,943	0.09
							111,640	105,896	2.54
Energy Equipment & Services
Abaco Energy Technologies, LLC	(4)(13)	L +	7.00%	11.29%	10/4/2024	36,437	36,057	36,437	0.88
ISQ Hawkeye Holdco, Inc.	(4)(7)(10)	SOFR +	6.25%	10.63%	8/17/2029	908	884	893	0.02
Tetra Technologies, Inc.	(4)(6)(11)	L +	6.25%	10.63%	9/10/2025	17,790	17,736	17,790	0.43
							54,677	55,120	1.33
Health Care Equipment & Supplies
CPI Buyer, LLC	(4)(7)(10)	L +	5.50%	10.23%	11/1/2028	30,242	29,624	29,089	0.70
GCX Corporation Buyer, LLC	(4)(5)(7)(10)	L +	5.50%	9.84%	9/13/2027	27,225	26,765	26,661	0.64
							56,389	55,750	1.34

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services
123Dentist, Inc.	(4)(6)(7)(10)	C +	5.75%	10.36%	8/10/2029	CAD	1,721	$1,321	$1,220	0.03%
ACI Group Holdings, Inc.	(4)(5)(7)(10)	L +	5.75%	10.13%	8/2/2028	105,139		103,062	103,013	2.48
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	L +	6.50%	11.66%	5/7/2027	8,570		8,428	8,419	0.20
Amerivet Partners Management, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.23%	2/25/2028	5,857		5,724	5,600	0.13
Canadian Hospital Specialties Ltd.	(4)(5)(6)(7)(11)	C +	4.50%	9.36%	4/14/2028	CAD	30,935	22,693	22,786	0.55
CCBlue Bidco, Inc.	(4)(7)(10)	L +	6.25%	9.92% (incl. 2.75% PIK)	12/21/2028	10,442		10,261	9,853	0.24
Cross Country Healthcare, Inc.	(4)(10)	L +	5.75%	10.14%	6/8/2027	6,582		6,452	6,582	0.16
DCA Investment Holdings, LLC	(4)(7)(10)	SOFR +	6.00%	9.98%	4/3/2028	33,096		32,744	32,749	0.79
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	10.19%	10/4/2024	24,307		24,208	24,185	0.58
Healthcomp Holding Company, LLC	(4)(5)(11)	L +	6.00%	10.42%	10/27/2026	76,247		75,033	76,247	1.83
Healthcomp Holding Company, LLC	(4)(5)(7)(11)	L +	5.50%	10.42%	10/27/2026	32,324		31,675	32,085	0.77
Jayhawk Buyer, LLC	(4)(7)(11)	L +	5.00%	9.73%	10/15/2026	155,273		152,942	153,720	3.70
Navigator Acquiror, Inc.	(4)(7)(9)	L +	5.75%	9.98% (incl. 5.11% PIK)	7/16/2027	200,735		199,246	198,728	4.78
Odyssey Holding Company, LLC	(4)(11)	L +	5.75%	10.45%	11/16/2025	18,672		18,522	18,672	0.45
PPV Intermediate Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	10.07%	8/31/2029	1,796		1,761	1,775	0.04
Smile Doctors, LLC	(4)(7)(10)	L +	5.75%	11.00%	12/21/2028	11,462		11,253	11,218	0.27
Snoopy Bidco, Inc.	(4)(7)(10)	L +	6.00%	10.76%	6/1/2028	304,214		298,966	293,329	7.05
SpecialtyCare, Inc.	(4)(5)(7)(11)	L +	5.75%	9.76%	6/18/2028	12,641		12,331	12,209	0.29
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	L +	5.75%	10.51%	1/2/2029	2,774		2,722	2,690	0.06
The Fertility Partners, Inc.	(4)(5)(6)(10)	L +	5.75%	10.13%	3/16/2028	4,975		4,889	4,776	0.11
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	C +	5.75%	10.46%	3/16/2028	CAD	5,840	4,622	4,287	0.10
The GI Alliance Management, LLC	(4)(7)(11)	SOFR +	6.25%	10.49%	9/15/2028	4,107		3,965	3,998	0.10
Unified Physician Management, LLC	(4)(7)(9)	SOFR +	5.50%	10.50%	6/18/2029	2,046		2,046	2,046	0.05
United Mutual Acquisition Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	10.09%	7/15/2028	1,787		1,742	1,738	0.04
US Oral Surgery Management Holdco, LLC	(4)(7)(10)	L +	5.50%	10.18%	11/18/2027	41,654		40,916	41,169	0.99
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	L +	5.75%	10.48%	6/22/2028	44,703		43,840	34,563	0.83
								1,121,364	1,107,657	26.62
Health Care Technology
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.50%	10.08%	5/25/2029	10,542		10,314	10,207	0.25
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.50%	6.25%	5/25/2029	2,215		2,171	2,170	0.05
Color Intermediate LLC	(4)(10)	SOFR +	5.50%	10.18%	10/4/2029	20,313		19,818	19,906	0.48
Edifecs, Inc.	(4)(10)	L +	5.50%	10.23%	9/21/2026	13,585		13,377	13,449	0.32
Edifecs, Inc.	(4)(11)	L +	7.50%	12.23%	9/21/2026	219,160		215,762	223,544	5.38
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	6.00%	10.73%	10/29/2028	16,007		15,730	15,725	0.38
NMC Crimson Holdings, Inc.	(4)(7)(10)	L +	6.00%	9.74%	3/1/2028	75,988		74,013	74,829	1.80
Project Ruby Ultimate Parent Corp.	(10)	L +	3.25%	7.63%	3/10/2028	8,461		8,429	8,019	0.19
RPBLS Midco, LLC	(4)(7)(10)	SOFR +	5.75%	9.41%	4/1/2028	9,423		9,275	9,329	0.22
								368,889	377,178	9.07
Insurance
Alera Group, Inc.	(4)(7)(10)	SOFR +	6.00%	10.42%	10/2/2028	3,703		3,673	3,629	0.09
Amerilife Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	9.01%	8/31/2029	2,101		2,055	2,076	0.05

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Insurance (continued)
Benefytt Technologies, Inc.	(4)(7)(10)	SOFR +	8.75%	12.09% (incl. 7.75% PIK)	8/12/2027		$13,457	$13,255	$10,896	0.26%
Foundation Risk Partners Corp.	(4)(7)(10)	SOFR +	6.00%	10.68%	10/29/2028	27,179		26,823	26,881	0.65
Galway Borrower, LLC	(4)(5)(7)(10)	L +	5.25%	8.99%	9/30/2028	22,169		21,790	21,577	0.52
High Street Buyer, Inc.	(4)(5)(7)(10)	L +	6.00%	10.73%	4/14/2028	61,910		60,802	61,282	1.47
Integrity Marketing Acquisition, LLC	(4)(5)(7)(10)	L +	6.05%	11.28%	8/27/2025	146,487		145,102	141,089	3.39
Jones Deslauriers Insurance Management, Inc.	(5)(6)(10)	C +	4.25%	8.81%	3/27/2028	CAD	86,367	68,216	59,917	1.44
PGIS Intermediate Holdings, LLC	(4)(5)(7)(10)	L +	5.50%	10.63%	10/16/2028	4,627		4,553	4,470	0.11
SG Acquisition, Inc.	(4)(9)	L +	5.00%	9.17%	1/27/2027	104,974		103,888	104,974	2.52
Shelf Bidco Ltd	(6)(10)	SOFR +	6.00%	6.75%	1/3/2030	GBP	5,091	4,938	4,938	0.12
Tennessee Bidco Limited	(4)(5)(6)(8)	S +	7.28%	8.47%	7/9/2028	GBP	16,190	21,946	19,134	0.46
Tennessee Bidco Limited	(4)(5)(6)(8)	S +	7.00%	7.00%	7/9/2028	GBP	28,509	38,706	33,693	0.81
Tennessee Bidco Limited	(4)(5)(6)(8)	L +	7.00%	10.38%	7/9/2028	54,034		52,743	53,088	1.28
Tennessee Bidco Limited	(4)(5)(6)(8)	L +	7.00%	12.21%	8/3/2028	15,998		15,796	15,718	0.38
Westland Insurance Group LTD	(4)(5)(6)(11)	L +	7.00%	11.39%	1/5/2027	42,483		39,901	41,209	0.99
Westland Insurance Group LTD	(4)(5)(6)(7)(8)	C +	7.00%	11.86%	1/5/2027	CAD	165,350	119,655	118,210	2.84
								743,842	722,781	17.38
Internet & Direct Marketing Retail
Donuts, Inc.	(4)(11)	SOFR +	6.00%	10.43%	12/29/2026	322,470		318,178	319,245	7.68
IT Services
AI Altius Bidco, Inc.	(4)(5)(7)(10)	L +	5.50%	10.65%	12/21/2028	5,423		5,320	5,300	0.13
AI Altius Bidco, Inc.	(4)(5)(8)		9.75%	9.75% PIK	12/29/2029	835		814	808	0.02
Infostretch Corporation	(4)(10)	SOFR +	5.75%	10.48%	4/1/2028	4,975		4,888	4,776	0.11
Inovalon Holdings, Inc.	(4)(7)(10)	L +	6.25%	10.95% (incl. 2.75% PIK)	11/24/2028	106,179		103,883	104,979	2.52
Monterey Financing S.à.r.l	(4)(6)(7)(8)	E +	6.00%	8.14%	9/28/2029	EUR	658	601	704	0.02
Monterey Financing S.à.r.l	(4)(6)(8)	CI +	6.00%	8.42%	9/28/2029	DKK	4,819	618	674	0.02
Monterey Financing S.à.r.l	(4)(6)(9)	N +	6.00%	9.26%	9/28/2029	NOK	5,149	461	510	0.01
Monterey Financing S.à.r.l	(4)(6)(8)	ST +	6.00%	8.65%	9/28/2029	SEK	2,090	184	196	0.00
Razor Holdco, LLC	(4)(10)	L +	5.75%	9.42%	10/25/2027	37,347		36,718	36,600	0.88
Red River Technology, LLC	(4)(7)(11)	L +	6.00%	10.38%	5/26/2027	80,785		79,749	80,180	1.93
Turing Holdco, Inc.	(4)(5)(6)(7)(8)	E +	6.00%	8.00% (incl. 2.50% PIK)	8/3/2028	EUR	16,280	18,129	17,160	0.41
Turing Holdco, Inc.	(4)(5)(6)(8)	L +	6.00%	10.01%	8/3/2028	8,437		8,229	8,310	0.20
								259,594	260,197	6.25
Machinery
MHE Intermediate Holdings	(4)(5)(7)(11)	SOFR +	6.00%	9.50%	7/21/2027	4,492		4,419	4,331	0.10
MHE Intermediate Holdings	(4)(5)(11)	SOFR +	6.25%	9.75%	12/9/2025	214		210	208	0.01
								4,629	4,539	0.11
Marine
Armada Parent, Inc.	(4)(7)(10)	L +	5.75%	10.13%	10/29/2027	25,997		25,520	25,209	0.61
Media
Trader Corp.	(4)(6)(7)(10)	C +	5.75%	10.40%	12/22/2029	CAD	10,000	7,149	7,185	0.17

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc.	(4)(6)(10)	SOFR +	6.25%	10.52%	8/15/2028		$74,649	$73,602	$73,529	1.77%
KKR Alberta Midstream Finance Inc.	(4)(6)(10)	SOFR +	6.25%	10.52%	8/15/2028		40,611	40,042	40,002	0.96
								113,644	113,531	2.73
Paper & Forest Products
Profile Products, LLC	(4)(7)(10)	L +	5.50%	9.36%	11/12/2027		6,344	6,247	6,186	0.15
Profile Products, LLC	(4)(10)	C +	5.50%	10.14%	11/12/2027		1,242	1,221	1,214	0.03
								7,468	7,400	0.18
Pharmaceuticals
Doc Generici (Diocle S.p.A.)	(4)(6)(7)(8)	E +	6.50%	8.56%	10/27/2028	EUR	1,758	1,478	1,688	0.04
Professional Services
ALKU, LLC	(4)(10)	SOFR +	5.25%	9.67%	3/1/2028		74,904	74,352	74,904	1.80
ALKU, LLC	(4)(10)	SOFR +	5.00%	9.42%	3/1/2028		38,118	37,751	38,118	0.92
BPPH2 Limited	(4)(5)(6)(8)	S +	6.87%	10.30%	3/2/2028	GBP	26,300	35,637	31,794	0.76
CFGI Holdings, LLC	(4)(7)(10)	L +	5.00%	9.39%	11/2/2027		7,598	7,449	7,565	0.18
Clearview Buyer, Inc.	(4)(5)(7)(10)	L +	5.25%	9.98%	8/26/2027		9,240	9,032	9,001	0.22
Cumming Group, Inc.	(4)(7)(11)	L +	5.25%	8.92%	5/26/2027		73,737	72,612	71,088	1.71
Cumming Group, Inc.	(4)(11)	SOFR +	5.25%	8.92%	11/16/2027		1,000	970	970	0.02
Guidehouse, Inc.	(4)(5)(10)	L +	6.25%	10.63%	10/16/2028		325,537	322,831	319,027	7.67
HIG Orca Acquisition Holdings, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	9.78%	8/17/2027		23,523	23,133	23,239	0.56
IG Investments Holdings, LLC	(4)(5)(7)(10)	L +	6.00%	10.39%	9/22/2028		48,167	47,356	47,915	1.15
Kaufman Hall & Associates, LLC	(4)(7)(10)	L +	5.25%	9.63%	12/14/2028		24,314	23,858	24,131	0.58
Legacy Intermediate, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.26%	2/25/2028		5,161	5,047	5,080	0.12
Material Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	10.68%	8/19/2027		24,448	24,042	23,687	0.57
Minotaur Acquisition, Inc.	(8)	SOFR +	4.75%	9.17%	3/27/2026		1,985	1,932	1,903	0.05
Petrus Buyer Inc	(4)(7)(10)	SOFR +	6.50%	10.70%	10/17/2029		1,905	1,833	1,831	0.04
Sherlock Buyer Corp.	(4)(7)(10)	L +	5.75%	10.48%	12/8/2028		8,573	8,386	8,223	0.20
Thevelia US, LLC	(5)(6)(9)	SOFR +	4.00%	8.73%	6/18/2029		1,309	1,296	1,273	0.03
Titan Investment Company, Inc.	(4)(5)(8)	L +	5.75%	10.07%	3/20/2027		42,028	40,646	40,136	0.97
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	L +	5.25%	10.18%	6/29/2027		67,936	66,786	67,079	1.61
Trinity Partners Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	9.99%	12/21/2028		4,804	4,710	4,694	0.11
West Monroe Partners, LLC	(4)(7)(10)	L +	5.50%	9.84%	11/8/2028		14,896	14,623	14,524	0.35
								824,282	816,182	19.62
Real Estate Management & Development
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	6.25%	10.67%	2/16/2028		70,324	69,012	70,324	1.69
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	6.25%	10.67%	7/25/2029		833	814	833	0.02
								69,826	71,157	1.71
Road & Rail
Gruden Acquisition, Inc.	(4)(5)(7)(11)	L +	5.50%	7.75%	7/1/2028		16,437	16,072	16,167	0.39
Software
Anaplan, Inc.	(4)(6)(7)(10)	SOFR +	6.50%	10.82%	6/21/2029		1,786	1,749	1,747	0.04
AxiomSL Group, Inc.	(4)(7)(11)	L +	5.75%	10.13%	12/3/2027		42,118	41,401	41,635	1.00
BlueCat Networks USA, Inc.	(4)(6)(7)(10)	SOFR +	6.00%	10.46%	8/8/2028		1,959	1,915	1,913	0.05
Community Brands ParentCo, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.17%	2/24/2028		4,963	4,866	4,850	0.12
Confine Visual Bidco	(4)(6)(7)(10)	SOFR +	5.75%	10.05%	2/23/2029		15,921	15,503	15,092	0.36
Connatix Buyer, Inc.	(4)(5)(7)(10)	L +	5.50%	10.14%	7/14/2027		21,875	21,348	21,220	0.51
Diligent Corporation	(4)(11)	L +	5.75%	10.13%	8/4/2025		58,950	58,458	57,182	1.38
Discovery Education, Inc.	(4)(7)(10)	SOFR +	5.75%	9.83%	4/9/2029		26,600	26,071	25,565	0.61

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
Episerver, Inc.	(4)(5)(7)(11)	L +	5.25%	9.98%	4/9/2026		$9,643	$9,525	$9,117	0.22%
Experity, Inc.	(4)(5)(7)(10)	L +	5.75%	10.48%	2/24/2028		15,007	14,743	14,677	0.35
Gigamon Inc.	(4)(7)(11)	SOFR +	5.75%	9.73%	3/9/2029		7,471	7,335	7,293	0.18
GovernmentJobs.com, Inc.	(4)(7)(10)	L +	5.50%	9.88%	12/1/2028		4,963	4,934	4,828	0.12
GraphPAD Software, LLC	(4)(7)(11)	L +	5.50%	10.23%	4/27/2027		26,584	26,261	26,222	0.63
LD Lower Holdings, Inc.	(4)(7)(11)	L +	6.50%	11.23%	2/8/2026		92,459	91,310	91,072	2.19
Lightbox Intermediate, LP	(4)(8)	L +	5.00%	9.73%	5/9/2026		1,990	1,948	1,920	0.05
Magnesium BorrowerCo, Inc.	(4)(10)	S +	5.75%	9.18%	5/18/2029	GBP	3,443	4,201	4,079	0.10
Magnesium BorrowerCo, Inc.	(4)(7)(10)	SOFR +	5.75%	10.17%	5/18/2029		5,268	5,136	5,177	0.12
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(7)(9)	L +	3.75%	8.16%	7/31/2028		9,464	9,352	9,120	0.22
Medallia, Inc.	(4)(10)	L +	6.50%	10.88% (incl. 5.44% PIK)	10/29/2028		350,678	345,298	343,665	8.26
Monk Holding Co.	(4)(7)(10)	L +	5.50%	9.67%	12/1/2027		5,043	4,921	4,929	0.12
MRI Software, LLC	(5)(7)(11)	L +	5.50%	10.23%	2/10/2026		27,816	27,642	26,405	0.63
Nintex Topco Limited	(4)(6)(10)	L +	6.00%	10.73%	11/13/2028		34,211	33,637	31,987	0.77
Project Boost Purchaser, LLC	(4)(7)(10)	SOFR +	5.25%	9.65%	5/2/2029		4,795	4,742	4,763	0.11
Rally Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	8.78%	7/19/2028		718	700	699	0.02
Relativity ODA, LLC	(4)(7)(11)	L +	10.55%	11.89% (incl. 11.55% PIK)	5/12/2027		20,995	20,607	20,631	0.50
Spitfire Parent, Inc.	(4)(11)	SOFR +	6.00%	9.28%	3/11/2027		55,061	54,269	53,960	1.30
Spitfire Parent, Inc.	(4)(5)(11)	E +	6.00%	7.86%	3/11/2027	EUR	10,369	12,350	10,845	0.26
Spitfire Parent, Inc.	(4)(7)(11)	SOFR +	6.00%	10.23%	3/11/2027		20,506	20,137	20,059	0.48
Stamps.com, Inc.	(4)(10)	L +	5.75%	10.13%	10/5/2028		288,101	283,359	280,899	6.75
The NPD Group L.P.	(4)(7)(10)	SOFR +	6.25%	10.43% (incl. 2.75% PIK)	12/1/2028		75,724	74,324	74,210	1.78
The NPD Group L.P.	(4)(7)(10)	L +	5.75%	10.13%	12/1/2028		123,212	120,651	121,859	2.93
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.50%	9.61%	5/5/2028		65,276	64,177	63,876	1.54
Zendesk Inc	(4)(7)(10)	SOFR +	6.50%	11.04%	11/22/2028		1,582	1,544	1,542	0.04
								1,414,414	1,403,038	33.74
Specialty Retail
CustomInk, LLC	(4)(11)	L +	6.18%	7.18%	5/3/2026		163,594	162,126	163,594	3.93
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	6.75%	11.17%	2/28/2026		84,454	83,729	81,076	1.95
Trading Companies & Distributors
Porcelain Acquisition Corp.	(4)(7)(11)	L +	5.75%	10.48%	4/1/2027		55,254	53,785	54,829	1.32
The Cook & Boardman Group, LLC	(11)	SOFR +	5.75%	9.99%	10/17/2025		49,193	48,981	41,998	1.01
								102,766	96,827	2.33

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Transportation Infrastructure
Capstone Logistics, LLC	(4)(11)	L +	4.75%	9.13%	11/12/2027		$5,558	$5,527	$5,350	0.13%
Frontline Road Safety, LLC	(4)(10)	L +	5.75%	6.68%	5/3/2027		90,051	88,785	84,648	2.04
Helix TS, LLC	(4)(7)(10)	L +	5.75%	10.16%	8/4/2027		42,303	41,713	42,083	1.01
Italian Motorway Holdings S.à.r.l	(4)(6)(8)	E +	5.25%	7.35%	4/28/2029	EUR	78,810	81,010	81,376	1.96
Roadsafe Holdings, Inc.	(4)(7)(11)	L +	5.75%	10.87%	10/19/2027		51,884	51,085	51,336	1.23
Safety Borrower Holdings LP	(4)(5)(7)(11)	L +	5.25%	10.46%	9/1/2027		5,083	5,044	5,028	0.12
Sam Holding Co, Inc.	(4)(7)(11)	L +	5.25%	9.95%	9/24/2027		42,275	41,506	41,306	0.99
TRP Infrastructure Services, LLC	(4)(7)(11)	L +	5.50%	10.08%	7/9/2027		39,285	38,640	36,464	0.88
								353,310	347,591	8.36
Total First Lien Debt								9,497,570	9,419,963	226.49

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units(1)		Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Construction & Engineering
COP Home Services TopCo IV, Inc.	(4)(5)(11)	L +	8.75%	13.13%	12/29/2028		$7,517	$7,390	$7,178	0.17%
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(5)(6)(8)		8.75%	8.75%	4/15/2029	CAD	10,533	8,323	7,171	0.17
Jayhawk Buyer, LLC	(4)(11)	L +	8.75%	13.17%	10/15/2027	5,183		5,106	5,144	0.12
								13,429	12,315	0.29
Industrial Conglomerates
Victory Buyer, LLC	(4)(9)	L +	7.00%	11.35%	11/1/2029	9,619		9,534	8,248	0.20
IT Services
Inovalon Holdings, Inc.	(4)(5)(10)	L +	10.50%	15.20% (incl. 15.20% PIK)	11/24/2033	10,358		10,108	10,359	0.25
Professional Services
Thevelia US, LLC	(4)(6)(9)	SOFR +	6.75%	11.48%	6/17/2030	4,920		4,783	4,810	0.12
Software
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	L +	6.50%	10.91%	7/30/2029	3,550		3,509	3,426	0.08
Total Second Lien Debt								48,753	46,336	1.11

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)(5)	Footnotes	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity
Aerospace & Defense
Micross Topco, Inc.	(4)				4,767	$4,767	$4,767	0.11%
Air Freight & Logistics
AGI Group Holdings LP - A2 Units	(4)				902	902	724	0.02
Mode Holdings, L.P. - Class A-2 Common Units	(4)				5,486,923	5,487	10,699	0.26
						6,389	11,423	0.28
Distributors
Box Co-Invest Blocker, LLC	(4)				702,305	702	625	0.02
EIS Acquisition Holdings, LP - Class A Common Units	(4)				6,292	3,350	13,282	0.32
						4,052	13,907	0.34
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests	(4)		11.50%		12,511,857	12,315	15,135	0.36
Deneb Ultimate Topco, LLC - Class A Units	(4)				213	213	168	0.00
						12,528	15,303	0.36
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units	(4)				6,930	5,877	5,285	0.13
Point Broadband Holdings, LLC - Class B Units	(4)				369,255	1,053	762	0.02
Point Broadband Holdings, LLC - Class Additional A Units	(4)				79,358	226	164	0.00
Point Broadband Holdings, LLC - Class Additional B Units	(4)				1,489	1,263	1,136	0.03
						8,419	7,347	0.18
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)				539	539	324	0.01
Health Care Providers & Services
AVE Holdings I Corp.	(4)				625,944	607	638	0.02
Jayhawk Holdings, LP - A-1 Common Units	(4)				2,201	392	627	0.02
Jayhawk Holdings, LP - A-2 Common Units	(4)				1,185	211	338	0.01
						1,210	1,603	0.05
Health Care Technology
Caerus Midco 2 S.À. R.L - Additional Vehicle Units	(4)(6)				11,710	12	1	0.00
Caerus Midco 2 S.À. R.L - Vehicle Units	(4)(6)				58,458	58	53	0.00
						70	54	0.00
Insurance
Shelf Holdco Ltd Common Equity	(4)(6)				50,000	50	50	0.00
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest	(4)				2,854,133	2,854	2,854	0.07

Blackstone Secured Lending Fund Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
Investments (1)(5)	Footnotes	Reference Rate and Spread	Interest Rate (2)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity (continued)
Professional Services
Guidehouse Holding Corp. - Preferred Equity	(4)		11.50%		15,440	$15,133	$16,637	0.40%
OHCP V TC COI, LP. - LP Interest	(4)				3,500,000	3,500	4,410	0.11
Tricor Horizon, LP	(4)(6)				382,469	382	382	0.01
						19,015	21,429	0.52
Software
Connatix Parent, LLC - Class L Common Units	(4)				42,045	462	256	0.01
Expedition Holdco, LLC - Class A Units	(4)				90	57	44	0.00
Expedition Holdco, LLC - Class B Units	(4)				90,000	33	21	0.00
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%		1,545	1,506	1,641	0.04
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)				3,550,000	3,444	3,408	0.08
Mimecast Limited	(4)				651,175	651	638	0.02
Zoro Common Equity	(4)				2,073	21	21	0.00
Zoro Series A Preferred Shares	(4)		12.50%		373	362	362	0.01
						6,536	6,391	0.16
Specialty Retail
CustomInk, LLC - Series A Preferred Units	(4)				384,520	5,200	6,521	0.16
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units	(4)				27,536	2,909	1,920	0.05
Ncp Helix Holdings, LLC. - Preferred Shares	(4)				369	372	472	0.01
						3,281	2,392	0.06
Total Equity Investments						74,910	94,365	2.30
Total Investment - non-controlled/non-affiliated						9,621,233	9,560,664	229.90
Investments - non-controlled/affiliated
Equity
Insurance
Blackstone Donegal Holdings LP - LP Interests (Westland Insurance Group LTD)	(4)(5)(6)(16)					36,639	56,584	1.36
Total Equity						36,639	56,584	1.36
Total Investments - non-controlled/affiliated						36,639	56,584	1.36
Total Investment Portfolio						9,657,872	9,617,248	231.26
Cash and Cash Equivalents
Other Cash and Cash Equivalents						131,272	131,272	3.16
Total Portfolio Investments, Cash and Cash Equivalents						$9,789,144	$9,748,520	234.42%
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
123Dentist, Inc.	Delayed Draw Term Loan	8/10/2029	$270	$(18)
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2023	26,295	—
ACI Group Holdings, Inc.	Revolver	8/2/2027	10,295	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	1,301	(26)
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	468	—
AI Altius Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	1,446	(14)
Amerilife Holdings, LLC	Revolver	8/31/2028	243	(2)
Amerilife Holdings, LLC	Delayed Draw Term Loan	8/31/2029	150	—
Amerivet Partners Management, Inc.	Revolver	2/25/2028	589	(24)
Amerivet Partners Management, Inc.	Delayed Draw Term Loan	2/25/2024	2,605	—
Anaplan, Inc.	Revolver	6/21/2028	179	(21)
Armada Parent, Inc.	Delayed Draw Term Loan	10/29/2023	1,250	—
Armada Parent, Inc.	Revolver	10/29/2027	3,000	(83)
Ascend Buyer, LLC	Revolver	9/30/2027	1,940	(19)
AxiomSL Group, Inc.	Delayed Draw Term Loan	12/3/2027	2,949	(29)
AxiomSL Group, Inc.	Revolver	12/3/2025	3,221	(32)
Bazaarvoice, Inc.	Revolver	5/7/2026	28,662	—
Benefytt Technologies, Inc.	Delayed Draw Term Loan	8/12/2023	397	—
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2028	309	—
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2028	341	(3)
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	1,506	(15)
Caerus US 1, Inc.	Revolver	5/25/2029	732	—
Caerus US 1, Inc.	Revolver	5/25/2029	233	(5)
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	320	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	43,592	—
Canadian Hospital Specialties Ltd.	Delayed Draw Term Loan	4/14/2023	5,647	—
Canadian Hospital Specialties Ltd.	Revolver	4/14/2027	1,376	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	1,408	—
CFGI Holdings, LLC	Delayed Draw Term Loan	11/2/2027	1,200	(12)
CFGI Holdings, LLC	Revolver	11/2/2027	1,050	(21)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Clearview Buyer, Inc.	Revolver	2/26/2027	898	(18)
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	$3,668	$—
Community Brands ParentCo, LLC	Delayed Draw Term Loan	2/24/2024	588	(6)
Community Brands ParentCo, LLC	Revolver	2/24/2028	345	(7)
Confine Visual Bidco	Delayed Draw Term Loan	3/11/2024	3,046	—
Connatix Buyer, Inc.	Revolver	7/14/2027	5,431	(109)
Connatix Buyer, Inc.	Delayed Draw Term Loan	7/14/2023	10,900	(109)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	1,941	(21)
CPI Buyer, LLC	Delayed Draw Term Loan	5/1/2023	7,778	—
CPI Buyer, LLC	Revolver	11/1/2026	3,214	(64)
CPI Intermediate Holdings Inc	Delayed Draw Term Loan	10/8/2029	966	(10)
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	7,896	(79)
Cumming Group, Inc.	Revolver	5/26/2027	11,923	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	3/12/2023	169	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	4/3/2028	1,000	(15)
Discovery Education, Inc.	Revolver	4/9/2029	2,960	(104)
Discovery Education, Inc.	Delayed Draw Term Loan	4/9/2029	6,773	—
Doc Generici (Diocle S.p.A.)	Delayed Draw Term Loan	10/26/2024	1,195	(141)
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2023	18,700	(187)
ENV BIDCO AB	Delayed Draw Term Loan	7/19/2029	260	—
Episerver, Inc.	Revolver	4/9/2026	2,064	(93)
Experity, Inc.	Revolver	2/24/2028	1,495	(30)
Foundation Risk Partners Corp.	Revolver	10/29/2027	1,401	—
Galway Borrower, LLC	Revolver	9/30/2027	2,113	(53)
Galway Borrower, LLC	Delayed Draw Term Loan	9/30/2023	274	—
GCX Corporation Buyer, LLC	Delayed Draw Term Loan	9/13/2023	2,000	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	9/15/2028	883	(26)
GI Ranger Intermediate, LLC	Revolver	10/29/2027	1,080	—
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/30/2028	3,040	—
Gigamon Inc.	Revolver	3/11/2028	437	(10)
Go Car Wash Management Corp.	Delayed Draw Term Loan	8/31/2023	1,057	—
GovernmentJobs.com, Inc.	Revolver	11/30/2027	677	(14)
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	2,144	(21)
GraphPAD Software, LLC	Revolver	4/27/2027	2,124	(32)
GraphPAD Software, LLC	Delayed Draw Term Loan	4/27/2027	6,429	(64)
Gruden Acquisition, Inc.	Delayed Draw Term Loan	7/1/2023	2,100	(26)
Gruden Acquisition, Inc.	Revolver	7/1/2026	3,000	(38)
Healthcomp Holding Company, LLC	Delayed Draw Term Loan	12/29/2023	23,952	—
Helix TS, LLC	Delayed Draw Term Loan	8/3/2023	138	—
Helix TS, LLC	Delayed Draw Term Loan	6/14/2024	767	—
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	1,542	—
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2023	3,390	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
High Street Buyer, Inc.	Revolver	4/16/2027	2,254	(45)
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	$11,830	$—
IG Investments Holdings, LLC	Revolver	9/22/2027	2,150	—
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	11,060	(138)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	347	—
ISQ Hawkey Holdco, Inc.	Revolver	8/17/2028	91	(1)
ISQ Hawkey Holdco, Inc.	Delayed Draw Term Loan	8/17/2029	90	—
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	1,897	—
Jayhawk Buyer, LLC	Delayed Draw Term Loan	10/15/2026	30	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	1,032	(8)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	1,145	—
KPSKY Acquisition, Inc.	Delayed Draw Term Loan	10/19/2023	143	—
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	15,684	—
Legacy Intermediate, LLC	Revolver	2/25/2028	958	(10)
Legacy Intermediate, LLC	Delayed Draw Term Loan	2/25/2023	2,000	(20)
Linquest Corp.	Delayed Draw Term Loan	1/27/2023	4,975	(50)
Magnesium BorrowerCo, Inc.	Delayed Draw Term Loan	5/18/2029	485	(12)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/23/2026	349	—
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	342	—
Material Holdings, LLC	Revolver	8/17/2027	918	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2023	1,802	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	230	—
Monk Holding Co.	Delayed Draw Term Loan	8/12/2023	2,038	—
Monterey Financing S.à.r.l	Delayed Draw Term Loan	9/19/2029	467	—
MRI Software, LLC	Revolver	2/10/2026	1,516	(55)
MRI Software, LLC	Revolver	2/10/2026	4,200	(347)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	49,175	—
NDC Acquisition Corp.	Revolver	3/9/2027	2,911	—
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	3/1/2023	26,585	—
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	12/1/2023	2,247	—
Petrus Buyer Inc	Delayed Draw Term Loan	10/17/2029	595	(9)
Petrus Buyer Inc	Revolver	10/17/2029	272	(8)
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	330	(7)
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	10/1/2023	20,703	—
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/1/2027	14,481	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	116	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2029	170	—
Profile Products, LLC	Revolver	11/12/2027	237	—
Profile Products, LLC	Delayed Draw Term Loan	11/12/2027	413	(9)
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	3/17/2023	16,623	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2029	333	—
Project Boost Purchaser, LLC	Revolver	5/2/2028	591	(3)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Project Boost Purchaser, LLC	Delayed Draw Term Loan	5/2/2029	905	—
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2023	$4,259	$—
Rally Buyer, Inc.	Revolver	7/19/2028	110	(2)
Rally Buyer, Inc.	Delayed Draw Term Loan	7/19/2028	205	(2)
Red River Technology, LLC	Delayed Draw Term Loan	5/26/2023	25,880	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	133	—
Relativity ODA, LLC	Revolver	5/12/2027	3,292	(49)
Relay Purchaser, LLC	Revolver	8/30/2026	7,143	(71)
RoadOne Inc	Delayed Draw Term Loan	12/30/2028	255	(4)
RoadOne Inc	Revolver	12/30/2028	226	—
Roadsafe Holdings, Inc.	Delayed Draw Term Loan	7/31/2023	2,900	—
RPBLS Midco, LLC	Delayed Draw Term Loan	4/1/2028	20	—
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	6,452	(65)
Safety Borrower Holdings LP	Revolver	9/1/2027	373	(4)
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2023	29,731	—
Sam Holding Co, Inc.	Revolver	3/24/2027	5,500	—
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	294	—
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2026	399	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/8/2028	2,794	(28)
Sherlock Buyer Corp.	Revolver	12/8/2027	1,111	(22)
Smile Doctors, LLC	Revolver	12/23/2027	710	—
Snoopy Bidco, Inc.	Delayed Draw Term Loan	6/1/2023	15,786	(237)
SpecialtyCare, Inc.	Revolver	6/18/2026	614	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/18/2023	1,155	—
Spitfire Parent, Inc.	Delayed Draw Term Loan	3/11/2027	3,689	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	441	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	74	—
The Fertility Partners, Inc.	Revolver	9/16/2027	28	—
The Fertility Partners, Inc.	Delayed Draw Term Loan	3/16/2024	315	—
The NPD Group L.P.	Revolver	12/1/2027	7,729	—
The NPD Group L.P.	Revolver	12/1/2027	4,416	(44)
Trader Corp.	Revolver	12/22/2028	620	(11)
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2023	10,916	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	6,881	(69)
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	12/21/2023	1,433	(14)
Triple Lift, Inc.	Revolver	5/6/2028	4,747	—
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	1/9/2023	7,101	(71)
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	3,239	—
Unified Physician Management, LLC	Revolver	6/18/2029	241	—
Unified Physician Management, LLC	Delayed Draw Term Loan	6/18/2029	77	—
United Mutual Acquisition Holdings, LLC	Delayed Draw Term Loan	7/15/2028	1,275	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	11/18/2023	3,666	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	3,233	(32)
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	$3,848	$—
West Monroe Partners, LLC	Revolver	11/9/2027	1,443	—
Westland Insurance Group LTD	Delayed Draw Term Loan	5/31/2023	572	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	4,454	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	10,490	—
Zendesk Inc	Delayed Draw Term Loan	11/22/2028	361	(5)
Zendesk Inc	Revolver	11/3/2028	169	(3)
Total unfunded commitments			$690,256	$(3,057)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of December 31, 2022 was 0.50%
(10)The interest rate floor on these investments as of December 31, 2022 was 0.75%
(11)The interest rate floor on these investments as of December 31, 2022 was 1.00%
(12)The interest rate floor on these investments as of December 31, 2022 was 1.25%
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

The Company is externally managed by Blackstone Credit BDC Advisors LLC (the “Adviser”) an affiliate of Blackstone Alternative Credit Advisors LP (the “Administrator” and, collectively with its affiliates in the credit-focused business of Blackstone Inc. (“Blackstone”), “Blackstone Credit,” which, for the avoidance of doubt, excludes Harvest Fund Advisors LLC and Blackstone Insurance Solutions). The Administrator provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the “Administration Agreement”).  Blackstone Credit is part of the credit-focused platform of Blackstone and is the primary part of its Credit & Insurance reporting segment.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. The Company seeks to achieve its investment objectives primarily through originated loans and other securities, including syndicated loans, of private U.S. companies, typically in the form of first lien senior secured and unitranche loans (including first-out/last-out loans), and to a lesser extent, second lien, third lien, unsecured and subordinated loans and other debt and equity securities.

The Company commenced its loan origination and investment activities on November 20, 2018.
On October 28, 2021, the Company priced its initial public offering (“IPO”) and the Company's shares began trading on the New York Stock Exchange (“NYSE”). See "Note 8. Net Assets" for further details.
Note 2. Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”).  As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).
The interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with GAAP are omitted.  In the opinion of management, all adjustments considered necessary for the fair presentation of the consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023.
All intercompany balances and transactions have been eliminated.
Certain prior period information has been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Such amounts could differ from those estimates and such differences could be material. Assumptions and estimates regarding the valuation of investments involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the consolidated financial statements. Actual results may ultimately differ from those estimates.
Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company.

The Company consolidated the results of the Company’s wholly-owned subsidiaries which are considered to be investment companies. As of March 31, 2023 and December 31, 2022, the Company's consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”), BGSL Big Sky Funding LLC (“Big Sky Funding”) and BGSL Investments LLC (“BGSL Investments”).
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
Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries, and is recorded within Net Realized gain (loss) on the Consolidated Statements of Operations.
The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period, and is recorded within Net unrealized appreciation (depreciation) on the Consolidated Statements of Operations.
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

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period, and these differences could be material. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned.  See “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Estimates.”
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

Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums.  Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method.  The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three months ended March 31, 2023 and 2022, the Company recorded $0.4 million and $1.0 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions.  PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity.  Such income is included in Payment-in-kind interest income in the Consolidated Statements of Operations.  If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through Payment-in-kind interest income. To satisfy the Company's annual RIC distribution requirements, this non-cash source of income must be included in determining the amounts to be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.
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
Deferred Financing Costs and Debt Issuance Costs
Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings.  These expenses are deferred and amortized into interest expense over the life of the related debt instrument. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities.  Debt issuance costs related to any issuance of installment debt or notes are presented net against the outstanding debt balance of the related security.

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
For the three months ended March 31, 2023 and 2022, the Company incurred $2.6 million and $1.4 million, respectively, of U.S. federal excise tax.
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
The Company pays the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee is borne by the shareholders. The initial term of the Investment Advisory Agreement was two years from October 1, 2018, and on May 6, 2020 and May 6, 2021, it was renewed and approved by the Board, including a majority of trustees who are not parties to the Investment Advisory Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) (the “Independent Trustees”), for a one-year period. On October 18, 2021, the Board approved the amended and restated Investment Advisory Agreement for an initial term ending May 31, 2022. Unless earlier terminated, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board and by the vote of a majority of the Independent Trustees. The Investment Advisory Agreement was most recently renewed and approved by the Board, including a majority of the Independent Trustees, on May 2, 2023 for a one-year period ending on May 31, 2024.
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
Base Management Fees
Starting from the completion of the IPO, the management fee pursuant to the Investment Advisory Agreement is payable quarterly in arrears at an annual rate of 1.0% of the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. For purposes of the Investment Advisory Agreement, gross assets means the Company’s total assets determined on a consolidated basis in accordance with GAAP, excluding undrawn commitments but including assets purchased with borrowed amounts.
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
For the three months ended March 31, 2023 and 2022, base management fees were $24.7 million and $25.6 million, respectively, of which $6.2 million and $6.4 million, respectively, were waived. As of March 31, 2023 and December 31, 2022, $18.5 million and $18.6 million, respectively, was payable to the Adviser relating to management fees.
Incentive Fees
The incentive fees consist of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains, each as described below:
(i) Income based incentive fees:
The first part of the incentive fee, an income based incentive fee, is calculated and payable quarterly in arrears based on the Company’s Pre-Incentive Fee Net Investment Income Returns as defined in the Investment Advisory Agreement.  Pre-Incentive Fee Net Investment Income Returns means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee.  Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities)), accrued income that the Company has not yet received in cash.  Pre-incentive fee net investment income excludes any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The Company excludes the impact of expense support payments and recoupments from pre-incentive fee net investment income. Shareholders may be charged a fee on an income amount that is higher than the income they may ultimately receive.
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
(ii) Capital gains based incentive fee:
Starting from the completion of the IPO, the second part of the incentive fee, a capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year in an amount equal to 17.5% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees as calculated in accordance with GAAP.
Prior to the IPO, the second part of the incentive fee, a capital gains incentive fee, was determined and payable in arrears as of the end of each calendar year in an amount equal to 15.0% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees as calculated in accordance with GAAP. However, similar to the voluntary waivers referenced above, the Adviser voluntarily waived its right to receive a capital gains based incentive fee above 15% from the date of consummation of the IPO through the Waiver Period. The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. Amounts waived by the Adviser are not subject to recoupment by the Adviser.
For the three months ended March 31, 2023 and 2022 the Company accrued income based incentive fees of $30.4 million and $21.3 million, respectively, of which $4.3 million and $3.0 million, respectively, were waived. As of March 31, 2023 and December 31, 2022, $26.1 million and $24.8 million, respectively, was payable to the Adviser for income based incentive fees.
For the three months ended March 31, 2023 and 2022 , the Company accrued capital gains incentive fees of $(1.6) million and $0.7 million, respectively.
Administration Agreement
On October 1, 2018, the Company entered into an Administration Agreement with the Administrator. Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the United States Securities and Exchange Commission (“SEC”), preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Administrator may also offer to provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The initial term of the agreement was two years from October 1, 2018. Unless earlier terminated, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is approved at least annually by (i) the vote of the Board or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Independent Trustees. The Administration Agreement was most recently renewed and approved by the Board, including a majority of the Independent Trustees, on May 2, 2023, for a one-year period.
For providing these services, the Company will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, information technology, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three months ended March 31, 2023 and 2022.
For the three months ended March 31, 2023 and 2022, the Company incurred $0.4 million and $0.8 million, respectively, in expenses under the Administration Agreement, which were recorded in administrative service expenses in the Company’s Consolidated Statements of Operations. As of March 31, 2023 and December 31, 2022, $0.3 million and $1.2 million, respectively, was unpaid and included in Due to affiliates in the Consolidated Statements of Assets and Liabilities.
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
The Expense Support Agreement terminated by its own terms on October 28, 2021. The Company’s obligation to make Reimbursement Payments survived the termination of the Expense Support Agreement and may be made for a period of up to three years, in accordance with the terms of the Expense Support Agreement.  The Company’s obligation to make a Reimbursement Payment becomes a liability of the Company on the last business day of the applicable calendar quarter. As of March 31, 2023 and 2022, there are no amounts subject to the Reimbursement Payment obligation. As of March 31, 2023 and 2022, there was no unreimbursed Expense Payments remaining. For the three months ended March 31, 2023 and 2022, the Adviser made no Expense Payments and the Company made no Reimbursement Payments related to Expense Payments by the Adviser.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$9,508,358	$9,425,003	97.91%	$9,497,570	$9,419,963	97.95%
Second lien debt	49,200	46,678	0.48	48,753	46,336	0.48
Equity investments	111,548	154,521	1.61	111,549	150,949	1.57
Total	$9,669,106	$9,626,202	100.00%	$9,657,872	$9,617,248	100.00%

The industry composition of investments at fair value was as follows:

	March 31, 2023	December 31, 2022
Aerospace & Defense	4.95%	4.89%
Air Freight & Logistics	4.67	4.68
Building Products	3.41	3.47
Commercial Services & Supplies	7.67	7.69
Construction & Engineering	0.43	0.43
Containers & Packaging	0.21	0.21
Distributors	5.10	5.12
Diversified Consumer Services	3.49	3.49
Diversified Financial Services	1.35	1.36
Diversified Telecommunication Services	1.34	1.13
Electrical Equipment	1.68	1.70
Electronic Equipment, Instruments & Components	1.08	1.10
Electric Utilities	0.34	0.34
Energy Equipment & Services	0.49	0.57
Health Care Equipment & Supplies	0.59	0.58
Health Care Providers & Services	11.78	11.66
Health Care Technology	3.90	3.92
Industrial Conglomerates	0.09	0.09
Insurance	7.67	8.10
Internet & Direct Marketing Retail	3.31	3.32
IT Services	2.90	2.84
Machinery	0.05	0.05
Marine	0.26	0.26
Media	0.07	0.07
Oil, Gas & Consumable Fuels	1.19	1.18
Paper & Forest Products	0.08	0.08
Pharmaceuticals	0.02	0.02
Professional Services	8.84	8.76
Real Estate Management & Development	0.74	0.74
Road & Rail	0.16	0.17
Software	14.77	14.72
Specialty Retail	1.77	1.77
Technology Hardware, Storage & Peripherals	0.87	0.84
Trading Companies & Distributors	1.02	1.01
Transportation Infrastructure	3.71	3.64
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	March 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$8,983,241	$8,929,026	92.76%	213.08%
Canada	470,555	486,555	5.05	11.61
Europe	215,310	210,621	2.19	5.03
Total	$9,669,106	$9,626,202	100.00%	229.72%

	December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$8,934,926	$8,893,051	92.47%	213.83%
Canada	510,599	520,368	5.41	12.51
Europe	212,347	203,829	2.12	4.90
Total	$9,657,872	$9,617,248	100.00%	231.24%

As of March 31, 2023 and December 31, 2022, one borrower (across two loans) and no borrowers in the portfolio were on non-accrual status, respectively.

As of March 31, 2023 and December 31, 2022, on a fair value basis, 99.9% and 99.9%, respectively, of our performing debt investments bore interest at a floating rate and 0.1% and 0.1%, respectively, of our performing debt investments bore interest at a fixed rate.
Note 5. Fair Value Measurements
The following tables present the fair value hierarchy of financial instruments:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$199,713	$9,225,290	$9,425,003
Second lien debt	—	—	46,678	46,678
Equity investments	—	—	154,521	154,521
Total	$—	$199,713	$9,426,489	$9,626,202

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$144,452	$9,275,511	$9,419,963
Second lien debt	—	—	46,336	46,336
Equity investments	—	—	150,949	150,949
Total	$—	$144,452	$9,472,796	$9,617,248

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended March 31, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$9,275,511	$46,336	$150,949	$9,472,796
Purchases of investments	114,229	411	—	114,640
Proceeds from principal repayments and sales of investments	(71,040)	—	—	(71,040)
Accretion of discount/amortization of premium	8,407	36	—	8,443
Net realized gain (loss)	46	—	—	46
Net change in unrealized appreciation (depreciation)	(14,862)	(105)	3,572	(11,395)
Transfers into Level 3 (1)	4,938	—	—	4,938
Transfers out of Level 3 (1)	(91,939)	—	—	(91,939)
Fair value, end of period	$9,225,290	$46,678	$154,521	$9,426,489
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2023 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$(14,862)	$(105)	$3,572	$(11,395)

	Three Months Ended March 31, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$9,288,184	$42,880	$170,265	$9,501,329
Purchases of investments	253,310	265	7,264	260,839
Proceeds from principal repayments and sales of investments	(35,031)	—	(10,687)	(45,718)
Accretion of discount/amortization of premium	9,212	19	—	9,231
Net realized gain (loss)	(62)	—	5,920	5,858
Net change in unrealized appreciation (depreciation)	428	79	2,384	2,891
Transfers into Level 3 (1)	25,772	—	—	25,772
Transfers out of Level 3 (1)	—	—	—	—
Fair value, end of period	$9,541,813	$43,243	$175,146	$9,760,202
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2022 included in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$18	$81	$7,152	$7,251
(1)For the three months ended March 31, 2023 and 2022, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. These tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$9,219,940	Yield analysis	Discount rate	6.39%	20.62%	10.03%
	5,350	Market quotations	Broker quoted price	96.50%	96.50%	96.50%
	9,225,290
Investments in second lien debt	46,678	Yield analysis	Discount rate	10.15%	13.98%	12.53%
Investments in equity	105,862	Market approach	Performance multiple	5.70x	39.66x	12.66x
	25,566	Option pricing model	Expected volatility	30.00%	50.00%	41.80%
	23,093	Yield analysis	Discount rate	11.67%	13.55%	12.88%
	154,521
Total	$9,426,489

	December 31, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$9,037,133	Yield analysis	Discount rate	6.83%	19.84%	10.13%
	238,378	Market quotations	Broker quoted price	82.00%	96.75%	94.19%
	9,275,511
Investments in second lien debt	46,336	Yield analysis	Discount rate	10.43%	14.25%	12.60%
Investments in equity	105,782	Market approach	Performance multiple	5.50x	29.00x	13.41x
	22,481	Option pricing model	Expected volatility	30.00%	50.00%	43.46%
	22,686	Yield analysis	Discount rate	11.31%	13.75%	12.74%
	150,949
Total	$9,472,796

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

Financial Instruments Not Carried at Fair Value
Debt

The fair value of the Company’s SPV Financing Facilities (as defined in Note 6) and Revolving Credit Facility (as defined in Note 6), as of March 31, 2023 and December 31, 2022, approximates their carrying value as the credit facilities have variable interest based on selected short term rates. These financial instruments would be categorized as Level 3 within the hierarchy.

The following table presents the fair value measurements of the Company's Unsecured Notes (as defined in Note 6) had they been accounted for at fair value. These financial instruments would be categorized as Level 3 as of March 31, 2023 and as Level 2 as of December 31, 2022 within the hierarchy.

	March 31, 2023	December 31, 2022
	Fair Value	Fair Value
2023 Notes	$390,080	$397,481
2026 Notes	728,587	740,171
New 2026 Notes	611,865	619,144
2027 Notes	524,029	546,117
2028 Notes	528,846	522,809
Total	$2,783,407	$2,825,722

Other

The carrying amounts of the Company’s other assets and liabilities approximate fair value. These financial instruments would be categorized as Level 3 within the hierarchy.
Note 6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2023 and December 31, 2022, the Company’s asset coverage was 176.4% and 174.8%, respectively.
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
As of March 31, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.

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
The maximum commitment amount of the Jackson Hole Funding Facility as of March 31, 2023 was $400 million. The Jackson Hole Funding Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Jackson Hole Funding Facility to up to $900 million. Proceeds from borrowings under the Jackson Hole Funding Facility may be used to fund portfolio investments by Jackson Hole Funding and to make advances under delayed draw term loans where Jackson Hole Funding is a lender. The period during which Jackson Hole Funding may make borrowings under the Jackson Hole Funding Facility expires on November 16, 2023 and the Jackson Hole Funding Facility is scheduled to mature on May 16, 2025.
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

Proceeds from borrowings under the Breckenridge Funding Facility may be used to fund portfolio investments by Breckenridge Funding and to make advances under delayed draw and revolving loans where Breckenridge Funding is a lender. The period during which Breckenridge Funding may make borrowings under the Breckenridge Funding Facility for the remaining commitment amounts expires on December 21, 2024, and the Breckenridge Funding Facility is scheduled to mature on December 21, 2026.
Big Sky Funding Facility
On December 10, 2019, Big Sky Funding, the Company’s wholly-owned subsidiary, entered into a senior secured revolving credit facility (which was subsequently amended on December 30, 2020 and September 30, 2021 and amended and restated on June 29, 2022, and amended on March 30, 2023 and as further amended from time to time, the (“Big Sky Funding Facility”) with Bank of America, N.A. (“Bank of America”). Bank of America serves as administrative agent, Wells Fargo Bank, N.A. serves as collateral administrator and the Company serves as manager under the Big Sky Funding Facility.
Advances under the Big Sky Funding Facility bear interest at a per annum rate equal to the one-month Term SOFR in effect, plus the applicable margin of (a) until September 25, 2024, 1.80% per annum, and (b) from and after September 25, 2024, a range between 2.10% and 2.45% per annum depending on the nature of the collateral securing the advances. Big Sky Funding is required to utilize a minimum percentage of 80% of the financing commitments. Unused amounts below such minimum utilization amount accrue a fee at a rate of 1.60% per annum. In addition, Big Sky Funding pays an unused fee of 0.45% per annum on the daily unused amount of the financing commitments in excess of the minimum utilization amount, commencing three months after the closing date of the Big Sky Funding Facility.

Proceeds from borrowings under the Big Sky Funding Facility may be used to fund portfolio investments by Big Sky Funding and to make advances under revolving loans or delayed draw term loans where Big Sky Funding is a lender. The period during which Big Sky Funding may make borrowings under the Big Sky Funding Facility expires on March 30, 2026 and the Big Sky Funding Facility is scheduled to mature on September 30, 2026.
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
As of March 31, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
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

As of March 31, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.

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
The Company’s outstanding debt obligations were as follows:

	March 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unamortized Debt Issuance Costs	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility(3)	$400,000	$360,019	$360,019	$—	$39,981	$39,981
Breckenridge Funding Facility	825,000	809,500	809,500	—	15,500	15,500
Big Sky Funding Facility	500,000	499,606	499,606	—	394	394
Revolving Credit Facility(4)	1,625,000	615,469	615,469	—	1,009,531	1,009,531
2023 Notes	400,000	400,000	399,381	619	—	—
2026 Notes	800,000	800,000	795,001	4,999	—	—
New 2026 Notes	700,000	700,000	693,868	6,132	—	—
2027 Notes	650,000	650,000	639,346	10,654	—	—
2028 Notes	650,000	650,000	639,664	10,336	—	—
Total	$6,550,000	$5,484,594	$5,451,854	$32,740	$1,065,406	$1,065,406
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in U.S. dollars (USD) or certain other permitted currencies. As of March 31, 2023, the Company had no borrowings denominated in currencies other than USD.
(4)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2023, the Company had borrowings denominated in the following currencies other than USD:
•Canadian Dollars (CAD) 274.9 million
•Euros (EUR) 97.9 million
•British Pounds (GBP) 65.4 million

	December 31, 2022
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unamortized Debt Issuance Costs	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility(3)	$400,000	$360,019	$360,019	$—	$39,981	$39,981
Breckenridge Funding Facility	825,000	825,000	825,000	—	—	—
Big Sky Funding Facility	500,000	499,606	499,606	—	394	394
Revolving Credit Facility(4)	1,625,000	678,378	678,378	—	946,622	936,004
2023 Notes	400,000	400,000	398,850	1,150	—	—
2026 Notes	800,000	800,000	794,559	5,441	—	—
New 2026 Notes	700,000	700,000	693,432	6,568	—	—
2027 Notes	650,000	650,000	638,669	11,332	—	—
2028 Notes	650,000	650,000	639,202	10,798	—	—
Total	$6,550,000	$5,563,003	$5,527,715	$35,289	$986,997	$976,379

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
(4)Under the Revolving Credit Facility, the Company may borrow in USD or certain other permitted currencies. As of December 31, 2022, the Company had borrowings denominated in the following currencies other than USD:
•Canadian Dollars (CAD) 355.9 million
•Euros (EUR) 97.9 million
•British Pounds (GBP) 66.6 million
As of March 31, 2023 and December 31, 2022, $20.1 million and $44.5 million, respectively, of interest expense and $0.1 million and $0.8 million, respectively, of unused commitment fees were included in interest payable. For the three months ended March 31, 2023 and 2022, the weighted average interest rate on all borrowings outstanding was 4.68% and 2.79% (including unused fees and accretion of net discounts on unsecured debt), respectively, and the average principal debt outstanding was $5,619.0 million and $5,622.0 million, respectively.
The components of interest expense were as follows:

	Three months ended March 31,
	2023	2022
Borrowing interest expense	$62,125	$36,496
Facility unused fees	929	384
Amortization of financing costs and debt issuance costs	1,392	1,139
Accretion of original issue discount	2,282	2,282
Total Interest Expense	$66,728	$40,301
Note 7. Commitments and Contingencies
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2023 and December 31, 2022, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $598.8 million and $690.3 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle's allocation may change prior to the date of funding. In this regard, as of March 31, 2023 and December 31, 2022, the Company estimates that $2.4 million and $16.5 million, respectively, of investments that were committed but not yet funded.

Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2023 and December 31, 2022, management is not aware of any pending or threatened litigation.
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
The Company may from time to time issue shares of our common shares of beneficial interest through "at the market" offerings. We may be party to equity distribution agreements with banks (the “Equity Distribution Agreements”). The Equity Distribution Agreements provide that we may from time to time issue and sell, by means of “at the market” offerings, up to $200 million shares of our common shares of beneficial interest. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common shares of beneficial interest, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act.
There have been no shares issued for the three months ended March 31, 2023 and 2022, other than those issued through the Company's dividend reinvestment program.
Distributions
The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2023 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 27, 2023	March 31, 2023	April 27, 2023	$0.7000	$112,400
Total distributions			$0.7000	$112,400
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
Pursuant to our dividend reinvestment plan, the following table summarizes the amounts and shares issued to shareholders who have not opted out of the Company’s DRIP during the three months ended March 31, 2023 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 31, 2023	$5,132	208,510
Total distributions	$5,132	208,510
The following table summarizes the amounts and shares issued to shareholders who have not opted out of the Company's DRIP during the three months ended March 31, 2022 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 31, 2022	$11,469	417,379
Total distributions	$11,469	417,379

Share Repurchase Plan

In October 18, 2021, the Board approved a share repurchase plan (the “Company 10b5-1 Plan”), to acquire up to approximately $262 million (representing the net proceeds from the IPO) in the aggregate of our common shares at prices below our NAV per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company 10b5-1 Plan terminated by its own terms in November 2022.

In February 2023, the Board authorized a share repurchase plan, under which we may repurchase up to $250 million in the aggregate of our outstanding common shares in the open market at prices below our NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act (the “Company 10b-18 Plan”, and together with the Company 10b5-1 Plan, the “Share Repurchase Plans”).

For the three months ended March 31, 2023 and 2022, the Company did not repurchase any of its shares under the Share Repurchase Plans.

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
Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2023	2022
Net increase (decrease) in net assets resulting from operations	$138,798	$107,240
Weighted average shares outstanding (basic and diluted)	160,501,868	169,556,923
Earnings (loss) per common share (basic and diluted)	$0.86	$0.63

Note 10. Financial Highlights
The following are the financial highlights for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Per Share Data (1):
Net asset value, beginning of period	$25.93	$26.27
Net investment income	0.93	0.61
Net unrealized and realized gain (loss)	(0.06)	0.03
Net increase (decrease) in net assets resulting from operations	0.87	0.64
Distributions declared (2)	(0.70)	(0.78)
Net increase (decrease) in net assets from capital share transactions	—	—
Total increase (decrease) in net assets	0.17	(0.14)
Net asset value, end of period	$26.10	$26.13
Shares outstanding, end of period	160,571,371	169,691,412
Total return based on NAV (3)	3.36%	2.44%
Total return based on market value (4)	14.26%	(15.67)%
Ratios:
Ratio of net expenses to average net assets (5)	11.69%	7.39%
Ratio of net investment income to average net assets (5)	13.36%	9.15%
Portfolio turnover rate	1.06%	1.34%
Supplemental Data:
Net assets, end of period	$4,190,496	$4,433,870
Asset coverage ratio	176.4%	178.1%
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
(5)Amounts are annualized except for expense support amounts relating to organizational costs and management fee and income based incentive fee waivers by the Adviser (refer to Note 3). For the three months ended March 31, 2023 and 2022, the ratio of total operating expenses to average net assets was 11.94% and 8.23%, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser which represented (0.25)% and (0.84)%, respectively, of average net assets.
The following is information about the Company’s senior securities as of the dates indicated in the below table:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit (2) ($ in millions)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Facility (5)
March 31, 2023	$—	$—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	119.8	2,151.0	—	N/A
December 31, 2018	—	—	—	N/A
Jackson Hole Funding Facility
March 31, 2023	360.0	1,764.0	—	N/A
December 31, 2022	360.0	1,748.0	—	N/A
December 31, 2021	361.0	1,802.0	—	N/A

December 31, 2020	362.3	2,300.0	—	N/A
December 31, 2019	514.2	2,151.0	—	N/A
December 31, 2018	120.0	2,278.0	—	N/A
Breckenridge Funding Facility
March 31, 2023	809.5	1,764.0	—	N/A
December 31, 2022	825.0	1,748.0	—	N/A
December 31, 2021	568.7	1,802.0	—	N/A
December 31, 2020	569.0	2,300.0	—	N/A
December 31, 2019	820.3	2,151.0	—	N/A
December 31, 2018	65.0	2,278.0	—	N/A
Big Sky Funding facility
March 31, 2023	499.6	1,764.0	—	N/A
December 31, 2022	499.6	1,748.0	—	N/A
December 31, 2021	499.6	1,802.0	—	N/A
December 31, 2020	200.3	2,300.0	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
Revolving Credit Facility
March 31, 2023	615.5	1,764.0	—	N/A
December 31, 2022	678.4	1,748.0	—	N/A
December 31, 2021	915.0	1,802.0	—	N/A
December 31, 2020	182.9	2,300.0	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2023 Notes
March 31, 2023	400.0	1,764.0	—	N/A
December 31, 2022	400.0	1,748.0	—	N/A
December 31, 2021	400.0	1,802.0	—	N/A
December 31, 2020	400.0	2,300.0	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2026 Notes
March 31, 2023	800.0	1,764.0	—	N/A
December 31, 2022	800.0	1,748.0	—	N/A
December 31, 2021	800.0	1,802.0	—	N/A
December 31, 2020	800.0	2,300.0	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
New 2026 Notes
March 31, 2023	700.0	1,764.0	—	N/A
December 31, 2022	700.0	1,748.0	—	N/A
December 31, 2021	700.0	1,802.0	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

2027 Notes
March 31, 2023	650.0	1,764.0	—	N/A
December 31, 2022	650.0	1,748.0	—	N/A
December 31, 2021	650.0	1,802.0	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2028 Notes
March 31, 2023	650.0	1,764.0	—	N/A
December 31, 2022	650.0	1,748.0	—	N/A
December 31, 2021	650.0	1,802.0	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
(1)Total amount of each class of senior securities outstanding at the end of the period presented.
(2)Asset coverage per unit is the ratio of the carrying value of our total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it. The “-” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
(4)Not applicable because the senior securities are not registered for public trading.
(5)The Subscription Facility was terminated on November 3, 2020.
Note 11. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements.  There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of March 31, 2023, except as discussed below.
On May 10, 2023, the Board declared a distribution of $0.70 per share, which is payable on July 27, 2023 to shareholders of record as of June 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with "Item 1. Financial Statements" hereto and "Part II, Item 8--Consolidated Financial Statement and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 31, 2022, as updated from time to time by the Company's periodic filings with the SEC. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as updated from time to time by the Company's periodic filings with the SEC.
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
Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in secured debt investments and our portfolio is composed primarily of first lien senior secured and unitranche loans. To a lesser extent, we have and may continue to also invest in second lien, third lien, unsecured or subordinated loans and other debt and equity securities. In limited instances we may retain the “last out” portion of a first-lien loan. In such cases, the “first out” portion of the first lien loan would receive priority with respect to payment over our “last out” position. In exchange for the higher risk of loss associated with such “last out” portion, we would earn a higher rate of interest than the “first out” position." We do not currently focus on investments in issuers that are distressed or in need of rescue financing.
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
From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, Administrator or such affiliates thereof for any such amounts. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three months ended March 31, 2023 and 2022. However, the Administrator may seek reimbursement for such costs in future periods. All of the foregoing expenses will ultimately be borne by our shareholders.
Costs and expenses of the Administrator and the Adviser that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.

Portfolio and Investment Activity
For the three months ended March 31, 2023, we acquired $108.2 million aggregate principal amount of investments (including $3.5 million of unfunded commitments), all of which was first lien debt.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended March 31,
	2023	2022
Investments:
Total investments, beginning of period	$9,657,872	$9,745,126
New investments purchased(1)	114,636	288,423
Net accretion of discount on investments	9,135	10,590
Net realized gain (loss) on investments	(3,486)	5,382
Investments sold or repaid	(109,051)	(133,142)
Total investments, end of period	$9,669,106	$9,916,379
Amount of investments funded at principal:
First lien debt investments	$104,747	$257,183
Second lien debt investments	—	2,976
Unsecured debt	—	14,023
Equity investments	—	7,264
Total	$104,747	$281,446
Proceeds from investments sold or repaid:
First lien debt investments	$(109,051)	$(108,920)
Second lien debt investments	—	—
Unsecured debt	—	(13,535)
Warrants	—	—
Equity investments	—	(10,687)
Total	$(109,051)	$(133,142)
Number of new investment commitments in new portfolio companies	5	8
Average new investment commitment amount	$21,649	$41,779
Weighted average yield of new investment commitments	12.58%	7.00%
Weighted average yield on investments fully sold or paid down	N/A	6.77%

	March 31, 2023	December 31, 2022
Number of portfolio companies	181	176
Weighted average yield on debt and income producing investments, at amortized cost(2)(3)	11.30%	10.64%
Weighted average yield on debt and income producing investments, at fair value(2)(3)	11.40%	10.73%
Average loan to value (LTV)(4)	45.2%	47.5%
Percentage of debt investments bearing a floating rate	99.92%	99.90%
Percentage of debt investments bearing a fixed rate	0.08%	0.10%
Percentage of assets on non-accrual (5)	0.14%	0.00%
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
(3)As of March 31, 2023 and December 31, 2022, the weighted average total portfolio yield at cost was 11.17% and 10.52%, respectively. The weighted average total portfolio yield at fair value was 11.21% and 10.56%, respectively.

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
(5)As a percentage of total amortized cost of Investments. Assets on non-accrual represented 0.07% and 0.00% of total fair value of Investments as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, our portfolio companies had a weighted average annual revenue of $703.5 million and weighted average annual EBITDA of $178.9 million. These calculations include all private debt investments for which fair value is determined by the Board of Trustees in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently estimated by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
For additional information on the our Investments, see “Item 1. Consolidated Financial Statements—Notes to Consolidated Financial Statements—Note 4. Investments”.
Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Total investment income	$264,938	$185,597
Net expenses	113,141	81,508
Net investment income before excise tax	151,797	104,089
Excise tax expense	2,622	1,386
Net investment income after excise tax	149,175	102,703
Net unrealized appreciation (depreciation)	(14,544)	(1,412)
Net realized gain (loss)	4,167	5,949
Net increase (decrease) in net assets resulting from operations	$138,798	$107,240
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Interest income	$254,221	$170,989
Payment-in-kind interest income	9,841	8,686
Dividend income	—	5,908
Fee income	876	14
Total investment income	$264,938	$185,597
Total investment income increased to $264.9 million for the three months ended March 31, 2023, an increase of $79.3 million, or 43%, compared to the same period in the prior year primarily attributable to increased reference interest rates driving increased interest income from our investments. This was partially offset by the decrease in the size of our investment portfolio at fair value to $9,626.2 million at March 31, 2023 from $10,024.5 million at March 31, 2022. Additionally, for the three months ended March 31, 2023, we recorded $0.4 million of non-recurring interest income (e.g., prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts) as compared to $1.0 million for the same period in the prior year primarily as a result of decreased prepayments. For the three months ended March 31, 2023 and 2022, Payment-in-kind interest income represented 3.7% and 4.7% of investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.
While rising interest rates have favorably impacted our investment income during the three months ended March 31, 2023, further interest rate increases and the resulting higher cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate increases occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and/or our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.
Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Interest expense	$66,728	$40,301
Management fees (Note 3)	24,696	25,636
Income based incentive fees (Note 3)	30,393	21,284
Capital gains incentive fees (Note 3)	(1,556)	681
Professional fees	1,188	707
Board of Trustees' fees	225	181
Administrative service expenses	378	840
Other general and administrative	1,605	1,327
Excise tax expense	2,622	1,386
Total expenses (including excise tax expense)	126,279	92,343
Management fees waived	(6,174)	(6,409)
Incentive fees waived	(4,342)	(3,040)
Net expenses (including excise tax expense)	$115,763	$82,894
Interest Expense
Total interest expense (including unused fees and other debt financing expenses), increased to $66.7 million for the three months ended March 31, 2023, an increase of $26.4 million or 66%, compared to the same period in the prior year primarily driven by increased borrowings under our credit facilities and an increase in our weighted average interest rate in our borrowings. The average principal debt outstanding increased to $5,619.0 million for the three months ended March 31, 2023 from $5,622.0 million for the same period in the prior year. Our weighted average interest rate increased to 4.68% for the three months ended March 31, 2023 from 2.79% for the same period in the prior year.
Management Fees
Management fees decreased to $24.7 million for the three months ended March 31, 2023, a decrease of $0.9 million, or 4%, compared to the same period in the prior year, primarily due to a decrease in average quarter end gross assets. The Adviser voluntarily waived management fees following the IPO such that the management fee will remain at 0.75% for a period of two years following the IPO (versus the contractual rate of 1.00%), which resulted in waivers of $6.2 million and $6.4 million for the three months ended March 31, 2023 and 2022, respectively.
Our average quarter end gross assets decreased to $9,878.5 million at March 31, 2023 from $10,254.3 million at March 31, 2022.

Income Based Incentive Fees
Income based incentive fees increased to $30.4 million for the three months ended March 31, 2023 from $21.3 million for the same period in the prior year primarily due to an increase in pre-incentive fee net investment income. The Adviser voluntarily waived incentive fees following the IPO such that the fee will remain at 15.0% for a period of two years following the IPO (versus the contractual rate of 17.5%), which resulted in waivers of $4.3 million and $3.0 million for the three months ended March 31, 2023 and 2022, respectively.
Pre-incentive fee net investment income increased to $173.7 million for the three months ended March 31, 2023 from $121.6 million for the same period in the prior year.
Capital Gains Incentive Fees
We accrued capital gains incentive fees of $(1.6) million for the three months ended March 31, 2023 compared to $0.7 million for the same period in the prior year, primarily due to net realized and unrealized losses for the three months ended March 31, 2023 as compared to net realized and unrealized gains for the same period in the prior year. The reversal of previously accrued incentive fees was attributable to net realized and unrealized losses in the current year. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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
Total other expenses increased to $3.4 million for the three months ended March 31, 2023 from $3.1 million for the same period in the prior year primarily driven by an increase in Professional fees and Other general and administrative expenses and partially offset by a decrease in Administrative service expenses.
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
For the three months ended March 31, 2023 and 2022, we accrued $2.6 million and $1.4 million, respectively, of U.S. federal excise tax.
Net Unrealized Gain (Loss)
Net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Net unrealized gain (loss) on investments	$(11,403)	$(2,147)
Net unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(3,141)	735
Net unrealized gain (loss)	$(14,544)	$(1,412)

For the three months ended March 31, 2023, the net unrealized loss was primarily driven by an decrease in the fair value of our debt investments during the period. The fair value of our debt investments as a percentage of principal decreased by 0.1% as compared to a 0.1% decrease for the same period in the prior year, driven, in part, by changes in the economic outlook during the three months ended March 31, 2023.

Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Net realized gain (loss) on investments	$(3,486)	$5,382
Foreign currency transactions	7,653	567
Net realized gain (loss)	$4,167	$5,949
For the three months ended March 31, 2023, we generated realized gains of $0.5 million, partially offset by realized losses of $4.0 million, primarily from full or partial sales of our debt investments. These items were partially offset by net realized gains of $7.7 million on foreign currency transactions primarily as a result of fluctuations in the GBP, CAD, and EUR exchange rates vs. USD.
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
As of both March 31, 2023 and December 31, 2022, we had 4 revolving credit facilities outstanding and we had 5 unsecured bonds outstanding. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2023 and December 31, 2022, we had an aggregate amount of $5,484.6 million and $5,563.0 million of senior securities outstanding and our asset coverage ratio was 176.4% and 174.8%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund.
Cash and cash equivalents as of March 31, 2023, taken together with our $1,065.4 million of available capacity under our credit facilities (subject to borrowing base availability) is expected to be sufficient for our investing activities and to conduct our operations in the near term. Additionally, we held $199.7 million of Level 2 debt investments as of March 31, 2023, which could provide additional liquidity if necessary. Although we have historically been able to obtain sufficient borrowing capacity, a deterioration in economic conditions or any other negative economic developments could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we have previously obtained. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of March 31, 2023, we had $103.0 million in cash and cash equivalents. During the three months ended March 31, 2023, cash provided by operating activities was $155.9 million, primarily as a result of proceeds from sale of investments and principal repayment of $109.1 million partially offset by purchase of investments of $102.3 million. Cash used in financing activities was $186.8 million during the period, which was primarily as a result of net repayments on our credit facilities of $92.7 million and dividends paid in cash of $91.8 million.
Equity
We may be party to equity distribution agreements with banks (the “Equity Distribution Agreements”). The
Equity Distribution Agreements provide that we may from time to time issue and sell, by means of “at the market” offerings, up to $200 million shares of our common shares of beneficial interest. Subject to the terms and conditions of the Equity Distribution Agreements, sales of common shares of beneficial interest, if any, may be made in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act.

There have been no shares issued for the three months ended March 31, 2023, other than those issued through the Company's dividend reinvestment program.
Distributions

The following table summarizes our distributions declared and payable for the three months ended March 31, 2023 (dollar amounts in thousands, except share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 27, 2023	March 31, 2023	April 27, 2023	$0.7000	$112,400
Total distributions			$0.7000	$112,400
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
For additional information on our distributions and dividend reinvestment plan, see “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets."
Share Repurchase Plan
On October 18, 2021, our Board approved a share repurchase plan (the “Company 10b5-1 Plan”) to acquire up to approximately $262 million (representing the net proceeds from the IPO) in the aggregate of the Company’s common shares at prices below net asset value per share over a specified period, in accordance with the guidelines specified in Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The Company 10b5-1 Plan terminated by its own terms in November 2022.
In February 2023, our Board authorized a share repurchase plan, under which we may repurchase up to $250 million in the aggregate of our outstanding common shares in the open market at prices below our NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act (the “Company 10b-18 Plan”, and together with the Company 10b5-1 Plan, the “Share Repurchase Plans”). The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.
For the three months ended March 31, 2023, the Company did not repurchase any of its shares under the Share Repurchase Plans.
For additional information on our share repurchases, see “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets.”

Borrowings
As of March 31, 2023 and December 31, 2022, we had an aggregate principal amount of $5,484.6 million and $5,563.0 million, respectively, of debt outstanding.
For additional information on our debt obligations, see “Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 6. Borrowings."
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2023 and December 31, 2022, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $598.8 million and $690.3 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle's allocation may change prior to the date of funding. In this regard, as of March 31, 2023 and December 31, 2022, the Company estimates that $2.4 million and $16.5 million, respectively, of investments that were committed but not yet funded.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2023, management is not aware of any pending or threatened litigation.

Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement; and
•the Administration Agreement.
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
Recent Developments
The first quarter of 2023 represented a turbulent period for markets, driven by concerns over slowing economic growth and exacerbated by stress in the U.S. and European banking systems. Despite market volatility amid challenges in the banking sector, sustained high interest rates and solid underlying company performance have continued to favorably impact our returns. Continued challenges in the banking sector may contribute to a more constrained financing market, which may create meaningful deployment opportunities for our private credit strategies as borrowers seek alternative financing sources. Nonetheless, significant market dislocation, particularly in the banking sector, could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.
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
Banking Sector Conditions

Recent bank closures in the United States have caused uncertainty for financial services companies and fear of instability in the global financial system generally. In addition, certain financial institutions—in particular smaller and/or regional banks—have experienced volatile stock prices and significant losses in their equity value, and there is concern that depositors at these institutions have withdrawn, or may withdraw in the future, significant sums from their accounts at these institutions. Notwithstanding intervention by U.S. governmental agencies to protect the uninsured depositors of banks that have recently closed, there is no guarantee that the uninsured depositors of a financial institution that closes (which depositors could include the Company and/or its portfolio companies) will be made whole or, even if made whole, that such deposits will become available for withdrawal in short order. There is a risk that other banks, or other financial institutions, may be similarly impacted, and it is uncertain what steps (if any) regulators may take in such circumstances or what other economic or other impacts there may be. In addition, uncertainty caused by recent bank failures—and general concern regarding the financial health and outlook for other financial institutions—could have an overall negative effect on banking systems and financial markets generally. These recent developments may also have other implications for broader economic and monetary policy, including interest rate policy. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect the Company, its portfolio companies or their respective financial performance.
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
At this time, it is not possible to predict how markets will respond to the Secured Overnight Financing Rate (“SOFR”), Sterling Overnight Index Average (“SONIA”), or other alternative reference rates as the transition away from USD LIBOR and GBP LIBOR proceeds. Despite the LIBOR transition in other markets, benchmark rate methodologies in Europe, Australia, Canada, Switzerland, and Denmark have been reformed and rates such as EURIBOR, STIBOR, BBSY, CDOR, SARON, and CIBOR may persist as International Organization of Securities Commissions, or IOSCO, compliant reference rates moving forward. However, multi-rate environments may persist in these markets as regulators and working groups have suggested market participants adopt alternative reference rates.
Critical Accounting Estimates
The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.
Our critical accounting estimates, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 27, 2023, and elsewhere in our filings with the SEC. There have been no material changes in our critical accounting policies and practices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Uncertainty with respect to the economic conditions has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks. We are subject to financial market risks, including valuation risk, interest rate risk and inflation risk. Our exposure to market risk has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently subject to any material legal proceedings. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, we do not expect that any such future proceedings will have a material effect upon our financial condition or results of operations.
Item 1A. Risk Factors.

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company’s share repurchase plan (the “10b-5 Plan”), pursuant to which up to approximately $262 million in the aggregate of the Company’s common shares at prices below net asset value per share over a specified period may be acquired, commenced on November 26, 2021, terminated by its terms in November 2022. In February 2023, the Board authorized a share repurchase plan, under which the Company may repurchase up to $250 million in the aggregate of our outstanding common shares in the open market at prices below the Company's NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act (the "10b-18 Plan" and, together with the 10b-5 Plan, the "Share Repurchase Plans"). Refer to "Item 1. Financial Statements—Notes to Consolidated Financial Statements—Note 8. Net Assets" in this Form 10-Q for more information.
For the three months ended March 31, 2023 and 2022, the Company did not repurchase any of its shares under the Share Repurchase Plans.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
On May 9, 2023, the Board appointed Teddy Desloge as the Chief Financial Officer of the Company, effective as of the close of business on May 10, 2023. Mr. Desloge will also serve as a Portfolio Manager of the Company, effective May 10, 2023. Mr. Desloge, born 1988, is a Managing Director with Blackstone. He is involved with investment management for Blackstone Credit’s various direct lending vehicles. Since joining Blackstone Credit in 2015, Mr. Desloge has been involved with investment management of various Direct Lending Funds and has been focused on origination, research, and execution of private and opportunistic credit investments across industries supporting Blackstone Credit's Private Credit Strategies. Mr. Desloge will also serve as the Chief Financial Officer of Blackstone Private Credit Fund (“BCRED”).
Prior to joining Blackstone Credit in 2015, Mr. Desloge was an Associate at Gefinor Capital where he focused on origination, research and execution of private credit and equity investments. He started his career in the Leveraged Finance Group at Jefferies.
Mr. Desloge graduated from Hobart & William Smith Colleges with a BA and a major in Economics.
Mr. Desloge’s appointment coincides with the resignation, effective as of the close of business on May 10, 2023, of Kevin Kresge as the interim Chief Financial Officer of the Company. Mr. Kresge’s decision to resign was not the result of any disagreement relating to Blackstone or the Company’s operations, policies or practices.
On May 9, 2023, the Board appointed Matthew Alcide as the Chief Accounting Officer of the Company, effective as of the close of business on May 10, 2023. Mr. Alcide, born 1987, is a Senior Vice President with Blackstone. Mr. Alcide is a member of the Blackstone Credit BDC Finance Group where he oversees the accounting and financial reporting for Blackstone’s BDCs. Mr. Alcide will also serve as the Chief Accounting Officer of BCRED.
Prior to joining Blackstone, Mr. Alcide was a Director in the New York and London offices of PricewaterhouseCoopers where he provided assurance and accounting services to companies and investment funds across the asset management, investment banking and broker-dealer industries with a focus on SEC registrants and other publicly traded entities.
Mr. Alcide graduated magna cum laude from Providence College with a BS in Accounting. Mr. Alcide is a Certified Public Accountant licensed in the State of New York.
On May 9, 2023, the Board appointed Kris Corbett as the Controller and Treasurer of the Company, effective as of the close of business on May 10, 2023. Mr. Corbett, born 1975, is a Senior Vice President with Blackstone. Mr. Corbett is a member of the Blackstone Credit BDC Finance Group where he oversees the Blackstone Credit Product Control function as well as accounting for Blackstone’s BDCs. Mr. Corbett will also serve as the Controller and Treasurer of BCRED.
Prior to joining Blackstone in 2016, Mr. Corbett was a Managing Director at Perella Weinberg Partners where he performed roles in finance, accounting, and financial reporting within alternative asset management. Prior to Perella Weinberg Partners, Mr. Corbett held a variety of positions in accounting and financial reporting at King Street Capital Management, Ziff Brothers Investments and began his career in public accounting at PricewaterhouseCoopers.
Mr. Corbett graduated from the University of Massachusetts with a BBA in Accounting. Mr. Corbett is a Certified Public Accountant licensed in the State of New York, and a CFA Charterholder.
The appointments of Mr. Alcide as Chief Accounting Officer and Mr. Corbett as Controller and Treasurer coincide with the resignation, effective as of the close of business on May 10, 2023, of David Goldberg as the interim Chief Accounting Officer and interim Treasurer of the Company. Mr. Goldberg’s decision to resign was not the result of any disagreement relating to Blackstone or the Company’s operations, policies or practices.
On May 9, 2023, the Board appointed Stacy Wang as the Head of Stakeholder Relations of the Company, effective as of the close of business on May 10, 2023. Ms. Wang, born 1989, is a Principal with Blackstone. Prior to her current role, Ms. Wang focused on fundraising, product strategy, and client relationships across private and opportunistic credit products for institutional and retail investors in Blackstone Credit products. Ms. Wang will also serve as the Head of Stakeholder Relations of BCRED.
Prior to joining Blackstone Credit in 2015, Ms. Wang worked as an Investment Banking Associate at Natixis, where she focused on leveraged finance and M&A transactions.

Ms. Wang graduated from the Stern School of Business at New York University with a BS in Finance and Journalism.
Ms. Wang’s appointment coincides with the resignation, effective as of the close of business on May 10, 2023, of Beth Chartoff as the Public Relations Officer of the Company. Ms. Chartoff’s decision to resign was not the result of any disagreement relating to Blackstone or the Company’s operations, policies or practices.
None of Mr. Desloge, Mr. Alcide, Mr. Corbett or Ms. Wang have any family relationships with any director or executive officer of the Company, and none of which is a party to any transaction that is required to be reported pursuant to Item 404(a) of Regulation S-K.
Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Mundys S.p.A. (formerly, Atlantia S.p.A.), which may be, or may have been at the time considered to be, an affiliate of Blackstone and, therefore, our affiliate.

Item 6. Exhibits.

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

10.1
First Amendment to the Second Amended and Restated Credit Agreement, dated as of March 30, 2023, between BGSL Big Sky Funding LLC and Bank of America, N.A (incorporated by reference to the Company's Current Report on Form 8-K, filed on April 5, 2023).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Section 13(r) Disclosure.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_________________________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackstone Secured Lending Fund

Date:	May 10, 2023	/s/ Brad Marshall
Brad Marshall
Co-Chief Executive Officer

Date:	May 10, 2023	/s/ Kevin Kresge
Kevin Kresge
Interim Chief Financial Officer