Form 10-Q
period 2023-06-30
Blackstone Secured Lending Fund
filed 2023-08-09
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Registrant’s telephone number, including area code: (212) 503-2100
N/A
(Former name, former address and former fiscal year, if changed since last report)
_______________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest, $0.001 par value per share	BXSL	New York Stock Exchange
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐   NO  ☒
The number of shares of Registrant’s common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding as of August 7, 2023 was 165,623,817 .

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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 as updated by the Company's periodic filings with the United States Securities and Exchange Commission (the “SEC”). These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.
Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).

WEBSITE DISCLOSURE
We use our website (www.bxsl.com) as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings and public conference calls, and webcasts. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Contact Us” section of our website at http://ir.bxsl.com. The contents of our website and any alerts are not, however, a part of this report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Blackstone Secured Lending Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $9,353,285 and $9,621,233 at June 30, 2023 and December 31, 2022, respectively)	$9,282,040	$9,560,664
Non-controlled/affiliated investments (cost of $1 and $36,639 at June 30, 2023 and December 31, 2022, respectively)	6,491	56,584
Total investments at fair value (cost of $9,353,286 and $9,657,872 at June 30, 2023 and December 31, 2022, respectively)	9,288,531	9,617,248
Cash and cash equivalents	147,383	131,272
Interest receivable from non-controlled/non-affiliated investments	74,843	97,874
Deferred financing costs	16,023	13,332
Receivable for investments sold	45,333	49,269
Receivable for shares sold	336	—
Total assets	$9,572,449	$9,908,995
LIABILITIES
Debt (net of unamortized debt issuance costs of $30,162 and $35,289 at June 30, 2023 and December 31, 2022, respectively)	$4,977,981	$5,527,715
Payable for investments purchased	19,528	20,273
Due to affiliates	12,284	10,809
Management fees payable (Note 3)	18,207	18,595
Income based incentive fees payable (Note 3)	29,565	24,773
Capital gains incentive fees payable (Note 3)	—	5,506
Interest payable	45,281	45,289
Distribution payable (Note 8)	115,783	96,218
Accrued expenses and other liabilities	3,549	851
Total liabilities	5,222,178	5,750,029
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, $0.001 par value (unlimited shares authorized; 165,417,269 and 160,362,861 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	165	160
Additional paid in capital	4,168,948	4,033,113
Distributable earnings (loss)	181,158	125,693
Total net assets	4,350,271	4,158,966
Total liabilities and net assets	$9,572,449	$9,908,995
NET ASSET VALUE PER SHARE	$26.30	$25.93
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$273,914	$174,855	$528,135	$345,844
Payment in-kind interest income	11,275	10,808	21,116	19,494
Dividend income	159	—	159	5,908
Fee income	5,017	1,328	5,893	1,342
Total investment income	290,365	186,991	555,303	372,588
Expenses:
Interest expense	66,148	45,084	132,876	85,385
Management fees (Note 3)	24,276	25,892	48,972	51,528
Income based incentive fees (Note 3)	34,493	20,880	64,886	42,164
Capital gains incentive fees (Note 3)	(3,949)	(3,851)	(5,506)	(3,170)
Professional fees	1,019	1,058	2,207	1,765
Board of Trustees' fees	236	209	461	390
Administrative service expenses (Note 3)	675	349	1,054	1,189
Other general and administrative	2,000	1,560	3,605	2,887
Total expenses	124,898	91,181	248,555	182,138
Management fees waived (Note 3)	(6,069)	(6,473)	(12,243)	(12,882)
Incentive fees waived (Note 3)	(4,928)	(2,983)	(9,270)	(6,023)
Net expenses	113,901	81,725	227,042	163,233
Net investment income before excise tax	176,464	105,266	328,261	209,355
Excise tax expense	4,979	—	7,601	1,386
Net investment income after excise tax	171,485	105,266	320,660	207,969
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(28,456)	(27,521)	(35,218)	(29,594)
Non-controlled/affiliated investments	(8,814)	(123)	(13,455)	(197)
Translation of assets and liabilities in foreign currencies	(223)	(333)	(3,364)	402
Net unrealized appreciation (depreciation)	(37,493)	(27,977)	(52,037)	(29,389)
Realized gain (loss):
Non-controlled/non-affiliated investments	(8,020)	2,478	(11,506)	7,860
Non-controlled/affiliated investments	7,207	—	7,207	—
Foreign currency transactions	11,671	(176)	19,324	391
Net realized gain (loss)	10,858	2,302	15,025	8,251
Net realized and unrealized gain (loss)	(26,635)	(25,675)	(37,012)	(21,138)
Net increase (decrease) in net assets resulting from operations	$144,850	$79,591	$283,648	$186,831
Net investment income per share (basic and diluted)	$1.06	$0.62	$1.99	$1.23
Earnings per share (basic and diluted)	$0.90	$0.47	$1.76	$1.10
Weighted average shares outstanding (basic and diluted)	161,079,263	169,426,422	160,792,160	169,489,006
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, March 31, 2023	$162	$4,038,243	$152,091	$4,190,496
Issuance of common shares, net of offering and underwriting costs	3	124,930	—	124,933
Common shares sold, not yet issued (1)	—	336	—	336
Reinvestment of dividends (1)	—	5,439	—	5,439
Net investment income	—	—	171,485	171,485
Net realized gain (loss) on investments	—	—	10,858	10,858
Net change in unrealized appreciation (depreciation) on investments	—	—	(37,493)	(37,493)
Dividends declared and payable from net investment income	—	—	(115,783)	(115,783)
Balance, June 30, 2023	$165	$4,168,948	$181,158	$4,350,271

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2022	$160	$4,033,113	$125,693	$4,158,966
Issuance of common shares, net of offering and underwriting costs	3	124,930	—	124,933
Common shares sold, not yet issued (1)	—	336	—	336
Reinvestment of dividends	2	10,569	—	10,571
Net investment income	—	—	320,660	320,660
Net realized gain (loss) on investments	—	—	15,025	15,025
Net change in unrealized appreciation (depreciation) on investments	—	—	(52,037)	(52,037)
Dividends declared and payable from net investment income	—	—	(228,183)	(228,183)
Balance, June 30, 2023	$165	$4,168,948	$181,158	$4,350,271

(1) The par amount of the shares is less than 1,000 and rounds to zero.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Changes in Net Assets
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

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$283,648	$186,831
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	48,673	29,791
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	3,364	(402)
Net realized (gain) loss on investments	4,299	(7,860)
Payment-in-kind interest capitalized	(24,198)	(20,551)
Net accretion of discount and amortization of premium	(30,190)	(20,669)
Amortization of deferred financing costs	2,459	1,705
Amortization of debt financing and debt issuance costs	5,127	5,193
Purchases of investments	(219,153)	(574,076)
Proceeds from sale of investments and principal repayments	573,828	347,142
Changes in operating assets and liabilities:
Interest receivable	23,031	(8,966)
Receivable for investments sold	3,936	102,972
Other assets	—	194
Payable for investments purchased	(745)	(24,517)
Due to affiliates	1,475	4,459
Management fee payable	(388)	1,607
Income based incentive fee payable	4,792	(1,912)
Capital gains incentive fee payable	(5,506)	(3,171)
Interest payable	(8)	1,791
Accrued expenses and other liabilities	2,698	(2,399)
Net cash provided by (used in) operating activities	677,142	17,162
Cash flows from financing activities:
Borrowings on debt	474,000	516,748
Repayments on debt	(1,068,360)	(215,068)
Deferred financing costs paid	(5,149)	(5,755)
Deferred offering costs paid on issuance of common shares	—	(1,531)
Dividends paid in cash	(198,713)	(194,062)
Proceeds from issuance of common shares	124,933	—
Repurchased shares	—	(51,725)
Net cash provided by (used in) financing activities	(673,289)	48,607
Net increase (decrease) in cash and cash equivalents	3,853	65,769
Effect of foreign exchange rate changes on cash and cash equivalents	12,258	—
Cash and cash equivalents, beginning of period	131,272	102,879
Cash and cash equivalents, end of period	$147,383	$168,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund Condensed Consolidated Statements of Cash Flows (in thousands) (Unaudited)
	Six Months Ended June 30,
	2023	2022
Supplemental information and non-cash activities:
Interest paid during the period	$126,014	$76,306
Distribution payable	$115,783	$123,164
Reinvestment of distributions during the period	$10,571	$27,970
Receivable for shares sold	$336	$—
Excise taxes paid	$5,245	$4,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
Investments—non-controlled/non-affiliated
First Lien Debt
Aerospace & Defense
Cobham Holdings, Inc.	(4)(7)(10)	SOFR +	6.75%	11.99%	1/9/2030		$1,995	$1,929	$1,948	0.04%
Corfin Holdings, Inc.	(4)(11)	SOFR +	6.00%	11.41%	2/5/2026		198,368	196,116	194,400	4.47
Corfin Holdings, Inc.	(4)(11)	L +	6.00%	11.41%	2/5/2026		68,941	68,176	67,562	1.55
Corfin Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.38%	12/27/2027		951	916	932	0.02
Linquest Corp.	(4)(5)(10)	SOFR +	5.75%	10.95%	7/28/2028		9,788	9,646	9,396	0.22
MAG DS Corp.	(11)	SOFR +	5.50%	10.84%	4/1/2027		80,879	76,445	76,330	1.75
Maverick Acquisition, Inc.	(4)(11)	L +	6.25%	11.44%	6/1/2027		14,779	14,586	11,823	0.27
Maverick Acquisition, Inc.	(4)(12)	L +	6.25%	11.44%	6/1/2027		3,914	3,859	3,132	0.07
TCFI AEVEX, LLC	(4)(11)	SOFR +	6.00%	11.25%	3/18/2026		110,801	109,763	106,923	2.46
								481,436	472,446	10.85
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	10.86%	6/11/2027		95,906	94,590	92,789	2.13
ENV Bidco AB	(4)(6)(10)	SOFR +	5.75%	10.99%	7/19/2029		1,006	984	991	0.02
ENV Bidco AB	(4)(6)(7)(8)	E +	5.75%	9.35%	7/19/2029	EUR	1,122	977	1,081	0.02
Livingston International, Inc.	(4)(6)(10)	L +	5.50%	10.84%	4/30/2027		128,198	126,102	125,634	2.89
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.44%	12/9/2026		143,110	141,703	143,110	3.29
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.44%	2/5/2029		4,085	4,020	4,085	0.09
Redwood Services Group, LLC	(4)(7)(10)	SOFR +	6.15%	11.50%	6/15/2029		2,784	2,735	2,723	0.06
RoadOne Inc	(4)(7)(11)	SOFR +	6.25%	11.11%	12/30/2028		1,091	1,051	1,061	0.02
RWL Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	11.14%	12/31/2028		24,011	23,586	23,466	0.54
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	4.75%	10.14%	12/30/2026		4,583	4,542	4,548	0.10
SEKO Global Logistics Network, LLC	(4)(5)(11)	L +	4.75%	9.48%	12/30/2026		529	520	525	0.01
SEKO Global Logistics Network, LLC	(4)(5)(7)(11)	P +	3.75%	12.00%	12/30/2026		103	98	99	0.00
SEKO Global Logistics Network, LLC	(4)(5)(7)(11)	SOFR +	4.75%	10.02%	12/30/2026		870	860	859	0.02
SEKO Global Logistics Network, LLC	(4)(5)(11)	E +	4.75%	6.95%	12/30/2026	EUR	1,839	2,110	1,992	0.05
								403,878	402,963	9.24
Building Products
Fencing Supply Group Acquisition, LLC	(4)(5)(11)	SOFR +	6.00%	11.65%	2/26/2027		51,921	51,456	51,921	1.19
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	11.24%	2/25/2025		12,059	11,982	11,336	0.26
Jacuzzi Brands, LLC	(4)(11)	SOFR +	6.00%	11.24%	2/25/2025		82,758	82,336	77,792	1.79
L&S Mechanical Acquisition, LLC	(4)(5)(10)	SOFR +	7.75%	12.80%	9/1/2027		12,500	12,327	11,250	0.26
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	11.51%	4/7/2025		121,633	120,945	120,416	2.77
Windows Acquisition Holdings, Inc.	(4)(5)(11)	SOFR +	6.50%	11.89%	12/29/2026		49,997	49,415	49,997	1.15
								328,461	322,712	7.42

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Commercial Services & Supplies
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	5.75%	10.74%	5/7/2028	$227,323	$227,323	$227,323	5.23%
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	11.10%	12/15/2027	4,055	3,995	3,933	0.09
Java Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.13%	12/15/2027	941	913	855	0.02
JSS Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.31%	12/18/2028	284,511	281,805	284,511	6.54
JSS Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.31%	12/17/2028	4,913	4,855	4,913	0.11
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	10.94%	12/10/2027	5,893	5,797	5,882	0.14
Knowledge Pro Buyer, Inc.	(4)(7)(10)	P +	4.75%	13.00%	12/10/2027	248	232	248	0.01
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.60%	10.65%	10/19/2028	20,220	19,914	19,613	0.45
KPSKY Acquisition, Inc.	(4)(7)(10)	SOFR +	5.50%	10.75%	10/19/2028	2,200	2,166	2,130	0.05
Onex Baltimore Buyer, Inc.	(4)(10)(18)	SOFR +	6.25%	10.95%	12/1/2027	20,804	20,494	20,595	0.47
Onex Baltimore Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	10.95%	12/1/2027	7,183	7,059	7,089	0.16
The Action Environmental Group, Inc.	(4)(5)(12)	SOFR +	6.15%	11.37%	1/16/2026	11,075	11,045	10,937	0.25
The Action Environmental Group, Inc.	(4)(5)(12)	SOFR +	6.00%	11.37%	1/16/2026	133,007	131,648	131,345	3.02
Veregy Consolidated, Inc.	(11)	SOFR +	6.00%	11.31%	11/2/2027	20,735	20,378	18,506	0.43
							737,624	737,880	16.97
Construction & Engineering
ASP Endeavor Acquisition, LLC	(4)(5)(9)	L +	6.50%	11.82%	5/3/2027	13,695	13,520	12,805	0.29
COP Home Services TopCo IV, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	11.20%	12/31/2027	38,121	36,807	37,850	0.87
							50,327	50,655	1.16
Containers & Packaging
Ascend Buyer, LLC	(4)(7)(10)	SOFR +	6.40%	11.79%	10/2/2028	18,791	18,481	18,396	0.42
Ascend Buyer, LLC	(4)(10)	SOFR +	6.40%	11.79%	9/30/2028	1,985	1,932	1,945	0.04
							20,413	20,341	0.46
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	5.50%	11.00%	12/10/2028	7,295	7,182	7,186	0.17
Bution Holdco 2, Inc.	(4)(11)	SOFR +	6.25%	11.45%	10/17/2025	70,768	70,226	70,768	1.63
Dana Kepner Company, LLC	(4)(11)	SOFR +	6.00%	11.36%	12/29/2026	62,965	62,231	62,650	1.44
Dana Kepner Company, LLC	(4)(11)	SOFR +	6.00%	11.36%	12/29/2027	1,990	1,958	1,980	0.05
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.50%	10.70%	11/2/2026	179,079	176,693	175,497	4.03
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	6.25%	11.64%	6/23/2028	6,511	6,419	6,201	0.14
Marcone Yellowstone Buyer, Inc.	(4)(5)(7)(10)	SOFR +	6.50%	11.89%	6/23/2028	1,574	1,523	1,498	0.03
NDC Acquisition Corp.	(4)(11)	SOFR +	5.75%	11.09%	3/9/2027	13,492	13,264	13,222	0.30
NDC Acquisition Corp.	(4)(7)(11)	L +	5.75%	11.00%	3/9/2027	514	456	445	0.01
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.60%	11.65%	11/13/2024	10,446	10,354	10,185	0.23
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.60%	11.63%	5/13/2026	998	971	958	0.02
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.65%	11/13/2024	32,019	31,900	31,218	0.72
Unified Door & Hardware Group, LLC	(4)(11)	SOFR +	5.85%	11.09%	6/30/2025	993	959	953	0.02
Unified Door & Hardware Group, LLC	(4)(11)	SOFR +	5.85%	11.19%	6/30/2025	93,873	92,913	90,118	2.07
							477,049	472,879	10.86

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Diversified Consumer Services
BPPH2 Limited	(4)(5)(6)(8)	S +	6.87%	11.30%	3/2/2028	GBP	26,300	$35,711	$33,186	0.76%
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	10.65%	7/20/2028		$290,622	288,524	290,622	6.68
Dreambox Learning Holding LLC	(4)(5)(10)	SOFR +	6.25%	11.63%	12/1/2027		7,087	6,982	6,555	0.15
Go Car Wash Management Corp.	(4)(11)	SOFR +	6.25%	11.45%	12/31/2026		12,127	11,948	11,824	0.27
Go Car Wash Management Corp.	(4)(14)	SOFR +	6.25%	11.45%	12/31/2026		10,516	10,357	10,253	0.24
Go Car Wash Management Corp.	(4)(7)(11)	SOFR +	6.25%	11.45%	12/31/2026		193	193	182	0.00
Groundworks, LLC	(4)(7)(11)	SOFR +	6.50%	11.65%	3/14/2030		715	691	693	0.02
								354,406	353,315	8.12
Diversified Financial Services
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.75%	10.95%	4/28/2028		64,241	63,330	63,302	1.46
SelectQuote, Inc.	(4)(10)	SOFR +	8.00%	13.20% (incl. 2.00% PIK)	11/5/2024		74,849	74,223	67,364	1.55
								137,553	130,666	3.01
Diversified Telecommunication Services
Point Broadband Acquisition, LLC	(4)(11)	SOFR +	6.00%	11.02%	10/1/2028		85,922	84,310	85,493	1.97
Point Broadband Acquisition, LLC	(4)(7)(11)	SOFR +	6.00%	11.18%	10/1/2028		34,437	33,746	34,206	0.79
								118,056	119,699	2.76
Electric Utilities
Qualus Power Services Corp.	(4)(11)	SOFR +	5.00%	10.36%	3/26/2027		33,291	32,792	32,959	0.76
Electrical Equipment
Emergency Power Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.50%	10.84%	8/17/2028		46,464	45,681	46,067	1.06
Relay Purchaser, LLC	(4)(5)(7)(10)	L +	6.00%	11.21%	8/30/2028		34,451	33,898	34,380	0.79
Shoals Holdings, LLC	(4)(11)	SOFR +	5.75%	10.98%	11/25/2026		83,076	81,877	83,491	1.92
								161,456	163,938	3.77
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	11.33%	12/23/2026		78,549	77,638	71,087	1.63
Albireo Energy, LLC	(4)(5)(11)	L +	6.00%	11.38%	12/23/2026		6,360	6,316	5,755	0.13
Albireo Energy, LLC	(4)(5)(11)	L +	6.00%	11.25%	12/23/2026		23,576	23,361	21,336	0.49
CPI Intermediate Holdings Inc	(4)(7)(10)	SOFR +	5.50%	10.57%	10/8/2029		4,024	3,939	3,934	0.09
								111,254	102,112	2.34
Energy Equipment & Services
Abaco Energy Technologies, LLC	(4)(13)	L +	7.00%	12.15%	10/4/2024		25,820	25,628	25,820	0.59
ISQ Hawkeye Holdco, Inc.	(4)(7)(10)	SOFR +	6.25%	11.38%	8/17/2029		942	919	931	0.02
Tetra Technologies, Inc.	(4)(6)(11)	SOFR +	6.25%	11.45%	9/10/2025		17,790	17,746	17,790	0.41
								44,293	44,541	1.02
Ground Transportation
Quality Distribution LLC	(4)(7)(11)	SOFR +	6.75%	11.92%	6/30/2028		622	599	599	0.01
Quality Distribution LLC	(4)(5)(7)(11)	L +	5.25%	11.58%	7/1/2028		18,448	18,141	17,483	0.40
								18,740	18,082	0.41

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Equipment & Supplies
CPI Buyer, LLC	(4)(7)(10)	SOFR +	5.50%	11.03%	11/1/2028		$31,183	$30,680	$30,027	0.69%
GCX Corporation Buyer, LLC	(4)(5)(10)	SOFR +	5.50%	10.68%	9/13/2028		21,615	21,294	21,183	0.49
GCX Corporation Buyer, LLC	(4)(5)(7)(10)	SOFR +	5.50%	10.73%	9/13/2028		5,473	5,376	5,343	0.12
								57,350	56,553	1.30
Health Care Providers & Services
123Dentist, Inc.	(4)(6)(7)(10)	C +	5.50%	10.65%	8/10/2029	CAD	1,729	815	728	0.02
ACI Group Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	10.95% (incl. 1.25% PIK)	8/2/2028		109,247	107,357	107,119	2.46
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	L +	6.50%	11.87%	5/7/2027		6,884	6,781	6,755	0.16
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.50%	11.94%	5/7/2027		1,650	1,632	1,625	0.04
Amerivet Partners Management, Inc.	(4)(5)(10)	SOFR +	5.50%	10.55%	2/25/2028		4,938	4,861	4,740	0.11
Amerivet Partners Management, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.89%	2/25/2028		1,374	1,330	1,315	0.03
Canadian Hospital Specialties Ltd.	(4)(5)(6)(11)	C +	4.50%	9.87%	4/14/2028	CAD	29,779	23,566	25,349	0.58
Canadian Hospital Specialties Ltd.	(4)(5)(6)(7)(10)	C +	4.86%	10.45%	4/15/2027	CAD	2,804	962	787	0.02
CCBlue Bidco, Inc.	(4)(7)(10)	L +	6.25%	11.41% (incl. 2.75% PIK)	12/21/2028		10,536	10,371	9,758	0.22
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	11.65%	4/3/2028		33,039	32,765	32,296	0.74
DCA Investment Holdings, LLC	(4)(7)(10)	SOFR +	6.50%	11.74%	4/3/2028		522	515	507	0.01
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	11.15%	10/4/2026		24,180	24,110	24,060	0.55
Healthcomp Holding Company, LLC	(4)(5)(7)(11)	SOFR +	5.50%	10.69%	10/27/2026		108,009	106,396	107,769	2.48
Jayhawk Buyer, LLC	(4)(7)(11)	SOFR +	5.00%	10.35%	10/15/2026		154,477	152,411	151,387	3.48
Navigator Acquiror, Inc.	(4)(9)	SOFR +	5.75%	10.93% (incl. 5.59% PIK)	7/16/2027		190,016	188,829	185,265	4.26
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.75%	10.63%	7/16/2027		25,525	25,325	24,887	0.57
Odyssey Holding Company, LLC	(4)(11)	SOFR +	5.75%	10.98%	11/16/2025		13,403	13,326	13,403	0.31
Odyssey Holding Company, LLC	(4)(11)	SOFR +	5.75%	11.00%	11/16/2025		3,634	3,602	3,634	0.08
Odyssey Holding Company, LLC	(4)(11)	SOFR +	5.75%	10.95%	11/16/2025		1,635	1,619	1,635	0.04
PPV Intermediate Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	11.01%	8/31/2029		1,987	1,958	1,966	0.05
Smile Doctors, LLC	(4)(5)(10)	SOFR +	5.90%	11.14%	12/23/2028		5,961	5,927	5,842	0.13
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.75%	11.09%	12/23/2028		4,954	4,838	4,816	0.11
Smile Doctors, LLC	(4)(7)(10)	P +	5.75%	13.00%	12/23/2027		50	31	25	0.00
Snoopy Bidco, Inc.	(4)(7)(10)	L +	6.00%	11.50%	6/1/2028		304,214	299,484	289,814	6.66
SpecialtyCare, Inc.	(4)(5)(7)(11)	L +	5.75%	10.93%	6/18/2028		12,182	11,906	11,393	0.26

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Health Care Providers & Services (continued)
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	5.75%	11.09%	1/2/2029		$2,606	$2,564	$2,523	0.06%
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	5.75%	11.00%	12/30/2026		74	69	61	0.00
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	L +	5.75%	10.90%	3/16/2028		5,225	5,143	4,723	0.11
The Fertility Partners, Inc.	(4)(5)(6)(10)	C +	5.75%	10.76%	3/16/2028	CAD	4,950	3,823	3,385	0.08
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	C +	5.75%	10.79%	9/16/2027	CAD	312	186	155	0.00
The GI Alliance Management, LLC	(4)(11)	SOFR +	6.25%	11.45%	9/15/2028		4,086	3,980	4,046	0.09
The GI Alliance Management, LLC	(4)(11)	SOFR +	6.25%	11.55%	9/15/2028		880	858	872	0.02
UMP Holdings, LLC	(4)(10)	SOFR +	5.50%	10.41%	7/15/2028		1,101	1,082	1,062	0.02
UMP Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.56%	7/15/2028		1,442	1,413	1,386	0.03
Unified Physician Management, LLC	(4)(7)(9)	SOFR +	5.25%	10.35%	6/18/2029		2,105	2,105	2,105	0.05
US Oral Surgery Management Holdco, LLC	(4)(10)	L +	6.00%	11.38%	11/18/2027		31,780	31,316	30,270	0.70
US Oral Surgery Management Holdco, LLC	(4)(7)(11)	L +	6.00%	11.48%	11/18/2027		13,541	13,351	12,744	0.29
WHCG Purchaser III, Inc.	(4)(5)(10)	SOFR +	5.75%	11.25%	6/22/2028		43,531	42,945	32,322	0.74
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.25%	6/22/2026		6,682	6,601	4,950	0.11
								1,146,153	1,117,479	25.67
Health Care Technology
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.50%	10.74%	5/25/2029		9,937	9,770	9,738	0.22
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.75%	10.99%	5/25/2029		2,209	2,166	2,184	0.05
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.75%	10.85%	5/25/2029		1,005	970	977	0.02
Color Intermediate LLC	(4)(10)	SOFR +	5.50%	10.84%	10/4/2029		20,262	19,805	20,059	0.46
Edifecs, Inc.	(4)(10)	SOFR +	5.50%	10.84%	9/21/2026		5,734	5,660	5,734	0.13
Edifecs, Inc.	(4)(10)	SOFR +	5.50%	10.74%	9/21/2026		7,782	7,677	7,782	0.18
Edifecs, Inc.	(4)(11)	SOFR +	7.00%	12.34%	9/21/2026		218,042	215,111	220,223	5.06
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	5.75%	11.14%	10/29/2028		15,807	15,572	15,524	0.36
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	5.75%	11.14%	10/29/2027		480	463	462	0.01
NMC Crimson Holdings, Inc.	(4)(10)	L +	6.00%	11.04%	3/1/2028		71,173	69,750	70,462	1.62
NMC Crimson Holdings, Inc.	(4)(7)(10)	SOFR +	6.00%	11.41%	3/1/2028		4,815	4,614	4,578	0.11
Project Ruby Ultimate Parent Corp.	(10)	SOFR +	3.25%	8.47%	3/10/2028		8,418	8,389	8,243	0.19
RPBLS Midco, LLC	(4)(10)	SOFR +	5.75%	10.74%	4/1/2028		9,395	9,262	9,395	0.22
								369,209	375,361	8.63

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Insurance
Alera Group, Inc.	(4)(10)	SOFR +	6.00%	11.20%	10/2/2028		$3,685	$3,657	$3,593	0.08%
Amerilife Holdings, LLC	(4)(10)	SOFR +	5.75%	10.88%	8/31/2029	1,792		1,760	1,774	0.04
Amerilife Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	10.62%	8/31/2029	339		328	332	0.01
Benefytt Technologies, Inc.	(4)(10)(17)	SOFR +	10.75%	15.85%	8/12/2027	10,879		10,736	5,168	0.12
Benefytt Technologies, Inc.	(4)(7)(10)(17)	SOFR +	10.75%	15.74%	8/12/2027	2,661		2,623	1,260	0.03
Foundation Risk Partners Corp.	(4)(7)(10)	SOFR +	6.25%	11.49%	10/29/2028	26,066		25,742	24,988	0.57
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	5.25%	10.59%	9/29/2028	19,894		19,638	19,451	0.45
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	6.00%	11.39%	4/14/2028	52,678		51,913	52,238	1.20
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.14%	4/16/2028	10,592		10,341	10,279	0.24
Integrity Marketing Acquisition, LLC	(4)(5)(11)	SOFR +	6.05%	11.41%	8/27/2025	19,579		19,440	19,188	0.44
Integrity Marketing Acquisition, LLC	(4)(5)(10)	SOFR +	6.05%	11.41%	8/27/2025	48,704		48,392	47,730	1.10
Integrity Marketing Acquisition, LLC	(4)(5)(10)	SOFR +	6.05%	11.31%	8/27/2025	71,847		71,235	70,410	1.62
Integrity Marketing Acquisition, LLC	(4)(5)(7)(10)	SOFR +	6.02%	11.28%	8/27/2025	1,862		1,837	1,825	0.04
Integrity Marketing Acquisition, LLC	(4)(5)(10)	SOFR +	6.03%	11.39%	8/27/2025	4,059		4,025	3,978	0.09
Jones Deslauriers Insurance Management, Inc.	(5)(6)(8)	C +	4.25%	9.29%	3/27/2028	CAD	21,637	17,028	15,943	0.37
Jones Deslauriers Insurance Management, Inc.	(5)(6)(10)	C +	4.25%	9.29%	3/27/2028	CAD	13,061	10,413	9,623	0.22
PGIS Intermediate Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.14%	10/16/2028	4,604		4,537	4,448	0.10
SG Acquisition, Inc.	(4)(9)	SOFR +	5.50%	10.70%	1/27/2027	104,974		104,020	101,562	2.33
Shelf Bidco Ltd	(4)(6)(10)(18)	SOFR +	6.34%	10.93%	1/3/2030	5,091		4,948	4,964	0.11
Tennessee Bidco Limited	(4)(5)(6)(8)	E +	7.00%	9.94%	8/3/2028	EUR	1,812	1,875	1,942	0.04
Tennessee Bidco Limited	(4)(5)(6)(8)	L +	7.00%	12.09%	7/9/2028	54,034		52,859	53,088	1.22
Tennessee Bidco Limited	(4)(5)(6)(8)	L +	7.00%	12.66%	8/3/2028	16,118		15,934	15,836	0.36
Tennessee Bidco Limited	(4)(5)(6)(8)	S +	7.28%	10.70%	7/9/2028	GBP	16,190	21,989	20,223	0.46
Tennessee Bidco Limited	(4)(5)(6)(8)	S +	7.28%	12.07%	7/9/2028	GBP	27,111	36,861	33,864	0.78
								542,131	523,707	12.02
Internet & Direct Marketing Retail
Donuts, Inc.	(4)(11)	SOFR +	6.00%	11.27%	12/29/2026	320,824		316,702	317,616	7.30

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
IT Services
AI Altius Bidco, Inc.	(4)(5)(8)		9.75%	9.75% PIK	12/21/2029		$919	$901	$889	0.02%
AI Altius Bidco, Inc.	(4)(5)(7)(10)	SOFR +	5.18%	10.47%	12/21/2028	6,711		6,603	6,560	0.15
Infostretch Corporation	(4)(10)	SOFR +	5.75%	11.14%	4/1/2028	4,950		4,872	4,690	0.11
Inovalon Holdings, Inc.	(4)(7)(10)	SOFR +	6.25%	11.66% (incl. 2.75% PIK)	11/24/2028	107,951		105,849	106,733	2.45
Monterey Financing S.à.r.l	(4)(6)(8)	ST +	6.00%	9.88%	9/28/2029	SEK	2,090	184	189	0.00
Monterey Financing S.à.r.l	(4)(6)(7)(8)	E +	6.00%	9.55%	9/28/2029	EUR	658	350	476	0.01
Monterey Financing S.à.r.l	(4)(6)(8)	CI +	6.00%	9.62%	9/28/2029	DKK	4,819	619	688	0.02
Monterey Financing S.à.r.l	(4)(6)(9)	N +	6.00%	10.33%	9/28/2029	NOK	5,149	462	469	0.01
Razor Holdco, LLC	(4)(10)	L +	5.75%	10.90%	10/25/2027	37,209		36,673	36,930	0.85
Red River Technology, LLC	(4)(11)	SOFR +	6.00%	11.20%	5/26/2027	80,376		79,462	80,376	1.85
S&P Global Engineering Solutions	(4)(7)(11)	SOFR +	7.00%	12.08%	5/2/2030	1,600		1,546	1,545	0.04
Turing Holdco, Inc.	(4)(5)(6)(8)	L +	6.00%	11.76%	9/28/2028	8,437		8,248	8,289	0.19
Turing Holdco, Inc.	(4)(5)(6)(8)	E +	6.00%	9.43% (incl. 2.50% PIK)	9/28/2028	EUR	11,018	12,470	11,810	0.27
Turing Holdco, Inc.	(4)(5)(6)(7)(8)	E +	6.00%	9.18% (incl. 2.50% PIK)	8/3/2028	EUR	7,916	8,961	9,292	0.21
								267,200	268,936	6.18
Machinery
MHE Intermediate Holdings	(4)(5)(7)(11)	SOFR +	6.00%	11.20%	7/21/2027	3,462		3,414	3,360	0.08
MHE Intermediate Holdings	(4)(5)(11)	SOFR +	6.25%	11.45%	7/21/2027	426		417	417	0.01
MHE Intermediate Holdings	(4)(5)(11)	SOFR +	6.00%	9.16%	7/21/2027	395		387	384	0.01
								4,218	4,161	0.10
Marine
Armada Parent, Inc.	(4)(7)(10)	SOFR +	5.75%	11.11%	10/29/2027	25,866		25,440	25,288	0.58
Media
Trader Corp.	(4)(6)(7)(10)	C +	6.75%	11.96%	12/22/2029	CAD	9,975	5,753	6,042	0.14

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc.	(4)(6)(10)	SOFR +	6.25%	11.34%	8/15/2028		$74,649	$73,693	$74,089	1.70%
KKR Alberta Midstream Finance Inc.	(4)(6)(10)	SOFR +	6.25%	11.34%	8/15/2028		40,611	40,091	40,307	0.93
								113,784	114,396	2.63
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.75%	10.99%	11/12/2027		7,091	7,004	6,861	0.16
Profile Products, LLC	(4)(7)(10)	P +	4.75%	13.00%	11/12/2027		480	467	453	0.01
								7,471	7,314	0.17
Pharmaceuticals
Doc Generici (Diocle S.p.A.)	(4)(6)(7)(8)	E +	6.50%	10.55%	10/27/2028	EUR	1,758	1,119	1,386	0.03
Professional Services
ALKU, LLC	(4)(10)	SOFR +	6.25%	11.33%	3/1/2028		800	780	790	0.02
Apex Companies, LLC	(4)(7)(11)	SOFR +	6.25%	11.30%	1/31/2028		1,605	1,560	1,576	0.04
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	10.25%	11/2/2027		7,141	7,023	7,120	0.16
Clearview Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	10.59%	8/26/2027		9,193	9,028	8,955	0.21
Cumming Group, Inc.	(4)(7)(11)	SOFR +	6.00%	11.10%	5/26/2027		80,470	79,550	78,141	1.80
Cumming Group, Inc.	(4)(7)(11)	SOFR +	6.00%	11.10%	11/16/2027		1,254	1,217	1,214	0.03
Guidehouse, Inc.	(4)(5)(10)	SOFR +	6.25%	11.45%	10/16/2028		323,895	321,444	317,417	7.30
HIG Orca Acquisition Holdings, Inc.	(4)(5)(11)	SOFR +	6.00%	11.40%	8/17/2027		19,065	18,802	18,874	0.43
HIG Orca Acquisition Holdings, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	11.26%	8/17/2027		925	894	895	0.02
HIG Orca Acquisition Holdings, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	11.27%	8/12/2027		2,954	2,948	2,892	0.07
IG Investments Holdings, LLC	(4)(5)(10)	SOFR +	6.00%	11.15%	9/22/2028		1,302	1,292	1,296	0.03
IG Investments Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	11.20%	9/22/2028		45,195	44,469	44,951	1.03
Kaufman Hall & Associates, LLC	(4)(10)	SOFR +	5.25%	10.45%	12/14/2028		19,256	18,956	19,256	0.44
Kaufman Hall & Associates, LLC	(4)(10)	SOFR +	5.25%	10.40%	12/14/2028		4,948	4,870	4,948	0.11
Legacy Intermediate, LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.13%	2/25/2028		6,799	6,691	6,779	0.16
Material Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	11.34%	8/19/2027		23,658	23,309	22,132	0.51
Minotaur Acquisition, Inc.	(8)	SOFR +	4.75%	9.95%	3/27/2026		1,974	1,930	1,946	0.04
Petrus Buyer Inc	(4)(7)(10)	SOFR +	6.50%	11.52%	10/17/2029		1,895	1,829	1,843	0.04
Sherlock Buyer Corp.	(4)(7)(10)	SOFR +	5.75%	11.09%	12/8/2028		8,530	8,359	8,309	0.19
Thevelia US, LLC	(5)(6)(9)	SOFR +	4.00%	9.05%	6/18/2029		1,303	1,290	1,301	0.03
Titan Investment Company, Inc.	(4)(5)(8)	SOFR +	5.75%	11.05%	3/20/2027		41,812	40,598	39,512	0.91
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	L +	5.25%	10.62%	6/29/2027		55,829	54,882	55,090	1.27
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	L +	5.25%	10.35%	6/29/2027		13,053	12,858	12,823	0.29
Trinity Partners Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	11.53%	12/21/2028	4,780		4,694	4,718	0.11
West Monroe Partners, LLC	(4)(7)(10)	L +	5.25%	10.40%	11/8/2028	14,821		14,594	14,302	0.33
West Monroe Partners, LLC	(4)(7)(10)	L +	5.25%	10.41%	11/8/2027	385		385	371	0.01
								684,252	677,451	15.58

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Real Estate Management & Development
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	6.25%	11.66%	2/16/2028		$70,324	$69,139	$70,324	1.62%
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	6.25%	11.66%	7/25/2029		833	815	833	0.02
								69,954	71,157	1.64
Software
Anaplan, Inc.	(4)(7)(10)	SOFR +	6.50%	11.60%	6/21/2029		1,804	1,770	1,784	0.04
AxiomSL Group, Inc.	(4)(7)(11)	SOFR +	5.75%	10.97%	12/3/2027		41,904	41,265	41,874	0.96
Beeline, LLC	(4)(7)(10)	SOFR +	5.25%	10.38%	5/2/2029		4,967	4,923	4,938	0.11
Beeline, LLC	(4)(7)(10)	SOFR +	5.25%	10.35%	5/2/2028		98	94	95	0.00
BlueCat Networks USA, Inc.	(4)(7)(10)	SOFR +	6.00%	11.24% (incl. 2.00% PIK)	8/8/2028		1,937	1,900	1,895	0.04
BlueCat Networks USA, Inc.	(4)(7)(10)	SOFR +	6.00%	11.08%	8/8/2028		211	207	208	0.00
Circana Group L.P.	(4)(10)	SOFR +	5.75%	10.95%	12/1/2028		120,944	118,837	119,735	2.75
Circana Group L.P.	(4)(10)	SOFR +	6.25%	11.39% (incl. 2.75% PIK)	12/1/2028		76,425	75,148	75,279	1.73
Circana Group L.P.	(4)(7)(10)	SOFR +	4.75%	10.92%	12/1/2027		1,104	875	966	0.02
Community Brands ParentCo, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.70%	2/24/2028		4,938	4,851	4,826	0.11
Confine Visual Bidco	(4)(6)(7)(10)	SOFR +	5.75%	10.80%	2/23/2029		15,921	15,537	14,315	0.33
Connatix Buyer, Inc.	(4)(5)(7)(10)	L +	5.50%	10.65%	7/14/2027		21,705	21,266	20,374	0.47
Coupa Software Inc.	(4)(6)(7)(10)	SOFR +	7.50%	12.60%	2/27/2030		1,836	1,787	1,805	0.04
Diligent Corporation	(4)(11)	L +	5.75%	10.95%	8/4/2025		58,650	58,254	56,891	1.31
Discovery Education, Inc.	(4)(7)(10)	SOFR +	5.75%	10.71%	4/9/2029		26,467	25,982	25,216	0.58
Episerver, Inc.	(4)(5)(7)(11)	SOFR +	5.50%	10.89%	4/9/2026		9,594	9,494	8,953	0.21
Experity, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.09%	2/24/2028		15,217	14,980	14,726	0.34
Gigamon Inc.	(4)(7)(10)	SOFR +	5.75%	10.89%	3/9/2029		7,365	7,242	7,346	0.17
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.50%	10.70%	12/1/2028		4,938	4,921	4,796	0.11
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.50%	10.70%	2/5/2026		254	245	240	0.01
GraphPAD Software, LLC	(4)(7)(11)	L +	5.50%	10.71%	4/27/2027		1,978	1,919	1,809	0.04
GraphPAD Software, LLC	(4)(11)	SOFR +	5.50%	10.71%	4/27/2027		11,609	11,527	11,377	0.26
GraphPAD Software, LLC	(4)(7)(11)	L +	5.50%	10.87%	4/27/2027		12,863	12,719	12,573	0.29
LD Lower Holdings, Inc.	(4)(11)	SOFR +	6.50%	11.84%	2/8/2026		91,988	91,028	90,608	2.08
Lightbox Intermediate, LP	(4)(8)	L +	5.00%	10.54%	5/9/2026		1,980	1,944	1,911	0.04
Magnesium BorrowerCo, Inc.	(4)(7)(10)	SOFR +	5.75%	10.95%	5/18/2029		5,242	5,134	5,151	0.12
Magnesium BorrowerCo, Inc.	(4)(10)	S +	5.75%	10.68%	5/18/2029	GBP	3,426	4,188	4,290	0.10
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(7)(9)	SOFR +	3.75%	9.14%	7/31/2028		8,570	8,468	7,373	0.17
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.25%	11.64%	6/9/2030		7,000	6,791	6,790	0.16
Medallia, Inc.	(4)(10)	L +	6.50%	11.69% (incl. 5.83% PIK)	10/29/2028		360,786	355,868	353,571	8.13
Monk Holding Co.	(4)(10)(18)	SOFR +	5.70%	10.84%	12/1/2027		4,828	4,742	4,780	0.11
Monk Holding Co.	(4)(7)(10)	SOFR +	5.50%	10.84%	12/1/2027		190	166	160	0.00

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt (continued)
Software (continued)
MRI Software, LLC	(5)(7)(11)	SOFR +	5.50%	10.84%	2/10/2026		$27,673	$27,526	$26,632	0.61%
Nintex Topco Limited	(4)(6)(10)	SOFR +	6.00%	11.39%	11/13/2028	34,038		33,516	31,826	0.73
Oranje Holdco Inc	(4)(7)(11)	SOFR +	7.75%	12.79%	2/1/2029	2,000		1,948	1,966	0.05
Rally Buyer, Inc.	(4)(7)(10)	SOFR +	5.50%	10.72%	7/19/2028	714		700	698	0.02
Rally Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	10.85%	7/19/2028		24	23	22	0.00
Relativity ODA, LLC	(4)(7)(11)	SOFR +	6.50%	11.70%	5/12/2027		21,458	21,114	21,087	0.48
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	11.14%	3/11/2027		57,713	57,182	56,848	1.31
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	10.61%	3/11/2027		21,309	20,998	20,989	0.48
Spitfire Parent, Inc.	(4)(5)(11)	E +	5.50%	8.79%	3/11/2027	EUR	10,290	12,275	11,058	0.25
Stamps.com, Inc.	(4)(10)	L +	5.75%	10.94%	10/5/2028		286,650	282,337	279,484	6.42
Triple Lift, Inc.	(4)(10)	SOFR +	5.50%	10.87%	5/5/2028		48,020	47,354	47,059	1.08
Triple Lift, Inc.	(4)(10)	SOFR +	5.50%	10.23%	5/5/2028		13,954	13,734	13,675	0.31
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.25%	10.30%	5/5/2028		2,951	2,844	2,797	0.06
Zendesk Inc	(4)(7)(10)	SOFR +	7.00%	12.25% (incl. 3.50% PIK)	11/30/2028		1,596	1,561	1,571	0.04
								1,437,184	1,422,367	32.67
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	6.18%	11.26%	5/3/2026		163,586	162,336	163,586	3.76
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	6.75%	11.95%	2/28/2028		84,454	83,654	83,820	1.93
Trading Companies & Distributors
Porcelain Acquisition Corp.	(4)(7)(11)	SOFR +	6.00%	11.34%	4/1/2027		54,883	53,592	53,360	1.23
The Cook & Boardman Group, LLC	(11)	SOFR +	5.75%	10.94%	10/17/2025		48,935	48,761	44,983	1.03
								102,353	98,343	2.26
Transportation Infrastructure
Capstone Logistics, LLC	(4)(11)	SOFR +	4.75%	9.95%	11/12/2027		5,530	5,502	5,447	0.13
Frontline Road Safety, LLC	(4)(10)	SOFR +	5.75%	11.05%	5/3/2027		89,595	88,482	85,787	1.97
Helix TS, LLC	(4)(10)	SOFR +	6.25%	11.45%	8/4/2027		21,188	20,899	21,082	0.48
Helix TS, LLC	(4)(7)(10)	SOFR +	6.25%	11.65%	8/4/2027		21,179	20,864	21,067	0.48
Italian Motorway Holdings S.à.r.l	(4)(6)(8)	E +	5.25%	8.90%	4/28/2029	EUR	78,810	81,161	84,262	1.94
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.94%	10/19/2027		29,594	29,203	28,485	0.65
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.14%	10/19/2027	20,697		20,433	19,921	0.46
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.66%	1/31/2029		4,219	4,150	4,061	0.09
Safety Borrower Holdings LP	(4)(5)(11)	SOFR +	5.25%	11.01%	9/1/2027		4,125	4,096	4,104	0.09
Safety Borrower Holdings LP	(4)(5)(7)(11)	P +	4.25%	12.50%	9/1/2027		186	184	183	0.00
Safety Borrower Holdings LP	(4)(5)(11)	L +	5.25%	10.83%	9/1/2027		932	929	928	0.02
Sam Holding Co, Inc.	(4)(7)(11)	L +	5.00%	10.46%	9/24/2027		48,213	47,570	47,538	1.09
Sam Holding Co, Inc.	(4)(7)(11)	P +	4.00%	12.00%	3/24/2027		160	79	85	0.00
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	10.55%	7/9/2027		39,086	38,562	35,177	0.81
								362,114	358,127	8.21
Total First Lien Debt								9,236,115	9,138,278	209.95

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(5)(6)(8)		8.75%	8.75%	4/15/2029	CAD	10,533	$8,346	$7,005	0.16%
Jayhawk Buyer, LLC	(4)(11)	L +	8.75%	14.03%	10/15/2027		$5,183	5,114	5,131	0.12
								13,460	12,136	0.28
Industrial Conglomerates
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	12.51%	11/1/2029	9,619		9,541	8,753	0.20
IT Services
Inovalon Holdings, Inc.	(4)(5)(10)	SOFR +	10.50%	15.99% (incl. 15.99% PIK)	11/24/2033	11,195		10,956	11,195	0.26
Professional Services
Thevelia US, LLC	(4)(6)(9)	SOFR +	6.75%	12.14%	6/17/2030	4,920		4,791	4,896	0.11
Software
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.50%	11.89%	7/30/2029	3,550		3,512	3,106	0.07
Total Second Lien Debt								42,260	40,086	0.92

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity
Aerospace & Defense
Micross Topco, Inc.	(4)				4,767	$4,767	$5,973	0.14%
Air Freight & Logistics
AGI Group Holdings LP - A2 Units	(4)				902	902	658	0.02
Mode Holdings, L.P. - Class A-2 Common Units	(4)				5,486,923	5,487	11,577	0.27
						6,389	12,235	0.29
Distributors
Box Co-Invest Blocker, LLC	(4)				702,305	702	632	0.01
EIS Acquisition Holdings, LP - Class A Common Units	(4)				6,292	3,350	15,024	0.35
						4,052	15,656	0.36
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests	(4)		11.50%		12,511,857	12,315	15,235	0.35
Deneb Ultimate Topco, LLC - Class A Units	(4)				213	213	134	0.00
						12,528	15,369	0.35
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units	(4)				6,930	5,877	7,049	0.16
Point Broadband Holdings, LLC - Class B Units	(4)				369,255	1,053	2,027	0.05
Point Broadband Holdings, LLC - Class Additional A Units	(4)				1,489	1,263	1,515	0.03
Point Broadband Holdings, LLC - Class Additional B Units	(4)				79,358	226	436	0.01
						8,419	11,027	0.25
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)				539	539	324	0.01
Health Care Providers & Services
AVE Holdings I Corp.	(4)				625,944	607	664	0.02
Jayhawk Holdings, LP - A-1 Common Units	(4)				2,201	392	361	0.01
Jayhawk Holdings, LP - A-2 Common Units	(4)				1,185	211	194	0.00
						1,210	1,219	0.03
Health Care Technology
Caerus Midco 2 S.À. R.L - Additional Vehicle Units	(4)(6)				11,710	12	1	0.00
Caerus Midco 2 S.À. R.L - Vehicle Units	(4)(6)				58,458	58	54	0.00
						70	55	0.00
Insurance
Shelf Holdco Ltd Common Equity	(4)(6)				50,000	50	58	0.00
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest	(4)				2,854,133	2,854	3,054	0.07

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments June 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity (continued)
Professional Services
Guidehouse Holding Corp. - Preferred Equity	(4)		11.50%		15,440	$15,133	$17,602	0.40%
OHCP V TC COI, LP. - LP Interest	(4)				3,500,000	3,500	5,075	0.12
Tricor Horizon, LP	(4)(6)				382,469	382	382	0.01
						19,015	23,059	0.53
Software
Connatix Parent, LLC - Class L Common Units	(4)				42,045	462	197	0.00
Expedition Holdco, LLC - Class A Units	(4)				90	57	36	0.00
Expedition Holdco, LLC - Class B Units	(4)				90,000	33	9	0.00
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%		1,545	1,506	1,687	0.04
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)				3,550,000	3,444	3,089	0.07
Mimecast Limited	(4)				651,175	651	638	0.01
Zoro Common Equity	(4)				2,073	21	21	0.00
Zoro Series A Preferred Shares	(4)		12.50%		373	362	385	0.01
						6,536	6,062	0.13
Specialty Retail
CustomInk, LLC - Series A Preferred Units	(4)				384,520	5,200	7,067	0.16
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units	(4)				27,536	2,909	2,046	0.05
Ncp Helix Holdings, LLC. - Preferred Shares	(4)				369	372	472	0.01
						3,281	2,518	0.06
Total Equity - non-controlled/non-affiliated						74,910	103,676	2.38
Total Investments - non-controlled/non-affiliated						9,353,285	9,282,040	213.25
Investments - non-controlled/affiliated
Equity
Insurance
Blackstone Donegal Holdings LP - LP Interests (Westland Insurance Group LTD)	(4)(5)(6)(16)					1	6,491	0.15
Total Equity non-controlled/affiliated						1	6,491	0.15
Total Investments - non-controlled/affiliated						1	6,491	0.15
Total Investment Portfolio						9,353,286	9,288,531	213.40
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund						124,071	124,071	2.85
Other Cash and Cash Equivalents						23,312	23,312	0.54
Total Portfolio Investments, Cash and Cash Equivalents						$9,500,669	$9,435,914	216.79%

(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Condensed Consolidated Schedule of Investments) are denominated in dollars. As of June 30, 2023, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Danish Krone (DKK), Swedish Krona (SEK), and Norwegian Krone (NOK). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2023. Variable rate loans typically include an interest reference rate floor feature. As of June 30, 2023, 93.8% of the debt portfolio at fair value had an interest rate floor above zero. Rates on equity instruments represents contractual dividend rates on certain preferred equity positions.
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
(6)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2023, non-qualifying assets represented 8.6% of total assets as calculated in accordance with regulatory requirements.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
123Dentist, Inc.	Delayed Draw Term Loan	8/10/2029	$770	$(526)
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2023	21,043	—
ACI Group Holdings, Inc.	Revolver	8/2/2027	11,567	(174)
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	1,301	(26)
AI Altius Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	158	—
AI Altius Bidco, Inc.	Delayed Draw Term Loan	12/21/2028	693	—
Amerilife Holdings, LLC	Revolver	8/31/2028	202	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	8/31/2029	150	—
Amerivet Partners Management, Inc.	Revolver	2/25/2028	589	(24)
Amerivet Partners Management, Inc.	Delayed Draw Term Loan	2/25/2024	2,120	—
Anaplan, Inc.	Revolver	6/21/2028	161	(2)
Apex Companies, LLC	Delayed Draw Term Loan	1/31/2028	369	(5)
Armada Parent, Inc.	Delayed Draw Term Loan	10/29/2023	1,250	—
Armada Parent, Inc.	Revolver	10/29/2027	3,000	(60)
Ascend Buyer, LLC	Revolver	9/30/2027	1,940	(19)
AxiomSL Group, Inc.	Delayed Draw Term Loan	12/3/2027	2,949	(29)
AxiomSL Group, Inc.	Revolver	12/3/2025	3,221	—
Bazaarvoice, Inc.	Revolver	5/7/2026	28,662	—
Beeline, LLC	Revolver	5/2/2028	492	—
Beeline, LLC	Delayed Draw Term Loan	5/2/2029	710	—
Benefytt Technologies, Inc.	Delayed Draw Term Loan	8/12/2023	343	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2028	$129	$—
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2028	341	(3)
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	1,506	(15)
Caerus US 1, Inc.	Revolver	5/25/2029	282	—
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	320	(3)
Cambium Learning Group, Inc.	Revolver	7/20/2028	43,592	—
Canadian Hospital Specialties Ltd.	Revolver	4/14/2027	1,886	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	1,408	—
CFGI Holdings, LLC	Revolver	11/2/2027	1,050	(21)
Circana Group L.P.	Revolver	12/1/2027	8,281	—
Circana Group L.P.	Revolver	12/1/2027	4,416	(44)
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	3,668	—
Clearview Buyer, Inc.	Revolver	2/26/2027	898	(18)
Cobham Holdings, Inc.	Revolver	1/9/2028	376	(8)
Community Brands ParentCo, LLC	Delayed Draw Term Loan	2/24/2024	588	(6)
Community Brands ParentCo, LLC	Revolver	2/24/2028	345	(7)
Confine Visual Bidco	Delayed Draw Term Loan	3/11/2024	3,046	—
Connatix Buyer, Inc.	Revolver	7/14/2027	5,431	(244)
Connatix Buyer, Inc.	Delayed Draw Term Loan	7/14/2023	10,900	(109)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	1,705	—
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	1,568	(17)
COP Home Services TopCo IV, Inc.	Delayed Draw Term Loan	12/30/2027	8,730	(44)
Coupa Software Inc.	Delayed Draw Term Loan	8/27/2024	164	(2)
Coupa Software Inc.	Revolver	2/27/2030	126	(2)
CPI Buyer, LLC	Revolver	11/1/2026	3,214	(64)
CPI Intermediate Holdings Inc	Delayed Draw Term Loan	10/8/2029	966	(10)
Cumming Group, Inc.	Revolver	5/26/2027	12,695	(317)
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	343	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	4/3/2028	478	—
Discovery Education, Inc.	Delayed Draw Term Loan	4/9/2029	6,773	—
Discovery Education, Inc.	Revolver	4/9/2029	2,960	(126)
Doc Generici (Diocle S.p.A.)	Delayed Draw Term Loan	10/26/2024	1,562	(484)
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2023	16,456	(165)
ENV Bidco AB	Delayed Draw Term Loan	7/19/2029	401	(124)
Episerver, Inc.	Revolver	4/9/2026	2,064	(114)
Experity, Inc.	Revolver	2/24/2028	1,153	—
Foundation Risk Partners Corp.	Revolver	10/29/2027	2,382	(36)
Galway Borrower, LLC	Revolver	9/30/2027	2,113	(42)
Galway Borrower, LLC	Delayed Draw Term Loan	9/30/2023	279	(3)
GCX Corporation Buyer, LLC	Delayed Draw Term Loan	9/13/2023	2,000	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	720	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/30/2028	$3,040	$—
Gigamon Inc.	Revolver	3/11/2028	437	(1)
Go Car Wash Management Corp.	Delayed Draw Term Loan	5/6/2024	730	—
GovernmentJobs.com, Inc.	Revolver	11/30/2027	423	—
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	2,144	(43)
GraphPAD Software, LLC	Delayed Draw Term Loan	4/27/2027	6,429	(129)
GraphPAD Software, LLC	Revolver	4/27/2027	2,124	(32)
Groundworks, LLC	Delayed Draw Term Loan	9/13/2025	130	(2)
Groundworks, LLC	Revolver	3/14/2029	42	(1)
Healthcomp Holding Company, LLC	Delayed Draw Term Loan	12/29/2023	23,952	—
Helix TS, LLC	Delayed Draw Term Loan	6/14/2024	614	—
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	2,159	—
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2023	3,241	—
High Street Buyer, Inc.	Revolver	4/16/2027	2,254	(45)
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	10,145	—
IG Investments Holdings, LLC	Revolver	9/22/2027	3,583	(18)
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	11,060	(138)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	20	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/17/2028	91	(1)
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/17/2029	51	—
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	1,897	—
Jayhawk Buyer, LLC	Delayed Draw Term Loan	10/15/2026	30	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	784	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	1,145	—
KPSKY Acquisition, Inc.	Delayed Draw Term Loan	10/19/2023	143	—
Legacy Intermediate, LLC	Delayed Draw Term Loan	8/25/2023	329	—
Magnesium BorrowerCo, Inc.	Delayed Draw Term Loan	5/18/2029	485	(12)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	1,200	(147)
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	342	(14)
Material Holdings, LLC	Revolver	8/17/2027	1,766	(106)
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2023	1,625	—
MHE Intermediate Holdings	Revolver	7/21/2027	230	—
Monk Holding Co.	Delayed Draw Term Loan	8/12/2023	2,038	—
Monterey Financing S.à.r.l	Delayed Draw Term Loan	9/19/2029	721	(223)
MRI Software, LLC	Revolver	2/10/2026	1,516	(42)
MRI Software, LLC	Revolver	2/10/2026	4,200	(239)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	40,843	—
NDC Acquisition Corp.	Revolver	3/9/2027	2,911	—
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	1/1/2024	12,560	—
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	12/1/2023	2,247	—
Oranje Holdco Inc	Revolver	2/1/2029	250	(4)
Petrus Buyer Inc	Delayed Draw Term Loan	10/17/2029	595	(9)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Petrus Buyer Inc	Revolver	10/17/2029	$272	$(5)
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	330	(7)
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	10/1/2023	4,717	—
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/1/2027	14,481	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	159	(2)
Profile Products, LLC	Revolver	11/12/2027	413	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2023	16,623	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2029	333	—
Quality Distribution LLC	Revolver	4/3/2028	94	(3)
Quality Distribution LLC	Delayed Draw Term Loan	10/3/2024	79	(1)
Quality Distribution LLC	Revolver	7/1/2026	3,000	(135)
Rally Buyer, Inc.	Revolver	7/19/2028	110	(2)
Rally Buyer, Inc.	Delayed Draw Term Loan	7/19/2028	180	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	2	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	674	—
Relativity ODA, LLC	Revolver	5/12/2027	3,292	(49)
Relay Purchaser, LLC	Revolver	8/30/2026	7,143	(71)
RoadOne Inc	Revolver	12/30/2028	275	—
RoadOne Inc	Delayed Draw Term Loan	12/30/2028	177	—
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	6,452	(65)
S&P Global Engineering Solutions	Revolver	5/2/2029	249	(7)
Safety Borrower Holdings LP	Revolver	9/1/2027	186	—
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2023	23,080	—
Sam Holding Co, Inc.	Revolver	3/24/2027	5,840	—
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	508	—
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2026	318	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/8/2028	2,794	(28)
Sherlock Buyer Corp.	Revolver	12/8/2027	1,111	(22)
Smile Doctors, LLC	Delayed Draw Term Loan	6/9/2025	2,607	(39)
Smile Doctors, LLC	Revolver	12/23/2027	1,184	—
Snoopy Bidco, Inc.	Delayed Draw Term Loan	5/6/2024	15,786	(710)
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/19/2028	1,155	—
SpecialtyCare, Inc.	Revolver	6/18/2026	1,012	(22)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	284	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	297	—
The Fertility Partners, Inc.	Revolver	9/16/2027	82	—
The Fertility Partners, Inc.	Delayed Draw Term Loan	3/16/2024	590	—
Trader Corp.	Revolver	12/22/2028	2,013	(1,383)
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/30/2026	11,274	(113)
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2027	9,969	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	6,881	(69)
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	12/21/2023	1,433	(14)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Triple Lift, Inc.	Revolver	5/6/2028	$4,747	$—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	130	—
UMP Holdings, LLC	Delayed Draw Term Loan	7/15/2028	510	—
Unified Physician Management, LLC	Delayed Draw Term Loan	6/18/2029	9	—
Unified Physician Management, LLC	Revolver	6/18/2029	241	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	3,233	(154)
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	3,848	—
West Monroe Partners, LLC	Revolver	11/9/2027	1,058	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	42	—
Zendesk Inc	Revolver	11/3/2028	169	(3)
Zendesk Inc	Delayed Draw Term Loan	11/22/2028	361	(5)
Total unfunded commitments			$551,338	$(7,008)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of June 30, 2023 was 0.50%
(10)The interest rate floor on these investments as of June 30, 2023 was 0.75%
(11)The interest rate floor on these investments as of June 30, 2023 was 1.00%
(12)The interest rate floor on these investments as of June 30, 2023 was 1.25%
(13)The interest rate floor on these investments as of June 30, 2023 was 1.50%
(14)The interest rate floor on these investments as of June 30, 2023 was 2.00%
(15)For unsettled positions the interest rate does not include the base rate.
(16)Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2023, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2023, the Company’s non-controlled/affiliated investments were as follows:

	Fair value as of December 31, 2022	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair value as of June 30, 2023	Dividend and Interest Income
Non-controlled/Affiliated Investments
Blackstone Donegal Holdings LP	$56,584	$—	$(43,845)	$(13,455)	$7,207	$6,491	$—
Total	$56,584	$—	$(43,845)	$(13,455)	$7,207	$6,491	$—

(17)Loan was on non-accrual status as of June 30, 2023.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
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

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
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

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
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

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
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

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
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

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
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

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
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

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
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

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
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

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments December 31, 2022 (in thousands) (Unaudited)
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
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Condensed Consolidated Schedule of Investments) are denominated in dollars. As of December 31, 2022, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Danish Krone (DKK), Swedish Krona (SEK), and Norwegian Krone (NOK). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or“CI”), Norwegian

Interbank Offered Rate (“NIBOR” or “N”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. Variable rate loans typically include an interest reference rate floor feature. As of December 31, 2022, 93.1% of the debt portfolio at fair value had an interest rate floor above zero. Rates on equity instruments represents contractual dividend rates on certain preferred equity positions.
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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
123Dentist, Inc.	Delayed Draw Term Loan	8/10/2029	$270	$(18)
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2023	26,295	—
ACI Group Holdings, Inc.	Revolver	8/2/2027	10,295	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	1,301	(26)
ADCS Clinics Intermediate Holdings, LLC	Delayed Draw Term Loan	5/7/2023	468	—
AI Altius Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	1,446	(14)
Amerilife Holdings, LLC	Revolver	8/31/2028	243	(2)
Amerilife Holdings, LLC	Delayed Draw Term Loan	8/31/2029	150	—
Amerivet Partners Management, Inc.	Revolver	2/25/2028	589	(24)
Amerivet Partners Management, Inc.	Delayed Draw Term Loan	2/25/2024	2,605	—
Anaplan, Inc.	Revolver	6/21/2028	179	(21)
Armada Parent, Inc.	Delayed Draw Term Loan	10/29/2023	1,250	—
Armada Parent, Inc.	Revolver	10/29/2027	3,000	(83)
Ascend Buyer, LLC	Revolver	9/30/2027	1,940	(19)
AxiomSL Group, Inc.	Delayed Draw Term Loan	12/3/2027	2,949	(29)
AxiomSL Group, Inc.	Revolver	12/3/2025	3,221	(32)
Bazaarvoice, Inc.	Revolver	5/7/2026	28,662	—
Benefytt Technologies, Inc.	Delayed Draw Term Loan	8/12/2023	397	—
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2028	309	—
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2028	341	(3)
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	1,506	(15)
Caerus US 1, Inc.	Revolver	5/25/2029	732	—
Caerus US 1, Inc.	Revolver	5/25/2029	233	(5)
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	320	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	43,592	—
Canadian Hospital Specialties Ltd.	Delayed Draw Term Loan	4/14/2023	5,647	—
Canadian Hospital Specialties Ltd.	Revolver	4/14/2027	1,376	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	1,408	—
CFGI Holdings, LLC	Delayed Draw Term Loan	11/2/2027	1,200	(12)
CFGI Holdings, LLC	Revolver	11/2/2027	1,050	(21)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Clearview Buyer, Inc.	Revolver	2/26/2027	$898	$(18)
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	3,668	—
Community Brands ParentCo, LLC	Delayed Draw Term Loan	2/24/2024	588	(6)
Community Brands ParentCo, LLC	Revolver	2/24/2028	345	(7)
Confine Visual Bidco	Delayed Draw Term Loan	3/11/2024	3,046	—
Connatix Buyer, Inc.	Revolver	7/14/2027	5,431	(109)
Connatix Buyer, Inc.	Delayed Draw Term Loan	7/14/2023	10,900	(109)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	1,941	(21)
CPI Buyer, LLC	Delayed Draw Term Loan	5/1/2023	7,778	—
CPI Buyer, LLC	Revolver	11/1/2026	3,214	(64)
CPI Intermediate Holdings Inc	Delayed Draw Term Loan	10/8/2029	966	(10)
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	7,896	(79)
Cumming Group, Inc.	Revolver	5/26/2027	11,923	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	3/12/2023	169	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	4/3/2028	1,000	(15)
Discovery Education, Inc.	Revolver	4/9/2029	2,960	(104)
Discovery Education, Inc.	Delayed Draw Term Loan	4/9/2029	6,773	—
Doc Generici (Diocle S.p.A.)	Delayed Draw Term Loan	10/26/2024	1,195	(141)
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2023	18,700	(187)
ENV BIDCO AB	Delayed Draw Term Loan	7/19/2029	260	—
Episerver, Inc.	Revolver	4/9/2026	2,064	(93)
Experity, Inc.	Revolver	2/24/2028	1,495	(30)
Foundation Risk Partners Corp.	Revolver	10/29/2027	1,401	—
Galway Borrower, LLC	Revolver	9/30/2027	2,113	(53)
Galway Borrower, LLC	Delayed Draw Term Loan	9/30/2023	274	—
GCX Corporation Buyer, LLC	Delayed Draw Term Loan	9/13/2023	2,000	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	9/15/2028	883	(26)
GI Ranger Intermediate, LLC	Revolver	10/29/2027	1,080	—
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/30/2028	3,040	—
Gigamon Inc.	Revolver	3/11/2028	437	(10)
Go Car Wash Management Corp.	Delayed Draw Term Loan	8/31/2023	1,057	—
GovernmentJobs.com, Inc.	Revolver	11/30/2027	677	(14)
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	2,144	(21)
GraphPAD Software, LLC	Revolver	4/27/2027	2,124	(32)
GraphPAD Software, LLC	Delayed Draw Term Loan	4/27/2027	6,429	(64)
Gruden Acquisition, Inc.	Delayed Draw Term Loan	7/1/2023	2,100	(26)
Gruden Acquisition, Inc.	Revolver	7/1/2026	3,000	(38)
Healthcomp Holding Company, LLC	Delayed Draw Term Loan	12/29/2023	23,952	—
Helix TS, LLC	Delayed Draw Term Loan	8/3/2023	138	—
Helix TS, LLC	Delayed Draw Term Loan	6/14/2024	767	—
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	1,542	—
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2023	3,390	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
High Street Buyer, Inc.	Revolver	4/16/2027	$2,254	$(45)
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	11,830	—
IG Investments Holdings, LLC	Revolver	9/22/2027	2,150	—
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	11,060	(138)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	347	—
ISQ Hawkey Holdco, Inc.	Revolver	8/17/2028	91	(1)
ISQ Hawkey Holdco, Inc.	Delayed Draw Term Loan	8/17/2029	90	—
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	1,897	—
Jayhawk Buyer, LLC	Delayed Draw Term Loan	10/15/2026	30	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	1,032	(8)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	1,145	—
KPSKY Acquisition, Inc.	Delayed Draw Term Loan	10/19/2023	143	—
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	15,684	—
Legacy Intermediate, LLC	Revolver	2/25/2028	958	(10)
Legacy Intermediate, LLC	Delayed Draw Term Loan	2/25/2023	2,000	(20)
Linquest Corp.	Delayed Draw Term Loan	1/27/2023	4,975	(50)
Magnesium BorrowerCo, Inc.	Delayed Draw Term Loan	5/18/2029	485	(12)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/23/2026	349	—
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	342	—
Material Holdings, LLC	Revolver	8/17/2027	918	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2023	1,802	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	230	—
Monk Holding Co.	Delayed Draw Term Loan	8/12/2023	2,038	—
Monterey Financing S.à.r.l	Delayed Draw Term Loan	9/19/2029	467	—
MRI Software, LLC	Revolver	2/10/2026	1,516	(55)
MRI Software, LLC	Revolver	2/10/2026	4,200	(347)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	49,175	—
NDC Acquisition Corp.	Revolver	3/9/2027	2,911	—
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	3/1/2023	26,585	—
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	12/1/2023	2,247	—
Petrus Buyer Inc	Delayed Draw Term Loan	10/17/2029	595	(9)
Petrus Buyer Inc	Revolver	10/17/2029	272	(8)
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	330	(7)
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	10/1/2023	20,703	—
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/1/2027	14,481	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	116	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2029	170	—
Profile Products, LLC	Revolver	11/12/2027	237	—
Profile Products, LLC	Delayed Draw Term Loan	11/12/2027	413	(9)
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	3/17/2023	16,623	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2029	333	—
Project Boost Purchaser, LLC	Revolver	5/2/2028	591	(3)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Project Boost Purchaser, LLC	Delayed Draw Term Loan	5/2/2029	$905	$—
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2023	4,259	—
Rally Buyer, Inc.	Revolver	7/19/2028	110	(2)
Rally Buyer, Inc.	Delayed Draw Term Loan	7/19/2028	205	(2)
Red River Technology, LLC	Delayed Draw Term Loan	5/26/2023	25,880	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	133	—
Relativity ODA, LLC	Revolver	5/12/2027	3,292	(49)
Relay Purchaser, LLC	Revolver	8/30/2026	7,143	(71)
RoadOne Inc	Delayed Draw Term Loan	12/30/2028	255	(4)
RoadOne Inc	Revolver	12/30/2028	226	—
Roadsafe Holdings, Inc.	Delayed Draw Term Loan	7/31/2023	2,900	—
RPBLS Midco, LLC	Delayed Draw Term Loan	4/1/2028	20	—
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	6,452	(65)
Safety Borrower Holdings LP	Revolver	9/1/2027	373	(4)
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2023	29,731	—
Sam Holding Co, Inc.	Revolver	3/24/2027	5,500	—
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	294	—
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2026	399	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/8/2028	2,794	(28)
Sherlock Buyer Corp.	Revolver	12/8/2027	1,111	(22)
Smile Doctors, LLC	Revolver	12/23/2027	710	—
Snoopy Bidco, Inc.	Delayed Draw Term Loan	6/1/2023	15,786	(237)
SpecialtyCare, Inc.	Revolver	6/18/2026	614	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/18/2023	1,155	—
Spitfire Parent, Inc.	Delayed Draw Term Loan	3/11/2027	3,689	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	441	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	74	—
The Fertility Partners, Inc.	Revolver	9/16/2027	28	—
The Fertility Partners, Inc.	Delayed Draw Term Loan	3/16/2024	315	—
The NPD Group L.P.	Revolver	12/1/2027	7,729	—
The NPD Group L.P.	Revolver	12/1/2027	4,416	(44)
Trader Corp.	Revolver	12/22/2028	620	(11)
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2023	10,916	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	6,881	(69)
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	12/21/2023	1,433	(14)
Triple Lift, Inc.	Revolver	5/6/2028	4,747	—
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	1/9/2023	7,101	(71)
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	3,239	—
Unified Physician Management, LLC	Revolver	6/18/2029	241	—
Unified Physician Management, LLC	Delayed Draw Term Loan	6/18/2029	77	—
United Mutual Acquisition Holdings, LLC	Delayed Draw Term Loan	7/15/2028	1,275	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	11/18/2023	3,666	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	$3,233	$(32)
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	3,848	—
West Monroe Partners, LLC	Revolver	11/9/2027	1,443	—
Westland Insurance Group LTD	Delayed Draw Term Loan	5/31/2023	572	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	4,454	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	10,490	—
Zendesk Inc	Delayed Draw Term Loan	11/22/2028	361	(5)
Zendesk Inc	Revolver	11/3/2028	169	(3)
Total unfunded commitments			$690,256	$(3,057)

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

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
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
On October 28, 2021, the Company priced its initial public offering (“IPO”) and the Company's common shares of beneficial interest (“Common Shares”) began trading on the New York Stock Exchange (“NYSE”). See “Note 8. Net Assets” for further details.
Note 2. Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”). As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).
The interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the condensed consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2023.
All intercompany balances and transactions have been eliminated.
Certain prior period information has been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Such amounts could differ from those estimates and such differences could be material. Assumptions and estimates regarding the valuation of investments involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the condensed consolidated financial statements. Actual results may ultimately differ from those estimates.
Consolidation
As provided under ASC 946, the Company will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company.

The Company consolidated the results of the Company’s wholly-owned subsidiaries which are considered to be investment companies. As of June 30, 2023 and December 31, 2022, the Company's consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”), BGSL Big Sky Funding LLC (“Big Sky Funding”) and BGSL Investments LLC (“BGSL Investments”).
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
Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries, and is recorded within Net Realized gain (loss) on the Condensed Consolidated Statements of Operations.
The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period, and is recorded within Net unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations.
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
Fair value is based on observable market prices or parameters or derived from such prices or parameters when such quotations are readily available. In accordance with Rule 2a-5 under the 1940 Act, a market quotation is “readily available” only when it is a quoted price (unadjusted) in active markets for identical instruments that a fund can access at the measurement date, provided that such a quotation is not considered to be readily available if it is not reliable. The Company utilizes mid-market pricing (i.e., mid-point of average bid and ask prices) to value these investments. These market quotations are obtained from independent pricing services, if available; otherwise generally from at least two principal market makers or primary market dealers.
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

The Adviser will generally utilize approaches including the market approach, the income approach or both approaches, as appropriate, when calculating EV. The primary method for determining EV for non-control investments, and control investments without reliable projections, uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) or another key financial metric (e.g., such as revenues, cash flows or net income) (“Performance Multiple”). Performance Multiples are typically determined based upon a review of publicly traded comparable companies and market comparable transactions, if any. The second method for determining EV (and primary method for control investments with reliable projections) uses a discounted cash flow analysis whereby future expected cash flows and the anticipated terminal value of the portfolio company are discounted to determine a present value using estimated discount rates. The income approach is generally used when the Adviser has visibility into the long-term projected cash flows of a portfolio company.
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
Derivative Instruments

The Company recognizes all derivative instruments as assets or liabilities at fair value in its condensed consolidated financial statements. Derivative contracts entered into by the Company are not designated in hedge accounting relationships and all changes in fair value are recognized through current period gains or losses.
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

The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations in translation of assets and liabilities in foreign currencies on the Condensed Consolidated Statements of Operations, if any. Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.

Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and six months ended June 30, 2023, the Company recorded $13.0 million and $13.4 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and six months ended June 30, 2022, the Company recorded $0.4 million and $1.4 million, respectively, in non-recurring interest income.
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in Payment-in-kind interest income in the Condensed Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through Payment-in-kind interest income. To satisfy the Company's annual RIC distribution requirements, this non-cash source of income must be included in determining the amounts to be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.
Dividend Income
Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.
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
Deferred Financing Costs and Debt Issuance Costs
Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings. These expenses are deferred and amortized into interest expense over the life of the related debt instrument. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Condensed Consolidated Statements of Assets and Liabilities. Debt issuance costs related to any issuance of installment debt or notes are presented net against the outstanding debt balance of the related security.

Income Taxes
The Company has elected to be treated as a BDC under the 1940 Act. The Company also has elected to be treated as a RIC under the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the condensed consolidated financial statements of the Company.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its condensed consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.
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
For the three and six months ended June 30, 2023, the Company incurred $5.0 million and $7.6 million, respectively, of U.S. federal excise tax. For the three and six months ended June 30, 2022, the Company incurred $0.0 million and $1.4 million, respectively, of U.S. federal excise tax.
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
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company has not utilized the optional expedients and exceptions.

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
For the three and six months ended June 30, 2023, base management fees were $24.3 million and $49.0 million, respectively, of which $6.1 million and $12.2 million, respectively, were waived. For the three and six months ended June 30, 2022, base management fees were $25.9 million and $51.5 million, respectively, of which $6.5 million and $12.9 million, respectively, were waived. As of June 30, 2023 and December 31, 2022, $18.2 million and $18.6 million, respectively, was payable to the Adviser relating to management fees.
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

For the three and six months ended June 30, 2023 the Company accrued income based incentive fees of $34.5 million and $64.9 million, respectively, of which $4.9 million and $9.3 million, respectively, were waived. For the three and six months ended June 30, 2022 the Company accrued income based incentive fees of $20.9 million and $42.2 million, respectively, of which $3.0 million and $6.0 million, respectively, were waived. As of June 30, 2023 and December 31, 2022, $29.6 million and $24.8 million, respectively, was payable to the Adviser for income based incentive fees.
For the three and six months ended June 30, 2023, the Company accrued capital gains incentive fees of $(3.9) million and $(5.5) million, respectively. For the three and six months ended June 30, 2022, the Company accrued capital gains incentive fees of $(3.9) million and $(3.2) million, respectively.
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
For providing these services, the Company will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, information technology, operations and other non-investment professionals at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three and six months ended June 30, 2023 and 2022.
For the three and six months ended June 30, 2023, the Company incurred $0.7 million and $1.1 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2022, the Company incurred $0.3 million and $1.2 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, $0.5 million and $1.2 million, respectively, was unpaid and included in Due to affiliates in the Condensed Consolidated Statements of Assets and Liabilities.
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
Pursuant to the Expense Support Agreement, following any calendar quarter in which Available Operating Funds (as defined below) exceeded the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (the “Excess Operating Funds”), the Company was required to pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar quarter were reimbursed. Any payments required to be made by the Company to the Adviser are referred to herein as a “Reimbursement Payment”. Available Operating Funds means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
The Expense Support Agreement terminated by its own terms on October 28, 2021. The Company’s obligation to make Reimbursement Payments survived the termination of the Expense Support Agreement and may be made for a period of up to three years, in accordance with the terms of the Expense Support Agreement. The Company’s obligation to make a Reimbursement Payment becomes a liability of the Company on the last business day of the applicable calendar quarter. As of June 30, 2023 and 2022, there are no amounts subject to the Reimbursement Payment obligation. As of June 30, 2023 and 2022, there was no unreimbursed Expense Payments remaining. For the three and six months ended June 30, 2023 and 2022, the Adviser made no Expense Payments and the Company made no Reimbursement Payments related to Expense Payments by the Adviser.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$9,236,115	$9,138,278	98.38%	$9,497,570	$9,419,963	97.95%
Second lien debt	42,260	40,086	0.43	48,753	46,336	0.48
Equity investments	74,911	110,167	1.19	111,549	150,949	1.57
Total	$9,353,286	$9,288,531	100.00%	$9,657,872	$9,617,248	100.00%

The industry composition of investments at fair value was as follows:

	June 30, 2023	December 31, 2022
Aerospace & Defense	5.15%	4.89%
Air Freight & Logistics	4.47	4.68
Building Products	3.47	3.47
Commercial Services & Supplies	7.94	7.69
Construction & Engineering	0.55	0.43
Containers & Packaging	0.22	0.21
Distributors	5.26	5.12
Diversified Consumer Services	3.61	3.49
Diversified Financial Services	1.41	1.36
Diversified Telecommunication Services	1.41	1.13
Electrical Equipment	1.76	1.70
Electronic Equipment, Instruments & Components	1.10	1.10
Electric Utilities	0.35	0.34
Energy Equipment & Services	0.48	0.57
Ground Transportation	0.19	0.00
Health Care Equipment & Supplies	0.61	0.58
Health Care Providers & Services	12.17	11.66
Health Care Technology	4.04	3.92
Industrial Conglomerates	0.09	0.09
Insurance	5.71	8.10
Internet & Direct Marketing Retail	3.42	3.32
IT Services	3.05	2.84
Machinery	0.04	0.05
Marine	0.27	0.26
Media	0.08	0.07
Oil, Gas & Consumable Fuels	1.23	1.18
Paper & Forest Products	0.08	0.08
Pharmaceuticals	0.01	0.02
Professional Services	7.95	8.76
Real Estate Management & Development	0.77	0.74
Road & Rail	—	0.17
Software	15.41	14.72
Specialty Retail	1.86	1.77
Technology Hardware, Storage & Peripherals	0.90	0.84
Trading Companies & Distributors	1.06	1.01
Transportation Infrastructure	3.88	3.64
Total	100.00%	100.00%

The geographic composition of investments at cost and fair value was as follows:

	June 30, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$8,822,499	$8,755,784	94.26%	201.27%
Canada	314,373	319,080	3.44	7.33
Europe	216,414	213,667	2.30	4.91
Total	$9,353,286	$9,288,531	100.00%	213.51%

	December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$8,934,926	$8,893,051	92.47%	213.83%
Canada	510,599	520,368	5.41	12.51
Europe	212,347	203,829	2.12	4.90
Total	$9,657,872	$9,617,248	100.00%	231.24%

As of June 30, 2023 and December 31, 2022, one borrower (across two loans) and no borrowers in the portfolio were on non-accrual status, respectively.

As of June 30, 2023 and December 31, 2022, on a fair value basis, 99.9% and 99.9%, respectively, of our performing debt investments bore interest at a floating rate and 0.1% and 0.1%, respectively, of our performing debt investments bore interest at a fixed rate.
Note 5. Fair Value Measurements
The following tables present the fair value hierarchy of financial instruments:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$203,509	$8,934,769	$9,138,278
Second lien debt	—	—	40,086	40,086
Equity investments	—	—	110,167	110,167
Total	$—	$203,509	$9,085,022	$9,288,531

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$144,452	$9,275,511	$9,419,963
Second lien debt	—	—	46,336	46,336
Equity investments	—	—	150,949	150,949
Total	$—	$144,452	$9,472,796	$9,617,248

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended June 30, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$9,225,290	$46,678	$154,521	$9,426,489
Purchases of investments	129,728	425	—	130,153
Proceeds from principal repayments and sales of investments	(414,400)	(7,351)	(43,850)	(465,601)
Accretion of discount/amortization of premium	20,635	35	—	20,670
Net realized gain (loss)	(7,972)	(49)	7,212	(809)
Net change in unrealized appreciation (depreciation)	(18,512)	348	(7,716)	(25,880)
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—
Fair value, end of period	$8,934,769	$40,086	$110,167	$9,085,022
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2023 included in net unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(13,715)	$205	$(7,716)	$(21,226)

	Six Months Ended June 30, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$9,275,511	$46,336	$150,949	$9,472,796
Purchases of investments	242,609	836	—	243,445
Proceeds from principal repayments and sales of investments	(483,996)	(7,350)	(43,849)	(535,195)
Accretion of discount/amortization of premium	28,945	70	—	29,015
Net realized gain (loss)	(7,925)	(49)	7,212	(762)
Net change in unrealized appreciation (depreciation)	(33,374)	243	(4,145)	(37,276)
Transfers into Level 3 (1)	4,938	—	—	4,938
Transfers out of Level 3 (1)	(91,939)	—	—	(91,939)
Fair value, end of period	$8,934,769	$40,086	$110,167	$9,085,022
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2023 included in net unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(33,078)	$31	$(4,145)	$(37,192)

	Three Months Ended June 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$9,541,813	$43,243	$175,146	$9,760,202
Purchases of investments	284,209	5,130	2,019	291,358
Proceeds from principal repayments and sales of investments	(215,563)	—	—	(215,563)
Accretion of discount/amortization of premium	9,587	32	—	9,619
Net realized gain (loss)	2,259	—	—	2,259
Net change in unrealized appreciation (depreciation)	(32,854)	(407)	(3,225)	(36,486)
Transfers into Level 3 (1)	33,547	10	—	33,557
Transfers out of Level 3 (1)	(20,625)	—	—	(20,625)
Fair value, end of period	$9,602,373	$48,008	$173,940	$9,824,321
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2022 included in net unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(32,481)	$(408)	$(3,225)	$(36,114)

	Six Months Ended June 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$9,288,184	$42,880	$170,265	$9,501,329
Purchases of investments	536,549	5,392	9,282	551,223
Proceeds from principal repayments and sales of investments	(248,575)	—	(10,687)	(259,262)
Accretion of discount/amortization of premium	18,802	63	—	18,865
Net realized gain (loss)	2,197	—	5,920	8,117
Net change in unrealized appreciation (depreciation)	(32,561)	(327)	(840)	(33,728)
Transfers into Level 3 (1)	37,777	—	—	37,777
Transfers out of Level 3 (1)	—	—	—	—
Fair value, end of period	$9,602,373	$48,008	$173,940	$9,824,321
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2022 included in net unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(32,383)	$(327)	$3,927	$(28,783)
(1)For the three and six months ended June 30, 2023 and 2022, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. These tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$8,934,769	Yield analysis	Discount rate	6.03%	24.92%	10.50%
Investments in second lien debt	40,086	Yield analysis	Discount rate	10.44%	14.26%	12.82%
Investments in equity	60,479	Market approach	Performance Multiple	6.00x	31.00x	10.63x
	26,261	Option pricing model	Expected volatility	30.00%	50.00%	41.60%
	23,427	Yield analysis	Discount rate	11.92%	16.73%	13.42%
	110,167
Total	$9,085,022

	December 31, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$9,037,133	Yield analysis	Discount rate	6.83%	19.84%	10.13%
	238,378	Market quotations	Broker quoted price	82.00%	96.75%	94.19%
	9,275,511
Investments in second lien debt	46,336	Yield analysis	Discount rate	10.43%	14.25%	12.60%
Investments in equity	105,782	Market approach	Performance Multiple	5.50x	29.00x	13.41x
	22,481	Option pricing model	Expected volatility	30.00%	50.00%	43.46%
	22,686	Yield analysis	Discount rate	11.31%	13.75%	12.74%
	150,949
Total	$9,472,796

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
Financial Instruments Not Carried at Fair Value
Debt

The fair value of the Company’s SPV Financing Facilities (as defined in Note 6) and Revolving Credit Facility (as defined in Note 6), as of June 30, 2023 and December 31, 2022, approximates their carrying value as the credit facilities have variable interest based on selected short-term rates. These financial instruments would be categorized as Level 3 within the hierarchy.

The following table presents the fair value measurements of the Company's Unsecured Notes (as defined in Note 6) had they been accounted for at fair value. These financial instruments would be categorized as Level 3 as of June 30, 2023 and as Level 2 as of December 31, 2022 within the hierarchy.

	June 30, 2023	December 31, 2022
	Fair Value	Fair Value
2023 Notes	$392,318	$397,481
2026 Notes	735,981	740,171
New 2026 Notes	614,154	619,144
2027 Notes	528,678	546,117
2028 Notes	533,493	522,809
Total	$2,804,624	$2,825,722

Other

The carrying amounts of the Company’s other assets and liabilities approximate fair value. These financial instruments would be categorized as Level 3 within the hierarchy.
Note 6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of June 30, 2023 and December 31, 2022, the Company’s asset coverage was 186.9% and 174.8%, respectively.
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

In connection with the SPV Financing Facilities, the applicable SPV has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. Each SPV Financing Facility contains customary events of default for similar financing transactions, including if a change of control of the applicable SPV occurs. Upon the occurrence and during the continuation of an event of default, the lenders under the applicable SPV Financing Facility may declare the outstanding advances and all other obligations under the applicable SPV Financing Facility immediately due and payable. The occurrence of an event of default triggers a requirement that the applicable SPV obtain the consent of the lenders under the applicable SPV Financing Facility prior to entering into any sale or disposition with respect to portfolio investments.
As of June 30, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.
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
The maximum commitment amount of the Jackson Hole Funding Facility as of June 30, 2023 was $400 million. The Jackson Hole Funding Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Jackson Hole Funding Facility to up to $900 million. Proceeds from borrowings under the Jackson Hole Funding Facility may be used to fund portfolio investments by Jackson Hole Funding and to make advances under delayed draw term loans where Jackson Hole Funding is a lender. The period during which Jackson Hole Funding may make borrowings under the Jackson Hole Funding Facility expires on November 16, 2023 and the Jackson Hole Funding Facility is scheduled to mature on May 16, 2025.
Breckenridge Funding Facility
On December 21, 2018, Breckenridge Funding, the Company’s wholly-owned subsidiary that holds primarily syndicated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended on June 11, 2019, August 2, 2019, September 27, 2019, April 13, 2020, October 5, 2021, February 28, 2022, and May 19, 2022, and as further amended from time to time, the “Breckenridge Funding Facility”) with BNP Paribas (“BNP”). BNP serves as administrative agent, Wells Fargo Bank, National Association (“Wells Fargo”) serves as collateral agent and the Company serves as servicer under the Breckenridge Funding Facility.
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
Big Sky Funding Facility
On December 10, 2019, Big Sky Funding, the Company’s wholly-owned subsidiary, entered into a senior secured revolving credit facility (which was subsequently amended on December 30, 2020 and September 30, 2021 and amended and restated on June 29, 2022, and amended on March 30, 2023 and as further amended from time to time, the (“Big Sky Funding Facility”) with Bank of America, N.A. (“Bank of America”). Bank of America serves as administrative agent, Wells Fargo serves as collateral administrator and the Company serves as manager under the Big Sky Funding Facility.
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
Revolving Credit Facility
On June 15, 2020, the Company entered into a senior secured revolving credit facility (which was most recently amended on June 9, 2023, and as further amended from time to time, the “Revolving Credit Facility”) with Citibank, N.A. (“Citi”) serving as administrative agent and collateral agent.

The Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. A portion of the Revolving Credit Facility consists of funded term loans in the aggregate principal amount of $385 million, and the Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $175 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries in the ordinary course of business. Availability of the revolver under the Revolving Credit Facility will terminate on June 28, 2027 (other than with respect to the foreign currency commitments of certain lenders in the amount of $200 million, which expire on June 28, 2026) and all amounts outstanding under the Revolving Credit Facility must be repaid by June 28, 2028 (other than with respect to the foreign currency commitments of certain lenders in the amount of $200 million, which mature on June 28, 2027) pursuant to an amortization schedule.

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
As of June 30, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
Unsecured Notes
The Company issued unsecured notes, as further described below: 2023 Notes, 2026 Notes, New 2026 Notes, 2027 Notes and 2028 Notes (each as defined below) which are collectively referred to herein as the “Unsecured Notes”.
The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the Unsecured Notes and the Trustee (as defined below) if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in each respective indenture governing the Unsecured Notes (the “Unsecured Notes Indentures”).

In addition, on the occurrence of a “change of control repurchase event,” as defined in each respective Unsecured Notes Indenture, the Company will generally be required to make an offer to purchase the outstanding Unsecured Notes at a price equal to 100% of the principal amount of such Unsecured Notes plus accrued and unpaid interest to the repurchase date.

As of June 30, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.

2023 Notes

On July 15, 2020, the Company issued $400 million aggregate principal amount of 3.650% notes due July 14, 2023 (the “2023 Notes”) pursuant to an indenture (the “Base Indenture”) and a supplemental indenture, each dated as of July 15, 2020 (and together with the Base Indenture, the “2023 Notes Indenture”), between the Company and U.S. Bank National Association (the “Trustee”).

The 2023 Notes matured on July 14, 2023 and were paid off consistent with the terms of the 2023 Notes Indenture. The 2023 Notes bore interest at a rate of 3.650% per year payable semi-annually on January 14 and July 14 of each year, which commenced on January 14, 2021. The 2023 Notes were general unsecured obligations of the Company that ranked senior in right of payment to all of the Company’s existing and future indebtedness that was expressly subordinated in right of payment to the 2023 Notes, ranked pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, ranked effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and ranked structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
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
The Company’s outstanding debt obligations were as follows:

	June 30, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unamortized Debt Issuance Costs	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility(3)	$400,000	$285,019	$285,019	$—	$114,981	$114,981
Breckenridge Funding Facility	825,000	519,500	519,500	—	305,500	305,500
Big Sky Funding Facility	500,000	400,606	400,606	—	99,394	91,874
Revolving Credit Facility(4)	1,775,000	603,018	603,018	—	1,171,982	1,171,982
2023 Notes	400,000	400,000	399,923	77	—	—
2026 Notes	800,000	800,000	795,440	4,560	—	—
New 2026 Notes	700,000	700,000	694,314	5,686	—	—
2027 Notes	650,000	650,000	640,027	9,973	—	—
2028 Notes	650,000	650,000	640,134	9,866	—	—
Total	$6,700,000	$5,008,143	$4,977,981	$30,162	$1,691,857	$1,684,337
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in U.S. dollars (USD) or certain other permitted currencies. As of June 30, 2023, the Company had no borrowings denominated in currencies other than USD.
(4)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2023, the Company had borrowings denominated in the following currencies other than USD:
•Canadian Dollars (CAD) 40.0 million
•Euros (EUR) 95.9 million
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
(4)Under the Revolving Credit Facility, the Company may borrow in USD or certain other permitted currencies. As of December 31, 2022, the Company had borrowings denominated in the following currencies other than USD:
•Canadian Dollars (CAD) 355.9 million
•Euros (EUR) 97.9 million
•British Pounds (GBP) 66.6 million
As of June 30, 2023 and December 31, 2022, $44.5 million and $44.5 million, respectively, of interest expense and $0.8 million and $0.8 million, respectively, of unused commitment fees were included in interest payable. For the three and six months ended June 30, 2023, the weighted average interest rate on all borrowings outstanding was 4.84% and 4.80% (including unused fees and accretion of net discounts on unsecured debt), respectively, and the average principal debt outstanding was $5,377.6 million and $5,497.8 million, respectively. For the three and six months ended June 30, 2022, the weighted average interest rate on all borrowings outstanding was 3.05% and 2.94% (including unused fees and accretion of net discounts on unsecured debt), respectively, and the average principal debt outstanding was $5,758.2 million and $5,690.4 million, respectively.
The components of interest expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Borrowing interest expense	$61,128	$41,300	$123,253	$77,796
Facility unused fees	1,108	306	2,037	690
Amortization of financing costs and debt issuance costs	1,604	1,170	2,996	2,309
Accretion of original issue discount	2,308	2,308	4,590	4,590
Total Interest Expense	$66,148	$45,084	$132,876	$85,385
Cash paid for interest expense	$37,501	$14,864	$126,014	$76,306
Note 7. Commitments and Contingencies
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2023 and December 31, 2022, the Company had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $551.3 million and $690.3 million, respectively.

Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle's allocation may change prior to the date of funding. In this regard, as of June 30, 2023 and December 31, 2022, the Company estimates that $4.7 million and $16.5 million, respectively, of investments that were committed but not yet funded.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2023 and December 31, 2022, management is not aware of any pending or threatened litigation.
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
As of June 30, 2023, the Company is party to five separate equity distribution agreements with sales agents (“Equity Distribution Agreements”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $400 million of its common shares of beneficial interest. Sales of common shares made pursuant to the Equity Distribution Agreements may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415(a)(5) under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of the Company’s common shares, the Company’s capital needs, and the Company’s determination of the appropriate sources of funding to meet such needs. As of June 30, 2023, common shares with an aggregate sales price of $274.7 million remained available for issuance under the Equity Distribution Agreements.
The following table summarizes the total common shares issued and proceeds received, for the three and six months ended June 30, 2023, other than those issued through the Company’s dividend reinvestment program (dollars in thousands except share amounts):

Issuances of Common Shares	Number of Common Shares Issued	Gross Proceeds	Placement Fees/Offering Expenses	Net Proceeds (2)	Average Share Price (1)
“At-the-market” Offering	4,632,768	$125,339	$68	$125,271	$27.04
(1) Represents the net offering price per share after deducting placement fees and commissions and offering expenses.
(2) The Company received $0.3 million of proceeds subsequent to June 30, 2023 on July 5, 2023. The amount was recorded as Receivable for shares sold in the Condensed Consolidated Statement of Assets and Liabilities.
No common shares were issued for the three and six months ended June 30, 2022, other than those issued through the Company's dividend reinvestment program.
Distributions
The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2023 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 27, 2023	March 31, 2023	April 27, 2023	$0.7000	$112,400
May 10, 2023	June 30, 2023	July 27, 2023	0.7000	115,783
Total distributions			$1.4000	$228,183

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
(1)Represents a special distribution.
On June 20, 2023, the Board declared a distribution of $0.77 per share to shareholders of record as of September 30, 2023, which is payable on October 26, 2023.
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
Pursuant to our dividend reinvestment plan, the following table summarizes the amounts and shares issued to shareholders who have not opted out of the Company’s DRIP during the six months ended June 30, 2023 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 31, 2023	$5,132	208,510
April 27, 2023	5,439	213,130
Total distributions	$10,571	421,640

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

For the six months ended June 30, 2023, the Company did not repurchase any of its shares under the Share Repurchase Plans.

The following table summarizes the shares repurchased under the Company 10b5-1 Plan during the six months ended June 30, 2022 (dollars in thousands except share amounts):

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
Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net increase (decrease) in net assets resulting from operations	$144,850	$79,591	$283,648	$186,831
Weighted average shares outstanding (basic and diluted)	161,079,263	169,426,422	160,792,160	169,489,006
Earnings (loss) per common share (basic and diluted)	$0.90	$0.47	$1.76	$1.10
Note 10. Financial Highlights and Senior Securities
The following are the financial highlights for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Per Share Data (1):
Net asset value, beginning of period	$25.93	$26.27
Net investment income	1.99	1.23
Net unrealized and realized gain (loss)	(0.22)	(0.13)
Net increase (decrease) in net assets resulting from operations	1.77	1.10
Distributions declared (2)	(1.40)	(1.51)
Net increase (decrease) in net assets from capital share transactions	—	0.03
Total increase (decrease) in net assets	0.37	(0.38)
Net asset value, end of period	$26.30	$25.89
Shares outstanding, end of period	165,417,269	168,243,901
Total return based on NAV (3)	6.92%	4.36%
Total return based on market value (4)	29.10%	(26.98)%
Ratios:
Ratio of net expenses to average net assets (5)	11.54%	7.37%
Ratio of net investment income to average net assets (5)	14.57%	9.31%
Portfolio turnover rate	2.32%	3.48%
Supplemental Data:
Net assets, end of period	$4,350,271	$4,355,073
Asset coverage ratio	186.9%	174.7%
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
(5)Amounts are annualized except for expense support amounts relating to organizational costs and management fee and income based incentive fee waivers by the Adviser (refer to Note 3). For the six months ended June 30, 2023 and 2022, the ratio of total operating expenses to average net assets was 12.04% and 7.79%, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser which represented (0.50)% and (0.42)%, respectively, of average net assets.
The following is information about the Company’s senior securities as of the dates indicated in the below table:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit (2) ($ in millions)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Facility (5)
June 30, 2023	$—	$—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	119.8	2,151.0	—	N/A
December 31, 2018	—	—	—	N/A
Jackson Hole Funding Facility
June 30, 2023	285.0	1,869.0	—	N/A
December 31, 2022	360.0	1,748.0	—	N/A
December 31, 2021	361.0	1,802.0	—	N/A
December 31, 2020	362.3	2,300.0	—	N/A
December 31, 2019	514.2	2,151.0	—	N/A
December 31, 2018	120.0	2,278.0	—	N/A
Breckenridge Funding Facility
June 30, 2023	519.5	1,869.0	—	N/A
December 31, 2022	825.0	1,748.0	—	N/A
December 31, 2021	568.7	1,802.0	—	N/A
December 31, 2020	569.0	2,300.0	—	N/A
December 31, 2019	820.3	2,151.0	—	N/A
December 31, 2018	65.0	2,278.0	—	N/A
Big Sky Funding facility
June 30, 2023	400.6	1,869.0	—	N/A
December 31, 2022	499.6	1,748.0	—	N/A
December 31, 2021	499.6	1,802.0	—	N/A
December 31, 2020	200.3	2,300.0	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
Revolving Credit Facility
June 30, 2023	603.0	1,869.0	—	N/A
December 31, 2022	678.4	1,748.0	—	N/A
December 31, 2021	915.0	1,802.0	—	N/A
December 31, 2020	182.9	2,300.0	—	N/A
December 31, 2019	—	—	—	N/A

December 31, 2018	$—	$—	—	N/A
2023 Notes
June 30, 2023	400.0	1,869.0	—	N/A
December 31, 2022	400.0	1,748.0	—	N/A
December 31, 2021	400.0	1,802.0	—	N/A
December 31, 2020	400.0	2,300.0	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2026 Notes
June 30, 2023	800.0	1,869.0	—	N/A
December 31, 2022	800.0	1,748.0	—	N/A
December 31, 2021	800.0	1,802.0	—	N/A
December 31, 2020	800.0	2,300.0	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
New 2026 Notes
June 30, 2023	700.0	1,869.0	—	N/A
December 31, 2022	700.0	1,748.0	—	N/A
December 31, 2021	700.0	1,802.0	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2027 Notes
June 30, 2023	650.0	1,869.0	—	N/A
December 31, 2022	650.0	1,748.0	—	N/A
December 31, 2021	650.0	1,802.0	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2028 Notes
June 30, 2023	650.0	1,869.0	—	N/A
December 31, 2022	650.0	1,748.0	—	N/A
December 31, 2021	650.0	1,802.0	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
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
(5)The Subscription Facility was terminated on November 3, 2020.

Note 11. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the condensed consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the condensed consolidated financial statements as of June 30, 2023, except as discussed below.
On June 20, 2023, the Board declared a distribution of $0.77 per share to shareholders of record as of September 30, 2023, which is payable on October 26, 2023.
On July 14, 2023, the 2023 Notes (aggregate principal of $400 million) matured on July 14, 2023 and were paid off consistent with the terms of the 2023 Notes Indenture.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “Item 1. Financial Statements” hereto and “Part II, Item 8--Consolidated Financial Statement and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2022, as updated from time to time by the Company's periodic filings with the SEC. This discussion contains forward-looking statements and involves numerous risks, uncertainties, and other factors outside of the Company's control including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as updated from time to time by the Company's periodic filings with the SEC.
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
Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in secured debt investments and our portfolio is composed primarily of first lien senior secured and unitranche loans. To a lesser extent, we have and may continue to also invest in second lien, third lien, unsecured or subordinated loans and other debt and equity securities. In limited instances we may retain the “last out” portion of a first-lien loan. In such cases, the “first out” portion of the first lien loan would receive priority with respect to payment over our “last out” position. In exchange for the higher risk of loss associated with such “last out” portion, we would earn a higher rate of interest than the “first out” position. We do not currently focus on investments in issuers that are distressed or in need of rescue financing.
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
From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, Administrator or such affiliates thereof for any such amounts. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three and six months ended June 30, 2023 and 2022. However, the Administrator may seek reimbursement for such costs in future periods. All of the foregoing expenses will ultimately be borne by our shareholders.
Costs and expenses of the Administrator and the Adviser that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.

Portfolio and Investment Activity
For the three months ended June 30, 2023, we acquired $144.4 million aggregate principal amount of investments (including $25.9 million of unfunded commitments), all of which was first lien debt.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended June 30,
	2023	2022
Investments:
Total investments, beginning of period	$9,669,106	$9,916,379
New investments purchased	116,888	296,343
Payment-in-kind interest capitalized	11,827	9,861
Net accretion of discount on investments	21,055	10,079
Net realized gain (loss) on investments	(813)	2,478
Investments sold or repaid	(464,777)	(214,000)
Total investments, end of period	$9,353,286	$10,021,140
Amount of investments funded at principal:
First lien debt investments	$118,564	$299,774
Second lien debt investments	—	4,920
Unsecured debt	—	—
Equity investments	—	2,295
Total	$118,564	$306,989
Proceeds from investments sold or repaid:
First lien debt investments	$(413,576)	$(214,000)
Second lien debt investments	(7,351)	—
Unsecured debt	—	—
Warrants	—	—
Equity investments	(43,850)	—
Total	$(464,777)	$(214,000)
Number of new investment commitments in new portfolio companies	1	11
Average new investment commitment amount	$18,052	$13,038
Weighted average yield of new investment commitments	11.97%	7.72%
Weighted average yield on investments fully sold or paid down	11.30%	6.06%

	June 30, 2023	December 31, 2022
Number of portfolio companies	180	176
Weighted average yield on debt and income producing investments, at amortized cost(1)(2)	11.64%	10.64%
Weighted average yield on debt and income producing investments, at fair value(1)(2)	11.76%	10.73%
Average loan to value (LTV)(3)	46.5%	47.5%
Percentage of debt investments bearing a floating rate	99.9%	99.9%
Percentage of debt investments bearing a fixed rate	0.1%	0.1%
Percentage of assets on non-accrual (4)	0.1%	0.0%
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
(2)As of June 30, 2023 and December 31, 2022, the weighted average total portfolio yield at cost was 11.54% and 10.52%, respectively. The weighted average total portfolio yield at fair value was 11.62% and 10.56%, respectively.

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
(4)As a percentage of total amortized cost of Investments. Assets on non-accrual represented 0.1% and 0.0% of total fair value of Investments as of June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023, our portfolio companies had a weighted average annual revenue of $720.5 million and weighted average annual EBITDA of $182.9 million. These calculations include all private debt investments for which fair value is determined by the Board of Trustees in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
For additional information on our Investments, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 4. Investments”.
Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total investment income	$290,365	$186,991	$555,303	$372,588
Net expenses	113,901	81,725	227,042	163,233
Net investment income before excise tax	176,464	105,266	328,261	209,355
Excise tax expense	4,979	—	7,601	1,386
Net investment income after excise tax	171,485	105,266	320,660	207,969
Net unrealized appreciation (depreciation)	(37,493)	(27,977)	(52,037)	(29,389)
Net realized gain (loss)	10,858	2,302	15,025	8,251
Net increase (decrease) in net assets resulting from operations	$144,850	$79,591	$283,648	$186,831
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$273,914	$174,855	$528,135	$345,844
Payment-in-kind interest income	11,275	10,808	21,116	19,494
Dividend income	159	—	159	5,908
Fee income	5,017	1,328	5,893	1,342
Total investment income	$290,365	$186,991	$555,303	$372,588
Total investment income increased to $290.4 million for the three months ended June 30, 2023, an increase of $103.4 million, or 55%, compared to the same period in the prior year primarily attributable to increased reference interest rates driving increased interest income from our investments. This was partially offset by the decrease in the size of our investment portfolio at fair value to $9,288.5 million at June 30, 2023 from $10,084.9 million at June 30, 2022. Additionally, for the three months ended June 30, 2023, we recorded $13.0 million of non-recurring interest income (e.g., prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts) as compared to $0.4 million for the same period in the prior year primarily as a result of increased prepayments. For the three months ended June 30, 2023 and 2022, Payment-in-kind interest income represented 3.9% and 5.8% of investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.
Total investment income increased to $555.3 million for the six months ended June 30, 2023, an increase of $182.7 million, or 49%, compared to the same period in the prior year primarily attributable to increased reference interest rates driving increased interest income from our investments. This was partially offset by the decrease in the size of our investment portfolio at fair value to $9,288.5 million at June 30, 2023 from $10,084.9 million at June 30, 2022. Additionally, for the six months ended June 30, 2023, we recorded $13.4 million of non-recurring interest income (e.g., prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts) as compared to $1.4 million for the same period in the prior year primarily as a result of increased prepayments. For the six months ended June 30, 2023 and 2022, Payment-in-kind interest income represented 3.8% and 5.2% of investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.
While rising interest rates have favorably impacted our investment income during the three and six months ended June 30, 2023, further interest rate increases and the resulting higher cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate increases occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and/or our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.
Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense	$66,148	$45,084	$132,876	$85,385
Management fees (Note 3)	24,276	25,892	48,972	51,528
Income based incentive fees (Note 3)	34,493	20,880	64,886	42,164
Capital gains incentive fees (Note 3)	(3,949)	(3,851)	(5,506)	(3,170)
Professional fees	1,019	1,058	2,207	1,765
Board of Trustees' fees	236	209	461	390
Administrative service expenses	675	349	1,054	1,189
Other general and administrative	2,000	1,560	3,605	2,887
Excise tax expense	4,979	—	7,601	1,386
Total expenses (including excise tax expense)	129,877	91,181	256,156	183,524
Management fees waived	(6,069)	(6,473)	(12,243)	(12,882)
Incentive fees waived	(4,928)	(2,983)	(9,270)	(6,023)
Net expenses (including excise tax expense)	$118,880	$81,725	$234,643	$164,619
Interest Expense
Total interest expense (including unused fees and other debt financing expenses), increased to $66.1 million for the three months ended June 30, 2023, an increase of $21.1 million or 47%, compared to the same period in the prior year primarily driven by increased borrowings under our credit facilities and an increase in the weighted average interest rate on our borrowings. The average principal debt outstanding decreased to $5,377.6 million for the three months ended June 30, 2023 from $5,758.2 million for the same period in the prior year. Our weighted average interest rate increased to 4.84% for the three months ended June 30, 2023 from 3.05% for the same period in the prior year.

Total interest expense (including unused fees and other debt financing expenses), increased to $132.9 million for the six months ended June 30, 2023, an increase of $47.5 million or 55.6%, compared to the same period in the prior year primarily driven by an increase in the weighted average interest rate in our borrowings. The average principal debt outstanding decreased to $5,497.8 million for the six months ended June 30, 2023 from $5,690.4 million for the same period in the prior year. Our weighted average interest rate increased to 4.80% for the six months ended June 30, 2023 from 2.94% for the same period in the prior year.
Management Fees
Management fees decreased to $24.3 million for the three months ended June 30, 2023, a decrease of $1.6 million, or 6%, compared to the same period in the prior year, due to a decrease in average quarter end gross assets. The Adviser voluntarily waived management fees following the IPO such that the management fee will remain at 0.75% for a period of two years following the IPO (versus the contractual rate of 1.00%), which resulted in waivers of $6.1 million and $6.5 million for the three months ended June 30, 2023 and 2022, respectively.
For the three months ended June 30, 2023, our average quarter end gross assets decreased to $9,710.2 million at June 30, 2023 from $10,356.8 million at June 30, 2022.
Management fees decreased to $49.0 million for the six months ended June 30, 2023, a decrease of $2.6 million, or 5%, compared to the same period in the prior year, due to a decrease in average quarter end gross assets. The Adviser voluntarily waived management fees following the IPO such that the management fee will remain at 0.75% for a period of two years following the IPO (versus the contractual rate of 1.00%), which resulted in waivers of $12.2 million and $12.9 million for the six months ended June 30, 2023 and 2022, respectively.
For the six months ended June 30, 2023, our average quarter end gross assets decreased to $9,776.5 million at June 30, 2023 from $10,297.1 million at June 30, 2022.
Income Based Incentive Fees
Income based incentive fees increased to $34.5 million for the three months ended June 30, 2023 from $20.9 million for the same period in the prior year primarily due to an increase in pre-incentive fee net investment income. The Adviser voluntarily waived incentive fees following the IPO such that the fee will remain at 15.0% for a period of two years following the IPO (versus the contractual rate of 17.5%), which resulted in waivers of $4.9 million and $3.0 million for the three months ended June 30, 2023 and 2022, respectively.
Pre-incentive fee net investment income increased to $197.1 million for the three months ended June 30, 2023 from $119.3 million for the same period in the prior year.
Income based incentive fees increased to $64.9 million for the six months ended June 30, 2023 from $42.2 million for the same period in the prior year primarily due to an increase in pre-incentive fee net investment income. The Adviser voluntarily waived incentive fees following the IPO such that the fee will remain at 15.0% for a period of two years following the IPO (versus the contractual rate of 17.5%), which resulted in waivers of $9.3 million and $6.0 million for the six months ended June 30, 2023 and 2022, respectively.
Pre-incentive fee net investment income increased to $370.8 million for the six months ended June 30, 2023 from $240.9 million for the same period in the prior year.
Capital Gains Incentive Fees
We accrued capital gains incentive fees of $(3.9) million for the three months ended June 30, 2023 compared to $(3.9) million for the same period in the prior year, primarily due to net realized and unrealized losses for the three months ended June 30, 2023 and the same period in the prior year.
We accrued capital gains incentive fees of $(5.5) million for the six months ended June 30, 2023 compared to $(3.2) million for the same period in the prior year, primarily due to net realized and unrealized losses for the six months ended June 30, 2023 and the same period in the prior year.

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
Total other expenses increased to $3.9 million for the three months ended June 30, 2023 from $3.2 million for the same period in the prior year primarily driven by an increase in Administrative service expenses and Other general and administrative expenses and partially offset by a decrease in Professional fees.
Total other expenses increased to $7.3 million for the six months ended June 30, 2023 from $6.2 million for the same period in the prior year primarily driven by an increase in Professional fees and Other general and administrative expenses and partially offset by a decrease in Administrative service expenses.
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
For the three months ended June 30, 2023 and 2022, we accrued $5.0 million and $0.0 million, respectively, of U.S. federal excise tax.
For the six months ended June 30, 2023 and 2022, we accrued $7.6 million and $1.4 million, respectively, of U.S. federal excise tax.
Net Unrealized Gain (Loss)
Net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net unrealized gain (loss) on investments	$(37,270)	$(27,644)	$(48,673)	$(29,791)
Net unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(223)	(333)	(3,364)	402
Net unrealized gain (loss)	$(37,493)	$(27,977)	$(52,037)	$(29,389)

For the three months ended June 30, 2023, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments during the period. The fair value of our debt investments as a percentage of principal decreased by 0.1%, during the three months ended June 30, 2023 driven, in part, by changes in the economic outlook.

For the six months ended June 30, 2023, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments during the period. The fair value of our debt investments as a percentage of principal decreased by 0.2% during the six months ended June 30, 2023, driven, in part, by changes in the economic outlook.

Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net realized gain (loss) on investments	$(813)	$2,478	$(4,299)	$7,860
Foreign currency transactions	11,671	(176)	19,324	391
Net realized gain (loss)	$10,858	$2,302	$15,025	$8,251
For the three and six months ended June 30, 2023, we generated realized gains on investments of $9.5 million and $10.0 million, respectively, and realized losses on investments of $10.3 million and $14.3 million, respectively, primarily from full or partial sales of our debt investments. These items were partially offset by net realized gains of $11.7 million and $19.3 million, respectively, on foreign currency transactions primarily as a result of fluctuations in the CAD, EUR, and GBP exchange rates vs. USD.
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
To facilitate public issuances of debt and/or equity securities, in July 2022, we filed a shelf registration statement with the SEC that is effective for a term of three years and expires in July 2025. The amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit on the amount of securities we may issue. The securities covered by this registration statement include: (i) common shares; (ii) preferred shares; (iii) debt securities; (iv) subscription rights; and (v) warrants. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.
As of both June 30, 2023 and December 31, 2022, we had 4 revolving credit facilities outstanding and we had 5 series of unsecured bonds outstanding. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2023 and December 31, 2022, we had an aggregate amount of $5,008.1 million and $5,563.0 million of senior securities outstanding and our asset coverage ratio was 186.9% and 174.8%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. From time to time we may also repurchase our outstanding debt. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.
Cash and cash equivalents as of June 30, 2023, taken together with our $1,691.9 million of undrawn capacity under our credit facilities (subject to borrowing base availability) is expected to be sufficient for our investing activities and to conduct our operations in the near term. Additionally, we held $203.5 million of Level 2 debt investments as of June 30, 2023, which could provide additional liquidity if necessary. Although we have historically been able to obtain sufficient borrowing capacity, a deterioration in economic conditions or any other negative economic developments could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we have previously obtained. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of June 30, 2023, we had $147.4 million in cash and cash equivalents. During the six months ended June 30, 2023, cash provided by operating activities was $677.1 million, primarily as a result of proceeds from sale of investments and principal repayment of $573.8 million partially offset by purchase of investments of $219.2 million. Cash used in financing activities was $673.3 million during the period, which was primarily as a result of net repayments on our credit facilities of $594.4 million and dividends paid in cash of $198.7 million partially offset by $124.9 million of proceeds from the issuance of our common shares.
Equity
We also access liquidity through our “at-the-market” offering program, pursuant to which we may sell, from time to time, up to $400.0 million of additional common shares of beneficial interest. As of June 30, 2023, $274.7 million of common shares were available for issuance under our “at-the-market” offering program.
For additional information on our “at-the-market” offering program, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 8. Net Assets.”
Distributions

The following table summarizes our distributions declared and payable for the six months ended June 30, 2023 (dollar amounts in thousands, except share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 27, 2023	March 31, 2023	April 27, 2023	$0.7000	$112,400
May 10, 2023	June 30, 2023	July 27, 2023	0.7000	115,783
Total distributions			$1.4000	$228,183
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
For additional information on our distributions and dividend reinvestment plan, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 8. Net Assets.”
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
For the three and six months ended June 30, 2023, the Company did not repurchase any of its shares under the Share Repurchase Plans.
For additional information on our share repurchases, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 8. Net Assets.”

Borrowings
As of June 30, 2023 and December 31, 2022, we had an aggregate principal amount of $5,008.1 million and $5,563.0 million, respectively, of debt outstanding.
For additional information on our debt obligations, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 6. Borrowings.”
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2023 and December 31, 2022, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $551.3 million and $690.3 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle's allocation may change prior to the date of funding. In this regard, as of June 30, 2023 and December 31, 2022, the Company estimates that $4.7 million and $16.5 million, respectively, of investments that were committed but not yet funded.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2023, management is not aware of any pending or threatened litigation.

Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement; and
•the Administration Agreement.
In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”

Recent Developments
Macroeconomic Environment
The six months ended June 30, 2023 have been characterized by continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions. Recent events affecting financial institutions have also contributed to volatility in global markets and diminished liquidity and credit availability in the market broadly. Significant market dislocation, particularly in the financial sector, could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.
Continued inflation has prompted central banks, including the U.S. Federal Reserve, to take monetary policy tightening actions, including raising interest rates in order to control inflation, which has created further uncertainty for the economy and for our borrowers. Although our business model is such that rising interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers and lead to nonperformance. Additionally, rising rates and increasing costs may dampen consumer spending and slow corporate profit growth, which may negatively impact our portfolio companies as they may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results. It remains difficult to predict the full impact of recent changes and any future changes in interest rates or inflation.
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
Reference Rate Reform
LIBOR and certain other floating rate benchmark indices have been the subject of recent national, international and regulatory guidance and proposals for reform or replacement. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, has identified SOFR, an index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. The publication of USD LIBOR continued until June 30, 2023 and market participants are generally expected to transition to SOFR thereafter. Additionally, market participants have transitioned from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators.
Critical Accounting Estimates
The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.

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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer. Based upon this evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
The Company’s share repurchase plan (the “10b-5 Plan”), pursuant to which up to approximately $262 million in the aggregate of the Company’s common shares at prices below net asset value per share over a specified period may be acquired, commenced on November 26, 2021, terminated by its terms in November 2022. In February 2023, the Board authorized a share repurchase plan, under which the Company may repurchase up to $250 million in the aggregate of our outstanding common shares in the open market at prices below the Company's NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act (the “10b-18 Plan” and, together with the 10b-5 Plan, the“Share Repurchase Plans”). Refer to “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 8. Net Assets” in this Form 10-Q for more information.
For the six months ended June 30, 2023, the Company did not repurchase any of its shares under the Share Repurchase Plans.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Section 13(r) Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures provided to us by Mundys S.p.A.
Trading Arrangements
During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

10.1
First Amendment, Extension Agreement and Incremental Assumption Agreement to the Second Amended and Restated Senior Secured Credit Agreement dated June 9, 2023, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 13, 2023).

10.2
Second Amended and Restated Senior Secured Credit Agreement dated June 9, 2023, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 13, 2023).

10.3
Form of Equity Distribution Agreement, dated as of June 30, 2023, by and among Blackstone Secured Lending Fund, Blackstone Credit BDC Advisors LLC, Blackstone Alternative Credit Advisors LP and the sales agent party thereto (incorporated by reference to the Company’s Current Report on Form 8-K, filed June 30, 2023).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

99.1	Section 13(r) Disclosure.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

_________________________
*    Filed herewith.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blackstone Secured Lending Fund

Date:	August 9, 2023	/s/ Brad Marshall
Brad Marshall
Co-Chief Executive Officer

Date:	August 9, 2023	/s/ Jonathan Bock
Jonathan Bock
Co-Chief Executive Officer

Date:	August 9, 2023	/s/ Teddy Desloge
Teddy Desloge
Chief Financial Officer