Form 10-Q
period 2023-09-30
Blackstone Secured Lending Fund
filed 2023-11-08
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐   NO  ☒
The number of shares of Registrant’s common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding as of November 6, 2023 was 173,648,687 .

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Blackstone Secured Lending Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $9,551,112 and $9,621,233 at September 30, 2023 and December 31, 2022, respectively)	$9,493,024	$9,560,664
Non-controlled/affiliated investments (cost of $1 and $36,639 at September 30, 2023 and December 31, 2022, respectively)	6,976	56,584
Total investments at fair value (cost of $9,551,113 and $9,657,872 at September 30, 2023 and December 31, 2022, respectively)	9,500,000	9,617,248
Cash and cash equivalents	145,784	131,272
Interest receivable from non-controlled/non-affiliated investments	81,176	97,874
Deferred financing costs	14,580	13,332
Receivable for investments sold	60,695	49,269
Total assets	$9,802,235	$9,908,995
LIABILITIES
Debt (net of unamortized debt issuance costs of $28,016 and $35,289 at September 30, 2023 and December 31, 2022, respectively)	$4,962,379	$5,527,715
Payable for investments purchased	11,038	20,273
Due to affiliates	8,694	10,809
Management fees payable (Note 3)	18,164	18,595
Income based incentive fees payable (Note 3)	28,637	24,773
Capital gains incentive fees payable (Note 3)	1,484	5,506
Interest payable	27,216	45,289
Distribution payable (Note 8)	133,552	96,218
Accrued expenses and other liabilities	8,476	851
Total liabilities	5,199,640	5,750,029
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, $0.001 par value (unlimited shares authorized; 173,443,538 and 160,362,861 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	173	160
Additional paid in capital	4,383,821	4,033,113
Distributable earnings (loss)	218,601	125,693
Total net assets	4,602,595	4,158,966
Total liabilities and net assets	$9,802,235	$9,908,995
NET ASSET VALUE PER SHARE	$26.54	$25.93
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$272,464	$213,242	$800,599	$559,086
Payment in-kind interest income	10,689	10,933	31,805	30,427
Dividend income	213	—	373	5,908
Fee income	593	2,616	6,486	3,958
Total investment income	283,959	226,791	839,263	599,379
Expenses:
Interest expense	65,253	55,347	198,129	140,732
Management fees (Note 3)	24,219	25,385	73,190	76,913
Income based incentive fees (Note 3)	33,410	26,088	98,294	68,252
Capital gains incentive fees (Note 3)	1,484	(5,430)	(4,022)	(8,600)
Professional fees	1,814	762	4,021	2,527
Board of Trustees' fees	222	238	682	628
Administrative service expenses (Note 3)	544	687	1,598	1,876
Other general and administrative	2,062	1,643	5,669	4,530
Total expenses before excise tax	129,008	104,720	377,561	286,858
Management fees waived (Note 3)	(6,055)	(6,346)	(18,298)	(19,228)
Incentive fees waived (Note 3)	(4,773)	(3,727)	(14,043)	(9,750)
Net expenses before excise tax	118,180	94,647	345,220	257,880
Net investment income before excise tax	165,779	132,144	494,043	341,499
Excise tax expense	4,988	—	12,589	1,386
Net investment income after excise tax	160,791	132,144	481,454	340,113
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	20,388	(77,468)	(14,830)	(107,062)
Non-controlled/affiliated investments	485	6,818	(12,970)	6,621
Translation of assets and liabilities in foreign currencies	(133)	64	(3,499)	466
Net unrealized appreciation (depreciation)	20,740	(70,586)	(31,299)	(99,975)
Realized gain (loss):
Non-controlled/non-affiliated investments	(8,996)	31,249	(20,502)	39,109
Non-controlled/affiliated investments	—	—	7,207	—
Foreign currency transactions	(1,540)	3,139	17,783	3,530
Net realized gain (loss)	(10,536)	34,388	4,488	42,639
Net realized and unrealized gain (loss)	10,204	(36,198)	(26,811)	(57,336)
Net increase (decrease) in net assets resulting from operations	$170,995	$95,946	$454,643	$282,777
Net investment income per share (basic and diluted)	$0.95	$0.80	$2.94	$2.02
Earnings per share (basic and diluted)	$1.01	$0.58	$2.77	$1.68
Weighted average shares outstanding (basic and diluted)	169,843,500	165,031,737	163,842,428	167,986,923
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, June 30, 2023	$165	$4,168,948	$181,158	$4,350,271
Issuance of common shares, net of offering and underwriting costs	8	210,238	—	210,246
Reinvestment of dividends (1)	—	4,635	—	4,635
Net investment income	—	—	160,791	160,791
Net realized gain (loss) on investments	—	—	(10,536)	(10,536)
Net change in unrealized appreciation (depreciation) on investments	—	—	20,740	20,740
Dividends declared and payable from net investment income	—	—	(133,552)	(133,552)
Balance, September 30, 2023	$173	$4,383,821	$218,601	$4,602,595

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2022	$160	$4,033,113	$125,693	$4,158,966
Issuance of common shares, net of offering and underwriting costs	11	335,504	—	335,515
Reinvestment of dividends	2	15,204	—	15,206
Net investment income	—	—	481,454	481,454
Net realized gain (loss) on investments	—	—	4,488	4,488
Net change in unrealized appreciation (depreciation) on investments	—	—	(31,299)	(31,299)
Dividends declared and payable from net investment income	—	—	(361,735)	(361,735)
Balance, September 30, 2023	$173	$4,383,821	$218,601	$4,602,595

(1) The par amount of the shares is less than 1,000 and rounds to zero.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, June 30, 2022	$168	$4,221,371	$133,534	$4,355,073
Reinvestment of dividends	—	11,469	—	11,469
Net investment income	—	—	132,144	132,144
Net realized gain (loss) on investments	—	—	34,388	34,388
Net change in unrealized appreciation (depreciation) on investments	—	—	(70,586)	(70,586)
Dividends declared and payable from net investment income	—	—	(130,071)	(130,071)
Repurchases	(6)	(163,880)	—	(163,886)
Balance, September 30, 2022	$162	$4,068,960	$99,409	$4,168,531

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2021	$169	$4,245,125	$202,185	$4,447,479
Reinvestment of dividends	2	39,438	—	39,440
Net investment income	—	—	340,113	340,113
Net realized gain (loss) on investments	—	—	42,639	42,639
Net change in unrealized appreciation (depreciation) on investments	—	—	(99,975)	(99,975)
Dividends declared and payable from net investment income	—	—	(385,553)	(385,553)
Repurchases	(9)	(215,603)	—	(215,612)
Balance, September 30, 2022	$162	$4,068,960	$99,409	$4,168,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$454,643	$282,777
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net unrealized (appreciation) depreciation on investments	27,800	100,441
Net unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	3,499	(466)
Net realized (gain) loss on investments	13,295	(39,109)
Payment-in-kind interest capitalized	(37,579)	(31,891)
Net accretion of discount and amortization of premium	(39,256)	(36,023)
Amortization of deferred financing costs	3,902	2,853
Amortization of debt financing and debt issuance costs	7,272	7,799
Purchases of investments	(608,878)	(808,767)
Proceeds from sale of investments and principal repayments	779,177	955,578
Changes in operating assets and liabilities:
Interest receivable	16,698	(5,264)
Receivable for investments sold	(11,426)	102,833
Other assets	—	194
Payable for investments purchased	(9,235)	(17,442)
Due to affiliates	(2,115)	18,090
Management fee payable	(431)	1,227
Income based incentive fee payable	3,864	2,552
Capital gains incentive fee payable	(4,022)	(8,601)
Interest payable	(18,073)	(19,424)
Accrued expenses and other liabilities	7,625	(2,225)
Net cash provided by (used in) operating activities	586,760	505,132
Cash flows from financing activities:
Borrowings on debt	1,083,643	749,088
Repayments on debt	(1,688,530)	(699,151)
Deferred financing costs paid	(5,149)	(3,789)
Deferred offering costs paid on issuance of common shares	—	(1,607)
Dividends paid in cash	(309,862)	(305,756)
Proceeds from issuance of common shares, net of offering and underwriting costs	335,515	—
Repurchased shares	—	(215,612)
Net cash provided by (used in) financing activities	(584,383)	(476,827)
Net increase (decrease) in cash and cash equivalents	2,377	28,306
Effect of foreign exchange rate changes on cash and cash equivalents	12,135	—
Cash and cash equivalents, beginning of period	131,272	102,879
Cash and cash equivalents, end of period	$145,784	$131,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund Condensed Consolidated Statements of Cash Flows (in thousands) (Unaudited)
	Nine Months Ended September 30,
	2023	2022
Supplemental information and non-cash activities:
Interest paid during the period	$205,586	$146,210
Distribution payable	133,552	129,983
Reinvestment of distributions during the period	15,206	39,439
Excise taxes paid	5,245	4,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt
First Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Corfin Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.42%	12/27/2027		$198,774	$196,622	$192,811	4.19%
Corfin Holdings, Inc.	(4)(11)	SOFR +	6.00%	11.42%	2/5/2026		68,732	68,044	66,670	1.45
Frontgrade Technologies Holdings, Inc.	(4)(5)(7)(10)	SOFR +	6.75%	12.07%	1/9/2030		386	366	384	0.01
Frontgrade Technologies Holdings, Inc.	(4)(5)(10)	SOFR +	6.75%	12.14%	1/9/2030		1,990	1,936	1,985	0.04
Linquest Corp.	(4)(5)(10)	SOFR +	5.75%	11.22%	7/28/2028		9,763	9,629	9,470	0.21
MAG DS Corp.	(11)	SOFR +	4.25%	9.93%	4/1/2027		80,660	76,535	77,131	1.68
Maverick Acquisition, Inc.	(4)(11)	SOFR +	6.25%	11.64%	6/1/2027		14,742	14,561	11,056	0.24
Maverick Acquisition, Inc.	(4)(12)	SOFR +	6.25%	11.64%	6/1/2027		3,905	3,853	2,928	0.06
TCFI AEVEX, LLC	(4)(11)	SOFR +	6.00%	11.43%	3/18/2026		110,516	109,577	110,516	2.40
								481,123	472,951	10.28
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.29%	6/11/2027		95,662	94,433	93,270	2.03
ENV Bidco AB	(4)(6)(10)	SOFR +	5.75%	11.14%	7/19/2029		1,006	985	996	0.02
ENV Bidco AB	(4)(5)(6)(7)(8)	E +	5.75%	9.72%	7/19/2029	EUR	1,122	947	1,012	0.02
Livingston International, Inc.	(4)(6)(10)	SOFR +	5.50%	10.99%	4/30/2027		127,871	125,938	122,756	2.67
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.77%	12/9/2026		143,110	141,806	143,110	3.11
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.77%	2/5/2029		4,085	4,023	4,085	0.09
Redwood Services Group, LLC	(4)(10)	SOFR +	6.15%	11.50%	6/15/2029		2,454	2,415	2,405	0.05
Redwood Services Group, LLC	(4)(7)(10)	SOFR +	6.25%	11.75%	6/15/2029		947	883	909	0.02
RoadOne Inc	(4)(5)(7)(11)	SOFR +	6.25%	11.72%	12/30/2028		1,088	1,050	1,065	0.02
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	11.29%	12/31/2028		30,400	29,948	29,184	0.63
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	4.75%	10.47%	12/30/2026		5,489	5,442	5,448	0.12
SEKO Global Logistics Network, LLC	(4)(5)(7)(11)	P +	3.75%	12.25%	12/30/2026		103	98	99	0.00
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	4.75%	10.41%	12/30/2026		793	787	787	0.02
SEKO Global Logistics Network, LLC	(4)(5)(11)	E +	4.75%	8.35%	12/30/2026	EUR	1,839	2,111	1,933	0.04
								410,866	407,059	8.84
Building Products
Fencing Supply Group Acquisition, LLC	(4)(7)(11)	SOFR +	6.00%	11.65%	2/26/2027		53,694	53,195	52,263	1.14
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	11.39%	2/25/2025		12,059	11,994	10,884	0.24
Jacuzzi Brands, LLC	(4)(11)	SOFR +	6.00%	11.39%	2/25/2025		82,758	82,400	74,689	1.62
L&S Mechanical Acquisition, LLC	(4)(5)(10)	SOFR +	7.75%	13.20% (incl. 2.00% PIK)	9/1/2027		12,604	12,441	11,848	0.26
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	11.68%	4/7/2025		121,382	120,794	120,168	2.61
Windows Acquisition Holdings, Inc.	(4)(5)(11)	SOFR +	6.50%	12.04%	12/29/2026		49,997	49,456	49,997	1.09
								330,280	319,849	6.96

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt non-controlled/non-affiliated (continued)
Commercial Services & Supplies
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	5.75%	10.47%	5/7/2028	$226,746	$226,746	$226,746	4.93%
CFS Brands, LLC	(4)(7)(11)	SOFR +	6.00%	11.31%	10/2/2030	118,756	115,897	115,775	2.52
Iris Buyer, LLC	(4)(7)(11)	SOFR +	6.25%	11.64%	10/2/2030	25,710	24,851	24,801	0.54
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	11.26%	12/15/2027	4,047	3,990	4,006	0.09
Java Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.22%	12/15/2027	1,484	1,454	1,456	0.03
JSS Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.50%	12/18/2028	283,735	281,189	283,735	6.16
JSS Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.31%	12/17/2028	4,900	4,845	4,900	0.11
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.17%	12/10/2027	5,878	5,788	5,857	0.13
Knowledge Pro Buyer, Inc.	(4)(7)(10)	P +	4.75%	13.25%	12/10/2027	578	564	578	0.01
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.60%	10.97%	10/19/2028	20,168	19,877	20,168	0.44
KPSKY Acquisition, Inc.	(4)(7)(10)	SOFR +	5.50%	10.88%	10/19/2028	2,194	2,162	2,194	0.05
Onex Baltimore Buyer, Inc.	(4)(10)(18)	SOFR +	6.00%	10.92%	12/1/2027	10,799	10,648	10,799	0.23
Onex Baltimore Buyer, Inc.	(4)(7)(10)	SOFR +	5.50%	10.92%	12/1/2027	8,512	8,313	8,429	0.18
The Action Environmental Group, Inc.	(4)(12)	SOFR +	6.15%	11.55%	1/16/2026	11,047	11,020	11,047	0.24
The Action Environmental Group, Inc.	(4)(12)	SOFR +	6.00%	11.55%	1/16/2026	132,665	131,443	132,665	2.88
Veregy Consolidated, Inc.	(11)	SOFR +	6.00%	11.63%	11/2/2027	20,688	20,352	18,412	0.40
							869,139	871,568	18.94
Construction & Engineering
ASP Endeavor Acquisition, LLC	(4)(5)(9)	SOFR +	6.50%	12.13%	5/3/2027	13,661	13,497	12,875	0.28
COP Home Services TopCo IV, Inc.	(4)(5)(7)(11)	SOFR +	6.10%	11.47%	12/31/2027	37,805	36,571	37,636	0.82
							50,068	50,511	1.10
Containers & Packaging
Ascend Buyer, LLC	(4)(7)(10)	SOFR +	6.40%	11.94%	10/2/2028	18,743	18,450	18,536	0.40
Ascend Buyer, LLC	(4)(10)	SOFR +	6.40%	11.94%	9/30/2028	1,980	1,930	1,960	0.04
							20,380	20,496	0.44
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	5.50%	11.17%	12/10/2028	7,277	7,169	7,095	0.15
Bution Holdco 2, Inc.	(4)(11)	SOFR +	6.25%	11.72%	10/17/2025	70,768	70,285	70,768	1.54
Dana Kepner Company, LLC	(4)(11)	SOFR +	6.00%	11.55%	12/29/2026	49,789	49,192	49,540	1.08
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.50%	10.92%	11/2/2026	168,649	166,725	165,276	3.59
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	6.25%	11.64%	6/23/2028	6,494	6,407	6,120	0.13
Marcone Yellowstone Buyer, Inc.	(4)(5)(7)(10)	SOFR +	6.50%	12.04%	6/23/2028	1,570	1,522	1,475	0.03
NDC Acquisition Corp.	(4)(11)	SOFR +	5.75%	11.24%	3/9/2027	13,457	13,245	13,289	0.29
NDC Acquisition Corp.	(4)(7)(11)	SOFR +	5.75%	11.00%	3/9/2027	514	460	471	0.01
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.60%	11.97%	11/13/2024	10,419	10,344	10,211	0.22
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.60%	11.97%	5/13/2026	5,754	5,595	5,638	0.12
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.97%	11/13/2024	31,935	31,838	31,296	0.68
Unified Door & Hardware Group, LLC	(4)(11)	SOFR +	5.85%	11.24%	6/30/2025	94,619	93,707	91,781	1.99
							456,489	452,960	9.83

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services
BPPH2 Limited	(4)(5)(6)(8)	S +	6.87%	12.06%	3/2/2028	GBP	26,300	$35,749	$31,860	0.69%
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	10.93%	7/20/2028		$289,883	287,894	289,883	6.30
Dreambox Learning Holding LLC	(4)(10)	SOFR +	6.25%	11.63%	12/1/2027		7,087	6,988	7,087	0.15
Endeavor Schools Holdings LLC	(4)(7)(11)	SOFR +	6.25%	11.56%	7/18/2029		22,183	21,528	21,505	0.47
Go Car Wash Management Corp.	(4)(11)	SOFR +	6.25%	11.45%	12/31/2026		12,097	11,931	11,794	0.26
Go Car Wash Management Corp.	(4)(11)	SOFR +	6.25%	11.67%	12/31/2026		10,489	10,342	10,227	0.22
Groundworks, LLC	(4)(5)(7)(11)	SOFR +	6.50%	11.81%	3/14/2030		751	729	739	0.02
								375,161	373,095	8.11
Diversified Financial Services
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.17%	4/28/2028		59,077	58,267	58,191	1.26
More Cowbell II, LLC	(4)(7)(10)	SOFR +	6.25%	11.73%	9/1/2030		7,997	7,788	7,786	0.17
More Cowbell II, LLC	(4)(7)(10)	SOFR +	6.25%	11.73%	9/1/2029		223	195	195	0.00
SelectQuote, Inc.	(4)(5)(10)	SOFR +	8.00%	13.43% (incl. 2.00% PIK)	11/5/2024		74,266	73,843	66,839	1.45
								140,093	133,011	2.88
Diversified Telecommunication Services
Point Broadband Acquisition, LLC	(4)(11)	SOFR +	6.00%	11.37%	10/1/2028		85,704	84,173	85,704	1.86
Point Broadband Acquisition, LLC	(4)(11)	SOFR +	6.00%	11.51%	10/1/2028		39,068	38,370	39,068	0.85
								122,543	124,772	2.71
Electric Utilities
Qualus Power Services Corp.	(4)(11)	SOFR +	5.00%	10.52%	3/26/2027		33,207	32,742	32,044	0.70
Qualus Power Services Corp.	(4)(7)(11)	SOFR +	5.75%	11.17%	3/26/2027		12,456	11,892	11,977	0.26
								44,634	44,021	0.96
Electrical Equipment
Emergency Power Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.50%	10.89%	8/17/2028		46,346	45,603	46,182	1.00
Shoals Holdings, LLC	(4)(11)	SOFR +	5.75%	11.27%	11/25/2026		82,862	81,755	82,862	1.80
								127,358	129,044	2.80
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	11.50%	12/23/2026		78,348	77,504	70,905	1.54
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	11.45%	12/23/2026		6,343	6,303	5,741	0.12
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	11.37%	12/23/2026		23,516	23,317	21,282	0.46
CPI Intermediate Holdings Inc	(4)(5)(7)(10)	SOFR +	5.50%	10.87%	10/8/2029		4,014	3,932	3,904	0.08
								111,056	101,832	2.20
Energy Equipment & Services
Abaco Energy Technologies, LLC	(4)(13)	SOFR +	7.00%	12.41%	10/4/2024		21,888	21,758	21,888	0.48
ISQ Hawkeye Holdco, Inc.	(4)(7)(10)	SOFR +	6.00%	11.38%	8/17/2029		940	918	937	0.02
Tetra Technologies, Inc.	(4)(6)(11)	SOFR +	6.25%	11.67%	9/10/2025		17,790	17,751	17,790	0.39
								40,427	40,615	0.89
Ground Transportation
Quality Distribution LLC	(4)(7)(11)	SOFR +	6.75%	12.08%	6/30/2028		675	654	666	0.01
Quality Distribution LLC	(4)(5)(7)(11)	SOFR +	6.38%	11.81%	7/1/2028		18,401	18,112	17,898	0.39
								18,766	18,564	0.40

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Equipment & Supplies
Bamboo US BidCo LLC	(4)(5)(6)(7)(11)	SOFR +	6.00%	11.32%	9/30/2030		$680	$654	$652	0.01%
Bamboo US BidCo LLC	(4)(5)(6)(11)	E +	6.00%	9.86%	9/30/2030	EUR	346	354	355	0.01
CPI Buyer, LLC	(4)(7)(10)	SOFR +	5.50%	11.18%	11/1/2028	31,138		30,660	29,983	0.65
GCX Corporation Buyer, LLC	(4)(5)(10)	SOFR +	5.50%	10.92%	9/13/2027	21,560		21,255	21,129	0.46
GCX Corporation Buyer, LLC	(4)(5)(10)	SOFR +	5.50%	11.02%	9/13/2027	5,459		5,392	5,350	0.12
								58,315	57,469	1.25
Health Care Providers & Services
123Dentist, Inc.	(4)(5)(6)(7)(10)	C +	5.50%	10.88%	8/10/2029	CAD	1,741	767	652	0.01
ACI Group Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.92% (incl. 1.25% PIK)	8/2/2028	113,410		111,371	111,639	2.43
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.50%	11.87%	5/7/2027	6,866		6,784	6,798	0.15
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.50%	11.90%	5/7/2027	1,645		1,629	1,629	0.04
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.50%	11.95%	5/7/2026	223		209	197	0.00
Amerivet Partners Management, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	11.04%	2/25/2028	6,566		6,452	6,352	0.14
Canadian Hospital Specialties Ltd.	(4)(5)(6)(11)	C +	4.50%	9.87%	4/14/2028	CAD	26,578	21,031	19,461	0.42
Canadian Hospital Specialties Ltd.	(4)(5)(6)(11)	C +	4.50%	10.01%	4/14/2028	CAD	3,126	2,486	2,289	0.05
Canadian Hospital Specialties Ltd.	(4)(5)(6)(7)(10)	C +	4.50%	9.88%	4/15/2027	CAD	3,044	1,402	4,458	0.10
CCBlue Bidco, Inc.	(4)(7)(10)	SOFR +	6.25%	11.60% (incl. 2.75% PIK)	12/21/2028	10,584		10,427	9,803	0.21
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	11.80%	4/3/2028	21,558		21,351	21,180	0.46
DCA Investment Holdings, LLC	(4)(7)(10)	SOFR +	6.50%	11.87%	4/3/2028	985		973	970	0.02
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	11.65%	4/3/2028	11,398		11,345	11,199	0.24
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	11.55%	10/4/2026	24,117		24,004	23,876	0.52
Healthcomp Holding Company, LLC	(4)(5)(7)(11)	SOFR +	5.50%	10.69%	10/27/2026	107,745		106,258	107,505	2.34
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	10.50%	10/15/2026	154,080		152,177	149,457	3.25
Navigator Acquiror, Inc.	(4)(9)	SOFR +	5.75%	11.17% (incl. 5.71% PIK)	7/16/2027	192,371		191,261	186,600	4.05
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.75%	11.18% (incl. 5.72% PIK)	7/16/2027	34,131		33,881	33,107	0.72
Odyssey Holding Company, LLC	(4)(11)	SOFR +	5.75%	11.13%	11/16/2025	17,037		16,940	17,037	0.37
Odyssey Holding Company, LLC	(4)(11)	SOFR +	5.75%	11.14%	11/16/2025	1,635		1,621	1,635	0.04
PPV Intermediate Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.17%	8/31/2029	1,987		1,959	1,965	0.04
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.90%	11.15%	12/23/2028	10,888		10,644	10,594	0.23
Snoopy Bidco, Inc.	(4)(7)(10)	SOFR +	6.75%	12.65%	6/1/2028	304,214		299,697	290,287	6.31
SpecialtyCare, Inc.	(4)(5)(7)(11)	L +	5.75%	11.28%	6/18/2028	12,047		11,787	11,590	0.25
SpecialtyCare, Inc.	(4)(5)(7)(11)	SOFR +	5.75%	11.32%	6/18/2028	104		91	60	0.00

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
Stepping Stones Healthcare Services, LLC	(4)(10)	SOFR +	5.75%	11.24%	1/2/2029		$2,155	$2,122	$2,079	0.05%
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	5.75%	11.17%	12/30/2026		52	47	39	0.00
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	5.75%	11.05%	1/2/2029		491	483	483	0.01
The Fertility Partners, Inc.	(4)(5)(6)(10)	SOFR +	5.75%	11.29%	3/16/2028		4,950	4,876	4,579	0.10
The Fertility Partners, Inc.	(4)(5)(6)(10)	P +	4.75%	13.25%	3/16/2028		275	275	267	0.01
The Fertility Partners, Inc.	(4)(5)(6)(10)	C +	5.75%	11.25%	3/16/2028	CAD	4,938	3,817	3,378	0.07
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	C +	5.75%	11.25%	9/16/2027	CAD	313	186	155	0.00
The GI Alliance Management, LLC	(4)(5)(11)	SOFR +	6.25%	11.77%	9/15/2028		4,954	4,832	4,930	0.11
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	11.06%	7/15/2028		1,098	1,081	1,065	0.02
UMP Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.16%	7/15/2028		1,438	1,411	1,390	0.03
Unified Physician Management, LLC	(4)(5)(7)(9)	SOFR +	5.25%	10.57%	6/18/2029		2,163	2,163	2,163	0.05
US Oral Surgery Management Holdco, LLC	(4)(7)(10)	SOFR +	6.00%	11.48%	11/18/2027		31,780	30,792	30,502	0.66
US Oral Surgery Management Holdco, LLC	(4)(7)(11)	SOFR +	6.00%	11.35%	11/18/2027		13,541	13,362	13,163	0.29
WHCG Purchaser III, Inc.	(4)(5)(10)	SOFR +	5.75%	11.40%	6/22/2028		43,420	42,865	27,897	0.61
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.40%	6/22/2026		6,706	6,633	4,303	0.09
								1,161,492	1,126,733	24.49
Health Care Technology
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.50%	10.89%	5/25/2029		9,912	9,752	9,813	0.21
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.75%	11.14%	5/25/2029		2,204	2,166	2,204	0.05
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.75%	11.08%	5/25/2029		338	316	338	0.01
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.75%	11.21%	5/25/2029		811	790	808	0.02
Color Intermediate LLC	(4)(5)(10)	SOFR +	5.50%	10.99%	10/4/2029		20,211	19,774	20,211	0.44
Edifecs, Inc.	(4)(10)	SOFR +	5.50%	10.99%	9/21/2026		5,719	5,652	5,719	0.12
Edifecs, Inc.	(4)(10)	SOFR +	5.50%	10.74%	9/21/2026		7,763	7,666	7,763	0.17
Edifecs, Inc.	(4)(11)	SOFR +	7.00%	12.49%	9/21/2026		217,483	214,788	219,658	4.77
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	5.75%	11.29%	10/29/2028		15,767	15,544	15,672	0.34
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	5.75%	11.29%	10/29/2027		480	464	474	0.01
Neptune Holdings, Inc.	(4)(6)(7)(11)	SOFR +	6.00%	11.42%	8/31/2030		7,000	6,804	6,802	0.15
NMC Crimson Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.40%	3/1/2028		71,173	69,827	71,173	1.55
NMC Crimson Holdings, Inc.	(4)(7)(10)	SOFR +	6.00%	11.61%	3/1/2028		14,758	14,568	14,719	0.32
Project Ruby Ultimate Parent Corp.	(10)	SOFR +	3.25%	8.68%	3/10/2028		8,396	8,187	8,122	0.18
RPBLS Midco, LLC	(4)(5)(10)	SOFR +	5.75%	11.10%	4/1/2028		9,372	9,246	9,372	0.20
								385,544	392,848	8.54

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Insurance
Alera Group, Inc.	(4)(10)	SOFR +	6.00%	11.42%	10/2/2028		$3,675	$3,649	$3,639	0.08%
Amerilife Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	11.08%	8/31/2029		1,787	1,757	1,769	0.04
Amerilife Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.99%	8/31/2029		338	328	331	0.01
CFCo LLC (Benefytt Technologies, Inc.)	(4)(8)(17)(18)		0.00%	0.00%	9/13/2038		9,566	1,413	1,348	0.03
Daylight Beta Parent LLC (Benefytt Technologies, Inc.)	(4)(8)		10.00%	10.00% PIK	9/12/2033		5,352	5,352	5,352	0.12
Foundation Risk Partners Corp.	(4)(7)(10)	SOFR +	6.00%	11.49%	10/29/2028		15,947	15,731	15,513	0.34
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	5.25%	10.74%	9/29/2028		10,144	10,043	9,899	0.22
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	6.00%	11.54%	4/14/2028		52,499	51,778	52,454	1.14
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.29%	4/16/2028		11,314	11,069	11,192	0.24
Integrity Marketing Acquisition, LLC	(4)(5)(7)(10)	SOFR +	6.05%	11.57%	8/27/2025		48,582	48,219	48,005	1.04
Integrity Marketing Acquisition, LLC	(4)(5)(7)(10)	SOFR +	6.05%	11.57%	8/27/2025		91,198	90,524	90,272	1.96
Integrity Marketing Acquisition, LLC	(4)(5)(10)	SOFR +	6.02%	11.28%	8/27/2025		1,885	1,862	1,866	0.04
Integrity Marketing Acquisition, LLC	(4)(5)(10)	SOFR +	6.03%	11.55%	8/27/2025		4,049	4,017	4,008	0.09
PGIS Intermediate Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.28%	10/16/2028		4,602	4,550	4,446	0.10
SG Acquisition, Inc.	(4)(9)	SOFR +	5.50%	10.92%	1/27/2027		104,974	104,087	102,349	2.22
Shelf Bidco Ltd	(4)(5)(6)(10)(18)	SOFR +	6.34%	11.71%	1/3/2030		5,091	4,954	5,041	0.11
Tennessee Bidco Limited	(4)(5)(6)(8)	E +	7.00%	10.97% (incl. 2.50% PIK)	8/3/2028	EUR	1,835	1,906	1,928	0.04
Tennessee Bidco Limited	(4)(5)(6)(8)	SOFR +	7.00%	12.09% (incl. 2.50% PIK)	7/9/2028		54,577	53,461	54,168	1.18
Tennessee Bidco Limited	(4)(5)(6)(8)	SOFR +	7.00%	12.65% (incl. 2.50% PIK)	8/3/2028		16,200	16,015	16,079	0.35
Tennessee Bidco Limited	(4)(5)(6)(8)	S +	7.28%	12.21% (incl. 2.50% PIK)	7/9/2028	GBP	16,390	22,266	19,855	0.43
Tennessee Bidco Limited	(4)(5)(6)(8)	S +	7.28%	12.46% (incl. 2.50% PIK)	7/9/2028	GBP	27,374	37,216	33,160	0.72
								490,197	482,674	10.50
Internet & Direct Marketing Retail
Donuts, Inc.	(4)(11)	SOFR +	6.00%	11.57%	12/29/2026		320,002	316,121	318,402	6.92

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
IT Services
AI Altius Bidco, Inc.	(4)(5)(8)		9.75%	9.75% PIK	12/21/2029		$919	$902	$901	0.02%
AI Altius Bidco, Inc.	(4)(7)(10)	SOFR +	5.18%	10.47%	12/21/2028	6,711		6,621	6,677	0.15
AI Altius Bidco, Inc.	(4)(10)	SOFR +	5.18%	10.57%	12/21/2028	693		680	690	0.01
Infostretch Corporation	(4)(5)(10)	SOFR +	5.75%	11.29%	4/1/2028	4,938		4,863	4,617	0.10
Inovalon Holdings, Inc.	(4)(7)(10)	SOFR +	6.25%	11.89% (incl. 2.75% PIK)	11/24/2028	108,710		106,705	107,756	2.34
Monterey Financing S.à.r.l	(4)(5)(6)(8)	ST +	6.00%	10.17%	9/28/2029	SEK	2,090	184	189	0.00
Monterey Financing S.à.r.l	(4)(5)(6)(7)(8)	E +	6.00%	9.97%	9/28/2029	EUR	952	785	885	0.02
Monterey Financing S.à.r.l	(4)(5)(6)(8)	CI +	6.00%	9.98%	9/28/2029	DKK	4,819	620	674	0.01
Monterey Financing S.à.r.l	(4)(5)(6)(9)	N +	6.00%	10.72%	9/28/2029	NOK	5,149	462	477	0.01
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	11.22%	10/25/2027	37,064		36,562	36,786	0.80
Red River Technology, LLC	(4)(11)	SOFR +	6.00%	11.43%	5/26/2027	80,172		79,318	80,172	1.74
S&P Global Engineering Solutions	(4)(5)(7)(11)	SOFR +	7.00%	12.08%	5/2/2030	1,600		1,548	1,582	0.03
Turing Holdco, Inc.	(4)(5)(6)(8)	SOFR +	6.00%	11.41% (incl. 2.50% PIK)	9/28/2028	8,600		8,320	8,449	0.18
Turing Holdco, Inc.	(4)(5)(6)(8)	SOFR +	6.00%	11.54% (incl. 2.50% PIK)	9/28/2028	4,253		4,190	4,179	0.09
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	9.43% (incl. 2.50% PIK)	9/28/2028	EUR	11,018	12,484	11,461	0.25
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	9.66% (incl. 2.50% PIK)	8/3/2028	EUR	4,219	4,731	5,281	0.11
								268,975	270,776	5.86
Machinery
MHE Intermediate Holdings	(4)(5)(7)(11)	SOFR +	6.00%	11.52%	7/21/2027	3,954		3,902	3,950	0.09
MHE Intermediate Holdings	(4)(5)(11)	SOFR +	6.25%	11.77%	7/21/2027	212		207	212	0.00
MHE Intermediate Holdings	(4)(5)(11)	SOFR +	6.50%	11.92%	7/21/2027	213		209	213	0.00
								4,318	4,375	0.09
Marine
Armada Parent, Inc.	(4)(7)(10)	SOFR +	5.75%	11.17%	10/29/2027	24,563		24,188	24,080	0.52
Armada Parent, Inc.	(4)(7)(10)	SOFR +	5.75%	11.11%	10/29/2027	1,238		1,212	1,213	0.03
								25,400	25,293	0.55
Media
Trader Corp.	(4)(5)(6)(7)(10)	C +	6.75%	12.13%	12/22/2029	CAD	9,950	5,542	5,693	0.12

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc.	(4)(6)(10)	SOFR +	6.25%	11.61%	8/15/2028		$68,018	$67,190	$68,018	1.48%
KKR Alberta Midstream Finance Inc.	(4)(6)(10)	SOFR +	6.25%	11.61%	8/15/2028		37,004	36,553	37,004	0.80
								103,743	105,022	2.28
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.75%	11.22%	11/12/2027		7,310	7,209	7,073	0.15
Profile Products, LLC	(4)(7)(10)	SOFR +	5.75%	11.18%	11/12/2027		601	589	572	0.01
								7,798	7,645	0.16
Pharmaceuticals
Doc Generici (Diocle S.p.A.)	(4)(5)(6)(7)(8)	E +	6.50%	10.38%	10/27/2028	EUR	1,758	1,003	1,207	0.03
Professional Services
ALKU, LLC	(4)(5)(10)	SOFR +	6.25%	11.57%	3/1/2028		800	781	790	0.02
Apex Companies, LLC	(4)(5)(7)(11)	SOFR +	6.25%	11.62%	1/31/2028		1,605	1,562	1,600	0.03
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	10.42%	11/2/2027		6,983	6,873	6,962	0.15
Clearview Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.35%	10.74%	8/26/2027		9,170	9,015	8,882	0.19
Cumming Group, Inc.	(4)(7)(11)	SOFR +	6.00%	11.32%	5/26/2027		80,265	79,412	78,639	1.71
Cumming Group, Inc.	(4)(11)	SOFR +	6.00%	11.32%	11/16/2027		1,594	1,558	1,566	0.03
Guidehouse, Inc.	(4)(10)	SOFR +	6.25%	11.67%	10/16/2028		313,099	310,830	309,968	6.73
HIG Orca Acquisition Holdings, Inc.	(4)(5)(11)	SOFR +	6.00%	11.56%	8/17/2027		19,016	18,771	19,016	0.41
HIG Orca Acquisition Holdings, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	11.27%	8/17/2027		3,070	2,971	3,008	0.07
IG Investments Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	11.47%	9/22/2028		46,379	45,681	46,129	1.00
Kaufman Hall & Associates, LLC	(4)(10)	SOFR +	5.25%	10.67%	12/14/2028		24,143	23,784	24,143	0.52
Legacy Intermediate, LLC	(4)(10)	SOFR +	5.75%	11.32%	2/25/2028		6,783	6,686	6,783	0.15
Material Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	11.49%	8/19/2027		23,597	23,304	21,710	0.47
Material Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	11.32%	8/19/2027		565	542	424	0.01
Minotaur Acquisition, Inc.	(5)(8)	SOFR +	4.75%	10.17%	3/27/2026		1,969	1,929	1,965	0.04
Petrus Buyer Inc	(4)(5)(7)(10)	SOFR +	6.50%	11.59%	10/17/2029		1,895	1,831	1,865	0.04
Sherlock Buyer Corp.	(4)(7)(10)	SOFR +	5.75%	11.24%	12/8/2028		8,508	8,346	8,288	0.18
Thevelia US, LLC	(5)(6)(9)	SOFR +	4.00%	9.39%	6/18/2029		1,299	1,288	1,300	0.03
Titan Investment Company, Inc.	(4)(5)(8)	SOFR +	5.75%	11.28%	3/20/2027		41,704	40,575	39,410	0.86
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	5.25%	10.62%	6/29/2027		55,925	54,943	55,812	1.21
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	5.25%	10.88%	6/29/2027		13,053	12,871	13,053	0.28
Trinity Partners Holdings, LLC	(4)(7)(10)	SOFR +	5.75%	11.27%	12/21/2028		4,768	4,686	4,730	0.10
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	5.25%	10.69%	11/8/2028		14,784	14,568	14,266	0.31
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	5.25%	10.70%	11/8/2027		327	327	316	0.01
								673,134	670,625	14.55
Real Estate Management & Development
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.92%	2/16/2028		67,900	66,863	67,900	1.48
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.92%	7/25/2029		833	816	833	0.02
								67,679	68,733	1.50

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software
Anaplan, Inc.	(4)(5)(7)(10)	SOFR +	6.50%	11.82%	6/21/2029		$1,804	$1,772	$1,794	0.04%
AxiomSL Group, Inc.	(4)(7)(11)	SOFR +	5.75%	11.18%	12/3/2027		41,797	41,217	41,797	0.91
Beeline, LLC	(4)(5)(7)(10)	SOFR +	5.25%	10.67%	5/2/2029		4,954	4,910	4,952	0.11
BlueCat Networks USA, Inc.	(4)(5)(7)(10)	SOFR +	6.00%	11.40% (incl. 2.00% PIK)	8/8/2028		2,075	2,040	2,032	0.04
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	6.00%	11.27% (incl. 2.00% PIK)	8/8/2028		342	337	336	0.01
Bluefin Holding, LLC	(4)(5)(6)(7)(11)	SOFR +	7.25%	12.72%	9/12/2029		22,756	22,137	22,131	0.48
Circana Group L.P.	(4)(10)	SOFR +	5.75%	11.18%	12/1/2028		120,638	118,634	120,035	2.61
Circana Group L.P.	(4)(10)	SOFR +	6.25%	11.56% (incl. 2.75% PIK)	12/1/2028		76,794	75,579	76,026	1.65
Circana Group L.P.	(4)(7)(10)	SOFR +	5.75%	11.08%	12/1/2027		2,484	2,250	2,415	0.05
Community Brands ParentCo, LLC	(4)(5)(7)(10)	SOFR +	5.65%	11.02%	2/24/2028		4,925	4,843	4,866	0.11
Confine Visual Bidco	(4)(6)(7)(10)	SOFR +	5.75%	11.05% (incl. 3.00% PIK)	2/23/2029		16,042	15,675	14,111	0.31
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	11.16%	7/14/2027		21,648	21,306	20,158	0.44
Denali Bidco Ltd	(4)(5)(6)(7)(10)	S +	6.00%	11.19%	8/29/2030	GBP	4,022	4,895	4,765	0.10
Denali Bidco Ltd	(4)(5)(6)(8)	E +	6.00%	9.86%	8/29/2030	EUR	1,166	1,224	1,203	0.03
Coupa Software Inc.	(4)(5)(6)(7)(10)	SOFR +	7.50%	12.82%	2/27/2030		1,836	1,789	1,814	0.04
Diligent Corporation	(4)(11)	SOFR +	5.75%	11.12%	8/4/2025		58,500	58,153	58,061	1.26
Discovery Education, Inc.	(4)(7)(10)	SOFR +	5.75%	11.17%	4/9/2029		26,400	25,937	25,226	0.55
Episerver, Inc.	(4)(5)(7)(11)	SOFR +	5.50%	11.04%	4/9/2026		9,570	9,479	8,988	0.20
Experity, Inc.	(4)(7)(10)	SOFR +	5.75%	11.24%	2/24/2028		14,865	14,642	14,538	0.32
GI Consilio Parent, LLC	(4)(5)(8)	S +	3.75%	8.93%	5/14/2026	GBP	884	1,125	1,023	0.02
Gigamon Inc.	(4)(7)(10)	SOFR +	5.75%	11.21%	3/9/2029		7,346	7,229	7,327	0.16
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.50%	10.90%	12/1/2028		257	239	241	0.01
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.50%	10.92%	12/1/2028		4,925	4,917	4,875	0.11
GraphPAD Software, LLC	(4)(7)(11)	SOFR +	5.50%	10.87%	4/27/2027		14,802	14,632	14,484	0.31
GraphPAD Software, LLC	(4)(11)	SOFR +	5.50%	11.22%	4/27/2027		11,579	11,503	11,406	0.25
GraphPAD Software, LLC	(4)(7)(11)	P +	5.00%	13.50%	4/27/2027		1,062	1,043	1,030	0.02
LD Lower Holdings, Inc.	(4)(11)	SOFR +	6.50%	11.99%	2/8/2026		91,753	90,888	90,835	1.97
Lightbox Intermediate, LP	(4)(5)(8)	SOFR +	5.00%	10.65%	5/9/2026		1,975	1,942	1,891	0.04
Magnesium BorrowerCo, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.17%	5/18/2029		5,228	5,125	5,190	0.11
Magnesium BorrowerCo, Inc.	(4)(10)	S +	5.75%	10.94%	5/18/2029	GBP	3,417	4,181	4,150	0.09
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(7)(9)	SOFR +	3.75%	9.29%	7/31/2028		8,548	8,452	7,622	0.17
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.25%	11.79%	6/9/2030		6,983	6,782	6,948	0.15
Medallia, Inc.	(4)(10)	SOFR +	6.00%	11.42% (incl. 5.97% PIK)	10/29/2028		366,214	361,528	358,889	7.80

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Monk Holding Co.	(4)(10)(18)	SOFR +	5.70%	10.99%	12/1/2027		$4,816	$4,735	$4,816	0.10%
Monk Holding Co.	(4)(7)(10)	SOFR +	5.50%	10.99%	12/1/2027		189	167	160	0.00
MRI Software, LLC	(5)(7)(11)	SOFR +	5.50%	10.83%	2/10/2026		27,617	27,497	26,856	0.58
Nintex Topco Limited	(4)(6)(10)	SOFR +	6.00%	11.39%	11/13/2028		33,952	33,456	32,085	0.70
Oranje Holdco Inc	(4)(5)(7)(11)	SOFR +	7.75%	13.12%	2/1/2029		2,000	1,950	1,978	0.04
Rally Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.90%	7/19/2028		734	721	718	0.02
Rally Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.87%	7/19/2028		24	23	22	0.00
Relativity ODA, LLC	(4)(7)(11)	SOFR +	6.50%	11.92%	5/12/2027		21,458	21,137	21,087	0.46
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	10.93%	3/11/2027		57,566	57,073	57,566	1.25
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	10.92%	3/11/2027		21,255	20,977	21,255	0.46
Spitfire Parent, Inc.	(4)(11)	E +	5.50%	9.36%	3/11/2027	EUR	10,264	12,253	10,867	0.24
Stamps.com, Inc.	(4)(10)	SOFR +	5.75%	11.17%	10/5/2028		285,924	281,828	278,776	6.06
Triple Lift, Inc.	(4)(10)	SOFR +	5.50%	11.05%	5/5/2028		61,816	60,978	59,962	1.30
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.50%	10.95%	5/5/2028		2,951	2,850	2,720	0.06
WPEngine, Inc.	(4)(6)(7)(10)	SOFR +	6.50%	11.87%	8/14/2029		66,667	64,515	64,467	1.40
Zendesk Inc	(4)(5)(7)(10)	SOFR +	6.75%	12.15% (incl. 3.25% PIK)	11/30/2028		1,610	1,577	1,593	0.03
								1,538,142	1,526,087	33.17
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	6.18%	11.37%	5/3/2026		163,594	162,457	163,594	3.55
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	6.75%	12.17%	2/28/2028		84,454	83,697	84,454	1.83
Trading Companies & Distributors
Porcelain Acquisition Corp.	(4)(7)(11)	SOFR +	6.00%	11.34%	4/1/2027		54,743	53,550	53,223	1.16
The Cook & Boardman Group, LLC	(11)	SOFR +	5.75%	11.18%	10/17/2025		48,806	48,652	47,586	1.03
								102,202	100,809	2.19
Transportation Infrastructure
Capstone Logistics, LLC	(4)(11)	SOFR +	4.75%	10.17%	11/12/2027		5,515	5,490	5,474	0.12
Frontline Road Safety, LLC	(4)(10)	SOFR +	5.75%	11.55%	5/3/2027		89,366	88,327	88,026	1.91
Helix TS, LLC	(4)(10)	SOFR +	6.25%	11.77%	8/4/2027		21,134	20,863	21,028	0.46
Helix TS, LLC	(4)(7)(10)	SOFR +	6.25%	11.65%	8/4/2027		21,678	21,382	21,569	0.47
Italian Motorway Holdings S.à.r.l	(4)(5)(6)(8)	E +	5.25%	8.90%	4/28/2029	EUR	78,810	81,238	82,814	1.80
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.94%	10/19/2027		29,563	29,194	28,454	0.62
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.89%	10/19/2027		20,644	20,396	19,870	0.43
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.89%	1/31/2029		4,209	4,143	4,051	0.09
Safety Borrower Holdings LP	(4)(5)(11)	SOFR +	5.25%	10.83%	9/1/2027		5,044	5,014	5,044	0.11
Safety Borrower Holdings LP	(4)(5)(7)(11)	P +	4.25%	12.50%	9/1/2027		186	184	183	0.00

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Transportation Infrastructure (continued)
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.00%	10.52%	9/24/2027	$37,240	$36,751	$36,495	0.79%
Sam Holding Co, Inc.	(4)(7)(11)	SOFR +	5.00%	10.35%	9/24/2027	11,551	11,477	11,200	0.24
Sam Holding Co, Inc.	(4)(7)(11)	SOFR +	5.00%	10.40%	9/24/2027	16,000	15,586	15,581	0.34
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	11.02%	7/9/2027	38,986	38,496	35,088	0.76
							378,541	374,877	8.14
Total First Lien Debt - non-controlled/non-affiliated							9,432,683	9,347,664	203.06
Total First Lien Debt							9,432,683	9,347,664	203.06

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Second Lien Debt - non-controlled/non-affiliated
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(5)(6)(8)		8.75%	8.75%	4/15/2029	CAD	10,533	$8,358	$6,856	0.15%
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	14.22%	10/15/2027		$5,183	5,118	5,054	0.11
								13,476	11,910	0.26
Industrial Conglomerates
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	12.43%	11/1/2029	9,619		9,544	8,994	0.20
IT Services
Inovalon Holdings, Inc.	(4)(10)	SOFR +	10.50%	16.18% (incl. 16.18% PIK)	11/24/2033	11,656		11,423	11,656	0.25
Professional Services
Thevelia US, LLC	(4)(5)(6)(9)	SOFR +	6.75%	12.29%	6/17/2030	4,920		4,796	4,908	0.11
Software
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.50%	12.04%	7/30/2029	3,550		3,514	3,247	0.07
Total Second Lien Debt - non-controlled/non-affiliated								42,753	40,715	0.89
Total Second Lien Debt								42,753	40,715	0.89

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity
Equity - non-controlled/non-affiliated
Aerospace & Defense
Micross Topco, Inc.	(4)				4,767	$4,767	$5,973	0.13%
Air Freight & Logistics
AGI Group Holdings LP - A2 Units	(4)				902	902	601	0.01
Mode Holdings, L.P. - Class A-2 Common Units	(4)				5,486,923	5,487	10,590	0.23
						6,389	11,191	0.24
Commercial Services & Supplies
GTCR Investors LP - A-1 Units	(4)				417,006	417	417	0.01
Distributors
Box Co-Invest Blocker, LLC - Class A Units	(4)				702,305	702	541	0.01
Box Co-Invest Blocker, LLC - Class C Units	(4)				85,315	82	89	0.00
EIS Acquisition Holdings, LP - Class A Common Units	(4)				6,292	3,350	13,455	0.29
						4,134	14,085	0.30
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests	(4)		11.50%		12,511,857	12,315	14,893	0.32
Deneb Ultimate Topco, LLC - Class A Units	(4)				213	213	104	0.00
						12,528	14,997	0.32
Diversified Financial Services
THL Fund IX Investors (Plymouth II), LP	(4)				266,667	267	267	0.01
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units	(4)				6,930	5,877	7,049	0.15
Point Broadband Holdings, LLC - Class B Units	(4)				369,255	1,053	2,492	0.05
Point Broadband Holdings, LLC - Class Additional A Units	(4)				1,489	1,263	1,515	0.03
Point Broadband Holdings, LLC - Class Additional B Units	(4)				79,358	226	536	0.01
						8,419	11,592	0.24
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)				539	539	270	0.01
Health Care Providers & Services
AVE Holdings I Corp.	(4)				625,944	607	689	0.01
Jayhawk Holdings, LP - A-1 Common Units	(4)				2,201	392	283	0.01
Jayhawk Holdings, LP - A-2 Common Units	(4)				1,185	211	152	0.00
						1,210	1,124	0.02

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity - non-controlled/non-affiliated (continued)
Health Care Technology
Caerus Midco 2 S.À. R.L - Additional Vehicle Units	(4)(6)				11,710	$12	$1	0.00%
Caerus Midco 2 S.À. R.L - Vehicle Units	(4)(6)				58,458	58	54	0.00
						70	55	0.00
Insurance
CFCo LLC (Benefytt Technologies, Inc.) - Class B Units	(4)				14,907,400	—	—	0.00
Shelf Holdco Ltd Common Equity	(4)(6)				50,000	50	75	0.00
						50	75	0.00
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest	(4)				2,854,133	2,854	3,054	0.07
Professional Services
Guidehouse Holding Corp. - Preferred Equity	(4)		11.50%		15,440	15,133	18,529	0.40
OHCP V TC COI, LP. - LP Interest	(4)				3,500,000	3,500	5,880	0.13
Tricor Horizon, LP	(4)(6)				382,469	382	382	0.01
						19,015	24,791	0.54
Software
Connatix Parent, LLC - Class L Common Units	(4)				42,045	462	180	0.00
Expedition Holdco, LLC - Class A Units	(4)				90	57	39	0.00
Expedition Holdco, LLC - Class B Units	(4)				90,000	33	11	0.00
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%		1,545	1,506	1,735	0.04
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)				3,550,000	3,444	3,257	0.07
Mimecast Limited	(4)				651,175	651	638	0.01
Zoro Common Equity	(4)				2,073	21	21	0.00
Zoro Series A Preferred Shares	(4)		12.50%		373	362	401	0.01
						6,536	6,282	0.13
Specialty Retail
CustomInk, LLC - Series A Preferred Units	(4)				384,520	5,200	7,171	0.16
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units	(4)				27,536	2,909	2,829	0.06
Ncp Helix Holdings, LLC. - Preferred Shares	(4)				369	372	472	0.01
						3,281	3,301	0.07
Total Equity - non-controlled/non-affiliated						75,676	104,645	2.25

Blackstone Secured Lending Fund Condensed Consolidated Schedule of Investments September 30, 2023 (in thousands) (Unaudited)
Investments (1)	Footnotes	Reference Rate and Spread	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity - non-controlled/affiliated
Insurance
Blackstone Donegal Holdings LP - LP Interests (Westland Insurance Group LTD)	(4)(6)(16)					$1	$6,976	0.15%
Total Equity - non-controlled/affiliated						1	6,976	0.15
Total Equity						75,677	111,621	2.40
Total Investments - non-controlled/non-affiliated						9,551,112	9,493,024	206.20
Total Investments - non-controlled/affiliated						1	6,976	0.15
Total Investment Portfolio						9,551,113	9,500,000	206.35
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund						25,316	25,316	0.55
Other Cash and Cash Equivalents						120,468	120,468	2.62
Total Portfolio Investments, Cash and Cash Equivalents						$9,696,897	$9,645,784	209.52%

(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Condensed Consolidated Schedule of Investments) are denominated in dollars. As of September 30, 2023, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Danish Krone (DKK), Swedish Krona (SEK), and Norwegian Krone (NOK). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2023. Variable rate loans typically include an interest reference rate floor feature. As of September 30, 2023, 94.0% of the debt portfolio at fair value had an interest rate floor above zero. Rates on equity instruments represents contractual dividend rates on certain preferred equity positions.
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
(6)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2023, non-qualifying assets represented 9.2% of total assets as calculated in accordance with regulatory requirements.
(7)Position or portion thereof is an unfunded commitment, and no interest is being earned on the unfunded portion, although the investment may be subject to unused commitment fees. Negative cost and fair value results from unamortized fees, which are capitalized to the investment cost. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments:

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
123Dentist, Inc.	Delayed Draw Term Loan	8/10/2029	$816	$(594)
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2024	16,710	—
ACI Group Holdings, Inc.	Revolver	8/2/2027	11,567	(145)
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2027	1,078	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
AI Altius Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	$158	$—
Amerilife Holdings, LLC	Delayed Draw Term Loan	8/31/2029	150	—
Amerilife Holdings, LLC	Revolver	8/31/2028	202	—
Amerivet Partners Management, Inc.	Delayed Draw Term Loan	2/25/2024	1,849	—
Amerivet Partners Management, Inc.	Revolver	2/25/2028	589	(19)
Anaplan, Inc.	Revolver	6/21/2028	161	(1)
Apex Companies, LLC	Delayed Draw Term Loan	1/31/2028	369	(5)
Armada Parent, Inc.	Delayed Draw Term Loan	10/29/2023	1,250	—
Armada Parent, Inc.	Revolver	10/29/2027	3,000	(53)
Ascend Buyer, LLC	Revolver	9/30/2027	1,940	(19)
AxiomSL Group, Inc.	Revolver	12/3/2025	3,221	—
Bamboo US BidCo LLC	Delayed Draw Term Loan	9/30/2030	106	(3)
Bamboo US BidCo LLC	Revolver	9/28/2029	142	(4)
Bazaarvoice, Inc.	Revolver	5/7/2026	28,662	—
Beeline, LLC	Delayed Draw Term Loan	5/2/2029	514	(3)
Beeline, LLC	Revolver	5/2/2028	591	—
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2028	277	—
Bluefin Holding, LLC	Revolver	9/12/2029	2,244	(56)
BradyIFS Holdings, LLC	Delayed Draw Term Loan	10/31/2029	9,985	—
BradyIFS Holdings, LLC	Term Loan	10/31/2029	89,754	—
BradyIFS Holdings, LLC	Revolver	10/31/2029	7,603	—
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	178	—
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	836	—
Caerus US 1, Inc.	Revolver	5/25/2029	949	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	43,592	—
Canadian Hospital Specialties Ltd.	Revolver	4/14/2027	1,447	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	1,404	—
CFGI Holdings, LLC	Revolver	11/2/2027	1,050	(21)
CFS Brands, LLC	Revolver	10/2/2030	18,177	—
CFS Brands, LLC	Delayed Draw Term Loan	10/2/2030	12,118	—
Circana Group L.P.	Revolver	12/1/2027	11,316	—
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	3,668	—
Clearview Buyer, Inc.	Revolver	2/26/2027	898	(22)
Community Brands ParentCo, LLC	Delayed Draw Term Loan	2/24/2024	588	(6)
Community Brands ParentCo, LLC	Revolver	2/24/2028	345	(3)
Confine Visual Bidco	Delayed Draw Term Loan	3/11/2024	3,043	—
Connatix Buyer, Inc.	Revolver	7/14/2027	5,431	(299)
COP Home Services TopCo IV, Inc.	Delayed Draw Term Loan	12/30/2027	8,730	(131)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	3,509	(38)
Coupa Software Inc.	Delayed Draw Term Loan	8/27/2024	164	(2)
Coupa Software Inc.	Revolver	2/27/2030	126	(1)
CPI Buyer, LLC	Revolver	11/1/2026	3,214	(64)
CPI Intermediate Holdings Inc	Delayed Draw Term Loan	10/8/2029	966	(10)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Cumming Group, Inc.	Revolver	5/26/2027	$12,695	$(222)
DCA Investment Holdings, LLC	Delayed Draw Term Loan	4/3/2028	12	—
Denali Bidco Ltd	Delayed Draw Term Loan	8/29/2030	1,761	(21)
Discovery Education, Inc.	Delayed Draw Term Loan	4/9/2029	6,773	—
Discovery Education, Inc.	Revolver	4/9/2029	2,960	(118)
Discovery Education, Inc.	Term Loan	10/3/2030	3,691	—
Doc Generici (Diocle S.p.A.)	Delayed Draw Term Loan	10/26/2024	1,682	(636)
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2024	16,456	(165)
Endeavor Schools Holdings LLC	Delayed Draw Term Loan	7/18/2029	7,394	(92)
Endeavor Schools Holdings LLC	Delayed Draw Term Loan	7/18/2029	2,465	(31)
ENV Bidco AB	Delayed Draw Term Loan	7/19/2029	433	(165)
Episerver, Inc.	Revolver	4/9/2026	2,064	(103)
Experity, Inc.	Revolver	2/24/2028	1,495	(30)
Fencing Supply Group Acquisition, LLC	Delayed Draw Term Loan	2/29/2024	1,910	(48)
Fencing Supply Group Acquisition, LLC	Delayed Draw Term Loan	2/26/2027	1,637	(41)
Foundation Risk Partners Corp.	Revolver	10/29/2027	2,382	(36)
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	516	(1)
Galway Borrower, LLC	Revolver	9/30/2027	2,120	(42)
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/30/2028	3,040	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	720	—
Gigamon Inc.	Revolver	3/11/2028	437	(1)
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	1,887	—
GovernmentJobs.com, Inc.	Revolver	11/30/2027	677	(14)
GraphPAD Software, LLC	Delayed Draw Term Loan	4/27/2027	6,429	(96)
GraphPAD Software, LLC	Revolver	4/27/2027	1,062	—
Groundworks, LLC	Delayed Draw Term Loan	9/13/2025	92	(1)
Groundworks, LLC	Revolver	3/14/2029	42	(1)
Healthcomp Holding Company, LLC	Delayed Draw Term Loan	12/29/2023	23,952	—
Helix TS, LLC	Delayed Draw Term Loan	6/14/2024	60	—
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2027	3,241	—
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	2,961	—
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	9,396	—
High Street Buyer, Inc.	Revolver	4/16/2027	2,254	(45)
IG Investments Holdings, LLC	Revolver	9/22/2027	3,583	(18)
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	11,060	(138)
Integrity Marketing Acquisition, LLC	Revolver	8/27/2025	1,381	(14)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	18,349	(92)
Iris Buyer, LLC	Delayed Draw Term Loan	10/2/2030	3,673	—
Iris Buyer, LLC	Revolver	10/2/2029	3,850	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/17/2029	51	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/17/2028	91	—
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	1,350	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	1,145	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	$454	$—
KPSKY Acquisition, Inc.	Delayed Draw Term Loan	10/19/2023	143	—
Magnesium BorrowerCo, Inc.	Delayed Draw Term Loan	5/18/2029	485	(12)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	1,200	(114)
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	342	(17)
Material Holdings, LLC	Revolver	8/17/2027	1,201	—
MHE Intermediate Holdings	Revolver	7/21/2027	123	—
Monk Holding Co.	Delayed Draw Term Loan	12/1/2023	2,038	—
Monterey Financing S.à.r.l	Delayed Draw Term Loan	9/19/2029	283	—
More Cowbell II, LLC	Delayed Draw Term Loan	9/1/2030	871	(11)
More Cowbell II, LLC	Revolver	9/1/2029	936	—
MRI Software, LLC	Revolver	2/10/2026	1,516	(31)
MRI Software, LLC	Revolver	2/10/2026	3,086	(160)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	1/16/2025	32,571	—
NDC Acquisition Corp.	Revolver	3/9/2027	2,911	—
Neptune Holdings, Inc.	Revolver	8/14/2030	933	(23)
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	1/1/2024	2,617	—
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	12/1/2027	4,729	—
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	12/1/2023	861	—
Oranje Holdco Inc	Revolver	2/1/2029	250	(3)
Petrus Buyer Inc	Delayed Draw Term Loan	10/17/2029	595	(9)
Petrus Buyer Inc	Revolver	10/17/2029	272	(3)
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	330	(7)
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/1/2027	14,481	(425)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2029	78	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	159	(2)
Profile Products, LLC	Revolver	11/12/2027	292	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	4/26/2024	16,623	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2029	333	—
Pye-Barker Fire & Safety LLC	Delayed Draw Term Loan	11/26/2027	18,278	—
Quality Distribution LLC	Delayed Draw Term Loan	10/3/2024	25	—
Quality Distribution LLC	Revolver	4/3/2028	94	(3)
Quality Distribution LLC	Revolver	7/1/2026	3,000	(135)
Qualus Power Services Corp.	Delayed Draw Term Loan	1/26/2025	23,354	(292)
Rally Buyer, Inc.	Delayed Draw Term Loan	7/19/2028	180	—
Rally Buyer, Inc.	Revolver	7/19/2028	88	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	53	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	1,238	—
Relativity ODA, LLC	Revolver	5/12/2027	3,292	(49)
RoadOne Inc	Delayed Draw Term Loan	12/30/2028	177	—
RoadOne Inc	Revolver	12/30/2028	275	—
S&P Global Engineering Solutions	Revolver	5/2/2029	249	(2)
Safety Borrower Holdings LP	Revolver	9/1/2027	186	—

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2027	$10,000	$(100)
Sam Holding Co, Inc.	Revolver	3/24/2027	6,000	(120)
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	508	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/8/2028	2,794	(28)
Sherlock Buyer Corp.	Revolver	12/8/2027	1,111	(22)
Smile Doctors, LLC	Delayed Draw Term Loan	12/23/2028	2,607	(52)
Smile Doctors, LLC	Revolver	12/23/2027	1,233	(24)
Snoopy Bidco, Inc.	Delayed Draw Term Loan	5/6/2024	15,786	(237)
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/19/2028	1,155	—
SpecialtyCare, Inc.	Revolver	6/18/2026	1,012	(1)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	238	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	319	—
The Fertility Partners, Inc.	Revolver	9/16/2027	82	—
Trader Corp.	Revolver	12/22/2028	2,213	(1,593)
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2027	9,969	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	6,881	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/30/2026	11,274	(113)
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	12/21/2023	1,433	(14)
Triple Lift, Inc.	Revolver	5/6/2028	4,747	—
UMP Holdings, LLC	Delayed Draw Term Loan	7/15/2028	510	—
Unified Physician Management, LLC	Revolver	6/18/2029	186	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	3,233	(73)
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	8/16/2029	50,000	(563)
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	3,848	—
West Monroe Partners, LLC	Revolver	11/9/2027	1,116	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	17	—
WPEngine, Inc.	Revolver	8/14/2029	6,667	(200)
Zendesk Inc	Delayed Draw Term Loan	11/22/2028	361	(5)
Zendesk Inc	Revolver	11/3/2028	169	(3)
Total unfunded commitments			$760,587	$(8,116)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of September 30, 2023 was 0.50%.
(10)The interest rate floor on these investments as of September 30, 2023 was 0.75%.
(11)The interest rate floor on these investments as of September 30, 2023 was 1.00%.
(12)The interest rate floor on these investments as of September 30, 2023 was 1.25%.
(13)The interest rate floor on these investments as of September 30, 2023 was 1.50%.
(14)The interest rate floor on these investments as of September 30, 2023 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.

(16)Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2023, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2023, the Company’s non-controlled/affiliated investments were as follows:

	Fair value as of December 31, 2022	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair value as of September 30, 2023	Dividend and Interest Income
Non-controlled/Affiliated Investments
Blackstone Donegal Holdings LP	$56,584	$—	$(43,845)	$(12,970)	$7,207	$6,976	$—
Total	$56,584	$—	$(43,845)	$(12,970)	$7,207	$6,976	$—

(17)Loan was on non-accrual status as of September 30, 2023.
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

The Company consolidated the results of the Company’s wholly-owned subsidiaries which are considered to be investment companies. As of September 30, 2023 and December 31, 2022, the Company's consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”), BGSL Big Sky Funding LLC (“Big Sky Funding”) and BGSL Investments LLC (“BGSL Investments”).
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

Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and nine months ended September 30, 2023, the Company recorded $1.0 million and $14.4 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and nine months ended September 30, 2022, the Company recorded $1.7 million and $2.0 million, respectively, in non-recurring interest income.
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
For the three and nine months ended September 30, 2023, the Company incurred $5.0 million and $12.6 million, respectively, of U.S. federal excise tax. For the three and nine months ended September 30, 2022, the Company incurred $0.0 million and $1.4 million, respectively, of U.S. federal excise tax.
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

Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. To date, there has been no material impact of these standards on the Company’s financial position, results of operations or cash flows.
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
The Adviser has implemented a waiver effective from the consummation of the IPO to extend the Company’s pre-IPO fee structure for a period of two years. With the waiver in place, instead of having the base management fee and each incentive fee increase to 1.00% and 17.5%, respectively, following the IPO, each such fee will remain at 0.75% and 15.0% for a period of two years following the IPO (the “Waiver Period”). As a result of the fee waiver, the pre-listing management fee and incentive fee rates paid by the Company to the Adviser will not increase during the Waiver Period. Amounts waived by the Adviser are not subject to recoupment by the Adviser. The Waiver Period ended on October 28, 2023.

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
For the three and nine months ended September 30, 2023, base management fees were $24.2 million and $73.2 million, respectively, of which $6.1 million and $18.3 million, respectively, were waived. For the three and nine months ended September 30, 2022, base management fees were $25.4 million and $76.9 million, respectively, of which $6.3 million and $19.2 million, respectively, were waived. As of September 30, 2023 and December 31, 2022, $18.2 million and $18.6 million, respectively, was payable to the Adviser relating to management fees.
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
For the three and nine months ended September 30, 2023 the Company accrued income based incentive fees of $33.4 million and $98.3 million, respectively, of which $4.8 million and $14.0 million, respectively, were waived. For the three and nine months ended September 30, 2022 the Company accrued income based incentive fees of $26.1 million and $68.3 million, respectively, of which $3.7 million and $9.8 million, respectively, were waived. As of September 30, 2023 and December 31, 2022, $28.6 million and $24.8 million, respectively, was payable to the Adviser for income based incentive fees.
For the three and nine months ended September 30, 2023, the Company accrued capital gains incentive fees of $1.5 million and $(4.0) million, respectively. For the three and nine months ended September 30, 2022, the Company accrued capital gains incentive fees of $(5.4) million and $(8.6) million, respectively.
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
For providing these services, the Company will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals (including information technology professionals) at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three and nine months ended September 30, 2023 and 2022.

For the three and nine months ended September 30, 2023, the Company incurred $0.5 million and $1.6 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2022, the Company incurred $0.7 million and $1.9 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, $0.8 million and $1.2 million, respectively, was unpaid and included in Due to affiliates in the Condensed Consolidated Statements of Assets and Liabilities.
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
The Expense Support Agreement terminated by its own terms on October 28, 2021. The Company’s obligation to make Reimbursement Payments survived the termination of the Expense Support Agreement and may be made for a period of up to three years, in accordance with the terms of the Expense Support Agreement. The Company’s obligation to make a Reimbursement Payment becomes a liability of the Company on the last business day of the applicable calendar quarter. As of September 30, 2023 and 2022, there are no amounts subject to the Reimbursement Payment obligation. As of September 30, 2023 and 2022, there was no unreimbursed Expense Payments remaining. For the three and nine months ended September 30, 2023 and 2022, the Adviser made no Expense Payments and the Company made no Reimbursement Payments related to Expense Payments by the Adviser.

Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$9,432,683	$9,347,664	98.40%	$9,497,570	$9,419,963	97.95%
Second lien debt	42,753	40,715	0.43	48,753	46,336	0.48
Equity investments	75,677	111,621	1.17	111,549	150,949	1.57
Total	$9,551,113	$9,500,000	100.00%	$9,657,872	$9,617,248	100.00%

The industry composition of investments at fair value was as follows:

	September 30, 2023	December 31, 2022
Aerospace & Defense	5.04%	4.89%
Air Freight & Logistics	4.40	4.68
Building Products	3.37	3.47
Commercial Services & Supplies	9.18	7.69
Construction & Engineering	0.53	0.43
Containers & Packaging	0.22	0.21
Distributors	4.92	5.12
Diversified Consumer Services	4.09	3.49
Diversified Financial Services	1.40	1.36
Diversified Telecommunication Services	1.44	1.13
Electrical Equipment	1.36	1.70
Electronic Equipment, Instruments & Components	1.07	1.10
Electric Utilities	0.46	0.34
Energy Equipment & Services	0.43	0.57
Ground Transportation	0.20	—
Health Care Equipment & Supplies	0.61	0.58
Health Care Providers & Services	12.00	11.66
Health Care Technology	4.14	3.92
Industrial Conglomerates	0.09	0.09
Insurance	5.16	8.10
Internet & Direct Marketing Retail	3.35	3.32
IT Services	3.01	2.84
Machinery	0.05	0.05
Marine	0.26	0.26
Media	0.06	0.07
Oil, Gas & Consumable Fuels	1.11	1.18
Paper & Forest Products	0.08	0.08
Pharmaceuticals	0.01	0.02
Professional Services	7.37	8.76
Real Estate Management & Development	0.71	0.74
Road & Rail	—	0.17
Software	16.18	14.72
Specialty Retail	1.79	1.77

	September 30, 2023	December 31, 2022
Technology Hardware, Storage & Peripherals	0.88%	0.84%
Trading Companies & Distributors	1.05	1.01
Transportation Infrastructure	3.98	3.64
Total	100.00%	100.00%
The geographic composition of investments at cost and fair value was as follows:

	September 30, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$9,050,072	$9,000,808	94.75%	195.56%
Canada	277,138	281,524	2.96	6.12
Europe	223,903	217,668	2.29	4.73
Total	$9,551,113	$9,500,000	100.00%	206.41%

	December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$8,934,926	$8,893,051	92.47%	213.83%
Canada	510,599	520,368	5.41	12.51
Europe	212,347	203,829	2.12	4.90
Total	$9,657,872	$9,617,248	100.00%	231.24%

As of September 30, 2023 and December 31, 2022, one borrower (one loan) and no borrowers in the portfolio were on non-accrual status, respectively.

As of September 30, 2023 and December 31, 2022, on a fair value basis, 99.9% and 99.9%, respectively, of our performing debt investments bore interest at a floating rate and 0.0% (rounds to less than 0.1%) and 0.1%, respectively, of our performing debt investments bore interest at a fixed rate.
Note 5. Fair Value Measurements
The following tables present the fair value hierarchy of financial instruments:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$181,372	$9,166,292	$9,347,664
Second lien debt	—	—	40,715	40,715
Equity investments	—	—	111,621	111,621
Total	$—	$181,372	$9,318,628	$9,500,000

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$144,452	$9,275,511	$9,419,963
Second lien debt	—	—	46,336	46,336
Equity investments	—	—	150,949	150,949
Total	$—	$144,452	$9,472,796	$9,617,248

The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$8,934,769	$40,086	$110,167	$9,085,022
Purchases of investments	399,838	461	766	401,065
Proceeds from principal repayments and sales of investments	(176,756)	—	—	(176,756)
Accretion of discount/amortization of premium	8,433	31	—	8,464
Net realized gain (loss)	(7,225)	—	—	(7,225)
Net change in unrealized appreciation (depreciation)	7,233	137	688	8,058
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—
Fair value, end of period	$9,166,292	$40,715	$111,621	$9,318,628
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2023 included in net unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$1,219	$137	$682	$2,038

	Nine Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$9,275,511	$46,336	$150,949	$9,472,796
Purchases of investments	643,168	1,298	766	645,232
Proceeds from principal repayments and sales of investments	(661,493)	(7,351)	(43,850)	(712,694)
Accretion of discount/amortization of premium	37,399	102	—	37,501
Net realized gain (loss)	(15,150)	(49)	7,212	(7,987)
Net change in unrealized appreciation (depreciation)	(26,142)	379	(3,456)	(29,219)
Transfers into Level 3 (1)	4,938	—	—	4,938
Transfers out of Level 3 (1)	(91,939)	—	—	(91,939)
Fair value, end of period	$9,166,292	$40,715	$111,621	$9,318,628
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2023 included in net unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(27,360)	$168	$(3,463)	$(30,655)

	Three Months Ended September 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$9,602,373	$48,008	$173,940	$9,824,321
Purchases of investments	244,158	212	1,633	246,003
Proceeds from principal repayments and sales of investments	(532,828)	—	(51,280)	(584,108)
Accretion of discount/amortization of premium	14,624	51	—	14,675
Net realized gain (loss)	(4,317)	—	35,566	31,249
Net change in unrealized appreciation (depreciation)	(70,303)	(2,649)	(22,592)	(95,544)
Transfers into Level 3 (1)	158,116	20,691	—	178,807
Transfers out of Level 3 (1)	(27,311)	—	—	(27,311)
Fair value, end of period	$9,384,512	$66,313	$137,267	$9,588,092
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2022 included in net unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(71,714)	$(2,649)	$11,703	$(62,659)

	Nine Months Ended September 30, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$9,288,184	$42,880	$170,265	$9,501,329
Purchases of investments	780,709	5,603	10,916	797,228
Proceeds from principal repayments and sales of investments	(781,404)	—	(61,967)	(843,371)
Accretion of discount/amortization of premium	33,425	115	—	33,540
Net realized gain (loss)	(2,120)	—	41,486	39,366
Net change in unrealized appreciation (depreciation)	(102,864)	(2,976)	(23,433)	(129,273)
Transfers into Level 3 (1)	195,893	20,691	—	216,584
Transfers out of Level 3 (1)	(27,311)	—	—	(27,311)
Fair value, end of period	$9,384,512	$66,313	$137,267	$9,588,092
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2022 included in net unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(110,737)	$(5,049)	$12,320	$(103,466)
(1)For the three and nine months ended September 30, 2023 and 2022, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.

The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. These tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$9,024,693	Yield analysis	Discount rate	6.39%	28.06%	11.00%
	1,023	Market quotations	Broker quoted price	94.81	94.81	94.81
	140,576	Transaction price	N/A
	9,166,292
Investments in second lien debt	40,715	Yield analysis	Discount rate	10.77%	14.81%	12.81%
Investments in equity	60,107	Market approach	Performance multiple	6.00x	31.00x	11.08x
	11,591	Option pricing model	Expected volatility	32.00%	32.00%	32.00%
	39,506	Yield analysis	Discount rate	9.75%	15.98%	12.96%
	417	Transaction price	N/A
	111,621
Total	$9,318,628

	December 31, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$9,037,133	Yield analysis	Discount rate	6.83%	19.84%	10.13%
	238,378	Market quotations	Broker quoted price	82.00	96.75	94.19
	9,275,511
Investments in second lien debt	46,336	Yield analysis	Discount rate	10.43%	14.25%	12.60%
Investments in equity	105,782	Market approach	Performance Multiple	5.50x	29.00x	13.41x
	22,481	Option pricing model	Expected volatility	30.00%	50.00%	43.46%
	22,686	Yield analysis	Discount rate	11.31%	13.75%	12.74%
	150,949
Total	$9,472,796

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

Financial Instruments Not Carried at Fair Value
Debt

The fair value of the Company’s SPV Financing Facilities (as defined in Note 6) and Revolving Credit Facility (as defined in Note 6), as of September 30, 2023 and December 31, 2022, approximates their carrying value as the credit facilities have variable interest based on selected short-term rates. These financial instruments would be categorized as Level 3 within the hierarchy.

The following table presents the fair value measurements of the Company's Unsecured Notes (as defined in Note 6) had they been accounted for at fair value. These financial instruments would be categorized as Level 3 as of September 30, 2023 and as Level 2 as of December 31, 2022 within the hierarchy.

	September 30, 2023	December 31, 2022
	Fair Value	Fair Value
2023 Notes	$—	$397,481
2026 Notes	738,705	740,171
New 2026 Notes	619,862	619,144
2027 Notes	530,005	546,117
2028 Notes	531,235	522,809
Total	$2,419,807	$2,825,722

Other

The carrying amounts of the Company’s other assets and liabilities approximate fair value. These financial instruments would be categorized as Level 3 within the hierarchy.
Note 6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2023 and December 31, 2022, the Company’s asset coverage was 192.2% and 174.8%, respectively.
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
As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.

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
The maximum commitment amount of the Jackson Hole Funding Facility as of September 30, 2023 was $400 million. The Jackson Hole Funding Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Jackson Hole Funding Facility to up to $900 million. Proceeds from borrowings under the Jackson Hole Funding Facility may be used to fund portfolio investments by Jackson Hole Funding and to make advances under delayed draw term loans where Jackson Hole Funding is a lender. The period during which Jackson Hole Funding may make borrowings under the Jackson Hole Funding Facility expires on November 16, 2023 and the Jackson Hole Funding Facility is scheduled to mature on May 16, 2025.
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
As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
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
As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.
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

The Company’s outstanding debt obligations were as follows:

	September 30, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unamortized Debt Issuance Costs	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility(3)	$400,000	$223,019	$223,019	$—	$176,981	$176,981
Breckenridge Funding Facility	825,000	755,500	755,500	—	69,500	69,500
Big Sky Funding Facility	500,000	420,006	420,006	—	79,994	79,994
Revolving Credit Facility(4)	1,775,000	791,870	791,870	—	983,130	983,129
2026 Notes	800,000	800,000	795,891	4,109	—	—
New 2026 Notes	700,000	700,000	694,760	5,240	—	—
2027 Notes	650,000	650,000	640,719	9,281	—	—
2028 Notes	650,000	650,000	640,614	9,386	—	—
Total	$6,300,000	$4,990,395	$4,962,379	$28,016	$1,309,605	$1,309,604
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in U.S. dollars (USD) or certain other permitted currencies. As of September 30, 2023, the Company had no borrowings denominated in currencies other than USD.
(4)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2023, the Company had borrowings denominated in the following currencies other than USD:
•Canadian Dollars (CAD) 4.5 million
•Euros (EUR) 97.9 million
•British Pounds (GBP) 67.9 million

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
(4)Under the Revolving Credit Facility, the Company may borrow in USD or certain other permitted currencies. As of December 31, 2022, the Company had borrowings denominated in the following currencies other than USD:
•Canadian Dollars (CAD) 355.9 million
•Euros (EUR) 97.9 million
•British Pounds (GBP) 66.6 million

As of September 30, 2023 and December 31, 2022, $26.9 million and $44.5 million, respectively, of interest expense and $0.3 million and $0.8 million, respectively, of unused commitment fees were included in interest payable. For the three and nine months ended September 30, 2023, the weighted average interest rate on all borrowings outstanding was 4.94% and 4.80% (including unused fees and accretion of net discounts on unsecured debt), respectively, and the average principal debt outstanding was $5,033.7 million and $5,341.4 million, respectively. For the three and nine months ended September 30, 2022, the weighted average interest rate on all borrowings outstanding was 3.67% and 3.18% (including unused fees and accretion of net discounts on unsecured debt), respectively, and the average principal debt outstanding was $5,867.3 million and $5,750.0 million, respectively.
The components of interest expense were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Borrowing interest expense	$60,262	$50,992	$183,515	$128,789
Facility unused fees	1,402	602	3,439	1,292
Amortization of financing costs and debt issuance costs	1,649	1,420	4,645	3,729
Accretion of original issue discount	1,940	2,333	6,530	6,922
Total Interest Expense	$65,253	$55,347	$198,129	$140,732
Cash paid for interest expense	$79,572	$69,904	$205,586	$146,210
Note 7. Commitments and Contingencies
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2023 and December 31, 2022, the Company had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate principal amount of $760.6 million and $690.3 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle's allocation may change prior to the date of funding. In this regard, as of September 30, 2023 and December 31, 2022, the Company estimates that $359.9 million and $16.5 million, respectively, of investments that were committed but not yet funded.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2023 and December 31, 2022, management is not aware of any material pending legal proceedings.
Note 8. Net Assets
Shares Issued
The Company has the authority to issue an unlimited number of shares at $0.001 per share par value.
On October 28, 2021, the Company priced its IPO, issuing 9,180,000 of its common shares of beneficial interest at a public offering price of $26.15 per share. Net of underwriting fees, the Company received cash proceeds, before offering expenses, of $230.6 million. On November 4, 2021, the underwriters exercised their option to purchase an additional 1,377,000 shares of common shares, which resulted in cash proceeds, before offering expenses, of $33.8 million. The Company’s common shares began trading on the NYSE under the symbol “BXSL” on October 28, 2021.
On August 14, 2023, the Company completed a follow-on offering under its shelf registration statement, issuing 6,500,000 of its common shares of beneficial interest at a price to the underwriters of $26.78 per share. Net of underwriting fees, the Company received cash proceeds, before offering expenses, of $174.1 million. On August 18, 2023, the underwriters exercised, in full, their option to purchase an additional 975,000 shares of common shares, which resulted in cash proceeds, before offering expenses, of $26.1 million. The Company incurred offering expenses of $0.4 million in connection with the follow-on offering.

As of September 30, 2023, the Company is party to five separate equity distribution agreements with sales agents (“Equity Distribution Agreements”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $400 million of its common shares of beneficial interest. Sales of common shares made pursuant to the Equity Distribution Agreements may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415(a)(5) under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of the Company’s common shares, the Company’s capital needs, and the Company’s determination of the appropriate sources of funding to meet such needs. As of September 30, 2023, common shares with an aggregate sales price of $264.1 million remained available for issuance under the Equity Distribution Agreements.
The following table summarizes the total common shares issued and proceeds received, for the three months ended September 30, 2023, through the "at-the-market" offering program (dollars in thousands except per share amounts):

Issuances of Common Shares	Number of Common Shares Issued	Gross Proceeds	Placement Fees/Offering Expenses	Net Proceeds	Average Share Price (1)
“At-the-market” Offering	378,381	$10,605	$97	$10,508	$27.77
(1) Represents the net offering price per share after deducting placement fees and commissions and offering expenses.
The following table summarizes the total common shares issued and proceeds received, for the nine months ended September 30, 2023, through the "at-the-market" offering program (dollars in thousands except per share amounts):

Issuances of Common Shares	Number of Common Shares Issued	Gross Proceeds	Placement Fees/Offering Expenses	Net Proceeds	Average Share Price (1)
“At-the-market” Offering	5,011,149	$135,944	$166	$135,778	$27.10
(1) Represents the net offering price per share after deducting placement fees and commissions and offering expenses.
No common shares were issued for the three and nine months ended September 30, 2022, other than those issued through the Company's dividend reinvestment program.
Distributions
The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2023 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 27, 2023	March 31, 2023	April 27, 2023	$0.7000	$112,400
May 10, 2023	June 30, 2023	July 27, 2023	0.7000	115,783
June 20, 2023	September 30, 2023	October 26, 2023	0.7700	133,552
Total distributions			$2.1700	$361,735
The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2022 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
October 18, 2021	January 18, 2022	May 13, 2022	$0.1000	$16,927	(1)
October 18, 2021	March 16, 2022	May 13, 2022	0.1500	25,454	(1)
February 23, 2022	March 31, 2022	May 13, 2022	0.5300	89,937
October 18, 2021	May 16, 2022	August 12, 2022	0.2000	33,995	(1)
May 2, 2022	June 30, 2022	August 12, 2022	0.5300	89,169
October 18, 2021	July 18, 2022	November 14, 2022	0.2000	32,976	(1)
August 30, 2022	September 30, 2022	November 14, 2022	0.6000	97,094
Total distributions			$2.3100	$385,552
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
Pursuant to our dividend reinvestment plan, the following table summarizes the amounts and shares issued to shareholders who have not opted out of the Company’s DRIP during the nine months ended September 30, 2023 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 31, 2023	$5,132	208,510
April 27, 2023	5,439	213,130
July 27, 2023	4,635	172,888
Total distributions	$15,206	594,528
The following table summarizes the amounts and shares issued to shareholders who have not opted out of the Company's DRIP during the nine months ended September 30, 2022 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 31, 2022	$11,469	417,379
May 13, 2022	16,501	640,829
August 12, 2022	11,470	455,148
Total distributions	$39,440	1,513,356
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

For the three and nine months ended September 30, 2023, the Company did not repurchase any of its shares under the Share Repurchase Plans.

The following table summarizes the shares repurchased under the Company 10b5-1 Plan during the three and nine months ended September 30, 2022 (dollars in thousands except share amounts):

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

Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net increase (decrease) in net assets resulting from operations	$170,995	$95,946	$454,643	$282,777
Weighted average shares outstanding (basic and diluted)	169,843,500	165,031,737	163,842,428	167,986,923
Earnings (loss) per common share (basic and diluted)	$1.01	$0.58	$2.77	$1.68
Note 10. Financial Highlights and Senior Securities
The following are the financial highlights for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Per Share Data (1):
Net asset value, beginning of period	$25.93	$26.27
Net investment income	2.94	2.02
Net unrealized and realized gain (loss)	(0.17)	(0.33)
Net increase (decrease) in net assets resulting from operations	2.77	1.69
Distributions declared (2)	(2.17)	(2.31)
Net increase (decrease) in net assets from capital share transactions	0.01	0.11
Total increase (decrease) in net assets	0.61	(0.51)
Net asset value, end of period	$26.54	$25.76
Shares outstanding, end of period	173,443,538	161,823,803
Total return based on NAV (3)	11.04%	7.06%
Total return based on market value (4)	32.21%	(29.72)%
Ratios:
Ratio of net expenses to average net assets (5)	11.20%	7.83%
Ratio of net investment income to average net assets (5)	14.49%	10.27%
Portfolio turnover rate	6.40%	8.28%
Supplemental Data:
Net assets, end of period	$4,602,595	$4,168,531
Asset coverage ratio	192.2%	175.1%
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
(5)Amounts are annualized except for expense support amounts relating to organizational costs and management fee and income based incentive fee waivers by the Adviser (refer to Note 3). For the nine months ended September 30, 2023 and 2022, the ratio of total operating expenses to average net assets was 11.94% and 8.70%, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser which represented (0.74)% and (0.87)%, respectively, of average net assets.

The following is information about the Company’s senior securities as of the dates indicated in the below table:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit (2) ($ in millions)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Facility (5)
September 30, 2023	$—	$—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	119.8	2,151.0	—	N/A
December 31, 2018	—	—	—	N/A
Jackson Hole Funding Facility
September 30, 2023	223.0	1,922.0	—	N/A
December 31, 2022	360.0	1,748.0	—	N/A
December 31, 2021	361.0	1,802.0	—	N/A
December 31, 2020	362.3	2,300.0	—	N/A
December 31, 2019	514.2	2,151.0	—	N/A
December 31, 2018	120.0	2,278.0	—	N/A
Breckenridge Funding Facility
September 30, 2023	755.5	1,922.0	—	N/A
December 31, 2022	825.0	1,748.0	—	N/A
December 31, 2021	568.7	1,802.0	—	N/A
December 31, 2020	569.0	2,300.0	—	N/A
December 31, 2019	820.3	2,151.0	—	N/A
December 31, 2018	65.0	2,278.0	—	N/A
Big Sky Funding facility
September 30, 2023	420.0	1,922.0	—	N/A
December 31, 2022	499.6	1,748.0	—	N/A
December 31, 2021	499.6	1,802.0	—	N/A
December 31, 2020	200.3	2,300.0	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
Revolving Credit Facility
September 30, 2023	791.9	1,922.0	—	N/A
December 31, 2022	678.4	1,748.0	—	N/A
December 31, 2021	915.0	1,802.0	—	N/A
December 31, 2020	182.9	2,300.0	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2023 Notes (6)
September 30, 2023	—	—	—	N/A
December 31, 2022	400.0	1,748.0	—	N/A
December 31, 2021	400.0	1,802.0	—	N/A
December 31, 2020	400.0	2,300.0	—	N/A

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit (2) ($ in millions)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	—	—	—	N/A
2026 Notes
September 30, 2023	800.0	1,922.0	—	N/A
December 31, 2022	800.0	1,748.0	—	N/A
December 31, 2021	800.0	1,802.0	—	N/A
December 31, 2020	800.0	2,300.0	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
New 2026 Notes
September 30, 2023	700.0	1,922.0	—	N/A
December 31, 2022	700.0	1,748.0	—	N/A
December 31, 2021	700.0	1,802.0	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2027 Notes
September 30, 2023	650.0	1,922.0	—	N/A
December 31, 2022	650.0	1,748.0	—	N/A
December 31, 2021	650.0	1,802.0	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2028 Notes
September 30, 2023	650.0	1,922.0	—	N/A
December 31, 2022	650.0	1,748.0	—	N/A
December 31, 2021	650.0	1,802.0	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
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
(5)The Subscription Facility was terminated on November 3, 2020.
(6)The 2023 Notes matured on July 14, 2023 and were paid off consistent with the terms of the 2023 Notes Indenture.

Note 11. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the condensed consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the condensed consolidated financial statements as of September 30, 2023, except as discussed below.
On November 8, 2023, the Board declared a distribution of $0.77 per share to shareholders of record as of December 31, 2023, which is payable on January 26, 2024.
On October 31, 2023, the Company amended the Breckenridge Funding Facility to increase the maximum commitment amount from $825.0 million to $1,025 million. No amendments were made to the interest rate or maturity date of the facility as disclosed in Note 7.

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
Revenues
We generate revenues in the form of interest income from the debt securities we hold and dividends. Our debt investments typically have a term of five to eight years and bear interest at floating rates on the basis of a benchmark such as SOFR, SONIA, etc. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments may provide for deferred interest payments or PIK interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date.
In addition, we generate revenue from various fees in the ordinary course of business such as in the form of commitment, loan origination, structuring, consent, waiver, amendment, syndication and other miscellaneous fees as well as fees for providing managerial assistance to our portfolio companies.

Expenses
Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (a) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (b) our allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals (including information technology professionals) at the Administrator that perform duties for us; and (iii) any internal audit group personnel of Blackstone or any of its affiliates; and (c) all other expenses of our operations, administrations and transactions.
From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, Administrator or such affiliates thereof for any such amounts. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three and nine months ended September 30, 2023 and 2022. However, the Administrator may seek reimbursement for such costs in future periods. All of the foregoing expenses will ultimately be borne by our shareholders.
Costs and expenses of the Administrator and the Adviser that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.

Portfolio and Investment Activity
For the three months ended September 30, 2023, we acquired $656.0 million aggregate principal amount of investments (including $304.5 million of unfunded commitments), $654.1 million of which was first lien debt and $1.9 million of which was equity.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended September 30,
	2023	2022
Investments:
Total investments, beginning of period	$9,353,286	$10,021,140
New investments purchased	389,724	234,690
Payment-in-kind interest capitalized	13,382	11,340
Net accretion of discount on investments	9,066	15,354
Net realized gain (loss) on investments	(8,996)	31,249
Investments sold or repaid	(205,349)	(608,436)
Total investments, end of period	$9,551,113	$9,705,337
Amount of investments funded at principal:
First lien debt investments	$350,790	$259,174
Second lien debt investments	—	—
Unsecured debt	—	—
Equity investments	766	2,160
Total	$351,556	$261,334
Proceeds from investments sold or repaid:
First lien debt investments	$(205,349)	$(557,156)
Second lien debt investments	—	—
Unsecured debt	—	—
Warrants	—	(8,514)
Equity investments	—	(42,766)
Total	$(205,349)	$(608,436)
Number of new investments in new portfolio companies	10	10
Average new investment commitment amount	$43,734	$24,724
Weighted average yield of new investments	12.23%	9.30%
Weighted average yield on investments fully sold or paid down	11.57%	7.81%

	September 30, 2023	December 31, 2022
Number of portfolio companies	188	176
Weighted average yield on debt and income producing investments, at amortized cost(1)(2)	11.82%	10.64%
Weighted average yield on debt and income producing investments, at fair value(1)(2)	11.93%	10.73%
Average loan to value (LTV)(3)	46.9%	47.5%
Percentage of debt investments bearing a floating rate(6)	99.9%	99.9%
Percentage of debt investments bearing a fixed rate (4)(6)	0.0%	0.1%
Percentage of assets on non-accrual (4)(5)	0.0%	0.0%
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
(2)As of September 30, 2023 and December 31, 2022, the weighted average total portfolio yield at cost was 11.73% and 10.52%, respectively. The weighted average total portfolio yield at fair value was 11.79% and 10.56%, respectively.

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
(4)Amount rounds to less than 0.1% for September 30, 2023.
(5)As a percentage of total amortized cost of Investments. Assets on non-accrual represented less than 0.1% and 0.0% of total fair value of Investments as of September 30, 2023 and December 31, 2022, respectively.
(6)As a percentage of total fair value of debt investments. As of September 30, 2023 and December 31, 2022, debt investments bearing a floating rate represented 98.8% and 98.3% , respectively, of total Investment at fair value.
As of September 30, 2023, our portfolio companies had a weighted average annual revenue of $721.3 million and weighted average annual EBITDA of $185.5 million. These calculations include all private debt investments for which fair value is determined by the Board of Trustees in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
For additional information on our Investments, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 4. Investments.”
Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total investment income	$283,959	$226,791	$839,263	$599,379
Net expenses before excise tax	118,180	94,647	345,220	257,880
Net investment income before excise tax	165,779	132,144	494,043	341,499
Excise tax expense	4,988	—	12,589	1,386
Net investment income after excise tax	160,791	132,144	481,454	340,113
Net unrealized appreciation (depreciation)	20,740	(70,586)	(31,299)	(99,975)
Net realized gain (loss)	(10,536)	34,388	4,488	42,639
Net increase (decrease) in net assets resulting from operations	$170,995	$95,946	$454,643	$282,777
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$272,464	$213,242	$800,599	$559,086
Payment in-kind interest income	10,689	10,933	31,805	30,427
Dividend income	213	—	373	5,908
Fee income	593	2,616	6,486	3,958
Total investment income	$283,959	$226,791	$839,263	$599,379

Total investment income increased to $284.0 million for the three months ended September 30, 2023, an increase of $57.2 million, or 25%, compared to the same period in the prior year primarily attributable to increased reference interest rates driving increased interest income from our investments. This was partially offset by the decrease in the size of our investment portfolio at fair value to $9,500.0 million at September 30, 2023 from $9,672.1 million at September 30, 2022. Additionally, for the three months ended September 30, 2023, we recorded $1.0 million of non-recurring interest income (e.g., prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts) as compared to $1.7 million for the same period in the prior year primarily as a result of decreased prepayments. For the three months ended September 30, 2023 and 2022, Payment-in-kind interest income represented 3.8% and 4.8% of investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.
Total investment income increased to $839.3 million for the nine months ended September 30, 2023, an increase of $239.9 million, or 40%, compared to the same period in the prior year primarily attributable to increased reference interest rates driving increased interest income from our investments. This was partially offset by the decrease in the size of our investment portfolio at fair value to $9,500.0 million at September 30, 2023 from $9,672.1 million at September 30, 2022. Additionally, for the nine months ended September 30, 2023, we recorded $14.4 million of non-recurring interest income (e.g., prepayment premiums and accelerated accretion of upfront loan origination fees and unamortized discounts) as compared to $2.0 million for the same period in the prior year primarily as a result of increased prepayments. For the nine months ended September 30, 2023 and 2022, Payment-in-kind interest income represented 3.8% and 5.1% of investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.
While rising interest rates have favorably impacted our investment income during the three and nine months ended September 30, 2023, further interest rate increases and the resulting higher cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate increases occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and/or our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.
Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense	$65,253	$55,347	$198,129	$140,732
Management fees	24,219	25,385	73,190	76,913
Income based incentive fees	33,410	26,088	98,294	68,252
Capital gains incentive fees	1,484	(5,430)	(4,022)	(8,600)
Professional fees	1,814	762	4,021	2,527
Board of Trustees' fees	222	238	682	628
Administrative service expenses	544	687	1,598	1,876
Other general and administrative	2,062	1,643	5,669	4,530
Total expenses before excise tax	129,008	104,720	377,561	286,858
Management fees waived	(6,055)	(6,346)	(18,298)	(19,228)
Incentive fees waived	(4,773)	(3,727)	(14,043)	(9,750)
Net expenses before excise tax	118,180	94,647	345,220	257,880
Net investment income before excise tax	165,779	132,144	494,043	341,499
Excise tax expense	4,988	—	12,589	1,386
Net investment income after excise tax	$160,791	$132,144	$481,454	$340,113

Interest Expense
Total interest expense (including unused fees and other debt financing expenses), increased to $65.3 million for the three months ended September 30, 2023, an increase of $9.9 million or 18%, compared to the same period in the prior year primarily driven by an increase in the weighted average interest rate on our borrowings partially offset by a decreased in our average principal of debt outstanding. Our weighted average interest rate increased to 4.94% for the three months ended September 30, 2023 from 3.67% for the same period in the prior year. The average principal of debt outstanding decreased to $5,033.7 million for the three months ended September 30, 2023 from $5,867.3 million for the same period in the prior year.
Total interest expense (including unused fees and other debt financing expenses), increased to $198.1 million for the nine months ended September 30, 2023, an increase of $57.4 million or 40.8%, compared to the same period in the prior year primarily driven by an increase in the weighted average interest rate on our borrowings partially offset by a decreased in our average principal of debt outstanding. Our weighted average interest rate increased to 4.80% for the nine months ended September 30, 2023 from 3.18% for the same period in the prior year. The average principal debt outstanding decreased to $5,341.4 million for the nine months ended September 30, 2023 from $5,750.0 million for the same period in the prior year.
Management Fees
Management fees decreased to $24.2 million for the three months ended September 30, 2023, a decrease of $1.2 million, or 5%, compared to the same period in the prior year, due to a decrease in average quarter end gross assets. The Adviser voluntarily waived management fees following the IPO such that the management fee will remain at 0.75% for a period of two years following the IPO (versus the contractual rate of 1.00%), which resulted in waivers of $6.1 million and $6.3 million for the three months ended September 30, 2023 and 2022, respectively. The Waiver Period ended on October 28, 2023.
For the three months ended September 30, 2023, our average quarter end gross assets decreased to $9,687.3 million at September 30, 2023 from $10,154.2 million at September 30, 2022.
Management fees decreased to $73.2 million for the nine months ended September 30, 2023, a decrease of $3.7 million, or 5%, compared to the same period in the prior year, due to a decrease in average quarter end gross assets. The Adviser voluntarily waived management fees following the IPO such that the management fee will remain at 0.75% for a period of two years following the IPO (versus the contractual rate of 1.00%), which resulted in waivers of $18.3 million and $19.2 million for the nine months ended September 30, 2023 and 2022, respectively. The Waiver Period ended on October 28, 2023.
For the nine months ended September 30, 2023, our average quarter end gross assets decreased to $9,782.9 million at September 30, 2023 from $10,204.2 million at September 30, 2022.
Income Based Incentive Fees
Income based incentive fees increased to $33.4 million for the three months ended September 30, 2023 from $26.1 million for the same period in the prior year primarily due to an increase in pre-incentive fee net investment income. The Adviser voluntarily waived incentive fees following the IPO such that the fee will remain at 15.0% for a period of two years following the IPO (versus the contractual rate of 17.5%), which resulted in waivers of $4.8 million and $3.7 million for the three months ended September 30, 2023 and 2022, respectively. The Waiver Period ended on October 28, 2023.
Pre-incentive fee net investment income increased to $190.9 million for the three months ended September 30, 2023 from $149.1 million for the same period in the prior year.
Income based incentive fees increased to $98.3 million for the nine months ended September 30, 2023 from $68.3 million for the same period in the prior year primarily due to an increase in pre-incentive fee net investment income. The Adviser voluntarily waived incentive fees following the IPO such that the fee will remain at 15.0% for a period of two years following the IPO (versus the contractual rate of 17.5%), which resulted in waivers of $14.0 million and $9.8 million for the nine months ended September 30, 2023 and 2022, respectively. The Waiver Period ended on October 28, 2023.
Pre-incentive fee net investment income increased to $561.7 million for the nine months ended September 30, 2023 from $390.0 million for the same period in the prior year.

Capital Gains Incentive Fees
We accrued capital gains incentive fees of $1.5 million for the three months ended September 30, 2023 compared to $(5.4) million for the same period in the prior year, primarily due to net unrealized gains for the three months ended September 30, 2023, as compared to the net realized and unrealized losses for the same period in the prior year.
We accrued capital gains incentive fees of $(4.0) million for the nine months ended September 30, 2023 compared to $(8.6) million for the same period in the prior year, primarily due to net realized and unrealized losses for the nine months ended September 30, 2023 and the same period in the prior year.
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
Total other expenses increased to $4.6 million for the three months ended September 30, 2023 from $3.3 million for the same period in the prior year primarily due to an increase in Professional fees and an increase in Other General and Administrative expenses and partially offset by a decrease in Administrative service expenses.
Total other expenses increased to $12.0 million for the nine months ended September 30, 2023 from $9.6 million for the same period in the prior year primarily due to an increase in Professional fees and an increase in Other general and administrative expenses, driven, in part, by inflationary pressure driving increased costs, and partially offset by a decrease in Administrative service expenses.
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
For the three months ended September 30, 2023 and 2022, we accrued $5.0 million and $0.0 million, respectively, of U.S. federal excise tax.
For the nine months ended September 30, 2023 and 2022, we accrued $12.6 million and $1.4 million, respectively, of U.S. federal excise tax.
Net Unrealized Gain (Loss)
Net unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net unrealized gain (loss) on investments	$20,873	$(70,650)	$(27,800)	$(100,441)
Net unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(133)	64	(3,499)	466
Net unrealized gain (loss)	$20,740	$(70,586)	$(31,299)	$(99,975)

For the three months ended September 30, 2023, the net unrealized gain was primarily driven by an increase in the fair value of our debt investments as a percentage of principal during the period. The fair value of our debt investments as a percentage of principal increased by 0.2%, during the three months ended September 30, 2023 driven, in part, by changes in the economic outlook.

For the nine months ended September 30, 2023, the net unrealized loss was primarily driven by a decrease in the fair value of our debt investments during the period. The fair value of our debt investments as a percentage of principal decreased by 0.1% during the nine months ended September 30, 2023 driven by portfolio company fundamentals and changes in the economic outlook.

Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net realized gain (loss) on investments	$(8,996)	$31,249	$(13,295)	$39,109
Net realized gain (loss) on foreign currency transactions	(1,540)	3,139	17,783	3,530
Net realized gain (loss)	$(10,536)	$34,388	$4,488	$42,639
For the three and nine months ended September 30, 2023, we generated realized gains on investments of $0.6 million and $10.5 million, respectively, and realized losses on investments of $9.6 million and $23.8 million, respectively, primarily from full or partial sales or restructures of our debt investments. These items were further impacted by net realized loss of $(1.5) million and net realized gain of $17.8 million during the three and nine months ended September 30, 2023, respectively, on foreign currency transactions primarily as a result of fluctuations in the GBP, EUR and CAD exchange rates vs. USD.
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

As of September 30, 2023, we had 4 revolving credit facilities outstanding and we had 4 series of unsecured bonds outstanding. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2023 and December 31, 2022, we had an aggregate amount of $4,990.4 million and $5,563.0 million of senior securities outstanding, respectively, and our asset coverage ratio was 192.2% and 174.8%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. From time to time we may also repurchase our outstanding debt. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.
Cash and cash equivalents as of September 30, 2023, taken together with our $1,309.6 million of undrawn capacity under our credit facilities (subject to borrowing base availability) is expected to be sufficient for our investing activities and to conduct our operations in the near term. Additionally, we held $181.4 million of Level 2 debt investments as of September 30, 2023, which could provide additional liquidity if necessary. Although we have historically been able to obtain sufficient borrowing capacity, a deterioration in economic conditions or any other negative economic developments could restrict our access to financing in the future. We may not be able to find new financing for future investments or liquidity needs and, even if we are able to obtain such financing, such financing may not be on as favorable terms as we have previously obtained. These factors may limit our ability to make new investments and adversely impact our results of operations.
As of September 30, 2023, we had $145.8 million in cash and cash equivalents. During the nine months ended September 30, 2023, cash provided by operating activities was $586.8 million, primarily as a result cash from ongoing receipt of interest payments from our investments, proceeds from sale of investments and principal repayment of $779.2 million partially offset by purchase of investments of $608.9 million. Cash used in financing activities was $584.4 million during the period, which was primarily as a result of net repayments on our credit facilities and Unsecured Notes of $604.9 million and dividends paid in cash of $309.9 million partially offset by $335.5 million of proceeds from the issuance of our common shares.
Equity
On August 14, 2023, we completed a follow-on offering under our shelf registration statement, issuing 6,500,000 of our common shares of beneficial interest at a price to the underwriters of $26.78 per share. Net of underwriting fees, we received cash proceeds, before offering expenses, of $174.1 million. On August 18, 2023, the underwriters exercised, in full, their option to purchase an additional 975,000 shares of common shares, which resulted in cash proceeds, before offering expenses, of $26.1 million. We incurred offering expenses of $0.4 million in connection with the follow-on offering.
We also access liquidity through our “at-the-market” offering program, pursuant to which we may sell, from time to time, up to $400.0 million of additional common shares of beneficial interest. As of September 30, 2023, $264.1 million of common shares were available for issuance under our “at-the-market” offering program.
For additional information on our “at-the-market” offering program, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 8. Net Assets.”
Distributions

The following table summarizes our distributions declared and payable for the nine months ended September 30, 2023 (dollar amounts in thousands, except share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 27, 2023	March 31, 2023	April 27, 2023	$0.7000	$112,400
May 10, 2023	June 30, 2023	July 27, 2023	0.7000	115,783
June 20, 2023	September 30, 2023	October 26, 2023	0.7700	133,552
Total distributions			$2.1700	$361,735

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
In February 2023, our Board authorized a share repurchase plan, under which we may repurchase up to $250 million in the aggregate of our outstanding common shares in the open market at prices below our NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act (the “Company 10b-18 Plan”, and together with the Company 10b5-1 Plan, the “Share Repurchase Plans”). The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. During periods when we are able to issue shares under our “at-the-market” program, we will not repurchase shares under a 10b-18 share repurchase plan.
For the three and nine months ended September 30, 2023, the Company did not repurchase any of its shares under the Share Repurchase Plans.
For additional information on our share repurchases, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 8. Net Assets.”
Borrowings
As of September 30, 2023 and December 31, 2022, we had an aggregate principal amount of $4,990.4 million and $5,563.0 million, respectively, of debt outstanding.
For additional information on our debt obligations, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 6. Borrowings.”
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2023 and December 31, 2022, we had unfunded delayed draw term loans and revolvers with an aggregate principal amount of $760.6 million and $690.3 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle's allocation may change prior to the date of funding. In this regard, as of September 30, 2023 and December 31, 2022, the Company estimates that $359.9 million and $16.5 million, respectively, of investments that were committed but not yet funded.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2023, management is not aware of any material pending legal proceedings.

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
Recent Developments
Macroeconomic Environment
The nine months ended September 30, 2023 have been characterized by continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions, including the war in Ukraine and Russia and the escalated conflict in the Middle East. Significant market dislocation, particularly in the financial sector, could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner. In addition, a full or partial shutdown of the U.S. government may cause disruptions or instability in capital markets.
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

Reference Rate Reform
LIBOR and certain other floating rate benchmark indices have been the subject of recent national, international and regulatory guidance and proposals for reform or replacement. The publication of USD LIBOR continued until June 30, 2023 and market participants have generally transitioned to SOFR thereafter. Additionally, market participants have transitioned from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators.
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
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
The Company’s share repurchase plan (the “10b-5 Plan”), pursuant to which up to approximately $262 million in the aggregate of the Company’s common shares at prices below net asset value per share over a specified period may be acquired, commenced on November 26, 2021, terminated by its terms in November 2022. In February 2023, the Board authorized a share repurchase plan, under which the Company may repurchase up to $250 million in the aggregate of our outstanding common shares in the open market at prices below the Company's NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act (the “10b-18 Plan” and, together with the 10b-5 Plan, the “Share Repurchase Plans”). Refer to “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 8. Net Assets” in this Form 10-Q for more information.
For the nine months ended September 30, 2023, the Company did not repurchase any of its shares under the Share Repurchase Plans.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Section 13(r) Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Mundys S.p.A., which may be, or may have been at the time considered to be, an affiliate of Blackstone and, therefore, our affiliate.

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

10.1
Underwriting Agreement, dated August 9, 2023, by and among Blackstone Secured Lending Fund, Blackstone Credit BDC Advisors LLC, Blackstone Alternative Credit Advisors LP and Wells Fargo Securities, LLC, Morgan Stanley & Co. LLC and BofA Securities, Inc., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on August 14, 2023).

10.2
Eighth Amendment to the Revolving Credit Agreement among Breckenridge Funding, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated November 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 3, 2023).

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

Blackstone Secured Lending Fund

Date:	November 8, 2023	/s/ Brad Marshall
Brad Marshall
Co-Chief Executive Officer

Date:	November 8, 2023	/s/ Jonathan Bock
Jonathan Bock
Co-Chief Executive Officer

Date:	November 8, 2023	/s/ Teddy Desloge
Teddy Desloge
Chief Financial Officer