Form 10-K
period 2023-12-31
Blackstone Secured Lending Fund
filed 2024-02-28
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒   No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).Yes  ☒ No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒
As of June 30, 2023, the aggregate market value of the common shares of beneficial interest (“Common Shares”) held by non-affiliates of the Registrant was $4,432 million.
The number of shares of Registrant’s common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding as of February 20, 2024 was 191,600,986.

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
•general economic, logistical and political trends and other external factors, including inflation and recent supply chain disruptions and their impacts on our portfolio companies and on the industries in which we invest;
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
•our use of financial leverage including the use of borrowed money to finance a portion of our investments and the availability of equity and debt capital on favorable terms or at all;
•our business prospects and the prospects of our portfolio companies, including our and their ability to effectively respond to the macroeconomic effects from adverse public health developments;
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
•Changes in laws or regulations governing our operations and the possibility of increased regulatory focus on areas related to our business could result in additional burdens on our business.
•General economic conditions could adversely affect the performance of our investments and our market price, including recessionary fears, geopolitical events and inflation.
•We and our portfolio companies and service providers may be subject to cybersecurity risks and our business could be adversely affected by changes to data protection laws and regulations.
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
Federal Income Tax Risks
•We will be subject to corporate-level income tax if we are unable to maintain RIC tax treatment under Subchapter M of Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”) or satisfy RIC distribution requirements.
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
Other Disclosure
To the extent required by laws implementing the European Union Directive on Alternative Investment Fund Managers (the “Directive”) in any relevant European Economic Area member state, the information in respect of the Company required to be disclosed pursuant to Article 23(4) and (5) of the Directive will be made available to each applicable shareholder. In respect of the period ended December 31, 2023, there have been no material changes to the information listed in Article 23 of the Directive.

PART I
Item 1. Business.
Our Company
Blackstone Secured Lending Fund (together with its consolidated subsidiaries, the “Company”, “we”, “us,” or “our”), is a Delaware statutory trust formed on March 26, 2018, and structured as an externally managed, non-diversified, closed-end management investment company. On October 26, 2018, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (a “RIC”) under the Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
We are externally managed by Blackstone Credit BDC Advisors LLC (the “Adviser”), an affiliate of Blackstone Alternative Credit Advisors LP (the “Administrator” and, collectively with its affiliates in the credit, asset based finance and insurance asset management business unit of Blackstone Inc. (“Blackstone”), “Blackstone Credit & Insurance,” or “BXCI,”) provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the “Administration Agreement”). References herein to information about Blackstone Credit & Insurance from December 31, 2023 or prior refers solely to the Adviser and Blackstone Alternative Credit Advisors LP, collectively with their credit-focused affiliates within Blackstone Credit & Insurance.
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
Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in secured debt investments. Our portfolio is composed primarily of first lien senior secured and unitranche loans. To a lesser extent, we have and may continue to also invest in second lien, third lien, unsecured or subordinated loans and other debt and equity securities. In limited instances we may retain the “last out” portion of a first-lien loan. In such cases, the “first out” portion of the first lien loan would receive priority with respect to payment over our “last out” position. In exchange for the higher risk of loss associated with such “last out” portion, we would earn a higher rate of interest than the “first out” position. We do not currently expect to focus on investments in issuers that are distressed or in need of rescue financing. Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Blackstone Credit & Insurance funds.
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
On October 28, 2021, the Company priced its initial public offering (“IPO”), and the Company's common shares of beneficial interest (“Common Shares”) began trading on the New York Stock Exchange (“NYSE”). See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 8. Net Assets” for further details.

Our Investment Adviser
Our investment activities are managed by our Adviser, a subsidiary of Blackstone Alternative Credit Advisors LP. The principal executive offices of our Adviser are located at 345 Park Avenue, 31st Floor New York, NY, 10154. Our Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.
In conducting our investment activities, we believe that we benefit from the significant scale and resources of Blackstone Credit & Insurance, including our Adviser and its affiliates, subject to the policies and procedures of Blackstone regarding the management of conflicts of interest. In order to source transactions, the Adviser utilizes its significant access to transaction flow, along with its trading platform. The Adviser seeks to generate investment opportunities through direct origination channels as well as through syndicate and club deals. With respect to Blackstone Credit & Insurance’s origination channel, the global presence of Blackstone Credit & Insurance generates access to a substantial amount of directly originated transactions with what we believe to be attractive investment characteristics. With respect to syndicate and club deals (i.e., where a limited number of investors participate in a loan transaction), Blackstone Credit & Insurance has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. Blackstone Credit & Insurance also has a significant trading platform, which, we believe, allows us access to the secondary market for investment opportunities. Blackstone Credit & Insurance employs a rigorous investment process and defensive investment approach to evaluate all potential opportunities with a focus on long-term credit performance and principal protection. The investment professionals employed by Blackstone Credit & Insurance have spent their careers developing the resources necessary to invest in private companies. Before undertaking an investment, the Adviser’s transaction team conducts a thorough and rigorous due diligence review of the opportunity to ensure the portfolio company fits our investment strategy.
Our Adviser’s investment committee (the “Investment Committee”) is responsible for reviewing and approving our investment opportunities. The Adviser’s Investment Committee review process is consensus-driven, multi-step and iterative, and occurs in parallel with the diligence and structuring of investments. Others who participate in the Investment Committee process include the team responsible for conducting due diligence, others on the investing team and other senior members of Blackstone and Blackstone Credit & Insurance.
We have agreed to pay our Adviser a management fee at an annual rate of 1.0% of the average value of our gross assets at the end of the two most recently completed calendar quarters. We also pay the Adviser an income based incentive fee based on our aggregate pre-incentive fee net investment income from the calendar quarter then ending and the eleven preceding calendar quarters. See “Investment Advisory Agreement” for more information.
The members of the senior management and Investment Team of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. As a result, the Adviser, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated equipment funds. See “Item 1A. Risk Factors—Risks Related to the Adviser and Its Affiliates and –Allocation of Investment Opportunities and Potential Conflicts of Interests and –Allocation of Investment Opportunities and Potential Conflicts of Interests” for more information.
Our Administrator
Blackstone Alternative Credit Advisors LP, a Delaware limited partnership, serves as our Administrator. The principal executive offices of our Administrator are located at 345 Park Avenue, New York, New York 10154. We reimburse the Administrator for its costs, expenses and allocable overhead (including rent, office equipment and utilities) in connection with administrative services performed for us. See “Administration Agreement” for more information.
Blackstone Credit & Insurance
Blackstone Credit & Insurance is the credit, asset based finance and insurance asset management business unit of Blackstone, which is the largest alternative asset manager in the world with leading investment businesses across asset classes. Blackstone’s platform provides significant competitive advantages including scale, expertise across industries and capital structures, and deep relationships with companies and financial sponsors.

Blackstone’s four business segments are real estate, private equity, credit and insurance, and hedge fund solutions. Through its different investment businesses, as of December 31, 2023, Blackstone had total assets under management (“AUM”) of more than $1 trillion. As of December 31, 2023, Blackstone Credit & Insurance’s asset management operation had aggregate AUM of $318.9 billion across private corporate credit, liquid corporate credit, and infrastructure and asset based credit. Blackstone Credit & Insurance’s total AUM includes AUM of a platform managed by Harvest Fund Advisors LLC (“Harvest”), which primarily invests in publicly traded energy infrastructure, renewables and master limited partnerships holding midstream energy assets in North America. Effective the second quarter of 2024, Harvest will be included in Blackstone Alternative Asset Management, which will be renamed Blackstone Multi-Asset Investing effective the first quarter of 2024.
Blackstone Credit & Insurance, through its affiliates, employed 626 people headquartered in New York and in offices globally as of January 1, 2024. Blackstone Credit & Insurance’s 360-person private credit investment team also includes an 84-person Chief Investment Office team, which consists of individuals focused on Underwriting & Execution, Capital Formation, Asset Allocation, Structuring, Asset Management, Portfolio Insights, and Portfolio Analytics. Blackstone Credit & Insurance’s Senior Managing Directors have on average 24 years of industry experience.
Market Opportunity
We believe that there are and will continue to be significant investment opportunities in the targeted asset classes discussed below.
Attractive Opportunities in Floating Rate, Senior Secured Loans
We believe that opportunities in senior secured loans are significant because of the strong defensive characteristics of this asset class. While there is inherent risk in investing in any securities, senior secured debt is on the top of the capital structure and thus has priority in payment among an issuer’s security holders (i.e., senior secured debt holders are due to receive payment before junior creditors and equity holders). Further, these investments are secured by the issuer’s assets, which may be collateralized in the event of a default, if necessary. Senior secured debt often has restrictive covenants for the purpose of additional principal protection and ensuring repayment before junior creditors (i.e., most types of unsecured bondholders, and other security holders) and preserving collateral to protect against credit deterioration. The senior secured loans we invest in will generally pay floating interest rates based on a variable base rate, such as the Secured Overnight Financing Rate (“SOFR”). We expect that our loans will generally pay floating interest rates and are likely to benefit from a rising rate environment. With base rates (3 month SOFR) at approximately 5.33% as of December 29, 2023, we believe the market provides an attractive opportunity to generate strong all-in yields and risk-adjusted returns for investors.
Opportunity in U.S. Private Companies
In addition to investing in senior secured loans generally, we believe that the market for lending to private companies, which includes larger and middle market private companies within the United States, is underserved and presents a compelling investment opportunity. We believe that the following characteristics support our belief:
Secular Tailwinds in the Private Market, Including Private Credit. One of the important drivers of growth in the strategy is the increasing secular tailwinds in the private markets (i.e., social or economic trends positively impacting private markets), including growing demand for private credit, which has created attractive opportunities for private capital providers like Blackstone Credit & Insurance. Private equity funds with strategies focused on North America had approximately $1.5 trillion of “dry powder” (i.e., uncalled capital commitments) (as of December 31, 2023, as published by Preqin as of February 22, 2024), which should similarly drive demand for private capital providers like Blackstone Credit & Insurance. This shift is partially due to traditional banks continuing to face regulatory limitations and retreating from the space, creating additional opportunities for private credit to take advantage of. Further, financial sponsors and companies are becoming increasingly interested in working directly with private lenders as they are seeing the tremendous benefits versus accessing the public credit markets. The Company believes some of these benefits include faster execution and greater certainty, ability to partner with sophisticated lenders, a more efficient process, and in some instances fewer regulatory requirements. As a result, Blackstone Credit & Insurance benefits from increasing flow of larger scale deals that have become increasingly available to the direct lending universe over traditional banks and other financing institutions.

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
Limited Investment Competition. Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to companies. As tracked by Leverage Commentary & Data (LCD), private credit markets financed 177 leveraged buyouts (“LBO”) (86% of total LBOs in 2023) compared to the publicly syndicated markets, which financed only 28 (14% of total LBOs in 2023). In addition, due to bank consolidation, the number of banks has also declined during the past several decades, furthering the lack of supply in financing to private companies.
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
Blackstone Credit & Insurance Strengths
Blackstone Credit & Insurance is one of the largest private credit investment platforms globally and a key player in the direct lending space. Blackstone Credit & Insurance has experience scaling funds across its platform that invest in all parts of the capital structure. Blackstone Credit & Insurance focuses on transactions where it can differentiate itself from other providers of capital, targeting large transactions and those where Blackstone Credit & Insurance can bring its expertise and experience in negotiating and structuring. We believe that Blackstone Credit & Insurance has the scale and platform to effectively manage a North American private credit investment strategy, offering investors the following potential strengths:
Ability to Provide Scale, Differentiated Capital Solutions. We believe that the breadth and scale of Blackstone Credit & Insurance’s platform, with $318.9 billion AUM as of December 31, 2023, and affiliation with Blackstone provide a distinct advantage in sourcing and deploying capital toward proprietary investment opportunities including those that are large and complex. Blackstone Credit & Insurance is invested in over 4,500 corporate issuers across portfolios globally1 and offers its clients and borrowers a comprehensive solution across corporate and asset-based, as well as investment grade and non-investment grade credit. Blackstone Credit & Insurance expects that in the current environment, where committed capital from banks remains scarce, that the ability to provide flexible, well-structured capital commitments in appropriate sizes will enable Blackstone Credit & Insurance to command more favorable terms for its investments. Blackstone Credit & Insurance seeks to generate investment opportunities through its direct origination channels and through syndicate and club deals (generally, investments made by a small group of investment firms). With respect to Blackstone Credit & Insurance’s origination channel, we seek to leverage the global presence of Blackstone Credit & Insurance to generate access to a substantial amount of directly originated transactions with attractive investment characteristics. We believe that the broad network of Blackstone Credit & Insurance provides a significant pipeline of investment opportunities for us. With respect to syndicate and club deals, Blackstone Credit & Insurance has built a network of relationships with commercial and investment banks, finance companies and other investment funds. Blackstone Credit & Insurance also has a significant trading platform, which, we believe, allows us access to the secondary market for investment opportunities.
Established Origination Platform with Strong Credit Expertise. The global presence of Blackstone Credit & Insurance generates access to a substantial amount of directly originated transactions with what Blackstone Credit & Insurance believes to be attractive investment characteristics. Over the last several years, Blackstone Credit & Insurance has expanded its origination and sponsor coverage footprint with regional offices in select markets. We anticipate capitalizing on Blackstone Credit & Insurance’s global footprint and broad and diverse origination platform to provide, primarily, senior secured financings.
1 As of December 31, 2023. Reflects unique corporate issuers across funds and accounts managed by Liquid Credit Strategies, Private Credit Strategies, Infrastructure & Asset Based Credit.

We believe that Blackstone Credit & Insurance’s strong reputation and longstanding relationships with corporate boards, management teams, leveraged buyout sponsors, financial advisors, and intermediaries position Blackstone Credit & Insurance as a partner and counterparty of choice and provides us with attractive sourcing capabilities. In Blackstone Credit & Insurance’s experience, these relationships help drive substantial proprietary deal flow and insight into investment opportunities.
Blackstone Credit & Insurance believes that having one team responsible for private origination allows us to leverage the strengths and experiences of investment professionals to deliver the leading financing solutions to our companies. The team has operated through multiple industry cycles, with deep credit expertise, providing them valuable experience and a long-term view of the market. The team is also focused on making investments in what are characterized as “good neighborhoods,” which are industries experiencing favorable tailwinds, such as life sciences, software & technology, and renewable energy. In addition, the team is able to leverage the expertise of other parts of Blackstone’s business that specialize in these fields.
Additionally, over the last several years, Blackstone Credit & Insurance has expanded its North American origination and sponsor coverage footprint by opening regional offices in select markets. Blackstone Credit & Insurance has investment professionals across North America, Europe, Asia and Australia, and has developed a reputation for being a valued partner with the ability to provide speed, creativity, and assurance of transaction execution. We believe Blackstone Credit & Insurance’s global presence may help Blackstone Credit & Insurance to more effectively source investment opportunities from mid-sized leveraged buyout sponsors, thereby potentially strengthening the Blackstone Credit & Insurance brand.
Value-Added Capital Provider and Partner Leveraging the Blackstone Credit & Insurance Value Creation Program. Blackstone Credit & Insurance has established a reputation for providing creative, value-added solutions to address a company’s financing requirements and we believe our ability to solve a need for a company can lead to attractive investment opportunities. In addition, Blackstone Credit & Insurance has access to the significant resources of the Blackstone platform, including the Blackstone Credit & Insurance Value Creation Program (“Value Creation Program”), which is a global platform that intends to help Blackstone Credit & Insurance investments create meaningful value by leveraging the scale, network, and expertise within the Blackstone platform. Specifically, the Value Creation Program focuses on three areas of improvement (i) reducing costs by leveraging the scale and purchasing power of Blackstone through our Group Purchasing Organization, preferred partnerships, and the Blackstone Sourcing Center, (ii) identifying cross-sell opportunities across Blackstone’s portfolio for potential introductions to other Blackstone portfolio companies, which includes a network of over 350 Blackstone portfolio companies as of December 31, 2023 and (iii) providing valuable access to industry and functional experts both within the Blackstone organization (including the Blackstone Portfolio Operations team which consists of over 100 internal resources as of December 31, 2023) who are focused on areas such as cybersecurity, ESG, data science, healthcare, human resources, information technology, among others, and the network among portfolio companies. Through the Value Creation Program, which BXSL portfolio companies can fully access, Blackstone has generated meaningful revenue for Blackstone portfolio companies through cross-sell introductions across Blackstone and created over $3.5 billion of implied enterprise value across Blackstone Credit & Insurance.2
Flexible Investment Approach. Blackstone Credit & Insurance believes that the ability to invest opportunistically throughout a capital structure is a meaningful strength when sourcing transactions and enables the Company to seek investments that provide the best risk/return proposition in any given transaction. Blackstone Credit & Insurance’s creativity and flexibility with regard to deal-structuring distinguishes it from other financing sources, including traditional mezzanine providers, whose investment mandates are typically more restrictive. Over time, Blackstone Credit & Insurance has demonstrated the ability to negotiate favorable terms for its investments by providing creative structures that add value for an issuer. Blackstone Credit & Insurance will continue to seek to use this flexible investment approach to focus on principal preservation, while generating attractive returns throughout different economic and market cycles.
2 Amounts presented are since inception of the Value Creation Program in 2016, and data presented is based on internal Blackstone data recorded and not from financial statements of portfolio companies. Represents (a) identified total cost reduction at the time cost is benchmarked with portfolio companies, multiplied by (b) enterprise value multiple at the time of Blackstone Credit & Insurance’s initial investment. The number is presented for illustrative purposes and does not reflect actual realized proceeds to Blackstone Credit & Insurance or to the equity sponsor or the company, and there can be no assurance that realized proceeds received by Blackstone or any investor in a Blackstone fund, including us, will be increased as a result.

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
Disciplined Investment Process and Income-Oriented Investment Philosophy. Blackstone Credit & Insurance employs a rigorous investment process and defensive investment approach to evaluate all potential opportunities with a focus on long-term credit performance and principal protection. We believe Blackstone Credit & Insurance has generated attractive risk-adjusted returns in its investing activities throughout many economic and credit cycles by (i) maintaining its investment discipline; (ii) performing intensive credit work; (iii) carefully structuring transactions; and (iv) actively managing its portfolios. Blackstone Credit & Insurance’s investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies, which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation. Additionally, Blackstone Credit & Insurance’s senior investment professionals have dedicated their careers to the leveraged finance and private equity sectors, and we believe that their experience in due diligence, credit analysis and ongoing management of investments is invaluable to the success of the North America direct lending investment strategy. Blackstone Credit & Insurance generally targets businesses with leading market share positions, sustainable barriers to entry, high free cash flow generation, strong asset values, liquidity to withstand market cycles, favorable underlying industry trends, strong internal controls and high-quality management teams.
Strong Investment Track Record. Blackstone Credit & Insurance’s track record in private debt lending and investing in below investment grade credit dates back to the inception of Blackstone Credit & Insurance. Since 2005 through December 31, 2023, Blackstone Credit & Insurance has provided approximately $164 billion in capital in privately-originated transactions3. Blackstone Credit & Insurance believes that the depth and breadth of its team provides it with a significant competitive advantage in sourcing product on a global basis, structuring transactions and actively managing investments in the portfolio.
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
Investment Strategy
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We seek to meet our investment objectives by:
•utilizing the experience and expertise of the management team of the Adviser, along with the broader resources of Blackstone Credit & Insurance, which include its access to the relationships and human capital of Blackstone Credit & Insurance’s parent, Blackstone, in sourcing, evaluating and structuring transactions, subject to Blackstone’s policies and procedures regarding the management of conflicts of interest;
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
•focusing primarily on loans and securities of private U.S. companies, including syndicated loans, specifically larger and middle market companies. In many market environments, we believe such a focus offers an opportunity for superior risk-adjusted returns;
3Includes invested and committed capital for privately originated and anchor investments across private credit strategies and vehicles since 2005, including Direct Lending, Sustainable Resources, Mezzanine, and Opportunistic. Excludes liquid credit strategy investments.

•maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within our portfolio; and
•utilizing the power and scale of Blackstone and the Blackstone Credit & Insurance platform to offer operational expertise to portfolio companies through the Blackstone Credit & Insurance Value Creation Program.
Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in secured debt investments and our portfolio is composed primarily of first lien senior secured and unitranche loans. To a lesser extent, we have and may continue to also invest in second lien, third lien, unsecured or subordinated loans and other debt and equity securities. In limited instances we may retain the “last out” portion of a first-lien loan. In such cases, the “first out” portion of the first lien loan would receive priority with respect to payment over our “last out” position. In exchange for the higher risk of loss associated with such “last out” portion, we would earn a higher rate of interest than the “first out” position. We do not currently focus on investments in issuers that are distressed or in need of rescue financing. Subject to the limitations of the 1940 Act, we may invest in loans or other securities the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Blackstone Credit & Insurance funds.
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
Broad Exposure. The Adviser seeks to invest broadly among industries and issuers, thereby potentially reducing the risk of a downturn in any one company or industry having a disproportionate impact on the value of the Company’s portfolio.

Viable Exit Strategy. In addition to payments of principal and interest, we expect the primary methods for the strategy to realize returns on our investments include refinancings, sales of portfolio companies, and in some cases initial public offerings and secondary offerings. While many debt instruments in which we will invest have stated maturities of five to eight years, we expect the majority to be redeemed or sold prior to maturity. These instruments often have call protection that requires an issuer to pay a premium if it redeems in the early years of an investment. The Investment Team regularly reviews investments and related market conditions in order to determine if an opportunity exists to realize returns on a particular investment. We believe the ability to utilize the entire resources of Blackstone Credit & Insurance, including the public market traders and research analysts, allows the Adviser to gain access to current market information where the opportunity may exist to sell positions into the market at attractive prices.
Investment Process Overview
Our investment activities are managed by our Adviser. The Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.
The investment professionals employed by Blackstone Credit & Insurance have spent their careers developing the resources necessary to invest in private companies. Our transaction process is highlighted below.
Sourcing and Origination
The private credit investment team, comprised of 97 dedicated investment professionals as of January 1, 2024, is responsible for establishing regular dialogue with, and coverage of, the financial advisory, corporate issuer, financial sponsor, legal and restructuring communities. The team also has regular contact with Wall Street firms, business brokers, industry executives and others who help identify direct origination investment opportunities. Blackstone Credit & Insurance seeks to be a value-added partner to its counterparties in connection with their capital needs, and believes that these relationships have driven, and will continue to drive, substantial proprietary deal flow and insight into investment opportunities.
BXSL will seek to generate investment opportunities primarily through direct origination channels. The global presence of Blackstone Credit & Insurance generates access to a substantial amount of directly originated transactions with what it believes to be attractive investment characteristics. Blackstone Credit & Insurance’s team covers over 200 sponsors with a primary focus on what it believes are the largest, highest quality, and most-well capitalized sponsors, leading to substantial repeat counterparties and making Blackstone Credit & Insurance a partner of choice to these sponsors. In addition to the depth and breadth of Blackstone Credit & Insurance’s relationships, sponsor and advisor partners also seek to transact with 'Blackstone Credit & Insurance due to its value-add through the Value Creation Program by not only helping companies with operational support, but also enhancing revenue generation and cost savings opportunities for Blackstone Credit & Insurance’s portfolio companies, all of which further contribute to its origination efforts. With respect to syndicate and club deals, Blackstone Credit & Insurance has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. Blackstone Credit & Insurance also has a $109 billion Liquid Credit platform, which, we believe, allows us access to the secondary market for investment opportunities. Blackstone Credit & Insurance covers over 4,500 issuers across its $318.9 billion platform which we believe offers us deep insight across all sectors and industries in our market.
Blackstone Credit & Insurance aims to leverage the broader Blackstone network to generate additional deal flow. Blackstone’s Private Equity platform has been built over the past 35 years and invests globally across industries in both established and growth-oriented structures. Blackstone’s Real Estate group is among the largest owners of commercial real estate in the world. Blackstone’s General Partnership Stakes group, seeks to serve as a strategic partner to talented managers at all stages of their life cycles and help them build enduring franchises. Through such other business units of Blackstone, Blackstone Credit & Insurance aims to increase its connectivity and deepen sponsor relationships.
We believe that Blackstone Credit & Insurance’s strong reputation and longstanding relationships with its broad network will help drive substantial proprietary deal flow and provide a significant pipeline of investment opportunities for us.

Evaluation and Due Diligence
The hallmark of Blackstone Credit & Insurance’s approach to investing will continue to be defined by a rigorous due diligence process focused on downside protection and capital preservation. This process includes a thorough business review of the industry, competitive landscape, products, customers, returns on capital, strength of management team and consultation with outside advisors and industry experts, and benefits from Blackstone’s global platform, offering broad access and insight. When a new investment opportunity is sourced, the Blackstone Credit & Insurance team spends time with management, analyzing the company’s assets and its financial position. This initial assessment is then followed by extensive credit analysis, including asset valuation work; financial modeling and scenario analysis; cash flow and liquidity analyses; and legal, tax and accounting review. Blackstone Credit & Insurance’s diligence process will also include a detailed review of key qualitative factors, including the strength of management, quality / strategic value of the company’s assets, and potential operational risks. Further detail on this process is outlined below.
Initial Review. The investment team examines information furnished by the target company and external sources, including financial sponsors, banks, advisors and rating agencies, if applicable, to determine whether the investment meets our basic investment criteria within the context of proper allocation of our portfolio among various issuers and industries, and offers an acceptable probability of attractive returns with identifiable downside risk. Blackstone Credit & Insurance conducts detailed due diligence investigations. Given its incumbent positions, for the majority of securities available on the secondary market, a comprehensive analysis is conducted and continuously maintained by a dedicated Blackstone Credit & Insurance research analyst, the results of which are available for the transaction team to review.
Credit Analysis/Due Diligence. Before undertaking an investment, the investment team conducts a thorough and rigorous due diligence review of the opportunity to ensure the company fits our investment strategy for originated investments, which may include:
•a full operational analysis to identify the key risks and opportunities of the target’s business, including a detailed review of historical and estimated financial results;
•a detailed analysis of industry and customer dynamics, competitive position, regulatory, tax, legal, environmental, social and governance matters;
•a detailed financial modeling and scenario analysis;
•reference calls within the Blackstone network on the company and relevant industry outlook;
•on-site visits and customer and supplier reference calls, if deemed necessary;
•background checks to further evaluate management and other key personnel;
•a review by legal and accounting professionals, environmental or other industry consultants, if necessary;
•a review of financial sponsor due diligence, including portfolio company and lender reference checks, if necessary; and
•a review of management’s experience and track record.
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
The foregoing initial assessment is then followed by extensive credit analysis, including asset valuation, financial analysis, cash flow analysis and scenario analysis, legal and accounting review, and comparable credit and equity analyses. A thorough assessment of structure and leverage of a transaction and how the particular investment fits into the overall investment strategy of the portfolio is conducted. Blackstone Credit & Insurance’s typical investment process (including diligence) for an originated investment opportunity typically spans two to six months, from the initial screen through final approval and funding. Depending on the deal, each investment team typically consists of four to five investment professionals, consisting of a senior managing director, managing director, principal or vice president and associate and/or analyst.

The Investment Committee utilizes a consensus-driven approach and includes long-tenured professionals that have been with Blackstone Credit & Insurance on average of over 15 years and have over 22 years of industry experience: Brad Marshall, Michael Zawadzki, Michael Carruthers, Brad Colman, Robert Horn, Valerie Kritsberg, Daniel Oneglia, Viral Patel, Robert Petrini and Louis Salvatore. For transactions above certain size parameters, others who participate in the Investment Committee process include members of Blackstone senior leadership, Jon Gray, Michael Chae, Vik Sawhney, and Ken Caplan, as well as others on the investment team responsible for conducting due diligence, and other senior members of Blackstone Credit & Insurance and broader Blackstone. For certain investments, generally smaller investments where the Company is participating alongside other lenders in a “club” deal, providing an anchor order or purchasing broadly syndicated loans, the Investment Committee has delegated the authority to make an investment decision to the CIO or Portfolio Manager of a strategy or fund.
The Investment Committee review process is multi-step and iterative and occurs in parallel with the diligence and structuring of investments. The initial investment screening process involves an Investment Committee “Heads-Up” review presentation by the senior managing director leading a given transaction and members of the investment team. The Heads-Up review involves the production of a short memorandum with a focus on the following diligence items: an early diligence review of the underlying business fundamentals; expected return potential; expected investment size; assessment of key risks; and an appropriate initial diligence plan. At this point in the decision-making process, the Investment Committee will decide whether or not the investment team should proceed with deeper diligence on the investment opportunity.
Once in-depth diligence has commenced, the investment team compiles its findings, credit risks and mitigants, and preliminary transaction recommendation into a memorandum that is presented to a select group of senior managing directors in a weekly forum referred to as “Office Hours.” Office Hours provides a subset of the Investment Committee the opportunity to review the investment team’s detailed diligence findings in advance of presenting to the full Investment Committee, and to pose questions and recommendations to the investment team regarding its credit evaluation.
The ultimate results and findings of the investment analysis, including any follow up diligence items identified at Office Hours, are compiled in comprehensive investment memoranda that are used as the basis to support the investment thesis and are utilized by the Investment Committee (or delegate, if applicable) for final investment review and approval.
Each investment requires the consent of the Investment Committee (or delegate, if applicable), which may emphasize the following key criteria (among others) in making a decision:
•Company Analysis: Does the company meet the below key investment criteria?
◦Leading market share position
◦Consistent revenue growth
◦Sustainable barriers to entry that drive pricing power
◦High quality management team
◦Stable financials: strong free cash flow generation, high earnings before interest and tax margins
◦Conservative capital structure with significant underlying equity value
◦Liquidity to withstand market cycles
•Industry Analysis: Is there a favorable industry structure with respect to customers, suppliers and regulation?
•Due Diligence: Have we fully diligenced each of the investment criteria? Have we completely vetted each of the risk factors identified throughout the diligence and Investment Committee process?
•Risk of Principal Loss & Risk/Reward: What is the expected risk of default on the investment? What is the expected recovery in a severe downside case?
•Valuation: What is the intrinsic value of the business? How has the business historically generated returns on capital? Will these returns continue in the future? What growth opportunities does the business have, if any? Is there substantial equity value to support the capital structure?

•Sponsor and Management: Is the sponsor and management someone we want to partner with? Are their incentives aligned with ours?
•Documentation: Do the key terms of the transaction documentation protect us sufficiently?
•Portfolio Construction: Does the investment fit the broader portfolio? Are we too concentrated with a particular sponsor or industry?
•Return Hurdles: Is the investment expected to generate a rate of return that meets the Company’s objectives?
•Exit Plan: Do we expect refinancings, a sale of the company, or other exit opportunities?
Portfolio Monitoring
Active management of our investments is performed by the team responsible for making the initial investment as well as by members of the Office of the CIO. Blackstone Credit & Insurance believes that actively managing an investment allows it to identify problems early and work with companies to develop constructive solutions when necessary. Blackstone Credit & Insurance will monitor our portfolio with a focus toward anticipating negative credit events. In seeking to maintain portfolio company performance and help to ensure a successful exit, Blackstone Credit & Insurance will work closely with, as applicable, the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.
Typically, Blackstone Credit & Insurance will receive financial reports detailing operating performance, sales volumes, margins, cash flows, financial position and other key operating metrics on a monthly or quarterly basis from portfolio companies. Blackstone Credit & Insurance will use this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing rigorous assessment of the company’s operating performance and prospects.
While the initial investment team remains primarily responsible for the collection, analysis, and dissemination of financial information received from portfolio companies, portfolio managers and members of the Office of the CIO, consisting of 84 professionals as of January 1, 2024, also review portfolio reporting on a daily, weekly, and monthly basis to identify early signs of outperformance or underperformance. Blackstone Credit & Insurance maintains several formal forums to review and monitor the portfolio. Quarterly portfolio reviews are conducted to identify broad trends across the portfolio and assess recent performance. Blackstone Credit & Insurance conducts industry-specific reviews across both our private and liquids businesses to provide in-depth insights into particular sectors, bringing together comprehensive insights across our platform. In addition, weekly portfolio review committees and monthly Watch List Committee meetings are used for in-depth reviews of credits, as further described below.
In instances of weaker than expected performance, members of the Office of the CIO, including 24 professionals dedicated to portfolio and asset management, may work closely with deal teams to review and diligence the source of underperformance, re-underwrite the business, and develop a comprehensive strategy for go-forward management of the position. Blackstone Credit & Insurance’s Asset Management Group, housed within the Office of the CIO, comprises a team of functionally-oriented professionals focused on three verticals: Financial Solutions, Operational Asset Management, and Legal / Restructuring. Financial Solutions provides detailed financial analysis, re-underwriting capabilities, and support for portfolio companies such as cash flow estimates or other financial management tools, as needed. Operational Asset Management assesses portfolio company processes, management, and operational capabilities to support and drive operational improvements. Operational Asset Management also is responsible for our Blackstone Credit & Insurance Value Creation Program, which leverages the scale of the broader Blackstone platform in order to improve operations and profitability at Blackstone Credit & Insurance portfolio companies.

Financial reporting for portfolio companies is reviewed on a daily, weekly and monthly basis by deal teams and members of the Office of the CIO, including the Asset Management Group. Blackstone Credit & Insurance utilizes a series of proprietary portfolio dashboards and automated reports to ensure responsible parties receive detailed information on a timely basis. Each week, all financial reporting results across the portfolio are aggregated and distributed to the portfolio management team for review. Portfolio company performance updates, including recent developments and go-forward action plans for underperforming assets, are reviewed at portfolio review committee and Watch List Committee meetings. Individual credits are discussed in depth at weekly portfolio review committee meetings, which include members of the Investment Committee. Our formal watch list, which is managed by the Office of the CIO, is reviewed at monthly Watch List Committee meetings, with interim updates as needed.
The Watch List Committee is comprised of members of the Investment Committee and includes investment professionals from both our Liquid Credit and Private Credit businesses. On a quarterly basis, the watch list is also reviewed in depth with Blackstone senior management including President and COO Jonathan Gray, CFO Michael Chae, and Global Co-CIO Ken Caplan.
Valuation Process. Each quarter, we will value investments in our portfolio, and such values will be disclosed each quarter in reports filed with the SEC. With respect to investments for which market quotations are not readily available, the Board of Trustees reviews the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith, based on the input of the Audit Committee, the Adviser’s valuation committee and where applicable, the independent valuation firms and other external service providers, based on procedures adopted by, and subject to the supervision of, the Board of Trustees.
Managerial Assistance. As a BDC, we must offer, and provide upon request, significant managerial assistance to certain of our portfolio companies except where the Company purchases securities of an issuer in conjunction with one or more other persons acting together, one of the other persons in the group makes available such managerial assistance. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance, including through the Blackstone Credit & Insurance Value Creation Program. The Adviser and the Administrator will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than the Adviser, will retain any fees paid for such assistance.
Exit
In addition to payments of principal and interest, we expect the primary methods for the strategy to realize returns on its investments to include refinancings, sales of portfolio companies, and in some cases initial public offerings and secondary offerings. While many debt securities in which we will invest have stated maturities of five to seven years, based on Blackstone Credit & Insurance’s past experience, we believe most of these securities will be redeemed or sold prior to maturity. These securities often have call protection that requires an issuer to pay a premium if it redeems in the early years of an investment. However, there is no assurance that our investments will achieve realization events as a result of refinancings, sales of portfolio companies or public offerings and these realization events will become more unlikely when conditions in the credit and capital markets have deteriorated.
The investment team regularly reviews investments and related market conditions in order to determine if an opportunity exists to realize returns on a particular investment. We believe the Adviser’s ability to utilize the entire resources of Blackstone Credit & Insurance, including the public market traders, research analysts and capital markets functions, allows the Adviser to gain access to current market information where the opportunity may exist to sell positions into the market at attractive prices.
Allocation of Investment Opportunities and Potential Conflicts of Interest
Blackstone Credit & Insurance, including the Adviser, provides investment management services to other registered investment companies, investment funds, client accounts and proprietary accounts that Blackstone Credit & Insurance may establish (other than the Company) (collectively the “Other Blackstone Credit & Insurance Clients”). In addition, Blackstone provides investment management services to other registered investment companies, investment funds, client accounts and proprietary accounts that Blackstone may establish (together with the Other Blackstone Credit & Insurance Clients, the “Other Clients”). See “Item 1A. Risk Factors—Risks Related to the Adviser and Its Affiliates—There may be conflicts of interest related to obligations that the Adviser’s senior management and Investment Team have to other clients.”

Blackstone Credit & Insurance will share any investment and sale opportunities with its other clients and the Company in accordance with the Investment Advisers Act of 1940, as amended (the “Advisers Act”) and firm-wide allocation policies, which generally provide for sharing pro rata based on targeted acquisition size or targeted sale size. Subject to the Advisers Act and as further set forth in this annual report, certain other clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such other clients’ respective governing agreements.
In addition, as a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely in certain circumstances limit the Company’s ability to make investments or enter into other transactions alongside other clients.
Co-Investment Relief
We have in the past co-invested, and in the future may co-invest, with certain affiliates of the Adviser. We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions which could limit our ability to participate in co-investment transactions. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Co-Investment Relief.”
Investments
As of December 31, 2023 the fair value of our investments was $9,868.4 million in 196 portfolio companies.
As of December 31, 2023 the Company had unfunded delayed draw terms loans and revolvers in the aggregate principal amount of $985.9 million.
See the Consolidated Schedule of Investments as of December 31, 2023 in our consolidated financial statements in “Item 8. Consolidated Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.
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
Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2023 and December 31, 2022, the Company’s asset coverage was 200.3% and 174.8%, respectively.
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
Management Fees
The management fee is payable quarterly in arrears at an annual rate 1.0% (which rate was 0.75% prior to the IPO) of the average value of our gross assets at the end of the two most recently completed calendar quarters. For purposes of the Investment Advisory Agreement, “gross assets” means our total assets determined on a consolidated basis in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding undrawn commitments but including assets purchased with borrowed amounts. For the quarter in which the IPO occurred, the management fee was calculated at a weighted rate calculated based on the fee rates applicable before and after the IPO based on the number of days in such calendar quarter before and after the IPO.
In order to maintain the same management fee arrangement that the Company had in place prior to the IPO for a period of time following the IPO, the Adviser voluntarily waived its right to receive the base management fee in excess of 0.75% of the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters from the date of consummation of the IPO through the two year anniversary of the consummation of the IPO (the “Waiver Period”). The Waiver Period ended on October 28, 2023. As a result of the fee waiver, the pre-listing management fee and incentive fee rates paid by the Company to the Adviser did not increase during the Waiver Period. Amounts waived by the Adviser are not subject to recoupment by the Adviser.
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
Pursuant to the Investment Advisory Agreement, the Company is required to pay an income based incentive fee of 17.5% (15% prior to the consummation of the IPO), with a 1.5% hurdle and 100% catch-up. The Adviser implemented a voluntary waiver with respect to the income based incentive fee and thereby voluntarily waived its right to receive an income based incentive fee above 15% during the Waiver Period only.
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
•The Adviser will be paid 100% of the pre-incentive fee net investment income in respect of the Trailing Twelve Quarters, if any, that exceeds the hurdle amount for such Trailing Twelve Quarters, but is less than or equal to an amount, which we refer to as the “Catch-up Amount,” determined as the sum of 1.82% (7.27% annualized) (1.76% (7.06% annualized) prior to the end of the Waiver Period), multiplied by the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters that is included in the calculation of the Incentive Fee based on income.
•The Adviser will be paid 17.5% (15% prior to the end of the Waiver Period), of the pre-incentive fee net investment income in respect of the Trailing Twelve Quarters that exceeds the Catch-up Amount.
The amount of the income based incentive fee that will be paid to the Adviser for a particular quarter will equal the excess of (a) the income based incentive fee so calculated over (b) the aggregate income based incentive fee that was paid in respect of the first eleven calendar quarters included in the relevant Trailing Twelve Quarters subject to the Incentive Fee Cap as described below.
The income based incentive fee that will be paid to the Adviser for a particular quarter is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap for any quarter is an amount equal to (a) 17.5% (15% prior to the end of the Waiver Period), of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters minus (b) the aggregate income based incentive fee that was paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters.

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
These calculations are prorated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Adviser with respect to Pre-Incentive Fee Net Investment Income Returns. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a calendar quarter in which we incur an overall loss taking into account capital account losses. For example, if we receive Pre-Incentive Fee Net Investment Income Returns in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses. Because the Waiver Period ended on a date other than the first day of a calendar quarter (the Waiver Period ended on October 28, 2023), the applicable Incentive Fee was calculated for such calendar quarter at a weighted rate calculated based on the fee rates applicable during and after the Waiver Period based on the number of days in such calendar quarter during and after the Waiver Period. In no event will the amendments to the income based incentive fee to include the three year income and total return lookback features allow the Adviser to receive greater cumulative income based incentive fees under the Investment Advisory Agreement than it would have under the prior investment advisory agreement. Amounts waived by the Adviser are not subject to recoupment by the Adviser.
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
(1)Following the end of the Waiver Period, the Catch-up Amount increased to 7.27% annualized and the income based incentive fee increased to 17.5%.
(2)The income based incentive fee is determined on a quarterly basis but has been annualized for purposes of the above diagram. The diagram also does not reflect the Incentive Fee Cap.

(ii) Capital Gains based incentive fees
Since the consummation of the IPO, the second part of the incentive fee, a capital gains incentive fee, has been determined and payable in arrears as of the end of each calendar year in an amount equal to 17.5% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees as calculated in accordance with GAAP.
Prior to the IPO, the second part of the incentive fee, a capital gains incentive fee, was determined and payable in arrears as of the end of each calendar year in an amount equal to 15.0% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees as calculated in accordance with GAAP. However, similar to the voluntary waivers referenced above, the Adviser voluntarily waived its right to receive a capital gains based incentive fee above 15% from the date of consummation of the IPO through the Waiver Period, which ended on October 28, 2023. The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. Amounts waived by the Adviser are not subject to recoupment by the Adviser.
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
Share Repurchase Plan
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
Qualifying Assets. Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “Qualifying Assets” unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:
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
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Definitive Proxy Statement on Schedule 14A, and our trustees, officers and 10% beneficial owners file reports on Forms 3, 4 and 5 pursuant to section 13(a), 15(d) or 16(a) of the 1934 Act. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information. We have made available free of charge on our website (www.bxsl.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, our current reports on Form 8-K and our governing documents.
Item 1A. Risk Factors.
Investing in our shares involves a number of significant risks. In addition to the other information contained in this annual report, shareholders should consider carefully the following information before making an investment in our Common Shares. The risks set forth below are not the only risks we face. Such additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Shares could decline, and shareholders may lose all or part of their investment.
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
Our ability to achieve our investment objectives depends on the ability of the Adviser to manage and support our investment process. If the Adviser or Blackstone Credit & Insurance were to lose any members of their respective senior management teams, our ability to achieve our investment objectives could be significantly harmed.
Since we have no employees, we depend on the investment expertise, skill and network of business contacts of the broader networks of the Adviser and its affiliates. The Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of Blackstone Credit & Insurance and its senior management team. The departure of any members of Blackstone Credit & Insurance’s senior management team could have a material adverse effect on our ability to achieve our investment objectives.

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
The Investment Advisory Agreement has been approved pursuant to Section 15 of the 1940 Act. In addition, the Investment Advisory Agreement has termination provisions that allow the parties to terminate the agreement. The Investment Advisory Agreement may be terminated at any time, without penalty, by us or by the Adviser, upon 60 days’ written notice. If the Investment Advisory Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event the Investment Advisory Agreement is terminated, it may be difficult for us to replace the Adviser.
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
We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products), as well as traditional financial services companies such as commercial banks and other sources of funding. These other BDCs and investment funds might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in U.S. private companies. As a result of these new competitors entering the financing markets in which we operate, competition for investment opportunities in U.S. private companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in U.S. private companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.

We may have difficulty sourcing investment opportunities.
We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all available capital successfully. In addition, privately-negotiated investments in loans and illiquid securities of private middle market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our shares. Our shareholders will have no input with respect to investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our shares. To the extent we are unable to deploy all available capital, our investment income and, in turn, our results of operations, will likely be materially adversely affected. There is no assurance that we will be able to consummate investment transactions or that such transactions will be successful. Blackstone Credit & Insurance, the Company and their affiliates may also face certain conflicts of interests in connection with any transaction, including any warehousing transaction, involving an affiliate.
We face risks associated with the deployment of our capital.
In light of the nature of our periodic public offerings in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying suitable investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares of our Common Shares in any periodic public offering and the time we invest the net proceeds. Our proportion of privately-negotiated investments may be lower than expected. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments, each of which is subject to management fees.
In the event we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our Common Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.
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

As a public reporting company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.
As a public reporting company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
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
Financial regulatory changes in the United States could adversely affect our business.
The financial services industry continues to be the subject of heightened regulatory scrutiny in the United States. There has been active debate over the appropriate extent of regulation and oversight of investment funds and their managers. We may be adversely affected as a result of new or revised regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities and self-regulatory organizations. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations, including with respect to climate change or environmental, social and governance factors, which could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time or buy new technology to comply effectively.
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

We, the Adviser and its affiliates are subject to regulatory oversight, which could negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.
Our business and the businesses of the Adviser and its affiliates are subject to extensive regulation, including periodic examinations, inquiries and investigations which may result in enforcement and other proceedings, by governmental agencies and self-regulatory organizations in the jurisdictions in which we and they operate around the world, including the SEC and various other U.S. federal, state and local agencies. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities.
We, the Adviser and its respective affiliates have received, and may in the future receive, requests for information, inquiries and informal or formal investigations or subpoenas from such regulators from time to time in connection with such inquiries and proceedings and otherwise in the ordinary course of business. These requests could relate to a broad range of matters, including specific practices of our business, the Adviser, our investments or other investments the Adviser or its affiliates make on behalf of their clients, potential conflicts of interest between us and the Adviser or its affiliates, or industry wide practices. SEC actions and initiatives can have an adverse effect on our financial results, including as a result of the imposition of a sanction, a limitation on our, Blackstone’s or our personnel’s activities, or changing our historic practices. Any adverse publicity relating to an investigation, proceeding or imposition of these sanctions could harm our or Blackstone’s reputation and have an adverse effect on our future fundraising or operations. The costs of responding to legal or regulatory information requests, any increased reporting, registration and compliance requirements will be borne by us in the form of legal or other expenses, litigation, regulatory proceedings or penalties, may divert the attention of our management, may cause negative publicity that adversely affects investor sentiment, and may place us at a competitive disadvantage, including to the extent that we, the Adviser or any of its affiliates are required to disclose sensitive business information or alter business practices.
In addition, efforts by the current administration or future administrations could have further impacts on our industry if previously enacted laws are amended or if new legislative or regulatory reforms are adopted. In addition, a future change in administration may lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over the U.S. financial services industry. Such changes would pose uncertainty with respect to such agencies’ ongoing policy priorities and could lead to increased regulatory enforcement activity in the financial services industry. Any changes or reforms may impose additional costs on our current or future investments, require the attention of senior management or result in other limitations on our business or investments. We are unable to predict at this time the likelihood or effect of any such changes or reforms.
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
General economic conditions could adversely affect the performance of our investments and operations.
We and our portfolio companies are susceptible to the effects of economic slowdowns or recessions. The global growth cycle is in a mature phase and signs of slowdown are evident in certain regions around the world, although most economists continue to expect moderate economic growth in the near term, with limited signals of an imminent recession in the U.S. as consumer and government spending remain healthy. Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the effect of the United Kingdom (the “U.K.”) leaving the European Union (the “E.U.”), instability in the Chinese capital markets and the COVID-19 pandemic. Although the broader outlook remains constructive, geopolitical instability continues to pose risk. In particular, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current Administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or the current ongoing conflict between Russia and Ukraine and the escalating conflict in the Middle East, and the rapidly evolving measures in response, could lead to disruption, instability and volatility in the global markets. Certain of our portfolio companies may operate in, or have dealings with, countries subject to sanctions or embargoes imposed by the U.S. government, foreign governments, or the United Nations or other international organizations. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the United States. A decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown, could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common shares. Unfavorable economic conditions would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events may limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.
Any deterioration of general economic conditions may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on the performance and financial results of the Company, and the value and the liquidity of the shares. In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions impacted the value of any collateral securing our senior secured debt in 2023 and may continue to impact such collateral in 2024. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on favorable terms or at all. These events could prevent us from increasing investments and harm our operating results.

In addition, the failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which we and/or our portfolio companies have a commercial relationship could adversely affect, among other things, our and/or our portfolio companies’ ability to pursue key strategic initiatives, including by affecting our or our portfolio company’s ability to access deposits or borrow from financial institutions on favorable terms. Additionally, if a portfolio company or its sponsor has a commercial relationship with a bank that has failed or is otherwise distressed, the portfolio company may experience issues receiving financial support from a sponsor to support its operations or consummate transactions, to the detriment of their business, financial condition and/or results of operations. In addition, such bank failure(s) could affect, in certain circumstances, the ability of both affiliated and unaffiliated co-lenders, including syndicate banks or other fund vehicles, to undertake and/or execute co-investment transactions with the Company, which in turn may result in fewer co-investment opportunities being made available to the Company or impact the Company’s ability to provide additional follow-on support to portfolio companies. The ability of the Company, its subsidiaries and portfolio companies to spread banking relationships among multiple institutions may be limited by certain contractual arrangements, including liens placed on their respective assets as a result of a bank agreeing to provide financing.
Inflation and supply chain risks have had and may continue to have an adverse impact on our financial condition and results of operations.
Inflation in the United States remained elevated throughout 2022 and 2023 and may continue to remain high in the future. While inflation has shown signs of moderating, it remains uncertain whether substantial inflation in the United States will be sustained over an extended period of time or have a significant effect on the United States or other economies. Elevated inflation could have an adverse impact on our operating costs, credit facilities, and general and administrative expenses, as these costs could increase at a rate higher than our revenue. Certain of our portfolio companies are in industries that have been impacted by inflation and global supply chain issues. Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations and such pressures and related volatility may continue during 2024. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.
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
MiFID II obligations could have an adverse effect on the ability of Blackstone Credit & Insurance and its MiFID-authorized EEA affiliates to obtain and research in connection with the provision of an investment service.
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
Therefore, in light of the above, MiFID II could have an adverse effect on the ability of Blackstone Credit & Insurance and its MiFID-authorized EEA affiliates to obtain and to provide research. The new requirements regarding the unbundling of research costs under MiFID II are not consistent with market practice in the United States and the regulatory framework concerning the use of commissions to acquire research developed by the SEC, although the SEC has issued temporary no-action letters to facilitate compliance by firms with the research requirements under MiFID II in a manner that is consistent with the U.S. federal securities laws. Blackstone Credit & Insurance’s access to third-party research may nonetheless be significantly limited. Some EEA jurisdictions extend certain MiFID II obligations also to other market participants (e.g., Alternative Investment Fund Managers) under national law. There is very little guidance, and limited market practice, that has developed in preparation for MiFID II. As such, the precise impact of MiFID II on Blackstone Credit & Insurance and the Company cannot be fully predicted at this stage.
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
Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts, including the current ongoing conflict between Russia and Ukraine and the escalating conflict in the Middle East, have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.
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
Another pandemic or global health crisis like the COVID-19 pandemic may adversely impact our performance and results of operations.
From 2020 to 2022, in response to the COVID-19 pandemic, many countries instituted quarantine restrictions and took other measures to limit the spread of the virus. This resulted in labor shortages and disruption of supply chains and contributed to prolonged disruption of the global economy. A widespread reoccurrence of another pandemic or global health crisis could increase the possibility of periods of increased restrictions on business operations, which may adversely impact our business, financial condition, results of operations, liquidity and prospects materially and exacerbate many of the other risks discussed in this “Risk Factors” section.
In the event of another pandemic or global health crisis like the COVID-19 pandemic, our portfolio companies may experience decreased revenues and earnings, which may adversely impact our ability to realize value from such investments and in turn reduce our performance revenues. Investments in certain sectors, including hospitality, location-based entertainment, retail, travel, leisure and events, and in certain geographies, office and residential, could be particularly negatively impacted, as was the case during the COVID-19 pandemic. Our portfolio companies may also face increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams and limited access or higher cost of financing, which may result in potential impairment of our investments. In addition, borrowers of loans, notes and other credit instruments may be unable to meet their principal or interest payment obligations or satisfy financial covenants, resulting in a decrease in value of our investments. In the event of significant credit market contraction as a result of a pandemic or similar global health crisis, we may be limited in our ability to sell assets at attractive prices or in a timely manner in order to avoid losses and margin calls from credit providers. Shareholders may also be negatively impacted if we experience a decline in the pace of capital deployment or fundraising.
In addition, a pandemic or global health crisis may pose enhanced operational risks. For example, the employees of our Adviser and/or its affiliates may become sick or otherwise unable to perform their duties for an extended period, and extended public health restrictions and remote working arrangements may affect our Adviser and/or its affiliates by impacting employee morale, integration of new employees and preservation of their culture. Remote working environments may also be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Moreover, our third-party service providers could be impacted by an inability to perform due to pandemic-related restrictions or by failures of, or attacks on, their technology platforms.

Cybersecurity and data protection risks could result in the loss of data, interruptions in our business, and damage to our reputation, and subject us to regulatory actions , increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.
Our operations are highly dependent on technology platforms and we rely heavily on Blackstone’s and its affiliates’ analytical, financial, accounting, communications and other data processing systems. Blackstone’s and its affiliates’ systems face ongoing cybersecurity threats and attacks, which could result in the loss of confidentiality, integrity or availability of such systems and the data held by such systems. Attacks on Blackstone’s and/or its affiliates’ systems could involve, and in some instances have in the past involved, attempts intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, or divert or otherwise steal funds, including through the introduction of computer viruses, “phishing” attempts and other forms of social engineering. Attacks on Blackstone’s and/or its affiliates’ systems could also involve ransomware or other forms of cyber extortion. Cyberattacks and other data security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders, such as employees, consultants, independent contractors or other service providers.
There has been an increase in the frequency and sophistication of the cyber and data security threats, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Blackstone and/or its affiliates because they hold a significant amount of confidential and sensitive information about investors, portfolio companies and potential investments. As a result, Blackstone’s and its affiliates’ may face a heightened risk of a security breach or disruption with respect to this information. Measures taken by Blackstone’s and/or its affiliates’ to ensure the integrity of their systems may not provide adequate protection, especially because cyberattack techniques are continually evolving, may persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact of an attack on Blackstone and/or its affiliates’, our investors, our portfolio companies or potential investments. If Blackstone’s and/or its affiliates’ systems or those of third party service providers are compromised either as a result of malicious activity or through inadvertent transmittal or other loss of data, do not operate properly or are disabled, or we fail to provide the appropriate regulatory or other notifications in a timely manner, we could suffer financial loss, increased costs, a disruption of our businesses, liability to our counterparties, portfolio companies or fund investors, regulatory intervention or reputational damage. The costs related to cyber or other data security threats or disruptions may not be fully insured or indemnified by other means.
In addition, we could also suffer losses in connection with updates to, or the failure to timely update, the technology platforms on which we rely. We are reliant on third party service providers for certain aspects of our business, including for our administration, as well as for certain technology platforms, including cloud-based services. These third-party service providers could also face ongoing cybersecurity threats and compromises of their systems and as a result, unauthorized individuals could gain, and in some past instances have gained, access to certain confidential data.
Cybersecurity and data protection have become top priorities for regulators around the world. Many jurisdictions in which we, Blackstone and/or its affiliates operate have laws and regulations relating to privacy, data protection and cybersecurity, including, as examples, the General Data Protection Regulation (“GDPR”) in the European Union, the U.K. Data Protection Act, and the California Privacy Rights Act (“CPRA”). For example, in February 2022, the SEC proposed rules regarding registered investment advisers' and funds' cybersecurity risk management requiring the adoption and implementation of cybersecurity policies and procedures, enhanced disclosure in regulatory filings and prompt reporting of incidents to the SEC, which, if adopted, could increase our compliance costs and potential regulatory liability related to cybersecurity. Some jurisdictions have also enacted or proposed laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data.

Breaches in our, Blackstone’s and/or its affiliates’ security or in the security of third party service providers, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize our, Blackstone’s and/or its affiliates’, including the Adviser’s, employees or our shareholders' or counterparties' confidential, proprietary and other information processed and stored in, and transmitted through, computer systems and networks, or otherwise cause interruptions or malfunctions in our, Blackstone’s and/or its affiliates’, including the Adviser’s, employees', our shareholders', our counterparties' or third parties' business and operations, which could result in significant financial losses, increased costs, liability to our shareholders and other counterparties, regulatory intervention and reputational damage. Furthermore, if we, Blackstone and/or its affiliates fail to comply with the relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of breach in a timely matter, it could result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and may cause our shareholders to lose confidence in the effectiveness of our security measures and Blackstone more generally.
Our portfolio companies also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information, which in some instances are provided by third parties. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. We may invest in strategic assets having a national or regional profile or in infrastructure, the nature of which could expose them to a greater risk of being subject to a terrorist attack or a security breach than other assets or businesses. Such an event may have material adverse consequences on our investment or assets of the same type or may require portfolio companies to increase preventative security measures or expand insurance coverage.
Finally, Blackstone’s and/or its affiliates’ and our portfolio companies' technology platforms, data and intellectual property are also subject to a heightened risk of theft or compromise to the extent they engage in operations outside the United States, in particular in those jurisdictions that do not have comparable levels of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. In addition, they may be required to compromise protections or forego rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect compromise of these assets could have a material adverse impact on us and our portfolio companies.
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
Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in a public offering, which could harm our ability to achieve our investment objectives.
Broker-dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The full impact of Regulation Best Interest on participating broker-dealers cannot be determined at this time, and it may negatively impact whether participating broker-dealers and their associated persons recommend the offering to certain retail customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors, under the care obligation of Regulation Best Interest, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. As a result, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe is in the best interest of a particular retail customer. However, if broker-dealers choose alternatives to our shares, many of which likely exist, such as an investment in listed entities, which may be a reasonable alternative to an investment in us as such investments may feature characteristics like lower cost, nominal commissions at the time of initial purchase, less complexity and lesser or different risks, our ability to raise capital will be adversely affected. If compliance by broker-dealers with Regulation Best Interest negatively impacts our ability to raise capital in a public offering, it may harm our ability to create a diversified portfolio of investments and achieve our investment objectives.

As a Delaware statutory trust, we are subject to the control share acquisition statute contained in the Delaware Statutory Trust Act.
The Company is organized as a Delaware statutory trust and thus is subject to the control share acquisition statute contained in Subchapter III of the Delaware Statutory Trust Act (the “DSTA Control Share Statute”). The DSTA Control Share Statute applies to any closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act organized as a Delaware statutory trust and listed on a national securities exchange, such as the Company. The DSTA Control Share Statute became automatically applicable to the Company on August 1, 2022.
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
(4) 25% or more, but less than 30% of all voting power;
(5) 30% or more, but less than a majority of all voting power; or
(6) a majority or more of all voting power.
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
Our Board has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval, unless required by the 1940 Act or applicable law. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our shares. However, the effects might be adverse, which could negatively impact our ability to pay shareholders distributions and cause shareholders to lose all or part of their investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways with which investors may not agree or for purposes other than those contemplated in this annual report.
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
Our investments in senior secured loans, senior secured bonds, subordinated debt and equity of private U.S. companies, including middle market companies, may be risky and, subject to compliance with our 80% policy, there is no limit on the amount of any such investments in which we may invest.
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
Junior, Unsecured Securities. Our strategy may entail acquiring securities that are junior or unsecured instruments. While this approach can facilitate obtaining control and then adding value through active management, it also means that certain of the Company’s investments may be unsecured. If a portfolio company becomes financially distressed or insolvent and does not successfully reorganize, we will have no assurance (compared to those distressed securities investors that acquire only fully collateralized positions) that we will recover any of the principal that we have invested. Similarly, investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should it be forced to enforce its remedies.
While such junior or unsecured investments may benefit from the same or similar financial and other covenants as those enjoyed by the indebtedness ranking more senior to such investments and may benefit from cross-default provisions and security over the issuer’s assets, some or all of such terms may not be part of particular Investments. Moreover, our ability to influence an issuer’s affairs, especially during periods of financial distress or following insolvency, is likely to be substantially less than that of senior creditors. For example, under typical subordination terms, senior creditors are able to block the acceleration of the junior debt or the exercise by junior debt holders of other rights they may have as creditors. Accordingly, we may not be able to take steps to protect investments in a timely manner or at all, and there can be no assurance that our rate of return objectives or any particular investment will be achieved. In addition, the debt securities in which we will invest may not be protected by financial covenants or limitations upon additional indebtedness, may have limited liquidity and are not expected to be rated by a credit rating agency.
Early repayments of our investments may have a material adverse effect on our investment objectives. In addition, depending on fluctuations of the equity markets and other factors, warrants and other equity investments may become worthless.
There can be no assurance that attempts to provide downside protection through contractual or structural terms with respect to our investments will achieve their desired effect and potential investors should regard an investment in us as being speculative and having a high degree of risk. Furthermore, we have limited flexibility to negotiate terms when purchasing newly issued investments in connection with a syndication of mezzanine or certain other junior or subordinated investments or in the secondary market.

Below Investment Grade Risk. In addition, we invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. The major risks of below investment grade securities include:
•Below investment grade securities may be issued by less creditworthy issuers. Issuers of below investment grade securities may have a larger amount of outstanding debt relative to their assets than issuers of investment grade securities. In the event of an issuer’s bankruptcy, claims of other creditors may have priority over the claims of holders of below investment grade securities, leaving few or no assets available to repay holders of below investment grade securities.
•Prices of below investment grade securities are subject to extreme price fluctuations. Adverse changes in an issuer’s industry and general economic conditions may have a greater impact on the prices of below investment grade securities than on other higher-rated fixed-income securities.
•Issuers of below investment grade securities may be unable to meet their interest or principal payment obligations because of an economic downturn, specific issuer developments, or the unavailability of additional financing.
•Below investment grade securities frequently have redemption features that permit an issuer to repurchase the security from us before it matures. If the issuer redeems below investment grade securities, we may have to invest the proceeds in securities with lower yields and may lose income.
•Below investment grade securities may be less liquid than higher-rated fixed-income securities, even under normal economic conditions. There are fewer dealers in the below investment grade securities market, and there may be significant differences in the prices quoted by the dealers. Judgment may play a greater role in valuing these securities and we may be unable to sell these securities at an advantageous time or price.
•We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting issuer.
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
Risk Retention Vehicles. We may invest in CLO debt and equity tranches and warehouse investments directly or indirectly through an investment in U.S. and/or European vehicles (“Risk Retention Vehicles”) established for the purpose of satisfying U.S. and/or E.U. regulations that require eligible risk retainers to purchase and retain specified amounts of the credit risk associated with certain CLOs, which vehicles themselves are invested in CLO securities, warehouse investments and/or senior secured obligations. Risk Retention Vehicles will be structured to satisfy the retention requirements by purchasing and retaining the percentage of CLO notes prescribed under the applicable retention requirements (the “Retention Notes”) and will not include Risk Retention Vehicles that are deemed to be controlled by the Adviser or its affiliates (other than Risk Retention Vehicles we control).

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
“Covenant-lite” Obligations. We may invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack certain financial maintenance covenants. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower, as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is required under a covenant-heavy loan agreement. Should a loan we hold begin to deteriorate in quality, our ability to negotiate with the borrower may be delayed under a covenant-lite loan compared to a loan with full maintenance covenants. This may in turn delay our ability to seek to recover its investment.
Consumer Loans. We may invest in, or obtain exposure to, consumer lending, which involves risk elements in addition to normal credit risk. Consumer loan terms vary according to the type and value of collateral and creditworthiness of the borrower. In underwriting consumer loans, a thorough analysis of the borrower’s financial ability to repay the loan as agreed is typically performed. The ability to repay shall be determined by, among others, the borrower’s employment history, current financial conditions, and credit background. While these loans typically have higher yields than many other loans, such loans involve risk elements in addition to normal credit risk. Consumer loans may entail greater credit risk than other loans particularly in the case of unsecured consumer loans or consumer loans secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. During periods of deteriorating economic conditions, such as recessions or periods of rising unemployment, delinquencies and losses generally increase, sometimes dramatically, with respect to consumer loans. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, and/or state consumer protection laws may limit the amount which can be recovered on such loans.
Bridge Financings. From time to time, we may lend to portfolio companies on a short-term, unsecured basis or otherwise invest on an interim basis in portfolio companies in anticipation of a future issuance of equity or long-term debt securities or other refinancing or syndication. Such bridge loans would typically be convertible into a more permanent, long-term security; however, for reasons not always in the Company’s control, such long-term securities issuance or other refinancing or syndication may not occur and such bridge loans and interim investments may remain outstanding. In such event, the interest rate on such loans or the terms of such interim investments may not adequately reflect the risk associated with the position taken by the Company.
Restructurings. Investments in companies operating in workout or bankruptcy modes present additional legal risks, including fraudulent conveyance, voidable preference and equitable subordination risks. The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial difficulties is unusually high. There is no assurance that we will correctly evaluate the value of the assets collateralizing our loans or the prospects for a successful reorganization or similar action.
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

During periods of falling interest rates, payments under the floating rate debt instruments that we hold would generally decrease, resulting in less revenue to us. In the event of a sharply rising interest rate environment, such as during 2022 and 2023, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, fixed-rate debt instruments may decline in value because the fixed rates of interest paid thereunder may be below market interest rates.
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
If one of our portfolio companies were to file for bankruptcy, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower.
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
We are subject to risks related to ESG matters.
Although the Adviser’s consideration of ESG factors is intended to aid the Adviser in evaluating the return and risk profile of a given investment and is not expected to by itself determine an investment decision for us, the Adviser’s consideration of ESG factors could, to the extent material economic risks associated with an investment are identified, cause the Adviser to consider taking action with respect to a company differently than may have been taken in the absence of such consideration, which could cause us to perform differently compared to funds that do not have such considerations. Further, although the Adviser views application of its ESG framework to be an opportunity to potentially enhance or protect the performance of investments over the long-term, the Adviser cannot guarantee that any consideration of ESG factors or engagement with portfolio companies on ESG, which depends in part on skill and qualitative judgments, will positively impact the performance of any individual portfolio company or us.

Investors and other stakeholders have become more focused on understanding how companies address a variety of ESG factors. As they evaluate investment decisions, many investors look not only at company disclosures but also to ESG rating systems that have been developed by third parties to allow ESG comparisons among companies. The criteria used in these ratings systems may conflict and change frequently, and we cannot predict how these third parties will score us, nor can we have any assurance that they score us accurately or other companies accurately or that other companies have provided them with accurate data. If our ESG ratings, disclosures or practices do not meet the standards set by such investors or our shareholders, they may choose not to invest in our shares. Relatedly, we risk damage to our reputation, if we do not, or are perceived to not, act responsibly in a number of areas, such as greenhouse gas emissions, energy management, human rights, community relations, workforce health and safety, and business ethics and transparency. Adverse incidents with respect to ESG matters or negative ESG ratings or assessments by third-party ESG raters could impact the value of our brand, or the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.
There is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. New regulatory initiatives related to ESG that are applicable to us could adversely affect our business. For example, the SEC has proposed rules that would require additional disclosures about ESG investment practices by investment advisers and certain funds, including BDCs. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. If we fail or are perceived to fail to comply with applicable rules, regulations and stakeholder expectations, it could negatively impact our reputation and our business results.
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
The risks associated with our and our portfolio companies’ businesses are more severe during periods of economic slowdown or recession. In recent years, we have experienced periods of economic slowdown and in some instances, contraction, as countries and industries around the globe grappled with the short- and long-term economic impacts of the COVID-19 pandemic, elevated inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility and volatility in global capital markets.
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
Investing in originated assets made to large private U.S. borrowers may result in us underperforming in other segments of the market, particularly during times of economic expansion, because large private U.S. borrowers may be less responsive to competitive challenges and opportunities in the financial markets. As a result, our value may not rise at the same rate, if at all, as other funds that invest in smaller market capitalization companies that are more capable of responding to economic and industrial changes.
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
We invest primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons. Therefore, the decisions made by such management teams and/or the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investments and, in turn, on us. Third, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns. Fourth, limited public information generally exists about private companies. Fifth, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. The Adviser typically assesses an investment in a portfolio company based on the Adviser’s estimate of the portfolio company’s earnings and enterprise value, among other things, and these estimates may be based on limited information and may otherwise be inaccurate, causing the Adviser to make different investment decisions than it may have made with more complete information. These private companies and their financial information are not subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

Our investments in securities or assets of publicly-traded companies are subject to the risks inherent in investing in public securities.
We may invest a portion of our portfolio in publicly-traded assets. For example, it is not expected that we will be able to negotiate additional financial covenants or other contractual rights, which we might otherwise be able to obtain in making privately negotiated investments. In addition, by investing in publicly-traded securities or assets, we will be subject to U.S. federal and state securities laws, as well as non-U.S. securities laws, that may, among other things, restrict or prohibit our ability to make or sell an investment. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments and to sell existing investments in public securities because the Firm may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect our investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.
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
•market prices of PIK instruments and other zero-coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero-coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;

•the deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
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

Subject to our investment objectives and policies, we invest in repurchase agreements as a seller, also known as a “reverse repurchase agreement.” Our use of reverse repurchase agreements involves many of the same risks involved in our use of leverage, as the proceeds from reverse repurchase agreements are generally invested in additional portfolio investments. There is a risk that the market value of the securities acquired from the proceeds received in connection with a reverse repurchase agreement may decline below the price of the securities underlying the reverse repurchase agreement that we have sold but remain obligated to repurchase. Reverse repurchase agreements also involve the risk that the counterparty liquidates the securities we delivered to it under the reverse repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. In addition, there is a risk that the market value of the securities we retain may decline. If the buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experiences insolvency, we may be adversely affected. Furthermore, our counterparty may require us to provide additional margin in the form of cash, securities or other forms of collateral under the terms of the derivative contract. Also, in entering into reverse repurchase agreements, we bear the risk of loss to the extent that the proceeds of the reverse repurchase agreement are less than the value of the underlying securities. In addition, the interest costs associated with reverse repurchase agreements transactions, may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.
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

Technological or other innovations and industry disruptions may negatively impact us.
Recent trends in the market generally have been toward disrupting the industry with technological or other innovations, and multiple young companies have been successful in capitalizing on this trend toward disruption. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that could affect the Company and/or its portfolio companies or alter the market practices that help frame its strategy. Any of these new approaches could damage the Company’s investments, significantly disrupt the market in which it operates and subject it to increased competition, which could materially and adversely affect its business, financial condition and results of investments. Moreover, given the pace of innovation in recent years, the impact on a particular investment may not have been foreseeable at the time we made the investment. Furthermore, we could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.
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
The Adviser and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Adviser an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the average value of our gross assets at the end of the two most recently completed calendar quarters. Because the incentive fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Adviser to use leverage to increase the return on our investments. In addition, because the base management fee is based on the average value of our gross assets at the end of the two most recently completed calendar quarters, which includes any borrowings for investment purposes, the Adviser may be incentivized to recommend the use of leverage or the issuance of additional equity to make additional investments and increase the average value of our gross assets at the end of the two most recently completed calendar quarters. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor our shareholders. Our compensation arrangements could therefore result in our making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns. See “— Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us.”
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
We rely, in part, on the Adviser to assist with identifying investment opportunities and making investment recommendations to the Adviser. The Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser, its affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of the Adviser and its affiliates in a manner that the Adviser deems necessary and appropriate consistent with its fiduciary duties and the 1940 Act. See “— Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us.”
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
We depend on the Adviser to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Adviser could have a material adverse effect on our business and ability to achieve our investment objectives.
Our success is dependent upon our relationship with, and the performance of, the Adviser in the acquisition and management of our portfolio investments, and our corporate operations, as well as the persons and firms the Adviser retains to provide services on our behalf. The Adviser may suffer or become distracted by adverse financial or operational problems in connection with Blackstone’s business and activities unrelated to us and over which we have no control. Should the Adviser fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our shareholders.
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

We may be subject to additional potential conflicts of interests as a consequence of Blackstone’s status as a public company.
As a consequence of Blackstone’s status as a public company, our officers and trustees, and the employees of the Adviser may take into account certain considerations and other factors in connection with the management of the business and affairs of us and our affiliates that would not necessarily be taken into account if Blackstone were not a public company.
D.Risks Related to Business Development Companies
The requirement that we invest a sufficient portion of our assets in Qualifying Assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in Qualifying Assets could result in our failure to maintain our status as a BDC.
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act described as “qualifying” assets (“Qualifying Assets”), unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are Qualifying Assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not Qualifying Assets. Conversely, if we fail to invest a sufficient portion of our assets in Qualifying Assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.
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
We borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could result in a corporate income tax to the Company. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

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
Our credit facilities and unsecured notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a regulated investment company under the 1940 Act. A failure to renew our facilities or to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
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
Our current or future credit ratings may not reflect all risks of an investment in our debt securities.
Any current or future credit ratings of us are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our current or future credit ratings will generally affect the market value of our debt securities. Our current or future credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for the publicly issued debt securities.
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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (1)	-25.52%	-15.28%	-5.03%	5.21%	15.45%
(1)Based on (i) $10.1 billion in total assets as of December 31, 2023, (ii) $4.9 billion in outstanding indebtedness, at par, as of December 31, 2023, (iii) $5.0 billion in net assets as of December 31, 2023 and (iv) an annualized average interest rate, including fees (such as fees on undrawn amounts and amortization of financing costs), on our indebtedness, as of December 31, 2023, of 5.05%.
Based on an outstanding indebtedness, at par, of $4.9 billion as of December 31, 2023 and the weighted average effective annual interest rate, including fees (such as fees on undrawn amounts and amortization of financing costs), of 5.05% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 2.46% to cover annual interest payments on the outstanding debt. For more information on our indebtedness, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”

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
Among other things, Rule 18f-4 under the 1940 Act, eliminates the asset segregation framework arising from prior SEC guidance for covering positions in derivatives and certain financial instruments. Rule 18f-4 also limits a fund’s derivatives exposure through a value-at-risk test and requires the adoption and implementation of a derivatives risk management program for certain derivatives users. Subject to certain conditions, limited derivatives users (as defined in Rule 18f-4), such as the Company, however, would not be subject to the full requirements of Rule 18f-4. Under Rule 18f-4, a fund may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the fund has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. The Company has adopted policies and procedures to comply with the requirements of the rule. Compliance with Rule 18f-4 may limit our ability to use derivatives and/or enter into certain other financial contracts.
We may form CLOs in the future, which may subject us to certain structured financing risks.
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
For the CLOs we may in the future create we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the shares.
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

F.Federal Income Tax Risks
We will be subject to corporate-level income tax if we are unable to maintain RIC tax treatment under Subchapter M of the Code or satisfy RIC distribution requirements.
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
For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero-coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Furthermore, we have elected to amortize market discount and include such amounts in our taxable income on a current basis, instead of upon disposition of the applicable debt obligation.
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
•any shortfall in revenue or net income or any increase in losses from levels expected by shareholders or securities analysts;
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
Our Board may undertake to approve mergers between us and certain other funds or vehicles. Subject to the requirements of the 1940 Act and NYSE rules, such mergers will not require shareholder approval so shareholders will not be given an opportunity to vote on these matters unless such mergers are reasonably anticipated to result in a material dilution of the NAV per share of the Company. These mergers may involve funds managed by affiliates of Blackstone Credit & Insurance. The Board may also convert the form and/or jurisdiction of organization, including to take advantage of laws that are more favorable to maintaining board control in the face of dissident shareholders.
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
•any shortfall in revenue or net income or any increase in losses from levels expected by shareholders or securities analysts;
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
The Adviser, Blackstone Credit & Insurance, Blackstone and their respective affiliates will be subject to certain conflicts of interest with respect to the services the Adviser and the Administrator provide to us. These conflicts will arise primarily from the involvement of Blackstone Credit & Insurance, Blackstone and their respective affiliates (the “Firm”), in other activities that may conflict with our activities. You should be aware that individual conflicts will not necessarily be resolved in favor of your interest. The foregoing list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in the Company.
For purposes of this discussion and ease of reference, the following terms shall have the meanings as set forth below:
“Other Blackstone Credit & Insurance Clients” means, collectively, the investment funds, client accounts (including managed accounts) and proprietary accounts and/or other similar arrangements (including such arrangements in which the Company or one or more Other Blackstone Credit & Insurance Clients own interests) that Blackstone Credit & Insurance may establish, advise or sub-advise from time to time and to which Blackstone Credit & Insurance provides investment management or sub-advisory services (other than the Company and any such funds and accounts in which the Company has an interest), in each case including any alternative investment vehicles and additional capital vehicles relating thereto and any vehicles established by Blackstone Credit & Insurance to exercise its side-by-side or other general partner investment rights as set forth in their respective governing documents; provided, that for the avoidance of doubt, “Other Blackstone Credit & Insurance Clients” shall not include Blackstone Credit & Insurance in its role as principal of any account, including any such accounts for which Blackstone Credit & Insurance or an affiliate thereof acts as an advisor.
“Blackstone Clients” means, collectively, the investment funds, client accounts (including managed accounts) and proprietary accounts and/or other similar arrangements (including such arrangements in which the Company or one or more Blackstone Clients own interests) that Blackstone may establish, advise or sub-advise from time to time and to which Blackstone provides investment management or sub-advisory services (other than the Company, any such funds and accounts in which the Company has an interest and Other Blackstone Credit & Insurance Clients), in each case including any alternative investment vehicles and additional capital vehicles relating thereto and any vehicles established by Blackstone to exercise its side-by-side or other general partner investment rights as set forth in their respective governing documents; provided that, for the avoidance of doubt, “Blackstone Clients” shall not include Blackstone in its role as principal of any account, including any accounts for which Blackstone or an affiliate thereof acts as an advisor.
“Other Clients” means, collectively, Other Blackstone Credit & Insurance Clients and Blackstone Clients.
Performance Based Compensation and Management Fees. The existence of the incentive fees payable to Blackstone Credit & Insurance may create a greater incentive for Blackstone Credit & Insurance to make more speculative investments on behalf of the Company, or to time the purchase or sale of investments in a manner motivated by the personal interests of Blackstone Credit & Insurance and/or Blackstone personnel. However, the fact that the hurdle rate for the incentive fee based on income is calculated on an aggregate basis each quarter and that realized and unrealized losses are netted against realized gains for the incentive fee based on capital gains should reduce the incentives for the Adviser to make more speculative investments or otherwise time the purchase or sale of investments. Our Board of Trustees will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.
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

The Firm’s Policies and Procedures. The Firm has implemented policies and procedures to address conflicts that arise as a result of its various activities, as well as regulatory and other legal considerations. Specified policies and procedures implemented by the Firm to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions are expected to reduce the synergies across the Firm’s various businesses that the Company expects to draw on for purposes of pursuing attractive investment opportunities. Because the Firm has many different asset management and advisory businesses, including private equity, a credit business, a hedge fund business, a capital markets group, a life sciences business and a real estate advisory business, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses and to protect against the inappropriate sharing and/or use of information between the Company and the other business units at the Firm, the Firm has implemented certain policies and procedures (e.g., information wall policy) regarding the sharing of information that could reduce the positive synergies that the Company expects to utilize for purposes of identifying and managing attractive investments. For example, the Firm will from time to time come into possession of material non-public information with respect to companies, including companies in which the Company has investments or might be considering making an investment or companies that are clients of the Firm. As a consequence, that information, which could be of benefit to the Company, might become restricted to those other respective businesses and otherwise be unavailable to the Company. It is also possible that the Company could be restricted from trading despite the fact that the Company did not receive such information. There can be no assurance, however, that any such policies and/or procedures will be effective in accomplishing their stated purpose and/or that they will not otherwise adversely affect the ability of the Company to effectively achieve its investment objective by unduly limiting the investment flexibility of the Company and/or the flow of otherwise appropriate information between Blackstone Credit & Insurance and other business units at the Firm. Personnel of the Firm could be unable, for example, to assist with the activities of the Company as a result of these walls. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of the Firm to share information internally.
In addition, to the extent that the Firm is in possession of material non-public information or is otherwise restricted from trading in certain securities, the Company and the Adviser could also be deemed to be in possession of such information or otherwise restricted. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Other Client has or has considered making an investment or which is otherwise a client of the Firm will from time to time restrict or otherwise limit the ability of the Company and/or its portfolio companies and their affiliates to make investments in or otherwise engage in businesses or activities competitive with such companies. The Firm could enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for the Company, could require the Company to share such opportunities or otherwise limit the amount of an opportunity the Company can otherwise take.
Allocation of Personnel. The Adviser and its members, officers and employees will devote as much of their time to the activities of the Company as they deem necessary to conduct its business affairs in an appropriate manner. By the terms of the Investment Advisory Agreement, the Firm is not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities have the potential to be in competition with the Company and/or to involve substantial time and resources of the Adviser. Firm personnel, including members of the investment committee, will work on other projects, serve on other committees (including boards of directors) and source potential investments for and otherwise assist the investment programs of Other Clients and their portfolio companies, including other investment programs to be developed in the future. Certain members of Blackstone Credit & Insurance’s investment team are also members of Other Clients’ investment teams and will continue to serve in those roles (which could be their primary responsibility) and as a result, not all of their business time will be devoted to Blackstone or the Company. Certain non-investment professionals are not dedicated solely to the Company and are permitted to perform work for Other Clients which is expected to detract from the time such persons devote to the Company. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser and its officers and employees will not be devoted exclusively to the business of the Company, but will be allocated between the business of the Company and the management of the monies of such other advisees of the Adviser. Time spent on these other initiatives diverts attention from the activities of the Company, which could negatively impact the Company and shareholders. Furthermore, Blackstone Credit & Insurance and Blackstone Credit & Insurance personnel derive financial benefit from these other activities, including fees and performance-based compensation. Firm personnel outside of Blackstone Credit & Insurance can share in the fees and performance-based compensation from the Company; similarly, Blackstone Credit & Insurance personnel can share in the fees and performance-based compensation generated by Other Clients. These and other factors create conflicts of interest in the allocation of time by Firm personnel. Blackstone Credit & Insurance’s determination of the amount of time necessary to conduct the Company’s activities will be conclusive, and shareholders rely on Blackstone Credit & Insurance’s judgment in this regard.

Outside Activities of Principals and Other Personnel and their Related Parties. Certain of the principals and employees of the Adviser will, in certain circumstances, be subject to a variety of conflicts of interest relating to their responsibilities to the Company, Other Clients and their respective portfolio companies, and their outside personal or business activities, including as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to those of the Company, including if such other entities compete with the Company for investment opportunities or other resources. The other managed accounts and/or investment funds in which such individuals may become involved may have investment objectives that overlap with the Company. Furthermore, certain principals and employees of the Adviser are likely to have a greater financial interest in the performance of such other funds or accounts than the performance of the Company. Such involvement is expected to create conflicts of interest in making investments on behalf of the Company and such other funds and accounts. Although such principals and employees will seek to limit any such conflicts in a manner that is in accordance with their fiduciary duties to the Company, there can be no assurance they will be resolved favorably for the Company. Also, Blackstone personnel, Firm employees, including employees of the Adviser, are generally permitted to invest in alternative investment funds, private equity funds, credit funds, real estate funds, hedge funds and other investment vehicles, as well as engage in other personal trading activities relating to companies, assets, securities or instruments (subject to the Firm’s Code of Ethics requirements), some of which will involve conflicts of interests. Such personal securities transactions will, in certain circumstances, relate to securities or instruments which can be expected to also be held or acquired by Other Clients, the Company, or otherwise relate to portfolio companies in which the Company has or acquires a different principal investment (including, for example, with respect to seniority), which is expected to give rise to conflicts of interest related to misaligned interests between the Company and such persons. There could be situations in which such alternative investment funds invest in the same portfolio companies as the Company and there could be situations in which such alternative investment funds purchase securities from, or sell securities to, the Company if permitted under the 1940 Act and other applicable law. There can be no assurance that conflicts of interest arising out of such activities will be resolved in favor of the Company. Shareholders will not receive any benefit from any such investments, and the financial incentives of Firm personnel in such other investments could be greater than their financial incentives in relation to the Company and are not expected to receive notice should the Company make investments in which such persons hold direct or indirect interests.
Additionally, certain employees and other professionals of the Firm have family members or relatives employed by such advisers and service providers (or their affiliates) or otherwise actively involved in industries and sectors in which the Company invests, and/or have business, financial, personal or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be employees, officers, directors, personnel or owners of companies or assets that are actual or potential investments of the Company or other counterparties of the Company and its portfolio companies and/or assets. Moreover, in certain instances, the Company or its portfolio companies can be expected to issue loans to or acquire securities from, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. These relationships have the potential to influence Blackstone, the Adviser and/or Blackstone Credit & Insurance in deciding whether to select, recommend or create such service providers to perform services for the Company or portfolio companies (the cost of which will generally be borne directly or indirectly by the Company or such portfolio companies, as applicable). Notwithstanding the foregoing, investment transactions relating to the Company that require the use of a service provider will generally be allocated to service providers on the basis of best execution, the evaluation of which includes, among other considerations, such service provider’s provision of certain investment-related services and research that the Adviser believes to be of benefit to the Company. To the extent that the Firm determines appropriate, conflict mitigation strategies can be expected to be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Firm. The shareholders rely on the Firm to manage these conflicts in its sole discretion.

Secondments and Internships. Certain personnel of Blackstone and its affiliates, including consultants, will, in certain circumstances, be seconded to one or more portfolio companies, vendors and service providers and vendors or shareholders or other investors of the Company and Other Clients to provide finance, accounting, operational support, data management and other similar services, including the sourcing of investments for the Company or other parties. The salaries, benefits, overhead and other similar expenses for such personnel during the secondment could be borne by Blackstone and its affiliates or the organization for which the personnel are working or both. In addition, personnel of portfolio companies, vendors, service providers (including law firms and accounting firms) and shareholders or other investors of the Company and Other Clients will, in certain circumstances, be seconded to, serve internships at or otherwise provide consulting services to, Blackstone, the Company, Other Clients and portfolio companies of the Company and Other Clients. While often the Company, Other Clients and their respective portfolio companies are the beneficiaries of these types of arrangements, Blackstone is from time to time a beneficiary of these arrangements as well, including in circumstances where the vendor, personnel or service provider or otherwise also provides services to the Company, Other Clients, their respective portfolio companies or Blackstone in the ordinary course. Blackstone, the Company, Other Clients or their portfolio companies could receive benefits from these arrangements at no cost, or alternatively could pay all or a portion of the fees, compensation or other expenses in respect of these arrangements. If a portfolio company pays the cost it will be borne directly or indirectly by the Company. To the extent such fees, compensation or other expenses are borne by the Company, including indirectly through its portfolio companies or reimbursement of Blackstone for such costs, the management fee will not be reduced as a result of these arrangements or any fees, expense reimbursements or other costs related thereto. The personnel described above may provide services in respect of multiple matters, including in respect of matters related to Blackstone, the Company, Other Clients, portfolio companies, each of their respective affiliates and related parties, and any costs of such personnel may be allocated accordingly, Blackstone will endeavor in good faith to allocate the costs of these arrangements, if any, to Blackstone, the Company, Other Clients, portfolio companies and other parties based on time spent by the personnel or another methodology Blackstone deems appropriate in a particular circumstance.
Other Benefits. Blackstone Credit & Insurance and its personnel and related parties will receive intangible and other benefits, discounts and perquisites arising or resulting from their activities on behalf of the Company, the value of which will not reduce the management fees or incentive fees or otherwise be shared with the Company or its portfolio companies. For example, airline travel or hotel stays incurred as Fund expenses, as set forth in the Investment Advisory Agreement and Administration Agreement (“Fund Expenses”), often result in “miles” or “points” or credit in loyalty or status programs, and certain purchases made by credit card will result in “credit card points, “cash back” or rebates in addition to such loyalty or status program miles or points. Such benefits and/or amounts will, whether or not de minimis or difficult to value, inure exclusively to the benefit of Blackstone Credit & Insurance, its affiliates or their personnel (and not the Company and/or portfolio companies) even though the cost of the underlying service is borne by the Company and/or portfolio companies. (See also “Service Providers, Vendors and Other Counterparties Generally” and “Portfolio Company Relationships Generally” herein.) Similarly, Blackstone Credit & Insurance, its affiliates and their personnel and related parties, and third parties designated by the foregoing, also receive discounts on products and services provided by portfolio companies and customers or suppliers of such portfolio companies. Such other benefits or fees have the potential to give rise to conflicts of interest in connection with the Company’s investment activities, and while the Adviser and Blackstone Credit & Insurance will seek to resolve any such conflicts in a fair and equitable manner, there is no assurance that any such conflicts will be resolved in favor of the Company. See also “Service Providers, Vendors and Other Counterparties Generally” and “Portfolio Company Relationships Generally” below.
Senior Advisors, Industry Experts and Operating Partners. Blackstone Credit & Insurance is expected to engage and retain strategic advisors, consultants, senior advisors, executive advisors, industry experts, operating partners, deal sourcers, consultants and other similar professionals (which is expected to include current and former executives or other personnel of Blackstone and/or Blackstone Credit & Insurance, as well as current and former executives or other personnel of Blackstone’s and/or Blackstone Credit & Insurance’s portfolio companies) (“Senior and Other Advisors”) who are not employees or affiliates of Blackstone Credit & Insurance and who will, from time to time, receive payments from, or allocations of a profits interest with respect to, portfolio companies (as well as from Blackstone Credit & Insurance or the Company). In particular, in some cases, consultants, including those with a “Senior Advisor” title, have been and will be engaged with the responsibility to source, diligence and recommend transactions to Blackstone Credit & Insurance or to undertake a build-up strategy to originate, acquire and develop assets and businesses in a particular sector or involving a particular strategy, potentially on a full-time and/or exclusive basis and notwithstanding any overlap with the responsibilities of Blackstone Credit & Insurance under the Investment Advisory Agreement, the compensation to such consultants is expected to be borne fully by the Company and/or portfolio companies (with no reduction or offset to management fee payable by the Company) and not Blackstone Credit & Insurance. Similarly, the Company, Other Clients and their portfolio companies are expected to retain and pay compensation to Senior and Other Advisors to provide services.

Any amounts paid by the Company or a portfolio company to Senior and Other Advisors in connection with the above services, including cash fees, profits, or equity interests in a portfolio company, discretionary bonus awards, performance-based compensation (e.g., promote), sourcing fees, retainers and expense reimbursements, will be treated as Company Expenses or expenses of the portfolio company, as the case may be, and will not, even if they have the effect of reducing any retainers or minimum amounts otherwise payable by Blackstone Credit & Insurance, be chargeable to Blackstone Credit & Insurance or be deemed paid to or received by Blackstone Credit & Insurance, and such amounts will not reduce the management fees or incentive fees payable. Amounts charged by Senior and Other Advisors will not necessarily be confirmed as being comparable to market rates for such services.
To the extent permitted by applicable law and/or any applicable SEC granted exemptive or no action relief, these Senior and Other Advisors often have the right or could be offered the ability to (i) co-invest alongside the Company, including in the specific investments in which they are involved (and for which they can be entitled to receive performance-related incentive fees, which will reduce the Company’s returns), (ii) otherwise participate in equity plans for management of any such portfolio company, or (iii) invest directly in the Company or in a vehicle controlled by the Company subject to reduced or waived advisory fees and/or incentive fees, including after the termination of their engagement by or other status with the Firm. Such co-investment and/or participation (which generally will result in the Company being allocated a smaller share of the applicable investment) will not be considered as part of the Firm’s side-by-side co-investment rights. Such co-investment and/or participation could vary by transaction (and such participation can, depending on its structure, reduce the Company’s returns. Additionally, and notwithstanding the foregoing, these Senior and Other Advisors, as well as other Blackstone Clients could be (or could have the preferred right to be) investors in Blackstone Credit & Insurance’s portfolio companies (which, in some cases, can involve agreements to pay performance fees, or allocate profits interests, to such persons in connection with the Company’s investment therein, which will reduce the Company’s returns) and/or Other Clients. Such Senior and Other Advisors, as well as other Blackstone Clients, could also, subject to applicable law, have rights to co-invest with the Company on a side-by-side basis, which rights are generally offered on a no-fee/no-carried interest basis and generally result in the Company being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side participation. Senior and Other Advisors’ benefits described in this paragraph will, in certain circumstances, continue after termination of status as a Senior and Other Advisors.
The time, dedication and scope of work of, and the nature of the relationship with, each of the Senior and Other Advisors vary considerably. In certain cases, they could advise the Adviser and/or Blackstone Credit & Insurance on transactions, provide the Adviser and/or Blackstone with industry-specific insights and feedback on investment themes, assist in transaction due diligence, or make introductions to and provide reference checks on management teams. In other cases, they take on more extensive roles (and could be exclusive service providers to Blackstone Credit & Insurance) and serve as executives or directors on the boards of portfolio companies or contribute to the identification and origination of new investment opportunities. The Company expects to rely on these Senior and Other Advisors to recommend Blackstone as a preferred investment partner, identify investments, source opportunities, and otherwise carry out its investment program, but there is no assurance that these advisers will continue to be involved with the Company for any length of time. In certain instances, Blackstone Credit & Insurance can be expected to have formal or informal arrangements with these Senior and Other Advisors (which may or may not be terminable upon notice by any party), and in other cases the relationships are more informal. They are either compensated (including pursuant to retainers and expense reimbursement, and, in any event, pursuant to negotiated arrangements that will not be confirmed as being comparable to the market rates for such services) by Blackstone, the Company, and/or portfolio companies or otherwise uncompensated or entitled to deferred compensation until occurrence of a future event, such as commencement of a formal engagement. In certain cases, they have certain attributes of Blackstone Credit & Insurance “employees” (e.g., they can be expected to have dedicated offices at Blackstone Credit & Insurance, receive administrative support from Blackstone Credit & Insurance personnel, participate in general meetings and events for Blackstone Credit & Insurance personnel, work on Blackstone Credit & Insurance matters as their primary or sole business activity, service Blackstone exclusively, have Blackstone-related e-mail addresses and/or business cards and participate in certain benefit arrangements typically reserved for Blackstone employees, etc.) even though they are not considered Blackstone Credit & Insurance employees, affiliates or personnel for purposes of the Investment Advisory Agreement between the Company and Blackstone Credit & Insurance. Under many of these arrangements, there can be no assurance that the amount of compensation paid in a particular period of time will be proportional to the amount of hours worked or the amount or tangible work product generated by the Senior and Other Advisors during such time. Some Senior and Other Advisors work only for the Company and its portfolio companies, while others may have other clients. In particular, in some cases, Senior and Other Advisors, including those with a “Senior Advisor” or “Operating Advisor” title, have been and will be engaged with the responsibility to source and recommend transactions to the Adviser potentially on a full-time and/or exclusive basis and, notwithstanding any overlap with the responsibilities of the Adviser under the Investment Advisory Agreement, the compensation to such Senior and Other Advisors will be borne fully portfolio companies (with no reduction to management fees) and not the Adviser. Senior and Other

Advisors could have conflicts of interest between their work for the Company and its portfolio companies, on the one hand, and themselves or other clients, on the other hand, and Blackstone Credit & Insurance is limited in its ability to monitor and mitigate these conflicts. Blackstone Credit & Insurance expects, where applicable, to allocate the costs of such Senior and Other Advisors to the Company and/or applicable portfolio companies, and to the extent any such costs are allocated to the Company, they would be treated as Company Expenses. Payments or allocations to Senior and Other Advisors will not be reduced by the management fee, and can be expected to increase the overall costs and expenses borne indirectly by investors in the Company. There can be no assurance that any of the Senior and Other Advisors, to the extent engaged, will continue to serve in such roles and/or continue their arrangements with Blackstone Credit & Insurance, the Company and/or any portfolio companies for the duration of the relevant investments or throughout the term of the Company. Additionally, from time to time, Senior and Other Advisors provide services on behalf of both the Company and Other Clients, and any work performed by Senior and Other Advisors retained on behalf of the Company could benefit the Other Clients (and alternatively, work performed by Senior and Other Advisors on behalf of Other Clients could benefit the Company), and Blackstone Credit & Insurance shall have no obligation to allocate any portion of the costs to be borne by the Company in respect of such Senior and Other Advisors to the Other Clients, except as described below.
As an example of the foregoing, in certain investments including involving a “platform company,” the Company will, in certain circumstances, enter into an arrangement with one or more individuals (who could be former personnel of the Firm or current or former personnel of portfolio companies of the Company or Other Clients, generally will have experience or capability in sourcing or managing investments, and could form a management team) to undertake a new business line or a build-up strategy to acquire and develop assets and businesses in a particular sector or involving a particular strategy. The services provided by such individuals or relevant portfolio company, as the case may be, could include the following with respect to investments: origination or sourcing, due diligence, evaluation, negotiation, servicing, development, management (including turnaround) and disposition. The individuals or relevant portfolio company could be compensated with a salary and equity incentive plan, including a portion of profits derived from the Company or a portfolio company or asset of the Company (which, to the extent permitted by applicable law and/or any applicable SEC granted exemptive or no action relief, can take the form of a management fee and/or profits allocation (whether paid directly to such individuals or to an affiliate entity controlled by such individuals), or other long-term incentive plans. Compensation could also be based on assets under management, a waterfall similar to a carried interest, respectively, or another similar metric. The Company could initially bear the cost of overhead (including rent, utilities, benefits, salary or retainers for the individuals or their affiliates entities) and the sourcing, diligence and analysis of investments, as well as the compensation for the individuals and entity undertaking the build-up strategy. Such expenses could be borne directly by the Company as Company Expenses (or broken deal expenses, if applicable) or indirectly through expenditures by a portfolio company. None the fees, costs or expenses described above will reduce the management fee.
In addition, the Adviser will, in certain circumstances, engage third parties as Senior and Other Advisors (or in another similar capacity) in order to advise it with respect to existing investments, specific investment opportunities, and economic and industry trends. Such Senior and Other Advisors can receive reimbursement of reasonable related expenses by portfolio companies or the Company and could have the opportunity to invest in a portion of the equity and/or debt available to the Company for investment that would otherwise be taken by the Adviser and its affiliates. If such Senior and Other Advisors generate investment opportunities on the Company’s behalf, such Senior and Other Advisors are permitted to receive special additional fees or allocations which have the potential to not be comparable to those received by a third party in an arm’s length transaction and such additional fees or allocations would be borne fully by the Company and/or portfolio companies (with no reduction or offset to management fees) and not Blackstone Credit & Insurance.
Minority Investments in Asset Management Firms. Blackstone and Other Clients, including Blackstone Strategic Capital Holdings (“BSCH”) and its related parties, regularly make minority investments in alternative asset management firms that are not affiliated with Blackstone, the Company, Other Clients and their respective portfolio companies, and which from time to time engage in similar investment transactions, including with respect to purchase and sale of investments, with these asset management firms and their advised funds and portfolio companies. Typically, the Blackstone related party with an interest in the asset management firm would be entitled to receive a share of carried interest/performance based incentive compensation and net fee income or revenue share generated by the various products, vehicles, funds and accounts managed by that third party asset management firm that are included in the transaction or activities of the third party asset management firm, or a subset of such activities such as transactions with a Blackstone related party. In addition, while such minority investments are generally structured so that Blackstone does not “control” such third party asset management firms, Blackstone could nonetheless be afforded certain governance rights in relation to such investments (typically in the nature of “protective” rights, negative control rights or anti-dilution arrangements, as well as certain reporting and consultation rights) that afford Blackstone the ability to influence the firm. Although Blackstone and Other Clients, including BSCH, do not intend to control such third party asset management firms, there can be no assurance that all third parties will similarly conclude that such investments are non-control investments or that, due to the provisions of the governing documents of such third party asset management firms or the interpretation of applicable law or regulations, investments by Blackstone and Other Clients, including BSCH, will not be deemed to have control elements for certain contractual, regulatory or other purposes. While such third party asset managers will not be deemed affiliated with the Company within the meaning of the 1940 Act, Blackstone expects to, under certain circumstances, be in a position to influence the management and operations of such asset managers and the existence of its economic/revenue sharing interest therein can give rise to conflicts of interest. Participation rights in a third party asset management firm (or other similar business), negotiated governance arrangements and/or the interpretation of applicable law or regulations could expose the investments of the Company to claims by third parties in connection with such investments (as indirect owners of such asset management firms or similar businesses) that would have an adverse financial or reputational impact on the performance of the Company. The Company, its affiliates and their respective portfolio companies are expected to, from time to time engage in transactions with, and buy and sell investments from, any such third party asset managers and their sponsored funds and transactions and other commercial arrangements between such third party asset managers and the Company and its portfolio companies are not subject to approval by the Board of Trustees. There can be no assurance that the terms of these transactions between parties related to Blackstone, on the one hand, and the Company and its portfolio companies, on the other hand, will be at arm’s length or that Blackstone will not receive a benefit from such transactions, which can be expected to incentivize Blackstone to cause these transactions to occur. Such conflicts related to investments in and arrangements with other asset management firms will not necessarily be resolved in favor of the Company. Shareholders will not be entitled to receive notice or disclosure of the terms or occurrence of either the investments in alternative asset management firms or transactions therewith and will not receive any benefit from such transactions. By executing a subscription agreement with respect to the Company, each shareholder acknowledges these conflicts related to investments in and arrangements with other asset management firms, acknowledges that these conflicts will not necessarily be resolved in favor of the Company, agrees that shareholders will not be entitled to receive notice or disclosure of the terms or occurrence of either the investments in alternative asset management firms or transactions therewith, otherwise understands that shareholders will not receive any benefit from such transactions, consents to all such transactions and arrangements to the fullest extent permitted by law, and waives any claim against Blackstone and releases Blackstone from any liability arising from the existence of any such conflict of interest.
In addition, from time to time, certain advisors and service providers (including law firms) temporarily provide their personnel to Blackstone, Other Clients or their portfolio companies pursuant to various arrangements including at cost or at no cost. (See also “—Secondments and Internships” herein.) While often the Company, Other Clients and their portfolio companies are the beneficiaries of these types of arrangements, Blackstone is from time to time a beneficiary of these arrangements as well, including in circumstances where the advisor or service provider also provides services to the Company, Other Clients or Blackstone in the ordinary course. Blackstone, the Company, Other Clients or their portfolio companies could receive benefits from these arrangements at no cost, or alternatively could pay all or a portion of the fees, compensation or other expenses in respect of these arrangements. The management fee will not be offset or reduced as a result of these arrangements or any fees, expense reimbursements or other costs related thereto. The personnel described above could provide services in respect of multiple matters, including in respect of matters related to Blackstone, the Company, Other Clients, portfolio companies, each of their respective affiliates and related parties, and Blackstone will endeavor in good faith to allocate the costs of these arrangements, if any, to Blackstone, the Company, Other Clients, portfolio companies and other parties based on time spent by the personnel or another methodology the Firm deems appropriate in a particular circumstance.
Multiple Blackstone Business Lines. Blackstone has multiple business lines, including the Blackstone Capital Markets Group, which Blackstone Credit & Insurance, the Company, Other Clients, portfolio companies of the Company and Other Clients and third parties will, in certain circumstances, engage for debt and equity financings and to provide other investment banking, brokerage, investment advisory or other services. As a result of these activities, Blackstone is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than if it had one line of business. For example, from time to time, Blackstone could come into possession of information that limits the Company’s ability to engage in potential transactions. Similarly, other Blackstone businesses and their personnel could be prohibited by law or contract from sharing information with Blackstone that would be relevant to monitoring the investments and other activities. These types of restrictions from time to time will negatively impact the ability of the Company to implement its investment program. Finally, Blackstone personnel who are members of the investment team or investment committee could be excluded from participating in certain investment decisions due to conflicts involving other Blackstone businesses or for other reasons, including other business activities, in which case the Company will not benefit from their experience. The shareholders will not receive a benefit from any fees earned by Blackstone or its personnel from these other businesses.

Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to the Company. Blackstone has long-term relationships with a significant number of corporations and their senior management. Blackstone will consider those relationships when evaluating an investment opportunity, which has the potential to result in Blackstone choosing not to make such an investment due to such relationships (e.g., investments in a competitor of a client or other person with whom Blackstone has a relationship). The Company could be required to sell or hold existing investments as a result of investment banking relationships or other relationships that Blackstone has or will have or transactions or investments that Blackstone makes or has made. (See also “Allocation of Investment Opportunities” and “Portfolio Company Relationships”.) Therefore, there can be no assurance that all potentially suitable investment opportunities that come to the attention of Blackstone will be made available to the Company. The Company is also permitted to co-invest with Other Clients or other persons with whom Blackstone has a relationship in particular investment opportunities, and other aspects of these Blackstone relationships could influence the decisions made by Blackstone with respect to the investments and otherwise result in a conflict (see also “—Other Clients; Allocation of Investment Opportunities” herein). Company would otherwise have to buy or sell certain assets, and may require that the Company dispose of an investment at an inopportune time.
Blackstone Policies and Procedures; Information Walls. Blackstone has implemented policies and procedures to address conflicts that arise as a result of its various activities, as well as regulatory and other legal considerations. Some of these policies and procedures, such as Blackstone’s information wall policy, are implemented by Blackstone to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions will reduce the synergies and collaboration across Blackstone’s various businesses that the Company expects to draw on for purposes of identifying, pursuing and managing attractive investment opportunities. Because Blackstone has many different asset management and advisory businesses, including private equity, growth equity, a credit business, a hedge fund business, a capital markets group, a life sciences business and a real estate advisory business, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses and to protect against the inappropriate sharing and/or use of information between the Company and the other business units at Blackstone, Blackstone has implemented certain policies and procedures (e.g., Blackstone’s information wall policy) regarding the sharing of information that have the potential to reduce the positive synergies and collaborations that the Company could otherwise expect to utilize for purposes of identifying and managing attractive investments. For example, Blackstone will from time to time come into possession of material non-public information with respect to companies in which Other Clients have investments or might be considering making an investment or companies that are clients of Blackstone. As a consequence, that information, which could be of benefit to the Company, might become restricted to those other respective businesses and otherwise be unavailable to the Company. It is also possible that the Company could be restricted from trading despite the fact that the Company did not receive such information. There can be no assurance, however, that any such policies and/or procedures will be effective in accomplishing their stated purpose and/or that they will not otherwise adversely affect the ability of the Company to effectively achieve its investment objective by unduly limiting the investment flexibility of the Company and/or the flow of otherwise appropriate information between Blackstone Credit & Insurance and other business units at Blackstone. For example, in some instances, personnel of Blackstone would be unable to assist with the activities of the Company as a result of these walls. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of Blackstone to share information internally. In addition, due to these restrictions, it is possible that the Company will not be able to initiate a transaction that it otherwise might have initiated and will not be able to purchase or sell an investment that it otherwise might have purchased or sold, which could negatively affect its operations or performance.
In addition, to the extent that Blackstone is in possession of material non-public information or is otherwise restricted from making certain investments, the Company and the Adviser would also be deemed to be in possession of such information or otherwise restricted. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Blackstone fund has or has considered making an investment or which is otherwise a client of Blackstone will from time to time restrict or otherwise limit the ability of the Company and/or its portfolio companies and their affiliates to make investments in or otherwise engage in businesses or activities competitive with such companies. Blackstone has in the past entered into, and reserves the right to enter into in the future, one or more strategic relationships in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for the Company, require the Company to share such opportunities or otherwise limit the amount of an opportunity the Company can otherwise take. (See “—Allocation of Investment Opportunities”).

Data. The Firm receives, generates and/or obtains various kinds of data and information from the Company, Other Clients, portfolio companies of the Company and Other Clients, investors in the Company and limited partners in Other Clients and service providers, including but not limited to data and information relating to or created in connection with business operations, financial information results, trends, budgets, energy usage, plans, ESG, carbon emissions and related metrics, customer and user data, employee and contractor data, supplier and cost data, and other related data and information, some of which is sometimes referred to as “alternative data” or “big data”. The Firm can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes or identify specific investment, trading or business opportunities, as a result of its access to (and rights regarding, including use, ownership, distribution and derived works rights over) this data and information from the Company, Other Clients, portfolio companies of the Company and Other Clients, investors in the Company and limited partners in Other Clients, related parties and service providers. The Firm has entered and will continue to enter into information sharing and use, measurement and other arrangements, which will give the Firm access to (and rights regarding, including ownership, use, distribution and derived works rights over) data that it would not otherwise obtain in the ordinary course, with the Company, Other Clients, portfolio companies of the Company and Other Clients, investors in the Company and in Other Clients, as well as with related parties and service providers. Further, this alternative data is expected to be aggregated across the Company, Other Clients and their respective portfolio companies. Although the Firm believes that these activities improve the Firm’s investment management activities on behalf of the Company and Other Clients, information obtained from the Company and its portfolio companies, and investors in the Company and in Other Clients also provides material benefits to Blackstone or Other Clients without compensation or other benefit accruing to the Company or its shareholders. For example, information from a portfolio company in which the Company holds an interest can be expected to enable the Firm to better understand a particular industry, enhance the Firm’s ability to provide advice or direction to a portfolio company’s management team on strategy or operations and enable the Firm to execute trading and investment strategies in reliance on that understanding for Blackstone and Other Clients that do not own an interest in the portfolio company, typically without compensation or benefit to the Company or its portfolio companies. Blackstone would serve as the repository for data described in this paragraph, including with ownership and use rights therein. The Firm is also permitted to share data from a portfolio company (on an anonymized basis) with a portfolio company of an Other Client, which has the potential to increase a competitive disadvantage for, and indirectly harm, such portfolio company (although the opposite may be true as well, in which case a portfolio company of the Company may receive data from a portfolio company of an Other Client). In addition, the Firm could have an incentive to pursue an investment in a particular company based on the data and information expected to be received or generated in connection with such investment.
Furthermore, except for contractual obligations to third parties to maintain confidentiality of certain information or otherwise limit the scope and purpose of its use or distribution, and regulatory limitations on the use of material nonpublic information, the Firm is generally free to use and distribute data and information from the Company’s activities to assist in the pursuit of the Firm’s various other activities, including but not limited to trading activities or use for the benefit of the Firm and/or an Other Client. Any confidentiality obligations in the operative documents do not limit the Firm’s ability to do so. For example, the Firm’s ability to trade in securities of an issuer relating to a specific industry can, subject to applicable law, be enhanced by information of a portfolio company in the same or related industry. Such trading or other business activities is expected to provide a material benefit to the Firm without compensation or other benefit to the Company or shareholders.
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
Data Management Services. Blackstone or an affiliate of Blackstone formed in the future may provide data management services to portfolio companies and investors in the Company and in Other Clients and will provide such services directly to the Company and Other Clients (collectively, “Data Holders”). Such services are expected to include assistance with obtaining, analyzing, curating, processing, packaging, organizing, mapping, holding, transforming, enhancing, marketing and selling such data (among other related data management and consulting services) for monetization through licensing or sale arrangements with third parties and, subject to applicable law and the limitations in the Investment Advisory Agreement and any other applicable contractual limitations, with the Company, Other Clients, portfolio companies, investors in the Company and in Other Clients, and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Clients make investments, and portfolio companies thereof). If Blackstone enters into data services arrangements with portfolio companies and receives compensation from such portfolio companies for such data services, the Company will indirectly bear its share of such compensation based on its pro rata ownership of such portfolio companies. Where Blackstone believes appropriate, data from one Data Holder will be aggregated or pooled with data from other Data Holders. Any revenues arising from such aggregated or pooled data sets would be allocated between applicable Data Holders on a fair and reasonable basis as determined by Blackstone Credit & Insurance in its sole discretion, with Blackstone Credit & Insurance able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable. Blackstone is expected to receive compensation for such data management services, which is expected to include a percentage of the revenues generated through any licensing or sale arrangements with respect to the relevant data, and which compensation is also expected to include fees, royalties and cost and expense reimbursement (including start-up costs and allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses)). Additionally, Blackstone is expected to share and distribute the products from such data management services within Blackstone or its affiliates (including Other Clients or their portfolio companies) at no charge and, in such cases, the Data Holders will not receive any financial or other benefit from having provided such data to Blackstone. The potential receipt of such compensation by Blackstone creates incentives for Blackstone to cause the Company to invest in portfolio companies with a significant amount of data that it might not otherwise have invested in or on terms less favorable than it otherwise would have sought to obtain.
Blackstone and Blackstone Credit & Insurance Strategic Relationships. Blackstone and Blackstone Credit & Insurance have entered, and it can be expected that Blackstone and Blackstone Credit & Insurance in the future will enter, into both (i) strategic relationships with investors (and/or one or more of their affiliates) that involve an overall relationship with Blackstone or Blackstone Credit & Insurance (which will afford such investor special rights and benefits) that could (but is not required to) incorporate one or more strategies (including, but not limited to, a different sector and/or geographical focus within the same or a different Blackstone business unit) in addition to the Company’s strategy and (ii) arrangements that involve an agreement or understanding to make an investment in or a capital commitment to (as applicable) the Company and one or more Other Clients, as applicable (which can include a subscription or capital commitment, as applicable, already made recently to another Other Client) (any such overall relationship and/or multi-fund arrangement in the foregoing (i) and (ii), (“Strategic Relationships”), with terms and conditions applicable solely to such investor and its investment in multiple Blackstone or Blackstone Credit & Insurance strategies that would not apply to any other investor’s investment in the Company. A Strategic Relationship often involves (but is not required to involve) an investor agreeing to make a capital commitment to or investment in (as applicable) multiple Blackstone or Blackstone Credit & Insurance Clients, one of which could include the Company. Shareholders will not receive a copy of any agreement memorializing such a Strategic Relationship program (even if in the form of a side letter) or receive any other disclosure or reporting of the terms of or existence of any Strategic Relationship and will be unable to elect in the “most-favored-nations” election process (if any) any rights or benefits afforded through a Strategic Relationship (for the avoidance of doubt, no further disclosure or reporting information will be shared with the shareholders about any Strategic Relationship). Specific examples of such additional rights and benefits have included and can be expected to include, among others, specialized reporting, discounts or reductions on and/or reimbursements or rebates of management fees or carried interest (as applicable), secondment of personnel from the investor to Blackstone or Blackstone Credit & Insurance (or vice versa), rights to participate in the investment review and evaluation process, as well as priority rights or targeted amounts for co-investments alongside Blackstone Credit & Insurance or Blackstone funds (including, without limitation, preferential or favorable allocation of co-investment and preferential terms and conditions related to co-investment or other participation in Blackstone or Blackstone Credit & Insurance Clients (including in respect of any carried interest (as applicable) and/or management fees to be charged with respect thereto, as well as any additional discounts, reductions, reimbursements or rebates with respect thereto or other penalties that may result if certain target co-investment allocations or other conditions under such arrangements are not achieved)). Any co-investment that is part of a Strategic Relationship could include co-investment in investments made by the Company. Blackstone, including its personnel (including Blackstone Credit & Insurance personnel), reserves the right to receive compensation from Strategic Relationships and could be incentivized to allocate investment opportunities away from the Company to or source investment opportunities for Strategic Relationships. Strategic Relationships will in certain circumstances, result in fewer co-investment opportunities (or reduced or no allocations) being made available to shareholders, subject to the 1940 Act.
Blackstone Credit & Insurance Value Creation. Blackstone Credit & Insurance Value Creation is a global platform that is part of Blackstone’s Portfolio Operations Group (the “Portfolio Operations Group”) and seeks to provide access to a range of cost-saving, revenue-generating and best-practice sharing opportunities for Blackstone Credit & Insurance portfolio companies. The Portfolio Operations Group is organized into seven functional areas, across geographic regions and industry verticals:
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
Members of Blackstone’s Portfolio Operations Group (including Blackstone Credit & Insurance Value Creation), who are Blackstone employees, are permitted to provide services to the Company’s portfolio companies, including without limitation those related to the functional areas described above and other similar management consulting, operational and financial matters and are permitted to participate in the Firm co-investment rights. Any payments made or fees paid (which fees or payments will also in certain instances be structured as a reimbursement of internal compensation costs for time spent) by such portfolio companies to Blackstone for services rendered to such portfolio companies will generally be no greater than what would be paid in an arm’s-length transaction for similar overalls services, and such payments or fees received will not reduce the management fee payable by the Company. As a result, Blackstone is likely to be incentivized to cause members of the Portfolio Operations Group to spend more time on the Company’s portfolio companies as compared to portfolio companies of Other Clients that do reduce the management fee. On the other hand, there can be no assurance that members of the Portfolio Operations Group will be able to provide their services to portfolio companies and/or that any individuals within the Portfolio Operations Group will remain employed by Blackstone through the life of the Company. The level of involvement and role of Blackstone’s Portfolio Operations Group within each part of Blackstone with respect to any of the Company’s portfolio companies are expected to vary, including having no involvement or role at all. In addition, the Portfolio Operations Group will provide services to the Company’s portfolio companies as described in more detail in “—Firm Affiliated Service Providers”, including facilitation of arrangements for Portfolio Companies relating to group procurement (such as the group purchasing organization) and other operational, administrative or management related matters from third parties or Firm affiliates, and other similar operational initiatives. These services can result in commissions or similar payments, including related to a portion of the savings achieved by the portfolio companies. See also “—Other Fees”, “—Group Procurement; Discounts” and “—Firm Affiliated Service Providers” for further information regarding such programs.

Buying and Selling Investments or Assets from Certain Related Parties. The Company and its portfolio companies may purchase investments or assets from or sell investments or assets to shareholders, other portfolio companies of the Company, portfolio companies of Other Clients or their respective related parties. Purchases and sales of investments or assets between the Company or its portfolio companies, on the one hand, and shareholders, other portfolio companies of the Company, portfolio companies of Other Clients or their respective related parties, on the other hand, are not, unless required by applicable law, subject to the approval of the Board of Trustees or any shareholder. These transactions involve conflicts of interest, as the Firm may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction, including different financial incentives Blackstone could have with respect to the parties to the transaction. For example, there can be no assurance that any investment or asset sold by the Company to a shareholder, other portfolio companies of the Company, portfolio company of Other Clients or any of their respective related parties will not be valued or allocated a sale price that is lower than might otherwise have been the case if such asset were sold to a third party rather than to a shareholder, portfolio company of Other Clients or any of their respective related parties. The Firm will not be required to solicit third party bids or obtain a third party valuation prior to causing the Company or any of its portfolio companies to purchase or sell any asset or investment from or to a shareholder, other portfolio companies of the Company, portfolio company of Other Clients or any of their respective related parties as provided above.
Other Firm Businesses, Activities and Relationships. As part of its regular business, Blackstone provides a broad range of investment banking, advisory and other services. In addition, from time to time, the Firm will provide services in the future beyond those currently provided. Shareholders will not receive any benefit from any fees relating to such services.
In the regular course of its capital markets, investment banking, real estate advisory and other businesses, Blackstone represents potential purchasers, sellers and other involved parties, including corporations, financial buyers, management, shareholders and institutions, with respect to transactions that could give rise to other transactions that are suitable for the Company. In such a case, a Blackstone advisory client would typically require Blackstone to act exclusively on its behalf. Such advisory client requests have the potential to preclude all Blackstone-affiliated clients, including the Company, from participating in related transactions that would otherwise be suitable. Blackstone will be under no obligation to decline any such engagements in order to make an investment opportunity available to the Company. In connection with its capital markets, investment banking, advisory, real estate and other businesses, Blackstone comes into possession of information that limits its ability to engage in potential transactions. The Company’s activities are expected to be constrained as a result of the inability of Blackstone personnel to use such information. For example, employees of Blackstone from time to time are prohibited by law or contract from sharing information with members of the Company’s investment team. Additionally, there are expected to be circumstances in which one or more individuals associated with Blackstone affiliates (including clients) will be precluded from providing services related to the Company’s activities because of certain confidential information available to those individuals or to other parts of Blackstone (e.g., trading can be restricted). Where Blackstone affiliates are engaged to find buyers or financing sources for potential sellers of assets, the seller can permit the Company to act as a participant in such transactions (as a buyer or financing partner), which would raise certain conflicts of interest inherent in such a situation (including as to the negotiation of the purchase price).
The Company may invest in securities of the same issuers as Other Clients, other investment vehicles, accounts and clients of the Firm and the Adviser. To the extent that the Company holds interests that are different (or more senior or junior) than those held by such Other Clients, Blackstone Credit & Insurance may be presented with decisions involving circumstances where the interests of such Other Clients are in conflict with those of the Company. Furthermore, it is possible the Company’s interest could be subordinated or otherwise adversely affected by virtue of such Other Clients’ involvement and actions relating to its investment.
In addition, the 1940 Act limits the Company’s ability to undertake certain transactions with its affiliates that are registered under the 1940 Act or regulated as BDCs under the 1940 Act. As a result of these restrictions, the Company could be prohibited from executing “joint” transactions with such affiliates, which could include investments in the same portfolio company (whether at the same or different times). These limitations have the potential to limit the scope of investment opportunities that would otherwise be available to the Company.

Blackstone Credit & Insurance has received an exemptive order that permits certain funds, among other things, to co-invest with certain other persons, including certain affiliates of Blackstone Credit & Insurance, and certain funds managed and controlled by Blackstone Credit & Insurance and its affiliates subject to certain terms and conditions. In addition, other present and future activities of the Firm and its affiliates (including Blackstone Credit & Insurance and the Adviser) will from time to time give rise to additional conflicts of interest relating to the Firm and its investment activities. In the event that any such conflict of interest arises, the Adviser will attempt to resolve such conflicts in a fair and equitable manner. Investors should be aware that, subject to applicable law, conflicts will not necessarily be resolved in favor of the Company’s interests.
Transactions with Clients of Blackstone Insurance Solutions and Asset Based Finance. Blackstone Insurance Solutions (“BIS”) is the business segment of Blackstone Credit & Insurance that provides investment advisory services to insurers, including among others, (i) Fidelity Life Insurance Company and certain of its affiliates (“FGL”), (ii) Everlake Life Insurance Company and certain of its affiliates (“Everlake”), (iii) certain subsidiaries of Corebridge Financial, Inc. (“Corebridge”) and (iv) certain subsidiaries of Resolution Life Group Holdings Ltd. (“Resolution Life”). Certain of the insurers for which BIS provides services are, or may be in the future, owned, directly or indirectly, by Blackstone, the Company, or Other Clients, in whole or in part. Actual or potential conflicts of interest will likely arise in relation to the funds, vehicles or accounts BIS advises or sub-advises, including accounts where an insurer (including, without limitation, each of FGL, Everlake, Corebridge and Resolution Life) participates in investments directly and there is no separate vehicle controlled by Blackstone (for the purposes of this paragraph only, collectively, “BIS Clients”). Blackstone Credit & Insurance also advises funds and accounts focused on asset-based finance, including insurers and other types of investors (for the purposes of this paragraph only, collectively, “ABF Clients”, and each BIS Client and ABF Client is an Other Client for purposes other than this paragraph). BIS Clients have invested and are expected to continue investing in Other Clients and/or the Company. For greater clarity, any references herein to Blackstone Credit & Insurance or Other Blackstone Credit & Insurance Clients do not include BIS, BIS Clients or ABF Clients. Certain BIS Clients and certain ABF Clients have investment objectives that overlap with those of the Company (and Blackstone Credit & Insurance, or a business segment thereof, has entered into sub-management agreements with BIS to manage (for a fee, which such fees may be shared with BIS) the assets of certain such BIS Clients with respect to investments that overlap in part with the Company’s investment directive) or its portfolio companies and such BIS Clients and ABF Clients may invest, as permitted by applicable law and the Company’s co-investment exemptive relief, alongside (or in lieu of) the Company or such portfolio companies in certain investments, which will reduce the investment opportunities otherwise available to the Company or such portfolio companies. BIS Clients and ABF Clients will also engage in a variety of activities, including participating in transactions related to the Company and/or its portfolio companies (e.g., as originators, co-originators, counterparties or otherwise). Other transactions in which BIS Clients or ABF Clients will participate include, without limitation, investments in debt or other securities issued by portfolio companies or other forms of financing to portfolio companies (including special purpose vehicles established by the Company or such portfolio companies). When investing alongside the Company or its portfolio companies or in other transactions related to the Company or its portfolio companies, BIS Clients or ABF Clients may not invest or divest at the same time or on the same terms as the Company or the applicable portfolio companies or at a different time or on different terms. BIS Clients and ABF Clients will also from time to time acquire investments and portfolio companies directly or indirectly from the Company, as permitted by applicable law and the Company’s co-investment exemptive relief. In circumstances where Blackstone Credit & Insurance determines in good faith that the conflict of interest is mitigated in whole or in part through various measures that Blackstone, Blackstone Credit & Insurance or the Adviser implements, the Adviser may determine to proceed with the applicable transaction (subject to oversight by the Board of Trustees and the applicable law to which the Company is subject). In order to seek to mitigate any potential conflicts of interest with respect to such transactions (or other transactions involving BIS Clients or ABF Clients), Blackstone reserves the right, in its sole discretion, to involve independent members of the board of a portfolio company or a third party stakeholder in the transaction to negotiate price and terms on behalf of the BIS Clients or ABF Clients or otherwise cause the BIS Clients or ABF Clients to “follow the vote” thereof, and/or cause an independent client representative or other third party to approve the investment or otherwise represent the interests of one or more of the parties to the transaction. In addition, Blackstone or the Adviser may limit the percentage interest of the BIS Clients or ABF Clients participating in such transaction, or obtain appropriate price quotes or other benchmarks, or, alternatively, a third-party price opinion or other document to support the reasonableness of the price and terms of the transaction. From time to time, the applicable BIS Clients or ABF Clients participating in a transaction will be required to consent thereto (including in circumstances where the Adviser does not seek the consent of the Board of Trustees). There can be no assurance that any such measures or other measures that may be implemented by Blackstone will be effective at mitigating any actual or potential conflicts of interest. Moreover, under certain circumstances (e.g., where a BIS Client or ABF Client participates in a transaction directly (and not through a vehicle controlled by Blackstone) and independently consents to participating in a transaction), a BIS Client or ABF Client (or any other Blackstone Client participating via a similar arrangement) will not be an “Affiliate” as defined under the 1940 Act.

Allocation of Portfolios. The Firm will, in certain circumstances, have an opportunity to acquire a portfolio or pool of assets, securities and instruments that it determines should be divided and allocated among the Company and Other Clients. Such allocations generally would be based on the Firm’s assessment of the expected returns and risk profile of each of the assets. For example, some of the assets in a pool will have an opportunistic return profile, while others will have a return profile not appropriate for the Company. Also, a pool can contain both debt and equity instruments that the Firm determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool and therefore among the Company and Other Clients acquiring any of the assets, securities and instruments, although the Firm could, in certain circumstances, allocate value to the Company and such Other Clients on a different basis than the contractual purchase price. Similarly, there will likely be circumstances in which the Company and Other Clients will sell assets in a single or related transactions to a buyer. In some cases, a counterparty will require an allocation of value in the purchase or sale contract, though the Firm could determine such allocation of value is not accurate and should not be relied upon. The Firm will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third party valuation reports. Regardless of the methodology for allocating value, the Firm will have conflicting duties to the Company and Other Clients when they buy or sell assets together in a portfolio, including as a result of different financial incentives the Firm has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that an investment of the Company will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with Other Clients.
Holding Entities. The Firm may determine that for legal, tax, regulatory, accounting, administrative or other reasons the Company should hold a particular investment (or a portion of an investment or pool of assets) through a single holding entity through which the Company and one or more Other Clients hold different investments (or a different portion of such investment or pool of assets), including where such investment or pool has been divided and allocated among the Company and such Other Clients. Over time, it is possible that the Company and/or Other Clients may make different decisions with respect to the investments held through such holding entities and therefore may have differing economic rights, obligations or liabilities with respect to a holding entity. In such circumstances, the economic rights, liabilities and obligations in respect of the investment (or portion of an investment or pool of assets) that is indirectly held by the Company would be specifically attributed to the Company, and the Company would be deemed to hold its investment (or portion of an investment or pool of assets) separately from, and not jointly with, such Other Clients (and vice versa in respect of the investments (or portion of an investment or pool of assets) held indirectly through such holding entity by such Other Clients). Furthermore, certain holding structures may require a newly-established manager, advisor, service provider or other entity intended to address certain legal, tax, regulatory, accounting, administrative or other considerations applicable to the Company and/or Other Clients. It is possible that the Company or an affiliate will be initially responsible for the costs and expenses of establishing such holding structure (including any such newly-established entities) prior to, and/or, in anticipation of, Other Clients participating through such structure for their investments and it is expected that such Other Clients reimburse the Company or the Company would reimburse such affiliate for any such costs and expenses on a pro rata basis.
Other Affiliate Transactions and Investments in Different Levels of Capital Structure. From time to time, the Company and the Other Clients may make investments at different levels of an issuer’s capital structure or otherwise in different classes of an issuer’s securities or loans, subject to the limitations of the 1940 Act. While less common, subject to applicable law, from time to time the Company could hold an investment in a different layer of the capital structure than an investor or another party with which Blackstone has a material relationship, in which case Blackstone could have an incentive to cause the Company or the portfolio company to offer more favorable terms to such parties (including, for instance, financing arrangements). Certain such investments inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities or loans that are expected to be held by such entities. To the extent the Company holds securities or loans that are different (including with respect to their relative seniority) than those held by an Other Client, the Adviser and its affiliates will be presented with decisions when the interests of the funds are in conflict. For example, conflicts could arise where the Company lends funds to a portfolio company while an Other Client invests in equity securities of such portfolio company. In this circumstance, for example, if such portfolio company were to go into bankruptcy, become insolvent or otherwise be unable to meet its payment obligations or comply with its debt covenants, conflicts of interest could arise between the holders of different types of securities or loans as to what actions the portfolio company should take. In addition, purchases or sales of securities or loans for the account of the Company (particularly marketable securities) will be bunched or aggregated with orders for Other Clients, including other funds. It is frequently not possible to receive the same price or execution on the entire volume of securities sold, and the various prices could be averaged, which has the potential to be disadvantageous to the Company. Further conflicts could arise after the Company and Other Clients have made their respective initial investments. For example, if additional financing is necessary as a result of financial or other difficulties, it is not always in the best interests of the Company to provide such additional financing. If the Other Clients were to lose their respective investments as a result of such difficulties, the ability of the Adviser to recommend actions in the best interests of the Company might be impaired. Any applicable co-investment exemptive order issued by the SEC may restrict the Company’s ability to participate in follow-on financings. Blackstone Credit & Insurance may in its sole discretion take steps to reduce the potential for adversity between the Company and the Other Clients, including causing the Company and/or such Other Clients to take certain actions that, in the absence of such conflict, it would not take. Such conflicts will be more difficult if the Company and Other Clients hold significant or controlling interests in competing or different tranches of a portfolio company’s capital structure. Equity holders and debt holders have different (and often competing) motives, incentives, liquidity goals and other interests with respect to a portfolio company. In addition, there could be circumstances where Blackstone Credit & Insurance agrees to implement certain procedures to ameliorate conflicts of interest that involve a forbearance of rights relating to the Company or Other Clients, such as where Blackstone Credit & Insurance is expected to cause the Company or Other Clients to decline to exercise certain control-and/or foreclosure-related rights with respect to a portfolio company.
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
In addition, conflicts may arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof. There can be no assurance that any conflict will be resolved in favor of the Company, and each shareholder acknowledges and agrees that in some cases, subject to applicable law, a decision by Blackstone Credit & Insurance to take any particular action could have the effect of benefiting an Other Client and therefore may not have been in the best interests of, and may be adverse to, the Company. There can be no assurance that the return on the Company’s investment will be equivalent to or better than the returns obtained by the Other Clients participating in the same or similar transactions. The shareholders will not receive any benefit from fees paid to any affiliate of the Adviser in respect of any Other Client’s investment in a portfolio company.
Related Financing Counterparties. The Company may invest in companies or other entities in which Other Clients make an investment in a different part of the capital structure (and vice versa) subject to the requirements of the 1940 Act and the Company’s co-investment exemptive order. The Adviser requests in the ordinary course proposals from lenders and other sources to provide financing to the Company and its portfolio companies. Blackstone Credit & Insurance takes into account various facts and circumstances it deems relevant in selecting financing sources, including whether a potential lender has expressed an interest in evaluating debt financing opportunities, whether a potential lender has a history of participating in debt financing opportunities generally and with the Firm in particular, the size of the potential lender’s loan amount, the timing of the relevant cash requirement, the availability of other sources of financing, the creditworthiness of the lender, whether the potential lender has demonstrated a long-term or continuing commitment to the success of Blackstone, Blackstone Credit & Insurance and their funds, and such other factors that Blackstone and Blackstone Credit & Insurance deem relevant under the circumstances. The cost of debt alone is not determinative.
It is possible that shareholders, Other Clients, their portfolio companies, co-investors and other parties with material relationships with the Firm, such as shareholders of and lenders to the Firm and lenders to Other Clients and their portfolio companies (as well as Blackstone itself), could provide additional financing to portfolio companies of the Company, subject to the requirements of the 1940 Act. The Firm could have incentives to cause the Company and its portfolio companies to accept less favorable financing terms from a shareholder, Other Clients, their portfolio companies, Blackstone, and other parties with material relationships with the Firm than it would from a third party. If the Company occupies a different, and in particular, a more senior, position in the capital structure than a shareholder, Other Client, their portfolio companies and other parties with material relationships with Blackstone, Blackstone could have an incentive to cause the Company or portfolio company to offer financing terms that are more favorable to such parties. In the case of a related party financing between the Company or its portfolio companies, on the one hand, and Blackstone or Other Clients’ portfolio companies, on the other hand, to the extent permitted by the 1940 Act, the Adviser could, but is not obligated to, rely on a third party agent to confirm the terms offered by the counterparty are consistent with market terms, or the Adviser could instead rely on its own internal analysis, which the

Adviser believes is often superior to third party analysis given the Firm’s scale in the market. If however any of the Firm, the Company, an Other Client or any of their portfolio companies delegates to a third party, such as another member of a financing syndicate or a joint venture partner, the negotiation of the terms of the financing, the transaction will be assumed to be conducted on an arms-length basis, even though the participation of the Firm related vehicle impacts the market terms. For example, in the case of a loan extended to the Company or a portfolio company by a financing syndicate in which an Other Client has agreed to participate on terms negotiated by a third party participant in the syndicate, it might have been necessary to offer better terms to the financing provider to fully subscribe the syndicate if the Other Client had not participated. It is also possible that the frequent participation of Other Clients in such syndicates could dampen interest among other potential financing providers, thereby lowering demand to participate in the syndicate and increasing the financing costs to the Company. The Adviser does not believe either of these effects is significant, but no assurance can be given to shareholders that these effects will not be significant in any circumstance. Unless required by applicable law, the Adviser will not seek any consent or approvals from shareholders or the Board of Trustees in the case of any of these conflicts.
The Firm could cause actions adverse to the Company to be taken for the benefit of Other Clients that have made an investment more senior in the capital structure of a portfolio company than the Company (e.g., provide financing to a portfolio company, the equity of which is owned by the Company) and, vice versa, actions may be taken for the benefit of the Company and its portfolio companies that are adverse to Other Clients. The Firm could seek to implement procedures to mitigate conflicts of interest in these situations such as (i) a forbearance of rights, including some or all non-economic rights, by the Company or relevant Other Client (or their respective portfolio companies, as the case may be) by, for example, agreeing to follow the vote of a third party in the same tranche of the capital structure, or otherwise deciding to recuse itself with respect to both normal course ongoing matters (such as consent rights with respect to loan modifications in intercreditor agreements) and also decisions on defaults, foreclosures, workouts, restructurings and other similar matters, (ii) causing the Company or relevant Other Client (or their respective portfolio companies, as the case may be) to hold only a non-controlling interest in any such portfolio company, (iii) retaining a third party loan servicer, administrative agent or other agent to make decisions on behalf of the Company or relevant Other Client (or their respective portfolio companies, as the case may be), or (iv) create groups of personnel within the Firm separated by information barriers (which may be temporary and limited purpose in nature), each of which would advise one of the clients that has a conflicting position with other clients. As an example, to the extent an Other Client holds an interest in a loan or security that is different (including with respect to relative seniority) than those held by the Company or its portfolio companies, the Firm can decline to exercise, or delegate to a third party, certain control, foreclosure and other similar governance rights of the Other Client. In these cases, the Firm would generally act on behalf of one of its clients, though the other client would generally retain certain control rights, such as the right to consent to certain actions taken by the trustee or administrative or other agent of the investment, including a release, waiver, forgiveness or reduction of any claim for principal or interest; extension of maturity date or due date of any payment of any principal or interest; release or substitution of any material collateral; release, waiver, termination or modification of any material provision of any guaranty or indemnity; subordination of any lien; and release, waiver or permission with respect to any covenants. The efficacy of following the vote of third-party creditors will be limited in circumstances where the Company or Other Client acquires all or substantially all of a relevant instrument, tranche or class of securities.
In connection with negotiating loans and bank financings in respect of Blackstone Credit & Insurance-sponsored transactions, Blackstone Credit & Insurance will generally obtain the right to participate (for its own account or an Other Client) in a portion of the financings with respect to such Blackstone Credit & Insurance-sponsored transactions on the same terms negotiated by third parties with the Firm or other terms the Adviser determines to be consistent with the market. Although the Firm could rely on third parties to verify market terms, the Firm may nonetheless have influence on such third parties. No assurance can be given that negotiating with a third party, or verification of market terms by a third party, will ensure that the Company and its portfolio companies receive market terms.
In addition, it is anticipated that in a bankruptcy proceeding the Company’s interests will likely be subordinated or otherwise adverse to the interests of Other Clients with ownership positions that are more senior to those of the Company. For example, an Other Client that has provided debt financing to an investment of the Company will be permitted to take actions for its benefit, particularly if the Company’s investment is in financial distress, which adversely impact the value of the Company’s subordinated interests.
Although Other Clients can be expected to provide financing to the Company and its portfolio companies subject to the requirements of the 1940 Act, there can be no assurance that any Other Client will indeed provide any such financing with respect to any particular investment. Participation by Other Clients in some but not all financings of the Company and its portfolio companies has the potential to adversely impact the ability of the Company and its portfolio companies to obtain financing from third parties when Other Clients do not participate, as it could serve as a negative signal to market participants.

Any financing provided by a shareholder or an affiliate to the Company or a portfolio company is not an investment in the Company.
The respective investment programs of the Company and the Other Clients may or may not be substantially similar. Blackstone Credit & Insurance and/or Blackstone may give advice to, and recommend securities for, Other Clients that may differ from advice given to, or securities recommended or bought for, the Company, even though their investment objectives may be the same as or similar to those of the Company. While Blackstone Credit & Insurance will seek to manage potential conflicts of interest in a fair and equitable manner, the portfolio strategies employed by Blackstone Credit & Insurance and Blackstone in managing their respective Other Clients are likely to conflict from time to time with the transactions and strategies employed by the Adviser in managing the Company and may affect the prices and availability of the securities and instruments in which the Company invests. Participation in specific investment opportunities may be appropriate, at times, for both the Company and Other Clients. In any event, it is the policy of Blackstone Credit & Insurance to allocate investment opportunities and sale opportunities on a basis deemed by Blackstone Credit & Insurance, in its sole discretion, to be fair and equitable over time.
Conflicting Fiduciary Duties to Debt Funds. Other Clients include funds and accounts that make investments in senior secured loans, distressed debt, subordinated debt, high-yield securities, commercial mortgage-backed securities and other debt instruments. As discussed above, it is expected that these Other Clients or investors therein will be offered the opportunity, subject to applicable law, to provide financing with respect to investments made by the Company and its portfolio companies. The Firm owes a fiduciary duty and/or other obligations to these Other Clients as well as to the Company and will encounter conflicts in the exercise of these duties and/or obligations. For example, if an Other Client purchases high-yield securities or other debt instruments of a portfolio company of the Company, or otherwise occupies a senior (or other different) position in the capital structure of an investment relative to the Company, the Firm will encounter conflicts in providing advice to the Company and to these Other Clients with regard to appropriate terms of such high-yield securities or other instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies, among other matters. For example, in a bankruptcy proceeding, in circumstances where the Company holds an equity investment in a portfolio company, the holders of such portfolio company’s debt instruments (which can include one or more Other Clients) could take actions for their benefit (particularly in circumstances where such portfolio company faces financial difficulties or distress) that subordinate or adversely impact the value of the Company’s investment in such portfolio company. More commonly, the Company could hold an investment that is senior in the capital structure, such as a debt instrument, to an Other Client. Although measures described in “Related Financing Counterparties” above can mitigate these conflicts, they cannot completely eliminate them. These conflicts related to fiduciary duties to such Other Clients will not necessarily be resolved in favor of the Company, and investors will not always be entitled to receive notice or disclosure of the occurrence of these conflicts.
Similarly, certain Other Clients can be expected to invest in securities of publicly traded companies that are actual or potential investments of the Company or its portfolio companies. The trading activities of those vehicles can differ from or be inconsistent with activities that are undertaken for the account of the Company or its portfolio companies in any such securities or related securities. In addition, the Company could not pursue an investment in a portfolio company otherwise within the investment mandate of the Company as a result of such trading activities by Other Clients.
Other Blackstone and Blackstone Credit & Insurance Clients; Allocation of Investment Opportunities. Certain inherent conflicts of interest arise from the fact that the Adviser, Blackstone Credit & Insurance and Blackstone provide investment management, advisory and sub-advisory services to the Company and Other Clients.
Blackstone Credit & Insurance and/or Blackstone may give advice to, and recommend securities for, Other Clients that may differ from advice given to, or securities recommended or bought for, the Company, even though their investment objectives may be the same as or similar to those of the Company. Blackstone Credit & Insurance has adopted guidelines and policies, which can be expected to be updated from time to time, regarding allocation of investment opportunities. While Blackstone Credit & Insurance will seek to manage potential conflicts of interest in a fair and equitable manner, the portfolio strategies employed by Blackstone Credit & Insurance and Blackstone in managing their respective Other Clients are likely to conflict from time to time with the transactions and strategies employed by the Adviser in managing the Company and may affect the prices and availability of the securities and instruments in which the Company invests. Participation in specific investment opportunities may be appropriate, at times, for both the Company and Other Clients.

Blackstone Credit & Insurance provides investment management services to Other Blackstone Credit & Insurance Clients. In addition, Blackstone provides investment management services to Blackstone Clients. Blackstone Credit & Insurance will share appropriate investment opportunities (and sale opportunities) (including, without limitation, secondary market transactions and certain syndicated primary issuance transactions (which generally will not be originated investments)) with Other Clients and the Company in accordance with Firm-wide allocation policies, which generally provide for sharing pro rata based on targeted acquisition size (generally based on available capacity) or targeted sale size (or, in some sales cases, the aggregate positions held by the Company and the applicable Other Clients), taking into account actual and anticipated investments and capital commitments (as appropriate), available cash, asset-based leverage and relative capital of the Company and the applicable Other Clients and such other factors as Blackstone Credit & Insurance determines in good faith to be appropriate.
To the extent an opportunity is shared with one or more Other Clients, Blackstone Credit & Insurance expects that such Other Clients generally will invest on substantially the same economic terms available to the Company (including sharing of transaction fees and expenses) and generally will exit investments at the same time and on substantially the same economic terms as the Company, and on a pro rata basis with the Company subject to legal, tax, regulatory, accounting or applicable considerations (including the terms of the governing agreements of, or portfolio management considerations applicable to, the Company or such Other Clients); provided that the Company may syndicate a portion of an investment where Other Clients do not also syndicate a portion of the investment. (See also “—Transactions with Clients of Blackstone Insurance Solutions and Asset Based Finance.”).
Allocation Methodology Considerations. Notwithstanding the foregoing, Blackstone Credit & Insurance may also consider the following factors in making any allocation determinations, and such factors may result in a different allocation of investment and/or sale opportunities: (i) the risk-return and target return profile of the proposed investment relative to the Company’s and the Other Clients’ current risk profiles; (ii) the Company’s and/or the Other Clients’ investment strategies, mandates, guidelines, limitations, restrictions, terms and objectives (including whether such objectives are considered solely in light of the specific investment under consideration or in the context of the respective portfolios’ overall holdings), other contractual provisions (including Other Clients with minimum allocation provisions), focus (including investment focus on a classification attributable to an investment, such as maturity), parameters and investor preferences of the Company and the Other Clients (including, without limitation, with respect to Other Clients that expect to invest in or alongside other funds or across asset classes based on expected return (such as certain managed accounts or other investment vehicles (whether now in existence or which may be established in the future)) with similar investment strategies and objectives); (iii) diversification and concentration considerations in the Company’s or the Other Clients’ portfolios (including the potential for the proposed investment to create an industry, sector, geography, region, location, market or issuer imbalance in the Company’s and Other Clients’ portfolios, as applicable) and taking into account any existing non-pro rata investment positions in the portfolio of the Company and Other Clients; (iv) liquidity considerations of the Company and the relevant Other Clients (including warehouse vehicles or arrangements (such as CLO warehouses and Blackstone-controlled or third party warehouse arrangements) established for the benefit of current Other Clients or potential future Other Clients), including during a ramp-up (which includes the period prior to or after the initial closing of an Other Client during which its manager is deploying funds already invested or committed (or that its manager anticipates will be invested or committed) and can continue for a period during an Other Client’s fundraising and/or acceptance of future subscriptions as deemed appropriate by the Firm, including to protect against zero or de minimis allocations or in anticipation of future subscriptions) or wind-down of one or more of the Company or such Other Clients, proximity to the end of the Company’s or Other Clients’ specified term or investment period, any redemption/withdrawal requests, anticipated future contributions and available cash; (v) legal, tax, accounting and other considerations or consequences; (vi) regulatory or contractual provisions, obligations, terms, limitations, restrictions or consequences relating to the Company or Other Clients (including, without limitation, requirements under the 1940 Act and any related rules, orders, guidance or other authority applicable to the Company or Other Clients); (vii) avoiding a de minimis or odd lot allocation; (viii) availability and degree of leverage and any requirements or other terms of the investment, or of any existing leverage facilities; (ix) the Company’s or Other Clients’ investment focus on a classification attributable to an investment or issuer of an investment, including, without limitation, investment strategy, geography, location, industry or business sector; (x) the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals dedicated to the Company or such Other Clients; (xi) the management of any actual or potential conflict of interest; (xii) with respect to investments that are made available to Blackstone Credit & Insurance by counterparties pursuant to negotiated trading platforms (e.g., ISDA contracts), the absence of such relationships which may not be available for the Company and all Other Clients; (xiii) co-investment arrangements, (xiv) available capital of the Company and such Other Clients, (xv) sourcing of the investment, (xvi) the specific nature (including size, type, amount, liquidity, holding period, anticipated maturity and minimum investment criteria) of the investment, (xvii) expected investment return, (xviii) expected cash characteristics (such as cash-on-cash yield, distribution rates or volatility of cash flows), (xix) capital expenditure required as part of the investment, (xx) portfolio diversification and concentration concerns (including, but not limited to, whether a particular fund already has its desired exposure to the investment, sector, industry, geographic region or markets in question), (xxi) relation to existing investments in a fund, if applicable (e.g., “follow on” to existing investment, joint venture or other partner to existing investment, or same security as existing investment), (xxii) timing expected to be necessary to execute an investment, (xxiii) whether Blackstone Credit & Insurance believes that allocating investment opportunities to an investor will help establish, recognize, strengthen and/or cultivate relationships that may provide indirectly longer-term benefits (including strategic, sourcing or similar benefits) to the Company, Other Clients and/or Blackstone and (xxiv) any other considerations deemed relevant by Blackstone Credit & Insurance in good faith.
Subject to the requirements of the 1940 Act and the Company’s co-investment exemptive order, Blackstone Credit & Insurance shall not have any obligation to present any investment opportunity (or portion of any investment opportunity) to the Company if Blackstone Credit & Insurance determines in good faith that such opportunity (or portion thereof) should not be presented to the Company, including for any one or a combination of the reasons described above, or if Blackstone Credit & Insurance is otherwise restricted from presenting such investment opportunity to the Company.
Investment Alongside Regulated Funds. In addition, Blackstone Credit & Insurance has received an exemptive order from the SEC that permits certain existing and future Other Blackstone Credit & Insurance Clients that are closed-end management investment companies that have elected to be regulated as a BDC or are registered under the 1940 Act and who intend to rely on the exemptive order (each a “Regulated Fund” and collectively, the “Regulated Funds”), including the Company, among other things, to co-invest with certain other persons, including certain affiliates of Blackstone Credit & Insurance, and certain funds managed and controlled by Blackstone Credit & Insurance and its affiliates, including the Company and Other Blackstone Credit & Insurance Clients, subject to certain terms and conditions. For so long as any privately negotiated investment opportunity falls within certain established investment criteria of one or more Regulated Funds, such investment opportunity shall also be offered to such Regulated Fund(s). In the event that the aggregate targeted investment sizes of the Company, such Other Blackstone Credit & Insurance Clients and such Regulated Fund(s) that are allocated an investment opportunity exceed the amount of such investment opportunity, allocation of such investment opportunity to each of the Company, such Other Blackstone Credit & Insurance Clients and Regulated Fund(s) will be reduced proportionately based on their respective “available capital” as defined in the co-investment exemptive order, which may result in allocation to the Company in an amount less than what it would otherwise have been if such Other Blackstone Credit & Insurance Client(s) and Regulated Fund(s) did not participate in such investment opportunity. The co-investment exemptive order also restricts the ability of the Company (or any such Other Blackstone Credit & Insurance Client) from investing in any privately negotiated investment opportunity alongside a Regulated Fund except at the same time and on same terms, as described in the exemptive order. As a result, the Company risks being unable to make investments in different parts of the capital structure of the same issuer in which a Regulated Fund has invested or seeks to invest, and Regulated Funds risk being unable to make investments in different parts of the capital structure of the same issuer in which the Company has invested or seeks to invest. The Company may be unable to participate in or effect certain transactions, or take certain actions in respect of certain investments, on account of applicable restrictions under the 1940 Act, related guidance from the SEC and/or the Company’s exemptive order. For example, the Company may be restricted from participating in certain transactions or taking certain actions in respect of portfolio companies in which certain funds managed and controlled by Blackstone Credit & Insurance and its affiliates and/or a Regulated Fund has also invested, which may include, but is not limited to declining to vote, participating in a potential co-investment opportunity (as such participation may not comply with the conditions of the co-investment exemptive order), exercising rights with respect to any such investment, and/or declining to participate in follow-on investments. The Company may also be required to sell an investment to avoid potential violations of the 1940 Act and/or related rules thereunder or for other reasons. In such cases, the Company’s interests in an investment may be adversely affected, including by resulting in the dilution of or decrease in the value of the Company’s investment, or otherwise by resulting in the Company being put in a disadvantageous position with respect to the investment as compared to Other Blackstone Credit & Insurance Clients, including other Regulated Funds. Whether the Company participates or declines to participate in any such action or transaction will be made by the Adviser in its sole discretion and will take into account the Adviser’s fiduciary duties and applicable law, including the 1940 Act, the rules thereunder and/or the exemptive order. There is no assurance that any such determination will be resolved in favor of the Company’s interests. The rules promulgated by the SEC under the 1940 Act, as well as any related guidance from the SEC and/or the terms of the exemptive order itself, are subject to change, and Blackstone Credit & Insurance could undertake to amend the exemptive order (subject to SEC approval), obtain additional exemptive relief, or otherwise be subject to other requirements in respect of co-investments involving the Company, any Other Blackstone Credit & Insurance Client and any Regulated Funds, any of which could impact the amount of any allocation made available to Regulated Funds and thereby affect (and potentially decrease) the allocation made to the Company.

Moreover, with respect to Blackstone Credit & Insurance’s ability to allocate investment opportunities, including where such opportunities are within the common objectives and guidelines of the Company and one or more Other Clients (which allocations are to be made on a basis that Blackstone Credit & Insurance believes in good faith to be fair and reasonable), Blackstone Credit & Insurance and Blackstone have established general guidelines and policies, which it can be expected to update from time to time, for determining how such allocations are to be made, which, among other things, set forth principles regarding what constitutes “debt” or “debt-like” investments, criteria for defining “control-oriented equity” or “infrastructure” investments, guidance regarding allocation for certain types of investments (e.g., distressed assets) and other matters. In addition, certain Other Clients can receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such Other Clients’ respective governing agreements. The application of those guidelines and conditions could result in the Company or Other Clients not participating (and/or not participating to the same extent) in certain investment opportunities in which they would have otherwise participated had the related allocations been determined without regard to such guidelines and conditions and based only on the circumstances of those particular investments. Additionally, investment opportunities sourced by Blackstone Credit & Insurance will be allocated in accordance with Blackstone’s and Blackstone Credit & Insurance’s allocation policies, which provide that investment opportunities will be allocated in whole or in part to other business units of the Firm on a basis that Blackstone and Blackstone Credit & Insurance believe in good faith to be fair and reasonable, based on various factors, including the involvement of the respective teams from Blackstone Credit & Insurance and such other business units. It should also be noted that investment opportunities sourced by business units of the Firm other than Blackstone Credit & Insurance will be allocated in accordance with such business units’ allocation policies, which will result in such investment opportunities being allocated, in whole or in part, away from Blackstone Credit & Insurance, the Company and Other Blackstone Credit & Insurance Clients.
When Blackstone Credit & Insurance determines not to pursue some or all of an investment opportunity for the Company that would otherwise be within the Company’s objectives and strategies, and Blackstone or Blackstone Credit & Insurance provides the opportunity or offers the opportunity to Other Clients (or other parties, including portfolio companies), Blackstone or Blackstone Credit & Insurance, including their personnel (including Blackstone Credit & Insurance personnel), will, in certain circumstances, receive compensation from the Other Clients and/or other parties, whether or not in respect of a particular investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by the Company to Blackstone Credit & Insurance. As a result, Blackstone Credit & Insurance (including Blackstone Credit & Insurance personnel who receive such compensation) could be incentivized to allocate investment opportunities away from the Company to or source investment opportunities for Other Clients and/or other parties. In addition, in some cases Blackstone or Blackstone Credit & Insurance can be expected to earn greater fees when Other Clients participate alongside or instead of the Company in an investment.
Blackstone Credit & Insurance makes good faith determinations for allocation decisions based on expectations that will, in certain circumstances, prove inaccurate. Information unavailable to Blackstone Credit & Insurance, or circumstances not foreseen by Blackstone Credit & Insurance at the time of allocation, can cause an investment opportunity to yield a different return than expected. Conversely, an investment that Blackstone Credit & Insurance expects to be consistent with the Company’s return objectives will, in certain circumstances, fail to achieve them.
The Adviser is permitted, but will be under no obligation to, provide co-investment opportunities relating to investments made by the Company to Fund shareholders, Other Clients, investors in such Other Clients, subject to the Company’s exemptive relief and the 1940 Act. Such co-investment opportunities may be offered to such parties in the Adviser’s discretion subject to the Company’s exemptive relief. From time to time, Blackstone Credit & Insurance may form one or more funds or accounts to co-invest in transactions with the Company (or transactions alongside any of the Company and one or more Other Clients). Furthermore, for the avoidance of doubt, to the extent that the Company has received its target amount in respect of an investment opportunity, any remaining portion of such investment opportunity initially allocated to the Company may be allocated to Other Clients or to co-investors in Blackstone Credit & Insurance’s discretion pursuant to the Company’s exemptive relief.
Orders may be combined for the Company and other participating Other Clients, and if any order is not filled at the same price, they may be allocated on an average price basis. Similarly, if an order on behalf of more than one account cannot be fully executed under prevailing market conditions, securities may be allocated among the different accounts on a basis that Blackstone Credit & Insurance or its affiliates consider equitable.

Additionally, it can be expected that the Firm will, from time to time, enter into arrangements or strategic relationships with third parties, including other asset managers, financial firms or other businesses or companies, that, among other things, provide for referral, sourcing or sharing of investment opportunities. Blackstone or Blackstone Credit & Insurance may pay management fees and performance-based compensation in connection with such arrangements. Blackstone or Blackstone Credit & Insurance may also provide for or receive reimbursement of certain expenses incurred or received in connection with these arrangements, including diligence expenses and general overhead, administrative, deal sourcing and related corporate expenses. The amount of these rebates may relate to allocations of co-investment opportunities and increase if certain co-investment allocations are not made. While it is possible that the Company will, along with the Firm itself, benefit from the existence of those arrangements and/or relationships, it is also possible that investment opportunities that would otherwise be presented to or made by the Company would instead be referred (in whole or in part) to such third party, or, as indicated above, to other third parties, either as a contractual obligation or otherwise, resulting in fewer opportunities (or reduced allocations) being made available to the Company and/or shareholders. This means that co-investment opportunities that are sourced by the Company may be allocated to investors that are not shareholders. For example, a firm with which the Firm has entered into a strategic relationship may be afforded with “first-call” rights on a particular category of investment opportunities, although there is not expected to be substantial overlap in the investment strategies and/or objectives between the Company and any such firm.
Certain Investments Inside the Company’s Mandate that are not Pursued by the Company. Under certain circumstances, Blackstone or Blackstone Credit & Insurance can be expected to determine not to pursue some or all of an investment opportunity within the Company’s mandate, including without limitation, as a result of business, reputational or other reasons applicable to the Company, Other Clients, their respective portfolio companies or Blackstone. In addition, Blackstone Credit & Insurance will, in certain circumstances, determine that the Company should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because the Company has already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by Blackstone Credit & Insurance in its good faith discretion, or the investment is not appropriate for the Company for other reasons as determined by Blackstone Credit & Insurance in its good faith reasonable sole discretion. In any such case Blackstone or Blackstone Credit & Insurance could, thereafter, offer such opportunity to other parties, including Other Clients or portfolio companies or limited partners or shareholders of the Company or Other Clients, joint venture partners, related parties or third parties. Any such Other Clients could be advised by a different Blackstone or Blackstone Credit & Insurance business group with a different investment committee, which could determine an investment opportunity to be more attractive than Blackstone Credit & Insurance believes to be the case. In any event, there can be no assurance that Blackstone Credit & Insurance’s assessment will prove correct or that the performance of any investments actually pursued by the Company will be comparable to any investment opportunities that are not pursued by the Company. Blackstone and Blackstone Credit & Insurance, including their personnel, are permitted to receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by the Company to Blackstone Credit & Insurance. In some cases, Blackstone or Blackstone Credit & Insurance earns greater fees when Other Clients participate alongside or instead of the Company in an investment.
Cross Transactions. Situations can arise where certain assets held by the Company are transferred to Other Clients and vice versa. Such transactions will be conducted in accordance with, and subject to, the Adviser’s contractual obligations to the Company and applicable law, including the 1940 Act.
Co-Investment. The Company will co-invest with its shareholders, limited partners and/or shareholders of the Other Clients, the Firm’s affiliates and other parties with whom Blackstone Credit & Insurance has a material relationship. The allocation of co-investment opportunities is entirely and solely in the discretion of Blackstone Credit & Insurance, subject to applicable law. In addition to participation by Consultants in specific transactions or investment opportunities, Consultants and/or other Firm employees may be permitted to participate in the Firm’s side-by-side co-investment rights. Such rights generally do not provide for an advisory fee or carried interest payable by participants therein and generally result in the Company being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side. Furthermore, Other Clients will be permitted (or have a preferred right) to participate in the Firm’s side-by-side co-investment rights.

In certain circumstances, Blackstone Credit & Insurance will determine that a co-investment opportunity should be offered to one or more third parties (such investors, “Co-Investors”) and will maintain sole discretion with respect to which Co-Investors are offered any such opportunity. It is expected that many investors who will, in certain circumstances, have expressed an interest in co-investment opportunities will not be allocated any co-investment opportunities or will, in certain circumstances, receive a smaller amount of co-investment opportunities than the amount requested. Any co-investments offered by Blackstone Credit & Insurance will be on such terms and conditions (including with respect to advisory fees, performance-based compensation and related arrangements and/or other fees applicable to co-investors) as Blackstone Credit & Insurance determines to be appropriate in its sole discretion on a case-by-case basis, which may differ amongst co-investors with respect to the same co-investment. In addition, the performance of Other Clients co-investing with the Company is not considered for purposes of calculating the incentive fee payable by the Company to the Adviser. Furthermore, the Company and co-investors will often have different investment objectives and limitations, such as return objectives and maximum hold period. Blackstone Credit & Insurance, as a result, will have conflicting incentives in making decisions with respect to such opportunities. Even if the Company and any such parties invest in the same securities on similar terms, conflicts of interest will still arise as a result of differing investment profiles of the investors, among other items.
a.General Co-Investment Considerations. There are expected to be circumstances where an amount that would otherwise have been invested by the Company is instead allocated to co-investors (who could be shareholders of the Company or limited partners of Other Clients) or supplemental capital vehicles, and there is no guarantee that any shareholders will be offered any particular co-investment opportunity. Each co-investment opportunity (should any exist) is likely to be different, and allocation of each such opportunity will depend on the facts and circumstances specific to that unique situation (e.g., timing, industry, size, geography, asset class, projected holding period, exit strategy and counterparty). Different situations will require that the various facts and circumstances of each opportunity be weighted differently, as Blackstone Credit & Insurance deems relevant to such opportunity. Such factors are likely to include, among others, whether a co-investor adds strategic value, industry expertise or other similar synergies; whether a potential co-investor has expressed an interest in evaluating co-investment opportunities; whether a potential co-investor has an overall strategic relationship with the Firm; whether a potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of Blackstone, Blackstone Credit & Insurance, the Company, Other Clients or other co-investments (including whether a potential co-investor will help establish, recognize, strengthen and/or cultivate relationships that can provide indirectly longer-term benefits to the Company or Other Clients and their respective underlying portfolio companies, or whether the potential co-investor has significant capital under management by the Firm or intends to increase such amount); the ability of a potential co-investor to commit to a co-investment opportunity within the required timeframe of the particular transaction; Blackstone Credit & Insurance’s assessment of a potential co-investor’s ability to invest an amount of capital that fits the needs of the investment (taking into account the amount of capital needed as well as the maximum number of investors that can realistically participate in the transaction); whether the co-investor is considered “strategic” to the investment because it is able to offer the Company certain benefits, including but not limited to, the ability to help consummate the investment, the ability to aid in operating or monitoring the portfolio company or the possession of certain expertise; the transparency, speed and predictability of the potential co-investor’s investment process; whether the Firm has previously expressed a general intention to seek to offer co-investment opportunities to such potential co-investor; whether a potential co-investor has the financial and operational resources and other relevant wherewithal to evaluate and participate in a co-investment opportunity; the familiarity the Firm has with the personnel and professionals of the investor in working together in investment contexts (which may include such potential co-investor’s history of investment in other Firm co-investment opportunities); the extent to which a potential co-investor has committed to an Other Client; the size of such potential co-investor’s interest to be held in the underlying portfolio company as a result of the Company’s investment (which is likely to be based on the size of the potential co-investor’s capital commitment or investment in the Company); the extent to which a potential co-investor has been provided a greater amount of co-investment opportunities relative to others; the ability of a potential co-investor to invest in potential add-on acquisitions for the portfolio company or participate in defensive investments; the likelihood that the potential co-investor would require governance rights that would complicate or jeopardize the transaction (or, alternatively, whether the investor would be willing to defer to the Firm and assume a more passive role in governing the portfolio company); any interests a potential co-investor might have in any competitors of the underlying portfolio company; the tax profile of the potential co-investor and the tax characteristics of the investment (including whether the potential co-investor would require particular structuring implementation or covenants that would not otherwise be required but for its participation or whether such co-investor’s participation is beneficial to the overall structuring of the investment); whether a potential co-investor’s participation in the transaction would subject the Company and/or the portfolio company to additional regulatory requirements, review and/or scrutiny, including any necessary governmental approvals required to consummate the investment; the potential co-investor’s interaction with the potential management team of the portfolio company; whether the potential co-investor has any existing positions in the portfolio company (whether in the same security in which the Company is investing or otherwise); whether there is any evidence to suggest that there is a heightened risk with respect to the potential co-investor maintaining confidentiality; whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of the Company, other affiliated funds and/or other co-investments, including the size of such commitment; whether the potential co-investor has any known investment policies and restrictions, guideline limitations or investment objectives that are relevant to the transaction, including the need for distributions; whether the expected holding period and risk-return profile of the investment is consistent with the stated goals of the investor; and such other factors as the Adviser deems relevant and believes to be appropriate under the circumstances. Furthermore, in connection with any such co-investment by third-party co-investors, the Adviser can establish one or more investment vehicles managed or advised by the Firm to facilitate such co-investors’ investment alongside the Company. The factors listed in the foregoing sentence are neither presented in order of importance nor weighted, except that Blackstone Credit & Insurance has historically primarily relied upon the following two factors in making the determination to offer co-investment opportunities to co-investors: (i) whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of the Company (including whether a potential co-investor will help establish, recognize, strengthen and/or cultivate relationships that can provide indirectly longer-term benefits to the Company or Other Clients and their respective underlying portfolio companies), other affiliated funds, and/or other co-investments, including the size of any such commitment and fee revenue or profits generated for the benefit of Blackstone Credit & Insurance or Blackstone as a result thereof and (ii) the ability of a potential co-investor to process a co-investment decision within the required timeline of the particular transaction. Except as otherwise described herein, co-investors generally will not share Broken Deal Expenses with the Company and Other Clients, with the result that the Company and such Other Clients will bear all such Broken Deal Expenses, and such expenses can be significant. However, the Adviser does not intend to offer any such co-investment opportunities to shareholders in their capacity as shareholders. Blackstone Credit & Insurance may (but is not required to) establish co-investment vehicles (including dedicated or “standing” co-investment vehicles) for one or more investors (including third party investors and investors in the Company) in order to co-invest alongside the Company in one or more future investments. The existence of these vehicles could reduce the opportunity for other shareholders to receive allocations of co-investment. In addition, the allocation of investments to Other Clients, including as described under “Other Blackstone and Blackstone Credit & Insurance Clients; Allocation of Investment Opportunities” herein, may result in fewer co-investment opportunities (or reduced allocations) being made available to shareholders.
b.Additional Potential Conflicts of Interest with respect to Co-Investment; Strategic Relationships Involving Co-Investment. In addition, the Adviser and/or its affiliates will in certain circumstances be incentivized to offer certain potential co-investors (including, by way of example, as a part of an overall strategic relationship with the Firm) opportunities to co-invest because the extent to which any such co-investor participates in (or is offered) co-investment opportunities can impact the amount of performance-based compensation and/or management fees or other fees paid by the co-investor. The amount of carried interest or expenses charged and/or management fees paid by the Company may be less than or exceed such amounts charged or paid by co-investment vehicles pursuant to the terms of such vehicles’ partnership agreements and/or other agreements with co-investors, and such variation in the amount of fees and expenses may create an economic incentive for Blackstone Credit & Insurance to allocate a greater or lesser percentage of an investment opportunity to the Company or such co-investment vehicles or co-investors, as the case may be. In addition, other terms of existing and future co-investment vehicles may differ materially, and in some instances may be more favorable to Blackstone Credit & Insurance, than the terms of the Company, and such different terms may create an incentive for Blackstone Credit & Insurance to manage such vehicles, which could result in the Company receiving a lesser percentage of an investment opportunity than if such co-investment vehicles did not exist. Such relationships will from time to time give rise to conflicts of interest, and there can be no assurance that such conflicts of interest will be resolved in favor of the Company. Accordingly, any investment opportunities that would have otherwise been offered or allocated, in whole or in part, to the Company can be reduced and made available to co-investment vehicles. Co-investments may be offered by the Adviser on such terms and conditions as the Adviser determines in its discretion on a case-by-case basis.

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
Investments in Portfolio Companies Alongside Other Clients. From time to time, the Company will co-invest with Other Clients (including co-investment or other vehicles in which the Firm or its personnel invest and that co-invest with such Other Clients) in investments that are suitable for both the Company and such Other Clients, as permitted by applicable law and/or any applicable SEC-granted order. Even if the Company and any such Other Clients invest in the same securities or loans, conflicts of interest are still expected to arise. For example, it is possible that as a result of legal, tax, regulatory, accounting, political, national security or other considerations, the terms of such investment (and divestment thereof) (including with respect to price and timing) for the Company and such other funds and vehicles are not the same. Additionally, the Company and such Other Clients and/or vehicles will generally have different investment periods and/or investment objectives (including return profiles) and Blackstone Credit & Insurance, as a result, could have conflicting goals with respect to the amount, price and timing of disposition opportunities. As such, subject to applicable law and any applicable order issued by the SEC, the Company and/or such Other Clients may dispose of any such shared investment at different times and on different terms.
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
Self-Administration of the Company. Blackstone Credit & Insurance expects to provide certain fund administration services to the Company rather than engage or rely on a third party administrator to perform such services. The costs for providing these services are not included in the management fee under the Investment Advisory Agreement and will be paid separately by the Company. Blackstone Credit & Insurance also reserves the right to charge the Company a reduced rate for these services, or to reduce or waive such charges entirely, subject to the 1940 Act. Blackstone Credit & Insurance’s ability to determine the reimbursement obligation from the Company creates a conflict of interest. Blackstone Credit & Insurance addresses this conflict by reviewing its fund administration costs to ensure that it is comparable and fair with regard to equivalent services performed by a non-affiliated third party at a rate negotiated on an arm’s length basis. The Board of Trustees periodically reviews the reimbursement obligation.

Outsourcing. Subject to the oversight and, in certain circumstances, approval by the Board of Trustees of the Company, Blackstone may outsource to third parties several of the services performed for the Company and/or its portfolio entities, including services (such as administrative, legal, accounting, tax, diligence, modeling, ongoing monitoring, preparation of internal templates and/or memos or other related services) that may be or historically have been performed in-house by Blackstone and its personnel. For certain third-party service providers, the fees, costs and expenses of such service providers will be borne by the Company, and in other circumstances, the fees, costs and expenses of such service providers will be borne by Blackstone. Certain third-party service providers and/or their employees will dedicate substantially all of their business time to the Company, Other Clients and/or their respective portfolio entities, while others will have other clients. In certain cases, third-party service providers and/or their employees may spend a significant amount of time at Blackstone offices, have dedicated office space at Blackstone, receive administrative support from Blackstone personnel or participate in meetings and events for Blackstone personnel, even though they are not Blackstone employees or affiliates. This creates a conflict of interest because Blackstone will have an incentive to outsource services to third parties due to a number of factors, including because retaining third parties will reduce Blackstone’s internal overhead and compensation costs for employees who would otherwise perform such services in-house.
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
Material, Non-Public Information. Blackstone Credit & Insurance will come into possession of confidential information with respect to an issuer and other actual or prospective portfolio companies. Blackstone Credit & Insurance can be restricted from buying, originating or selling securities, loans, or derivatives on behalf of the Company until such time as the information becomes public or is no longer deemed material such that it would preclude the Company from participating in an investment. Disclosure of such information to the Adviser’s personnel responsible for the affairs of the Company will be on a need-to-know basis only, and the Company might not be free to act upon any such information. Therefore, the Company will not always have access to confidential information in the possession of Blackstone Credit & Insurance that might be relevant to an investment decision to be made for the Company. In addition, Blackstone Credit & Insurance, in an effort to avoid buying or selling restrictions on behalf of the Company or Other Clients, can choose to forego an opportunity to receive (or elect not to receive) information that other market participants or counterparties, including those with the same positions in the issuer as the Company, are eligible to receive or have received, even if possession of such information would otherwise be advantageous to the Company.
Break-up and other Similar Fees. Break-up or topping fees with respect to the Company’s investments can be paid to Blackstone Credit & Insurance. Alternatively, the Company could receive the break-up or topping fees directly. Break-up or topping fees paid to Blackstone Credit & Insurance or the Company in connection with a transaction could be allocated, or not, to Other Clients or co-investment vehicles that invest (or are expected to invest) alongside the Company, as determined by Blackstone Credit & Insurance to be appropriate in the circumstances. Generally, Blackstone Credit & Insurance would not allocate break-up or topping fees with respect to a potential investment to the Company, an Other Client or co-investment vehicle unless such person would also share in Broken Deal Expenses related to the potential investment. With respect to fees received by Blackstone Credit & Insurance relating to the Company’s investments or from unconsummated transactions, shareholders will not receive the benefit of any fees relating to the Company’s investments (including, without limitation, as described above). In the case of fees for services as a director of a portfolio company, the management fee will not be reduced to the extent any Firm personnel continues to serve as a director after the Company has exited (or is in the process of exiting) the applicable portfolio company and/or following the termination of such employee’s employment with the Firm. For the avoidance of doubt, although the financial advisory and restructuring business of Blackstone has been spun out, to the extent any investment banking fees, consulting (including management consulting) fees, syndication fees, capital markets syndication and advisory fees (including underwriting fees), origination fees, servicing fees, healthcare consulting / brokerage fees, fees relating to group purchasing, financial advisory fees and similar fees for arranging acquisitions and other major financial restructurings, loan servicing and/or other types of insurance fees, operations fees, financing fees, fees for asset services, title insurance fees, and other similar fees and annual retainers (whether in cash or in kind) are received by Blackstone, such fees will not be required to be shared with the Company or the shareholders and will not reduce the management fee payable by the Company.

Broken Deal Expenses. Any expenses that may be incurred by the Company for actual investments as described herein may also be incurred by the Company with respect to broken deals (i.e., investments that are not consummated) (“Broken Deal Expenses”). Unless required by law or regulation, Blackstone Credit & Insurance is not required to and, in most circumstances, will not seek reimbursement of Broken Deal Expenses (i.e., expenses incurred in pursuit of an investment that is not consummated) from third parties, including counterparties to the potential transaction or potential co-investors. Examples of such Broken Deal Expenses include, but are not limited to, reverse termination fees, extraordinary expenses such as litigation costs and judgments, meal, travel and entertainment expenses incurred, deposits or down payments which are forfeited in connection with unconsummated transactions, costs from onboarding (i.e., KYC) investment entities with a financial institution, commitment fees that become payable in connection with a proposed investment, consulting fees and expenses (including all expenses incurred in connection with any tax audit or investigation settlement), printing and publishing expenses, costs of negotiating co-investment documentation (including non-disclosure agreements with counterparties), and legal, accounting, tax and other due diligence and pursuit costs and expenses and broken deal expenses associated with services provided by portfolio companies, which may include expenses incurred prior to the commencement of the Company’s investment activities. Any such Broken Deal Expenses could, in the sole discretion of Blackstone Credit & Insurance, be allocated solely to the Company and not to Other Clients or co-investment vehicles that could have made the investment, even when the Other Client or co-investment vehicle commonly invests alongside the Company in its investments or the Firm or Other Clients in their investments. In such cases, the Company’s shares of expenses would increase. The Adviser expects that until a potential investment of the Company is formally allocated to an Other Client (it being understood that final allocation decisions are typically made shortly prior to closing an investment), the Company is expected to bear the broken deal expenses for such investment, which may result in substantial amounts of broken deal expenses. In the event Broken Deal Expenses are allocated to an Other Client or a co-investment vehicle, Blackstone Credit & Insurance or the Company will, in certain circumstances, advance such fees and expenses without charging interest until paid by the Other Client or co-investment vehicle, as applicable.
Other Firm Business Activities. The Firm, Other Clients, their portfolio companies, and personnel and related parties of the foregoing will receive fees and compensation, including performance-based and other incentive fees, for products and services provided to the Company and its portfolio companies, such as fees for asset management (including, without limitation, management fees and carried interest/incentive arrangements), development and property management; portfolio operations support (such as those provided by Blackstone’s Portfolio Operations Group); arranging, underwriting (including without limitation, evaluation regarding value creation opportunities and ESG risk mitigation); syndication or refinancing of a loan or investment (or other additional fees, including acquisition fees, loan modification or restructuring fees); servicing; loan servicing; special servicing; administrative services; advisory services on purchase or sale of an asset or company; investment banking and capital markets services; placement agent services; fund administration; internal legal and tax planning services; information technology products and services; insurance procurement; brokerage; solutions and risk management services; data extraction and management products and services; fees for monitoring and oversight of loans or title insurance provided to portfolio companies or third parties; and other products and services. For example, the Firm or Other Clients may, directly or indirectly through a portfolio entity, from time to time acquire loans or other assets for the purpose of syndicating some or all the assets to the Company and/or Other Clients, and may receive syndication or other fees in connection therewith. Such parties will also provide products and services for fees to the Firm, Other Clients and their portfolio companies, and their personnel and related parties, as well as third parties. Through its innovations group, Blackstone incubates (or otherwise invests in) businesses that are expected to provide goods and services to the Company (subject to the requirements of the 1940 Act and applicable guidance) and Other Clients and their portfolio companies, as well as other Firm-related parties and third parties. By contracting for a product or service from a business related to the Firm, the Company and its portfolio companies would provide not only current income to the business and its stakeholders, but could also create significant enterprise value in them, which would not be shared with the Company or shareholders and could benefit the Firm directly and indirectly. Also, the Firm, Other Clients and their portfolio companies, and their personnel and related parties may receive compensation or other benefits, such as through additional ownership interests or otherwise, directly related to the consumption of products and services by the Company and its portfolio companies. The Company and its portfolio companies will incur expenses in negotiating for any such fees and services, which will be treated as Fund Expenses. In addition, the Firm may receive fees associated with capital invested by co-investors relating to investments in which the Company participates or otherwise, in connection with a joint venture in which the Company participates (subject to the 1940 Act) or otherwise with respect to assets or other interests retained by a seller or other commercial counterparty with respect to which the Firm performs services. Finally, the Firm and its personnel and related parties will, in certain circumstances, also receive compensation in connection with origination activities, referrals and other related activities of such business, and unconsummated transactions.

The Company will, as determined by Blackstone Credit & Insurance and as permitted by the governing fund documents, bear the cost of fund administration, compliance and accounting (including, without limitation, maintaining financial records, filing of the Company’s tax returns, overseeing the calculation of the Company’s net asset value, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to the Company’s shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others, providing office space, equipment and office services), in house legal, tax planning and other related services provided by Firm personnel and related parties to the Company and its portfolio companies, including the allocation of their compensation and related overhead otherwise payable by the Firm, or pay for their services at market rates, as discussed above in “Self-Administration of the Company.” Such allocations or charges can be based on any of the following methodologies: (i) requiring personnel to periodically record or allocate their historical time spent with respect to the Company or the Firm approximating the proportion of certain personnel’s time spent with respect to the Company, and in each case allocating their compensation (including, without limitation, salary, bonus and benefits) and allocable overhead based on time spent, or charging their time spent at market rates, (ii) the assessment of an overall dollar amount (based on a fixed fee or percentage of assets under management) that the Firm believes represents a fair recoupment of expenses and a market rate for such services or (iii) any other similar methodology determined by the Firm to be appropriate under the circumstances. Certain Firm personnel will provide services to few, or only one, of the Company and Other Clients, in which case the Firm could rely upon rough approximations of time spent by the employee for purposes of allocating the salary and overhead of the person if the market rate for services is clearly higher than allocable salary and overhead. However, any methodology (including the choice thereof) involves inherent conflicts and may result in incurrence of greater expenses by the Company and its portfolio companies than would be the case if such services were provided by third parties.
Blackstone Credit & Insurance, Other Clients and their portfolio companies, and their affiliates, personnel and related parties could continue to receive fees, including performance-based or incentive fees, for the services described in the preceding paragraphs with respect to investments sold by the Company or a portfolio company to a third party buyer after the sale is consummated. Such post-disposition involvement will give rise to potential or actual conflicts of interest, particularly in the sale process. Moreover, Blackstone Credit & Insurance, Other Clients and their portfolio companies, and their affiliates, personnel and related parties could acquire a stake in the relevant asset as part of the overall service relationship, at the time of the sale or thereafter.
Blackstone Credit & Insurance does not have any obligation to ensure that fees for products and services contracted by the Company or its portfolio companies are at market rates unless the counterparty is considered an affiliate of the Firm and given the breadth of the Firm’s investments and activities Blackstone Credit & Insurance may not be aware of every commercial arrangement between the Company and its portfolio companies, on the one hand, and the Firm, Other Clients and their portfolio companies, and personnel and related parties of the foregoing, on the other hand.
Except as set forth above, the Company and shareholders will not receive the benefit (e.g., through a reduction to the management fee or otherwise) of any fees or other compensation or benefit received by Blackstone Credit & Insurance, its affiliates or their personnel and related parties. (See also “—Service Providers, Vendors and Other Counterparties Generally” and “—Other Firm Business Activities.”).
Securities and Lending Activities. Blackstone, its affiliates and their related parties and personnel will from time to time participate in underwriting or lending syndicates with respect to current or potential portfolio companies, or will otherwise act as arrangers of financing, including with respect to the public offering and/or private placement of debt or equity securities issued by, or loan proceeds borrowed by the Company and its portfolio companies, or otherwise in arranging financing (including loans) for such portfolio companies or advise on such transactions. Such underwritings or engagements can be on a firm commitment basis or can be on an uncommitted “best efforts” basis, and the underwriting or financing parties are under no duty to provide any commitment unless specifically set forth in the relevant contract. Blackstone may also provide placement or other similar services to purchasers or sellers of securities, including loans or instruments issued by portfolio companies. There could also be circumstances in which the Company commits to purchase any portion of such issuance from the portfolio company that a Blackstone broker-dealer intends to syndicate to third parties. As a result thereof, subject to the limitations of the 1940 Act, Blackstone may be permitted to receive commissions or other compensation, thereby creating a potential conflict of interest. This could include, by way of example, fees and/ or commissions for equity syndications to co-investment vehicles. In certain cases, subject to the limitations of the 1940 Act, a Blackstone broker-dealer will, from time to time, act as the managing underwriter, or a member of the underwriting syndicate or broker for the Company or its portfolio companies, or as dealer, broker or advisor to a counterparty to the Company or a portfolio company, and purchase securities from or sell securities to the Company, Other Clients or portfolio companies of the Company or Other Clients or advise on such transactions. Blackstone will also from time to time, on behalf of the Company or other parties to a transaction involving the Company or its portfolio companies, effect transactions, including transactions in the secondary markets that result in commissions or other compensation paid to Blackstone by the Company or its portfolio companies or the counterparty to the transaction, thereby creating a potential conflict of interest. This could include, by way of example, fees and/or commissions for equity syndications to co-investment vehicles. Subject to applicable law, Blackstone will from time to time receive underwriting fees, discounts, placement commissions, loan modification or restructuring fees, servicing fees, capital markets advisory fees, lending arrangement fees, asset/property management fees, insurance (including title insurance) incentive fees and consulting fees, monitoring fees, commitment fees, syndication fees, origination fees, organizational fees, operational fees, loan servicing fees, and financing and divestment fees (or, in each case, rebates in lieu of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Blackstone, an Other Client or its portfolio companies are purchasing debt) or other compensation with respect to the foregoing activities, which are not required to be shared with the Company. In addition, the management fee with respect to a shareholder generally will not be reduced by such amounts. Therefore, Blackstone will from time to time have a potential conflict of interest regarding the Company and the other parties to those transactions to the extent it receives commissions, discounts or other compensation from such other parties. The Board of Trustees, in its sole discretion, will approve any transactions, subject to the limitations of the 1940 Act, in which a Blackstone broker-dealer acts as an underwriter, as broker for the Company, or as dealer, broker or advisor, on the other side of a transaction with the Company only where the Board of Trustees believes in good faith that such transactions are appropriate for the Company and, by executing a subscription agreement for shares in the Company, a shareholder consents to all such transactions, along with the other transactions involving conflicts of interest described herein, to the fullest extent permitted by law.
When Blackstone serves as underwriter with respect to securities of the Company or its portfolio companies, the Company and such portfolio companies could from time to time be subject to a “lock-up” period following the offering under applicable regulations during which time the Company or portfolio company would be unable to sell any securities subject to the “lock-up.” This could prejudice the ability of the Company and its portfolio companies to dispose of such securities at an opportune time. In addition, Blackstone Capital Markets can serve as underwriter in connection with the sale of securities by the Company or its portfolio companies. Conflicts would be expected to arise because such engagement would result in Blackstone Capital Markets receiving selling commissions or other compensation in connection with such sale. (See also “—Portfolio Company Relationships Generally” below).
Blackstone and Blackstone Credit & Insurance employees are generally permitted to invest in alternative investment funds, real estate funds, hedge funds or other investment vehicles, including potential competitors of the Company. The Company will not receive any benefit from any such investments.
PJT. On October 1, 2015, Blackstone spun off its financial and strategic advisory services, restructuring and reorganization advisory services, and its Park Hill fund placement businesses and combined these businesses with PJT Partners Inc. (“PJT”), an independent financial advisory firm founded by Paul J. Taubman. While PJT operates independently from Blackstone and is not an affiliate thereof, it is expected that there will be substantial overlapping ownership between Blackstone and PJT for a considerable period of time going forward. Therefore, conflicts of interest will arise in connection with transactions between or involving the Company and its portfolio companies, on the one hand, and PJT, on the other. The pre-existing relationship between Blackstone and its former personnel, the overlapping ownership and co-investment and other continuing arrangements between PJT and Blackstone can be expected to influence Blackstone Credit & Insurance to select or recommend PJT to perform services for the Company or its portfolio companies, the cost of which will generally be borne directly or indirectly by the Company. Given that PJT is no longer an affiliate of Blackstone, Blackstone and its affiliates will be free to cause the Company and portfolio companies to transact with PJT generally without restriction under the applicable governing documents, notwithstanding the relationship between Blackstone and PJT. In addition, one or more investment vehicles controlled by Blackstone may be established to facilitate participation in Blackstone’s side-by-side investment program by employees and/or partners of PJT.
Portfolio Company Relationships Generally. The Company’s portfolio companies, including special purpose vehicles that might be formed in connection with investments, are expected to be counterparties to or participants in agreements, transactions or other arrangements with the Company, Other Clients, and/or portfolio companies of the Company and Other Clients or other Blackstone affiliates and/or any portfolio companies of the foregoing for the provision of goods and services, purchase and sale of assets and other matters (including information-sharing and/or consulting). For example, from time to time, certain portfolio companies of the Company or Other Clients will provide or recommend goods or services to Blackstone, the Company, Other Clients, or other portfolio companies of the Company or Other Clients (including “platform” investments of the Company and Other Clients). As another example, it can also be expected that the management of one or more portfolio companies may consult with one another (or with one or more portfolio companies of an Other Client) in respect of seeking its expertise, industry view, or otherwise on a particular topic including but not limited to an asset and/or the purchase and /or sale thereof. Moreover, the Company and/or an Other Client can consult with a portfolio company or a portfolio company of an Other Client as part of the investment diligence for a potential investment by the Company or such Other Client. As a result of, or as part of such interactions or otherwise, personnel (including one or more members of the management team) at one portfolio company may also transfer to or become employed by another portfolio company (or a portfolio company of an Other Client), the Company, Blackstone or their respective affiliates (or vice versa). Any such transfer may result in payments by the entity that such personnel is going to, to the entity such personnel is departing from. Although the Firm might determine that such agreements, transactions or other arrangements are consistent with the requirements of such Other Clients’ offering and/or governing agreements, such agreements, transactions or other arrangements might not have otherwise been entered into but for the affiliation with Blackstone Credit & Insurance and/or Blackstone. These agreements, transactions or other agreements involve fees, commissions, servicing payments and/or discounts to Blackstone Credit & Insurance, any Blackstone affiliate (including personnel) or a portfolio company, none of which reduce the management fee payable by the Company. This may give rise to actual or potential conflicts of interest for the Adviser, the Company and/or their respective affiliates, as such agreements, transactions and arrangements may be more favorable for one portfolio company than another, thus benefiting the Company or Other Clients at the expense of the other. For example, the Firm reserves the right to cause, or offer the opportunity to, portfolio companies to enter into agreements regarding group procurement (such as the group purchasing organization), benefits management, purchase of title and/or other insurance policies (which could be pooled across portfolio companies and discounted due to scale) and other operational, administrative or management related matters from a third party or a Firm affiliate, and other similar operational initiatives that can result in commissions or similar payments, including related to a portion of the savings achieved by the portfolio company. Such agreements, transactions or other arrangements will generally be entered into without the consent or direct involvement of the Company and/or such Other Client or the consent of the Board of Trustees and/or the shareholders of the Company or such Other Client (including, without limitation, in the case of minority and/or non-controlling investments by the Company in such portfolio companies or the sale of assets from one portfolio company to another) and/or such Other Client. In any such case, the Company might not be involved in the negotiation process, and there can be no assurance that the terms of any such agreement, transaction or other arrangement will be as favorable to the Company as otherwise would be the case if the counterparty were not related to the Firm.
In addition, it is possible that certain portfolio companies of Other Clients or companies in which Other Clients have an interest will compete with the Company for one or more investment opportunities. It is also possible that certain portfolio companies of Other Clients will engage in activities that will have adverse consequences on the Company and/or its portfolio companies. As an example of the latter, the laws and regulations of certain jurisdictions (e.g., bankruptcy, environmental, consumer protection and/or labor laws) would not recognize the segregation of assets and liabilities as between separate entities and could permit recourse against the assets of not just the entity that has incurred the liabilities, but also the other entities that are under common control with, or part of the same economic group as, such entity. In such circumstances, the assets of the Company and/or its portfolio companies potentially will be used to satisfy the obligations or liabilities of one or more Other Clients, their portfolio companies and/or affiliates.
In addition, from time to time, Blackstone and affiliates of Blackstone and Blackstone portfolio companies could also establish other investment products, vehicles and platforms focusing on specific asset classes or industry sectors that fall within the Company’s investment strategy, which would possibly compete with the Company for investment opportunities (it being understood that such arrangements would give rise to conflicts of interest that would not necessarily be resolved in favor of the Company).
Certain portfolio companies have established or invested in, or can be expected to in the future establish or invest in, vehicles that are managed exclusively by the portfolio company (and not the Company or the Firm or any of its affiliates) and that invest in asset classes or industry sectors (such as cyber security) that fall within the Company’s investment strategy. Such vehicles, which would not be considered affiliates of the Firm and would not be subject to the Firm’s policies and procedures, have the potential to compete with the Company for investment opportunities. Portfolio companies and affiliates of the Firm will also establish other investment products, vehicles and platforms focusing on specific asset classes or industry sectors (such as reinsurance) that can be expected to compete with the Company for investment opportunities (it being understood that such arrangements can give rise to conflicts of interest that would not necessarily be resolved in favor of the Company). In addition, the Company reserves the right to hold non-controlling interests in certain portfolio companies and, as a result, such portfolio companies could engage in activities outside of the Company’s control that would have adverse consequences on the Company and/or its other portfolio companies.

Blackstone has also entered into certain investment management arrangements whereby it provides investment management services for compensation to insurance companies including (i) FGL and certain of its affiliates, (ii) Everlake and certain of its affiliates and (iii) certain subsidiaries of Corebridge and (iv) certain subsidiaries of Resolution Life. As of the date of the date hereof, Blackstone owns a 9.9% equity interest in the parent company of Everlake and Blackstone Clients own the remaining equity interests in the parent company of Everlake, and Blackstone owns a 9.9% equity interest in Corebridge. The foregoing insurance company investment management arrangements will involve investments by such insurance company clients across a variety of asset classes (including investments that would otherwise be appropriate for the Company). As a result, in addition to the compensation Blackstone receives for providing investment management services to insurance companies in which Blackstone or an Other Client owns an interest, in certain instances Blackstone receives additional compensation in its capacity as an indirect owner of such insurance companies and/or Other Clients. In the future Blackstone will likely enter into similar arrangements with other portfolio companies of the Company, Other Clients or other insurance companies. Such arrangements have the potential to reduce the allocations of investments to the Company, and Blackstone could be incentivized to allocate investments away from the Company to such insurance company client under such investment management arrangements or other vehicles/accounts to the extent the economic arrangements related thereto are more favorable to Blackstone relative to the terms of the Company.
Further, portfolio companies with respect to which the Firm can elect members of the board of directors or a managing member could, as a result, subject the Company and/or such directors or managing member to fiduciary obligations to make decisions that they believe to be in the best interests of any such portfolio company. Although in most cases the interests of the Company and any such portfolio company will be aligned, this will not always be the case. This has the potential to create conflicts of interest between the relevant director’s or managing member’s obligations to any such portfolio company and its stakeholders, on the one hand, and the interests of the Company, on the other hand. Although Blackstone Credit & Insurance will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for the Company. For instance, such positions could impair the ability of the Company to sell the securities of an issuer in the event a director receives material non- public information by virtue of their role, which would have an adverse effect on the Company. Furthermore, an employee of Blackstone serving as a director to a portfolio company owes a fiduciary duty and/or other obligations to the portfolio company, on the one hand, and the Company, on the other hand, and such employee could be in a position where they must make a decision that is either not in the best interest of the Company, or is not in the best interest of the portfolio company. Blackstone personnel serving as directors can make decisions for a portfolio company that negatively impact returns received by the Company as an investor in the portfolio company. In addition, to the extent an employee serves as a director on the board of more than one portfolio company, such employees’ fiduciaries duties among the two portfolio companies can be expected to create a conflict of interest. In general, the Adviser and Blackstone personnel will be entitled to indemnification from the Company.
Portfolio Company Service Providers and Vendors. Subject to applicable law, the Company, Other Clients, portfolio companies of each of the foregoing and Blackstone Credit & Insurance can be expected to engage portfolio companies of the Company and Other Clients to provide some or all of the following services: (a) corporate support services (including, without limitation, accounts payable, accounts receivable, accounting/audit (e.g., valuation support services), account management (e.g., treasury, customer due diligence), insurance, procurement, placement, brokerage and consulting services, cash management, accounts receivable financing, corporate secretarial and executive assistant services, domiciliation, data management, directorship services, finance/budget, human resources (e.g., the onboarding and ongoing development of personnel), communication, public relations and publicity, information technology and software systems support, corporate governance and entity management (e.g., liquidation, dissolution and/or otherwise end of term services), risk management and compliance, internal compliance, know-your-client reviews and refreshes, judicial processes, legal, environmental due diligence support(e.g., review of property condition reports, energy consumption), climate accounting services, ESG program management services, engineering services, services related to the sourcing, development and implementation of renewable energy, ESG data collection and reporting services, capital planning services, operational coordination (i.e., coordination with joint venture partners, property managers), risk management, reporting (such as tax reporting, debt reporting or other reporting), tax and treasury, tax analysis and compliance (e.g., CIT and VAT compliance), transfer pricing and internal risk control, treasury and valuation services) and other services; (b) loan services (including, without limitation, monitoring, restructuring and work-out of performing, sub-performing and nonperforming loans, administrative services, and cash management); (c) management services (i.e., management by a portfolio company, Blackstone affiliate or third party (e.g., a third-party manager or operating partner) of operational services); (d) operational services (i.e., general management of day to day operations), including, without limitation, personnel, construction management (such as management of general contractors on capital projects), leasing services (such as leasing strategy, management of third party brokers, negotiation of major leases and negotiation of leases), project management (such as management of development projects, project design and execution, vendor management, and turnkey services); (e) risk management (tax and treasury); (f) transaction support services (including, without limitation, acquisition support; customer due diligence and related onboarding; liquidation; reporting; managing relationships with brokers, banks and other potential sources of investments, identifying potential investments, coordinating with investors, assembling relevant information, conducting financial and market analyses and modelling, coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions, coordinating design and development works (such as recommending and implementing design decisions); and providing diligence and negotiation support to acquire the same; marketing and distribution, overseeing brokers, lawyers, accountants and other advisors, working with consultants and third parties to pursue entitlements; providing in-house legal, ESG and accounting services, assisting with due diligence, preparation of project feasibilities, site visits, transaction consulting and specification of technical analysis and review of (i) design and structural work, (ii) certifications, (iii) operations and maintenance manuals and (iv) statutory documents); (g) insurance procurement, placement, brokerage and consulting services; and (h) other services. Similarly, Blackstone Credit & Insurance, Other Clients and their portfolio companies can be expected to engage portfolio companies of the Company to provide some or all of these services. Some of the services performed by portfolio company service providers could also be performed by Blackstone Credit & Insurance from time to time and vice versa. Fees paid by the Company or its portfolio companies to or value created by other portfolio company service providers do not reduce the management fee payable by the Company and are not otherwise shared with the Company. In certain circumstances, Blackstone can be expected to play a substantial role in overseeing the personnel of portfolio company service providers that provide services to the Company, Other Clients and/or their portfolio companies on an ongoing basis, including with respect to the selection, hiring, retention and compensation of such personnel. For example, Blackstone expects that certain portfolio company service providers, as described below, with Blackstone’s oversight, will establish a team of personnel to provide support services exclusively to the Company and its portfolio companies (and/or other investment funds or accounts managed or controlled by Blackstone). Further, Blackstone has multiple business lines, which may result in competition with a portfolio company for high performing executive talent and presents actual and potential conflicts of interest. For example, Blackstone may “poach” a portfolio company executive, or such executive may interview with Blackstone during the applicable contractual period with respect to such person’s existing position and later be hired by Blackstone after such period. A portfolio company may want to retain such executives or other employees, and regardless, Blackstone is under no obligation to avoid interviewing or hiring such employees.
Portfolio companies of the Company and Other Clients some of which can be expected to provide services to the Company and its portfolio companies include, without limitation, the following, and could include additional portfolio companies that might be formed or acquired in the future:
BTIG. BTIG, LLC (“BTIG”) is a global financial services firm in which certain Blackstone entities own a strategic minority investment. BTIG provides institutional trading, investment banking, research and related brokerage services.
CoreTrust. On September 30, 2022, certain Blackstone private equity funds and related entities closed the previously announced acquisition of a majority interest in CoreTrust (the “CoreTrust Acquisition”), a group purchasing organization that provides purchasing services to member companies, which includes portfolio companies owned, in whole or in part, by certain Blackstone-managed funds. CoreTrust is expected to provide group purchasing services to the Company, portfolio companies, Other Clients and Blackstone. Generally, CoreTrust generates revenue from vendors based on a percentage of the amount of products or services purchased by its member companies and benefit plans maintained by its member companies. CoreTrust has historically shared a portion of the revenue generated through purchases made by Blackstone portfolio companies and paid Blackstone a consulting fee. Blackstone stopped accepting such revenue sharing arrangements and consulting fee upon the closing of the CoreTrust Acquisition. However, Blackstone may in its sole discretion reinstitute such or similar revenue sharing arrangements with CoreTrust in the future. In addition, prior to the CoreTrust Acquisition, CoreTrust generated revenue in respect of certain portfolio companies (the “Applicable Portfolio Companies”) from certain health and welfare benefit plan-related vendors (the “Applicable Vendors”). For legal and regulatory reasons, following the CoreTrust Acquisition, CoreTrust is limited in its ability to generate revenue from the Applicable Vendors in respect of portfolio companies’ health benefit plans based on a percentage of the amount of products or services purchased by such plans. As a result, for Applicable Portfolio Companies and other portfolio companies that become CoreTrust members, CoreTrust intends to rebate all revenue received from Applicable Vendors to each such Portfolio Company’s applicable benefit plan. CoreTrust also intends to enter into with each Applicable Portfolio Company (and with other portfolio companies that become CoreTrust members) a separate agreement that will include the payment of an access fee in return for allowing such portfolio companies to use the goods and services provided by the Applicable Vendors through CoreTrust. The amount of the access fee will generally be determined either as a percentage of total company revenues or as a fixed fee (in each case subject to periodic review by CoreTrust and the Applicable Portfolio Company) and might not be subject to benchmarking, and the access fee could be greater or less than the amount of the revenue that CoreTrust previously generated from Applicable Vendors.

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
Legence (f.k.a Therma Holdings) (“Legence”). Legence is a portfolio company held by certain Blackstone private equity funds that provides carbon reduction and energy management services.
Revantage. Revantage is a portfolio entity of certain Blackstone Clients that provides corporate support services, including, without limitation, accounting, legal, tax, treasury, information technology and human resources and operational services and management services.
There may be instances where current and former employees of Other Clients’ portfolio companies are seconded to or temporarily hired by the Company’s portfolio companies or, at times, the Company’s investments directly. Such secondments or temporary hiring of current and former employees of Other Clients’ portfolio companies by the Company’s portfolio companies (or its investments) may result in a potential conflict of interest between the Company’s portfolio companies and those of such Other Clients. The costs of such employees are expected to be borne by the Company or its relevant portfolio companies, as applicable, and the fees paid by the Company or such portfolio companies to, other portfolio company service providers or vendors do not offset or reduce the management fee.
The Company and its portfolio companies will compensate one or more of these service providers and vendors owned by the Company or Other Clients, including through incentive based compensation payable to their management teams and other related parties. The incentive based compensation paid with respect to a portfolio company or asset of the Company or Other Clients will vary from the incentive based compensation paid with respect to other portfolio companies and assets of the Company and Other Clients; as a result the management team or other related parties can be expected to have greater incentives with respect to certain assets and portfolio companies relative to others, and the performance of certain assets and portfolio companies can be expected to provide incentives to retain management that also service other assets and portfolio companies. Some of these service providers and vendors owned or controlled by the Company or Other Clients may charge the Company and its portfolio companies for goods and services at rates generally consistent with those available in the market for similar goods and services. The discussion regarding the determination of market rates under “—Firm Affiliated Service Providers” herein applies equally in respect of the fees and expenses of the portfolio company service providers, if charged at rates generally consistent with those available in the market. Other service providers and vendors owned and/or controlled by the Company or Other Clients pass through expenses on a cost reimbursement, no-profit or break-even basis, in which case the service provider allocates costs and expenses directly associated with work performed for the benefit of the Company and its portfolio companies to them, along with any related tax costs and an allocation of the service provider’s overhead, including any of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, accounting and other professional fees and disbursements; office space and equipment; insurance premiums; technology expenditures, including hardware and software costs; costs to engage recruitment firms to hire employees; diligence expenses; one-time costs, including costs related to building-out and winding-down a portfolio company; costs that are of a limited duration or non-recurring (such as start-up or technology build-up costs, one-time technology and systems implementation costs, employee on-boarding and severance payments, and readiness of initial public offerings and other infrastructure costs); taxes; and other operating and capital expenditures. Any of the foregoing costs (including in prior periods, such as where any such costs are amortized over an extended period), although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period, and further will, in certain circumstances, be of a general and administrative nature that is not specifically related to particular services, and therefore the Company could pay more than its pro rata portion of fees for services. In addition, in certain circumstances, Blackstone also relies on the management team of a portfolio company with respect to the determination of costs and expenses and allocation thereof and does not oversee or participate in such determinations or allocations. Moreover, to the extent a portfolio company uses an allocated cost model with respect to fees, costs and expenses, such fees, costs and expenses are typically estimated and/or accrued quarterly (or on another regular periodic basis) but not finalized until year-end and as a result, such year-end true-up is subject to fluctuation and increases such that for a given year, the year-end cumulative amount with respect to fees, costs and expenses may be greater than the sum of the quarterly estimates (or other periodic estimates where applicable) and/or accruals and therefore the Company could bear more fees, costs and expenses at year-end than had been anticipated throughout the year. The allocation of overhead among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, “cost” basis as described above, “time-allocation” basis, “per unit” basis, “per square footage” basis or “fixed percentage” basis, and the particular methodology used to allocate such overhead among the entities and assets to which services are provided are expected to vary depending on the types of services provided and the applicable asset class involved, and could, in certain circumstances, change from one period to another. There can be no assurance that a different manner of allocation would result in the Company and its portfolio companies bearing less or more costs and expenses. In addition, a portfolio company that uses a “cost” basis methodology may, in certain circumstances, change its allocation methodology, for example, to charging a flat fee for a particular service or instance (or vice versa) or to another methodology described herein or otherwise, and such changes may increase or reduce the amounts received by such portfolio companies for the same services, and shareholders will not necessarily be entitled to receive notice or disclosure of such changes in allocation methodology. In certain instances, particularly where such service providers and vendors are located in Europe or Asia, such service providers and vendors will charge the Company and its portfolio companies for goods and services at cost plus a percentage of cost for transfer pricing or other tax, legal, regulatory, accounting or other reasons or even decide to amortize any costs or expenses to address accounting or operational considerations. Further, the Company and its portfolio companies may compensate one or more of these service providers and vendors owned by the Company or Other Clients through incentive-based compensation payable to their management teams and other related parties. The incentive-based compensation paid with respect to a portfolio company or asset of the Company or Other Clients will vary from the incentive based compensation paid with respect to other portfolio companies and assets of the Company and Other Clients; as a result the management team or other related parties can be expected to have greater incentives with respect to certain assets and portfolio companies relative to others, and the performance of certain assets and portfolio companies could provide incentives to retain management that also service other assets and portfolio companies. Blackstone Credit & Insurance will not always perform or obtain benchmarking analysis or third-party verification of expenses with respect to services provided on a cost reimbursement, no profit or break even basis, or in respect of incentive-based compensation. There can be no assurances that amounts charged by portfolio company service providers that are not controlled by the Company or Other Clients will be consistent with market rates or that any benchmarking, verification or other analysis will be performed with respect to such charges. If benchmarking is performed, the related expenses will be borne by the Company, Other Clients and their respective portfolio companies and will not reduce the management fee. A portfolio company service provider will, in certain circumstances, subcontract certain of its responsibilities to other portfolio companies. In such circumstances, the relevant subcontractor could invoice the portfolio company for fees (or in the case of a cost reimbursement arrangement, for allocable costs and expenses) in respect of the services provided by the subcontractor. The portfolio company, if charging on a cost reimbursement, no-profit or break-even basis, would in turn allocate those costs and expenses as it allocates other fees and expenses as described above. Similarly, Other Clients, their portfolio companies and Blackstone Credit & Insurance can be expected to engage portfolio companies of the Company to provide services, and these portfolio companies will generally charge for services in the same manner described above, but the Company and its portfolio companies generally will not be reimbursed for any costs (such as start-up costs or technology build-up costs) relating to such portfolio companies incurred prior to such engagement. Some of the services performed by these service providers could also be performed by Blackstone Credit & Insurance from time to time and vice versa. Fees paid by the Company or its portfolio companies to these service providers do not the management fee payable to the Adviser.

Where compensation paid to an affiliated service provider from the Company or its portfolio company is based on market rates, such compensation will not be based on the cost incurred by the applicable service provider and therefore will likely result in a profit to such service provider. In the event the service provider is an affiliate of Blackstone Credit & Insurance, Blackstone Credit & Insurance experiences a conflict of interest in determining the terms of any such engagement. There can be no assurance that an unaffiliated third party would not charge a lesser rate.
Service Providers, Vendors and Other Counterparties Generally. Certain third party advisors and other service providers and vendors or their affiliates to the Company and its portfolio companies (including accountants, administrators, paying agents, depositories, lenders, bankers, brokers, attorneys, consultants, title agents and investment or commercial banking firms) are owned by the Firm, the Company or Other Clients or provide goods or services to, or have other business, personal, financial or other relationships with, the Firm, the Other Clients and their respective portfolio companies and affiliates and personnel. Such advisors and service providers referred to above could be investors in the Company, affiliates of the Adviser, sources of financing and investment opportunities or co-investors or commercial counterparties or entities in which the Firm and/or Other Clients have an investment, and payments by the Company and/or such entities can be expected to indirectly benefit the Firm, the Other Clients and their respective portfolio companies or any affiliates or personnel. Also, advisors, lenders, investors, commercial counterparties, vendors and service providers (including any of their affiliates or personnel) to the Company and its portfolio companies could have other commercial or personal relationships with the Firm, Other Clients and their respective portfolio companies, or any affiliates, personnel or family members of personnel of the foregoing. Although the Firm selects service providers and vendors it believes are most appropriate in the circumstances based on its knowledge of such service providers and vendors (which knowledge is generally greater in the case of service providers and vendors that have other relationships to the Firm), the relationship of service providers and vendors to the Firm as described above will influence the Firm in deciding whether to select, recommend or form such an advisor or service provider to perform services for the Company, subject to applicable law, or a portfolio company, the cost of which will generally be borne directly or indirectly by the Company and can be expected to incentivize the Firm to engage such service provider over a third party, utilize the services of such service providers and vendors more frequently than would be the case absent the conflict, or to pay such service providers and vendors higher fees or commissions, resulting in higher fees and expenses being borne by the Company, than would be the case absent the conflict. The incentive could be created by current income and/or the generation of enterprise value in a service provider or vendor; the Firm can be expected to also have an incentive to invest in or create service providers and vendors to realize on these opportunities.
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
Subject to applicable law, the Company, Other Clients and their portfolio companies are expected to enter into joint ventures with third parties to which the service providers and vendors described above will, in certain circumstances, provide services. In some of these cases, the third party joint venture partner may be permitted to negotiate to not pay its pro rata share of fees, costs and expenses to be allocated as described above, in which case the Company, Other Clients and their portfolio companies that also use the services of the portfolio company service provider will, directly or indirectly, pay the difference, or the portfolio company service provider will bear a loss equal to the difference.

The Firm might, from time to time, encourage service providers to funds and investments to use, generally at market rates and/or on arm’s length terms (and/or on the basis of best execution, if applicable), the Firm-affiliated service providers in connection with the business of the Company, portfolio companies, and unaffiliated entities. This practice creates a conflict of interest because it provides an indirect benefit to the Firm in the form of added business for the Firm-affiliated service providers without any reduction to the Company’s management fee.
Certain portfolio companies that provide services to the Company, Other Clients and/or portfolio companies or assets of the Company and/or Other Clients could be transferred between and among the Company and/or Other Clients (where the Company may be a seller or a buyer in any such transfer) for minimal or no consideration (based on a third-party valuation confirming the same). Such transfers may give rise to actual or potential conflicts of interest for Blackstone Credit & Insurance.
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
Because the Firm has many different businesses, including the Blackstone Capital Markets Group, which Blackstone investment teams and portfolio companies can engage to provide underwriting and capital market advisory services, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would be subject if it had just one line of business. To the extent Blackstone determines appropriate, conflict mitigation strategies would be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Adviser. Service providers affiliated with the Firm, which are generally expected to receive competitive market rate fees (as determined by the Adviser or its affiliates) with respect to certain investments, include:
a.Aquicore. Aquicore is a cloud-based platform that tracks, analyzes and predicts key metrics in real estate, focused on the reduction of energy consumption. Blackstone holds a minority investment in Aquicore.
b.Equity Healthcare. Equity Healthcare LLC (“Equity Healthcare”) is a Blackstone affiliate that negotiates with providers of standard administrative services and insurance carriers for health benefit plans and other related services for cost discounts, quality of service monitoring, data services and clinical consulting. Because of the combined purchasing power of its client participants, which include unaffiliated third parties, Equity Healthcare is able to negotiate pricing terms that are believed to be more favorable than those that the portfolio companies could obtain for themselves on an individual basis. The fees received by Equity Healthcare in connection with services provided to investments will not reduce the management fee payable by the Company.
c.LNLS. Lexington National Land Services (“LNLS”) is a Blackstone affiliate that (i) acts as a title agent in facilitating and issuing title insurance, (ii) provides title support services for title insurance underwriters and (iii) acts as escrow agent in connection with investments by the Company, Other Clients and their portfolio companies, affiliates and related parties, and third parties. In exchange for such services LNLS earns fees which would have otherwise been paid to third parties. If LNLS is involved in a transaction in which the Company participates, Blackstone will benchmark the relevant costs to the extent market data is available except when LNLS is providing such services in a state where the insurance premium or escrow fee, as applicable, is regulated by the state or when LNLS is part of a syndicate of title insurance companies where the insurance premium is negotiated by other title insurance underwriters or their agents.
d.Refinitiv. See “—Portfolio Company Service Providers and Vendors” above.

In addition, Blackstone acquired a 9.9% interest in Corebridge, and in connection therewith has entered into a long-term asset management partnership with certain subsidiaries and/or affiliates of Corebridge to serve as the exclusive external manager with respect to certain asset classes within their investment portfolio, for compensation. While Blackstone will not control Corebridge, the aforementioned investment in Corebridge and asset management arrangements could incentivize Blackstone to cause (and Blackstone will benefit indirectly from causing) the Company and/or its portfolio companies to engage Corebridge or its affiliates (including Corebridge Financial, Inc. and its other affiliates and subsidiaries) to provide various services and engage in other transactions and otherwise present conflicts of interests as a result of Blackstone’s interest and relationship therewith.
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
In connection with such relationships, Blackstone Credit & Insurance and, if required by applicable law, the Board of Trustees, will make determinations of competitive market rates based on its consideration of a number of factors, which are generally expected to include Blackstone Credit & Insurance’s experience with non-affiliated service providers, benchmarking data and other methodologies determined by Blackstone Credit & Insurance to be appropriate under the circumstances (i.e., rates that fall within a range that Blackstone Credit & Insurance has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms and in certain circumstances, is expected to be in the top of the range). In respect of benchmarking, while Blackstone Credit & Insurance often obtains benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by Blackstone Credit & Insurance affiliates in the applicable market or certain similar markets, relevant comparisons would not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., different assets could receive different services). In addition, benchmarking data is based on general market and broad industry overviews, rather than determined on an asset by asset basis. As a result, benchmarking data does not take into account specific characteristics of individual assets then invested in by the Company (such as location or size), or the particular characteristics of services provided. Further, it could be difficult to identify comparable third-party service providers that provide services of a similar scope and scale as the Firm-affiliated service providers that are the subject of the benchmarking analysis or to obtain detailed information about pricing of a service comparable to that being provided to the Company from third-party service providers if such service providers anticipate that Blackstone will not in fact engage their services. For these reasons, such market comparisons would not necessarily result in precise market terms for comparable services. Expenses to obtain benchmarking data will be borne by the Company, Other Clients and their respective portfolio companies and will not reduce the management fee. Finally, in certain circumstances Blackstone Credit & Insurance may determine that third party benchmarking is unnecessary, including in circumstances where the price for a particular good or service is mandated by law (e.g., title insurance in rate regulated states) or because in Blackstone Credit & Insurance’s view no comparable service provider offering such good or service (or an insufficient number of comparable service providers for a reasonable comparison) exists or because Blackstone Credit & Insurance has access to adequate market data (including from third party clients of the Firm-affiliated service provider that is the subject of the benchmarking analysis) to make the determination without reference to third party benchmarking. For example, in certain circumstances a Firm-affiliated service provider or a portfolio company service provider could provide services to third parties, in which case if the rates charged to such third parties are consistent with the rates charged to the Company, Other Clients and their respective portfolio companies, then a separate benchmarking analysis of such rates is not expected to be prepared. Some of the services performed by Firm-affiliated service providers could also be performed by the Firm from time to time and vice versa. Fees paid by the Company or its portfolio companies to or value created in Firm affiliated service providers or vendors do not reduce the management fee. These conflicts related to Firm-affiliated service providers will not necessarily be resolved in favor of the Company, and shareholders might not be entitled to receive notice or disclosure of the occurrence of these conflicts.

Advisers and service providers, or their affiliates, often charge different rates, including below-market or no fee, or have different arrangements for different types of services. With respect to service providers, for example, the fee for a given type of work could vary depending on the complexity of the matter as well as the expertise required and demands placed on the service provider. Therefore, to the extent the types of services used by the Company and/or portfolio companies differ from those used by the Firm and its affiliates (including personnel), Blackstone Credit & Insurance and/or Blackstone or their respective affiliates (including personnel) potentially will pay different amounts or rates than those paid by the Company and/or portfolio companies. However, Blackstone Credit & Insurance and its affiliates have a longstanding practice of not entering into any arrangements with advisers or service providers that could provide for lower rates or discounts than those available to the Company, Other Clients and/or portfolio companies for the same services. Furthermore, it is possible that certain advisers and service providers will provide services exclusively to the Firm and its affiliates, including the Company, Other Clients and their portfolio companies, although such advisers and service providers would not be considered employees of Blackstone or Blackstone Credit & Insurance. Similarly, Blackstone, Blackstone Credit & Insurance, each of their respective affiliates, the Company, the Other Clients and/or their portfolio companies, can enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with the Firm) from time to time whereby such counterparty would charge lower rates (or no fee) and/or provide discounts or rebates for such counterparty’s products and/or services depending on certain factors, including volume of transactions entered into with such counterparty by the Firm, its affiliates, the Company, the Other Clients and their portfolio companies in the aggregate.
In addition, investment banks or other financial institutions, as well as certain Blackstone employees, are expected to also be investors in the Company. These institutions and employees are a potential source of information and ideas that could benefit the Company. Blackstone has procedures in place reasonably designed to prevent the inappropriate use of such information by the Company.
Transactions with Portfolio Companies. The Firm and portfolio companies of the Company and Other Clients operate in multiple industries and provide products and services to or otherwise contract with the Company and its portfolio companies, among others. In the alternative, the Firm could form a joint venture with such a company to implement such referral arrangement. For example, such arrangements could include the establishment of a joint venture or other business arrangement between the Firm, on the one hand, and a portfolio company of the Company, portfolio company of an Other Client or third party, on the other hand, pursuant to which the joint venture or business provides services (including, without limitation, corporate support services, loan management services, management services, operational services, ongoing account services (e.g., interacting and coordinating with banks generally and with regard to their know your client requirements), risk management services, data management services, consulting services, brokerage services, sustainability and clean energy consulting services, insurance procurement, placement, brokerage and consulting services, and other services) to portfolio companies of the Company (and portfolio companies of Other Clients) that are referred to the joint venture or business by the Firm. The Firm, the Company and Other Clients and their respective portfolio companies and personnel and related parties of the foregoing can be expected to make referrals or introductions to the Company or portfolio companies of the Company or Other Clients in an effort, in part, to increase the customer base of such companies or businesses (and therefore the value of the investment held by the Company or Other Client, which would also benefit the Firm financially through its participation in such joint venture or business) or because such referrals or introductions will, in certain circumstances, result in financial benefits, such as cash payments, additional equity ownership, participation in revenue share and/or milestones benefiting the referring or introducing party that are tied or related to participation by the portfolio companies of the Company and/or of Other Clients, accruing to the party making the introduction. Such joint venture or business could use data obtained from such portfolio companies (see “Data” elsewhere herein). Furthermore, such introductions or referrals could involve the transfer of certain personnel or employees among Blackstone and the Company’s portfolio companies and Other Clients which might result in a termination fee or similar payments being due and payable from one such entity to another. The Company and the shareholders typically will not share in any fees, economics, equity or other benefits accruing to the Firm, Other Clients and their portfolio companies as a result of the introduction of the Company and its portfolio companies. Moreover, payments made to the Firm in connection with such arrangements will not reduce the management fee payable to the Adviser. There could, however, be instances in which the applicable arrangements provide that the Company or its portfolio companies share in some or all of any resulting financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) based on structures and allocation methodologies determined in the sole discretion of the Firm. Conversely, where the Company or one of its portfolio companies is the referring or introducing party, rather than receiving all of the financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) for similar types of referrals and/or introductions, such financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) could be similarly shared with the participating Other Clients or their respective portfolio companies.

The Firm is also permitted to enter into commercial relationships with third party companies, including those in which the Company considered making an investment (but ultimately chose not to pursue). For example, the Firm could enter into an introducer engagement with such company, pursuant to which the Firm introduces the company to unaffiliated third parties (which can include current and former portfolio companies and portfolio companies of Other Clients and/or their respective employees) in exchange for a fee from, or equity interest in, such company. Even though the Firm could benefit financially from this commercial relationship, the Firm will be under no obligation to reimburse the Company for Broken Deal Expenses incurred in connection with its consideration of the prospective investment and such arrangements will not be subject to the management fee payable to the Adviser and otherwise described herein.
Additionally, the Firm or an affiliate thereof will from time to time hold equity or other investments in companies or businesses (even if they are not “affiliates” of the Firm) that provide services to or otherwise contract with portfolio companies. Blackstone and Blackstone Credit & Insurance have in the past entered (and can be expected in the future to enter) into relationships with companies in the information technology, corporate services and related industries whereby Blackstone acquires an equity or similar interest in such company. In connection with such relationships, Blackstone and/or Blackstone Credit & Insurance reserves the right to also make referrals and/or introductions to portfolio companies (which could result in financial incentives (including additional equity ownership) and/or milestones benefitting Blackstone and/or Blackstone Credit & Insurance that are tied or related to participation by portfolio companies). Such joint venture or business could use data obtained from portfolio companies of the Company and/or portfolio companies of Other Clients. These arrangements are expected to be entered into without the consent or direct involvement of the Company. The Company and the shareholders will not share in any fees or economics accruing to Blackstone and/or Blackstone Credit & Insurance as a result of these relationships and/or participation by portfolio companies.
With respect to transactions or agreements with portfolio companies (including, for the avoidance of doubt, long-term incentive plans), at times if officers unrelated to the Firm have not yet been appointed to represent a portfolio company, the Firm is permitted to negotiate and execute agreements between the Firm and/or the Company on the one hand, and the portfolio company or its affiliates, on the other hand, without arm’s length representation of the portfolio company, which could entail a conflict of interest in relation to efforts to enter into terms that are arm’s length. Among the measures the Firm can be expected to use to mitigate such conflicts are to involve outside counsel to review and advise on such agreements and provide insights into commercially reasonable terms, or establish separate groups with information barriers within the Firm to advise on each side of the negotiation.
Related Party Leasing. Subject to applicable law, the Company and its portfolio companies may lease property to or from Blackstone, Other Clients and their portfolio companies and affiliates and other related parties. The leases are generally expected to, but might not always, be at market rates. Blackstone can be expected to confirm market rates by reference to other leases it is aware of in the market, which Blackstone expects to be generally indicative of the market given the scale of Blackstone’s real estate business. Blackstone can be expected to, but might not always, nonetheless have conflicts of interest in making these determinations, and with regard to other decisions related to such assets and investments. There can be no assurance that the Company and its portfolio companies will lease to or from any such related parties on terms as favorable to the Company and its portfolio companies as would apply if the counterparties were unrelated.
Cross-Guarantees and Cross-Collateralization. While Blackstone Credit & Insurance generally seeks to use reasonable efforts to avoid cross-guarantees and other similar arrangements, a counterparty, lender or other participant in any transaction to be pursued by the Company other than alternative investment vehicles and/or the Other Clients could require or prefer facing only one fund entity or group of entities, which can result in any of the Company, such Other Clients, the portfolio companies, such Other Clients’ portfolio companies and/or other vehicles being jointly and severally liable for such applicable obligation (subject to any limitations set forth in the applicable governing documents thereof), which in each case could result in the Company, such Other Clients, such portfolio companies and portfolio companies, and/or vehicles entering into a back-to-back or other similar reimbursement agreement, subject to applicable law. In such situation, better financing terms could be available through a cross-collateralized arrangement, but it is not expected that any of the Company or such Other Clients or vehicles would be compensated (or provide compensation to the other) for being primarily liable vis-à-vis such third party counterparty. Also, it is expected that cross-collateralization will generally occur at portfolio companies rather than the Company for obligations that are not recourse to the Company except in limited circumstances such as “bad boy” events. Any cross-collateralization arrangements with Other Clients could result in the Company losing its interests in otherwise performing investments due to poorly performing or non-performing investments of Other Clients in the collateral pool.

Similarly, a lender could require that it face only one portfolio company of the Company and Other Clients, even though multiple portfolio companies of the Company and Other Clients benefit from the lending, which will typically result in (i) the portfolio company facing the lender being solely liable with respect to the entire obligation, and therefore being required to contribute amounts in respect of the shortfall attributable to other portfolio companies, and (ii) portfolio companies of the Company and Other Clients being jointly and severally liable for the full amount of the obligation, liable on a cross-collateralized basis or liable for an equity cushion (which cushion amount can vary depending upon the type of financing or refinancing (e.g., cushions for refinancings could be smaller)). The portfolio companies of the Company and Other Clients benefiting from a financing may enter into a back-to-back or other similar reimbursement agreements whereby each agrees that no portfolio company bears more than its pro rata portion of the debt and related obligations. It is not expected that the portfolio companies would be compensated (or provide compensation to other portfolio companies) for being primarily liable, or jointly liable, for other portfolio companies pro rata share of any financing.
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
Group Procurement; Discounts. The Company, subject to applicable law, and certain portfolio companies will enter into agreements regarding group procurement (including, but not limited to, CoreTrust, an independent group purchasing organization), benefits management, purchase of title and/or other insurance policies (which can be expected to include brokerage and/or placement thereof, and will from time to time be pooled across portfolio companies and discounted due to scale, including through sharing of deductibles and other forms of shared risk retention) from a third party or an affiliate of Blackstone Credit & Insurance and/or Blackstone, and other operational, administrative or management related initiatives. The Firm will allocate the cost of these various services and products purchased on a group basis among the Company, Other Clients and their portfolio companies. Some of these arrangements result in commissions, discounts, rebates or similar payments to Blackstone Credit & Insurance and/or Blackstone or their affiliates (including personnel), or Other Clients and their portfolio companies, including as a result of transactions entered into by the Company and its portfolio companies and/or related to a portion of the savings achieved by the portfolio companies. Such commissions or payment will not reduce the management fee. The Firm can be expected to also receive consulting, usage or other fees from the parties to these group procurement arrangements. To the extent that a portfolio company of an Other Client is providing such a service, such portfolio company and such Other Client will benefit. Further, the benefits received by a particular portfolio company providing the service could be greater than those received by the Company and its portfolio companies receiving the service. Conflicts exist in the allocation of the costs and benefits of these arrangements, and shareholders rely on the Adviser to handle them in its sole discretion.
Diverse Shareholder Group. The Company’s shareholders are expected to be based in a wide variety of jurisdictions and take a wide variety of forms. The shareholders may have conflicting investment, tax and other interests with respect to their investments in the Company and with respect to the interests of investors in other investment vehicles managed or advised by the Adviser and Blackstone Credit & Insurance that may participate in the same investments as the Company. The conflicting interests of individual shareholders with respect to other shareholders and relative to investors in other investment vehicles would generally relate to or arise from, among other things, the nature of investments made by the Company and such other partnerships, the structuring or the acquisition of investments and the timing of disposition of investments. As a consequence, conflicts of interest may arise in connection with the decisions made by the Adviser or Blackstone Credit & Insurance, including with respect to the nature or structuring of investments that may be more beneficial for one investor than for another investor, especially with respect to investors’ individual tax situations. In addition, the Company may make investments that may have a negative impact on related investments made by the shareholders in separate transactions, such as credit investments that, by consequence of the exercise of remedies related to such investments, adversely impact equity-like investments in respect of those same issuers. In selecting and structuring investments appropriate for the Company, the Adviser or Blackstone Credit & Insurance will consider the investment and tax objectives of the Company and the shareholders (and those of investors in other investment vehicles managed or advised by the Adviser or Blackstone Credit & Insurance) as a whole, not the investment, tax or other objectives of any shareholder individually.

In addition, certain shareholders also may be investors in Other Clients, including supplemental capital vehicles and co-investment vehicles that invest alongside the Company in one or more investments, consistent with applicable law and/or any applicable SEC-granted order. Shareholders also might include affiliates of the Firm, such as Other Clients, affiliates of portfolio companies of the Company or Other Clients, charities, foundations or other entities or programs associated with Firm personnel and/or current or former Firm employees, the Firm’s senior advisors and/or operating partners and any affiliates, funds or persons may also invest in the Company through the vehicles established in connection with the Firm’s side-by-side co-investment rights, subject to applicable law, in each case, without being subject to management fees, and shareholders will not be afforded the benefits of such arrangements. Some of the foregoing Firm related parties are sponsors of feeder vehicles that could invest in the Company as shareholders. The Firm related sponsors of feeder vehicles generally charge their investors additional fees, including performance based fees, which could provide the Firm current income and increase the value of its ownership position in them. The Firm will therefore have incentives to refer potential investors to these feeder vehicles. All of these Firm related shareholders will have equivalent rights to vote and withhold consents as nonrelated shareholders. Nonetheless, the Firm could have the ability to influence, directly or indirectly, these Firm related shareholders.
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
Possible Future Activities. The Firm and its affiliates are expected to expand the range of services that it provides over time. Except as provided herein, the Firm and its affiliates will not be restricted in the scope of its business or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. The Firm and its affiliates have, and will continue to develop, relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with clients who might hold or might have held investments similar to those intended to be made by the Company. These clients could themselves represent appropriate investment opportunities for the Company or could compete with the Company for investment opportunities.
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

The 1940 Act may limit the Company’s ability to undertake certain transactions with or alongside its affiliates that are registered under the 1940 Act. As a result of these restrictions, the Company may be prohibited from executing “joint” transactions with the Company’s 1940 Act registered affiliates, which could include investments in the same portfolio company (whether at the same or different times) or buying investments from, or selling them to, Other Clients. These limitations have the potential to limit the scope of investment opportunities that would otherwise be available to the Company.
We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions.
Shareholders’ Outside Activities. A shareholder shall be entitled to and can be expected to have business interests and engage in activities in addition to those relating to the Company, including business interests and activities in direct competition with the Company and its portfolio companies, and can engage in transactions with, and provide services to, the Company or its portfolio companies (which will, in certain circumstances, include providing leverage or other financing to the Company or its portfolio companies as determined by the Adviser in its sole discretion). None of the Company, any shareholder or any other person shall have any rights by virtue of the Company’s operative documents or any related agreements in any business ventures of any shareholder. The shareholder, and in certain cases the Adviser, will have conflicting loyalties in these situations.
Insurance. The Adviser will cause the Company to purchase, and/or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) for insurance to insure the Company and the Board of Trustees against liability in connection with the activities of the Company. This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella,” group or other insurance policies maintained by the Firm that cover the Company and one or more of the Other Clients, the Adviser, Blackstone Credit & Insurance and/or Blackstone (including their respective directors, officers, employees, agents, representatives, independent client representative (if any) and other indemnified parties). The Adviser will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella,” group or other insurance policies among the Company, one or more Other Clients, the Adviser, Blackstone Credit & Insurance and/or Blackstone on a fair and reasonable basis, subject to approval by the Board of Trustees.
Technological and Scientific Innovations. Recent technological and scientific innovations have disrupted numerous established industries and those with incumbent power in them. As technological and scientific innovation continues to advance rapidly, it could impact one or more of the Company’s strategies. Moreover, given the pace of innovation in recent years, the impact on a particular portfolio company might not have been foreseeable at the time the Company made such investment and could adversely impact the Company and/or its portfolio companies. Furthermore, Blackstone Credit & Insurance could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.
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
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
As an externally managed closed-end management investment company that has elected to be treated as a BDC under the 1940 Act, our day-to-day operations are managed by the Adviser, Administrator and our executive officers under the oversight of our Board of Trustees. Our executive officers are senior Blackstone Credit & Insurance professionals and each of the Adviser and Administrator is a subsidiary of Blackstone. As such, we are reliant on Blackstone for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details Blackstone has provided to us regarding its cybersecurity program that are relevant to us.
Blackstone maintains a comprehensive cybersecurity program, including policies and procedures designed to protect its systems, operations, and the data entrusted to it, including by us and the Adviser, from anticipated threats or hazards. Blackstone utilizes a variety of protective measures as a part of its cybersecurity program. These measures include, where appropriate, physical and digital access controls, patch management, identity verification and mobile device management software, annual employee cybersecurity awareness and best practices training programs, security baselines and tools to report anomalous activity, and monitoring of data usage, hardware and software.
Blackstone tests its cybersecurity defenses regularly through automated and manual vulnerability scanning, to identify and remediate critical vulnerabilities. In addition, it conducts annual “white hat” penetration tests to validate its security posture. Blackstone examines its cybersecurity program every two to three years with third parties, evaluating its effectiveness in part by considering industry standards and established frameworks, such as the National Institute of Standards and Technology and Center for Internet Security, as guidelines. Further, Blackstone engages in cyber incident tabletop exercises and scenario planning exercises involving hypothetical cybersecurity incidents to test its cyber incident response processes. Blackstone’s Chief Security Officer (the “CSO”) and members of Blackstone’s senior management, Legal and Compliance, Technology and Innovations (“BXTI”), and Global Corporate Affairs participate in these exercises. Learnings from these tabletop exercises and any events Blackstone experiences are reviewed, discussed, and incorporated into its cybersecurity framework as appropriate.
In addition to Blackstone’s internal exercises to test aspects of its cybersecurity program, Blackstone periodically engages independent third parties to analyze data on the interactions of users of Blackstone information technology resources, including Blackstone employees, and conduct penetration tests and scanning exercises to assess the performance of Blackstone’s cybersecurity systems and processes.
Blackstone has a comprehensive Security Incident Response Plan (the “IRP”) designed to inform the proper escalation (including, as appropriate, to our senior management) of non-routine suspected or confirmed information security or cybersecurity events based on the expected risk an event presents. As appropriate, a Security Incident Response Team composed of individuals from several internal technical and managerial functions may be formed to investigate and remediate the event and determine the extent of external advisor support required, including from external counsel, forensic investigators, and/or law enforcement. The IRP sets out ongoing monitoring or remediating actions to be taken after resolution of an incident. The IRP is reviewed at least annually by Blackstone’s CSO and members of BXTI and Blackstone’s Legal and Compliance.
Blackstone maintains a formal cybersecurity risk management process and cybersecurity risk register, designed to track cybersecurity risks at the firm, and integrates these processes into the firm’s overall risk management practices described above. Blackstone’s CSO periodically discusses and reviews cybersecurity risks and related mitigants with its enterprise risk committee and incorporates relevant cybersecurity risk updates and metrics in the semi-annual enterprise-wide risk management report.
Blackstone has a process designed to assess, the cybersecurity risks associated with the engagement of third-party vendors, including those of companies externally managed by Blackstone such as us. This assessment is conducted on the basis of, among other factors, the types of services provided, and the extent and type of Blackstone data accessed or processed by a third-party vendor. On the basis of its preliminary risk assessment of a third-party vendor, Blackstone may conduct further cybersecurity reviews or request remediation of, or contractual protections related to, any actual or potential identified cybersecurity risks. In addition, where appropriate, Blackstone seeks to include in its contractual arrangements with certain of its third-party vendors provisions addressing best practices with respect to data and cybersecurity, as well as the right to assess, monitor, audit and test such vendors’ cybersecurity programs and practices. Blackstone also utilizes a number of digital controls, which are reviewed at least annually, to monitor and manage third-party access to its internal systems and data.

For a discussion of how risks from cybersecurity threats affect our business, and our reliance on Blackstone in managing these risks, see “Item 1A. Risk Factors – Risk Related to our Business – Cybersecurity and data protection risks could result in the loss of data, interruptions in our business, and damage to our reputation, and subject us to regulatory actions , increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.”
Cybersecurity Governance
Blackstone has a dedicated cybersecurity team, led by Blackstone’s CSO, who works closely with Blackstone senior management, including Blackstone’s Chief Technology Officer (“CTO”), to develop and advance the firm’s cybersecurity strategy, which applies to us and the Adviser.
Blackstone’s CSO and CTO have extensive experience in cybersecurity and technology, respectively. Blackstone’s CSO, Adam Fletcher, is a Senior Managing Director in BXTI and is responsible for all aspects of cyber and physical security across Blackstone. Prior to his appointment as CSO in 2017, Mr. Fletcher was Blackstone’s Deputy CSO. Before joining Blackstone in 2014, Mr. Fletcher led the International Security organization for Equifax from 2012 to 2014. Mr. Fletcher received a BS in Operations Research and Industrial Engineering from Cornell University.
Blackstone’s CTO, John Stecher is a Senior Managing Director and head of BXTI. Mr. Stecher is responsible for all aspects of technology across Blackstone. Mr. Stecher also advises Blackstone’s investment teams and acts as a resource to Blackstone portfolio companies, and companies externally managed by Blackstone such as us, on technology-related matters. Before joining Blackstone in 2020, Mr. Stecher was a Managing Director and the Chief Technology Officer and Chief Innovation Officer at Barclays. He was also a member of the Barclays Technology Management Committee. Prior to joining Barclays in 2017, Mr. Stecher held a variety of senior management and engineering roles across Goldman Sachs’ capital markets and technology divisions. Mr. Stecher received a BS in Computer Science from the University of Wisconsin – Madison and a MS in Computer Science from the University of Minnesota.
BXTI conducts periodic cybersecurity risk assessments, including assessments or audits of third-party vendors, and assists with the management and mitigation of identified cybersecurity risks. The CSO and CTO review Blackstone’s cybersecurity framework annually as well as on an event-driven basis as necessary. The CSO and CTO also review the scope of Blackstone’s cybersecurity measures periodically, including in the event of a change in business practices that may implicate the security or integrity of Blackstone’s information and systems.
Our Board of Trustees is responsible for understanding the primary risks to our business. The Board of Trustees is responsible for reviewing periodically our and the Adviser’s information technology security controls and related compliance matters, with management. Blackstone’s CSO, or designee, reports to the Board of Trustees, or a committee thereof, at least annually on cybersecurity matters, including risks facing us and the Adviser and, as applicable, certain incidents. In addition to such periodic reports, the Board of Trustees or a committee thereof may receive updates from management as to our and the Adviser’s cybersecurity risks and Blackstone cybersecurity program developments.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the NYSE under the symbol “BXSL.” Our common stock has historically traded at prices above or below our NAV per share since our common stock began trading on the NYSE on October 28, 2021. It is not possible to predict whether our common stock will trade at a price per share at, above or below NAV per share. On February 27, 2024, the last reported closing sales price of our common stock on the NYSE was $29.94 per share, which represented a premium of 12.3% to NAV per share reported by us as of December 31, 2023.
Holders
As of February 20, 2024, there were 71 holders of record of our shares. This number does not include shareholders for whom shares are held in “nominee” or “street name.”
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
The following table summarizes our distributions declared and payable for the year ended December 31, 2023 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 27, 2023	March 31, 2023	April 27, 2023	$0.7000	$112,400
May 10, 2023	June 30, 2023	July 27, 2023	0.7000	115,783
June 20, 2023	September 30, 2023	October 26, 2023	0.7700	133,552
November 8, 2023	December 31, 2023	January 26, 2024	0.7700	143,052
Total distributions			$2.9400	$504,787
Pursuant to our dividend reinvestment plan, the following table summarizes the amounts received and shares issued to shareholders who have not opted out of our dividend reinvestment plan during the year ended December 31, 2023 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 31, 2023	$5,132	208,510
April 27, 2023	5,439	213,130
July 27, 2023	4,635	172,888
October 26, 2023	5,445	205,149
Total distributions	$20,651	799,677

Share Repurchase Plan
In February 2023, our Board authorized a share repurchase plan, under which we may repurchase up to $250 million in the aggregate of our outstanding common shares in the open market at prices below our NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act (the “Company 10b-18 Plan”).
The Company did not repurchase any of its shares during the year ended December 31, 2023.
Price Range of Common Stock
The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the NYSE, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on the NYSE.

		Price Range
Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value(2)	Low Sales Price Premium (Discount) to Net Asset Value(2)	Cash Dividend Per Share(3)
For the Year Ended December 31, 2023
First Quarter	$26.10	$26.25	$22.26	0.6%	(14.7)%	$0.70
Second Quarter	$26.30	$27.51	$23.95	4.6%	(8.9)%	$0.70
Third Quarter	$26.54	$28.77	$26.67	8.4%	0.5%	$0.77
Fourth Quarter	$26.66	$28.63	$26.06	7.4%	(2.3)%	$0.77
For the Year Ended December 31, 2022
First Quarter	$26.13	$31.75	$27.88	21.5%	6.7%	$0.78
Second Quarter	$25.89	$28.99	$23.30	12.0%	(10.0)%	$0.73
Third Quarter	$25.76	$25.24	$22.11	(2.0)%	(14.2)%	$0.80
Fourth Quarter	$25.93	$24.68	$22.35	(4.8)%	(13.8)%	$0.60
For the Year Ended December 31, 2021
Fourth Quarter	$26.27	$37.64	$27.63	43.3%	N/A	$0.53
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

Stock Performance Graph
This graph compares the stockholder return on our common stock from October 28, 2021 (the date our common stock commenced trading on the NYSE) to December 31, 2023, with that of the Standard & Poor’s 500 Stock Index, Standard & Poor’s 500 Financials Index, Standard & Poor’s BDC Index and Morningstar LSTA Leveraged Loan Index. This graph assumes that on October 28, 2021, $100 was invested in our common stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s 500 Financials Index, the Standard & Poor’s BDC Index, and the Morningstar LSTA Leveraged Loan Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG BLACKSTONE SECURED LENDING FUND, STANDARD & POOR’S 500 INDEX, STANDARD & POOR’S 500 FINANCIALS INDEX, STANDARD & POOR’S BDC INDEX AND MORNINGSTAR’S LSTA LEVERAGED LOAN INDEX

Total Return Performance

$140
$130
$120
$110
$100
$90
$80
$70
$60
10/28/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
Blackstone Secured Lending Fund
Standard & Poor's BDC Index
Standard & Poor's 500 Stock Index
Standard & Poor's 500 Financials Index
Morningstar LSTA US Leveraged Loan Index

Item 6. (Reserved).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section of this Form 10-K generally discusses 2023 and 2022 items and year to year comparisons between 2023 and 2022. For the discussion of 2022 compared to 2021 see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, which specific discussion is incorporated herein by reference. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K “Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in Part I, Item 1A of this Form 10-K “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.
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
Key Components of Our Results of Operations
Investments
We focus primarily on loans and securities, including syndicated loans, of private U.S. companies, which includes larger and middle market companies. In many market environments, we believe such a focus offers an opportunity for superior risk-adjusted returns.
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
From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, Administrator or such affiliates thereof for any such amounts. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the years ended December 31, 2023, 2022 and 2021. However, the Administrator may seek reimbursement for such costs in future periods. All of the foregoing expenses will ultimately be borne by our shareholders.
Costs and expenses of the Administrator and the Adviser that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.

Portfolio and Investment Activity
For the year ended December 31, 2023, we made $1,945.9 million aggregate principal amount of new investment commitments (including $662.9 million of which remained unfunded as of December 31, 2023), $1,931.4 million of which was first lien debt, $10.2 million of which was unsecured debt and $4.3 million of which was equity.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the year ended December 31,
	2023	2022	2021
Investments:
Total investments, beginning of period	$9,657,872	$9,745,126	$5,575,482
New investments purchased	1,483,303	961,768	6,824,327
Payment-in-kind interest capitalized	51,558	40,324	9,152
Net accretion of discount on investments	52,865	47,428	62,799
Net realized gain (loss) on investments	(6,205)	37,402	7,785
Investments sold or repaid	(1,305,234)	(1,174,176)	(2,734,419)
Total investments, end of period	$9,934,159	$9,657,872	$9,745,126
Amount of investments funded at principal:
First lien debt investments	$1,481,290	$984,200	$6,672,961
Second lien debt investments	—	7,896	68,519
Unsecured debt	10,231	14,023	52,670
Equity investments	3,915	13,144	90,286
Total	$1,495,436	$1,019,263	$6,884,436
Proceeds from investments sold or repaid:
First lien debt investments	$(1,231,702)	$(1,077,767)	$(2,632,926)
Second lien debt investments	(7,351)	(20,907)	(48,024)
Unsecured debt	—	(13,535)	(52,537)
Warrants	—	(8,514)	—
Equity investments	(66,181)	(53,453)	(932)
Total	$(1,305,234)	$(1,174,176)	$(2,734,419)

Number of new investments in new portfolio companies	29	53	117
Average new investment commitment amount	$29,322	$19,231	$58,841
Weighted average yield of new investments	12.0%	10.2%	7.0%
Weighted average yield on investments fully sold or paid down	11.1%	7.1%	7.5%

Number of portfolio companies	196	176	148
Weighted average yield on debt and income producing investments, at amortized cost (1)(2)	11.8%	10.6%	7.3%
Weighted average yield on debt and income producing investments, at fair value (1)(2)	12.0%	10.7%	7.2%
Average loan to value (LTV) (3)	48.2%	47.5%	44.0%
Percentage of debt investments bearing a floating rate (6)	99.9%	99.9%	99.9%
Percentage of debt investments bearing a fixed rate (6)	0.1%	0.1%	0.1%
Percentage of assets on non-accrual, at amortized cost (4)(5)	0.0%	—%	—%

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
(2)As of December 31, 2023, 2022 and 2021, the weighted average total portfolio yield at cost was 11.8%, 10.5% and 7.2%, respectively. The weighted average total portfolio yield at fair value was 11.8%, 10.6% and 7.1%, respectively.
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
(4)Amount rounds to less than 0.1% for December 31, 2023.
(5)As a percentage of total amortized cost of Investments. Assets on non-accrual represented less than 0.1%, 0.0% and 0.0% of total fair value of Investments as of December 31, 2023, 2022 and 2021, respectively.
(6)As a percentage of total fair value of debt investments. As of December 31, 2023, 2022 and 2021, debt investments bearing a floating rate represented 98.9%, 98.3% and 98.2%, respectively, of total Investment at fair value.
As of December 31, 2023, our portfolio companies had a weighted average annual revenue of $773.9 million and weighted average annual EBITDA of $191.9 million. These calculations include all private debt investments for which fair value is determined by the Board of Trustees in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
For additional information on our investments, see “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4. Investments.”
Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	For The Year Ended December 31,
	2023	2022	2021
Total investment income	$1,143,517	$850,292	$624,700
Net expenses before excise tax	472,817	365,130	270,586
Net investment income before excise tax	670,700	485,162	354,114
Excise tax expense	16,795	1,386	2,438
Net investment income after excise tax	653,905	483,776	351,676
Net change in unrealized appreciation (depreciation)	(54,573)	(122,149)	104,178
Net realized gain (loss)	12,619	42,929	4,568
Net increase (decrease) in net assets resulting from operations	$611,951	$404,556	$460,422
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	For The Year Ended December 31,
	2023	2022	2021
Interest income	$1,089,044	$796,499	$610,508
Payment-in-kind interest income	47,076	40,324	8,188
Dividend income	387	9,307	219
Fee income	7,010	4,162	5,785
Total investment income	$1,143,517	$850,292	$624,700

Total investment income increased to $1,143.5 million for the year ended December 31, 2023, an increase of $293.2 million, or 34%, compared to the year ended December 31, 2022, primarily attributable to increased reference interest rates driving increased interest income from our investments.
Additionally, for the year ended December 31, 2023, we recorded $19.3 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $4.9 million in the prior year primarily a result of increased prepayments.
For the years ended December 31, 2023, and 2022, Payment-in-kind interest income represented 4.1% and 4.7% of investment income, respectively.
We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.
While rising interest rates have favorably impacted our investment income during the year ended December 31, 2023, further interest rate increases, and the resulting higher cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate increases occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and/or our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.
Expenses
Expenses were as follows (dollar amounts in thousands):

	For The Year Ended December 31,
	2023	2022	2021
Interest expense	$266,420	$203,579	$120,469
Management fees	98,122	101,707	62,401
Income based incentive fees	134,230	97,154	67,272
Capital gains incentive fees	(5,506)	(11,883)	16,312
Professional fees	6,077	4,011	2,925
Board of Trustees' fees	907	853	571
Administrative service expenses	2,250	2,672	2,370
Other general and administrative	6,115	6,343	4,794
Total expenses before excise tax	508,615	404,436	277,114
Management fees waived	(20,194)	(25,427)	(4,195)
Incentive fees waived	(15,604)	(13,879)	(2,333)
Net expenses before excise tax	472,817	365,130	270,586
Net investment income before excise tax	670,700	485,162	354,114
Excise tax expense	16,795	1,386	2,438
Net investment income after excise tax	$653,905	$483,776	$351,676
Interest Expense
Total interest expense (including unused fees and other debt financing expenses), increased to $266.4 million for the year ended December 31, 2023, an increase of $62.8 million or 31%, compared to the same period in the prior year, primarily driven by an increase in our weighted average interest rate on our borrowings relative to the prior year partially offset by a decrease in our average principal of debt outstanding. Our weighted average interest rate increased to 4.93% for the year ended December 31, 2023, from 3.46% in the prior year. The average principal of debt outstanding decreased to $5,275.4 million for the year ended December 31, 2023, from $5,732.6 million in the prior year.

Management Fees
Management fees decreased to $98.1 million for the year ended December 31, 2023, a decrease of $3.6 million, or 4%, compared to the year ended December 31, 2022, primarily due to a decrease in average quarter end gross assets during 2023 compared to the prior year. Our average quarter end gross assets decreased to $9,839.3 million for the year ended December 31, 2023, from $10,137.1 million at December 31, 2022.
The Adviser voluntarily waived management fees following the IPO such that the management fee remained at 0.75% for a period of two years following the IPO (versus the contractual rate of 1.00%), which resulted in waivers of $20.2 million and $25.4 million for the years ended December 31, 2023, and 2022, respectively. The Waiver Period ended on October 28, 2023.
Income Based Incentive Fees
Income based incentive fees increased to $134.2 million for the year ended December 31, 2023 from $97.2 million for the year ended December 31, 2022, primarily due to an increase in pre-incentive fee net investment income. Pre-incentive fee net investment income increased to $767.0 million for the year ended December 31, 2023, compared to $555.2 million for the same period in the prior year.
The Adviser voluntarily waived incentive fees following the IPO such that the fee remained at 15.0% for a period of two years following the IPO (versus the contractual rate of 17.5%), which resulted in waivers of $15.6 million and $13.9 million for the years ended December 31, 2023, and 2022, respectively. The Waiver Period ended on October 28, 2023.
Capital Gains Incentive Fees
We reversed previously accrued capital gains incentive fees of $(5.5) million for the year ended December 31, 2023, compared to a reversal of previously accrued capital gains incentive fees of $(11.9) million during the same period in the prior year.
The reversal of previously accrued incentive fees was attributable to net realized and unrealized losses in the current year. The accrual for any capital gains incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
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
Total other expenses increased to $15.3 million for the year ended December 31, 2023, from $13.9 million for the same period in the prior year, primarily driven by an increase in Professional fees driven, in part, by inflationary pressure and increased market transactions driving increased costs.
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
For the years ended December 31, 2023, 2022 and 2021, we incurred $16.8 million, $1.4 million and $2.4 million, respectively, of U.S. federal excise tax.
Net Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	For The Year Ended December 31,
	2023	2022	2021
Net change in unrealized gain (loss) on investments	$(50,841)	$(126,493)	$104,727
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(3,732)	4,344	(549)
Net change in unrealized gain (loss) on investments	$(54,573)	$(122,149)	$104,178
For the year ended December 31, 2023, the net change in unrealized loss of $54.6 million was primarily driven by the decrease in the fair value of our debt investments. The fair value of our debt investments as a percentage of principal decreased by 0.2%, driven, in part, by changes in the economic outlook as well as portfolio company fundamentals.
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	For The Year Ended December 31,
	2023	2022	2021
Net realized gain (loss) on investments	$(6,205)	$37,402	$7,785
Net realized gain (loss) on foreign currency transactions	18,824	5,527	(3,217)
Net realized gain (loss) on investments	$12,619	$42,929	$4,568
For the year ended December 31, 2023, we generated realized losses on investments of $23.9 million partially offset by realized gains on investments of $17.7 million, primarily from full or partial sales or restructures of our debt investments.
The net realized loss on investments were offset by the net realized gain on foreign currency transactions of $18.8 million during the year ended December 31, 2023, primarily a result of fluctuations in the CAD and GBP exchange rates vs. USD.
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

To facilitate public issuances of debt and/or equity securities, in July 2022, we filed a shelf registration statement with the SEC that is effective for a term of three years and expires in July 2025. The amount of securities to be issued pursuant to the shelf registration statement filed in July 2022 was not specified when it was filed and there is no specific dollar limit on the amount of securities we may issue. The securities covered by the registration statement filed in July 2022 include: (i) common shares; (ii) preferred shares; (iii) debt securities; (iv) subscription rights; and (v) warrants. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.
As of December 31, 2023 and December 31, 2022, our debt consisted of asset based leverage facilities, a revolving credit facility, and unsecured note issuances. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2023 and December 31, 2022, we had an aggregate amount of $4,937.9 million and $5,563.0 million of senior securities outstanding, respectively, and our asset coverage ratio was 200.3% and 174.8%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. From time to time we may also repurchase our outstanding debt. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.
Cash and cash equivalents as of December 31, 2023, taken together with our $1,662.1 million of unused capacity under our credit facilities (subject to borrowing base availability, $1,662.0 million is available to borrow) is expected to be sufficient for our investing activities and to conduct our operations in the near term. Additionally, we held $157.9 million of Level 2 debt investments as of December 31, 2023, which could provide additional liquidity if necessary.
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
As of December 31, 2023, we had $154.9 million in cash and cash equivalents. During the year ended December 31, 2023, cash provided by operating activities was $458.8 million, primarily from receipt of interest payments from our investments, partially offset by purchases of investments, net of sales of investments and principal repayments, of $178.1 million. Cash used in financing activities was $432.2 million during the year, which was primarily as a result of net repayments on our credit facilities and Unsecured Notes of $650.9 million and dividends paid in cash of $438.0 million partially offset by $665.3 million of proceeds from the issuance of our common shares.
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
We also access liquidity through our “at-the-market” offering program, pursuant to which we may sell, from time to time, up to $400.0 million of additional common shares of beneficial interest (which amount may be increased). During the year ended December 31, 2023, we sold common shares for net proceeds of $465.5 million through our “at-the-market” offering program. As of December 31, 2023, $328.9 million of common shares were available for issuance under our “at-the-market” offering program.
For additional information on our “at-the-market” offering program, see “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 8. Net Assets.”

Distributions
The following table summarizes our distributions declared and payable for the year ended December 31, 2023 (dollar amounts in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 27, 2023	March 31, 2023	April 27, 2023	$0.7000	$112,400
May 10, 2023	June 30, 2023	July 27, 2023	0.7000	115,783
June 20, 2023	September 30, 2023	October 26, 2023	0.7700	133,552
November 8, 2023	December 31, 2023	January 26, 2024	0.7700	143,052
Total distributions			$2.9400	$504,787

For the years ended December 31, 2023, 2022, and 2021, interest-related dividends represented 87.6%, 86.4% and 85.2%, of total dividends paid by the Company, respectively.

For the years ended December 31, 2023, 2022 and 2021, short-term capital gain dividends represented 0.0%, 1.8% and 11.0%, of total dividends paid by the Company, respectively.

For the years ended December 31, 2023, 2022, and 2021, capital gain dividends represented 9.3%, 2.6%, and 0.0%, of total dividends paid by the Company, respectively.
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
Share Repurchase Plan
In February 2023, our Board authorized a share repurchase plan, under which we may repurchase up to $250 million in the aggregate of our outstanding common shares in the open market at prices below our NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act (the “Company 10b-18 Plan”). The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. During periods when we are able to issue shares under our “at-the-market” program, we will not repurchase shares under the 10b-18 share repurchase plan.
We did not repurchase any of our shares during the year ended December 31, 2023.
For additional information on our share repurchases see “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 8. Net Assets.”
Borrowings
As of December 31, 2023 and December 31, 2022, we had an aggregate principal amount of $4,937.9 million and $5,563.0 million, respectively, of debt outstanding.
For additional information on our debt obligations see “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 6. Borrowings.”

Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2023, and December 31, 2022, we had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate principal amount of $985.9 million and $690.3 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle's allocation may change prior to the date of funding. In this regard, as of December 31, 2023, and December 31, 2022, we estimate that $221.3 million and $16.5 million, respectively, of investments were committed but not yet funded.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2023, management is not aware of any material pending legal proceedings.

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

Recent Developments
Macroeconomic Environment
The year ended December 31, 2023 has been characterized by continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions, including the war in Ukraine and Russia and the escalated conflict in the Middle East. Events affecting financial institutions during the year also contributed to volatility in global markets and diminished liquidity and credit availability.
During 2023, inflation began to moderate as a result of the monetary policy tightening actions taken by central banks, including raising interest rates. These higher interest rates have created further uncertainty for the economy and for our borrowers. Although our business model is such that rising interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers and lead to nonperformance, as higher costs may dampen consumer spending and slow corporate profit growth, which may negatively impact our portfolio companies as they may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. It remains difficult to predict the full impact of recent changes and any future changes in interest rates or inflation.
Banking Sector Conditions
Bank closures in the United States over the course of 2023 have caused uncertainty for financial services companies and fear of instability in the global financial system generally. In addition, certain financial institutions—in particular smaller and/or regional banks—have experienced volatile stock prices and significant losses in their equity value, and there is concern that depositors at these institutions have withdrawn, or may withdraw in the future, significant sums from their accounts at these institutions. Notwithstanding intervention by U.S. governmental agencies to protect the uninsured depositors of banks that have recently closed, there is no guarantee that the uninsured depositors of a financial institution that closes (which depositors could include the Company and/or its portfolio companies) will be made whole or, even if made whole, that such deposits will become available for withdrawal in short order. There is a risk that other banks, or other financial institutions, may be similarly impacted, and it is uncertain what steps (if any) regulators may take in such circumstances or what other economic or other impacts there may be. In addition, uncertainty caused by recent bank failures—and general concern regarding the financial health and outlook for other financial institutions—could have an overall negative effect on banking systems and financial markets generally. These recent developments may also have other implications for broader economic and monetary policy, including interest rate policy. For the foregoing reasons, there can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect the Company, its portfolio companies or their respective financial performance.
Reference Rate Reform
LIBOR and certain other floating rate benchmark indices have been the subject of recent national, international and regulatory guidance and proposals for reform or replacement. The publication of USD LIBOR continued until June 30, 2023, and market participants have generally transitioned to SOFR thereafter. Additionally, market participants have transitioned from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators.
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
In a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.

As of December 31, 2023, 99.9% of our debt investments based on fair value in our portfolio were at floating rates. Based on our consolidated balance sheet as of December 31, 2023, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$298,944	$(64,174)	$234,769
Up 200 basis points	199,296	(42,783)	156,513
Up 100 basis points	99,648	(21,391)	78,256
Down 100 basis points	(99,648)	21,391	(78,256)
Down 200 basis points	(199,296)	42,783	(156,513)
(1)Excludes the impact of incentive fees. See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions” for further information.

Item 8. Consolidated Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Blackstone Secured Lending Fund

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Blackstone Secured Lending Fund and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Investments - Level 3 Fair Value Measurements — Refer to Footnote 2 and 5 in the financial statements

Critical Audit Matter Description

As described in Note 5 to the financial statements, the Company held $9,710,582 thousand of investments classified as level 3 fair value measurements as of December 31, 2023. These investments include illiquid secured debt and unlisted equity securities. The valuation approaches used are based on the facts and circumstances of the underlying investments and involve estimates relating to unobservable valuation inputs.

We identified the valuation of level 3 investments as a critical audit matter given the judgments involved in estimating fair value, including the selection of valuation approaches and development of unobservable inputs. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of level 3 investments included the following, among others:

•We tested the design, implementation, and operating effectiveness of controls over the valuation of level 3 investments, including those over the selection of valuation methodologies and development of unobservable inputs.
•We evaluated the appropriateness of the valuation approaches used for level 3 investments.
•For certain investments, we tested management’s process for estimating fair value, including evaluating the unobservable valuation inputs by comparison to external sources. For select investments, we used the assistance of our fair value specialists.
•For certain investments, we developed our own independent estimate of the fair value and compared our estimate to management’s estimate. For select investments, we used the assistance of our fair value specialists.
•We evaluated the impact of current market events and conditions on the valuation methodologies and unobservable inputs.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 28, 2024

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Blackstone Secured Lending Fund

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Blackstone Secured Lending Fund and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 28, 2024

Blackstone Secured Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $9,934,158 and $9,621,233 at December 31, 2023 and December 31, 2022, respectively)	$9,862,650	$9,560,664
Non-controlled/affiliated investments (cost of $1 and $36,639 at December 31, 2023 and December 31, 2022, respectively)	5,790	56,584
Total investments at fair value (cost of $9,934,159 and $9,657,872 at December 31, 2023 and December 31, 2022, respectively)	9,868,440	9,617,248
Cash and cash equivalents	154,857	131,272
Interest receivable from non-controlled/non-affiliated investments	93,576	97,874
Deferred financing costs	16,450	13,332
Receivable for investments sold	1,295	49,269
Total assets	$10,134,618	$9,908,995
LIABILITIES
Debt (net of unamortized debt issuance costs of $25,953 and $35,289 at December 31, 2023 and December 31, 2022, respectively)	$4,911,930	$5,527,715
Payable for investments purchased	8,566	20,273
Due to affiliates	8,925	10,809
Management fees payable (Note 3)	23,034	18,595
Income based incentive fees payable (Note 3)	34,373	24,773
Capital gains incentive fees payable (Note 3)	—	5,506
Interest payable	39,880	45,289
Distribution payable (Note 8)	143,052	96,218
Accrued expenses and other liabilities	12,817	851
Total liabilities	5,182,577	5,750,029
Commitments and contingencies (Note 7)
NET ASSETS
Common shares, $0.001 par value (unlimited shares authorized; 185,782,408 and 160,362,861 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively)	186	160
Additional paid in capital	4,701,827	4,033,113
Distributable earnings (loss)	250,028	125,693
Total net assets	4,952,041	4,158,966
Total liabilities and net assets	$10,134,618	$9,908,995
NET ASSET VALUE PER SHARE	$26.66	$25.93
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2023	2022	2021
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$1,089,044	$796,499	$610,508
Payment-in-kind interest income	47,076	40,324	8,188
Dividend income	387	9,307	219
Fee income	7,010	4,162	5,785
Total investment income	1,143,517	850,292	624,700
Expenses:
Interest expense	266,420	203,579	120,469
Management fees (Note 3)	98,122	101,707	62,401
Income based incentive fees (Note 3)	134,230	97,154	67,272
Capital gains incentive fees (Note 3)	(5,506)	(11,883)	16,312
Professional fees	6,077	4,011	2,925
Board of Trustees' fees	907	853	571
Administrative service expenses (Note 3)	2,250	2,672	2,370
Other general and administrative	6,115	6,343	4,794
Total expenses before excise tax	508,615	404,436	277,114
Management fees waived (Note 3)	(20,194)	(25,427)	(4,195)
Incentive fees waived (Note 3)	(15,604)	(13,879)	(2,333)
Net expenses before excise tax	472,817	365,130	270,586
Net investment income before excise tax	670,700	485,162	354,114
Excise tax expense	16,795	1,386	2,438
Net investment income after excise tax	653,905	483,776	351,676
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(36,685)	(143,515)	101,804
Non-controlled/affiliated investments	(14,156)	17,022	2,923
Translation of assets and liabilities in foreign currencies	(3,732)	4,344	(549)
Net change in unrealized appreciation (depreciation)	(54,573)	(122,149)	104,178
Net realized gain (loss):
Non-controlled/non-affiliated investments	(14,488)	37,402	7,785
Non-controlled/affiliated investments	8,283	—	—
Foreign currency transactions	18,824	5,527	(3,217)
Net realized gain (loss)	12,619	42,929	4,568
Net realized and change in unrealized gain (loss)	(41,954)	(79,220)	108,746
Net increase (decrease) in net assets resulting from operations	$611,951	$404,556	$460,422
Net investment income per share (basic and diluted)	$3.90	$2.91	$2.43
Earnings (loss) per share (basic and diluted)	$3.65	$2.44	$3.19
Weighted average shares outstanding (basic and diluted)	167,615,433	166,072,919	144,510,122
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2020	$130	$3,232,562	$35,117	$3,267,809
Issuance of common shares, net of offering and underwriting costs	38	976,063	—	976,101
Reinvestment of dividends	1	38,938	—	38,939
Net investment income	—	—	351,676	351,676
Net realized gain (loss) on investments	—	—	4,568	4,568
Net change in unrealized appreciation (depreciation) on investments	—	—	104,178	104,178
Dividends declared from net investment income	—	—	(295,792)	(295,792)
Tax reclassification of shareholders' equity in accordance with GAAP	—	(2,438)	2,438	—
Balance, December 31, 2021	169	4,245,125	202,185	4,447,479
Reinvestment of dividends	2	52,380	—	52,382
Common shares repurchased	(11)	(263,006)	—	(263,017)
Net investment income	—	—	483,776	483,776
Net realized gain (loss) on investments	—	—	42,929	42,929
Net change in unrealized appreciation (depreciation) on investments	—	—	(122,149)	(122,149)
Dividends declared from net investment income	—	—	(482,434)	(482,434)
Tax reclassification of shareholders' equity in accordance with GAAP	—	(1,386)	1,386	—
Balance, December 31, 2022	160	4,033,113	125,693	4,158,966
Issuance of common shares, net of offering and underwriting costs	25	665,235	—	665,260
Reinvestment of dividends	1	20,650	—	20,651
Net investment income	—	—	653,905	653,905
Net realized gain (loss) on investments	—	—	12,619	12,619
Net change in unrealized appreciation (depreciation) on investments	—	—	(54,573)	(54,573)
Dividends declared from net investment income	—	—	(504,787)	(504,787)
Tax reclassification of shareholders' equity in accordance with GAAP	—	(17,171)	17,171	—
Balance, December 31, 2023	$186	$4,701,827	$250,028	$4,952,041

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$611,951	$404,556	$460,422
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	50,841	126,493	(104,727)
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	3,732	(4,344)	549
Net realized (gain) loss on investments	6,205	(37,402)	(7,785)
Net accretion of discount and amortization of premium	(52,865)	(47,429)	(62,799)
Payment-in-kind interest capitalized	(51,558)	(40,324)	(9,152)
Amortization of deferred financing costs	5,471	4,008	2,676
Amortization of original issue discount and debt issuance costs	9,336	10,405	7,102
Purchases of investments	(1,483,303)	(961,768)	(6,824,327)
Proceeds from sale of investments and principal repayments	1,305,234	1,174,176	2,734,419
Changes in operating assets and liabilities:
Interest receivable	4,298	(35,215)	(41,203)
Receivable for investments	47,974	93,609	(28,341)
Other assets	—	194	384
Payable for investments purchased	(11,707)	(15,944)	(12,365)
Due to affiliates	(1,884)	4,168	1,281
Management fee payable	4,439	783	7,535
Income based incentive fee payable	9,600	4,964	4,547
Capital gains incentive fee payable	(5,506)	(11,883)	16,312
Interest payable	(5,409)	6,145	24,429
Accrued expenses and other liabilities	11,966	(2,244)	2,529
Net cash provided by (used in) operating activities	458,815	672,948	(3,828,514)
Cash flows from financing activities:
Borrowings on debt	1,440,343	920,827	5,778,952
Repayments on debt	(2,091,209)	(877,152)	(2,780,121)
Deferred financing costs paid	(8,589)	(3,789)	(9,359)
Debt issuance costs paid	—	—	(3,398)
Deferred offering costs paid on issuance of common shares	—	(1,607)	—
Dividends paid in cash	(437,966)	(423,441)	(253,776)
Proceeds from issuance of common shares, net of offering and underwriting costs	665,260	—	981,102
Redemptions paid in cash	—	(263,017)	—
Net cash provided by (used in) financing activities	(432,161)	(648,179)	3,713,400
Net increase (decrease) in cash and cash equivalents	26,654	24,769	(115,114)
Effect of foreign exchange rate changes on cash and cash equivalents	(3,069)	3,624	—
Cash and cash equivalents, beginning of period	131,272	102,879	217,993
Cash and cash equivalents, end of period	$154,857	$131,272	$102,879

Blackstone Secured Lending Fund
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Supplemental information and non-cash activities:
Interest paid during the period	$256,478	$182,152	$94,552
Distribution payable	143,052	96,218	89,715
Reinvestment of distributions during the period	20,651	52,382	38,939
Non-cash deferred financing costs activity	—	—	(64)
Non-cash debt issuance costs activity	—	—	(92)
Accrued but unpaid debt issuing costs	—	—	1,573
Excise taxes paid	5,245	4,106	131
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt
First Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Corfin Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.46%	12/27/2027		$198,259	$196,240	$192,311	3.88%
Corfin Holdings, Inc.	(4)(11)	SOFR +	6.00%	11.46%	2/5/2026		68,557	67,944	66,500	1.34
Frontgrade Technologies Holdings, Inc.	(4)(5)(7)(10)	SOFR +	6.75%	12.10%	1/9/2030		2,370	2,300	2,370	0.05
Linquest Corp.	(4)(5)(10)	SOFR +	5.75%	11.23%	7/28/2028		9,738	9,611	9,592	0.19
MAG DS Corp.	(11)	SOFR +	5.50%	10.95%	4/1/2027		80,440	76,623	77,290	1.56
Magneto Components BuyCo, LLC	(4)(6)(7)(10)	SOFR +	6.00%	11.36%	12/5/2030		33,326	32,284	32,273	0.65
Maverick Acquisition, Inc.	(4)(11)	SOFR +	6.25%	11.60%	6/1/2027		18,599	18,383	13,763	0.28
TCFI AEVEX, LLC	(4)(11)	SOFR +	6.00%	11.46%	3/18/2026		110,230	109,390	110,230	2.23
								512,775	504,329	10.18
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.25%	6/11/2027		76,971	76,054	74,470	1.50
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.18%	6/11/2027		18,446	18,221	17,847	0.36
ENV Bidco AB	(4)(6)(10)	SOFR +	5.75%	11.10%	7/19/2029		1,006	986	1,001	0.02
ENV Bidco AB	(4)(5)(6)(7)(8)	E +	5.75%	9.68%	7/19/2029	EUR	1,122	948	1,079	0.02
Livingston International, Inc.	(4)(6)(10)	SOFR +	5.50%	10.95%	4/30/2027		127,544	125,771	120,848	2.44
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.77%	12/9/2026		143,110	141,909	143,110	2.89
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.77%	2/5/2029		4,085	4,026	4,085	0.08
Redwood Services Group, LLC	(4)(7)(10)	SOFR +	6.25%	11.70%	6/15/2029		4,492	4,395	4,430	0.09
RoadOne Inc	(4)(5)(7)(11)	SOFR +	6.25%	11.72%	12/30/2028		1,098	1,062	1,075	0.02
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	11.25%	12/31/2028		30,323	29,893	28,656	0.58
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	5.00%	10.72%	12/30/2026		5,475	5,431	5,365	0.11
SEKO Global Logistics Network, LLC	(4)(5)(7)(11)	P +	4.00%	12.50%	12/30/2026		180	175	167	0.00
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	5.00%	10.66%	12/30/2026		791	785	775	0.02
SEKO Global Logistics Network, LLC	(4)(5)(11)	E +	5.00%	8.89%	12/30/2026	EUR	1,835	2,107	1,985	0.04
								411,763	404,893	8.17
Building Products
Fencing Supply Group Acquisition, LLC	(4)(7)(11)	SOFR +	6.00%	11.64%	2/26/2027		53,563	53,115	52,735	1.06
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	11.35%	2/25/2025		11,318	11,272	10,215	0.21
Jacuzzi Brands, LLC	(4)(11)	SOFR +	6.00%	11.35%	2/25/2025		77,867	77,592	70,275	1.42
L&S Mechanical Acquisition, LLC	(4)(5)(10)	SOFR +	6.25%	11.70%	9/1/2027		12,571	12,419	12,006	0.24
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	11.69%	4/7/2025		121,136	120,647	119,016	2.40
Windows Acquisition Holdings, Inc.	(4)(5)(11)	SOFR +	6.50%	12.00%	12/29/2026		49,997	49,498	49,997	1.01
								324,543	314,244	6.34
Chemicals
Formulations Parent Corp.	(4)(6)(7)(10)	SOFR +	5.75%	11.13%	11/15/2030		8,571	8,375	8,386	0.17

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	5.75%	11.18%	5/7/2028	$226,169	$226,169	$226,169	4.57%
Bazaarvoice, Inc.	(4)(8)	SOFR +	5.75%	11.15%	5/7/2028	15,244	15,244	15,244	0.31
CFS Brands, LLC	(4)(6)(7)(11)	SOFR +	6.00%	11.34%	10/2/2030	118,756	115,999	115,897	2.34
FusionSite Midco, LLC	(4)(7)(11)	SOFR +	5.75%	11.36%	11/17/2029	25,981	25,347	25,334	0.51
FusionSite Midco, LLC	(4)(7)(11)	SOFR +	5.75%	11.39%	11/17/2024	2,357	2,224	2,231	0.05
Iris Buyer, LLC	(4)(7)(11)	SOFR +	6.25%	11.60%	10/2/2030	26,242	25,409	25,377	0.51
Java Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.23%	12/15/2027	5,936	5,852	5,919	0.12
Java Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.12%	11/9/2029	366	347	353	0.01
JSS Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.47%	12/18/2028	283,010	280,622	283,010	5.72
JSS Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.47%	12/17/2028	4,888	4,835	4,888	0.10
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.21%	12/10/2027	6,111	5,998	6,078	0.12
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.35%	10.73%	10/19/2028	20,216	19,938	20,014	0.40
KPSKY Acquisition, Inc.	(4)(10)	SOFR +	5.25%	10.76%	10/19/2028	2,328	2,297	2,305	0.05
Onex Baltimore Buyer, Inc.	(4)(10)(18)	SOFR +	6.00%	10.96%	12/1/2027	10,804	10,661	10,804	0.22
Onex Baltimore Buyer, Inc.	(4)(7)(10)	SOFR +	5.50%	10.96%	12/1/2027	9,173	8,986	9,091	0.18
Veregy Consolidated, Inc.	(11)	SOFR +	6.00%	11.64%	11/2/2027	20,641	20,327	18,680	0.38
							770,255	771,394	15.59
Construction & Engineering
ASP Endeavor Acquisition, LLC	(4)(5)(9)	SOFR +	6.50%	12.13%	5/3/2027	13,626	13,474	12,467	0.25
COP Home Services TopCo IV, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	11.48%	12/31/2027	37,710	36,552	37,541	0.76
							50,026	50,008	1.01
Containers & Packaging
Ascend Buyer, LLC	(4)(10)	SOFR +	6.25%	11.90%	10/2/2028	18,695	18,442	18,415	0.37
Ascend Buyer, LLC	(4)(10)	SOFR +	6.25%	11.90%	9/30/2028	1,975	1,928	1,945	0.04
Ascend Buyer, LLC	(4)(7)(10)	SOFR +	6.25%	11.71%	10/2/2028	647	622	624	0.01
							20,992	20,984	0.42
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	5.50%	11.14%	12/10/2028	7,258	7,156	6,968	0.14
BradyIFS Holdings, LLC	(4)(7)(11)	SOFR +	6.00%	11.38%	10/31/2029	91,586	89,656	89,599	1.81
BradyIFS Holdings, LLC	(4)(7)(11)	SOFR +	6.00%	11.37%	10/31/2025	2,473	2,351	2,372	0.05
Bution Holdco 2, Inc.	(4)(11)	SOFR +	6.25%	11.73%	10/17/2025	70,143	69,723	70,143	1.42
Dana Kepner Company, LLC	(4)(11)	SOFR +	6.00%	11.52%	12/29/2026	49,700	49,204	49,700	1.00
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.50%	10.96%	11/2/2026	168,219	166,461	164,014	3.31
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	6.25%	11.75%	6/23/2028	4,900	4,832	4,606	0.09
Marcone Yellowstone Buyer, Inc.	(4)(5)(7)(10)	SOFR +	6.50%	12.00%	6/23/2028	1,566	1,521	1,471	0.03
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	6.25%	11.77%	6/23/2028	1,578	1,564	1,483	0.03
NDC Acquisition Corp.	(4)(11)	SOFR +	5.50%	10.95%	3/9/2027	13,423	13,227	13,288	0.27
NDC Acquisition Corp.	(4)(7)(11)	SOFR +	5.50%	10.98%	3/9/2027	514	464	480	0.01
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.98%	5/13/2026	5,695	5,554	5,581	0.11
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.98%	11/13/2024	42,312	42,179	41,465	0.84
Unified Door & Hardware Group, LLC	(4)(11)	SOFR +	5.75%	11.20%	6/30/2025	94,373	93,742	92,486	1.87
							547,634	543,656	10.98

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services
BPPH2 Limited	(4)(5)(6)(8)	S +	6.75%	11.56%	3/2/2028	GBP	26,300	$35,785	$33,272	0.67%
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	11.02%	7/20/2028		$289,143	287,264	289,143	5.84
Endeavor Schools Holdings LLC	(4)(11)	SOFR +	6.25%	11.65%	7/18/2029		22,128	21,617	21,796	0.44
Endeavor Schools Holdings LLC	(4)(7)(11)	SOFR +	6.25%	11.64%	7/18/2029		4,073	3,912	3,944	0.08
Go Car Wash Management Corp.	(4)(11)	SOFR +	6.25%	11.71%	12/31/2026		22,503	22,215	21,941	0.44
Groundworks, LLC	(4)(5)(7)(11)	SOFR +	6.50%	11.90%	3/14/2030		804	784	802	0.02
								371,577	370,898	7.49
Diversified Financial Services
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.21%	4/28/2028		58,939	58,189	58,055	1.17
More Cowbell II, LLC	(4)(7)(10)	SOFR +	6.00%	11.73%	9/1/2030		7,997	7,796	7,866	0.16
More Cowbell II, LLC	(4)(7)(10)	SOFR +	6.00%	11.73%	9/1/2029		209	182	192	0.00
SelectQuote, Inc.	(4)(5)(10)	SOFR +	9.50%	14.96% (incl. 3.00% PIK)	11/5/2024		73,931	73,610	66,538	1.34
								139,777	132,651	2.67
Diversified Telecommunication Services
Point Broadband Acquisition, LLC	(4)(11)	SOFR +	6.00%	11.51%	10/1/2028		85,486	84,036	85,486	1.73
Point Broadband Acquisition, LLC	(4)(11)	SOFR +	6.00%	11.46%	10/1/2028		38,969	38,308	38,969	0.79
								122,344	124,455	2.52
Electric Utilities
Qualus Power Services Corp.	(4)(11)	SOFR +	4.75%	10.24%	3/26/2027		33,122	32,692	31,962	0.65
Qualus Power Services Corp.	(4)(7)(11)	SOFR +	5.75%	11.14%	3/26/2027		32,042	31,372	31,515	0.64
								64,064	63,477	1.29
Electrical Equipment
Emergency Power Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.50%	10.95%	8/17/2028		46,229	45,525	46,064	0.93
Shoals Holdings, LLC	(4)(11)	SOFR +	5.75%	11.28%	11/25/2026		61,350	60,596	61,350	1.24
								106,121	107,414	2.17
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	11.46%	12/23/2026		78,146	77,371	70,722	1.43
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	11.49%	12/23/2026		6,327	6,290	5,726	0.12
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	11.52%	12/23/2026		23,455	23,272	21,227	0.43
CPI Intermediate Holdings Inc	(4)(5)(7)(10)	SOFR +	5.50%	10.87%	10/8/2029		4,004	3,926	3,924	0.08
Phoenix 1 Buyer Corp.	(4)(7)(8)	SOFR +	5.50%	10.87%	11/20/2030		25,882	25,577	25,573	0.52
								136,436	127,172	2.58
Energy Equipment & Services
Abaco Energy Technologies, LLC	(4)(13)	SOFR +	7.00%	12.46%	10/4/2024		17,563	17,485	17,563	0.35
ISQ Hawkeye Holdco, Inc.	(4)(7)(10)	SOFR +	6.00%	11.38%	8/17/2029		938	917	934	0.02
Tetra Technologies, Inc.	(4)(6)(11)	SOFR +	6.25%	11.71%	9/10/2025		17,790	17,756	17,790	0.36
								36,158	36,287	0.73
Ground Transportation
Quality Distribution LLC	(4)(7)(11)	SOFR +	6.75%	12.11%	6/30/2028		680	653	681	0.01
Quality Distribution LLC	(4)(5)(7)(11)	SOFR +	6.38%	11.83%	7/1/2028		18,355	18,083	18,220	0.37
								18,736	18,901	0.38

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Equipment & Supplies
Bamboo US BidCo LLC	(4)(5)(6)(7)(11)	SOFR +	6.00%	11.38%	9/30/2030		$687	$662	$667	0.01%
Bamboo US BidCo LLC	(4)(5)(6)(11)	E +	6.00%	9.95%	9/30/2030	EUR	346	355	373	0.01
CPI Buyer, LLC	(4)(7)(10)	SOFR +	5.50%	11.15%	11/1/2028	31,059		30,607	30,063	0.61
GCX Corporation Buyer, LLC	(4)(5)(10)	SOFR +	5.50%	11.00%	9/13/2028	21,505		21,240	21,182	0.43
GCX Corporation Buyer, LLC	(4)(5)(10)	SOFR +	5.50%	11.02%	9/13/2028	5,445		5,387	5,363	0.11
								58,251	57,648	1.17
Health Care Providers & Services
123Dentist, Inc.	(4)(5)(6)(7)(10)	C +	5.50%	10.94%	8/10/2029	CAD	1,935	1,423	1,389	0.03
ACI Group Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.96%	8/2/2028	115,646		113,844	114,347	2.31
ACI Group Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.96%	8/2/2027	1,735		1,597	1,619	0.03
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	11.79%	5/7/2027	6,849		6,772	6,849	0.14
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.25%	11.53%	5/7/2027	1,641		1,614	1,615	0.03
Amerivet Partners Management, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	11.00%	2/25/2028	1,341		1,307	1,341	0.03
Amerivet Partners Management, Inc.	(4)(5)(10)	SOFR +	5.35%	11.00%	2/25/2028	4,259		4,201	4,259	0.09
Canadian Hospital Specialties Ltd.	(4)(5)(6)(11)	C +	4.50%	9.93%	4/14/2028	CAD	29,628	23,468	25,356	0.51
Canadian Hospital Specialties Ltd.	(4)(5)(6)(10)	C +	4.50%	9.93%	4/15/2027	CAD	3,600	2,851	2,683	0.05
CCBlue Bidco, Inc.	(4)(10)	SOFR +	6.25%	11.70% (incl. 2.75% PIK)	12/21/2028	10,643		10,492	9,046	0.18
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	11.75%	4/3/2028	32,866		32,623	32,620	0.66
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.50%	11.85%	4/3/2028	995		983	990	0.02
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	11.55%	10/4/2026	24,054		23,952	23,934	0.48
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	10.45%	10/15/2026	153,682		151,942	146,766	2.96
Kwol Acquisition, Inc.	(4)(6)(7)(10)	SOFR +	6.25%	11.43%	12/6/2029	6,872		6,687	6,685	0.13
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	10.96%	7/16/2027	235,327		234,002	218,854	4.42
Odyssey Holding Company, LLC	(4)(11)	SOFR +	5.75%	11.13%	11/16/2025	17,037		16,951	17,037	0.34
Odyssey Holding Company, LLC	(4)(11)	SOFR +	5.75%	11.14%	11/16/2025	1,635		1,623	1,635	0.03
PPV Intermediate Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.14%	8/31/2029	1,987		1,960	1,971	0.04
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.90%	11.30%	12/23/2028	10,858		10,630	10,571	0.21
Snoopy Bidco, Inc.	(4)(7)(10)	SOFR +	6.75%	12.65% PIK	6/1/2028	313,944		309,682	302,719	6.11
SpecialtyCare, Inc.	(4)(5)(7)(11)	SOFR +	5.75%	11.41%	6/18/2028	12,054		11,813	11,592	0.23
SpecialtyCare, Inc.	(4)(5)(7)(8)	SOFR +	4.00%	9.46%	6/18/2028	182		167	146	0.00
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	5.75%	11.20%	1/2/2029	2,721		2,678	2,626	0.05
The Fertility Partners, Inc.	(4)(5)(6)(10)	SOFR +	5.75%	11.36%	3/16/2028	5,199		5,130	4,913	0.10
The Fertility Partners, Inc.	(4)(5)(6)(10)	C +	5.75%	11.24%	3/16/2028	CAD	4,925	3,810	3,512	0.07
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	C +	5.75%	11.25%	9/16/2027	CAD	313	142	121	0.00
The GI Alliance Management, LLC	(4)(5)(11)	SOFR +	6.25%	11.78%	9/15/2028	4,942		4,826	4,942	0.10
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	11.15%	7/15/2028	1,095		1,079	1,068	0.02
UMP Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.13%	7/15/2028	1,505		1,479	1,463	0.03
Unified Physician Management, LLC	(4)(5)(7)(9)	SOFR +	5.25%	10.61%	6/18/2029	2,102		2,102	2,102	0.04

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	6.00%	11.47%	11/18/2027	$31,780	$31,369	$31,065	0.63%
US Oral Surgery Management Holdco, LLC	(4)(7)(11)	SOFR +	6.00%	11.45%	11/18/2027	16,674	15,958	15,734	0.32
WHCG Purchaser III, Inc.	(4)(5)(10)	SOFR +	5.75%	11.36%	6/22/2028	43,309	42,785	26,419	0.53
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.36%	6/22/2026	6,706	6,640	4,084	0.08
							1,088,582	1,042,073	21.00
Health Care Technology
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.50%	10.85%	5/25/2029	9,887	9,735	9,788	0.20
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.75%	11.10%	5/25/2029	3,163	3,106	3,163	0.06
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.75%	11.21%	5/25/2029	809	789	791	0.02
Color Intermediate LLC	(4)(5)(10)	SOFR +	5.50%	10.95%	10/4/2029	20,160	19,742	20,160	0.41
Edifecs, Inc.	(4)(10)	SOFR +	5.75%	11.10%	9/21/2026	13,447	13,296	13,447	0.27
Edifecs, Inc.	(4)(11)	SOFR +	5.75%	11.10%	9/21/2026	216,910	214,450	216,910	4.38
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	5.75%	11.25%	10/29/2028	15,726	15,515	15,726	0.32
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	5.75%	11.25%	10/29/2027	720	705	720	0.01
Healthcomp Holding Company, LLC	(4)(10)	SOFR +	5.75%	11.12%	11/8/2029	98,500	97,540	97,515	1.97
Neptune Holdings, Inc.	(4)(7)(11)	SOFR +	6.00%	11.50%	8/31/2030	7,000	6,811	6,841	0.14
NMC Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	11.64%	3/1/2028	71,173	69,903	71,173	1.44
NMC Crimson Holdings, Inc.	(4)(7)(10)	SOFR +	6.09%	11.63%	3/1/2028	14,758	14,579	14,719	0.30
Project Ruby Ultimate Parent Corp.	(10)	SOFR +	3.25%	8.72%	3/10/2028	8,375	8,178	8,201	0.17
RPBLS Midco, LLC	(4)(5)(10)	SOFR +	5.75%	11.25%	4/1/2028	7,388	7,283	7,388	0.15
RPBLS Midco, LLC	(4)(5)(9)	SOFR +	5.75%	11.25%	4/1/2028	1,961	1,947	1,961	0.04
							483,579	488,503	9.88
Insurance
Alera Group, Inc.	(4)(7)(10)	SOFR +	6.00%	11.46%	10/2/2028	3,666	3,635	3,659	0.07
Amerilife Holdings LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.14%	8/31/2029	2,154	2,110	2,145	0.04
CFCo LLC (Benefytt Technologies, Inc.)	(4)(8)(17)(18)		0.00%	0.00%	9/13/2038	9,566	1,397	68	0.00
Daylight Beta Parent LLC (Benefytt Technologies, Inc.)	(4)(8)		10.00%	10.00% PIK	9/12/2033	5,419	5,475	5,419	0.11
Foundation Risk Partners Corp.	(4)(7)(10)	SOFR +	6.00%	11.45%	10/29/2028	15,985	15,729	15,880	0.32
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	5.25%	10.70%	9/29/2028	12,247	12,131	12,032	0.24
High Street Buyer, Inc.	(4)(5)(10)	SOFR +	5.75%	11.25%	4/14/2028	52,366	51,711	52,366	1.06
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.25%	4/16/2028	11,285	11,028	11,146	0.23
Integrity Marketing Acquisition, LLC	(4)(5)(7)(10)	SOFR +	6.05%	11.54%	8/27/2025	139,430	138,357	138,022	2.79
Integrity Marketing Acquisition, LLC	(4)(5)(10)	SOFR +	6.02%	11.41%	8/27/2025	1,880	1,856	1,862	0.04

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Integrity Marketing Acquisition, LLC	(4)(5)(7)(10)	SOFR +	6.00%	11.39%	8/27/2025		$1,281	$1,194	$1,098	0.02%
Integrity Marketing Acquisition, LLC	(4)(5)(10)	SOFR +	6.03%	11.52%	8/27/2025	4,039		4,006	3,998	0.08
PGIS Intermediate Holdings, LLC	(4)(5)(10)	SOFR +	5.50%	10.93%	10/16/2028	4,591		4,546	4,522	0.09
PGIS Intermediate Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.10%	10/16/2028	302		252	249	0.01
SG Acquisition, Inc.	(4)(9)	SOFR +	5.50%	10.98%	1/27/2027	104,974		104,154	103,662	2.09
Shelf Bidco Ltd	(4)(5)(6)(10)(18)	SOFR +	6.34%	11.72%	1/3/2030	5,079		4,947	5,053	0.10
Tennessee Bidco Limited	(4)(5)(6)(8)	E +	7.00%	10.97% (incl. 2.50% PIK)	8/3/2028	EUR	1,835	1,912	2,010	0.04
Tennessee Bidco Limited	(4)(5)(6)(8)	SOFR +	7.10%	12.53% (incl. 2.50% PIK)	7/9/2028	54,713		53,656	54,303	1.10
Tennessee Bidco Limited	(4)(5)(6)(8)	SOFR +	7.10%	12.43% (incl. 2.50% PIK)	8/3/2028	16,298		16,122	16,176	0.33
Tennessee Bidco Limited	(4)(5)(6)(8)	S +	7.28%	12.21% (incl. 2.50% PIK)	7/9/2028	GBP	43,764	59,538	55,366	1.12
World Insurance Associates, LLC	(4)(7)(11)	SOFR +	6.00%	11.42%	4/3/2028	38,208		36,970	36,914	0.75
								530,726	525,950	10.63
Internet & Direct Marketing Retail
Donuts, Inc.	(4)(11)	SOFR +	6.00%	11.59%	12/29/2026	319,179		315,538	319,179	6.45
IT Services
AI Altius Bidco, Inc.	(4)(5)(8)		9.75%	9.75% PIK	12/21/2029	965		948	960	0.02
AI Altius Bidco, Inc.	(4)(7)(10)	SOFR +	5.18%	10.43%	12/21/2028	6,612		6,522	6,612	0.13
Infostretch Corporation	(4)(5)(10)	SOFR +	5.75%	11.25%	4/1/2028	4,925		4,855	4,408	0.09
Inovalon Holdings, Inc.	(4)(7)(10)	SOFR +	6.25%	11.72% (incl. 2.75% PIK)	11/24/2028	109,741		107,835	109,329	2.21
Monterey Financing, S.A.R.L	(4)(5)(6)(8)	ST +	6.00%	10.04%	9/28/2029	SEK	2,090	184	206	0.00
Monterey Financing, S.A.R.L	(4)(5)(6)(8)	E +	6.00%	9.93%	9/28/2029	EUR	658	625	721	0.01
Monterey Financing, S.A.R.L	(4)(5)(6)(7)(8)	E +	6.00%	9.97%	9/28/2029	EUR	295	161	220	0.00
Monterey Financing, S.A.R.L	(4)(5)(6)(8)	CI +	6.00%	9.89%	9/28/2029	DKK	4,819	620	708	0.01
Monterey Financing, S.A.R.L	(4)(5)(6)(9)	N +	6.00%	10.71%	9/28/2029	NOK	5,149	463	503	0.01
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	11.23%	10/25/2027	36,970		36,500	36,693	0.74

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
IT Services (continued)
Red River Technology, LLC	(4)(11)	SOFR +	6.00%	11.54%	5/26/2027		$79,967	$79,175	$79,967	1.61%
S&P Global Engineering Solutions	(4)(5)(7)(11)	SOFR +	7.00%	12.38%	5/2/2030	1,596		1,546	1,596	0.03
Turing Holdco, Inc.	(4)(5)(6)(8)	SOFR +	6.00%	11.40% (incl. 2.50% PIK)	9/28/2028	8,655		8,388	8,546	0.17
Turing Holdco, Inc.	(4)(5)(6)(7)(8)	SOFR +	6.00%	11.40% (incl. 2.50% PIK)	10/16/2028	4,307		4,222	3,992	0.08
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	10.12% (incl. 2.50% PIK)	9/28/2028	EUR	11,159	12,643	12,165	0.25
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	9.97% (incl. 2.50% PIK)	8/3/2028	EUR	4,271	4,796	4,509	0.09
								269,483	271,135	5.45
Machinery
MHE Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.00%	11.53%	7/21/2027	2,559		2,525	2,559	0.05
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	11.78%	7/21/2027	249		244	249	0.01
								2,769	2,808	0.06
Marine
Armada Parent, Inc.	(4)(7)(10)	SOFR +	5.75%	11.24%	10/29/2027	25,734		25,360	25,435	0.51
Media
Trader Corp.	(4)(5)(6)(7)(10)	C +	6.75%	12.19%	12/22/2029	CAD	9,925	6,915	7,300	0.15
snip

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc.	(4)(6)(10)	SOFR +	6.25%	11.63%	8/15/2028		$65,109	$64,357	$65,109	1.31%
KKR Alberta Midsteam Finance Inc	(4)(6)(10)	SOFR +	6.25%	11.63%	8/15/2028		35,421	35,012	35,421	0.72
								99,369	100,530	2.03
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.50%	10.99%	11/12/2027		1,229	1,213	1,189	0.02
Profile Products, LLC	(4)(7)(10)	SOFR +	5.50%	10.95%	11/12/2027		6,083	6,002	5,857	0.12
								7,215	7,046	0.14
Pharmaceuticals
Doc Generici (Diocle S.p.A.)	(4)(5)(6)(7)(8)	E +	6.50%	10.42%	10/27/2028	EUR	1,758	1,006	1,349	0.03
Ergomed Plc	(4)(6)(7)(10)	SOFR +	6.25%	11.60%	11/18/2030		20,388	20,000	21,260	0.43
								21,006	22,609	0.46
Professional Services
ALKU, LLC	(4)(5)(10)	SOFR +	6.25%	11.61%	5/23/2029		798	780	796	0.02
Apex Companies, LLC	(4)(5)(7)(11)	SOFR +	6.25%	11.63%	1/31/2028		1,605	1,565	1,600	0.03
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	10.46%	11/2/2027		6,963	6,861	6,942	0.14
Clearview Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.35%	10.70%	8/26/2027		9,147	9,002	8,909	0.18
Cumming Group, Inc.	(4)(7)(11)	SOFR +	5.75%	11.11%	5/26/2027		80,061	79,273	78,670	1.59
Cumming Group, Inc.	(4)(7)(11)	SOFR +	5.75%	11.11%	11/16/2027		9,653	9,443	9,448	0.19
Guidehouse, Inc.	(4)(10)	SOFR +	5.75%	11.11% (incl. 2.00% PIK)	10/16/2028		307,012	304,883	303,558	6.13
HIG Orca Acquisition Holdings, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	11.54%	8/17/2027		19,091	18,825	19,091	0.39
HIG Orca Acquisition Holdings, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	11.50%	8/17/2027		2,939	2,884	2,877	0.06
IG Investments Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	11.48%	9/22/2028		46,261	45,600	46,011	0.93
Kaufman Hall & Associates, LLC	(4)(10)	SOFR +	5.25%	10.71%	12/14/2028		24,082	23,741	24,082	0.49
Legacy Intermediate, LLC	(4)(10)	SOFR +	5.75%	11.29%	2/25/2028		6,766	6,674	6,766	0.14
Material Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	11.45%	8/19/2027		24,456	24,161	22,431	0.45
Minotaur Acquisition, Inc.	(5)(8)	SOFR +	4.75%	10.21%	3/27/2026		1,964	1,928	1,967	0.04
Pavion Corp.	(4)(6)(7)(10)	SOFR +	5.75%	11.14%	10/30/2030		82,156	80,193	80,138	1.62
Petrus Buyer Inc	(4)(5)(7)(10)	SOFR +	6.50%	11.99%	10/17/2029		1,890	1,829	1,882	0.04
Sherlock Buyer Corp.	(4)(7)(10)	SOFR +	5.75%	11.20%	12/8/2028		8,487	8,333	8,267	0.17
Thevelia US, LLC	(5)(6)(9)	SOFR +	4.00%	9.50%	6/18/2029		1,296	1,285	1,299	0.03
Titan Investment Company, Inc.	(4)(5)(8)	SOFR +	5.75%	11.28%	3/20/2027		41,488	40,447	39,206	0.79
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	5.75%	11.29%	6/29/2027		55,925	55,007	55,812	1.13
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	5.75%	11.03%	6/29/2027		22,620	22,394	22,390	0.45
Trinity Partners Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	11.03%	12/21/2028		4,756	4,678	4,742	0.10
West Monroe Partners, LLC	(4)(10)	SOFR +	5.25%	10.72%	11/8/2028		14,746	14,550	14,377	0.29
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	5.25%	10.72%	11/8/2027		289	289	281	0.01
								764,625	761,542	15.41

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Real Estate Management & Development
Castle Management Borrower, LLC	(4)(7)(11)	SOFR +	5.50%	10.84%	11/3/2029		$23,333	$22,935	$22,940	0.46%
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.96%	2/16/2028		67,900	67,076	67,900	1.37
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.96%	7/25/2029		833	818	833	0.02
								90,829	91,673	1.85
Software
Anaplan, Inc.	(4)(5)(7)(10)	SOFR +	6.50%	11.85%	6/21/2029		1,804	1,773	1,794	0.04
Beeline, LLC	(4)(5)(7)(10)	SOFR +	5.25%	10.64%	5/2/2029		4,942	4,900	4,939	0.10
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	6.00%	11.38% (incl. 2.00% PIK)	8/8/2028		1,952	1,921	1,913	0.04
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	6.00%	11.42% (incl. 2.00% PIK)	8/8/2028		343	338	336	0.01
BlueCat Networks USA, Inc.	(4)(5)(7)(10)	SOFR +	6.00%	11.35% (incl. 2.00% PIK)	8/8/2028		65	61	61	0.00
Bluefin Holding, LLC	(4)(5)(6)(7)(11)	SOFR +	7.25%	12.72%	9/12/2029		22,756	22,163	22,381	0.45
Brave Parent Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	10.36%	11/28/2030		64,078	63,356	63,346	1.28
Circana Group, L.P.	(4)(10)	SOFR +	5.75%	11.21%	12/1/2028		120,332	118,430	120,332	2.43
Circana Group, L.P.	(4)(10)	SOFR +	6.25%	11.61% (incl. 2.75% PIK)	12/1/2028		77,153	76,001	77,153	1.56
Circana Group, L.P.	(4)(7)(10)	SOFR +	5.75%	11.11%	12/1/2027		2,484	2,264	2,484	0.05
Community Brands ParentCo, LLC	(4)(5)(7)(10)	SOFR +	5.50%	10.96%	2/24/2028		4,913	4,835	4,893	0.10
Confine Visual Bidco	(4)(6)(7)(10)	SOFR +	6.50%	11.81% (incl. 3.00% PIK)	2/23/2029		16,163	15,813	13,936	0.28
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	11.14%	7/14/2027		21,591	21,273	19,362	0.39
Coupa Software Inc.	(4)(5)(6)(7)(10)	SOFR +	7.50%	12.86%	2/27/2030		1,836	1,791	1,819	0.04
Crewline Buyer, Inc.	(4)(6)(7)(11)	SOFR +	6.75%	12.10%	11/8/2030		59,936	58,317	58,282	1.18
Denali Bidco Ltd	(4)(5)(6)(7)(10)	S +	6.00%	11.19%	8/29/2030	GBP	4,022	4,900	2,783	0.06
Denali Bidco Ltd	(4)(5)(6)(8)	E +	6.00%	9.84%	8/29/2030	EUR	1,166	1,226	1,268	0.03
Diligent Corporation	(4)(11)	SOFR +	5.75%	11.28%	8/4/2025		58,350	58,051	58,350	1.18
Discovery Education, Inc.	(4)(11)	SOFR +	5.75%	11.14%	10/3/2030		3,724	3,683	3,575	0.07
Discovery Education, Inc.	(4)(7)(10)	SOFR +	5.75%	11.23%	4/9/2029		33,090	32,649	31,648	0.64
Episerver, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	10.75%	4/9/2026		9,545	9,464	9,081	0.18
Experity, Inc.	(4)(7)(10)	SOFR +	5.75%	11.20%	2/24/2028		14,828	14,618	14,664	0.30
GI Consilio Parent, LLC	(4)(5)(7)(8)	S +	3.75%	8.94%	5/14/2026	GBP	442	564	554	0.01

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Gigamon Inc.	(4)(7)(10)	SOFR +	5.75%	11.30%	3/9/2029		$7,327	$7,215	$7,308	0.15%
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.50%	10.96%	12/1/2028		5,169	5,160	5,156	0.10
GraphPAD Software, LLC	(4)(11)	SOFR +	5.50%	11.22%	4/27/2027		13,518	13,435	13,518	0.27
GraphPAD Software, LLC	(4)(11)	SOFR +	5.50%	11.19%	4/27/2027		12,797	12,691	12,797	0.26
GraphPAD Software, LLC	(4)(11)	SOFR +	5.50%	11.13%	4/27/2027		6,429	6,389	6,429	0.13
GraphPAD Software, LLC	(4)(7)(11)	P +	5.00%	13.50%	4/27/2027		1,062	1,044	1,030	0.02
LD Lower Holdings, Inc.	(4)(11)	SOFR +	6.50%	11.95%	2/8/2026		91,518	90,747	90,602	1.83
Lightbox Intermediate, LP	(4)(5)(8)	SOFR +	5.00%	10.61%	5/9/2026		1,970	1,941	1,886	0.04
Magnesium BorrowerCo, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.21%	5/18/2029		5,215	5,117	5,203	0.11
Magnesium BorrowerCo, Inc.	(4)(10)	S +	5.75%	10.94%	5/18/2029	GBP	3,408	4,174	4,345	0.09
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	3.75%	9.25%	7/31/2028		8,526	8,442	7,887	0.16
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.25%	11.75%	6/9/2030		6,965	6,773	6,965	0.14
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(7)(8)	SOFR +	3.75%	9.25%	7/31/2026		284	277	194	0.00
Medallia, Inc.	(4)(10)	SOFR +	6.00%	11.45% (incl. 4.00% PIK)	10/29/2028		364,077	359,655	356,796	7.21
Medallia, Inc.	(4)(10)	SOFR +	6.50%	11.95% (incl. 4.00% PIK)	10/29/2028		2,136	2,105	2,094	0.04
Monk Holding Co.	(4)(10)(18)	SOFR +	5.70%	10.96%	12/1/2027		4,804	4,728	4,804	0.10
Monk Holding Co.	(4)(7)(10)	SOFR +	5.50%	10.96%	12/1/2027		189	179	175	0.00
MRI Software, LLC	(5)(7)(11)	SOFR +	5.50%	10.95%	2/10/2027		51,697	51,310	50,422	1.02
NAVEX TopCo, Inc.	(4)(7)(10)	SOFR +	5.75%	11.11%	11/9/2030		61,303	59,997	59,969	1.21
Nintex Topco Limited	(4)(6)(10)	SOFR +	6.00%	11.50%	11/13/2028		33,866	33,395	32,511	0.66
Oranje Holdco Inc	(4)(5)(7)(11)	SOFR +	7.75%	13.13%	2/1/2029		2,000	1,952	2,000	0.04
Rally Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.12%	7/19/2028		840	827	824	0.02
Rally Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.11%	7/19/2028		44	42	42	0.00
Relativity ODA, LLC	(4)(7)(11)	SOFR +	6.50%	11.96%	5/12/2027		21,458	21,159	21,087	0.43
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	10.96%	3/11/2027		78,620	77,907	78,620	1.59
Spitfire Parent, Inc.	(4)(11)	E +	5.50%	9.34%	3/11/2027	EUR	10,238	12,231	12,128	0.24
Stamps.com, Inc.	(4)(10)	SOFR +	5.75%	11.23%	10/5/2028		285,199	281,318	278,069	5.62
Triple Lift, Inc.	(4)(10)	SOFR +	5.75%	11.27%	5/5/2028		61,658	60,869	59,500	1.20
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	11.31%	5/5/2028		2,951	2,855	2,681	0.05
WPEngine, Inc.	(4)(7)(10)	SOFR +	6.50%	11.87%	8/14/2029		66,667	64,607	65,133	1.32
Zendesk Inc	(4)(5)(7)(10)	SOFR +	6.25%	11.61% (incl. 3.25% PIK)	11/30/2028		1,623	1,592	1,614	0.03
								1,718,524	1,706,743	34.50
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	6.18%	11.49%	5/3/2026		163,594	162,568	163,594	3.30
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	6.75%	12.21%	2/28/2028		84,454	83,740	84,454	1.71

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Trading Companies & Distributors
Porcelain Acquisition Corp.	(4)(11)	SOFR +	6.00%	11.49%	4/1/2027		$54,603	$53,487	$52,267	1.06%
Transportation Infrastructure
Capstone Logistics, LLC	(4)(11)	SOFR +	4.75%	10.21%	11/12/2027		5,501	5,477	5,501	0.11
Frontline Road Safety, LLC	(4)(7)(10)	SOFR +	5.75%	11.55%	5/3/2027		89,111	88,010	87,637	1.77
Frontline Road Safety, LLC	(4)(10)	SOFR +	5.75%	11.39%	5/3/2027		10,996	10,780	10,831	0.22
Helix TS, LLC	(4)(10)	SOFR +	6.25%	11.78%	8/4/2027		45,584	44,987	44,672	0.90
Helix TS, LLC	(4)(7)(10)	SOFR +	6.25%	11.75%	8/4/2027		993	979	973	0.02
Italian Motorway Holdings S.à.r.l	(4)(5)(6)(8)	E +	5.25%	9.35%	4/28/2029	EUR	78,810	81,314	86,349	1.74
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.22%	10/19/2027		29,443	29,099	28,339	0.57
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.26%	10/19/2027		20,592	20,360	19,820	0.40
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.29%	1/31/2029		4,198	4,136	4,040	0.08
Safety Borrower Holdings LP	(4)(5)(11)	SOFR +	5.25%	10.90%	9/1/2027		5,032	5,007	5,032	0.10
Safety Borrower Holdings LP	(4)(5)(7)(11)	P +	4.25%	12.75%	9/1/2027		280	277	276	0.01
Sam Holding Co, Inc.	(4)(7)(11)	SOFR +	6.00%	11.49%	9/24/2027		37,845	37,218	37,206	0.75
Sam Holding Co, Inc.	(4)(11)	SOFR +	6.00%	11.50%	9/24/2027		11,522	11,522	11,378	0.23
Sam Holding Co, Inc.	(4)(11)	SOFR +	6.00%	11.57%	9/24/2027		15,960	15,663	15,761	0.32
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	11.03%	7/9/2027		38,887	38,431	34,608	0.70
								393,260	392,423	7.92
Total First Lien Debt - non-controlled/non-affiliated								9,817,402	9,722,061	196.37
Total First Lien Debt								9,817,402	9,722,061	196.37

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Second Lien Debt - non-controlled/non-affiliated
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(5)(6)(8)		8.75%	8.75%	4/15/2029	CAD	10,533	$8,296	$7,075	0.14%
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	14.23%	10/15/2027		$5,183	5,122	4,950	0.10
								13,418	12,025	0.24
Industrial Conglomerates
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	12.64%	11/1/2029	9,619		9,547	8,970	0.18
IT Services
Inovalon Holdings, Inc.	(4)(10)	SOFR +	10.50%	15.97% (incl. 15.97% PIK)	11/24/2033	12,294		12,065	12,293	0.25
Professional Services
Thevelia US, LLC	(4)(5)(6)(9)	SOFR +	6.75%	12.25%	6/17/2030	4,920		4,801	4,908	0.10
Software
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.50%	12.00%	7/30/2029	3,550		3,516	3,319	0.07
Total Second Lien Debt - non-controlled/non-affiliated								43,347	41,515	0.84
Total Second Lien Debt								43,347	41,515	0.84

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Unsecured Debt- non-controlled/non-affiliated
Health Care Technology
Healthcomp Holding Company, LLC	(4)(8)	13.75%	13.75% PIK	11/8/2031	$10,231	$9,930	$9,924	0.20%
Total Unsecured Debt - non-controlled/non-affiliated						9,930	9,924	0.20
Equity
Equity - non-controlled/non-affiliated
Aerospace & Defense
Micross Topco, Inc.	(4)				4,767	4,767	4,699	0.09
Air Freight & Logistics
AGI Group Holdings LP - A2 Units	(4)				902	902	507	0.01
Mode Holdings, L.P. - Class A-2 Common Units	(4)				5,486,923	5,487	9,822	0.20
						6,389	10,329	0.21
Commercial Services & Supplies
GTCR Investors LP - A-1 Units	(4)				417,006	417	417	0.01
Distributors
Box Co-Invest Blocker, LLC - Class A Units	(4)				702,305	702	358	0.01
Box Co-Invest Blocker, LLC - Class C Units	(4)				85,315	83	92	0.00
EIS Acquisition Holdings, LP - Class A Common Units	(4)				6,292	3,350	13,455	0.27
						4,135	13,905	0.28
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests	(4)		11.50%		12,511,857	12,315	15,955	0.32
Diversified Financial Services
THL Fund IX Investors (Plymouth II), LP	(4)				248,786	249	249	0.01
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units	(4)				6,930	5,877	7,049	0.14
Point Broadband Holdings, LLC - Class B Units	(4)				369,255	1,053	2,492	0.05
Point Broadband Holdings, LLC - Class Additional A Units	(4)				1,489	1,263	1,515	0.03
Point Broadband Holdings, LLC - Class Additional B Units	(4)				79,358	226	536	0.01
						8,419	11,592	0.23
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)				539	539	302	0.01
Health Care Providers & Services
AVE Holdings I Corp.	(4)				625,944	607	596	0.01
Jayhawk Holdings, LP - A-1 Common Units	(4)				2,201	392	172	0.00
Jayhawk Holdings, LP - A-2 Common Units	(4)				1,185	211	93	0.00
						1,210	861	0.01

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity - non-controlled/non-affiliated (continued)
Health Care Technology
Caerus Midco 2 S.À. R.L - Additional Vehicle Units	(4)(6)				11,710	$12	$1	0.00%
Caerus Midco 2 S.À. R.L - Vehicle Units	(4)(6)				58,458	58	54	0.00
Healthcomp Holding Company, LLC - Preferred Interest	(4)		6.00%		9,850	985	985	0.02
						1,055	1,040	0.02
Insurance
CFCo LLC (Benefytt Technologies, Inc.) - Class B Units	(4)				14,907,400	—	—	0.00
Shelf Holdco Ltd Common Equity	(4)(6)				50,000	50	88	0.00
						50	88	0.00
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest	(4)				2,854,133	2,854	3,054	0.06
Professional Services
OHCP V TC COI, LP. - LP Interest	(4)				3,500,000	3,500	6,055	0.12
Tricor Horizon, LP	(4)(6)				385,781	386	386	0.01
						3,886	6,441	0.13
Software
Connatix Parent, LLC - Class L Common Units	(4)				42,045	462	117	0.00
Descartes Holdings, Inc	(4)				49,139	213	102	0.00
Expedition Holdco, LLC - Class A Units	(4)				90	57	40	0.00
Expedition Holdco, LLC - Class B Units	(4)				90,000	33	11	0.00
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%		1,545	1,506	1,819	0.04
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)				3,550,000	3,444	3,568	0.07
Mimecast Limited	(4)				651,175	651	674	0.01
TPG IX Newark CI, L.P. - LP Interests	(4)(6)				1,965,727	1,965	1,965	0.04
Zoro Common Equity	(4)				2,073	21	21	0.00
Zoro Series A Preferred Shares	(4)		12.50%		373	361	418	0.01
						8,713	8,735	0.17
Specialty Retail
CustomInk, LLC - Series A Preferred Units	(4)				384,520	5,200	7,171	0.14

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units	(4)				27,536	$2,909	$3,776	0.08%
Ncp Helix Holdings, LLC. - Preferred Shares	(4)				369	372	536	0.01
						3,281	4,312	0.09
Total Equity - non-controlled/non-affiliated						63,479	89,150	1.78
Equity - non-controlled/affiliated
Insurance
Blackstone Donegal Holdings LP - LP Interests (Westland Insurance Group LTD)	(4)(6)(16)					1	5,790	0.12
Total Equity - non-controlled/affiliated						1	5,790	0.12
Total Equity						63,480	94,940	1.90
Total Investments - non-controlled/non-affiliated						9,934,158	9,862,650	199.19
Total Investments - non-controlled/affiliated						1	5,790	0.12
Total Investment Portfolio						9,934,159	9,868,440	199.31
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund						19,961	19,961	0.40
Other Cash and Cash Equivalents						134,896	134,896	2.72
Total Portfolio Investments, Cash and Cash Equivalents						$10,089,016	$10,023,297	202.43%

(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of December 31, 2023, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Danish Krone (DKK), Swedish Krona (SEK), and Norwegian Krone (NOK). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023. Variable rate loans typically include an interest reference rate floor feature. As of December 31, 2023, 93.7% of the debt portfolio at fair value had an interest rate floor above zero. Rates on equity instruments represents contractual dividend rates on certain preferred equity positions.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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
(6)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2023, non-qualifying assets represented 11.0% of total assets as calculated in accordance with regulatory requirements.

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
123Dentist, Inc.	Delayed Draw Term Loan	8/10/2029	$276	$(68)
ACI Group Holdings, Inc.	Revolver	8/2/2027	9,832	—
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2024	14,182	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	1,301	(26)
AI Altius Bidco, Inc.	Delayed Draw Term Loan	12/20/2028	158	—
Alera Group, Inc.	Delayed Draw Term Loan	11/17/2025	1,291	(6)
Amerilife Holdings LLC	Revolver	8/31/2028	243	—
Amerilife Holdings LLC	Delayed Draw Term Loan	8/31/2029	75	—
Amerilife Holdings LLC	Delayed Draw Term Loan	10/20/2026	488	(5)
Amerivet Partners Management, Inc.	Revolver	2/25/2028	589	—
Anaplan, Inc.	Revolver	6/21/2028	161	(1)
Apex Companies, LLC	Delayed Draw Term Loan	1/31/2028	369	(5)
Armada Parent, Inc.	Delayed Draw Term Loan	2/15/2024	1,250	—
Armada Parent, Inc.	Revolver	10/29/2027	3,000	(30)
Ascend Buyer, LLC	Revolver	9/30/2027	1,293	—
Bamboo US BidCo LLC	Delayed Draw Term Loan	9/30/2030	99	—
Bamboo US BidCo LLC	Revolver	9/28/2029	142	(3)
Bazaarvoice, Inc.	Revolver	5/7/2026	28,662	—
Beeline, LLC	Revolver	5/2/2028	591	—
Beeline, LLC	Delayed Draw Term Loan	5/2/2029	514	(3)
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2028	277	—
Bluefin Holding, LLC	Revolver	9/12/2029	2,244	(34)
BradyIFS Holdings, LLC	Revolver	10/31/2029	7,758	(155)
BradyIFS Holdings, LLC	Delayed Draw Term Loan	10/31/2025	7,613	—
Brave Parent Holdings, Inc.	Delayed Draw Term Loan	5/28/2025	7,282	(55)
Brave Parent Holdings, Inc.	Revolver	11/28/2030	3,641	(36)
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	836	—
Caerus US 1, Inc.	Revolver	5/25/2029	322	—
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	178	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	43,592	—
Castle Management Borrower, LLC	Revolver	11/3/2029	2,917	(44)
CFGI Holdings, LLC	Revolver	11/2/2027	1,050	(21)
CFS Brands, LLC	Revolver	10/2/2030	18,177	(364)
CFS Brands, LLC	Delayed Draw Term Loan	10/2/2030	12,118	—
Circana Group, L.P.	Revolver	12/1/2027	11,316	—
Clearview Buyer, Inc.	Revolver	2/26/2027	898	(18)
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	3,668	—
Community Brands ParentCo, LLC	Delayed Draw Term Loan	2/24/2024	588	(6)
Community Brands ParentCo, LLC	Revolver	2/24/2028	345	(1)
Confine Visual Bidco	Delayed Draw Term Loan	3/11/2024	3,043	—
Connatix Buyer, Inc.	Revolver	7/14/2027	5,431	(448)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	3,509	(38)
COP Home Services TopCo IV, Inc.	Delayed Draw Term Loan	12/30/2027	8,730	(131)
Coupa Software Inc.	Delayed Draw Term Loan	8/27/2024	164	(2)
Coupa Software Inc.	Revolver	2/27/2029	126	(1)

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
CPI Buyer, LLC	Revolver	11/1/2026	$3,214	$(64)
CPI Intermediate Holdings Inc	Delayed Draw Term Loan	10/8/2029	966	(10)
Crewline Buyer, Inc.	Revolver	11/8/2030	6,438	(156)
Cumming Group, Inc.	Revolver	11/16/2027	12,695	(190)
Cumming Group, Inc.	Delayed Draw Term Loan	5/21/2025	8,063	(60)
Denali Bidco Ltd	Delayed Draw Term Loan	8/29/2030	1,761	(3)
Discovery Education, Inc.	Revolver	4/9/2029	2,960	(118)
Doc Generici (Diocle S.p.A.)	Delayed Draw Term Loan	10/26/2024	1,682	(591)
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2024	16,456	(165)
Endeavor Schools Holdings LLC	Delayed Draw Term Loan	7/18/2029	5,776	—
ENV Bidco AB	Delayed Draw Term Loan	7/19/2029	433	(153)
Episerver, Inc.	Revolver	4/9/2026	2,064	(83)
Ergomed Plc	Delayed Draw Term Loan	11/17/2025	46,934	—
Experity, Inc.	Revolver	2/24/2028	1,495	(15)
Fencing Supply Group Acquisition, LLC	Delayed Draw Term Loan	2/29/2024	1,910	(24)
Fencing Supply Group Acquisition, LLC	Delayed Draw Term Loan	2/26/2027	1,637	—
Formulations Parent Corp.	Revolver	11/15/2029	1,429	(26)
Foundation Risk Partners Corp.	Revolver	10/29/2027	2,382	(36)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2025	6,920	(69)
Freya Bidco Limited	Term Loan	10/31/2030	1,009	—
Freya Bidco Limited	Delayed Draw Term Loan	10/31/2030	257	—
Freya Bidco Limited	Term Loan	10/31/2030	1,107	—
Freya Bidco Limited	Delayed Draw Term Loan	10/31/2030	257	—
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	516	—
Frontline Road Safety, LLC	Delayed Draw Term Loan	6/15/2025	10,996	(137)
FusionSite Midco, LLC	Delayed Draw Term Loan	11/17/2024	8,800	—
FusionSite Midco, LLC	Revolver	11/17/2029	2,791	(63)
Galway Borrower, LLC	Revolver	9/30/2027	2,120	(32)
GI Consilio Parent, LLC	Revolver	5/14/2026	561	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	480	—
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/30/2028	3,040	—
Gigamon Inc.	Revolver	3/11/2028	437	(1)
GovernmentJobs.com, Inc.	Revolver	11/30/2027	677	(14)
GraphPAD Software, LLC	Revolver	4/27/2027	1,062	—
Groundworks, LLC	Delayed Draw Term Loan	9/13/2025	37	—
Groundworks, LLC	Revolver	3/14/2029	42	(1)
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	2,961	—
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2027	3,241	—
High Street Buyer, Inc.	Revolver	4/16/2027	2,254	(45)
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	9,396	—
Icefall Parent Inc	Term Loan	1/25/2030	31,940	—
Icefall Parent Inc	Revolver	1/25/2030	3,042	—
IG Investments Holdings, LLC	Revolver	9/22/2027	3,583	(18)
Inova Pharmaceutical	Term Loan	10/30/2028	661	—
Inova Pharmaceutical	Delayed Draw Term Loan	10/30/2028	102	—
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	11,060	(138)
Integrity Marketing Acquisition, LLC	Revolver	8/27/2025	1,381	(14)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	17,064	—
Iris Buyer, LLC	Revolver	10/2/2029	3,673	(101)
Iris Buyer, LLC	Delayed Draw Term Loan	10/2/2030	3,318	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/17/2028	91	—

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/17/2029	$51	$—
Java Buyer, Inc.	Delayed Draw Term Loan	4/1/2024	930	—
Java Buyer, Inc.	Delayed Draw Term Loan	11/9/2025	1,276	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	784	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/8/2025	2,633	—
Kwol Acquisition, Inc.	Revolver	12/6/2029	628	—
Magnesium BorrowerCo, Inc.	Delayed Draw Term Loan	5/18/2029	485	(12)
Magneto Components BuyCo, LLC	Revolver	12/5/2029	5,508	(138)
Magneto Components BuyCo, LLC	Delayed Draw Term Loan	6/5/2025	6,610	—
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	916	—
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	342	(17)
Material Holdings, LLC	Revolver	8/17/2027	848	—
Mercury Bidco Globe Limited	Term Loan	1/31/2031	59,287	—
Mercury Bidco Globe Limited	Delayed Draw Term Loan	1/31/2026	14,992	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	268	—
Monk Holding Co.	Delayed Draw Term Loan	12/1/2024	830	—
Monterey Financing, S.A.R.L	Delayed Draw Term Loan	9/19/2029	283	—
More Cowbell II, LLC	Delayed Draw Term Loan	9/1/2030	871	(11)
More Cowbell II, LLC	Revolver	9/1/2029	968	—
MPG Parent Holdings LLC	Term Loan	1/8/2030	10,763	—
MPG Parent Holdings LLC	Revolver	1/8/2030	1,313	—
MPG Parent Holdings LLC	Delayed Draw Term Loan	1/8/2026	2,679	—
MRI Software, LLC	Revolver	2/10/2026	1,516	(28)
MRI Software, LLC	Revolver	2/10/2027	1,822	(3)
MRI Software, LLC	Delayed Draw Term Loan	2/10/2027	40,238	(201)
MRI Software, LLC	Revolver	2/10/2027	4,024	(40)
MRI Software, LLC	Revolver	2/10/2026	3,086	(34)
NAVEX TopCo, Inc.	Revolver	11/9/2028	5,394	(108)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	1/16/2025	24,746	—
NDC Acquisition Corp.	Revolver	3/9/2027	2,911	—
Neptune Holdings, Inc.	Revolver	8/14/2030	933	(19)
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	1/1/2024	2,617	—
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	5/27/2024	177	—
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	1/21/2025	4,729	—
Oranje Holdco Inc	Revolver	2/1/2029	250	—
Pavion Corp.	Revolver	10/30/2030	9,565	—
Pavion Corp.	Delayed Draw Term Loan	10/30/2025	18,279	(183)
Petrus Buyer Inc	Delayed Draw Term Loan	10/17/2029	595	(9)
Petrus Buyer Inc	Revolver	10/17/2029	272	—
PGIS Intermediate Holdings, LLC	Delayed Draw Term Loan	10/16/2028	4,007	—
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	469	(9)
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	5,009	(50)
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	159	(1)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2029	78	—
Profile Products, LLC	Revolver	11/12/2027	520	(17)
Profile Products, LLC	Revolver	11/12/2027	353	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	4/26/2024	16,623	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2029	333	—
Pye-Barker Fire & Safety LLC	Delayed Draw Term Loan	11/26/2027	18,278	(183)
Quality Distribution LLC	Revolver	4/3/2028	94	(3)

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Quality Distribution LLC	Delayed Draw Term Loan	10/3/2024	$25	$—
Quality Distribution LLC	Delayed Draw Term Loan	10/24/2025	1,931	(10)
Quality Distribution LLC	Revolver	7/1/2026	3,000	(135)
Qualus Power Services Corp.	Delayed Draw Term Loan	1/26/2025	3,737	—
Rally Buyer, Inc.	Revolver	7/19/2028	66	—
Rally Buyer, Inc.	Delayed Draw Term Loan	7/19/2028	75	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	53	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	139	—
Relativity ODA, LLC	Revolver	5/12/2027	3,292	(49)
RoadOne Inc	Revolver	12/30/2028	275	—
RoadOne Inc	Delayed Draw Term Loan	12/30/2028	163	—
S&P Global Engineering Solutions	Revolver	5/2/2029	249	—
Safety Borrower Holdings LP	Revolver	9/1/2027	93	—
Sam Holding Co, Inc.	Revolver	3/24/2027	6,000	(75)
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2027	9,300	—
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	432	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/8/2028	2,794	(28)
Sherlock Buyer Corp.	Revolver	12/8/2027	1,111	(22)
Smile Doctors, LLC	Delayed Draw Term Loan	12/23/2028	2,607	(39)
Smile Doctors, LLC	Revolver	12/23/2027	1,233	(31)
Snoopy Bidco, Inc.	Delayed Draw Term Loan	5/6/2024	15,786	(237)
SpecialtyCare, Inc.	Revolver	6/18/2026	865	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/19/2028	1,155	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	1/2/2024	155	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	371	(13)
The Fertility Partners, Inc.	Revolver	9/16/2027	127	—
Trader Corp.	Revolver	12/22/2028	830	(190)
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2027	402	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	6,881	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/30/2026	11,274	(113)
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/20/2025	1,433	(14)
Triple Lift, Inc.	Revolver	5/6/2028	4,747	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	31,468	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	20,901	—
UMP Holdings, LLC	Delayed Draw Term Loan	7/15/2028	440	—
Unified Physician Management, LLC	Revolver	6/18/2029	241	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	8/16/2029	46,867	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	3,233	(73)
West Monroe Partners, LLC	Revolver	11/9/2027	1,155	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	17	—
World Insurance Associates, LLC	Delayed Draw Term Loan	4/3/2028	47,025	(470)
World Insurance Associates, LLC	Revolver	4/3/2028	2,939	(59)
WPEngine, Inc.	Revolver	8/14/2029	6,667	(200)
Zendesk Inc	Revolver	11/3/2028	169	(3)
Zendesk Inc	Delayed Draw Term Loan	11/22/2028	361	(5)
Total unfunded commitments			$985,936	$(6,660)

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

(8)    There are no interest rate floors on these investments.
(9)    The interest rate floor on these investments as of December 31, 2023 was 0.50%.
(10)    The interest rate floor on these investments as of December 31, 2023 was 0.75%.
(11)    The interest rate floor on these investments as of December 31, 2023 was 1.00%.
(12)    The interest rate floor on these investments as of December 31, 2023 was 1.25%.
(13)    The interest rate floor on these investments as of December 31, 2023 was 1.50%.
(14)    The interest rate floor on these investments as of December 31, 2023 was 2.00%.
(15)    For unsettled positions the interest rate does not include the base rate.
(16)Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2023, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2023, the Company’s non-controlled/affiliated investments were as follows:

	Fair value as of December 31, 2022	Gross Additions	Gross Reductions	Net change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair value as of December 31, 2023	Dividend and Interest Income
Non-controlled/Affiliated Investments
Blackstone Donegal Holdings LP	$56,584	$—	$(44,921)	$(14,156)	$8,283	$5,790	$—
Total	$56,584	$—	$(44,921)	$(14,156)	$8,283	$5,790	$—

(17)Loan was on non-accrual status as of December 31, 2023.
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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “T”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”, Norwegian Interbank Offered Rate (“NIBOR” or “N”), or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. Variable rate loans typically include an interest reference rate floor feature. As of December 31, 2022, 93.1% of the debt portfolio at fair value had an interest rate floor above zero. Rates on equity instruments represents contractual dividend rates on certain preferred equity positions.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
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

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Caerus US 1, Inc.	Revolver	5/25/2029	$732	$—
Caerus US 1, Inc.	Revolver	5/25/2029	233	(5)
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	320	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	43,592	—
Canadian Hospital Specialties Ltd.	Delayed Draw Term Loan	4/14/2023	5,647	—
Canadian Hospital Specialties Ltd.	Revolver	4/14/2027	1,376	—
CCBlue Bidco, Inc.	Delayed Draw Term Loan	12/21/2023	1,408	—
CFGI Holdings, LLC	Delayed Draw Term Loan	11/2/2027	1,200	(12)
CFGI Holdings, LLC	Revolver	11/2/2027	1,050	(21)
Clearview Buyer, Inc.	Revolver	2/26/2027	898	(18)
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	3,668	—
Community Brands ParentCo, LLC	Delayed Draw Term Loan	2/24/2024	588	(6)
Community Brands ParentCo, LLC	Revolver	2/24/2028	345	(7)
Confine Visual Bidco	Delayed Draw Term Loan	3/11/2024	3,046	—
Connatix Buyer, Inc.	Revolver	7/14/2027	5,431	(109)
Connatix Buyer, Inc.	Delayed Draw Term Loan	7/14/2023	10,900	(109)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	1,941	(21)
CPI Buyer, LLC	Delayed Draw Term Loan	5/1/2023	7,778	—
CPI Buyer, LLC	Revolver	11/1/2026	3,214	(64)
CPI Intermediate Holdings Inc	Delayed Draw Term Loan	10/8/2029	966	(10)
Cumming Group, Inc.	Delayed Draw Term Loan	5/26/2027	7,896	(79)
Cumming Group, Inc.	Revolver	5/26/2027	11,923	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	3/12/2023	169	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	4/3/2028	1,000	(15)
Discovery Education, Inc.	Revolver	4/9/2029	2,960	(104)
Discovery Education, Inc.	Delayed Draw Term Loan	4/9/2029	6,773	—
Doc Generici (Diocle S.p.A.)	Delayed Draw Term Loan	10/26/2024	1,195	(141)
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2023	18,700	(187)
ENV BIDCO AB	Delayed Draw Term Loan	7/19/2029	260	—
Episerver, Inc.	Revolver	4/9/2026	2,064	(93)
Experity, Inc.	Revolver	2/24/2028	1,495	(30)
Foundation Risk Partners Corp.	Revolver	10/29/2027	1,401	—
Galway Borrower, LLC	Revolver	9/30/2027	2,113	(53)
Galway Borrower, LLC	Delayed Draw Term Loan	9/30/2023	274	—
GCX Corporation Buyer, LLC	Delayed Draw Term Loan	9/13/2023	2,000	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	9/15/2028	883	(26)
GI Ranger Intermediate, LLC	Revolver	10/29/2027	1,080	—
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/30/2028	3,040	—
Gigamon Inc.	Revolver	3/11/2028	437	(10)

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Go Car Wash Management Corp.	Delayed Draw Term Loan	8/31/2023	$1,057	$—
GovernmentJobs.com, Inc.	Revolver	11/30/2027	677	(14)
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	11/30/2023	2,144	(21)
GraphPAD Software, LLC	Revolver	4/27/2027	2,124	(32)
GraphPAD Software, LLC	Delayed Draw Term Loan	4/27/2027	6,429	(64)
Gruden Acquisition, Inc.	Delayed Draw Term Loan	7/1/2023	2,100	(26)
Gruden Acquisition, Inc.	Revolver	7/1/2026	3,000	(38)
Healthcomp Holding Company, LLC	Delayed Draw Term Loan	12/29/2023	23,952	—
Helix TS, LLC	Delayed Draw Term Loan	8/3/2023	138	—
Helix TS, LLC	Delayed Draw Term Loan	6/14/2024	767	—
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	1,542	—
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2023	3,390	—
High Street Buyer, Inc.	Revolver	4/16/2027	2,254	(45)
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	11,830	—
IG Investments Holdings, LLC	Revolver	9/22/2027	2,150	—
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	11,060	(138)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	347	—
ISQ Hawkey Holdco, Inc.	Revolver	8/17/2028	91	(1)
ISQ Hawkey Holdco, Inc.	Delayed Draw Term Loan	8/17/2029	90	—
Java Buyer, Inc.	Delayed Draw Term Loan	12/15/2023	1,897	—
Jayhawk Buyer, LLC	Delayed Draw Term Loan	10/15/2026	30	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/10/2023	1,032	(8)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	1,145	—
KPSKY Acquisition, Inc.	Delayed Draw Term Loan	10/19/2023	143	—
LD Lower Holdings, Inc.	Delayed Draw Term Loan	2/8/2023	15,684	—
Legacy Intermediate, LLC	Revolver	2/25/2028	958	(10)
Legacy Intermediate, LLC	Delayed Draw Term Loan	2/25/2023	2,000	(20)
Linquest Corp.	Delayed Draw Term Loan	1/27/2023	4,975	(50)
Magnesium BorrowerCo, Inc.	Delayed Draw Term Loan	5/18/2029	485	(12)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/23/2026	349	—
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	342	—
Material Holdings, LLC	Revolver	8/17/2027	918	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2023	1,802	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	230	—
Monk Holding Co.	Delayed Draw Term Loan	8/12/2023	2,038	—
Monterey Financing S.à.r.l	Delayed Draw Term Loan	9/19/2029	467	—
MRI Software, LLC	Revolver	2/10/2026	1,516	(55)
MRI Software, LLC	Revolver	2/10/2026	4,200	(347)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/16/2023	49,175	—

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
NDC Acquisition Corp.	Revolver	3/9/2027	$2,911	$—
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	3/1/2023	26,585	—
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	12/1/2023	2,247	—
Petrus Buyer Inc	Delayed Draw Term Loan	10/17/2029	595	(9)
Petrus Buyer Inc	Revolver	10/17/2029	272	(8)
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	330	(7)
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	10/1/2023	20,703	—
Porcelain Acquisition Corp.	Delayed Draw Term Loan	4/1/2027	14,481	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	116	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2029	170	—
Profile Products, LLC	Revolver	11/12/2027	237	—
Profile Products, LLC	Delayed Draw Term Loan	11/12/2027	413	(9)
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	3/17/2023	16,623	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2029	333	—
Project Boost Purchaser, LLC	Revolver	5/2/2028	591	(3)
Project Boost Purchaser, LLC	Delayed Draw Term Loan	5/2/2029	905	—
Qualus Power Services Corp.	Delayed Draw Term Loan	3/26/2023	4,259	—
Rally Buyer, Inc.	Revolver	7/19/2028	110	(2)
Rally Buyer, Inc.	Delayed Draw Term Loan	7/19/2028	205	(2)
Red River Technology, LLC	Delayed Draw Term Loan	5/26/2023	25,880	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	133	—
Relativity ODA, LLC	Revolver	5/12/2027	3,292	(49)
Relay Purchaser, LLC	Revolver	8/30/2026	7,143	(71)
RoadOne Inc	Delayed Draw Term Loan	12/30/2028	255	(4)
RoadOne Inc	Revolver	12/30/2028	226	—
Roadsafe Holdings, Inc.	Delayed Draw Term Loan	7/31/2023	2,900	—
RPBLS Midco, LLC	Delayed Draw Term Loan	4/1/2028	20	—
RWL Holdings, LLC	Delayed Draw Term Loan	12/1/2027	6,452	(65)
Safety Borrower Holdings LP	Revolver	9/1/2027	373	(4)
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2023	29,731	—
Sam Holding Co, Inc.	Revolver	3/24/2027	5,500	—
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	294	—
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	12/30/2026	399	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/8/2028	2,794	(28)
Sherlock Buyer Corp.	Revolver	12/8/2027	1,111	(22)
Smile Doctors, LLC	Revolver	12/23/2027	710	—
Snoopy Bidco, Inc.	Delayed Draw Term Loan	6/1/2023	15,786	(237)
SpecialtyCare, Inc.	Revolver	6/18/2026	614	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/18/2023	1,155	—

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Spitfire Parent, Inc.	Delayed Draw Term Loan	3/11/2027	$3,689	$—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	12/30/2023	441	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	74	—
The Fertility Partners, Inc.	Revolver	9/16/2027	28	—
The Fertility Partners, Inc.	Delayed Draw Term Loan	3/16/2024	315	—
The NPD Group L.P.	Revolver	12/1/2027	7,729	—
The NPD Group L.P.	Revolver	12/1/2027	4,416	(44)
Trader Corp.	Revolver	12/22/2028	620	(11)
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2023	10,916	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	6,881	(69)
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	12/21/2023	1,433	(14)
Triple Lift, Inc.	Revolver	5/6/2028	4,747	—
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	1/9/2023	7,101	(71)
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	3,239	—
Unified Physician Management, LLC	Revolver	6/18/2029	241	—
Unified Physician Management, LLC	Delayed Draw Term Loan	6/18/2029	77	—
United Mutual Acquisition Holdings, LLC	Delayed Draw Term Loan	7/15/2028	1,275	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	11/18/2023	3,666	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	3,233	(32)
West Monroe Partners, LLC	Delayed Draw Term Loan	11/9/2023	3,848	—
West Monroe Partners, LLC	Revolver	11/9/2027	1,443	—
Westland Insurance Group LTD	Delayed Draw Term Loan	5/31/2023	572	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	4,454	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	6/22/2023	10,490	—
Zendesk Inc	Delayed Draw Term Loan	11/22/2028	361	(5)
Zendesk Inc	Revolver	11/3/2028	169	(3)
Total unfunded commitments			$690,256	$(3,057)

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

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2022
(in thousands)

	Fair value as of December 31, 2021	Gross Additions	Gross Reductions	Net change in Unrealized Gains (Losses)	Fair value as of December 31, 2022	Dividend and Interest Income
Non-controlled/Affiliated Investments
Blackstone Donegal Holdings LP	$35,683	$3,879	$—	$17,022	$56,584	$—
Total	$35,683	$3,879	$—	$17,022	$56,584	$—

The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share per share amounts, percentages and as otherwise noted)
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
The Company is externally managed by Blackstone Credit BDC Advisors LLC (the “Adviser”) an affiliate of Blackstone Alternative Credit Advisors LP (the “Administrator” and, collectively with its affiliates in the credit, asset based finance, and insurance asset management business unit of Blackstone Inc. (“Blackstone”), “Blackstone Credit & Insurance,” or “BXCI”) provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the “Administration Agreement”). References herein to information about Blackstone Credit & Insurance from December 31, 2023 or prior refers solely to the Adviser and Blackstone Alternative Credit Advisors LP, collectively with their credit-focused affiliates within Blackstone Credit & Insurance.
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
On October 28, 2021, the Company priced its initial public offering (“IPO”), and the Company's common shares of beneficial interest (“Common Shares”) began trading on the New York Stock Exchange (“NYSE”). See “Note 8” for further details.
Note 2. Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).
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
The Company consolidated the results of the Company’s wholly-owned subsidiaries which are considered to be investment companies. As of December 31, 2023, the Company's consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”), BGSL Big Sky Funding LLC (“Big Sky Funding”), BGSL Investments LLC (“BGSL Investments”), BXSL Associates GP (Lux) S.à r.l, BXSL Direct Lending (Lux) SCSp, BXSL C-1 LLC, and BXSL C-2 Funding LLC.
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
The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period, and is recorded within Net change in unrealized appreciation (depreciation) on the Consolidated Statements of Operations.
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

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the years ended December 31, 2023, 2022 and 2021 the Company recorded $19.3 million, $4.9 million and $60.9 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in payment-in-kind interest income in the Consolidated Statements of Operations. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through payment-in-kind interest income. To satisfy the Company’s annual RIC distribution requirements, this non-cash source of income must be included in determining the amounts to be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.
Dividend Income
Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.
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
Organization Expenses and Offering Expenses
The Company records expenses related to public equity offerings as a reduction of capital upon completion of an offering of registered securities. The costs associated with any renewals of a shelf registration statement will be expensed as incurred. For the year ended December 31, 2023, the Company incurred $0.4 million of offering costs in connection with its follow-on offering which were charged as a reduction of paid-in-capital. For the year ended December 31, 2022, the Company incurred no offering costs. For the year ended December 31, 2021, the Company incurred $1.6 million of offering costs relating to its IPO which were charged as a reduction of paid-in-capital.

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
For the years ended December 31, 2023, 2022 and 2021, the Company incurred $16.8 million, $1.4 million and $2.4 million, respectively, of U.S. federal excise tax.
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

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. There has been no material impact of these standards on the Company’s financial position, results of operations or cash flows.
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
The Company pays the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee is borne by the shareholders. The initial term of the Investment Advisory Agreement was two years from October 1, 2018, and on May 6, 2020 and May 6, 2021, it was renewed and approved by the Board, including a majority of trustees who are not parties to the Investment Advisory Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) (the “Independent Trustees”), for a one-year period. On October 18, 2021, the Board approved the amended and restated Investment Advisory Agreement for an initial term ending May 31, 2022. Unless earlier terminated, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board and by the vote of a majority of the Independent Trustees. The Investment Advisory Agreement was most recently renewed and approved by the Board, including majority of the Independent Trustees, on May 2, 2023 for a one-year period ending on May 31, 2024.
The Adviser implemented a waiver effective from the consummation of the IPO to extend the Company’s pre-IPO fee structure for a period of two years. With the waiver in place, instead of having the base management fee and each incentive fee increase to 1.00% and 17.5%, respectively, following the IPO, each such fee remained at 0.75% and 15.0% for a period of two years following the IPO (the “Waiver Period”). As a result of the fee waiver, the pre-listing management fee and incentive fee rates paid by the Company to the Adviser did not increase during the Waiver Period. Amounts waived by the Adviser are not subject to recoupment by the Adviser. The Waiver Period ended on October 28, 2023.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Base Management Fees
Starting from the consummation of the IPO, the management fee pursuant to the Investment Advisory Agreement is payable quarterly in arrears at an annual rate of 1.0% of the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. For purposes of the Investment Advisory Agreement, "gross assets" means the Company’s total assets determined on a consolidated basis in accordance with GAAP, excluding undrawn commitments but including assets purchased with borrowed amounts. The management fee was calculated for the quarter ended December 31, 2021, and the quarter ended December 31, 2023, at a weighted rate calculated based on the fee rates applicable before and after the consummation of the IPO and the expiration of the Waiver Period based on the number of days in the calendar quarter before and after the consummation of the IPO and the expiration of the Waiver Period.
Prior to the consummation of the IPO, the management fee was 0.75% of the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters. In order to maintain the same management fee arrangement that the Company had in place prior to the IPO for a period of time following the consummation of the IPO, the Adviser voluntarily waived its right to receive the base management fee in excess of 0.75% of the average value of the Company’s gross assets at the end of the two most recently completed calendar quarters during the Waiver Period. Amounts waived by the Adviser are not subject to recoupment by the Adviser.
For the years ended December 31, 2023, 2022 and 2021, base management fees were $98.1 million, $101.7 million and $62.4 million, respectively, of which $20.2 million, $25.4 million and $4.2 million, respectively, were waived. As of December 31, 2023 and December 31, 2022, $23.0 million and $18.6 million, respectively, was payable to the Adviser relating to management fees.
Incentive Fees
The incentive fees consist of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains, each as described below:
(i) Income based incentive fees:
The first part of the incentive fee, an income based incentive fee, is calculated and payable quarterly in arrears based on the Company’s Pre-Incentive Fee Net Investment Income Returns as defined in the Investment Advisory Agreement. Pre-Incentive Fee Net Investment Income Returns means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee. Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities)), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income excludes any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The Company excludes the impact of expense support payments and recoupments from pre-incentive fee net investment income. Shareholders may be charged a fee on an income amount that is higher than the income they may ultimately receive.
Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of return of 1.5% per quarter (6.0% annualized).
Pursuant to the Investment Advisory Agreement, the Company is required to pay an income based incentive fee of 17.5% (15% prior to the consummation of the IPO), with a 1.5% hurdle and 100% catch-up. However, the Adviser has implemented a voluntary waiver with respect to the income based incentive fee during the Waiver Period. The Adviser has voluntarily waived its right to receive an income based incentive fee above 15% during the Waiver Period and amounts waived by the Adviser are not subject to recoupment by the Adviser.

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

The hurdle amount for the income based incentive fee is determined on a quarterly basis and is equal to 1.5% multiplied by the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The hurdle amount is calculated after making appropriate adjustments for issuances by the Company of common shares, including issuances pursuant to its dividend reinvestment plan and distributions that occurred during the relevant Trailing Twelve Quarters. The income based incentive fee for any partial period will be appropriately prorated.

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

•The Adviser will be paid 100% of the pre-incentive fee net investment income in respect of the Trailing Twelve Quarters, if any, that exceeds the hurdle amount for such Trailing Twelve Quarters, but is less than or equal to an amount, which we refer to as the “Catch-up Amount,” determined as the sum of 1.82% (7.27% annualized) (1.76% (7.06% annualized) during the Waiver Period), multiplied by the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters that is included in the calculation of the incentive fee based on income.

•The Adviser will be paid 17.5% (15% during the Waiver Period), of the pre-incentive fee net investment income in respect of the Trailing Twelve Quarters that exceeds the Catch-up Amount.

The amount of the income based incentive fee that will be paid to the Adviser for a particular quarter will equal the excess of (a) the income based incentive fee so calculated over (b) the aggregate income based incentive fee that was paid in respect of the first eleven calendar quarters included in the relevant Trailing Twelve Quarters subject to the Incentive Fee Cap as described below.

The income based incentive fee that will be paid to the Adviser for a particular quarter is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap for any quarter is an amount equal to (a) 17.5% (15% prior to the end of the Waiver Period) of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters minus (b) the aggregate income based incentive fee that was paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters.

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
For the years ended December 31, 2023, 2022 and 2021, the Company accrued income based incentive fees of $134.2 million, $97.2 million and $67.3 million, respectively, of which $15.6 million $13.9 million and $2.3 million, respectively, were waived. As of December 31, 2023 and December 31, 2022, $34.4 million and $24.8 million, respectively, was payable to the Adviser for income based incentive fees.
For the years ended December 31, 2023 and 2022, the Company reversed previously accrued capital gains incentive fees of $(5.5) million and $(11.9) million, respectively. For the year ended December 31, 2021, the Company accrued $16.3 million of capital gains incentive fees.
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

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
For providing these services, the Company will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals (including information technology professionals) at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the years ended December 31, 2023, 2022 and 2021.
For the years ended December 31, 2023, 2022 and 2021, the Company incurred $2.2 million, $2.7 million and $2.4 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Consolidated Statements of Operations. As of December 31, 2023 and December 31, 2022, $1.1 million and $1.2 million, respectively, was unpaid and included in “Due to affiliates” in the Consolidated Statements of Assets and Liabilities.
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
The Expense Support Agreement terminated by its own terms on October 28, 2021. The Company’s obligation to make Reimbursement Payments survived the termination of the Expense Support Agreement and may be made for a period of up to three years, in accordance with the terms of the Expense Support Agreement. The Company’s obligation to make a Reimbursement Payment becomes a liability of the Company on the last business day of the applicable calendar quarter. As of December 31, 2023, there are no amounts subject to the Reimbursement Payment obligation.
As of December 31, 2023 and December 31, 2022, there was no unreimbursed Expense Payments. For the years ended December 31, 2023, 2022 and 2021, the Adviser made no Expense Payments. For the years ended December 31, 2023, 2022 and 2021, the Company made no Reimbursement Payments related to Expense Payments by the Adviser.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2023			December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$9,817,402	$9,722,061	98.5%	$9,497,570	$9,419,963	97.9%
Second lien debt	43,347	41,515	0.4	48,753	46,336	0.5
Unsecured debt	9,930	9,924	0.1	—	—	—
Equity	63,480	94,940	1.0	111,549	150,949	1.6
Total	$9,934,159	$9,868,440	100.0%	$9,657,872	$9,617,248	100.0%

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The industry composition of investments at fair value was as follows:

	December 31, 2023	December 31, 2022
Aerospace & Defense	5.2%	4.9%
Air Freight & Logistics	4.2	4.7
Building Products	3.2	3.5
Chemicals	0.1	—
Commercial Services & Supplies	7.8	7.7
Construction & Engineering	0.5	0.4
Containers & Packaging	0.2	0.2
Distributors	5.7	5.1
Diversified Consumer Services	3.9	3.5
Diversified Financial Services	1.4	1.4
Diversified Telecommunication Services	1.4	1.1
Electrical Equipment	1.1	1.7
Electronic Equipment, Instruments & Components	1.3	1.1
Electric Utilities	0.6	0.3
Energy Equipment & Services	0.4	0.6
Ground Transportation	0.2	—
Health Care Equipment & Supplies	0.6	0.6
Health Care Providers & Services	10.7	11.7
Health Care Technology	5.1	3.9
Industrial Conglomerates	0.1	0.1
Insurance	5.4	8.1
Internet & Direct Marketing Retail	3.2	3.3
IT Services	2.9	2.8
Machinery (2)	0.0	0.1
Marine	0.3	0.3
Media	0.1	0.1
Oil, Gas & Consumable Fuels	1.0	1.2
Paper & Forest Products	0.1	0.1
Pharmaceuticals (1)	0.2	0.0
Professional Services	7.8	8.8
Real Estate Management & Development	0.9	0.7
Road & Rail	—	0.2
Software	17.4	14.7
Specialty Retail	1.7	1.8
Technology Hardware, Storage & Peripherals	0.8	0.7
Trading Companies & Distributors	0.5	1.0
Transportation Infrastructure	4.0	3.6
Total	100.0%	100.0%
(1)Amount rounds to less than 0.1% as of December 31, 2022.
(2)Amount rounds to less than 0.1% as of December 31, 2023.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The geographic composition of investments at cost and fair value was as follows:

	December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$9,381,707	$9,317,684	94.4%	188.2%
Canada	275,579	278,103	2.8	5.6
Bermuda/Cayman Islands	436	473	0.0	0.0
Europe	276,437	272,180	2.8	5.5
Total	$9,934,159	$9,868,440	100.0%	199.3%

	December 31, 2022
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$8,934,926	$8,893,051	92.5%	213.8%
Canada	510,599	520,368	5.4	12.5
Europe	212,347	203,829	2.1	4.9
Total	$9,657,872	$9,617,248	100.0%	231.2%

As of December 31, 2023 and December 31, 2022, one borrower (one loan) and no borrowers in the portfolio were on non-accrual status, respectively.

As of December 31, 2023 and December 31, 2022, on a fair value basis, 99.9% and 99.9%, respectively, of our performing debt investments bore interest at a floating rate and 0.1% and 0.1%, respectively, of our performing debt investments bore interest at a fixed rate.
Note 5. Fair Value Measurements
The following table presents the fair value hierarchy of financial instruments:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$157,858	$9,564,203	$9,722,061
Second lien debt	—	—	41,515	41,515
Unsecured debt	—	—	9,924	9,924
Equity investments	—	—	94,940	94,940
Total	$—	$157,858	$9,710,582	$9,868,440

	December 31, 2022
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$144,452	$9,275,511	$9,419,963
Second lien debt	—	—	46,336	46,336
Equity investments	—	—	150,949	150,949
Total	$—	$144,452	$9,472,796	$9,617,248

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

The following table presents changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	For the Year Ended December 31, 2023
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity Investments	Total Investments
Fair value, beginning of period	$9,275,511	$46,336	$—	$150,949	$9,472,796
Purchases of investments	1,492,985	1,935	9,924	3,915	1,508,759
Proceeds from principal repayments and sales of investments	(1,114,974)	(7,351)	—	(65,465)	(1,187,790)
Accretion of discount/amortization of premium	50,516	58	6	—	50,580
Net realized gain (loss)	(15,095)	(49)	—	13,482	(1,662)
Net change in unrealized appreciation (depreciation)	(37,739)	586	(6)	(7,941)	(45,100)
Transfers into Level 3 (1)	4,938	—	—	—	4,938
Transfers out of Level 3 (1)	(91,939)	—	—	—	(91,939)
Fair value, end of period	$9,564,203	$41,515	$9,924	$94,940	$9,710,582
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2023 included in change in net unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$(38,013)	$374	$(6)	$(6,437)	$(44,082)

	For the Year Ended December 31, 2022
	First Lien Debt	Second Lien Debt	Equity Investments	Total Investments
Fair value, beginning of period	$9,288,184	$42,880	$170,265	$9,501,329
Purchases of investments	934,505	5,949	12,400	952,854
Proceeds from principal repayments and sales of investments	(980,395)	—	(61,967)	(1,042,362)
Accretion of discount/amortization of premium	45,133	137	—	45,270
Net realized gain (loss)	(2,125)	—	41,486	39,361
Net change in unrealized appreciation (depreciation)	(118,465)	(2,630)	(11,235)	(132,330)
Transfers into Level 3 (1)	108,674	—	—	108,674
Transfers out of Level 3 (1)	—	—	—	—
Fair value, end of period	$9,275,511	$46,336	$150,949	$9,472,796
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2022 included in net change in unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$(119,180)	$(2,629)	$24,528	$(97,281)
(1)For the years ended December 31, 2023 and 2022, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.

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

	December 31, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$9,533,700	Yield Analysis	Discount Rate	7.68%	30.89%	10.31%
	30,503	Asset Recoverability	Market Multiple	10.50x	10.50x	10.50x
	9,564,203
Investments in second lien debt	41,515	Yield Analysis	Discount Rate	10.18%	14.38%	12.69%
Investments in unsecured debt	9,924	Yield Analysis	Discount Rate	14.90%	14.90%	14.90%
Investments in equity	60,007	Market Approach	Performance Multiple	6.40x	30.00x	11.47x
	28,531	Option Pricing Model	Expected Volatility	32.00%	55.00%	42.86%
	6,402	Yield Analysis	Discount Rate	10.75%	17.92%	14.17%
	94,940
Total	$9,710,582

	December 31, 2022
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$9,037,133	Yield analysis	Discount rate	6.83%	19.84%	10.13%
	238,378	Market quotations	Broker quoted price	82.00	96.75	94.19
	9,275,511
Investments in second lien debt	46,336	Yield analysis	Discount rate	10.43%	14.25%	12.60%
Investments in equity	105,782	Market approach	Performance multiple	5.50x	29.00x	13.41x
	22,481	Option pricing model	Expected volatility	30.00%	50.00%	43.46%
	22,686	Yield analysis	Discount rate	11.31%	13.75%	12.74%
	150,949
Total	$9,472,796
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

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Financial Instruments Not Carried at Fair Value
Debt

The fair value of the Company’s SPV Financing Facilities (as defined in Note 6) and Revolving Credit Facility (as defined in Note 6), as of December 31, 2023 and December 31, 2022, approximates their carrying value as the credit facilities have variable interest based on selected short term rates. These financial instruments would be categorized as Level 3 within the hierarchy.

The following table presents the fair value measurements of the Company's Unsecured Notes (as defined in Note 6) had they been accounted for at fair value. These financial instruments would be categorized as Level 3 as of December 31, 2023 and as Level 2 as of December 31, 2022 within the hierarchy.

	December 31, 2023	December 31, 2022
	Fair Value	Fair Value
2023 Notes	$—	$397,481
2026 Notes	763,085	740,171
New 2026 Notes	643,814	619,144
2027 Notes	583,633	546,117
2028 Notes	561,129	522,809
Total	$2,551,661	$2,825,722
Other

The carrying amounts of the Company’s other assets and liabilities approximate fair value. These financial instruments are categorized as Level 3 within the hierarchy.
Note 6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of December 31, 2023 and December 31, 2022, the Company’s asset coverage was 200.3% and 174.8%, respectively.
SPV Financing Facilities
The following wholly-owned subsidiaries of the Company have entered into secured financing facilities, as described below: Jackson Hole Funding, Breckenridge Funding and Big Sky Funding which are collectively referred to as the “SPVs” and such secured financing facilities described below are collectively referred to as the “SPV Financing Facilities”.

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
As of December 31, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Jackson Hole Funding Facility
On November 16, 2018, Jackson Hole Funding, the Company’s wholly-owned subsidiary that holds primarily originated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended and restated on December 16, 2021, and amended effective as of September 16, 2022, November 15, 2023 and December 18, 2023, and as further amended from time to time, the “Jackson Hole Funding Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent, Citibank, N.A., serves as collateral agent and securities intermediary, Virtus Group, LP serves as collateral administrator and the Company serves as portfolio manager under the Jackson Hole Funding Facility.
Advances under the Jackson Hole Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advances (which is the three-month Term SOFR for dollar advances), plus the applicable margin of 2.375% per annum for certain foreign currency advances to 2.525% per annum for dollar advances. Jackson Hole Funding pays a commitment fee of 0.48% per annum on the average daily unused amount of the financing commitments until November 28, 2025. Jackson Hole Funding also pays to JPM an administrative agency fee, in addition to certain other fees, each as agreed between Jackson Hole Funding and JPM.

The maximum commitment amount of the Jackson Hole Funding Facility as of December 31, 2023 was $500.0 million. The Jackson Hole Funding Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Jackson Hole Funding Facility to up to $900.0 million. Proceeds from borrowings under the Jackson Hole Funding Facility may be used to fund portfolio investments by Jackson Hole Funding and to make advances under delayed draw term loans where Jackson Hole Funding is a lender. The period during which Jackson Hole Funding may make borrowings under the Jackson Hole Funding Facility expires on November 28, 2025 and the Jackson Hole Funding Facility is scheduled to mature on May 17, 2027.
Breckenridge Funding Facility
On December 21, 2018, Breckenridge Funding, the Company’s wholly-owned subsidiary that holds primarily syndicated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended on June 11, 2019, August 2, 2019, September 27, 2019, April 13, 2020, October 5, 2021, February 28, 2022, May 19, 2022, November 1, 2023 and January 17, 2024, and as further amended from time to time, the “Breckenridge Funding Facility”) with BNP Paribas (“BNP”). BNP serves as administrative agent, Wells Fargo Bank, National Association (“Wells Fargo”) serves as collateral agent and the Company serves as servicer under the Breckenridge Funding Facility.
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
Revolving Credit Facility
On June 15, 2020, the Company entered into a senior secured revolving credit facility (which was most recently amended on June 9, 2023 and as further amended from time to time, the “Revolving Credit Facility”) with Citibank, N.A. (“Citi”) serving as administrative agent and collateral agent.

The Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. A portion of the Revolving Credit Facility consists of funded term loans in the aggregate principal amount of $385.0 million and the Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $175.0 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries in the ordinary course of business. Availability of the revolver under the Revolving Credit Facility will terminate on June 28, 2027 (other than with respect to the foreign currency commitments of certain lenders in the amount of $200.0 million, which expire on June 28, 2026) and all amounts outstanding under the Revolving Credit Facility must be repaid by June 28, 2028 (other than with respect to the foreign currency commitments of certain lenders in the amount of $200.0 million which mature on June 28, 2027) pursuant to an amortization schedule.

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
As of December 31, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

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
As of December 31, 2023 and December 31, 2022, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.
2023 Notes
On July 15, 2020, the Company issued $400.0 million aggregate principal amount of 3.650% notes due July 14, 2023 (the “2023 Notes”) pursuant to an indenture (the “Base Indenture”) and a supplemental indenture, each dated as of July 15, 2020 (and together with the Base Indenture, the “2023 Notes Indenture”), between the Company and U.S. Bank National Association (the “Trustee”).
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
2026 Notes
On October 23, 2020 and December 1, 2020, the Company issued $500.0 million aggregate principal amount and $300.0 million aggregate principal amount, respectively, of 3.625% notes due 2026 (the “2026 Notes”) pursuant to a supplemental indenture, dated as of October 23, 2020 (and together with the Base Indenture, the “2026 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
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

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
New 2026 Notes
On March 16, 2021 and April 27, 2021, the Company issued $400.0 million aggregate principal amount and $300.0 million aggregate principal amount, respectively, of 2.750% notes due 2026 (the “New 2026 Notes”) pursuant to a supplemental indenture, dated as of March 16, 2021 (and together with the Base Indenture, the “New 2026 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
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
2027 Notes
On July 23, 2021, the Company issued $650.0 million aggregate principal amount of 2.125% notes due 2027 (the “2027 Notes”) pursuant to a supplemental indenture, dated as of July 23, 2021 (and together with the Base Indenture, the “2027 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
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
2028 Notes
On September 30, 2021, the Company issued $650.0 million in aggregate principal amount of its 2.850% notes due 2028 (the “2028 Notes”) pursuant to a supplemental indenture, dated as of September 30, 2021 (and together with the Base Indenture, the “2028 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
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

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The Company’s outstanding debt obligations were as follows:

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unamortized Debt Issuance Costs	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility(3)	$500,000	$233,019	$233,019	$—	$266,981	$266,981
Breckenridge Funding Facility	1,025,000	741,700	741,700	—	283,300	283,300
Big Sky Funding Facility	500,000	480,906	480,906	—	19,094	19,094
Revolving Credit Facility(4)	1,775,000	682,258	682,258	—	1,092,742	1,092,662
2026 Notes	800,000	800,000	796,343	3,657	—	—
New 2026 Notes	700,000	700,000	695,206	4,794	—	—
2027 Notes	650,000	650,000	641,412	8,588	—	—
2028 Notes	650,000	650,000	641,086	8,914	—	—
Total	$6,600,000	$4,937,883	$4,911,930	$25,953	$1,662,117	$1,662,037
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in U.S. dollars (USD) or certain other permitted currencies. As of December 31, 2023, the Company had no borrowings denominated in currencies other than USD.
(4)Under the Revolving Credit Facility, the Company may borrow in USD or certain other permitted currencies. As of December 31, 2023, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 1.0 million
•Euros (EUR) 94.4 million
•British Pounds (GBP) 66.9 million

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
(4)Under the Revolving Credit Facility, the Company may borrow in USD or certain other permitted currencies. As of December 31, 2022, the Company had borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 355.9 million
•Euros (EUR) 97.9 million
•British Pounds (GBP) 66.6 million

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
As of December 31, 2023 and December 31, 2022, $38.7 million and $44.5 million, respectively, of interest expense and $1.2 million and $0.8 million, respectively, of unused commitment fees were included in interest payable. For the years ended December 31, 2023, 2022 and 2021, the weighted average interest rate on all borrowings outstanding was 4.93%, 3.46%, and 2.92% (including unused fees and accretion of net discounts on unsecured debt), respectively, and the average principal debt outstanding was $5,275.4 million, $5,732.6 million and $4,000.8 million, respectively.
The components of interest expense were as follows:

	For the Year Ended December 31,
	2023	2022	2021
Borrowing interest expense	$246,642	$187,035	$107,900
Facility unused fees	4,971	2,131	2,791
Amortization of deferred financing costs	5,471	4,008	2,676
Amortization of original issue discount and debt issuance costs	9,336	10,405	7,102
Total Interest Expense	$266,420	$203,579	$120,469
Cash paid for interest expense	$256,478	$182,152	$94,552
Note 7. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2023 and December 31, 2022 the Company had unfunded commitments, including delayed draw terms loans and revolvers, with an aggregate amount of $985.9 million and $690.3 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle's allocation may change prior to the date of funding. In this regard, as of December 31, 2023 and December 31, 2022, the Company estimates that $221.3 million and $16.5 million, respectively, of investments that were committed but not yet funded.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At December 31, 2023 and December 31, 2022, management is not aware of any material pending legal proceedings.
Note 8. Net Assets
Shares Issued
The Company has the authority to issue an unlimited number of common shares of beneficial interest at $0.001 per share par value.
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

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
As of December 31, 2023, the Company is party to five separate equity distribution agreements with sales agents (“Equity Distribution Agreements”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $400.0 million of its common shares of beneficial interest. Sales of common shares made pursuant to the Equity Distribution Agreements may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415(a)(5) under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of the Company’s common shares, the Company’s capital needs, and the Company’s determination of the appropriate sources of funding to meet such needs. As of December 31, 2023, common shares with an aggregate sales price of $328.9 million remained available for issuance under the Equity Distribution Agreements.
The following table summarizes the total common shares issued and proceeds received, for the year ended December 31, 2023, through the “at-the-market” offering program (dollars in thousands except per share amounts):

Issuances of Common Shares	Number of Common Shares Issued	Gross Proceeds	Placement Fees/Offering Expenses	Net Proceeds	Average Share Price (1)
“At-the-market” Offering	17,144,870	$466,821	$1,297	$465,524	$27.15
(1) Represents the net offering price per share after deducting placement fees and commissions and offering expenses.
No common shares were issued for the year ended December 31, 2022, other than those issued through the Company's dividend reinvestment program.
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
Prior to September 8, 2021, the Company entered into additional subscription agreements (the “Subscription Agreements”) with investors providing for the private placement of the Company’s shares. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s shares up to the amount of their respective Capital Commitment on an as-needed basis each time the Company delivers a drawdown notice to its investors. As of September 8, 2021, all Capital Commitments in the amount of $3,926.3 million ($80.0 million from affiliates of the Adviser) had been drawn. As of December 31, 2021, the Company had received Capital Commitments totaling $3,926.3 million ($713.3 million remaining undrawn), of which $80.0 million ($8.0 million remaining undrawn) were from affiliates of the Adviser.
The following table summarizes the total common shares issued and proceeds received related to the Company’s capital drawdowns and IPO for the year ended December 31, 2021 (dollars in millions except share amounts):

Common Share Issuance Date	Number of Common Shares Issued	Aggregate Proceeds
June 8, 2021	13,869,637	$357.0
September 8, 2021	13,723,035	356.3
November 2021 (1)	10,557,000	264.4
Total	38,149,672	$977.7
(1) Includes proceeds (net of any underwriting fees) from our initial public offering and the underwriter's exercise of the over-allotment option.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Distributions
The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2023 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 27, 2023	March 31, 2023	April 27, 2023	$0.7000	$112,400
May 10, 2023	June 30, 2023	July 27, 2023	0.7000	115,783
June 20, 2023	September 30, 2023	October 26, 2023	0.7700	133,552
November 8, 2023	December 31, 2023	January 26, 2024	0.7700	143,052
Total distributions			$2.9400	$504,787
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
Pursuant to our dividend reinvestment plan, the following table summarizes the amounts and shares issued to shareholders who have not opted out of the Company’s DRIP during the year ended December 31, 2023 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 31, 2023	$5,132	208,510
April 27, 2023	5,439	213,130
July 27, 2023	4,635	172,888
October 26, 2023	5,445	205,149
Total distributions	$20,651	799,677

The following table summarizes the amounts and shares issued to shareholders who have not opted out of the Company's DRIP during the year ended December 31, 2022 (dollars in thousands except share amounts):

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
For the years ended December 31, 2023 and December 31, 2021, the Company did not repurchase any of its shares under the Share Repurchase Plans.
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
Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For The Year Ended December 31,
	2023	2022	2021
Net increase (decrease) in net assets resulting from operations	$611,951	$404,556	$460,422
Weighted average shares outstanding (basic and diluted)	167,615,433	166,072,919	144,510,122
Earnings (loss) per share (basic and diluted)	$3.65	$2.44	$3.19

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
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the years ended December 31, 2023, 2022 and 2021, permanent differences were as follows:

	For The Year Ended December 31,
	2023	2022	2021
Undistributed net investment income (loss)	$32,895	$60,532	$(17,556)
Accumulated net realized gain (loss)	$(15,911)	$(58,963)	$19,994
Paid In Capital	$(16,984)	$1,569	$(2,438)

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
During the years ended December 31, 2023, 2022 and 2021, permanent differences were principally related to $16.8 million, $1.4 million and $2.4 million, respectively, of U.S. federal excise taxes and $0.2 million, $0.2 million and $0.0 million, respectively, of non-deductible offering costs.
For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of December 31, 2023, 2022 and 2021, there were none.
The following reconciles the increase in net assets resulting from operations to taxable income for the years ended December 31, 2023, 2022 and 2021:

	For The Year Ended December 31,
	2023 (1)	2022	2021
Net increase (decrease) in net assets resulting from operations	$611,951	$404,556	$460,422
Net change in unrealized (appreciation) depreciation	54,573	122,149	(104,178)
Realized gains (losses) for tax not included in book income	(917)	(60)	310
Non-deductible capital gains incentive fees	(5,506)	(11,883)	16,312
Other non-deductible expenses and excise taxes	16,984	1,542	2,412
Net post-October capital loss deferral (reversal)	—	—	(4,293)
Taxable/distributable income	$677,085	$516,304	$370,985
(1)Tax information for the fiscal year ended December 31, 2023 is estimated and is not considered final until the Company files its tax return.
The components of accumulated gains (losses) as calculated on a tax basis for the years ended December 31, 2023, 2022 and 2021 were as follows:

	For The Year Ended December 31,
	2023	2022	2021
Distributable ordinary income	$281,140	$104,577	$104,080
Distributable capital gains	26,953	37,000	3,229
Other temporary book/tax differences	—	(5,506)	(17,389)
Net change in unrealized appreciation/(depreciation) on investments	(58,065)	(10,194)	109,941
Total accumulated under-distributed (over-distributed) earnings	$250,028	$125,877	$199,861
The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2023, December 31, 2022 and December 31, 2021 were as follows:

	For The Year Ended December 31,
	2023	2022	2021
Gross unrealized appreciation	$86,757	$88,353	$132,173
Gross unrealized depreciation	(146,095)	(129,296)	(22,232)
Net change in unrealized appreciation (depreciation)	$(59,338)	$(40,943)	$109,941

Tax cost of investments	$9,927,777	$9,658,192	$9,855,692

During the year ended December 31, 2023, $456.8 million and $47.9 million of the dividends declared were derived from ordinary income and capital gains, respectively, as determined on a tax basis.

During the year ended December 31, 2022, $470.0 million and $12.4 million of the dividends declared were derived from ordinary income and capital gains, respectively, as determined on a tax basis.

All of the dividends declared during the year ended December 31, 2021 were derived from ordinary income, as determined on a tax basis.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
BGSL Investments, a wholly-owned subsidiary that was formed in 2019, is a Delaware LLC which has elected to be treated as a corporation for U.S. tax purposes. As such, BGSL Investments is subject to U.S. Federal, state and local taxes. For the Company's tax year ended December 31, 2023, BGSL Investments activity did not result in a material provision for income taxes.

Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that no provision for income tax is required in the Company’s financial statements. The Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
Note 11. Financial Highlights and Senior Securities
The following are the financial highlights for the years ended December 31, 2023, 2022, 2021, 2020, 2019 and for the period ended December 31, 2018:

	For The Year Ended December 31,					For the Period Ended December 31,
	2023	2022	2021	2020	2019	2018 (6)
Per Share Data (1):
Net asset value, beginning of period	$25.93	$26.27	$25.20	$26.02	$24.57	$25.00
Net investment income	3.90	2.91	2.43	2.51	2.18	0.17
Net change in unrealized and realized gain (loss)	(0.24)	(0.47)	0.76	(0.22)	0.96	(0.57)
Net increase (decrease) in net assets resulting from operations	3.66	2.44	3.19	2.29	3.14	(0.40)
Distributions declared (2)	(2.94)	(2.91)	(2.03)	(2.30)	(2.00)	—
Net increase (decrease) in net assets from capital share transactions	0.01	0.13	(0.09)	(0.81)	0.31	(0.03)
Total increase (decrease) in net assets	0.73	(0.34)	1.07	(0.82)	1.45	(0.43)
Net asset value, end of period	$26.66	$25.93	$26.27	$25.20	$26.02	$24.57
Shares outstanding, end of period	185,782,408	160,362,861	169,274,033	129,661,586	64,289,742	9,621,319
Total return based on NAV (3)	14.7%	10.3%	12.6%	6.5%	14.4%	(1.7)%
Total return based on market value (4)	37.4%	(26.1)%	32.1%	N/A	N/A	N/A
Ratios:
Ratio of net expenses to average net assets (5)	10.9%	8.4%	7.2%	6.5%	8.5%	8.9%
Ratio of net investment income to average net assets (5)	14.6%	11.1%	9.3%	10.4%	8.5%	6.1%
Portfolio turnover rate	13.4%	9.9%	35.4%	46.8%	31.5%	—%
Supplemental Data:
Net assets, end of period	$4,952,041	$4,158,966	$4,447,479	$3,267,809	$1,673,117	$236,365
Asset coverage ratio	200.3%	174.8%	180.2%	230.0%	215.1%	227.8%
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
(5)Amounts are annualized except for expense support amounts relating to organizational costs and management fee and income based incentive fee waivers by the Adviser (refer to Note 3). For the years ended December 31, 2023, 2022, 2021, 2020, 2019 and the period ended December 31, 2018, the ratio of total operating expenses to average net assets was 11.7%, 9.3%, 7.4%, 6.4%, 8.5%, and 14.1% respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser which represented (0.8)%, (0.9)%, (0.2)%, (0.1)%, (0.0)% and 5.2%, respectively, of average net assets.
(6)The period ended December 31, 2018 represents the period from November 20, 2018 (commencement of operations) to December 31, 2018.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
The following is information about the Company’s senior securities as of the dates indicated in the below table:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1) ($ in millions)	Asset Coverage per Unit (2) ($ in millions)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Subscription Facility (5)
December 31, 2023	$—	$—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	119.8	2,151	—	N/A
December 31, 2018	—	—	—	N/A
Jackson Hole Funding Facility
December 31, 2023	233.0	2,003	—	N/A
December 31, 2022	360.0	1,748	—	N/A
December 31, 2021	361.0	1,802	—	N/A
December 31, 2020	362.3	2,300	—	N/A
December 31, 2019	514.2	2,151	—	N/A
December 31, 2018	120.0	2,278	—	N/A
Breckenridge Funding Facility
December 31, 2023	741.7	2,003	—	N/A
December 31, 2022	825.0	1,748	—	N/A
December 31, 2021	568.7	1,802	—	N/A
December 31, 2020	569.0	2,300	—	N/A
December 31, 2019	820.3	2,151	—	N/A
December 31, 2018	65.0	2,278	—	N/A
Big Sky Funding facility
December 31, 2023	480.9	2,003	—	N/A
December 31, 2022	499.6	1,748	—	N/A
December 31, 2021	499.6	1,802	—	N/A
December 31, 2020	200.3	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
Revolving Credit Facility
December 31, 2023	682.3	2,003	—	N/A
December 31, 2022	678.4	1,748	—	N/A
December 31, 2021	915.0	1,802	—	N/A
December 31, 2020	182.9	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2023 Notes (6)
December 31, 2023	—	—	—	N/A
December 31, 2022	400.0	1,748	—	N/A
December 31, 2021	400.0	1,802	—	N/A
December 31, 2020	400.0	2,300	—	N/A

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1) ($ in millions)	Asset Coverage per Unit (2) ($ in millions)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
December 31, 2019	$—	$—	—	N/A
December 31, 2018	—	—	—	N/A
2026 Notes
December 31, 2023	800.0	2,003	—	N/A
December 31, 2022	800.0	1,748	—	N/A
December 31, 2021	800.0	1,802	—	N/A
December 31, 2020	800.0	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
New 2026 Notes
December 31, 2023	700.0	2,003	—	N/A
December 31, 2022	700.0	1,748	—	N/A
December 31, 2021	700.0	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2027 Notes
December 31, 2023	650.0	2,003	—	N/A
December 31, 2022	650.0	1,748	—	N/A
December 31, 2021	650.0	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2028 Notes
December 31, 2023	650.0	2,003	—	N/A
December 31, 2022	650.0	1,748	—	N/A
December 31, 2021	650.0	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
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

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except per share data, percentages and as otherwise noted)
Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of December 31, 2023, except as discussed below.
On February 28, 2024 the Board declared a distribution of $0.77 per share, which is payable on April 26, 2024, to shareholders of record as of March 31, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.
Item 9A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to ensure that information required to be disclosed in the company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer. Based upon this evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures are (a) effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our Co-Chief Executive Officers and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on its financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2023 was effective.
(c) Attestation Report of the Registered Public Accounting Firm
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting which is included herein.

(d) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Section 13(r) Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Mundys S.p.A., formerly “Atlantia S.p.A.,” which may be, or may have been at the time considered to be, an affiliate of Blackstone and, therefore, our affiliate.
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
Effective October 18, 2021, the Board was divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I trustees will expire at the 2025 annual meeting of shareholders; the terms of our Class II trustees will expire at the 2026 annual meeting of shareholders; and the terms of our Class III trustees will expire at the 2024 annual meeting of shareholders. On September 15, 2023, the Company held its 2023 annual meeting of shareholders, at which, among other things, our Class II trustees were elected to the Board to serve as trustees until the later of the Company’s 2026 annual meeting of shareholders or until their successors have been duly elected and qualified.
Trustees
Information regarding the Board is as follows:

Name	Year of Birth	Position	Trustee Class	Trustee Since
Interested Trustee:
Brad Marshall	1972	Trustee, Chairperson, and Co-Chief Executive Officer	Class III	2018
Vikrant Sawhney	1970	Trustee	Class I	2021
Independent Trustees:
Robert Bass	1949	Trustee	Class II	2018
Tracy Collins	1963	Trustee	Class III	2018
Vicki Fuller	1957	Trustee	Class I	2020
James F. Clark	1961	Trustee	Class I	2020
Michelle Greene	1969	Trustee	Class II	2022
The address for each of our trustees is c/o Blackstone Credit BDC Advisors LLC, 345 Park Avenue, 31st Floor, New York, NY 10154.
Executive Officers Who are Not Trustees

Name	Year of Birth	Position	Officer Since
Jonathan Bock	1982	Co-Chief Executive Officer	January 2023
Carlos Whitaker	1976	President	September 2021
Teddy Desloge	1988	Chief Financial Officer	May 2023
Katherine Rubenstein	1978	Chief Operating Officer	August 2021
Matthew Alcide	1987	Chief Accounting Officer and Treasurer	May 2023 (CAO); October 2023 (Treasurer)
Oran Ebel	1979	Chief Legal Officer and Secretary	August 2023
William Renahan	1969	Chief Compliance Officer	August 2022
Stacy Wang	1989	Head of Stakeholder Relations	May 2023

Trustees
Our trustees have been divided into two groups—interested trustees and independent trustees. An interested trustee is an “interested person” as defined in Section 2(a)(19) of the 1940 Act.
Interested Trustees
Brad Marshall (Portfolio Manager), Trustee, Chairperson and Co-Chief Executive Officer of the Company, Global Head of Private Credit Strategies and Senior Managing Director of Blackstone. Mr. Marshall is Co-CEO of both BXSL and Blackstone Private Credit Fund (“BCRED”). Mr. Marshall also sits on the various investment committees of Blackstone Credit & Insurance. Before joining Blackstone Credit & Insurance in 2005, Mr. Marshall worked in various roles at RBC, including fixed income research and business development within RBC’s private equity funds effort. Prior to RBC, Mr. Marshall helped develop a private equity funds business for TAL Global, a Canadian asset management division of CIBC, and prior to that, he co-founded a microchip verification software company where he served as Chief Financial Officer. Mr. Marshall received an M.B.A. from McGill University in Montreal and a B.A. (Honors) in Economics from Queen’s University in Kingston, Canada. Mr. Marshall also serves on the board of trustees of BCRED.
Vikrant Sawhney, Trustee of the Company and Senior Managing Director, Chief Administrative Officer of Blackstone. Mr. Sawhney currently serves as Chief Administrative Officer and Global Head of Institutional Client Solutions of Blackstone Inc., an affiliate of the Adviser. Since joining Blackstone in 2007, Mr. Sawhney started Blackstone Capital Markets and also served as the Chief Operating Officer of the Private Equity group. Before joining Blackstone, Mr. Sawhney worked as a Managing Director in the Financial Sponsors Group at Deutsche Bank, and prior to that was an Associate at the law firm Simpson Thacher & Bartlett LLP. Mr. Sawhney represented Blackstone as a Rockefeller Fellow during 2010-2011, and currently sits on the board of the Blackstone Charitable Foundation. He is also the Board Chair of Dream, an east Harlem-based educational and social services organization. He graduated from Dartmouth College and received a J.D. from Harvard Law School. Mr. Sawhney also serves on the board of trustees of BCRED.
Independent Trustees
Robert Bass, Mr. Bass has served on the board of Groupon, Inc. since June 2012. He served as a Vice Chairman of Deloitte & Touche LLP from 2006 through June 2012, and was a Partner in Deloitte from 1982 through June 2012, where he specialized in e-commerce, mergers and acquisitions, SEC filings and related issues. At Deloitte, Mr. Bass was responsible for all services provided to Forstmann Little and its portfolio companies and was the advisory partner for Blackstone, DIRECTV, 24 Hour Fitness, McKesson, IMG and CSC. In addition, he has been an advisory partner for RR Donnelley, Automatic Data Processing, Community Health Systems, and Avis Budget. Mr. Bass has served on the board of directors of Sims Metal Management (ASX: SGM.AX) and as a member of the risk and audit committee from September 2013 to December 31, 2018, including as Chairman of the risk and audit committee from November 2014, the board of directors and as a member of the audit committee of Apex Tool Group, LLC since December 2014, including as Chairman of the audit committee since April 2015, the board of directors and as Chairman of the audit committee of New Page Corporation from January 2013 (emergence from chapter XI) to January 2015 (sale of the company), and the board of directors and as Chairman of the audit committee of Redfin Corporation (NASDAQ: RDFN) since October 2016. Mr. Bass served on the board of directors of Bowlero Corporation and as the Chairman of the audit committee starting in December 2021. Mr. Bass is a certified public accountant licensed in New York and Connecticut. He is a member of the American Institute of Certified Public Accountants and the Connecticut State Society of Certified Public Accountants. Mr. Bass also serves on the board of trustees of BCRED.
Tracy Collins, Ms. Collins is an independent finance professional and most recently served as CEO to SmartFinance LLC (2013-2017), a Fintech startup purchased by MidFirst Bank in December of 2017. During her career in financial services, Ms. Collins worked as a Senior Managing Director (Partner) and Head of Asset-Backed Securities Research at Bear Stearns & Co., Inc. for six years and prior to that as a Managing Director (Partner) and Head of Asset-Backed Securities and Structured Products at Credit Suisse (formerly known as Credit Suisse First Boston) for nine years. During her tenure as a structured product specialist, Ms. Collins was consistently recognized as a “First Team All American Research Analyst.” Ms. Collins served as an independent director for KKR Financial from August 2006 to May 2014. She graduated from the University of Texas at Austin in the Plan II Honors Program. Ms. Collins’ spouse is the founder, managing partner and co-Chief Investment Officer of Good Hill Partners LP (“Good Hill”). Good Hill is a registered investment adviser that manages various types of collective investment vehicles and investment accounts. Affiliates of the Adviser (but not the Adviser) have invested on behalf of their clients in Good Hill-managed vehicles or accounts since 2010, and the amount of such investment is material to Good Hill. Ms. Collins also serves on the board of trustees of BCRED.

Vicki Fuller, Ms. Fuller is founder and CEO of VLF Development LLC, where she oversees the execution of complex institutional advisory assignments. She previously has served as a Director of The Williams Companies, Inc. from 2018 to 2021, which she joined after retirement from the New York State Common Retirement Fund (“NYSCRF”), where she served as Chief Investment Officer from 2012 to 2018. NYSCRF is the third largest public pension fund in the nation and holds and invests the assets of the New York State and Local Retirement System on behalf of more than one million state and local government employees and retirees and their beneficiaries. Prior to joining NYSCRF, Ms. Fuller spent 27 years in leadership positions at AllianceBernstein Holding L.P., a global investment manager with more than $500 billion in assets under management. Ms. Fuller joined the company in 1993 from the Equitable Capital Management Corporation, which was acquired by Alliance Capital Management LP (in 2000, the company became AllianceBernstein LP after the company acquired Sanford C. Bernstein). In 2021, Ms. Fuller was appointed to the board of directors of Gusto, a company that provides cloud-based payroll, benefits and human resource management software for businesses. In 2019, Ms. Fuller was appointed to the board of directors of Treliant, LLC, an international multi-industry consulting firm specializing in regulatory requirements. In 2018, Ms. Fuller was appointed to the board of trustees for Fidelity Equity and High Income Funds. Ms. Fuller, who was inducted into the National Association of Securities Professionals Wall Street Hall of Fame, was named to Chief Investment Officer Magazine’s “Power 100” and received the Urban Technology Center’s Corporate Leadership Award. She has also been named one of the most powerful African Americans on Wall Street by Black Enterprise. In 2023, Ms. Fuller was appointed to the board of trustees of the Robert Wood Johnson Foundation. She has also been named one of the most powerful African Americans on Wall Street by Black Enterprise. Ms. Fuller also serves on the board of trustees of BCRED.
James F. Clark, Mr. Clark has served as a Partner with Sound Shore Management, Inc. (“Sound Shore”), which he joined in 2004. At Sound Shore, Mr. Clark is a generalist on the investment team, responsible for the firm’s investments in energy, industrials, materials, and utilities. His tenure also includes heading Sound Shore’s Environmental, Social, and Governance (ESG) Committee and having served on its Investment Committee and operating committee. Previously, Mr. Clark worked at Credit Suisse First Boston (“CSFB”) from 1984 to 2004, most recently as a Managing Director from 1996 to 2004. At CSFB, Mr. Clark served as Head of US Equity Research, from 2000-2004, and as the firm’s International and Domestic Oil Analyst, from 1989-2000. Mr. Clark was selected to Institutional Investor magazine’s All America Research teams, 1993-1999. Mr. Clark was also named a Wall Street Journal All-Star Analyst, for both International and Domestic Oils from 1993-1999. Mr. Clark was also recognized by the Wall Street Journal as an All-Star Analyst from 1994 to 1999, and named to that newspaper’s All-Star Analyst Hall of Fame in 1998 and 1999. Mr. Clark has an M.B.A. from Harvard University and a B.A. from Williams College, cum laude and with highest honors. Mr. Clark also served as a winter adjunct faculty member at Williams College, 2020-2021. Mr. Clark brings a broad range of knowledge and experience with investing in and analyzing securities investments, and his experience managing investments is a significant resource for the Company. Mr. Clark also serves on the board of trustees of BCRED.
Michelle Greene, Ms. Greene is President Emeritus and a board member and Advisor to the Long-Term Stock Exchange (“LTSE”), a venture-backed, SEC-approved National Market System exchange with listing standards designed to support companies seeking to partner with long-term shareholders, engage a broad group of stakeholders and build their businesses over time. In this role, she provides guidance to executives on governance and policy issues, including related to ESG, the role of the board, long-term investor and stakeholder engagement and IPOs. She also is on the board of directors and a Fellow at the Aspen Institute Business & Society Program, which works with executives, investors, and scholars to align business decisions and investments with the long-term health of society and the planet. Prior to LTSE, Ms. Greene was Senior Vice President and Head of Global Corporate Responsibility at the New York Stock Exchange (NYSE), where she launched and led its global ESG team, advised Fortune 500 companies on sustainability programs and served as Executive Director of the NYSE Foundation. Previously, she served at the U.S. Department of the Treasury under two administrations, working on financial markets policy, including government response to the 2008 financial crisis and policy development on financial inclusion. Ms. Greene was also a Consultant at McKinsey & Company and led the Carr Center for Human Rights Policy at Harvard University, having begun her career as a corporate securities lawyer. Ms. Greene has been a member of recent Aspen Institute working groups on employee voice on corporate boards and executive compensation and previously served on World Economic Forum advisory boards on financial inclusion and gender parity. She was previously Executive Director of the President’s Advisory Council on Financial Literacy and Financial Inclusion, a member of the White House Council on Women and Girls and an adjunct professor at Columbia University’s School of International and Public Affairs. Ms. Greene graduated from Dartmouth College and received a J.D. from Harvard Law School. Ms. Greene also serves on the board of trustees of BCRED.

Executive Officers Who Are Not Trustees
Jonathan Bock, Co-Chief Executive Officer of the Company and Global Head of Market Research of Blackstone Credit & Insurance and Senior Managing Director of Blackstone. Prior to joining Blackstone, Mr. Bock was the Chief Executive Officer of Barings BDC. In addition to this role, he served as the Co-Chief Executive Officer and President of Barings Private Credit Corporation, and Chief Financial Officer of Barings Capital Investment Corporation, Barings Corporate Investors, and Barings Participation Investors. Prior to joining Barings in July 2018, Mr. Bock was a Managing Director and Senior Equity Analyst at Wells Fargo Securities specializing in BDCs. He was the chief author of a leading BDC quarterly research publication: the BDC Scorecard. He is also published in the Journal of Alternative Investments. Prior to Wells Fargo, Mr. Bock followed the BDC industry at Stifel Nicolaus & Company and A.G. Edwards Inc. Prior to entering sell-side research in 2006, Mr. Bock was an equity portfolio manager/analyst at Busey Wealth Management in Champaign, Illinois. Mr. Bock holds a Bachelor of Science in finance from the University of Illinois College of Business and is a member of the CFA Institute. Mr. Bock also serves as the Co-Chief Executive Officer of BCRED.
Carlos Whitaker, President of the Company and Senior Managing Director of Blackstone. Before joining Blackstone Credit & Insurance, Mr. Whitaker had a 21-year career at Credit Suisse where he was a Managing Director and senior executive in the Global markets division. Mr. Whitaker is a member of the McCombs School of Business Advisory Council at the University of Texas at Austin. Mr. Whitaker also sits on the boards of New York for McCombs and Rising Stars Capital Management, which is a nonprofit focused on improving diversity in the finance industry. Mr. Whitaker received a Bachelor of Arts from the Plan II Honors Program, a Bachelor of Business Administration in Accounting, and a Master of Professional Accounting from the University of Texas at Austin, where he graduated with honors. Mr. Whitaker also serves as the President of BCRED.
Teddy Desloge (Portfolio Manager), Chief Financial Officer of the Company and Managing Director of Blackstone. Mr. Desloge is involved with investment management for Blackstone Credit & Insurance’s various direct lending vehicles. Since joining Blackstone Credit & Insurance in 2015, Mr. Desloge has focused on origination, research, and execution of private and opportunistic credit investments across industries, and supporting Blackstone Credit & Insurance’s Private Credit Strategies. Before joining Blackstone Credit & Insurance in 2015, Mr. Desloge was an Associate at Gefinor Capital where he focused on origination, research and execution of private credit and equity investments. He started his career in the Leveraged Finance Group at Jefferies. Mr. Desloge graduated from Hobart & William Smith Colleges with a B.A. and a major in Economics. Mr. Desloge also serves as the Chief Financial Officer of BCRED.
Katherine Rubenstein, Chief Operating Officer of the Company and Managing Director of Blackstone. Since joining Blackstone in 2015, Ms. Rubenstein created and led the GSO Advantage platform (now Blackstone Credit & Insurance Value Creation), which brings Blackstone’s broad set of capabilities to drive operational efficiencies and growth for Blackstone Credit & Insurance’s portfolio companies. She subsequently created and led the Blackstone Credit & Insurance Value Creation Program, focusing on building networks and expanding access to resources for portfolio companies across Blackstone business units. Ms. Rubenstein is on the Blackstone Charitable Foundation Leadership Council and on the board of Let’s Get Ready, a non-profit organization that provides low-income and first generation to college students support to gain admission to and graduate from college. Before joining Blackstone, Ms. Rubenstein originated senior secured loans and equipment finance opportunities in the industrial, consumer, and retail sectors for GE Capital and prior to that worked in brand management at World Kitchen. Ms. Rubenstein received an M.B.A. from The Johnson Graduate School of Management at Cornell University, where she was a Roy H. Park Leadership Fellow, and an A.B. from Dartmouth College. Ms. Rubenstein also serves as the Chief Operating Officer of BCRED.
Matthew Alcide, Chief Accounting Officer and Treasurer of the Company and Senior Vice President of Blackstone. Mr. Alcide is a member of the Blackstone Credit & Insurance BDC Finance Group where he oversees the accounting and financial reporting for Blackstone’s BDCs. Prior to joining Blackstone, Mr. Alcide was a Director in the New York and London offices of PricewaterhouseCoopers where he provided assurance and accounting services to companies and investment funds across the asset management, investment banking and broker-dealer industries with a focus on SEC registrants and other publicly traded entities. Mr. Alcide graduated magna cum laude from Providence College with a B.S. in Accounting. Mr. Alcide is a Certified Public Accountant licensed in the State of New York. Mr. Alcide also serves as the Chief Accounting Officer and Treasurer of BCRED.

Oran Ebel, Chief Legal Officer and Secretary of the Company and Managing Director of Blackstone. Mr. Ebel is Deputy General Counsel of Blackstone Credit & Insurance and a Managing Director in Blackstone’s Legal & Compliance Group. Mr. Ebel oversees legal matters relating to Blackstone Credit & Insurance’s BDCs, is responsible for legal matters relating to Blackstone Credit & Insurance’s Private Credit investments and plays a key role overseeing other legal functions relating to Blackstone’s Credit business. Prior to joining Blackstone in 2013, Mr. Ebel was an associate in the Finance Group of Debevoise & Plimpton LLP in New York. Mr. Ebel received an A.B., cum laude, from Princeton University and a J.D., cum laude, from New York University School of Law. Mr. Ebel also serves as the Chief Legal Officer and Secretary of BCRED.
William Renahan, Chief Compliance Officer of the Company and Managing Director of Blackstone. Prior to joining Blackstone in 2022, Mr. Renahan had been working in the Investment Management industry for over 25 years. He has previously been an associate in the New York office of Battle Fowler LLP (which subsequently “merged” into Paul Hastings LLP). He also served for approximately 13 years at Legg Mason and predecessor firms as a Managing Director and Senior Counsel. Mr. Renahan’s position immediately prior to joining Blackstone was Senior Managing Director and Chief Compliance Officer of Duff & Phelps Investment Management and its affiliated funds. Mr. Renahan has been an active member of the Investment Company Institute and served as Chairman of the ICI’s Closed-end Fund Committee from 2014—2018. He holds a B.A. from Hobart College, a J.D., cum laude, from Albany Law School (where he was also an editor of the Albany Law Review), and a Master of Laws in Taxation from New York University School of Law. Mr. Renahan also serves as the Chief Compliance Officer of BCRED.
Stacy Wang, Head of Stakeholder Relations of the Company and Managing Director of Blackstone. Prior to her current role, Ms. Wang focused on fundraising, product strategy, and client relationships across private and opportunistic credit products for institutional and retail investors in Blackstone Credit & Insurance products. Prior to joining Blackstone Credit & Insurance in 2015, Ms. Wang worked as an Investment Banking Associate at Natixis, where she focused on leveraged finance and M&A transactions. Ms. Wang graduated from the Stern School of Business at New York University with a B.S. in Finance and Journalism. Ms. Wang also serves as the Head of Stakeholder Relations of BCRED.
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
Dollar Range of Equity Securities Beneficially Owned by Directors
The following table sets forth the dollar range of equity securities of the Company beneficially owned by each trustee as of February 20, 2024:

	Dollar Range of Equity Securities in the Company (1)(2)	Dollar Range of Equity Securities in the Fund Complex (1)(2)(3)
Interested Trustees
Brad Marshall	over $100,000	over $100,000
Vikrant Sawhney	None	over $100,000
Independent Trustees
Robert Bass	over $100,000	over $100,000
Tracy Collins	None	None
Vicki Fuller	None	None
James F. Clark	None	over $100,000
Michelle Greene	None	None
(1)Dollar ranges are as follows: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or over $100,000.
(2)Dollar ranges were determined using the number of shares that are beneficially owned as of February 20, 2024, multiplied by the Company’s net asset value per share as of December 31, 2023.
(3)The “Fund Complex” consists of the Company, Blackstone Private Credit Fund, the Blackstone Credit & Insurance Closed-End Funds (Blackstone Senior Floating Rate Term Fund, Blackstone Long-Short Credit Income Fund, Blackstone Strategic Credit Fund and Blackstone Floating Rate Enhanced Income Fund) and Blackstone Alternative Multi-Strategy Fund.

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

	Total Compensation earned from the Company for Fiscal Year 2023 (3)	Total Compensation earned from Fund Complex for Fiscal Year 2023 (4)
Interested Trustees
Brad Marshall (1)	$—	$—
Vikrant Sawhney (1)	$—	$—
Independent Trustees
Robert Bass (2)	$190,500	$378,500
Tracy Collins	$180,500	$361,000
Vicki Fuller	$173,500	$347,000
James F. Clark	$180,500	$361,000
Michelle Greene	$180,500	$361,000
(1)These are interested trustees and, as such, do not receive compensation from the Company or the Fund Complex for their services as trustees.
(2)Includes compensation as Chairman of the Audit Committee.
(3)The Company does not have a profit-sharing plan, and trustees do not receive any pension or retirement benefits from the Company.
(4)The Blackstone Credit & Insurance Closed-End Funds and Blackstone Alternative Multi Strategy Fund do not pay compensation to the trustees of the Company. Blackstone Private Credit Fund does pay compensation to the Independent Trustees of the Company.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth, as of February 20, 2024, the beneficial ownership of each current trustee, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares, and the executive officers and trustees as a group. Percentage of beneficial ownership is based on 191,600,986 shares outstanding as of February 20, 2024.
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

	Type of Ownership	Number of Shares Owned	Percentage
Interested Trustees
Brad Marshall	Record/Beneficial	203,284	*
Vikrant Sawhney	—	—	—
Independent Trustees
Robert Bass	Record/Beneficial	13,640	*
Tracy Collins	—	—	—
Vicki Fuller	—	—	—
James F. Clark	—	—	—
Michelle Greene	—	—	—
Executive Officers Who Are Not Directors
Jonathan Bock	—	—	—
Carlos Whitaker	Record/Beneficial	3,895	*
Teddy Desloge	—	—	—
Katherine Rubenstein	Record/Beneficial	3,839	*
Matthew Alcide	—	—	—
Oran Ebel	—	—	—
William Renahan	—	—	—
Stacy Wang	Record/Beneficial	9,708	*
All Trustees and Executive Officers as a Group (15 persons)		234,366	*
Five-Percent Shareholder
Greenwich Venture Capital LLC (1)	Record/Beneficial	12,595,999	6.6%
QIA FIG Glass Holding Limited (2)	Record/Beneficial	13,723,035	7.2%
* Amounts round to less than 1%
(1)Beneficial ownership information is based on information contained in the Schedule 13G/A filed on February 14, 2024 jointly by Greenwich Venture Capital LLC (“Greenwich Venture”), Locust Street Associates GP, LLC (“Locust Street”) and Michael Karp. According to the schedule, 12,595,999 of our Common Shares are held directly by Greenwich Venture. Locust Street is the sole member of Greenwich Venture. Mr. Karp is the sole member of Locust Street. Locust Street and Mr. Karp may be deemed to beneficially own the Common Shares held directly by Greenwich Venture. Included in the Number of Shares Owned listed above as beneficially owned by Mr. Karp are 12,595,999 shares over which Mr. Karp has shared voting power, and 12,595,999 shares over which Mr. Karp has shared dispositive power. In addition to the shares of our Common Shares listed above, Mr. Karp directly holds 3,275,976 shares over which Mr. Karp has sole voting and dispositive power. The address of each of the above is 1062 Lancaster Avenue, Suite 30B, Bryn Mawr, PA 19010.
(2)The address for QIA FIG Glass Holding Limited is Ooredoo Tower (Building 14), Al Dafna Street (Street 801), Al Dafna (Zone 61), Doha, State of Qatar.

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
For the years ended December 31, 2023, 2022 and 2021, base management fees were $98.1 million, $101.7 million and $62.4 million, respectively, of which $20.2 million, $25.4 million and $4.2 million, respectively, were waived. As of December 31, 2023 and December 31, 2022, $23.0 million and $18.6 million, respectively, was payable to the Adviser relating to management fees.
For the years ended December 31, 2023, 2022 and 2021, the Company accrued income based incentive fees of $134.2 million, $97.2 million and $67.3 million, respectively, of which $15.6 million, $13.9 million and $2.3 million, respectively, were waived. As of December 31, 2023 and December 31, 2022, $34.4 million and $24.8 million, respectively was payable to the Adviser for income based incentive fees.
For the years ended December 31, 2023 and 2022 the Company reversed previously accrued capital gains incentive fees of $(5.5) million, $(11.9) million, respectively as a result of changes in net realized and unrealized losses for these years. For the year ended December 31, 2021, the Company accrued capital gains incentive fees of $16.3 million. As of December 31, 2023 and December 31, 2022, no amount was payable to the Adviser for capital gains based incentive fees.
For the years ended December 31, 2023, 2022 and 2021, the Company incurred $2.2 million, $2.7 million and $2.4 million, respectively, under the Administration Agreement, which were recorded in administrative service fees in the Company’s Consolidated Statements of Operations. As of December 31, 2023 and December 31, 2022, $1.1 million and $1.2 million, respectively, was unpaid and included in due to affiliate in the Consolidated Statements of Assets and Liabilities.
Co-Investment Relief
We have in the past co-invested, and in the future may co-invest, with certain affiliates of the Adviser. We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Company's Board has established Board Criteria clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more Blackstone Credit & Insurance BDCs and other public or private Blackstone Credit & Insurance funds that target similar assets. If an investment falls within the Board Criteria, Blackstone Credit & Insurance must offer an opportunity for the Blackstone Credit & Insurance BDCs to participate. The Blackstone Credit & Insurance BDCs may determine to participate or not to participate, depending on whether Blackstone Credit & Insurance determines that the investment is appropriate for the Blackstone Credit & Insurance BDCs (e.g., based on investment strategy). The co-investment is generally allocated to us, any other Blackstone Credit & Insurance BDCs and the other Blackstone Credit & Insurance funds that target similar assets pro rata based on available capital in the applicable asset class. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.

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
Item 14. Principal Accounting Fees and Services.
Audit Fees
The aggregate audit fees billed by Deloitte & Touche LLP for the years ended December 31, 2023 and 2022 were $1.2 million and $1.0 million, respectively.
Fees included in the audit fees category are those associated with the annual audit of the Company’s financial statements and services that are normally provided in connection with statutory and regulatory filings.
Audit-Related Fees
The aggregate audit-related fees billed by Deloitte & Touche LLP for the years ended December 31, 2023 and 2022 were $0.2 million and $0.1 million, respectively.
Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
No audit related fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2023, 2022 and 2021.
Tax Fees
No tax fees were billed by Deloitte & Touche LLP for services rendered to the Company for professional tax services for the years ended December 31, 2023, 2022 and 2021.
Fees included in the tax fees category comprise all services performed by professional staff in the independent registered public accountant’s tax division except those services related to the audits. This category comprises fees for services provided in connection with the preparation and review of the Company’s tax returns.

No tax fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2023, 2022 and 2021.
All Other Fees
No fees were billed by Deloitte & Touche LLP for products and services provided to the Company, other than the services reported in “Audit Fees” and “Audit Related Fees” above, for the years ended December 31, 2023, 2022 and 2021.
No fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2023, 2022 and 2021.
Aggregate Non-Audit Fees
No non-audit fees were billed to the Adviser and service affiliates by Deloitte & Touche LLP for non-audit services for the years ended December 31, 2023, 2022 and 2021. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following documents are filed as part of this annual report:
(1)Financial Statements – Financial statements are included in Item 8. See the Index to the consolidated financial statements on page 132 of this annual report on Form 10-K.
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

Exhibit Number	Description of Exhibits
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

10.9.2
Second Amendment to Amended and Restated Loan and Security Agreement among Jackson Hole Funding, the Company, the lenders party thereto, Citibank, N.A., Virtus Group, LP and JPMorgan Chase Bank, National Association, dated November 15, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 17, 2023).

10.9.3
Third Amendment to Amended and Restated Loan and Security Agreement among Jackson Hole Funding, the Company, the lenders party thereto, Citibank, N.A., Virtus Group, LP and JPMorgan Chase Bank, National Association, dated December 18, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2023).

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

10.10.6
Sixth Amendment to the Revolving Credit Agreement among Breckenridge Funding, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated February 28, 2022 (incorporated by reference to Exhibit 10.10.6 to the Company’s Annual Report on Form 10-K filed on February 27, 2023).

10.10.7
Seventh Amendment to the Revolving Credit Agreement among Breckenridge Funding, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated May 19, 2022 (incorporated by reference to Exhibit 10.10.7 to the Company’s Annual Report on Form 10-K filed on February 27, 2023).

10.10.8
Eighth Amendment to the Revolving Credit Agreement among Breckenridge Funding, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated November 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2023).

10.10.9	Ninth Amendment to the Revolving Credit Agreement among Breckenridge Funding, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated January 17, 2024.*

10.11
Second Amended and Restated Credit Agreement among Big Sky Funding, the lender parties thereto, and Bank of America, N.A., dated June 29, 2022 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 27, 2023).

10.11.1
First Amendment to the Second Amended and Restated Credit Agreement among Big Sky Funding, the lender parties thereto, and Bank of America, N.A., dated March 30, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2023).

10.12
Amendment and Restated Agreement, dated as of June 28, 2022, to the Senior Secured Credit Agreement, dated as of June 15, 2020, by and among the Company, each of the lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2022).

10.12.1
Second Amended and Restated Senior Secured Credit Agreement, dated as of June 28, 2022, by and among the Company, each of the lenders from time to time party thereto, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 30, 2022).

10.12.2
First Amendment, Extension Agreement and Incremental Assumption Agreement to the Second Amended and Restated Senior Secured Credit Agreement dated June 9, 2023, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2023).

Exhibit Number	Description of Exhibits
10.12.3
Second Amended and Restated Senior Secured Credit Agreement dated June 9, 2023, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 13, 2023).

10.13
Form of Equity Distribution Agreement, dated as of March 3, 2023, by and among Blackstone Secured Lending Fund, Blackstone Credit BDC Advisors LLC, Blackstone Alternative Credit Advisors LP and the sales agent party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2023).**

10.14
Form of Equity Distribution Agreement, dated as of June 30, 2023, by and among Blackstone Secured Lending Fund, Blackstone Credit BDC Advisors LLC, Blackstone Alternative Credit Advisors LP and the sales agent party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2023).**

10.15
Form of Equity Distribution Agreement, dated as of December 1, 2023, by and among Blackstone Secured Lending Fund, Blackstone Credit BDC Advisors LLC, Blackstone Alternative Credit Advisors LP and the sales agent party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 1, 2023).**

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K filed February 27, 2023).

21.1	Subsidiaries*

23.1	Consent of Deloitte and Touche LLP*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

97.1	Blackstone Secured Lending Fund Incentive Compensation Clawback Policy*

99.1	Section 13(r) Disclosure*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

Exhibit Number	Description of Exhibits
101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_________________________
*    Filed herewith.
**    Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blackstone Secured Lending Fund

Date: February 28, 2024	By:	/s/ Brad Marshall
Brad Marshall
Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on February 28, 2024.

Name	Title

/s/ Brad Marshall	Co-Chief Executive Officer (Principal Executive Officer) and Trustee
Brad Marshall

/s/ Jonathan Bock	Co-Chief Executive Officer (Principal Executive Officer)
Jonathan Bock

/s/ Teddy Desloge	Chief Financial Officer (Principal Financial Officer)
Teddy Desloge

/s/ Matthew Alcide	Chief Accounting Officer and Treasurer (Principal Accounting Officer)
Matthew Alcide

/s/ Vikrant Sawhney	Trustee
Vikrant Sawhney

/s/ Robert Bass	Trustee
Robert Bass

/s/ Tracy Collins	Trustee
Tracy Collins

/s/ Vicki Fuller	Trustee
Vicki Fuller

/s/ James F. Clark	Trustee
James F. Clark

/s/ Michelle Greene	Trustee
Michelle Greene