Form 10-Q
period 2024-03-31
Blackstone Secured Lending Fund
filed 2024-05-08
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐   NO  ☒
As of May 6, 2024, the Registrant had 192,439,047 common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding.

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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 as updated by the Company's periodic filings with the United States Securities and Exchange Commission (the “SEC”). These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Blackstone Secured Lending Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $10,496,752 and $9,934,158 at March 31, 2024 and December 31, 2023, respectively)	$10,433,071	$9,862,650
Non-controlled/affiliated investments (cost of $1 and $1 at March 31, 2024 and December 31, 2023, respectively)	6,102	5,790
Total investments at fair value (cost of $10,496,753 and $9,934,159 at March 31, 2024 and December 31, 2023, respectively)	10,439,173	9,868,440
Cash and cash equivalents	147,656	154,857
Interest receivable from non-controlled/non-affiliated investments	103,459	93,576
Deferred financing costs	14,753	16,450
Receivable for investments sold	14	1,295
Total assets	$10,705,055	$10,134,618
LIABILITIES
Debt (net of unamortized debt issuance costs of $23,913 and $25,953 at March 31, 2024 and December 31, 2023, respectively)	$5,274,114	$4,911,930
Payable for investments purchased	19,322	8,566
Due to affiliates	8,756	8,925
Management fees payable (Note 3)	26,040	23,034
Income based incentive fees payable (Note 3)	35,845	34,373
Capital gains incentive fees payable (Note 3)	3,134	—
Interest payable	30,104	39,880
Distribution payable (Note 8)	147,743	143,052
Accrued expenses and other liabilities	4,332	12,817
Total liabilities	5,549,390	5,182,577
Commitments and contingencies (Note 7)
NET ASSETS
Common Shares, $0.001 par value (unlimited shares authorized; 191,874,419 and 185,782,408 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	192	186
Additional paid in capital	4,869,433	4,701,827
Distributable earnings (loss)	286,040	250,028
Total net assets	5,155,665	4,952,041
Total liabilities and net assets	$10,705,055	$10,134,618
NET ASSET VALUE PER SHARE	$26.87	$26.66
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$283,264	$254,221
Payment in-kind interest income	20,462	9,841
Fee income	233	876
Total investment income	303,959	264,938
Expenses:
Interest expense	66,720	66,728
Management fees (Note 3)	26,040	24,696
Income based incentive fees (Note 3)	35,845	30,393
Capital gains incentive fees (Note 3)	3,134	(1,556)
Professional fees	951	1,188
Board of Trustees’ fees	222	225
Administrative service expenses (Note 3)	677	378
Other general and administrative	1,174	1,605
Total expenses before excise tax	134,763	123,657
Management fees waived (Note 3)	—	(6,174)
Incentive fees waived (Note 3)	—	(4,342)
Net expenses before excise tax	134,763	113,141
Net investment income before excise tax	169,196	151,797
Excise tax expense	3,350	2,622
Net investment income after excise tax	165,846	149,175
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	11,475	(6,762)
Non-controlled/affiliated investments	312	(4,641)
Translation of assets and liabilities in foreign currencies	(21)	(3,141)
Net change in unrealized appreciation (depreciation)	11,766	(14,544)
Net realized gain (loss):
Non-controlled/non-affiliated investments	428	(3,486)
Foreign currency transactions	5,715	7,653
Net realized gain (loss)	6,143	4,167
Net realized and change in unrealized gain (loss)	17,909	(10,377)
Net increase (decrease) in net assets resulting from operations	$183,755	$138,798
Net investment income per share (basic and diluted)	$0.87	$0.93
Earnings (loss) per share (basic and diluted)	$0.96	$0.86
Weighted average shares outstanding (basic and diluted)	190,599,849	160,501,868
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2023	$186	$4,701,827	$250,028	$4,952,041
Issuance of common shares, net of offering and underwriting costs	6	161,992	—	161,998
Reinvestment of dividends	—	5,614	—	5,614
Net investment income	—	—	165,846	165,846
Net realized gain (loss)	—	—	6,143	6,143
Net change in unrealized appreciation (depreciation)	—	—	11,766	11,766
Dividends declared and payable from net investment income	—	—	(147,743)	(147,743)
Balance, March 31, 2024	$192	$4,869,433	$286,040	$5,155,665

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2022	$160	$4,033,113	$125,693	$4,158,966
Issuance of common shares, net of offering and underwriting costs	—	—	—	—
Reinvestment of dividends	2	5,130	—	5,132
Net investment income	—	—	149,175	149,175
Net realized gain (loss)	—	—	4,167	4,167
Net change in unrealized appreciation (depreciation)	—	—	(14,544)	(14,544)
Dividends declared and payable from net investment income	—	—	(112,400)	(112,400)
Balance, March 31, 2023	$162	$4,038,243	$152,091	$4,190,496
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Changes in Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$183,755	$138,798
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(11,787)	11,403
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	21	3,141
Net realized (gain) loss on investments	(428)	3,486
Payment-in-kind interest capitalized	(19,977)	(12,371)
Net accretion of discount and amortization of premium	(9,706)	(9,135)
Amortization of deferred financing costs	1,698	1,125
Amortization of original issue discount and debt issuance costs	2,041	2,549
Purchases of investments	(719,149)	(102,265)
Proceeds from sale of investments and principal repayments	186,666	109,051
Changes in operating assets and liabilities:
Interest receivable	(9,883)	20,334
Receivable for investments sold	1,281	22,602
Payable for investments purchased	10,756	(13,409)
Due to affiliates	(169)	2,991
Management fee payable	3,006	(73)
Income based incentive fee payable	1,472	1,278
Capital gains incentive fee payable	3,134	(1,557)
Interest payable	(9,776)	(25,111)
Accrued expenses and other liabilities	(8,485)	3,027
Net cash provided by (used in) operating activities	(395,530)	155,864
Cash flows from financing activities:
Borrowings on debt	363,790	84,000
Repayments on debt	—	(176,658)
Deferred financing costs paid	—	(2,350)
Dividends paid in cash	(137,439)	(91,753)
Proceeds from issuance of Common Shares, net of offering and underwriting costs	161,998	—
Net cash provided by (used in) financing activities	388,349	(186,761)
Net increase (decrease) in cash and cash equivalents	(7,181)	(30,897)
Effect of foreign exchange rate changes on cash and cash equivalents	(20)	2,650
Cash and cash equivalents, beginning of period	154,857	131,272
Cash and cash equivalents, end of period	$147,656	$103,025
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Changes in Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Supplemental information and non-cash activities:
Interest paid during the period	$72,624	$88,513
Distribution payable	147,743	112,400
Reinvestment of distributions during the period	5,614	5,132
Excise taxes paid	11,430	5,245
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt
First Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Corfin Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.42%	12/31/2027		$266,125	$263,698	$260,802	5.06%
Frontgrade Technologies Holdings, Inc.	(4)(5)(7)(10)	SOFR +	6.75%	12.06%	1/9/2030		2,364	2,298	2,364	0.05
Linquest Corp.	(4)(5)(10)	SOFR +	5.75%	11.16%	7/28/2028		9,713	9,593	9,568	0.19
MAG DS Corp.	(11)	SOFR +	5.50%	10.90%	4/1/2027		80,221	76,706	77,012	1.49
Magneto Components BuyCo, LLC	(4)(7)(10)	SOFR +	6.00%	11.33%	12/5/2030		33,326	32,322	32,758	0.64
Maverick Acquisition, Inc.	(4)(11)	SOFR +	6.25%	11.55%	6/1/2027		18,551	18,352	13,728	0.27
TCFI AEVEX, LLC	(4)(11)	SOFR +	6.00%	11.43%	3/18/2026		109,945	109,201	109,945	2.13
								512,170	506,177	9.83
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.18%	6/11/2027		95,173	94,116	92,080	1.79
ENV Bidco AB	(4)(6)(10)	SOFR +	5.75%	11.06%	7/19/2029		1,006	987	1,006	0.02
ENV Bidco AB	(4)(5)(6)(7)(8)	E +	5.75%	9.65%	7/19/2029	EUR	1,122	949	1,051	0.02
Livingston International, Inc.	(4)(6)(10)	SOFR +	5.50%	10.91%	4/30/2027		125,703	124,185	119,103	2.31
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.71%	12/9/2026		143,110	142,011	143,110	2.78
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.71%	2/5/2029		4,085	4,028	4,085	0.08
Redwood Services Group, LLC	(4)(10)	SOFR +	6.25%	11.66%	6/15/2029		4,676	4,583	4,664	0.09
Redwood Services Group, LLC	(4)(7)(10)	SOFR +	5.75%	11.16%	6/15/2028		5,457	4,748	4,730	0.09
RoadOne Inc	(4)(5)(7)(11)	SOFR +	6.25%	11.56%	12/30/2028		1,096	1,061	1,073	0.02
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	11.21%	12/31/2028		30,247	29,839	28,583	0.55
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	5.00%	10.46%	12/30/2026		6,250	6,205	5,922	0.11
SEKO Global Logistics Network, LLC	(4)(5)(7)(11)	P +	4.00%	12.50%	12/30/2026		332	328	301	0.01
SEKO Global Logistics Network, LLC	(4)(5)(11)	E +	5.00%	8.90%	12/30/2026	EUR	1,826	2,098	1,866	0.04
								415,138	407,574	7.91
Building Products
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	11.43%	2/26/2027		53,425	53,023	52,891	1.03
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	11.31%	2/25/2027		11,318	11,234	10,215	0.20
Jacuzzi Brands, LLC	(4)(11)	SOFR +	6.00%	11.31%	2/25/2027		77,867	77,378	70,275	1.36
L&S Mechanical Acquisition, LLC	(4)(5)(10)	SOFR +	6.25%	11.57%	9/1/2027		12,539	12,398	12,351	0.24
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	11.68%	4/1/2026		120,888	120,496	118,773	2.30
Windows Acquisition Holdings, Inc.	(4)(5)(11)	SOFR +	6.50%	11.96%	12/29/2026		49,997	49,540	49,747	0.96
								324,069	314,252	6.09
Chemicals
Formulations Parent Corp.	(4)(7)(10)	SOFR +	5.75%	11.06%	11/15/2030		8,571	8,382	8,521	0.17

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	5.75%	11.18%	5/7/2028	$225,592	$225,592	$225,592	4.38%
Bazaarvoice, Inc.	(4)(8)	SOFR +	5.75%	11.15%	5/7/2028	15,206	15,206	15,206	0.29
CFS Brands, LLC	(4)(6)(7)(11)	SOFR +	6.00%	11.33%	10/2/2030	118,460	115,809	117,655	2.28
FusionSite Midco, LLC	(4)(7)(11)	SOFR +	5.75%	11.32%	11/17/2029	25,916	25,310	25,270	0.49
FusionSite Midco, LLC	(4)(7)(11)	SOFR +	5.75%	11.32%	11/17/2029	9,304	9,093	9,074	0.18
Iris Buyer, LLC	(4)(7)(11)	SOFR +	6.25%	11.56%	10/2/2030	28,064	27,239	27,735	0.54
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	11.18%	12/15/2027	4,026	3,977	4,026	0.08
Java Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.16%	11/9/2029	365	347	353	0.01
Java Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.19%	12/15/2027	1,894	1,866	1,894	0.04
JSS Holdings, Inc.	(4)(10)	SOFR +	5.25%	10.68%	12/17/2030	287,159	284,878	287,159	5.57
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	5.75%	11.18%	12/10/2027	6,684	6,576	6,648	0.13
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.35%	10.66%	10/19/2028	20,164	19,902	19,962	0.39
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.25%	10.68%	10/19/2028	2,322	2,293	2,299	0.04
Onex Baltimore Buyer, Inc.	(4)(10)(18)	SOFR +	5.50%	10.34%	12/1/2027	10,804	10,670	10,804	0.21
Onex Baltimore Buyer, Inc.	(4)(7)(10)(18)	SOFR +	5.00%	10.34%	12/1/2027	9,150	8,975	9,150	0.18
Veregy Consolidated, Inc.	(11)	SOFR +	6.00%	11.57%	11/2/2027	20,594	20,301	20,182	0.39
							778,034	783,009	15.20
Construction & Engineering
ASP Endeavor Acquisition, LLC	(4)(5)(9)	SOFR +	6.50%	12.08%	5/3/2027	13,591	13,451	12,435	0.24
COP Home Services TopCo IV, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	11.41%	12/31/2027	37,615	36,531	37,446	0.73
							49,982	49,881	0.97
Containers & Packaging
Ascend Buyer, LLC	(4)(10)	SOFR +	6.40%	11.86%	9/30/2028	20,618	20,333	20,308	0.39
Ascend Buyer, LLC	(4)(7)(10)	SOFR +	6.25%	11.68%	9/30/2027	647	624	614	0.01
							20,957	20,922	0.40
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	5.50%	11.08%	12/10/2028	7,240	7,143	6,950	0.13
BradyIFS Holdings, LLC	(4)(7)(11)	SOFR +	6.00%	11.31%	10/31/2029	91,357	89,514	90,366	1.75
BradyIFS Holdings, LLC	(4)(7)(11)	SOFR +	6.00%	11.30%	10/31/2029	2,467	2,350	2,366	0.05
Bution Holdco 2, Inc.	(4)(11)	SOFR +	6.25%	11.66%	10/17/2025	69,830	69,471	69,830	1.35
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	11.18%	11/2/2026	167,790	166,193	162,337	3.15
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	6.25%	11.75%	6/23/2028	4,888	4,823	4,594	0.09
Marcone Yellowstone Buyer, Inc.	(4)(5)(7)(10)	SOFR +	6.50%	11.95%	6/23/2028	1,562	1,519	1,467	0.03
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	6.25%	11.72%	6/23/2028	1,574	1,561	1,479	0.03
NDC Acquisition Corp.	(4)(11)	SOFR +	5.50%	10.90%	3/9/2027	13,388	13,208	13,388	0.26
NDC Acquisition Corp.	(4)(7)(11)	SOFR +	5.50%	10.87%	3/9/2027	514	468	514	0.01
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.91%	5/13/2026	47,938	47,693	47,338	0.92
Unified Door & Hardware Group, LLC	(4)(11)	SOFR +	5.75%	11.15%	6/30/2025	94,127	93,602	93,186	1.81
							497,545	493,815	9.58

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services
BPPH2 Limited	(4)(5)(6)(8)	S +	6.87%	12.06%	3/2/2028	GBP	26,300	$35,823	$33,195	0.64%
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	10.92%	7/20/2028		$288,404	286,632	288,404	5.59
DTA Intermediate II Ltd.	(4)(7)(11)	SOFR +	5.50%	10.81%	3/27/2030		46,308	45,071	45,069	0.87
Endeavor Schools Holdings LLC	(4)(11)	SOFR +	6.25%	11.55%	7/18/2029		22,072	21,585	21,741	0.42
Endeavor Schools Holdings LLC	(4)(7)(11)	SOFR +	6.25%	11.56%	7/18/2029		4,063	3,909	3,934	0.08
Go Car Wash Management Corp.	(4)(11)	SOFR +	6.25%	11.68%	12/31/2026		22,446	22,183	21,885	0.42
								415,203	414,228	8.02
Diversified Financial Services
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.18%	4/28/2028		61,882	61,160	60,447	1.17
More Cowbell II, LLC	(4)(7)(10)	SOFR +	6.00%	11.09%	9/1/2030		7,997	7,803	7,986	0.15
More Cowbell II, LLC	(4)(7)(10)	SOFR +	6.00%	11.28%	9/1/2029		209	184	209	0.00
SelectQuote, Inc.	(4)(5)(10)	SOFR +	9.50%	14.93% (incl. 3.00% PIK)	2/15/2025		73,061	72,841	65,755	1.28
								141,988	134,397	2.60
Diversified Telecommunication Services
Point Broadband Acquisition, LLC	(4)(11)	SOFR +	6.00%	11.43%	10/1/2028		124,139	122,143	124,139	2.41
Electric Utilities
Qualus Power Services Corp.	(4)(11)	SOFR +	4.75%	10.19%	3/26/2027		33,031	32,636	32,205	0.62
Qualus Power Services Corp.	(4)(7)(11)	SOFR +	5.75%	11.09%	3/26/2027		31,962	31,406	31,756	0.62
								64,042	63,961	1.24
Electrical Equipment
Emergency Power Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.50%	10.91%	8/17/2028		47,976	47,325	47,830	0.93
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	11.41%	12/23/2026		77,945	77,236	70,540	1.37
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	11.41%	12/23/2026		23,395	23,228	21,172	0.41
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	11.42%	12/23/2026		6,311	6,277	5,711	0.11
CPI Intermediate Holdings Inc	(4)(5)(7)(10)	SOFR +	5.50%	10.82%	10/8/2029		3,993	3,919	3,914	0.08
Phoenix 1 Buyer Corp.	(4)(7)(8)	SOFR +	5.50%	10.82%	11/20/2030		25,882	25,588	25,882	0.50
								136,248	127,219	2.47
Energy Equipment & Services
Abaco Energy Technologies, LLC	(4)(13)	SOFR +	7.00%	12.43%	10/4/2024		8,125	8,102	8,125	0.16
ISQ Hawkeye Holdco, Inc.	(4)(7)(10)	SOFR +	6.00%	11.38%	8/17/2029		935	917	932	0.02
ISQ Hawkeye Holdco, Inc.	(4)(7)(10)	P +	5.00%	13.50%	8/17/2028		45	44	45	0.00
LPW Group Holdings, Inc.	(4)(11)	SOFR +	6.00%	11.35%	3/15/2031		26,863	26,196	26,191	0.51
LPW Group Holdings, Inc.	(4)(7)(11)	SOFR +	6.00%	11.33%	3/15/2030		1,343	1,210	1,209	0.02
								36,469	36,502	0.71
Ground Transportation
Quality Distribution LLC	(4)(7)(11)	SOFR +	6.75%	12.07%	6/30/2028		684	662	688	0.01
Quality Distribution LLC	(4)(5)(7)(11)	P +	5.75%	14.25%	6/30/2028		859	824	859	0.02
Quality Distribution LLC	(4)(5)(11)	SOFR +	6.38%	11.81%	7/1/2028		18,308	18,087	18,308	0.36
								19,573	19,855	0.39

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Equipment & Supplies
Bamboo US BidCo LLC	(4)(5)(6)(7)(11)	SOFR +	6.75%	12.06% (incl. 3.38% PIK)	9/30/2030		$697	$673	$685	0.01%
Bamboo US BidCo LLC	(4)(5)(6)(11)	E +	6.75%	10.66% (incl. 3.38% PIK)	9/30/2030	EUR	349	358	372	0.01
CPI Buyer, LLC	(4)(7)(10)	SOFR +	5.50%	11.10%	11/1/2028		30,980	30,554	30,063	0.58
GCX Corporation Buyer, LLC	(4)(5)(10)	SOFR +	5.50%	10.96%	9/13/2028		21,450	21,203	21,128	0.41
GCX Corporation Buyer, LLC	(4)(5)(10)	SOFR +	5.50%	10.97%	9/13/2028		5,431	5,377	5,350	0.10
Zeus, LLC	(4)(7)(10)	SOFR +	5.50%	10.81%	2/28/2031		24,551	24,103	24,097	0.47
								82,268	81,695	1.58
Health Care Providers & Services
123Dentist, Inc.	(4)(5)(6)(7)(10)	C +	5.50%	10.79%	8/10/2029	CAD	1,993	1,652	1,584	0.03
ACI Group Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.93%	8/2/2028		118,505	116,792	118,505	2.30
ACI Group Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.93%	8/2/2027		1,735	1,606	1,735	0.03
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	11.79%	5/7/2027		6,831	6,761	6,831	0.13
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	11.58%	5/7/2027		1,637	1,623	1,637	0.03
ADCS Clinics Intermediate Holdings, LLC	(4)(7)(11)	SOFR +	6.25%	11.50%	5/7/2027		353	342	353	0.01
Amerivet Partners Management, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	10.70%	2/25/2028		5,586	5,499	5,586	0.11
Canadian Hospital Specialties Ltd.	(4)(5)(6)(11)	C +	4.50%	9.80%	4/14/2028	CAD	29,552	23,420	24,620	0.48
Canadian Hospital Specialties Ltd.	(4)(5)(6)(10)	C +	4.50%	9.80%	4/15/2027	CAD	3,600	2,852	2,598	0.05
CCBlue Bidco, Inc.	(4)(10)	SOFR +	6.50%	11.91% PIK	12/21/2028		11,022	10,880	9,369	0.18
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	11.71%	4/3/2028		32,777	32,548	32,777	0.64
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.50%	11.80%	4/3/2028		993	981	993	0.02
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	11.41%	10/4/2026		23,991	23,900	23,871	0.46
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	10.41%	10/15/2026		153,279	151,725	145,615	2.82
Kwol Acquisition, Inc.	(4)(6)(7)(10)	SOFR +	6.25%	11.43%	12/6/2029		6,603	6,425	6,547	0.13
MB2 Dental Solutions, LLC	(4)(7)(10)	SOFR +	6.00%	11.32%	2/13/2031		23,337	23,072	23,060	0.45
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	10.93%	7/16/2027		243,003	241,754	225,993	4.38
Odyssey Holding Company, LLC	(4)(11)(18)	SOFR +	5.75%	11.13%	11/16/2026		13,403	13,350	13,402	0.26
Odyssey Holding Company, LLC	(4)(11)	SOFR +	5.75%	11.14%	11/16/2026		5,270	5,237	5,270	0.10
PPV Intermediate Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.09%	8/31/2029		1,987	1,961	1,976	0.04
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.90%	11.24%	12/23/2028		10,830	10,647	10,582	0.21
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.90%	11.34%	12/23/2028		544	506	504	0.01
Snoopy Bidco, Inc.	(4)(7)(10)	SOFR +	6.75%	12.35% PIK	6/1/2028		323,986	319,975	314,029	6.09
SpecialtyCare, Inc.	(4)(5)(11)	SOFR +	5.75%	11.34%	6/18/2028		11,950	11,734	11,651	0.23
SpecialtyCare, Inc.	(4)(5)(7)(8)	SOFR +	4.00%	9.33%	6/18/2028		224	210	198	0.00
SpecialtyCare, Inc.	(4)(5)(7)(11)	SOFR +	5.75%	11.33%	6/18/2028		103	92	72	0.00

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	5.50%	10.91%	1/2/2029		$2,719	$2,680	$2,673	0.05%
The Fertility Partners, Inc.	(4)(5)(6)(10)	SOFR +	5.75%	11.19%	3/16/2028		5,185	5,121	4,900	0.10
The Fertility Partners, Inc.	(4)(5)(6)(10)	C +	5.75%	11.04%	3/16/2028	CAD	4,925	3,813	3,436	0.07
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	C +	5.75%	11.04%	9/16/2027	CAD	313	142	115	0.00
The GI Alliance Management, LLC	(4)(5)(7)(11)	SOFR +	5.50%	11.74%	9/15/2028		4,056	3,511	3,595	0.07
The GI Alliance Management, LLC	(4)(11)	SOFR +	5.50%	11.73%	1/22/2030		450	445	450	0.01
The GI Alliance Management, LLC	(4)(11)	SOFR +	5.50%	11.72%	9/15/2028		874	854	874	0.02
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	11.07%	7/15/2028		1,093	1,077	1,093	0.02
UMP Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.06%	7/15/2028		1,498	1,473	1,494	0.03
Unified Physician Management, LLC	(4)(5)(7)(9)	SOFR +	5.25%	10.58%	6/18/2029		2,097	2,012	2,012	0.04
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	6.00%	11.43%	11/18/2027		45,321	44,790	44,835	0.87
US Oral Surgery Management Holdco, LLC	(4)(7)(10)	SOFR +	6.00%	11.39%	11/18/2027		7,333	6,783	6,771	0.13
WHCG Purchaser III, Inc.	(4)(5)(10)	SOFR +	5.75%	11.31%	6/22/2028		43,309	42,815	26,419	0.51
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.31%	6/22/2026		6,706	6,647	4,084	0.08
								1,137,707	1,092,109	21.19
Health Care Technology
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.50%	10.81%	5/25/2029		9,862	9,717	9,862	0.19
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.75%	11.06%	5/25/2029		2,858	2,788	2,858	0.06
Caerus US 1, Inc.	(4)(6)(7)(10)	SOFR +	5.75%	11.06%	5/25/2029		142	138	138	0.00
Caerus US 1, Inc.	(4)(6)(8)	SOFR +	5.50%	10.81%	5/25/2029		50,000	50,000	50,000	0.97
Color Intermediate LLC	(4)(5)(10)	SOFR +	5.50%	10.91%	10/4/2029		20,109	19,711	20,109	0.39
Edifecs, Inc.	(4)(10)	SOFR +	5.75%	11.06%	9/21/2026		13,447	13,310	13,447	0.26
Edifecs, Inc.	(4)(11)	SOFR +	5.75%	11.06%	9/21/2026		216,907	214,672	216,907	4.21
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	6.00%	11.46%	10/29/2028		16,427	16,215	16,427	0.32
Healthcomp Holding Company, LLC	(4)(10)	SOFR +	6.25%	11.57% (incl. 3.00% PIK)	11/8/2029		99,256	98,336	98,759	1.92
Neptune Holdings, Inc.	(4)(7)(11)	SOFR +	6.00%	11.29%	8/31/2030		6,983	6,641	6,800	0.13
NMC Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	11.57%	3/1/2028		71,173	69,979	71,173	1.38
NMC Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	11.55%	3/1/2028		14,758	14,615	14,758	0.29
Project Ruby Ultimate Parent Corp.	(10)	SOFR +	3.25%	8.69%	3/10/2028		8,353	8,330	8,355	0.16
RPBLS Midco, LLC	(4)(5)(9)	SOFR +	5.75%	11.18%	4/1/2028		9,324	9,213	9,324	0.18
								533,665	538,917	10.46
Insurance
Alera Group, Inc.	(4)(7)(10)	SOFR +	5.25%	10.68%	10/2/2028		3,721	3,692	3,708	0.07
Amerilife Holdings LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.08%	8/31/2029		2,272	2,229	2,267	0.04
CFCo LLC (Benefytt Technologies, Inc.)	(4)(8)(17)(18)		0.00%	0.00%	9/13/2038		9,566	1,397	0	0.00
Daylight Beta Parent LLC (Benefytt Technologies, Inc.)	(4)(8)(17)		10.00%	10.00% PIK	9/12/2033		5,503	5,557	2,813	0.05

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Foundation Risk Partners Corp.	(4)(7)(10)	SOFR +	6.00%	11.41%	10/29/2028		$15,944	$15,766	$15,908	0.31%
Foundation Risk Partners Corp.	(4)(7)(10)	SOFR +	5.50%	10.91%	10/29/2028		2,007	1,929	1,938	0.04
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	5.25%	10.65%	9/29/2028		12,216	11,876	11,922	0.23
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	5.25%	10.66%	9/29/2028		1,416	1,324	1,394	0.03
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	10.56%	4/14/2028		52,232	51,407	52,022	1.01
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	10.56%	4/16/2028		12,351	12,099	12,132	0.24
Integrity Marketing Acquisition, LLC	(4)(5)(7)(11)	SOFR +	6.05%	11.49%	8/27/2026		139,080	138,111	138,377	2.68
Integrity Marketing Acquisition, LLC	(4)(5)(10)	SOFR +	6.02%	11.36%	8/27/2026		1,876	1,854	1,866	0.04
Integrity Marketing Acquisition, LLC	(4)(5)(7)(10)	SOFR +	6.00%	11.34%	8/27/2026		1,278	1,199	1,186	0.02
Integrity Marketing Acquisition, LLC	(4)(5)(10)	SOFR +	6.03%	11.47%	8/27/2026		4,028	3,997	4,008	0.08
PGIS Intermediate Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.50%	10.95%	10/16/2028		4,579	4,530	4,570	0.09
PGIS Intermediate Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.06%	10/16/2028		689	649	646	0.01
SG Acquisition, Inc.	(4)(9)	SOFR +	5.50%	10.91%	1/27/2027		104,974	104,221	103,924	2.02
Shelf Bidco Ltd	(4)(5)(6)(10)(18)	SOFR +	6.34%	11.65%	1/3/2030		5,066	4,940	5,066	0.10
Tennessee Bidco Limited	(4)(5)(6)(8)	E +	7.00%	10.87% (incl. 2.50% PIK)	8/3/2028	EUR	1,858	1,944	1,990	0.04
Tennessee Bidco Limited	(4)(5)(6)(8)	SOFR +	7.10%	12.18% (incl. 2.50% PIK)	7/9/2028		55,420	54,421	55,004	1.07
Tennessee Bidco Limited	(4)(5)(6)(8)	SOFR +	7.10%	12.28% (incl. 2.50% PIK)	8/3/2028		16,354	16,187	16,231	0.31
Tennessee Bidco Limited	(4)(5)(6)(8)	S +	7.28%	12.47% (incl. 2.50% PIK)	7/9/2028	GBP	44,269	60,232	55,455	1.08
World Insurance Associates, LLC	(4)(7)(11)	SOFR +	6.00%	11.31%	4/3/2028		38,112	36,951	37,231	0.72
								536,512	529,658	10.28
Internet & Direct Marketing Retail
Donuts, Inc.	(4)(11)	SOFR +	6.00%	11.53%	12/29/2027		318,356	314,951	318,356	6.17
IT Services
AI Altius Bidco, Inc.	(4)(5)(8)		9.75%	9.75% PIK	12/21/2029		965	949	960	0.02
AI Altius Bidco, Inc.	(4)(7)(10)	SOFR +	5.18%	10.43%	12/21/2028		6,612	6,527	6,612	0.13
Infostretch Corporation	(4)(5)(10)	SOFR +	5.75%	11.21%	4/1/2028		4,913	4,847	4,397	0.09
Inovalon Holdings, Inc.	(4)(10)	SOFR +	6.25%	11.84% (incl. 2.75% PIK)	11/24/2028		110,001	108,284	109,726	2.13
Inovalon Holdings, Inc.	(4)(7)(10)	SOFR +	6.25%	11.81% (incl. 2.75% PIK)	11/24/2028		4,954	4,821	4,816	0.09

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
IT Services (continued)
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	ST +	6.00%	10.00%	9/28/2029	SEK	2,090	$185	$194	0.00%
Monterey Financing, S.à r.l.	(4)(5)(6)(7)(9)	E +	6.00%	9.84%	9/28/2029	EUR	952	787	913	0.02
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	CI +	6.00%	9.85%	9/28/2029	DKK	4,819	621	692	0.01
Monterey Financing, S.à r.l.	(4)(5)(6)(9)	N +	6.00%	10.60%	9/28/2029	NOK	5,149	463	471	0.01
Park Place Technologies, LLC	(4)(7)(10)	SOFR +	5.25%	10.58%	3/25/2031		$116,544	115,290	115,287	2.24
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	11.16%	10/25/2027	36,876		36,437	36,876	0.72
Red River Technology, LLC	(4)(11)	SOFR +	6.00%	11.54%	5/26/2027	79,763		79,030	79,763	1.55
S&P Global Engineering Solutions	(4)(5)(7)(11)	SOFR +	6.75%	12.06%	5/2/2030	1,592		1,544	1,592	0.03
Turing Holdco, Inc.	(4)(5)(6)(8)	SOFR +	6.00%	11.40% (incl. 2.50% PIK)	9/28/2028	8,710		8,457	8,601	0.17
Turing Holdco, Inc.	(4)(5)(6)(7)(8)	SOFR +	6.10%	11.41% (incl. 2.50% PIK)	10/16/2028	4,334		6,632	6,597	0.13
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	10.12% (incl. 2.50% PIK)	9/28/2028	EUR	11,159	12,656	11,888	0.23
Turing Holdco, Inc.	(4)(6)(8)	E +	6.00%	9.93% (incl. 2.50% PIK)	8/3/2028	EUR	4,298	4,832	4,579	0.09
								392,362	393,964	7.66
Machinery
MHE Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.00%	11.46%	7/21/2027	2,463		2,433	2,463	0.05
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	11.71%	7/21/2027	118		115	118	0.00
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.50%	11.97%	7/21/2027	118		116	118	0.00
								2,664	2,699	0.05
Marine
Armada Parent, Inc.	(4)(7)(10)	SOFR +	5.75%	11.19%	10/29/2027	25,669		25,331	25,382	0.49
Media
Trader Corp.	(4)(5)(6)(7)(10)	C +	6.75%	12.04%	12/22/2029	CAD	9,900	6,719	6,919	0.13

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc.	(4)(6)(10)	SOFR +	6.25%	11.56%	8/15/2028		$65,109	$64,397	$65,109	1.26%
KKR Alberta Midstream Finance Inc	(4)(6)(10)	SOFR +	6.25%	11.56%	8/15/2028		35,421	35,034	35,421	0.69
								99,431	100,530	1.95
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.50%	10.93%	11/12/2027		7,293	7,213	7,045	0.14
Profile Products, LLC	(4)(7)(10)	P +	4.50%	13.00%	11/12/2027		173	167	157	0.00
								7,380	7,202	0.14
Pharmaceuticals
Doc Generici (Diocle S.p.A.)	(4)(5)(6)(7)(8)	E +	6.50%	10.43%	10/27/2028	EUR	1,758	1,010	1,281	0.02
Ergomed Plc	(4)(6)(7)(10)	SOFR +	6.25%	11.60%	11/18/2030		20,388	23,606	17,230	0.33
Freya Bidco, Ltd.	(4)(6)(7)(8)	E +	6.25%	10.18%	1/24/2031	EUR	1,028	1,124	1,115	0.02
Freya Bidco, Ltd.	(4)(6)(7)(10)	SOFR +	6.25%	11.43%	1/24/2031		1,035	1,007	1,006	0.02
Gusto Sing Bidco Pte Ltd	(4)(6)(7)(10)	BB +	6.50%	10.93%	10/30/2028	AUD	1,000	639	629	0.01
								27,386	21,261	0.40
Professional Services
ALKU, LLC	(4)(5)(10)	SOFR +	6.25%	11.58%	5/23/2029		796	779	796	0.02
ALKU, LLC	(4)(10)	SOFR +	5.50%	10.83%	5/23/2029		26,662	26,140	26,129	0.51
Apex Companies, LLC	(4)(5)(11)	SOFR +	6.25%	11.56%	1/31/2028		1,605	1,571	1,589	0.03
Apex Companies, LLC	(4)(7)(11)	SOFR +	6.25%	11.58%	3/15/2026		81	72	71	0.00
Apex Companies, LLC	(4)(5)(7)(11)	SOFR +	6.25%	11.58%	1/31/2028		369	366	366	0.01
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	10.43%	11/2/2027		6,944	6,849	6,923	0.13
Clearview Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.35%	10.65%	8/26/2027		9,123	8,989	8,986	0.17
Cumming Group, Inc.	(4)(7)(11)	SOFR +	5.25%	10.58%	5/26/2027		79,857	79,060	79,857	1.55
Cumming Group, Inc.	(4)(7)(11)	SOFR +	5.25%	10.58%	11/16/2027		9,626	9,422	9,566	0.19
G&A Partners Holding Company II, LLC	(4)(7)(9)	SOFR +	5.50%	10.80%	3/1/2031		30,247	29,458	29,444	0.57
Guidehouse, Inc.	(4)(10)	SOFR +	5.75%	11.08% (incl. 2.00% PIK)	12/16/2030		308,550	306,311	307,007	5.95
HIG Orca Acquisition Holdings, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	11.48%	8/17/2027		19,043	18,795	19,043	0.37
HIG Orca Acquisition Holdings, Inc.	(4)(5)(11)	SOFR +	6.00%	11.46%	8/17/2027		2,932	2,907	2,932	0.06
IG Investments Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	11.41%	9/22/2028		46,142	45,519	46,142	0.89
Kaufman Hall & Associates, LLC	(4)(10)	SOFR +	5.25%	10.68%	12/14/2028		24,020	23,698	24,020	0.47
Legacy Intermediate, LLC	(4)(10)	SOFR +	5.75%	11.24%	2/25/2028		6,749	6,663	6,749	0.13
Legacy Intermediate, LLC	(4)(9)	SOFR +	5.75%	11.17%	2/25/2028		1,300	1,275	1,300	0.03
Material Holdings, LLC	(4)(5)(10)	SOFR +	6.00%	11.41%	8/19/2027		23,537	23,283	20,772	0.40
Material Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	11.42%	8/19/2027		1,413	1,393	1,206	0.02
Mercury Bidco Globe Limited	(4)(6)(7)(8)	S +	6.25%	11.44%	1/31/2031	GBP	47,583	59,068	58,617	1.14
Minotaur Acquisition, Inc.	(5)(8)	SOFR +	4.75%	10.18%	3/27/2026		1,959	1,927	1,963	0.04

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
MPG Parent Holdings, LLC	(4)(7)(11)	SOFR +	5.25%	10.56%	1/8/2030		$10,955	$10,691	$10,655	0.21%
Pavion Corp.	(4)(6)(10)	SOFR +	5.75%	11.07%	10/30/2030		77,373	75,919	77,373	1.50
Pavion Corp.	(4)(6)(7)(10)	SOFR +	5.75%	11.08%	10/30/2030		5,713	5,533	5,530	0.11
Petrus Buyer Inc	(4)(5)(7)(10)	SOFR +	6.50%	11.82%	10/17/2029		1,886	1,827	1,877	0.04
Sherlock Buyer Corp.	(4)(7)(11)	SOFR +	5.75%	11.16%	12/8/2028		8,465	8,338	8,443	0.16
STV Group, Inc.	(4)(7)(10)	SOFR +	5.00%	10.33%	3/20/2031		24,417	23,765	23,761	0.46
Thevelia US, LLC	(5)(6)(9)	SOFR +	4.00%	9.46%	6/18/2029		1,293	1,282	1,297	0.03
Titan Investment Company, Inc.	(4)(5)(8)	SOFR +	5.75%	11.22%	3/20/2027		41,487	40,527	39,621	0.77
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	5.75%	11.29%	6/29/2027		62,660	61,804	62,541	1.21
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	5.75%	11.03%	6/29/2027		23,497	23,288	23,259	0.45
Trinity Partners Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.96%	12/21/2028		4,894	4,820	4,880	0.09
West Monroe Partners, LLC	(4)(10)	SOFR +	5.50%	11.08%	11/8/2028		14,709	14,523	14,341	0.28
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	5.50%	11.08%	11/8/2027		289	289	281	0.01
								926,151	927,337	18.00
Real Estate Management & Development
Castle Management Borrower, LLC	(4)(7)(11)	SOFR +	5.50%	10.81%	11/3/2029		23,275	22,894	23,275	0.45
Neptune BidCo	(4)(6)(7)(8)	E +	5.25%	9.08%	4/2/2031	EUR	5,608	6,222	6,222	0.12
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.93%	2/16/2028		67,900	67,128	67,900	1.32
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.93%	7/25/2029		833	819	833	0.02
								97,063	98,230	1.91
Software
Anaplan, Inc.	(4)(5)(7)(10)	SOFR +	6.50%	11.81%	6/21/2029		1,804	1,774	1,804	0.03
Azurite Intermediate Holdings Inc.	(4)(7)(10)	SOFR +	6.50%	11.83%	3/19/2031		11,286	10,865	10,863	0.21
Beeline, LLC	(4)(5)(7)(10)	SOFR +	5.25%	10.59%	5/2/2029		4,929	4,890	4,927	0.10
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	6.00%	11.32% (incl. 2.00% PIK)	8/8/2028		1,957	1,928	1,918	0.04
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	6.00%	11.33% (incl. 2.00% PIK)	8/8/2028		344	339	337	0.01
BlueCat Networks USA, Inc.	(4)(5)(7)(10)	SOFR +	6.00%	11.31% (incl. 2.00% PIK)	8/8/2028		65	62	61	0.00
Bluefin Holding, LLC	(4)(5)(7)(11)	SOFR +	7.25%	12.57%	9/12/2029		22,756	22,189	22,631	0.44
Brave Parent Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	10.31%	11/28/2030		64,078	63,382	63,684	1.24
Circana Group, L.P.	(4)(10)	SOFR +	5.75%	11.16%	12/1/2028		120,026	118,225	120,026	2.33
Circana Group, L.P.	(4)(10)	SOFR +	6.25%	11.58% (incl. 2.75% PIK)	12/1/2028		77,533	76,442	77,533	1.50

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Circana Group, L.P.	(4)(7)(10)	SOFR +	5.75%	11.08%	12/1/2027		$7,728	$7,522	$7,728	0.15%
Community Brands ParentCo, LLC	(4)(5)(7)(10)	SOFR +	5.50%	10.93%	2/24/2028		4,900	4,832	4,892	0.09
Confine Visual Bidco	(4)(6)(10)	SOFR +	5.75%	11.06%	2/23/2029		16,247	15,917	13,891	0.27
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	11.09%	7/14/2027		21,534	21,239	19,512	0.38
Coupa Software Inc.	(4)(5)(6)(7)(10)	SOFR +	7.50%	12.81%	2/27/2030		1,836	1,793	1,834	0.04
Crewline Buyer, Inc.	(4)(6)(7)(11)	SOFR +	6.75%	12.06%	11/8/2030		59,786	58,229	59,621	1.16
Denali Bidco Ltd	(4)(5)(6)(10)	S +	6.00%	11.19%	8/29/2030	GBP	4,022	4,933	5,077	0.10
Denali Bidco Ltd	(4)(5)(6)(7)(8)	E +	6.00%	9.83%	8/29/2030	EUR	1,166	1,199	1,236	0.02
Diligent Corporation	(4)(11)	SOFR +	5.75%	11.21%	8/4/2025		58,200	57,948	58,200	1.13
Discovery Education, Inc.	(4)(11)	SOFR +	5.75%	11.02%	4/9/2029		3,715	3,675	3,566	0.07
Discovery Education, Inc.	(4)(10)	SOFR +	5.75%	11.18%	4/9/2029		35,966	35,547	34,527	0.67
Episerver, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	10.70%	4/9/2026		9,521	9,448	9,289	0.18
Experity, Inc.	(4)(7)(10)	SOFR +	5.75%	11.15%	2/24/2028		14,828	14,630	14,664	0.28
GI Consilio Parent, LLC	(4)(5)(7)(8)	S +	3.75%	8.94%	5/14/2026	GBP	221	252	235	0.00
Gigamon Inc.	(4)(7)(11)	SOFR +	5.75%	11.22%	3/9/2029		7,308	7,202	7,308	0.14
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.50%	10.93%	12/1/2028		5,156	5,148	5,142	0.10
Granicus, Inc.	(4)(7)(10)	SOFR +	5.25%	10.56% (incl. 2.25% PIK)	1/17/2031		17,295	17,063	17,095	0.33
GraphPAD Software, LLC	(4)(11)	SOFR +	5.50%	10.96%	4/27/2027		13,483	13,407	13,483	0.26
GraphPAD Software, LLC	(4)(11)	SOFR +	5.50%	11.19%	4/27/2027		12,764	12,666	12,764	0.25
GraphPAD Software, LLC	(4)(11)	SOFR +	5.50%	11.13%	4/27/2027		6,429	6,392	6,429	0.12
GraphPAD Software, LLC	(4)(11)	SOFR +	6.00%	11.46%	4/27/2027		2,124	2,108	2,124	0.04
Icefall Parent, Inc.	(4)(7)(11)	SOFR +	6.50%	11.80%	1/25/2030		32,592	31,900	31,878	0.62
LD Lower Holdings, Inc.	(4)(11)	SOFR +	6.50%	11.91%	2/8/2026		91,282	90,604	90,598	1.76
Lightbox Intermediate, LP	(4)(5)(8)	SOFR +	5.00%	10.56%	5/9/2026		1,965	1,939	1,881	0.04
Magnesium BorrowerCo, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	10.58%	5/18/2029		5,342	5,249	5,330	0.10
Magnesium BorrowerCo, Inc.	(4)(10)	S +	5.25%	10.44%	5/18/2029	GBP	3,400	4,168	4,291	0.08
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	3.75%	9.20%	7/31/2028		8,504	8,425	7,909	0.15
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.25%	11.70%	6/9/2030		6,948	6,763	6,948	0.13
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(7)(8)	SOFR +	3.75%	9.21%	7/31/2026		655	649	571	0.01
Medallia, Inc.	(4)(10)	SOFR +	6.50%	11.91% (incl. 4.00% PIK)	10/29/2028		369,876	365,652	362,478	7.03
Monk Holding Co.	(4)(10)(18)	SOFR +	5.70%	10.91%	12/1/2027		4,792	4,721	4,792	0.09
Monk Holding Co.	(4)(7)(10)	SOFR +	5.50%	10.91%	12/1/2027		290	281	274	0.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
MRI Software, LLC	(4)(5)(7)(11)	SOFR +	5.50%	10.90%	2/10/2027		$51,563	$51,231	$51,012	0.99%
NAVEX TopCo, Inc.	(4)(7)(10)	SOFR +	5.75%	11.07%	11/9/2030		61,303	60,046	60,969	1.18
Nintex Topco Limited	(4)(6)(10)	SOFR +	6.00%	11.50% (incl. 1.50% PIK)	11/13/2028		33,903	33,457	32,885	0.64
Oranje Holdco Inc	(4)(5)(7)(11)	SOFR +	7.50%	12.81%	2/1/2029		2,000	1,955	2,000	0.04
PDI TA Holdings, Inc.	(4)(6)(7)(10)	SOFR +	5.50%	10.83%	2/3/2031		33,500	32,830	32,851	0.64
Rally Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.08%	7/19/2028		880	866	866	0.02
Relativity ODA, LLC	(4)(7)(11)	SOFR +	6.50%	11.93%	5/12/2027		19,337	19,092	19,170	0.37
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	10.93%	3/11/2027		78,419	77,763	78,419	1.52
Spitfire Parent, Inc.	(4)(11)	E +	5.50%	9.33%	3/11/2027	EUR	10,211	12,209	11,842	0.23
Stamps.com, Inc.	(4)(10)	SOFR +	5.75%	11.16%	10/5/2028		284,473	280,805	277,361	5.38
Triple Lift, Inc.	(4)(10)	SOFR +	5.75%	11.23%	5/5/2028		61,500	60,758	57,810	1.12
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	11.22%	5/5/2028		2,951	2,861	2,489	0.05
WPEngine, Inc.	(4)(7)(10)	SOFR +	6.50%	11.81%	8/14/2029		66,667	64,699	65,800	1.28
Zendesk Inc	(4)(5)(7)(10)	SOFR +	6.25%	11.57%	11/30/2028		1,623	1,593	1,614	0.03
								1,821,762	1,814,439	35.19
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	6.18%	11.42%	5/3/2026		163,594	162,677	163,594	3.17
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	6.75%	12.18%	2/28/2028		84,454	83,783	84,454	1.64
Trading Companies & Distributors
Porcelain Acquisition Corp.	(4)(11)	SOFR +	6.00%	11.41%	4/1/2027		54,463	53,649	52,557	1.02
Red Fox CD Acquisition Corp	(4)(11)	SOFR +	6.00%	11.32%	3/4/2030		78,663	76,876	77,089	1.50
								130,525	129,646	2.52
Transportation Infrastructure
Capstone Logistics, LLC	(4)(11)	SOFR +	4.75%	10.18%	11/12/2027		5,487	5,465	5,487	0.11
Frontline Road Safety, LLC	(4)(7)(10)	SOFR +	5.75%	11.31%	5/3/2027		100,951	99,735	100,814	1.96
Helix TS, LLC	(4)(10)	SOFR +	6.25%	11.71%	8/4/2027		21,026	20,792	20,816	0.40
Helix TS, LLC	(4)(10)	SOFR +	6.25%	11.73%	8/4/2027		25,432	25,100	25,178	0.49
Italian Motorway Holdings S.à r.l	(4)(5)(6)(8)	E +	5.25%	9.35%	4/28/2029	EUR	78,810	81,391	85,024	1.65
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.22%	10/19/2027		29,368	29,047	28,267	0.55
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.18%	10/19/2027		20,539	20,323	19,769	0.38
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.08%	10/19/2027		4,187	4,134	4,030	0.08
Safety Borrower Holdings LP	(4)(5)(11)	SOFR +	5.25%	10.81%	9/1/2027		5,311	5,285	5,311	0.10
Safety Borrower Holdings LP	(4)(5)(7)(11)	P +	4.25%	12.75%	9/1/2027		56	54	52	0.00
Sam Holding Co, Inc.	(4)(11)	SOFR +	6.00%	11.44%	9/24/2027		37,050	36,625	36,772	0.71
Sam Holding Co, Inc.	(4)(11)	SOFR +	6.00%	11.43%	9/24/2027		27,413	27,072	27,163	0.53
Sam Holding Co, Inc.	(4)(7)(11)	SOFR +	6.00%	11.41%	9/24/2027		4,948	4,819	4,848	0.09
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	10.96%	7/9/2027		38,787	38,363	34,914	0.68
								398,205	398,445	7.73
Total First Lien Debt - non-controlled/non-affiliated								10,375,810	10,287,119	199.58
Total First Lien Debt								10,375,810	10,287,119	199.58

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Second Lien Debt - non-controlled/non-affiliated
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(5)(6)(8)		8.75%	8.75%	4/15/2029	CAD	10,533	$8,300	$6,824	0.13%
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	14.16%	10/15/2027		$5,183	5,126	4,924	0.10
								13,426	11,748	0.23
Industrial Conglomerates
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	12.59%	11/1/2029		9,619	9,550	9,066	0.18
IT Services
Inovalon Holdings, Inc.	(4)(10)	SOFR +	10.50%	16.07% PIK	11/24/2033		12,474	12,252	12,474	0.24
Professional Services
Thevelia US, LLC	(4)(5)(6)(9)	SOFR +	6.75%	12.21%	6/17/2030		4,920	4,806	4,908	0.10
Software
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.50%	11.95%	7/30/2029		3,550	3,517	3,319	0.06
Total Second Lien Debt - non-controlled/non-affiliated								43,551	41,515	0.81
Total Second Lien Debt								43,551	41,515	0.81
Unsecured Debt- non-controlled/non-affiliated
Health Care Technology
Healthcomp Holding Company, LLC	(4)(8)		13.75%	13.75% PIK	11/8/2031		10,446	10,154	10,289	0.20
IT Services
PPT Holdings III, LLC	(4)(8)		12.75%	12.75% PIK	3/27/2034		1,610	1,570	1,570	0.03
Total Unsecured Debt - non-controlled/non-affiliated								11,724	11,859	0.23

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity
Equity - non-controlled/non-affiliated
Aerospace & Defense
Micross Topco, Inc.	(4)				4,767	$4,767	$4,795	0.09%
Air Freight & Logistics
AGI Group Holdings LP - A2 Units	(4)				902	902	209	0.00
Mode Holdings, L.P. - Class A-2 Common Units	(4)				5,486,923	5,487	9,822	0.19
						6,389	10,031	0.19
Commercial Services & Supplies
GTCR Investors LP - A-1 Units	(4)				417,006	417	417	0.01
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class A Units	(4)				702,305	702	302	0.01
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class C Units	(4)				85,315	83	96	0.00
EIS Acquisition Holdings, LP - Class A Common Units	(4)				6,292	3,350	12,203	0.24
						4,135	12,601	0.25
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests	(4)		11.50%		12,511,857	12,315	16,496	0.32
DTA LP - Class A Units	(4)				2,171,032	2,169	2,171	0.04
						14,484	18,667	0.36
Diversified Financial Services
THL Fund IX Investors (Plymouth II), LP	(4)				248,786	249	249	0.00
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units	(4)				6,930	5,877	7,049	0.14
Point Broadband Holdings, LLC - Class B Units	(4)				369,255	1,053	2,492	0.05
Point Broadband Holdings, LLC - Class Additional A Units	(4)				1,489	1,263	1,515	0.03
Point Broadband Holdings, LLC - Class Additional B Units	(4)				79,358	226	536	0.01
						8,419	11,592	0.23
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)				539	539	318	0.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity - non-controlled/non-affiliated (continued)
Health Care Providers & Services
AVE Holdings I Corp.	(4)				625,944	$607	$618	0.01%
Jayhawk Holdings, LP - A-1 Common Units	(4)				2,201	392	152	0.00
Jayhawk Holdings, LP - A-2 Common Units	(4)				1,185	211	82	0.00
						1,210	852	0.01
Health Care Technology
Caerus Midco 2 S.à r.l. - Additional Vehicle Units	(4)(6)				11,710	12	1	0.00
Caerus Midco 2 S.à r.l. - Vehicle Units	(4)(6)				58,458	58	54	0.00
Healthcomp Holding Company, LLC - Preferred Interest	(4)		6.00%		9,850	985	985	0.02
						1,055	1,040	0.02
Insurance
CFCo LLC (Benefytt Technologies, Inc.) - Class B Units	(4)				14,907,400	—	—	0.00
Shelf Holdco Ltd Common Equity	(4)(6)				50,000	50	125	0.00
						50	125	0.00
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest	(4)				2,854,133	2,854	3,225	0.06
Professional Services
OHCP V TC COI, LP. - LP Interest	(4)				3,500,000	3,500	6,615	0.13
Tricor Horizon, LP	(4)(6)				385,781	386	386	0.01
						3,886	7,001	0.14
Software
Connatix Parent, LLC - Class L Common Units	(4)				42,045	462	124	0.00
Descartes Holdings, Inc - Class A Units	(4)				49,139	213	79	0.00
Expedition Holdco, LLC - Class A Units	(4)				90	57	39	0.00
Expedition Holdco, LLC - Class B Units	(4)				90,000	33	8	0.00
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%		1,545	1,506	1,869	0.04
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)				3,550,000	3,444	3,692	0.07
Mimecast Limited	(4)				667,850	668	690	0.01
TPG IX Newark CI, L.P. - LP Interests	(4)(6)				1,965,727	1,966	1,966	0.04
Zoro Common Equity	(4)				2,073	21	21	0.00
Zoro Series A Preferred Shares	(4)		12.50%		373	362	438	0.01
						8,732	8,926	0.17
Specialty Retail
CustomInk, LLC - Series A Preferred Units	(4)				384,520	5,200	7,171	0.14

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity - non-controlled/non-affiliated (continued)
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units	(4)				27,536	$2,909	$4,939	0.10%
Ncp Helix Holdings, LLC. - Preferred Shares	(4)				369	372	629	0.01
						3,281	5,568	0.11
Total Equity - non-controlled/non-affiliated						65,667	92,578	1.79
Equity - non-controlled/affiliated
Insurance
Blackstone Donegal Holdings LP - LP Interests (Westland Insurance Group LTD)	(4)(6)(16)					1	6,102	0.12
Total Equity - non-controlled/affiliated						1	6,102	0.12
Total Equity						65,668	98,680	1.91
Total Investments - non-controlled/non-affiliated						10,496,752	10,433,071	202.41
Total Investments - non-controlled/affiliated						1	6,102	0.12
Total Investment Portfolio						10,496,753	10,439,173	202.53
Cash and Cash Equivalents
Other Cash and Cash Equivalents						147,656	147,656	2.86
Total Portfolio Investments, Cash and Cash Equivalents						$10,644,409	$10,586,829	205.39%

(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of March 31, 2024, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”),or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2024. Variable rate loans typically include an interest reference rate floor feature. As of March 31, 2024, 92.9% of the debt portfolio at fair value had an interest rate floor above zero. Rates on equity instruments represents contractual dividend rates on certain preferred equity positions.
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
(6)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2024, non-qualifying assets represented 11.2% of total assets as calculated in accordance with regulatory requirements.

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

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

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
123Dentist, Inc.	Delayed Draw Term Loan	8/10/2029	$45	$—
ACI Group Holdings, Inc.	Revolver	8/2/2027	9,832	—
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2024	11,022	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	948	—
AI Altius Bidco, Inc.	Delayed Draw Term Loan	12/20/2028	158	—
Alera Group, Inc.	Delayed Draw Term Loan	11/17/2025	1,226	—
Amerilife Holdings LLC	Delayed Draw Term Loan	10/20/2026	440	—
Amerilife Holdings LLC	Revolver	8/31/2028	243	—
Amerivet Partners Management, Inc.	Revolver	2/25/2028	589	—
Anaplan, Inc.	Revolver	6/21/2028	161	—
Apex Companies, LLC	Delayed Draw Term Loan	3/15/2026	163	—
Apex Companies, LLC	Delayed Draw Term Loan	3/15/2026	495	(6)
Armada Parent, Inc.	Revolver	10/29/2027	3,000	(30)
Ascend Buyer, LLC	Revolver	9/30/2027	1,293	—
Azurite Intermediate Holdings Inc.	Delayed Draw Term Loan	3/30/2026	25,650	(192)
Azurite Intermediate Holdings Inc.	Revolver	3/19/2031	4,104	(62)
Bamboo US BidCo LLC	Delayed Draw Term Loan	9/30/2030	95	—
Bamboo US BidCo LLC	Revolver	9/28/2029	142	(2)
Bazaarvoice, Inc.	Revolver	5/7/2026	28,662	—
Beeline, LLC	Revolver	5/2/2028	591	—
Beeline, LLC	Delayed Draw Term Loan	5/2/2029	514	(3)
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2028	276	—
Bluefin Holding, LLC	Revolver	9/12/2029	2,244	(11)
BradyIFS Holdings, LLC	Revolver	10/31/2029	7,758	(78)
BradyIFS Holdings, LLC	Delayed Draw Term Loan	10/31/2025	7,613	—
Brave Parent Holdings, Inc.	Delayed Draw Term Loan	5/28/2025	7,282	(55)
Brave Parent Holdings, Inc.	Revolver	11/28/2030	3,641	(18)
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	836	—
Caerus US 1, Inc.	Revolver	5/25/2029	1,287	—
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	178	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	43,592	—
Castle Management Borrower, LLC	Revolver	11/3/2029	2,917	—
CFGI Holdings, LLC	Revolver	11/2/2027	1,050	(21)
CFS Brands, LLC	Delayed Draw Term Loan	10/2/2030	12,118	(121)
CFS Brands, LLC	Revolver	10/2/2030	18,177	(91)
Circana Group, L.P.	Revolver	12/1/2027	6,072	—
Clearview Buyer, Inc.	Revolver	2/26/2027	898	(9)
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	3,668	—
Community Brands ParentCo, LLC	Revolver	2/24/2028	345	(1)
Connatix Buyer, Inc.	Revolver	7/14/2027	5,431	(407)
Continental Buyer, Inc	Term Loan	4/2/2031	18,183	—
Continental Buyer, Inc	Revolver	4/2/2031	2,674	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Continental Buyer, Inc	Delayed Draw Term Loan	4/2/2026	$7,185	$—
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	3,509	(38)
COP Home Services TopCo IV, Inc.	Delayed Draw Term Loan	12/30/2027	8,730	(131)
Coupa Software Inc.	Delayed Draw Term Loan	8/27/2024	164	(2)
Coupa Software Inc.	Revolver	2/27/2029	126	—
CPI Buyer, LLC	Revolver	11/1/2026	3,214	(64)
CPI Intermediate Holdings Inc	Delayed Draw Term Loan	10/8/2029	966	(10)
Crewline Buyer, Inc.	Revolver	11/8/2030	6,438	(16)
Cumming Group, Inc.	Revolver	11/16/2027	12,695	—
Cumming Group, Inc.	Delayed Draw Term Loan	5/21/2025	8,063	(60)
Denali Bidco Ltd	Delayed Draw Term Loan	8/29/2025	1,761	—
Doc Generici (Diocle S.p.A.)	Delayed Draw Term Loan	10/26/2024	1,682	(616)
DTA Intermediate II Ltd.	Delayed Draw Term Loan	3/27/2026	16,154	(162)
DTA Intermediate II Ltd.	Revolver	3/27/2030	7,538	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2024	14,586	(146)
Endeavor Schools Holdings LLC	Delayed Draw Term Loan	7/18/2029	5,776	—
ENV Bidco AB	Delayed Draw Term Loan	7/19/2029	433	(159)
Episerver, Inc.	Revolver	4/9/2026	2,064	(41)
Ergomed Plc	Delayed Draw Term Loan	11/17/2025	43,368	(3,005)
Experity, Inc.	Revolver	2/24/2028	1,495	(15)
Formulations Parent Corp.	Revolver	11/15/2029	1,429	(7)
Foundation Risk Partners Corp.	Revolver	10/29/2027	2,382	(36)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2025	4,913	—
Freya Bidco, Ltd.	Delayed Draw Term Loan	1/24/2026	260	(3)
Freya Bidco, Ltd.	Delayed Draw Term Loan	1/24/2026	218	—
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	516	—
Frontline Road Safety, LLC	Delayed Draw Term Loan	6/15/2025	9,897	—
FusionSite Midco, LLC	Delayed Draw Term Loan	11/17/2024	1,851	—
FusionSite Midco, LLC	Revolver	11/17/2029	2,791	(63)
G&A Partners Holding Company II, LLC	Delayed Draw Term Loan	3/1/2026	13,151	—
G&A Partners Holding Company II, LLC	Revolver	3/1/2030	3,288	(66)
Galway Borrower, LLC	Revolver	9/30/2027	7,344	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/7/2026	7	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/7/2026	52,753	(264)
GGW Group GmbH	Term Loan	3/31/2031	32,209	—
GGW Group GmbH	Delayed Draw Term Loan	4/23/2027	13,290	—
GI Consilio Parent, LLC	Revolver	2/10/2026	3,922	(41)
GI Ranger Intermediate, LLC	Revolver	10/29/2027	1,200	—
Gigamon Inc.	Revolver	3/11/2028	437	—
GovernmentJobs.com, Inc.	Revolver	12/2/2027	677	(14)
Granicus, Inc.	Revolver	1/17/2031	2,448	(6)
Granicus, Inc.	Delayed Draw Term Loan	1/17/2031	2,583	(13)
GS Acquisitionco, Inc.	Delayed Draw Term Loan	3/26/2026	8,000	(20)
GS Acquisitionco, Inc.	Revolver	3/26/2034	2,000	(10)
Gusto Sing Bidco Pte Ltd	Delayed Draw Term Loan	10/28/2028	101	—
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	2,961	—
High Street Buyer, Inc.	Revolver	4/16/2027	2,254	(45)
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	17,398	—
High Street Buyer, Inc.	Delayed Draw Term Loan	2/4/2025	20,953	(210)
Icefall Parent, Inc.	Revolver	1/17/2030	3,104	(62)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
IG Investments Holdings, LLC	Revolver	9/22/2027	$3,583	$—
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	6,106	—
Integrity Marketing Acquisition, LLC	Revolver	8/27/2026	1,381	(7)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	17,064	—
Iris Bidco Ltd	Term Loan	4/30/2031	30,251	—
Iris Bidco Ltd	Delayed Draw Term Loan	4/30/2027	16,002	—
Iris Buyer, LLC	Revolver	10/2/2029	3,673	(101)
Iris Buyer, LLC	Delayed Draw Term Loan	10/2/2030	1,426	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/17/2028	45	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/17/2029	51	—
Java Buyer, Inc.	Delayed Draw Term Loan	4/1/2024	930	—
Java Buyer, Inc.	Delayed Draw Term Loan	11/9/2025	1,276	(13)
Kattegat Project Bidco AB	Term Loan	4/7/2031	33,905	—
Kattegat Project Bidco AB	Delayed Draw Term Loan	10/5/2026	6,923	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	495	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/8/2025	2,334	—
Kwol Acquisition, Inc.	Revolver	12/6/2029	897	(7)
LPW Group Holdings, Inc.	Revolver	3/15/2030	4,029	—
Magnesium BorrowerCo, Inc.	Delayed Draw Term Loan	5/18/2029	328	—
Magneto Components BuyCo, LLC	Revolver	12/5/2029	5,508	(69)
Magneto Components BuyCo, LLC	Delayed Draw Term Loan	6/5/2025	6,610	(83)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	545	—
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	342	(17)
Material Holdings, LLC	Revolver	8/17/2027	353	—
MB2 Dental Solutions, LLC	Delayed Draw Term Loan	8/12/2025	4,952	(16)
MB2 Dental Solutions, LLC	Delayed Draw Term Loan	8/12/2025	8,253	(13)
MB2 Dental Solutions, LLC	Revolver	2/13/2031	1,382	(14)
Mercury Bidco Globe Limited	Delayed Draw Term Loan	1/31/2026	14,933	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	268	—
Monk Holding Co.	Delayed Draw Term Loan	12/1/2024	917	—
Monterey Financing, S.à r.l.	Delayed Draw Term Loan	9/19/2029	283	—
More Cowbell II, LLC	Delayed Draw Term Loan	9/1/2030	916	(11)
More Cowbell II, LLC	Revolver	9/1/2029	923	—
MPG Parent Holdings, LLC	Delayed Draw Term Loan	1/8/2026	2,679	(54)
MPG Parent Holdings, LLC	Revolver	1/8/2030	1,339	(27)
MRI Software, LLC	Revolver	2/10/2026	7,361	(221)
MRI Software, LLC	Delayed Draw Term Loan	2/10/2027	40,238	(201)
NAVEX TopCo, Inc.	Revolver	11/9/2028	5,394	(27)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	1/16/2025	16,497	—
NDC Acquisition Corp.	Revolver	3/9/2027	2,911	—
Neptune BidCo	Delayed Draw Term Loan	4/2/2031	1,317	—
Neptune BidCo	Delayed Draw Term Loan	4/2/2031	2,788	—
Neptune Holdings, Inc.	Revolver	8/14/2030	933	—
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	5/27/2024	4,906	—
Oranje Holdco Inc	Revolver	2/1/2029	250	—
Park Place Technologies, LLC	Delayed Draw Term Loan	9/1/2025	18,198	(91)
Park Place Technologies, LLC	Revolver	3/25/2030	13,648	—
Pavion Corp.	Delayed Draw Term Loan	10/30/2025	12,552	—
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/1/2026	12,700	(127)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
PDI TA Holdings, Inc.	Revolver	2/3/2031	$3,800	$(53)
Petrus Buyer Inc	Delayed Draw Term Loan	10/17/2029	595	(9)
Petrus Buyer Inc	Revolver	10/17/2029	272	—
PGIS Intermediate Holdings, LLC	Delayed Draw Term Loan	10/16/2028	3,620	—
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	469	(9)
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	5,009	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2029	78	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	159	(1)
Profile Products, LLC	Revolver	11/12/2027	353	—
Profile Products, LLC	Revolver	11/12/2027	347	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	4/26/2024	16,623	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2029	333	—
Pye-Barker Fire & Safety LLC	Delayed Draw Term Loan	11/26/2027	18,278	(183)
Quality Distribution LLC	Revolver	7/1/2026	2,235	—
Quality Distribution LLC	Delayed Draw Term Loan	10/3/2024	12	—
Quality Distribution LLC	Delayed Draw Term Loan	10/24/2025	1,931	(10)
Qualus Power Services Corp.	Delayed Draw Term Loan	1/26/2025	3,737	—
Rally Buyer, Inc.	Revolver	7/19/2028	110	(2)
Rally Buyer, Inc.	Delayed Draw Term Loan	7/19/2028	33	—
Redwood Services Group, LLC	Delayed Draw Term Loan	8/15/2025	73,181	—
Relativity ODA, LLC	Revolver	5/12/2027	2,966	(22)
RoadOne Inc	Revolver	12/30/2028	275	—
RoadOne Inc	Delayed Draw Term Loan	12/30/2028	163	—
S&P Global Engineering Solutions	Revolver	5/2/2029	249	—
Safety Borrower Holdings LP	Revolver	9/1/2027	317	—
Sam Holding Co, Inc.	Revolver	3/24/2027	6,000	(45)
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2027	5,050	—
Scorpio Bidco	Term Loan	4/30/2031	24,133	—
Scorpio Bidco	Delayed Draw Term Loan	4/3/2026	4,749	—
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	280	—
SG Acquisition, Inc.	Term Loan	4/3/2030	31,429	—
SG Acquisition, Inc.	Revolver	4/3/2030	8,218	—
Sherlock Buyer Corp.	Revolver	12/8/2027	1,111	(22)
Smile Doctors, LLC	Delayed Draw Term Loan	12/23/2028	2,062	—
Smile Doctors, LLC	Revolver	12/23/2027	1,233	(31)
Snoopy Bidco, Inc.	Delayed Draw Term Loan	5/6/2024	15,786	(237)
SpecialtyCare, Inc.	Revolver	6/18/2026	823	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/19/2028	1,155	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	371	(6)
STV Group, Inc.	Delayed Draw Term Loan	3/20/2026	6,976	(70)
STV Group, Inc.	Revolver	3/20/2031	4,883	(98)
The Fertility Partners, Inc.	Revolver	9/16/2027	127	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	3/1/2026	46,071	(461)
Trader Corp.	Revolver	12/22/2028	1,015	(389)
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2027	325	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	7,269	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/30/2026	9,073	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/20/2025	1,277	—
Triple Lift, Inc.	Revolver	5/6/2028	4,747	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	29,089	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2024
(in thousands)
(Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	$20,901	$—
UMP Holdings, LLC	Delayed Draw Term Loan	7/15/2028	440	—
Unified Physician Management, LLC	Revolver	6/18/2029	241	—
Unified Physician Management, LLC	Delayed Draw Term Loan	3/25/2026	22,616	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	12/31/2024	42,667	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	3,233	(32)
West Monroe Partners, LLC	Revolver	11/9/2027	1,155	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	17	—
World Insurance Associates, LLC	Delayed Draw Term Loan	4/3/2028	47,025	(470)
World Insurance Associates, LLC	Revolver	4/3/2028	2,939	(29)
WPEngine, Inc.	Revolver	8/14/2029	6,667	(200)
Zendesk Inc	Revolver	11/3/2028	169	(3)
Zendesk Inc	Delayed Draw Term Loan	11/22/2028	361	(5)
Zeus, LLC	Revolver	2/8/2030	3,426	(51)
Zeus, LLC	Delayed Draw Term Loan	2/27/2026	4,568	(34)
			$1,421,314	$(10,003)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of March 31, 2024 was 0.50%.
(10)The interest rate floor on these investments as of March 31, 2024 was 0.75%.
(11)The interest rate floor on these investments as of March 31, 2024 was 1.00%.
(12)The interest rate floor on these investments as of March 31, 2024 was 1.25%.
(13)The interest rate floor on these investments as of March 31, 2024 was 1.50%.
(14)The interest rate floor on these investments as of March 31, 2024 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.
(16)Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2024, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2024, the Company’s non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of March 31, 2024	Dividend and Interest Income
Non-controlled/Affiliated Investments
Blackstone Donegal Holdings LP	$5,790	$—	$—	$312	$—	$6,102	$—
Total	$5,790	$—	$—	$312	$—	$6,102	$—

(17)Loan was on non-accrual status as of March 31, 2024.
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
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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
snip

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Coupa Software Inc.	Delayed Draw Term Loan	8/27/2024	$164	$(2)
Coupa Software Inc.	Revolver	2/27/2029	126	(1)
CPI Buyer, LLC	Revolver	11/1/2026	3,214	(64)
CPI Intermediate Holdings Inc	Delayed Draw Term Loan	10/8/2029	966	(10)
Crewline Buyer, Inc.	Revolver	11/8/2030	6,438	(156)
Cumming Group, Inc.	Revolver	11/16/2027	12,695	(190)
Cumming Group, Inc.	Delayed Draw Term Loan	5/21/2025	8,063	(60)
Denali Bidco Ltd	Delayed Draw Term Loan	8/29/2030	1,761	(3)
Discovery Education, Inc.	Revolver	4/9/2029	2,960	(118)
Doc Generici (Diocle S.p.A.)	Delayed Draw Term Loan	10/26/2024	1,682	(591)
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2024	16,456	(165)
Endeavor Schools Holdings LLC	Delayed Draw Term Loan	7/18/2029	5,776	—
ENV Bidco AB	Delayed Draw Term Loan	7/19/2029	433	(153)
Episerver, Inc.	Revolver	4/9/2026	2,064	(83)
Ergomed Plc	Delayed Draw Term Loan	11/17/2025	46,934	—
Experity, Inc.	Revolver	2/24/2028	1,495	(15)
Fencing Supply Group Acquisition, LLC	Delayed Draw Term Loan	2/29/2024	1,910	(24)
Fencing Supply Group Acquisition, LLC	Delayed Draw Term Loan	2/26/2027	1,637	—
Formulations Parent Corp.	Revolver	11/15/2029	1,429	(26)
Foundation Risk Partners Corp.	Revolver	10/29/2027	2,382	(36)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2025	6,920	(69)
Freya Bidco Limited	Term Loan	10/31/2030	1,009	—
Freya Bidco Limited	Delayed Draw Term Loan	10/31/2030	257	—
Freya Bidco Limited	Term Loan	10/31/2030	1,107	—
Freya Bidco Limited	Delayed Draw Term Loan	10/31/2030	257	—
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	516	—
Frontline Road Safety, LLC	Delayed Draw Term Loan	6/15/2025	10,996	(137)
FusionSite Midco, LLC	Delayed Draw Term Loan	11/17/2024	8,800	—
FusionSite Midco, LLC	Revolver	11/17/2029	2,791	(63)
Galway Borrower, LLC	Revolver	9/30/2027	2,120	(32)
GI Consilio Parent, LLC	Revolver	5/14/2026	561	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	480	—
GI Ranger Intermediate, LLC	Delayed Draw Term Loan	10/30/2028	3,040	—
Gigamon Inc.	Revolver	3/11/2028	437	(1)
GovernmentJobs.com, Inc.	Revolver	11/30/2027	677	(14)
GraphPAD Software, LLC	Revolver	4/27/2027	1,062	—
Groundworks, LLC	Delayed Draw Term Loan	9/13/2025	37	—
Groundworks, LLC	Revolver	3/14/2029	42	(1)
HIG Orca Acquisition Holdings, Inc.	Revolver	8/17/2027	2,961	—
HIG Orca Acquisition Holdings, Inc.	Delayed Draw Term Loan	8/17/2027	3,241	—
High Street Buyer, Inc.	Revolver	4/16/2027	2,254	(45)
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	9,396	—
Icefall Parent Inc	Term Loan	1/25/2030	31,940	—
Icefall Parent Inc	Revolver	1/25/2030	3,042	—
IG Investments Holdings, LLC	Revolver	9/22/2027	3,583	(18)
Inova Pharmaceutical	Term Loan	10/30/2028	661	—
Inova Pharmaceutical	Delayed Draw Term Loan	10/30/2028	102	—
Inovalon Holdings, Inc.	Delayed Draw Term Loan	6/24/2024	11,060	(138)
Integrity Marketing Acquisition, LLC	Revolver	8/27/2025	1,381	(14)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	17,064	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Iris Buyer, LLC	Revolver	10/2/2029	$3,673	$(101)
Iris Buyer, LLC	Delayed Draw Term Loan	10/2/2030	3,318	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/17/2028	91	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/17/2029	51	—
Java Buyer, Inc.	Delayed Draw Term Loan	4/1/2024	930	—
Java Buyer, Inc.	Delayed Draw Term Loan	11/9/2025	1,276	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	784	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/8/2025	2,633	—
Kwol Acquisition, Inc.	Revolver	12/6/2029	628	—
Magnesium BorrowerCo, Inc.	Delayed Draw Term Loan	5/18/2029	485	(12)
Magneto Components BuyCo, LLC	Revolver	12/5/2029	5,508	(138)
Magneto Components BuyCo, LLC	Delayed Draw Term Loan	6/5/2025	6,610	—
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	916	—
Marcone Yellowstone Buyer, Inc.	Delayed Draw Term Loan	6/23/2028	342	(17)
Material Holdings, LLC	Revolver	8/17/2027	848	—
Mercury Bidco Globe Limited	Term Loan	1/31/2031	59,287	—
Mercury Bidco Globe Limited	Delayed Draw Term Loan	1/31/2026	14,992	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	268	—
Monk Holding Co.	Delayed Draw Term Loan	12/1/2024	830	—
Monterey Financing, S.A.R.L	Delayed Draw Term Loan	9/19/2029	283	—
More Cowbell II, LLC	Delayed Draw Term Loan	9/1/2030	871	(11)
More Cowbell II, LLC	Revolver	9/1/2029	968	—
MPG Parent Holdings LLC	Term Loan	1/8/2030	10,763	—
MPG Parent Holdings LLC	Revolver	1/8/2030	1,313	—
MPG Parent Holdings LLC	Delayed Draw Term Loan	1/8/2026	2,679	—
MRI Software, LLC	Revolver	2/10/2026	1,516	(28)
MRI Software, LLC	Revolver	2/10/2027	1,822	(3)
MRI Software, LLC	Delayed Draw Term Loan	2/10/2027	40,238	(201)
MRI Software, LLC	Revolver	2/10/2027	4,024	(40)
MRI Software, LLC	Revolver	2/10/2026	3,086	(34)
NAVEX TopCo, Inc.	Revolver	11/9/2028	5,394	(108)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	1/16/2025	24,746	—
NDC Acquisition Corp.	Revolver	3/9/2027	2,911	—
Neptune Holdings, Inc.	Revolver	8/14/2030	933	(19)
NMC Crimson Holdings, Inc.	Delayed Draw Term Loan	1/1/2024	2,617	—
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	5/27/2024	177	—
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	1/21/2025	4,729	—
Oranje Holdco Inc	Revolver	2/1/2029	250	—
Pavion Corp.	Revolver	10/30/2030	9,565	—
Pavion Corp.	Delayed Draw Term Loan	10/30/2025	18,279	(183)
Petrus Buyer Inc	Delayed Draw Term Loan	10/17/2029	595	(9)
Petrus Buyer Inc	Revolver	10/17/2029	272	—
PGIS Intermediate Holdings, LLC	Delayed Draw Term Loan	10/16/2028	4,007	—
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	469	(9)
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	5,009	(50)
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	159	(1)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2029	78	—
Profile Products, LLC	Revolver	11/12/2027	520	(17)
Profile Products, LLC	Revolver	11/12/2027	353	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	4/26/2024	16,623	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	7/25/2029	$333	$—
Pye-Barker Fire & Safety LLC	Delayed Draw Term Loan	11/26/2027	18,278	(183)
Quality Distribution LLC	Revolver	4/3/2028	94	(3)
Quality Distribution LLC	Delayed Draw Term Loan	10/3/2024	25	—
Quality Distribution LLC	Delayed Draw Term Loan	10/24/2025	1,931	(10)
Quality Distribution LLC	Revolver	7/1/2026	3,000	(135)
Qualus Power Services Corp.	Delayed Draw Term Loan	1/26/2025	3,737	—
Rally Buyer, Inc.	Revolver	7/19/2028	66	—
Rally Buyer, Inc.	Delayed Draw Term Loan	7/19/2028	75	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	53	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	139	—
Relativity ODA, LLC	Revolver	5/12/2027	3,292	(49)
RoadOne Inc	Revolver	12/30/2028	275	—
RoadOne Inc	Delayed Draw Term Loan	12/30/2028	163	—
S&P Global Engineering Solutions	Revolver	5/2/2029	249	—
Safety Borrower Holdings LP	Revolver	9/1/2027	93	—
Sam Holding Co, Inc.	Revolver	3/24/2027	6,000	(75)
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2027	9,300	—
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	432	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/8/2028	2,794	(28)
Sherlock Buyer Corp.	Revolver	12/8/2027	1,111	(22)
Smile Doctors, LLC	Delayed Draw Term Loan	12/23/2028	2,607	(39)
Smile Doctors, LLC	Revolver	12/23/2027	1,233	(31)
Snoopy Bidco, Inc.	Delayed Draw Term Loan	5/6/2024	15,786	(237)
SpecialtyCare, Inc.	Revolver	6/18/2026	865	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/19/2028	1,155	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	1/2/2024	155	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	371	(13)
The Fertility Partners, Inc.	Revolver	9/16/2027	127	—
Trader Corp.	Revolver	12/22/2028	830	(190)
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2027	402	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	6,881	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/30/2026	11,274	(113)
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/20/2025	1,433	(14)
Triple Lift, Inc.	Revolver	5/6/2028	4,747	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	31,468	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	20,901	—
UMP Holdings, LLC	Delayed Draw Term Loan	7/15/2028	440	—
Unified Physician Management, LLC	Revolver	6/18/2029	241	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	8/16/2029	46,867	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	3,233	(73)
West Monroe Partners, LLC	Revolver	11/9/2027	1,155	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	17	—
World Insurance Associates, LLC	Delayed Draw Term Loan	4/3/2028	47,025	(470)
World Insurance Associates, LLC	Revolver	4/3/2028	2,939	(59)
WPEngine, Inc.	Revolver	8/14/2029	6,667	(200)
Zendesk Inc	Revolver	11/3/2028	169	(3)
Zendesk Inc	Delayed Draw Term Loan	11/22/2028	361	(5)
Total unfunded commitments			$985,936	$(6,660)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2023
(in thousands)
(Unaudited)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of December 31, 2023 was 0.50%.
(10)The interest rate floor on these investments as of December 31, 2023 was 0.75%.
(11)The interest rate floor on these investments as of December 31, 2023 was 1.00%.
(12)The interest rate floor on these investments as of December 31, 2023 was 1.25%.
(13)The interest rate floor on these investments as of December 31, 2023 was 1.50%.
(14)The interest rate floor on these investments as of December 31, 2023 was 2.00%.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

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
The Company is externally managed by Blackstone Credit BDC Advisors LLC (the “Adviser”) an affiliate of Blackstone Alternative Credit Advisors LP (the “Administrator” and, collectively with its affiliates in the credit, asset-based finance, and insurance asset management business unit of Blackstone Inc. (“Blackstone”), “Blackstone Credit & Insurance,” or “BXCI”). The Administrator provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the “Administration Agreement”). References herein to information about Blackstone Credit & Insurance from December 31, 2023 or prior refers solely to the Adviser and Blackstone Alternative Credit Advisors LP, collectively with their credit-focused affiliates within Blackstone Credit & Insurance.
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
Note 2. Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”). As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, “Financial Services – Investment Companies” (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).
The interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 6 and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of the condensed consolidated financial statements for the interim period presented, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2024.
All intercompany balances and transactions have been eliminated.
Certain prior period information has been reclassified to conform to the current period presentation.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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
The Company consolidated the results of the Company’s wholly-owned subsidiaries which are considered to be investment companies. As of March 31, 2024 and December 31, 2023, the Company's consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”), BGSL Big Sky Funding LLC (“Big Sky Funding”), BGSL Investments LLC (“BGSL Investments”), BXSL Associates GP (Lux) S.à r.l, BXSL Direct Lending (Lux) SCSp, BXSL C-1 LLC, and BXSL C-2 Funding LLC.
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
The net change in unrealized gains or losses primarily reflects the change in investment values, including the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period, and is recorded within Net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations.
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
Under ASC 820, fair value is based on observable market prices or parameters or derived from such prices or parameters when such quotations are readily available. In accordance with Rule 2a-5 under the 1940 Act, fair value means the value of a portfolio investment for which market quotations are not readily available. A market quotation is “readily available” only when it is a quoted price (unadjusted) in active markets for identical instruments that a fund can access at the measurement date, provided that such a quotation is not considered to be readily available if it is not reliable.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Where prices or inputs are not available or, in the judgment of the Board, with assistance of the Adviser, the Audit Committee and independent valuation firm(s), determine to be not reliable, valuation techniques based on the facts and circumstances of the particular investment will be utilized. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity. In the absence of observable, reliable market prices, the Company values its investments using various valuation methodologies applied on a consistent basis.
An enterprise value (“EV”) analysis is generally performed to determine the value of equity investments, control debt investments and non-control debt investments that are credit-impaired, and to determine if debt investments are credit-impaired. The Adviser will generally utilize approaches including the market approach, the income approach or both approaches, as appropriate, when calculating EV. The primary method for determining EV for non-control investments, and control investments without reliable projections, uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) or another key financial metric (e.g., such as revenues, cash flows or net income) (“Performance Multiple”). Performance Multiples are typically determined based upon a review of publicly-traded comparable companies and market comparable transactions, if any. The second method for determining EV (and primary method for control investments with reliable projections) uses a discounted cash flow analysis whereby future expected cash flows and the anticipated terminal value of the portfolio company are discounted to determine a present value using estimated discount rates. The income approach is generally used when the Adviser has visibility into the long term projected cash flows of a portfolio company.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Board’s assessment, with the assistance of the Adviser, the Audit Committee and independent valuation firm(s), of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfer occurs.
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
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period, and these differences could be material. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly-traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Estimates.”
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three months ended March 31, 2024 and 2023, the Company recorded $1.9 million and $0.4 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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
For further information regarding the non-accrual status of investments refer to “Note 4. Investments”.
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
To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for taxation as a RIC, the Company must distribute to its shareholders, for each taxable year, at least 90% of the sum of (i) its “investment company taxable income” for that year (without regard to the deduction for dividends paid), which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses and (ii) its net tax-exempt income.
In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on certain undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (iii) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
For the three months ended March 31, 2024 and 2023, the Company incurred $3.4 million and $2.6 million, respectively, of U.S. federal excise tax.
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
Recent Accounting Pronouncements
In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”), which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, and has been adopted by the Company beginning with the condensed consolidated financial statements as of and for the three months ended March 31, 2024. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Company pays the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee is borne by the shareholders. The initial term of the Investment Advisory Agreement was two years from October 1, 2018, and on May 6, 2020 and May 6, 2021, it was renewed and approved by the Board, including a majority of trustees who are not parties to the Investment Advisory Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) (the “Independent Trustees”), for a one-year period. On October 18, 2021, the Board approved the amended and restated Investment Advisory Agreement. Unless earlier terminated, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board and by the vote of a majority of the Independent Trustees. The Investment Advisory Agreement was most recently renewed and approved by the Board, including majority of the Independent Trustees, on May 1, 2024 for a one-year period ending on May 31, 2025.
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
Base Management Fees
Starting from the consummation of the IPO, the management fee pursuant to the Investment Advisory Agreement is payable quarterly in arrears at an annual rate of 1.0% of the average value of the Company’s “gross assets” at the end of the two most recently completed calendar quarters. For purposes of the Investment Advisory Agreement, “gross assets” means the Company’s total assets determined on a consolidated basis in accordance with GAAP, excluding undrawn commitments but including assets purchased with borrowed amounts. The management fee was calculated for the quarter ended December 31, 2021, and the quarter ended December 31, 2023, at a weighted rate calculated based on the fee rates applicable before and after the consummation of the IPO and the expiration of the Waiver Period based on the number of days in the calendar quarter before and after the consummation of the IPO and the expiration of the Waiver Period.
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
For the three months ended March 31, 2024 and 2023, base management fees were $26.0 million and $24.7 million, respectively, of which $0.0 million and $6.2 million, respectively, were waived. The Waiver Period ended on October 28, 2023.
As of March 31, 2024 and December 31, 2023, $26.0 million and $23.0 million, respectively, was payable to the Adviser relating to management fees.
Incentive Fees
The incentive fees consist of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains, each as described below:

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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
Pursuant to the Investment Advisory Agreement, the Company is required to pay an income based incentive fee of 17.5% (15% prior to the consummation of the IPO), with a 1.5% hurdle and 100% catch-up. However, the Adviser implemented a voluntary waiver with respect to the income based incentive fee during the Waiver Period. The Adviser voluntarily waived its right to receive an income based incentive fee above 15% during the Waiver Period and amounts waived by the Adviser were not subject to recoupment by the Adviser.
The Company pays the Adviser an income based incentive fee based on its aggregate pre-incentive fee net investment income, as adjusted as described above, from the calendar quarter then ending and the eleven preceding calendar quarters (such period, the “Trailing Twelve Quarters”).
The hurdle amount for the income based incentive fee is determined on a quarterly basis and is equal to 1.5% multiplied by the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The hurdle amount is calculated after making appropriate adjustments for issuances by the Company of Common Shares, including issuances pursuant to its dividend reinvestment plan (“DRIP”) and distributions that occurred during the relevant Trailing Twelve Quarters. The income based incentive fee for any partial period will be appropriately prorated.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
For the three months ended March 31, 2024 and 2023, the Company accrued income based incentive fees of $35.8 million and $30.4 million, respectively, of which $0.0 million and $4.3 million, respectively, were waived. The Waiver Period ended on October 28, 2023.
As of March 31, 2024 and December 31, 2023, $35.8 million and $34.4 million, respectively, was payable to the Adviser for income based incentive fees.
For the three months ended March 31, 2024, the Company accrued capital gains incentive fees of $3.1 million. For the three months ended March 31, 2023, the Company reversed previously accrued capital gains incentive fee of $(1.6) million.
Administration Agreement
On October 1, 2018, the Company entered into an Administration Agreement with the Administrator. Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the United States Securities and Exchange Commission (“SEC”), preparing materials and coordinating meetings of the Company’s Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Administrator may also offer to provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The initial term of the agreement was two years from October 1, 2018. Unless earlier terminated, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is approved at least annually by (i) the vote of the Board or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Independent Trustees. The Administration Agreement was most recently renewed and approved by the Board, including a majority of the Independent Trustees, on May 1, 2024, for a one-year period.
For providing these services, the Company will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals (including information technology professionals) at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three months ended March 31, 2024 and 2023.
For the three months ended March 31, 2024 and 2023, the Company incurred $0.7 million and $0.4 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations.
As of March 31, 2024 and December 31, 2023, $0.6 million and $1.1 million, respectively, was unpaid and included in Due to affiliates in the Condensed Consolidated Statements of Assets and Liabilities.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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
The Expense Support Agreement terminated by its own terms on October 28, 2021. The Company’s obligation to make Reimbursement Payments survived the termination of the Expense Support Agreement and may be made for a period of up to three years, in accordance with the terms of the Expense Support Agreement. The Company’s obligation to make a Reimbursement Payment becomes a liability of the Company on the last business day of the applicable calendar quarter. As of March 31, 2024 and 2023, there are no amounts subject to the Reimbursement Payment obligation.
As of March 31, 2024 and 2023, there was no unreimbursed Expense Payments. For the three months ended March 31, 2024 and 2023, the Adviser made no Expense Payments and the Company made no Reimbursement Payments related to Expense Payments by the Adviser.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$10,375,810	$10,287,119	98.5%	$9,817,402	$9,722,061	98.5%
Second lien debt	43,551	41,515	0.4	43,347	41,515	0.4
Unsecured debt	11,724	11,859	0.1	9,930	9,924	0.1
Equity	65,668	98,680	1.0	63,480	94,940	1.0
Total	$10,496,753	$10,439,173	100.0%	$9,934,159	$9,868,440	100.0%

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The industry composition of investments at fair value was as follows:

	March 31, 2024	December 31, 2023
Aerospace & Defense	4.9%	5.2%
Air Freight & Logistics	4.0	4.2
Building Products	3.0	3.2
Chemicals	0.1	0.1
Commercial Services & Supplies	7.5	7.8
Construction & Engineering	0.5	0.5
Containers & Packaging	0.2	0.2
Distributors	4.9	5.7
Diversified Consumer Services	4.2	3.9
Diversified Financial Services	1.3	1.4
Diversified Telecommunication Services	1.3	1.4
Electrical Equipment	0.5	1.1
Electronic Equipment, Instruments & Components	1.2	1.3
Electric Utilities	0.6	0.6
Energy Equipment & Services	0.3	0.4
Ground Transportation	0.2	0.2
Health Care Equipment & Supplies	0.8	0.6
Health Care Providers & Services	10.6	10.7
Health Care Technology	5.3	5.1
Industrial Conglomerates	0.1	0.1
Insurance	5.1	5.4
Internet & Direct Marketing Retail	3.0	3.2
IT Services	3.9	2.9
Machinery (1)	0.0	0.0
Marine	0.2	0.3
Media	0.1	0.1
Oil, Gas & Consumable Fuels	1.0	1.0
Paper & Forest Products	0.1	0.1
Pharmaceuticals	0.2	0.2
Professional Services	9.0	7.8
Real Estate Management & Development	0.9	0.9
Software	17.5	17.4
Specialty Retail	1.6	1.7
Technology Hardware, Storage & Peripherals	0.8	0.8
Trading Companies & Distributors	1.2	0.5
Transportation Infrastructure	3.9	4.0
Total	100.0%	100.0%
(1)Amount rounds to less than 0.1% as of March 31, 2024 and December 31, 2023.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The geographic composition of investments at cost and fair value was as follows:

	March 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$9,820,598	$9,774,947	93.7%	189.6%
Canada	274,055	275,335	2.6	5.3
Bermuda/Cayman Islands	436	511	0.0	0.0
Europe	401,025	387,751	3.7	7.5
Asia	639	629	0.0	0.0
Total	$10,496,753	$10,439,173	100.0%	202.4%

	December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$9,381,707	$9,317,684	94.4%	188.2%
Canada	275,579	278,103	2.8	5.6
Bermuda/Cayman Islands	436	473	0.0	0.0
Europe	276,437	272,180	2.8	5.5
Total	$9,934,159	$9,868,440	100.0%	199.3%
As of March 31, 2024 and December 31, 2023, one borrower (across two loans) and one borrower (one loan) in the portfolio were on non-accrual status.
As of March 31, 2024 and December 31, 2023, on a fair value basis, 99.8% and 99.9%, respectively, of our performing debt investments bore interest at a floating rate and 0.2% and 0.1%, respectively, of our performing debt investments bore interest at a fixed rate.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 5. Fair Value Measurements
The following tables present the fair value hierarchy of financial instruments:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$108,808	$10,178,311	$10,287,119
Second lien debt	—	—	41,515	41,515
Unsecured debt	—	—	11,859	11,859
Equity	—	—	98,680	98,680
Total	$—	$108,808	$10,330,365	$10,439,173

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$157,858	$9,564,203	$9,722,061
Second lien debt	—	—	41,515	41,515
Unsecured debt	—	—	9,924	9,924
Equity	—	—	94,940	94,940
Total	$—	$157,858	$9,710,582	$9,868,440

Within Investments at fair value, substantially all Equity investments are illiquid and privately negotiated in nature and are subject to contractual sale constraints or other restrictions pursuant to their respective governing or similar agreements.
The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended March 31, 2024
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total Investments
Fair value, beginning of period	$9,564,203	$41,515	$9,924	$94,940	$9,710,582
Purchases of investments	734,974	180	1,785	2,188	739,127
Proceeds from principal repayments and sales of investments	(186,370)	—	—	—	(186,370)
Accretion of discount/(amortization of premium)	9,341	25	9	—	9,375
Net realized gain (loss)	428	—	—	—	428
Net change in unrealized appreciation (depreciation)	5,496	(205)	141	1,552	6,984
Transfers into Level 3 (1)	50,239	—	—	—	50,239
Transfers out of Level 3 (1)	—	—	—	—	—
Fair value, end of period	$10,178,311	$41,515	$11,859	$98,680	$10,330,365
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2024 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$6,191	$(205)	$135	$1,553	$7,674

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	Three Months Ended March 31, 2023
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$9,275,511	$46,336	$150,949	$9,472,796
Purchases of investments	114,229	411	—	114,640
Proceeds from principal repayments and sales of investments	(71,040)	—	—	(71,040)
Accretion of discount/(amortization of premium)	8,407	36	—	8,443
Net realized gain (loss)	46	—	—	46
Net change in unrealized appreciation (depreciation)	(14,862)	(105)	3,572	(11,395)
Transfers into Level 3 (1)	4,938	—	—	4,938
Transfers out of Level 3 (1)	(91,939)	—	—	(91,939)
Fair value, end of period	$9,225,290	$46,678	$154,521	$9,426,489
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2023 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(14,862)	$(105)	$3,572	$(11,395)
(1)For the three months ended March 31, 2024 and 2023, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. These tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$10,082,833	Yield Analysis	Discount Rate	5.37%	30.72%	10.58%
	51,247	Market Quotations	Broker quoted price	100.00	100.00	100.00
	44,231	Asset Recoverability	Market Multiple	10.00x	10.50x	10.34x
	10,178,311
Investments in second lien debt	41,515	Yield Analysis	Discount Rate	9.90%	14.98%	13.07%
Investments in unsecured debt	11,859	Yield Analysis	Discount Rate	13.78%	14.00%	13.97%
Investments in equity	62,990	Market Approach	Performance Multiple	6.44x	30.00x	11.59x
	29,072	Option Pricing Model	Expected Volatility	32.00%	57.00%	43.06%
	6,618	Yield Analysis	Discount Rate	11.00%	17.92%	14.34%
	98,680
Total	$10,330,365

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

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
Financial Instruments Not Carried at Fair Value
Debt
The fair value of the Company’s SPV Financing Facilities (as defined in Note 6) and Revolving Credit Facility (as defined in Note 6), as of March 31, 2024 and December 31, 2023, approximates their carrying value as the credit facilities have variable interest based on selected short-term rates. These financial instruments would be categorized as Level 3 within the hierarchy.
The following table presents the fair value measurements of the Company's Unsecured Notes (as defined in Note 6) had they been accounted for at fair value. These financial instruments would be categorized as Level 3 within the hierarchy as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
	Fair Value	Fair Value
2026 Notes	$765,680	$763,085
New 2026 Notes	645,470	643,814
2027 Notes	586,560	583,633
2028 Notes	573,495	561,129
Total	$2,571,205	$2,551,661

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Other
As of March 31, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value. These financial instruments would be categorized as Level 3 within the hierarchy.
Note 6. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. As of March 31, 2024 and December 31, 2023, the Company’s asset coverage was 197.3% and 200.3%, respectively.
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
As of March 31, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The maximum commitment amount of the Jackson Hole Funding Facility as of March 31, 2024 was $500.0 million. The Jackson Hole Funding Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Jackson Hole Funding Facility to up to $900.0 million. Proceeds from borrowings under the Jackson Hole Funding Facility may be used to fund portfolio investments by Jackson Hole Funding and to make advances under delayed draw term loans where Jackson Hole Funding is a lender. The period during which Jackson Hole Funding may make borrowings under the Jackson Hole Funding Facility expires on November 28, 2025 and the Jackson Hole Funding Facility is scheduled to mature on May 17, 2027.
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
Proceeds from borrowings under the Breckenridge Funding Facility may be used to fund portfolio investments by Breckenridge Funding and to make advances under delayed draw and revolving loans where Breckenridge Funding is a lender. The period during which Breckenridge Funding may make borrowings under the Breckenridge Funding Facility expires on December 21, 2024 and the Breckenridge Funding Facility is scheduled to mature on December 21, 2026.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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
As of March 31, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
As of March 31, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
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
The Company’s outstanding debt obligations were as follows:

	March 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unamortized Debt Issuance Costs	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility(3)	$500,000	$387,949	$387,949	$—	$112,051	$112,051
Breckenridge Funding Facility	1,025,000	824,350	824,350	—	200,650	200,650
Big Sky Funding Facility	500,000	500,000	500,000	—	—	—
Revolving Credit Facility(4)	1,775,000	785,728	785,728	—	989,273	989,273
2026 Notes	800,000	800,000	796,789	3,211	—	—
New 2026 Notes	700,000	700,000	695,647	4,353	—	—
2027 Notes	650,000	650,000	642,097	7,903	—	—
2028 Notes	650,000	650,000	641,554	8,446	—	—
Total	$6,600,000	$5,298,027	$5,274,114	$23,913	$1,301,974	$1,301,974
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in U.S. dollars (USD) or certain other permitted currencies. As of March 31, 2024, the Company had no borrowings denominated in currencies other than USD.
(4)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of March 31, 2024, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 1.0 million
•Euros (EUR) 101.1 million
•British Pounds (GBP) 113.2 million
•Australian Dollar (AUD) 1.0 million

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

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
(4)Under the Revolving Credit Facility, the Company may borrow in USD or certain other permitted currencies. As of December 31, 2023, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 1.0 million
•Euros (EUR) 94.4 million
•British Pounds (GBP) 66.9 million
As of March 31, 2024 and December 31, 2023, $29.0 million and $38.7 million, respectively, of interest expense and $1.1 million and $1.2 million, respectively, of unused commitment fees were included in interest payable. For the three months ended March 31, 2024 and 2023, the weighted average interest rate (including unused fees and accretion of net discounts on unsecured debt) on all borrowings outstanding was 5.10% and 4.68%, respectively. For the three months ended March 31, 2024 and 2023, the weighted average all-in cost of debt (including unused fees, accretion of net discounts on unsecured debt, and amortization of deferred financing costs) was 5.23% and 4.78%, respectively.
For the three months ended March 31, 2024 and 2023, the average principal debt outstanding was $5,046.2 million and $5,619.0 million, respectively.
The components of interest expense were as follows:

	Three months ended March 31,
	2024	2023
Borrowing interest expense	$61,165	$62,125
Facility unused fees	1,816	929
Amortization of deferred financing costs	1,698	1,125
Amortization of original issue discount and debt issuance costs	2,041	2,549
Total Interest Expense	$66,720	$66,728
Cash paid for interest expense	$72,624	$88,513

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 7. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio may contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2024 and December 31, 2023, the Company had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate amount of $1,421.3 million and $985.9 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of March 31, 2024 and December 31, 2023, the Company estimates that $373.6 million and $221.3 million, respectively, of investments that are committed but not yet funded.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At March 31, 2024 and December 31, 2023, management is not aware of any material pending legal proceedings.
Note 8. Net Assets
Shares Issued
The Company has the authority to issue an unlimited number of Common Shares at $0.001 per share par value.
On October 28, 2021, the Company priced its IPO, issuing 9,180,000 of its Common Shares at a public offering price of $26.15 per share. Net of underwriting fees, the Company received cash proceeds, before offering expenses, of $230.6 million. On November 4, 2021, the underwriters exercised their option to purchase an additional 1,377,000 shares of Common Shares, which resulted in cash proceeds, before offering expenses, of $33.8 million. The Company’s Common Shares began trading on the NYSE under the symbol “BXSL” on October 28, 2021. In connection with the listing of the Company’s Common Shares on the NYSE, the Board decided to eliminate any outstanding fractional Common Shares (the “Fractional Shares”), as permitted by Delaware law by rounding down the number of Fractional Shares held by each of our shareholders to the nearest whole share and paying each shareholder cash for such Fractional Shares.
On August 14, 2023, the Company completed a follow-on offering under its shelf registration statement, issuing 6,500,000 of its Common Shares at a price to the underwriters of $26.78 per share. Net of underwriting fees, the Company received cash proceeds, before offering expenses, of $174.1 million. On August 18, 2023, the underwriters exercised, in full, their option to purchase an additional 975,000 shares of Common Shares, which resulted in cash proceeds, before offering expenses, of $26.1 million. The Company incurred offering expenses of $0.4 million in connection with the follow-on offering.
As of March 31, 2024, the Company is party to six separate equity distribution agreements with sales agents (“Equity Distribution Agreements”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $500.0 million of its Common Shares. Sales of Common Shares made pursuant to the Equity Distribution Agreements may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415(a)(5) under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of the Company’s Common Shares, the Company’s capital needs, and the Company’s determination of the appropriate sources of funding to meet such needs. As of March 31, 2024, Common Shares with an aggregate sales price of $500.0 million remained available for issuance under the Equity Distribution Agreements.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table summarizes the total Common Shares issued and proceeds received, for the three months ended March 31, 2024, through the “at-the-market” offering program (dollars in thousands except share and per share amounts):

Issuances of Common Shares	Number of Common Shares Issued	Gross Proceeds	Placement Fees/Offering Expenses	Net Proceeds	Average Share Price (1)
“At-the-market” Offering	5,885,546	$162,726	$704	$162,022	$27.53
(1) Represents the net offering price per share after deducting placement fees and commissions and offering expenses.
No Common Shares were issued for the three months ended March 31, 2023, other than those issued through the Company's DRIP.
Distributions
The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2024 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 28, 2024	March 31, 2024	April 26, 2024	$0.7700	$147,743
Total distributions			$0.7700	$147,743
The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2023 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 27, 2023	March 31, 2023	April 27, 2023	$0.7000	$112,400
Total distributions			$0.7000	$112,400
Dividend Reinvestment
The Company has adopted the DRIP, pursuant to which it reinvests all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash. As a result, if the Board and the Company declares, a cash dividend or other distribution, then the Company’s shareholders who have not opted out of its dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Starting from the consummation of the IPO, the number of shares to be issued to a shareholder is determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the market price per common share at the close of regular trading on the NYSE on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed NAV per share, the Company will issue shares at the greater of (i) the most recently computed NAV per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed NAV per share). For example, if the most recently computed NAV per share is $25.00 and the market price on the payment date of a cash dividend is $24.00 per share, the Company will issue shares at $24.00 per share. If the most recently computed NAV per share is $25.00 and the market price on the payment date of a cash dividend is $27.00 per share, the Company will issue shares at $25.65 per share (95% of the current market price). If the most recently computed NAV per share is $25.00 and the market price on the payment date of a cash dividend is $26.00 per share, the Company will issue shares at $25.00 per share.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Pursuant to our dividend reinvestment plan, the following table summarizes the amounts and shares issued to shareholders who have not opted out of the Company’s DRIP during the three months ended March 31, 2024 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 26, 2024	$5,614	206,465
Total distributions	$5,614	206,465
The following table summarizes the amounts and shares issued to shareholders who have not opted out of the Company's DRIP during the three months ended March 31, 2023 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 31, 2023	$5,132	208,510
Total distributions	$5,132	208,510
Share Repurchase Plan
In February 2023, the Board approved a share repurchase plan, under which the Company was authorized to repurchase up to $250 million in the aggregate of its outstanding Common Shares in the open market at prices below the Company’s NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act (the “10b-18 Plan”). The 10b-18 Plan was not renewed and terminated by its terms on February 22, 2024.
For the three months ended March 31, 2024 and 2023, the Company did not repurchase any of its shares under the 10b-18 Plan.
Note 9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2024	2023
Net increase (decrease) in net assets resulting from operations	$183,755	$138,798
Weighted average shares outstanding (basic and diluted)	190,599,849	160,501,868
Earnings (loss) per common share (basic and diluted)	$0.96	$0.86

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 10. Financial Highlights and Senior Securities
The following are the financial highlights for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Per Share Data (1):
Net asset value, beginning of period	$26.66	$25.93
Net investment income	0.87	0.93
Net change in unrealized and realized gain (loss)	0.09	(0.06)
Net increase (decrease) in net assets resulting from operations	0.96	0.87
Distributions declared (2)	(0.77)	(0.70)
Net increase (decrease) in net assets from capital share transactions	0.02	—
Total increase (decrease) in net assets	0.21	0.17
Net asset value, end of period	$26.87	$26.10
Shares outstanding, end of period	191,874,419	160,571,371
Total return based on NAV (3)	3.4%	3.4%
Total return based on market value (4)	15.9%	14.3%
Ratios:
Ratio of net expenses to average net assets (5)	10.7%	11.7%
Ratio of net investment income to average net assets (5)	12.8%	13.4%
Portfolio turnover rate	1.8%	1.1%
Supplemental Data:
Net assets, end of period	$5,155,665	$4,190,496
Asset coverage ratio	197.3%	176.4%
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
(5)Amounts are annualized except for expense support amounts relating to organizational costs and management fee and income based incentive fee waivers by the Adviser (refer to Note 3). For the three months ended March 31, 2024 and 2023, the ratio of total operating expenses to average net assets was 10.7% and 11.9%, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser which represented 0.0% and (0.3)%, respectively, of average net assets. The Waiver Period ended on October 28, 2023.
The following is information about the Company’s senior securities as of the dates indicated in the below table:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit (2) ($ in millions)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Facility (5)
March 31, 2024	$—	$—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	119.8	2,151	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit (2) ($ in millions)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Jackson Hole Funding Facility
March 31, 2024	$387.9	$1,973	—	N/A
December 31, 2023	233.0	2,003	—	N/A
December 31, 2022	360.0	1,748	—	N/A
December 31, 2021	361.0	1,802	—	N/A
December 31, 2020	362.3	2,300	—	N/A
December 31, 2019	514.2	2,151	—	N/A
December 31, 2018	120.0	2,278	—	N/A
Breckenridge Funding Facility
March 31, 2024	824.4	1,973	—	N/A
December 31, 2023	741.7	2,003	—	N/A
December 31, 2022	825.0	1,748	—	N/A
December 31, 2021	568.7	1,802	—	N/A
December 31, 2020	569.0	2,300	—	N/A
December 31, 2019	820.3	2,151	—	N/A
December 31, 2018	65.0	2,278	—	N/A
Big Sky Funding facility
March 31, 2024	500.0	1,973	—	N/A
December 31, 2023	480.9	2,003	—	N/A
December 31, 2022	499.6	1,748	—	N/A
December 31, 2021	499.6	1,802	—	N/A
December 31, 2020	200.3	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
Revolving Credit Facility
March 31, 2024	785.7	1,973	—	N/A
December 31, 2023	682.3	2,003	—	N/A
December 31, 2022	678.4	1,748	—	N/A
December 31, 2021	915.0	1,802	—	N/A
December 31, 2020	182.9	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2023 Notes (6)
March 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	400.0	1,748	—	N/A
December 31, 2021	400.0	1,802	—	N/A
December 31, 2020	400.0	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage per Unit (2) ($ in millions)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
2026 Notes
March 31, 2024	$800.0	$1,973	—	N/A
December 31, 2023	800.0	2,003	—	N/A
December 31, 2022	800.0	1,748	—	N/A
December 31, 2021	800.0	1,802	—	N/A
December 31, 2020	800.0	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
New 2026 Notes
March 31, 2024	700.0	1,973	—	N/A
December 31, 2023	700.0	2,003	—	N/A
December 31, 2022	700.0	1,748	—	N/A
December 31, 2021	700.0	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2027 Notes
March 31, 2024	650.0	1,973	—	N/A
December 31, 2023	650.0	2,003	—	N/A
December 31, 2022	650.0	1,748	—	N/A
December 31, 2021	650.0	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2028 Notes
March 31, 2024	650.0	1,973	—	N/A
December 31, 2023	650.0	2,003	—	N/A
December 31, 2022	650.0	1,748	—	N/A
December 31, 2021	650.0	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 11. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the condensed consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the condensed consolidated financial statements as of March 31, 2024, except as discussed below.
On May 8, 2024, the Board declared a distribution of $0.77 per share to shareholders of record as of June 30, 2024, which is payable on or about July 26, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “Item 1. Financial Statements” hereto and “Part II, Item 8-Consolidated Financial Statement and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2023, as updated from time to time by the Company's periodic filings with the SEC. This discussion contains forward-looking statements and involves numerous risks, uncertainties, and other factors outside of the Company's control including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as updated from time to time by the Company's periodic filings with the SEC.
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
From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, Administrator or such affiliates thereof for any such amounts. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three months ended March 31, 2024 and 2023. However, the Administrator may seek reimbursement for such costs in future periods. All of the foregoing expenses will ultimately be borne by our shareholders.
Costs and expenses of the Administrator and the Adviser that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.

Portfolio and Investment Activity
For the three months ended March 31, 2024, we made $1,172.6 million aggregate principal amount of new investment commitments (including $627.9 million of which remained unfunded as of March 31, 2024), $1,168.8 million of which was first lien debt, $1.6 million of which was unsecured debt and $2.2 million of which was equity.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended March 31,
	2024	2023
Investments:
Total investments, beginning of period	$9,934,159	$9,657,872
New investments purchased	719,149	102,265
Payment-in-kind interest capitalized	19,977	12,371
Net accretion of discount on investments	9,706	9,135
Net realized gain (loss) on investments	428	(3,486)
Investments sold or repaid	(186,666)	(109,051)
Total investments, end of period	$10,496,753	$9,669,106
Amount of investments funded at principal:
First lien debt	$722,403	$104,747
Second lien debt	—	—
Unsecured debt	1,610	—
Equity	2,188	—
Total	$726,201	$104,747
Proceeds from investments sold or repaid:
First lien debt	$(186,666)	$(109,051)
Second lien debt	—	—
Unsecured debt	—	—
Equity	—	—
Total	$(186,666)	$(109,051)
Number of new investments in new portfolio companies	18	5
Average new investment commitment amount	$34,581	$21,649
Weighted average yield of new investments	11.4%	12.6%
Weighted average yield on investments fully sold or paid down	11.9%	N/A

	March 31, 2024	December 31, 2023
Number of portfolio companies	210	196
Weighted average yield on debt and income producing investments, at amortized cost(1)(2)	11.7%	11.8%
Weighted average yield on debt and income producing investments, at fair value(1)(2)	11.8%	12.0%
Average loan to value (LTV)(3)	47.8%	48.2%
Percentage of debt investments bearing a floating rate(6)	99.8%	99.9%
Percentage of debt investments bearing a fixed rate(6)	0.2%	0.1%
Percentage of assets on non-accrual, at amortized cost(4)(5)	0.1%	0.0%

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
(2)As of March 31, 2024 and December 31, 2023, the weighted average total portfolio yield at cost was 11.6% and 11.8%, respectively. The weighted average total portfolio yield at fair value was 11.7% and 11.8%, respectively.
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
(5)As a percentage of total amortized cost of Investments. Assets on non-accrual represented less than 0.1% and less than 0.1% of total fair value of Investments as of March 31, 2024 and December 31, 2023, respectively.
(6)As a percentage of total fair value of debt investments. As of March 31, 2024 and December 31, 2023, debt investments bearing a floating rate represented 98.8% and 98.9% , respectively, of total Investment at fair value.
As of March 31, 2024, our portfolio companies had a weighted average annual revenue of $768.0 million and weighted average annual EBITDA of $193.1 million. These calculations include all private debt investments for which fair value is determined by the Board of Trustees in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
For additional information on our investments, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 4. Investments.”
Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Total investment income	$303,959	$264,938
Net expenses before excise tax	134,763	113,141
Net investment income before excise tax	169,196	151,797
Excise tax expense	3,350	2,622
Net investment income after excise tax	165,846	149,175
Net change in unrealized appreciation (depreciation)	11,766	(14,544)
Net realized gain (loss)	6,143	4,167
Net increase (decrease) in net assets resulting from operations	$183,755	$138,798
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Interest income	$283,264	$254,221
Payment in-kind interest income	20,462	9,841
Fee income	233	876
Total investment income	$303,959	$264,938

Total investment income increased to $304.0 million for the three months ended March 31, 2024, an increase of $39.0 million, or 15%, compared to the same period in the prior year primarily attributable to increased reference interest rates driving increased interest income from our investments.
Additionally, for the three months ended March 31, 2024, we recorded $1.9 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $0.4 million in the prior year primarily a result of increased prepayments.
For the three months ended March 31, 2024 and 2023, Payment-in-kind interest income represented 6.7% and 3.7% of investment income, respectively.
We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.
While elevated interest rates have favorably impacted our investment income during the three months ended March 31, 2024, further interest rate increases and the resulting higher cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate increases occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and/or our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.
Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Interest expense	$66,720	$66,728
Management fees	26,040	24,696
Income based incentive fees	35,845	30,393
Capital gains incentive fees	3,134	(1,556)
Professional fees	951	1,188
Board of Trustees’ fees	222	225
Administrative service expenses	677	378
Other general and administrative	1,174	1,605
Total expenses before excise tax	134,763	123,657
Management fees waived	—	(6,174)
Incentive fees waived	—	(4,342)
Net expenses before excise tax	134,763	113,141
Net investment income before excise tax	169,196	151,797
Excise tax expense	3,350	2,622
Net investment income after excise tax	$165,846	$149,175
Interest Expense
Total interest expense (including unused fees and other debt financing expenses), was $66.7 million for the three months ended March 31, 2024, remaining consistent with the same period in the prior year. This was primarily driven by an increase in our weighted average interest rate on our borrowings relative to the prior period offset by a decrease in our average principal of debt outstanding.

Our weighted average interest rate (including unused fees, accretion of net discounts on unsecured debt, and excluding amortization of deferred financing costs) increased to 5.10% for the three months ended March 31, 2024 from 4.68% for the same period in the prior year. The average principal of debt outstanding decreased to $5,046.2 million for the three months ended March 31, 2024 from $5,619.0 million for the same period in the prior year.
Management Fees
Management fees increased to $26.0 million for the three months ended March 31, 2024, an increase of $1.3 million, or 5%, compared to the same period in the prior year, due to an increase in average quarter end gross assets. For the three months ended March 31, 2024, our average quarter end gross assets increased to $10,419.8 million at March 31, 2024 from $9,878.5 million at March 31, 2023.
The Adviser voluntarily waived management fees following the IPO such that the management fee remained at 0.75% for a period of two years following the IPO (versus the contractual rate of 1.00%), which resulted in a waiver of $6.2 million for the three months ended March 31, 2023. The Waiver Period ended on October 28, 2023.
Income Based Incentive Fees
Income based incentive fees increased to $35.8 million for the three months ended March 31, 2024 from $30.4 million for the same period in the prior year primarily due to an increase in pre-incentive fee net investment income. Pre-incentive fee net investment income increased to $204.8 million for the three months ended March 31, 2024 from $173.7 million for the same period in the prior year.
The Adviser voluntarily waived incentive fees following the IPO such that the fee remained at 15.0% for a period of two years following the IPO (versus the contractual rate of 17.5%), which resulted in a waiver of $4.3 million for the three months ended March 31, 2023. The Waiver Period ended on October 28, 2023.
Capital Gains Incentive Fees
We accrued capital gains incentive fees of $3.1 million for the three months ended March 31, 2024, as compared to the reversal of the previously accrued capital gains incentive fees of $(1.6) million for the three months ended March 31, 2023 primarily due to net unrealized gains for the three months ended March 31, 2024 compared to unrealized losses during the same period in the prior year.
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
Total other expenses decreased to $3.0 million for the three months ended March 31, 2024 from $3.4 million for the same period in the prior year primarily due to a decrease in Other General and Administrative expenses.
Income Taxes, Including Excise Taxes
We elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for taxation as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year. To maintain our tax treatment as a RIC, we, among other things, intend to make the requisite distributions to our shareholders, which generally relieve us from corporate-level U.S. federal income taxes.

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
For the three months ended March 31, 2024 and 2023, we accrued $3.4 million and $2.6 million, respectively, of U.S. federal excise tax.
Net Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Net change in unrealized gain (loss) on investments	$11,787	$(11,403)
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(21)	(3,141)
Net change in unrealized gain (loss)	$11,766	$(14,544)

For the three months ended March 31, 2024, the net change in unrealized gains of $11.8 million was primarily driven by the increase in the fair value of our debt investments. The fair value of our debt investments as a percentage of principal increased by 0.3%, during the three months ended March 31, 2024 driven primarily by the improving economic outlook.

Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Net realized gain (loss) on investments	$428	$(3,486)
Net realized gain (loss) on foreign currency transactions	5,715	7,653
Net realized gain (loss)	$6,143	$4,167
For the three months ended March 31, 2024, we generated realized gains on investments of $0.4 million, primarily from full or partial sales or restructures of our debt investments.
Net realized gains of $5.7 million were generated on foreign currency transactions during the three months ended March 31, 2024, primarily as a result of fluctuations in the GBP exchange rate vs. USD.
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
As of March 31, 2024 and December 31, 2023, our debt consisted of asset based leverage facilities, a revolving credit facility, and unsecured note issuances. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2024 and December 31, 2023, we had an aggregate amount of $5,298.0 million and $4,937.9 million of senior securities outstanding, respectively, and our asset coverage ratio was 197.3% and 200.3%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. From time to time we may also repurchase our outstanding debt. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.
Cash and cash equivalents as of March 31, 2024, taken together with our $1,302.0 million of unused capacity under our credit facilities (subject to borrowing base availability, $1,302.0 million is available to borrow) is expected to be sufficient for our investing activities and to conduct our operations in the near term. Additionally, we held $108.8 million of Level 2 debt investments as of March 31, 2024, which could provide additional liquidity if necessary.
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
As of March 31, 2024, we had $147.7 million in cash and cash equivalents. During the three months ended March 31, 2024, cash used in operating activities was $395.5 million, primarily due to purchases of investments of $719.1 million partially offset by sales of investments and principal repayments of $186.7 million and receipt of interest payments from our investments. Cash provided by financing activities was $388.3 million during the period, which was primarily as a result of borrowings on our credit facilities and Unsecured Notes of $363.8 million and $162.0 million of proceeds from the issuance of our Common Shares partially offset by dividends paid in cash of $137.4 million.
Equity
We also access liquidity through our “at-the-market” offering program (the “ATM Program”), pursuant to which we may sell, from time to time, additional Common Shares. During the three months ended March 31, 2024, we sold Common Shares for net proceeds of $162.0 million through our ATM Program. On March 28, 2024, we filed a new prospectus supplement under which may sell up to an aggregate sales price of $500.0 million of our Common Shares as part of the ATM Program. As of March 31, 2024, $500.0 million of Common Shares were available for issuance under the ATM Program.
For additional information on our ATM Program, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 8. Net Assets.”

Distributions
The following table summarizes our distributions declared and payable for the three months ended March 31, 2024 (dollar amounts in thousands, except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 28, 2024	March 31, 2024	April 26, 2024	$0.7700	$147,743
Total distributions			$0.7700	$147,743
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
Share Repurchase Plan
In February 2023, our Board approved a share repurchase plan, under which we were authorized to repurchase up to $250 million in the aggregate of our outstanding Common Shares in the open market at prices below our NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act (the “10b-18 Plan”). The 10b-18 Plan was not renewed and terminated by its terms on February 22, 2024.
We did not repurchase any of our shares under the 10b-18 Plan for the three months ended March 31, 2024.
For additional information on our share repurchases, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 8. Net Assets.”
Borrowings
As of March 31, 2024 and December 31, 2023, we had an aggregate principal amount of $5,298.0 million and $4,937.9 million, respectively, of debt outstanding.
For additional information on our debt obligations, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 6. Borrowings.”
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2024 and December 31, 2023, we had unfunded commitments, including delayed draw term loans and revolvers with an aggregate principal amount of $1,421.3 million and $985.9 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle's allocation may change prior to the date of funding. In this regard, as of March 31, 2024 and December 31, 2023, we estimate that $373.6 million and $221.3 million, respectively, of investments were committed but not yet funded.

Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At March 31, 2024, management is not aware of any material pending legal proceedings.
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
Recent Developments
Macroeconomic Environment
The three months ended March 31, 2024 have been characterized by continued volatility in global markets, driven by investor concerns over inflation, elevated interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions, including the wars in Ukraine and Russia and in the Middle East. Events affecting financial institutions during the past year also contributed to volatility in global markets and diminished liquidity and credit availability.
During 2023 and throughout the first quarter of 2024, inflation began to moderate as a result of the monetary policy tightening actions taken by central banks, including maintaining elevated interest rates. These higher interest rates have created further uncertainty for the economy and for our borrowers. Although our business model is such that rising interest rates will, all else being equal, correlate to increases in our net income, further increases in interest rates may adversely affect our existing borrowers and lead to nonperformance, as higher costs may dampen consumer spending and slow corporate profit growth, which may negatively impact our portfolio companies as they may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. It remains difficult to predict the full impact of recent changes and any future changes with respect to interest rates or inflation.
Additionally, bank closures in the United States over the course of 2023 have caused uncertainty for financial services companies and fear of instability in the global financial system generally, which may also have other implications for broader economic and monetary policy, including interest rate policy. There can be no assurances that conditions in the banking sector and in global financial markets will not worsen and/or adversely affect the Company, its portfolio companies or their respective financial performance.
Critical Accounting Estimates
The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.
Our critical accounting policies and estimates, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 28, 2024, and elsewhere in our filings with the SEC. There have been no material changes in our critical accounting policies and practices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Uncertainty with respect to the economic conditions has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks. We are subject to financial market risks, including valuation risk and interest rate risk. Our exposure to market risk has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Based upon this evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures are (a) effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In February 2023, the Board approved a share repurchase plan, under which the Company was authorized to repurchase up to $250 million in the aggregate of its outstanding Common Shares in the open market at prices below the Company's NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act (the “10b-18 Plan”). The 10b-18 Plan was not renewed and terminated by its terms on February 22, 2024.
For the three months ended March 31, 2024, the Company did not repurchase any of its shares under the 10b-18 Plan.
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

10.1
Form of Equity Distribution Agreement, dated as of March 28, 2024, by and among Blackstone Secured Lending Fund, Blackstone Credit BDC Advisors LLC, Blackstone Alternative Credit Advisors LP and the sales agent party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 28, 2024).

10.2
Ninth Amendment to the Revolving Credit Agreement among Breckenridge Funding, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated January 17, 2024 (incorporated by reference to Exhibit 10.10.9 to the Company’s Annual Report on Form 10-K, filed on February 28, 2024).

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
*    Filed herewith

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

Blackstone Secured Lending Fund

Date:	May 8, 2024	/s/ Brad Marshall
Brad Marshall
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2024	/s/ Jonathan Bock
Jonathan Bock
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2024	/s/ Teddy Desloge
Teddy Desloge
Chief Financial Officer
(Principal Financial Officer)