Form 10-Q
period 2024-06-30
Blackstone Secured Lending Fund
filed 2024-08-07
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐   NO  ☒
As of August 5, 2024, the Registrant had 200,965,855 common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Blackstone Secured Lending Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $11,305,057 and $9,934,158 at June 30, 2024 and December 31, 2023, respectively)	$11,263,389	$9,862,650
Non-controlled/affiliated investments (cost of $25,412 and $1 at June 30, 2024 and December 31, 2023, respectively)	30,408	5,790
Total investments at fair value (cost of $11,330,469 and $9,934,159 at June 30, 2024 and December 31, 2023, respectively)	11,293,797	9,868,440
Cash and cash equivalents	291,292	154,857
Interest receivable from non-controlled/non-affiliated investments	113,744	93,576
Interest receivable from non-controlled/affiliated investments	137	—
Receivable from broker	1,770	—
Deferred financing costs	13,048	16,450
Receivable for investments sold	52,692	1,295
Receivable for shares sold	1,896	—
Derivative assets at fair value (Note 6)	2,015	—
Total assets	$11,770,391	$10,134,618
LIABILITIES
Debt (net of unamortized debt issuance costs of $28,887 and $25,953 at June 30, 2024 and December 31, 2023, respectively)	$6,084,261	$4,911,930
Payable for investments purchased	6,373	8,566
Due to affiliates	8,478	8,925
Management fees payable (Note 3)	28,094	23,034
Income based incentive fees payable (Note 3)	37,380	34,373
Capital gains incentive fees payable (Note 3)	6,256	—
Interest payable	44,337	39,880
Distribution payable (Note 9)	152,706	143,052
Accrued expenses and other liabilities	7,933	12,817
Total liabilities	6,375,818	5,182,577
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.001 par value (unlimited shares authorized; 198,381,800 and 185,782,408 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively)	198	186
Additional paid in capital	5,064,855	4,701,827
Distributable earnings (loss)	329,520	250,028
Total net assets	5,394,573	4,952,041
Total liabilities and net assets	$11,770,391	$10,134,618
NET ASSET VALUE PER SHARE	$27.19	$26.66
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$302,691	$273,914	$585,955	$528,135
Payment-in-kind interest income	22,876	11,275	43,338	21,116
Dividend income	189	159	189	159
Fee income	1,171	5,017	1,405	5,893
From non-controlled/affiliated investments:
Interest income	137	—	137	—
Total investment income	327,064	290,365	631,024	555,303
Expenses:
Interest expense	78,841	66,148	145,560	132,876
Management fees (Note 3)	28,094	24,276	54,134	48,972
Income based incentive fees (Note 3)	37,380	34,493	73,225	64,886
Capital gains incentive fees (Note 3)	3,122	(3,949)	6,256	(5,506)
Professional fees	1,069	1,019	2,020	2,207
Board of Trustees’ fees	289	236	511	461
Administrative service expenses (Note 3)	765	675	1,442	1,054
Other general and administrative	985	2,000	2,159	3,605
Total expenses before excise tax	150,545	124,898	285,307	248,555
Management fees waived (Note 3)	—	(6,069)	—	(12,243)
Incentive fees waived (Note 3)	—	(4,928)	—	(9,270)
Net expenses before excise tax	150,545	113,901	285,307	227,042
Net investment income before excise tax	176,519	176,464	345,717	328,261
Excise tax expense	3,421	4,979	6,771	7,601
Net investment income after excise tax	173,098	171,485	338,946	320,660
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	22,066	(28,456)	33,540	(35,218)
Non-controlled/affiliated investments	(1,105)	(8,814)	(793)	(13,455)
Translation of assets and liabilities in foreign currencies	124	(223)	103	(3,364)
Net change in unrealized appreciation (depreciation)	21,085	(37,493)	32,850	(52,037)
Net realized gain (loss):
Non-controlled/non-affiliated investments	195	(8,020)	623	(11,506)
Non-controlled/affiliated investments	—	7,207	—	7,207
Foreign currency transactions	1,808	11,671	7,522	19,324
Net realized gain (loss)	2,003	10,858	8,145	15,025
Net realized and change in unrealized gain (loss)	23,088	(26,635)	40,995	(37,012)
Net increase (decrease) in net assets resulting from operations	$196,186	$144,850	$379,941	$283,648
Net investment income per share (basic and diluted)	$0.89	$1.06	$1.76	$1.99
Earnings (loss) per share (basic and diluted)	$1.01	$0.90	$1.98	$1.76
Weighted average shares outstanding (basic and diluted)	193,908,352	161,079,263	192,254,100	160,792,160
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, March 31, 2024	$192	$4,869,433	$286,040	$5,155,665
Issuance of common shares, net of offering and underwriting costs	6	190,129	—	190,135
Reinvestment of dividends (1)	—	5,293	—	5,293
Net investment income	—	—	173,098	173,098
Net realized gain (loss)	—	—	2,003	2,003
Net change in unrealized appreciation (depreciation)	—	—	21,085	21,085
Dividends declared and payable from net investment income	—	—	(152,706)	(152,706)
Balance, June 30, 2024	$198	$5,064,855	$329,520	$5,394,573

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2023	$186	$4,701,827	$250,028	$4,952,041
Issuance of common shares, net of offering and underwriting costs	12	352,121	—	352,133
Reinvestment of dividends (1)	—	10,907	—	10,907
Net investment income	—	—	338,946	338,946
Net realized gain (loss)	—	—	8,145	8,145
Net change in unrealized appreciation (depreciation)	—	—	32,850	32,850
Dividends declared and payable from net investment income	—	—	(300,449)	(300,449)
Balance, June 30, 2024	$198	$5,064,855	$329,520	$5,394,573
(1)The par amount of the shares is less than 1,000 and rounds to zero.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, March 31, 2023	$162	$4,038,243	$152,091	$4,190,496
Issuance of common shares, net of offering and underwriting costs	3	124,930	—	124,933
Common shares sold, not yet issued (1)	—	336	—	336
Reinvestment of dividends (1)	—	5,439	—	5,439
Net investment income	—	—	171,485	171,485
Net realized gain (loss)	—	—	10,858	10,858
Net change in unrealized appreciation (depreciation)	—	—	(37,493)	(37,493)
Dividends declared and payable from net investment income	—	—	(115,783)	(115,783)
Balance, June 30, 2023	$165	$4,168,948	$181,158	$4,350,271

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2022	$160	$4,033,113	$125,693	$4,158,966
Issuance of common shares, net of offering and underwriting costs	3	124,930	—	124,933
Common shares sold, not yet issued (1)	—	336	—	336
Reinvestment of dividends	2	10,569	—	10,571
Net investment income	—	—	320,660	320,660
Net realized gain (loss)	—	—	15,025	15,025
Net change in unrealized appreciation (depreciation)	—	—	(52,037)	(52,037)
Dividends declared and payable from net investment income	—	—	(228,183)	(228,183)
Balance, June 30, 2023	$165	$4,168,948	$181,158	$4,350,271
(1)The par amount of the shares is less than 1,000 and rounds to zero.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Changes in Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$379,941	$283,648
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(32,747)	48,673
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(103)	3,364
Net realized (gain) loss on investments	(623)	4,299
Payment-in-kind interest capitalized	(42,693)	(24,198)
Net accretion of discount and amortization of premium	(20,333)	(30,190)
Amortization of deferred financing costs	3,403	2,459
Amortization of original issue discount and debt issuance costs	4,321	5,127
Purchases of investments	(1,609,750)	(219,153)
Proceeds from sale of investments and principal repayments	276,090	573,828
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(20,168)	23,031
Interest receivable from non-controlled/affiliated investments	(137)	—
Receivable for investments sold	(51,397)	3,936
Receivable from broker	(1,770)	—
Payable for investments purchased	(2,193)	(745)
Due to affiliates	(447)	1,475
Management fee payable	5,060	(388)
Income based incentive fee payable	3,007	4,792
Capital gains incentive fee payable	6,256	(5,506)
Interest payable	4,457	(8)
Accrued expenses and other liabilities	(4,884)	2,698
Net cash provided by (used in) operating activities	(1,104,710)	677,142
Cash flows from financing activities:
Borrowings on debt	1,665,849	474,000
Repayments on debt	(494,000)	(1,068,360)
Deferred financing costs paid	—	(5,149)
Debt issuance costs paid	(1,070)	—
Dividends paid in cash	(279,888)	(198,713)
Proceeds from issuance of Common Shares, net of offering and underwriting costs	350,237	124,933
Net cash provided by (used in) financing activities	1,241,128	(673,289)
Net increase (decrease) in cash and cash equivalents	136,418	3,853
Effect of foreign exchange rate changes on cash and cash equivalents	17	12,258
Cash and cash equivalents, beginning of period	154,857	131,272
Cash and cash equivalents, end of period	$291,292	$147,383
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Changes in Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Supplemental information and non-cash activities:
Interest paid during the period	$133,658	$126,014
Distribution payable	152,706	115,783
Reinvestment of distributions during the period	10,907	10,571
Accrued but unpaid debt issuance costs	500	—
Receivable for shares sold	1,896	336
Excise taxes paid	11,430	5,245
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt
First Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Aevex Holdings, LLC	(4)(5)(11)	SOFR +	6.00%	11.44%	3/18/2026		$47,548	$47,115	$47,548	0.88%
Corfin Holdings, Inc.	(4)(10)	SOFR +	6.00%	11.42%	12/31/2027		265,625	263,401	265,625	4.92
Frontgrade Technologies Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	10.33%	1/9/2030		2,358	2,295	2,358	0.04
Linquest Corp.	(4)(5)(10)	SOFR +	5.75%	11.18%	7/28/2028		9,688	9,576	9,688	0.18
MAG DS Corp.	(11)	SOFR +	5.50%	10.90%	4/1/2027		80,001	76,787	77,601	1.44
Magneto Components BuyCo, LLC	(4)(7)(10)	SOFR +	6.00%	11.34%	12/5/2030		33,243	32,279	33,160	0.61
Maverick Acquisition, Inc.	(4)(11)	SOFR +	6.25%	11.58%	6/1/2027		18,504	18,321	14,525	0.27
TCFI AEVEX, LLC	(4)(11)	SOFR +	6.00%	11.44%	3/18/2026		109,659	109,012	109,659	2.03
								558,786	560,164	10.37
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.26%	6/11/2027		94,929	93,957	92,318	1.71
ENV Bidco AB	(4)(5)(6)(10)	SOFR +	5.75%	11.08%	7/19/2029		1,006	988	1,006	0.02
ENV Bidco AB	(4)(5)(6)(7)(8)	E +	5.75%	9.47%	7/19/2029	EUR	1,122	950	1,198	0.02
Livingston International, Inc.	(4)(6)(10)	SOFR +	5.50%	10.93%	4/30/2027		125,376	124,001	120,988	2.24
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.72%	12/9/2026		139,345	138,374	139,345	2.58
Mode Purchaser, Inc.	(4)(5)(11)	SOFR +	6.25%	11.72%	2/5/2029		3,978	3,925	3,978	0.07
RoadOne Inc	(4)(5)(7)(11)	SOFR +	6.25%	11.59%	12/30/2028		1,093	1,063	1,066	0.02
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	11.23%	12/31/2028		30,170	29,784	28,133	0.52
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	5.00%	10.48%	12/30/2026		6,250	6,209	4,625	0.09
SEKO Global Logistics Network, LLC	(4)(5)(7)(11)	SOFR +	5.00%	10.47%	12/30/2026		359	356	201	0.00
SEKO Global Logistics Network, LLC	(4)(5)(11)	E +	5.00%	8.72%	12/30/2026	EUR	1,821	2,094	1,443	0.03
								401,701	394,301	7.30
Auto Components
Dellner Couplers Group AB	(5)(6)(8)	E +	5.50%	9.22%	6/18/2029	EUR	1,000	1,059	1,068	0.02
Building Products
Fencing Supply Group Acquisition, LLC	(4)(5)(11)	SOFR +	6.00%	11.44%	2/26/2027		53,288	52,923	52,489	0.97
Jacuzzi Brands, LLC	(4)(5)(10)	SOFR +	6.00%	11.33%	2/25/2027		11,318	11,242	10,385	0.19
Jacuzzi Brands, LLC	(4)(11)	SOFR +	6.00%	11.33%	2/25/2027		77,867	77,420	71,443	1.32
L&S Mechanical Acquisition, LLC	(4)(5)(10)	SOFR +	6.25%	11.55%	9/1/2027		12,167	12,040	12,167	0.23
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	11.68%	5/1/2026		120,640	120,345	119,434	2.21
Windows Acquisition Holdings, Inc.	(4)(5)(11)	SOFR +	6.50%	11.98%	12/29/2026		49,857	49,443	48,362	0.90
								323,413	314,280	5.82

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Chemicals
DCG Acquisition Corp	(4)(5)(7)(10)	SOFR +	4.75%	10.08%	6/13/2031	$35,505	$35,064	$35,061	0.65%
Formulations Parent Corp.	(4)(7)(10)	SOFR +	5.75%	11.07%	11/15/2030	8,550	8,369	8,550	0.16
							43,433	43,611	0.81
Commercial Services & Supplies
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	5.25%	10.54%	5/7/2028	225,015	225,015	225,015	4.17
Bazaarvoice, Inc.	(4)(8)	SOFR +	5.25%	10.54%	5/7/2028	15,168	15,168	15,168	0.28
CFS Brands, LLC	(4)(7)(11)	SOFR +	6.00%	11.34%	10/2/2030	118,163	115,619	118,042	2.19
FusionSite Midco, LLC	(4)(7)(11)	SOFR +	5.75%	11.35%	11/17/2029	25,851	25,273	25,401	0.47
FusionSite Midco, LLC	(4)(5)(7)(11)	SOFR +	5.75%	11.36%	11/17/2029	9,953	9,745	9,791	0.18
Iris Buyer, LLC	(4)(7)(11)	SOFR +	6.25%	11.59%	10/2/2030	27,993	27,202	27,875	0.52
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	11.19%	12/15/2027	4,016	3,970	4,016	0.07
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.17%	12/15/2027	1,466	1,435	1,454	0.03
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.20%	12/15/2027	2,817	2,768	2,794	0.05
JSS Holdings, Inc.	(4)(10)	SOFR +	5.25%	10.70%	12/17/2030	286,421	284,298	286,421	5.31
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	5.00%	10.44%	12/10/2027	6,937	6,836	6,901	0.13
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.60%	11.03%	10/19/2028	20,112	19,865	19,408	0.36
KPSKY Acquisition, Inc.	(4)(5)(10)(18)	SOFR +	5.50%	10.90%	10/19/2028	2,316	2,288	2,235	0.04
Onex Baltimore Buyer, Inc.	(4)(10)(18)	SOFR +	5.50%	10.95%	12/1/2027	10,804	10,679	10,804	0.20
Onex Baltimore Buyer, Inc.	(4)(5)(7)(10)(18)	SOFR +	5.00%	10.45%	12/1/2027	9,561	9,395	9,561	0.18
Pye-Barker Fire & Safety LLC	(4)(5)(10)	SOFR +	4.50%	9.85%	5/24/2031	4,461	4,461	4,461	0.08
Pye-Barker Fire & Safety LLC	(4)(5)(7)(10)	SOFR +	4.50%	9.84%	5/24/2031	5,301	5,274	5,274	0.10
The Hiller Companies LLC	(4)(7)(10)	SOFR +	5.00%	10.34%	6/20/2030	8,234	8,141	8,140	0.15
The Hiller Companies LLC	(4)(5)(7)(10)	SOFR +	5.00%	10.34%	6/20/2030	48	33	33	0.00
Veregy Consolidated, Inc.	(11)	SOFR +	6.00%	11.59%	11/2/2027	20,547	20,275	20,611	0.38
							797,740	803,405	14.89
Construction & Engineering
ASP Endeavor Acquisition, LLC	(4)(5)(9)	SOFR +	6.50%	12.08%	5/3/2027	13,556	13,427	12,403	0.23
Consor Intermediate II LLC	(4)(5)(7)(10)	SOFR +	4.75%	10.08%	5/10/2031	4,402	4,329	4,328	0.08
COP Home Services TopCo IV, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	11.43%	12/31/2027	37,520	36,511	37,351	0.69
							54,267	54,082	1.00
Containers & Packaging
Ascend Buyer, LLC	(4)(10)	SOFR +	5.75%	11.23%	9/30/2028	20,565	20,297	20,565	0.38
Ascend Buyer, LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.23%	9/30/2027	647	626	647	0.01
							20,923	21,212	0.39
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	5.50%	11.11%	12/10/2028	7,221	7,130	6,716	0.12
BradyIFS Holdings, LLC	(4)(7)(11)	SOFR +	6.00%	11.33%	10/31/2029	91,128	89,371	91,128	1.69
BradyIFS Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.00%	11.30%	10/31/2029	6,235	6,090	6,134	0.11
Bution Holdco 2, Inc.	(4)(11)	SOFR +	6.25%	11.68%	10/17/2025	69,518	69,217	69,518	1.29
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	11.25%	11/2/2026	167,360	165,924	161,921	3.00
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	6.25%	11.73%	6/23/2028	4,875	4,815	4,558	0.08
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	6.50%	11.98%	6/23/2028	1,558	1,525	1,473	0.03
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	6.25%	11.73%	6/23/2028	1,570	1,558	1,468	0.03
NDC Acquisition Corp.	(4)(7)(11)	SOFR +	5.50%	10.93%	3/9/2027	13,354	13,147	13,354	0.25

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Distributors (continued)
PT Intermediate Holdings III LLC	(4)(7)(10)	SOFR +	5.00%	10.33% (incl. 1.75% PIK)	4/9/2030		$60,376	$60,226	$60,219	1.12%
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.93%	5/13/2026		47,801	47,609	47,442	0.88
Unified Door & Hardware Group, LLC	(4)(11)	SOFR +	5.75%	11.18%	6/30/2025		93,265	92,849	93,265	1.73
Unified Door & Hardware Group, LLC	(4)(5)(11)	SOFR +	5.75%	11.18%	6/30/2025		4,578	4,500	4,578	0.08
								563,961	561,774	10.41
Diversified Consumer Services
BPPH2 Limited	(4)(5)(6)(8)	S +	6.87%	12.07%	3/2/2028	GBP	26,300	35,861	33,246	0.62
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	10.92%	7/20/2028		287,664	285,999	287,664	5.33
Charger Debt Merger Sub, LLC	(4)(5)(7)(10)	SOFR +	5.00%	10.35%	5/31/2031		11,957	11,824	11,822	0.22
Charger Debt Merger Sub, LLC	(4)(5)(7)(10)	SOFR +	5.00%	10.34%	5/31/2031		172	139	138	0.00
DTA Intermediate II Ltd.	(4)(7)(11)	SOFR +	5.50%	10.84%	3/27/2030		42,969	41,942	42,432	0.79
DTA Intermediate II Ltd.	(4)(5)(7)(11)	SOFR +	5.50%	10.79%	3/27/2030		3,231	3,015	3,037	0.06
Endeavor Schools Holdings LLC	(4)(11)	SOFR +	6.25%	11.58%	7/18/2029		22,017	21,554	21,521	0.40
Endeavor Schools Holdings LLC	(4)(5)(7)(11)	SOFR +	6.25%	11.57%	7/18/2029		4,059	3,913	3,911	0.07
Essential Services Holding Corp	(4)(5)(7)(10)	SOFR +	5.00%	10.33%	6/17/2031		11,717	11,575	11,574	0.21
Go Car Wash Management Corp.	(4)(11)	SOFR +	6.25%	11.69%	12/31/2026		22,389	22,150	22,221	0.41
								437,972	437,566	8.11
Diversified Financial Services
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.19%	4/28/2028		61,724	60,993	61,415	1.14
More Cowbell II, LLC	(4)(7)(10)	SOFR +	6.00%	11.09%	9/1/2030		7,977	7,791	7,966	0.15
More Cowbell II, LLC	(4)(5)(7)(10)	SOFR +	6.00%	11.33%	9/1/2029		488	463	488	0.01
RFS Opco LLC	(4)(9)	SOFR +	5.00%	10.33%	4/4/2031		9,524	9,432	9,429	0.17
SelectQuote, Inc.	(4)(10)	SOFR +	9.50%	14.94% (incl. 3.00% PIK)	5/15/2025		72,725	72,599	65,453	1.21
								151,278	144,751	2.68
Diversified Telecommunication Services
Point Broadband Acquisition, LLC	(4)(7)(11)	SOFR +	5.50%	10.81%	10/1/2028		124,139	122,254	123,684	2.29
Electric Utilities
Qualus Power Services Corp.	(4)(11)	SOFR +	5.25%	10.60%	3/26/2027		32,946	32,585	32,781	0.61
Qualus Power Services Corp.	(4)(7)(11)	SOFR +	5.25%	10.60%	3/26/2027		34,677	33,409	33,660	0.62
								65,994	66,441	1.23
Electrical Equipment
Emergency Power Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.50%	10.93%	8/17/2028		47,853	47,241	47,708	0.88
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	11.44%	12/23/2026		77,743	77,101	71,135	1.32
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	11.40%	12/23/2026		23,334	23,183	21,351	0.40
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	11.42%	12/23/2026		6,295	6,264	5,760	0.11
Phoenix 1 Buyer Corp.	(4)(7)(8)	SOFR +	5.50%	10.83%	11/20/2030		25,818	25,535	25,818	0.48
								132,083	124,064	2.31

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Energy Equipment & Services
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	SOFR +	6.00%	11.38%	8/17/2029		$958	$940	$955	0.02%
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	P +	5.00%	13.50%	8/17/2028		27	26	27	0.00
LPW Group Holdings, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	11.35%	3/15/2031		26,863	26,092	26,379	0.49
								27,058	27,361	0.51
Health Care Equipment & Supplies
Bamboo US BidCo LLC	(4)(5)(7)(11)	SOFR +	6.75%	12.08% (incl. 3.38% PIK)	9/30/2030		708	685	707	0.01
Bamboo US BidCo LLC	(4)(5)(11)	E +	6.75%	10.62% (incl. 3.38% PIK)	9/30/2030	EUR	350	360	375	0.01
CPI Buyer, LLC	(4)(7)(10)	SOFR +	5.50%	11.11%	11/1/2028		30,901	30,501	30,141	0.56
CPI Buyer, LLC	(4)(5)(7)(10)	SOFR +	5.50%	10.83%	11/1/2028		544	529	522	0.01
GCX Corporation Buyer, LLC	(4)(5)(10)	SOFR +	5.50%	10.95%	9/13/2027		21,395	21,167	21,074	0.39
GCX Corporation Buyer, LLC	(4)(5)(10)	SOFR +	5.50%	10.98%	9/13/2027		5,418	5,367	5,336	0.10
Zeus, LLC	(4)(7)(10)	SOFR +	5.50%	10.83%	2/28/2031		24,551	24,119	24,376	0.45
								82,728	82,531	1.53
Health Care Providers & Services
123Dentist, Inc.	(4)(5)(6)(7)(10)	CA +	5.50%	10.27%	8/10/2029	CAD	2,128	1,637	1,777	0.03
ACI Group Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.94%	8/2/2028		119,614	117,995	119,405	2.21
ACI Group Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.94%	8/2/2027		2,892	2,773	2,892	0.05
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	11.66%	5/7/2027		6,814	6,749	6,814	0.13
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	11.61%	5/7/2027		1,633	1,620	1,633	0.03
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	11.65%	5/7/2026		149	139	149	0.00
Amerivet Partners Management, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	10.73%	2/25/2028		5,572	5,491	5,572	0.10
Canadian Hospital Specialties Ltd.	(4)(5)(6)(11)	C +	4.50%	9.47%	4/14/2028	CAD	29,477	23,370	21,008	0.39
Canadian Hospital Specialties Ltd.	(4)(5)(6)(10)	C +	4.50%	9.47%	4/15/2027	CAD	3,600	2,854	2,566	0.05
CCBlue Bidco, Inc.	(4)(5)(10)	SOFR +	6.50%	11.94% PIK	12/21/2028		11,287	11,152	9,791	0.18
Continental Buyer Inc	(4)(5)(7)(10)	SOFR +	5.25%	10.58%	4/2/2031		18,460	18,101	18,088	0.34
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	11.74%	4/3/2028		32,688	32,474	32,688	0.61
DCA Investment Holdings, LLC	(4)(5)(10)	SOFR +	6.50%	11.83%	4/3/2028		990	979	990	0.02
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	11.43%	10/4/2026		23,927	23,848	23,927	0.44
Inception Fertility Ventures LLC	(4)(7)(10)	SOFR +	5.50%	10.82%	4/29/2030		44,782	44,582	44,575	0.83
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	10.44%	10/15/2026		152,886	151,488	145,242	2.69
Kwol Acquisition, Inc.	(4)(5)(10)	SOFR +	6.25%	11.51%	12/6/2029		6,587	6,437	6,587	0.12
Kwol Acquisition, Inc.	(4)(5)(7)(10)	SOFR +	6.25%	11.60%	12/6/2029		224	204	224	0.00

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
MB2 Dental Solutions, LLC	(4)(7)(10)	SOFR +	6.00%	11.33%	2/13/2031		$23,672	$23,407	$23,642	0.44%
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	10.94%	7/16/2027		242,432	241,279	220,613	4.09
Odyssey Holding Company, LLC	(4)(11)(18)	SOFR +	5.75%	11.13%	11/16/2026		13,403	13,358	13,403	0.25
Odyssey Holding Company, LLC	(4)(5)(11)	SOFR +	5.75%	11.14%	11/16/2026		5,270	5,242	5,270	0.10
PPV Intermediate Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.10%	8/31/2029		1,987	1,963	1,987	0.04
PPV Intermediate Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	11.35%	8/31/2029		39	39	39	0.00
Smile Doctors, LLC	(4)(7)(10)	SOFR +	5.90%	11.35%	12/23/2028		10,802	10,628	10,555	0.20
Smile Doctors, LLC	(4)(5)(7)(10)	SOFR +	5.90%	11.35%	12/23/2028		996	953	957	0.02
Snoopy Bidco, Inc.	(4)(10)	SOFR +	6.75%	12.36% PIK	6/1/2028		334,436	330,670	325,239	6.03
SpecialtyCare, Inc.	(4)(5)(11)	SOFR +	5.75%	11.31%	6/18/2028		11,920	11,717	11,681	0.22
SpecialtyCare, Inc.	(4)(5)(7)(8)	SOFR +	4.00%	9.44%	6/18/2028		434	421	434	0.01
SpecialtyCare, Inc.	(4)(5)(11)	SOFR +	5.75%	11.33%	6/18/2028		103	102	101	0.00
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	5.00%	10.33%	1/2/2029		2,712	2,671	2,691	0.05
The Fertility Partners, Inc.	(4)(5)(6)(10)	SOFR +	5.75%	11.21%	3/16/2028		5,185	5,125	4,926	0.09
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	C +	5.75%	10.75%	3/16/2028	CAD	4,913	3,016	3,399	0.06
The GI Alliance Management, LLC	(4)(5)(7)(11)	SOFR +	5.50%	11.00%	9/15/2028		4,045	3,532	3,585	0.07
The GI Alliance Management, LLC	(4)(5)(11)	SOFR +	5.50%	10.98%	9/15/2028		450	446	450	0.01
The GI Alliance Management, LLC	(4)(5)(11)	SOFR +	5.50%	10.99%	9/15/2028		874	855	874	0.02
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	11.07%	7/15/2028		1,090	1,075	1,084	0.02
UMP Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.08%	7/15/2028		1,494	1,471	1,482	0.03
Unified Physician Management, LLC	(4)(5)(7)(9)	SOFR +	5.25%	10.59%	6/18/2029		2,092	2,011	2,007	0.04
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	10.65%	11/20/2028		37,021	36,663	37,021	0.69
US Oral Surgery Management Holdco, LLC	(4)(5)(7)(10)	SOFR +	5.25%	10.65%	11/20/2028		13,624	13,488	13,624	0.25
US Oral Surgery Management Holdco, LLC	(4)(5)(7)(10)	SOFR +	6.00%	11.43%	11/20/2028		10,167	9,629	9,604	0.18
US Oral Surgery Management Holdco, LLC	(4)(5)(10)	SOFR +	6.50%	11.93%	11/20/2028		2,076	2,076	2,076	0.04
WHCG Purchaser III, Inc.	(4)(5)(10)(17)	SOFR +	5.75%	11.34%	6/22/2028		43,087	42,624	28,007	0.52
WHCG Purchaser III, Inc.	(4)(5)(7)(10)(17)	SOFR +	5.75%	11.34%	6/22/2026		6,706	6,653	4,353	0.08
								1,223,007	1,173,032	21.77

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Technology
Caerus US 1, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	10.33%	5/25/2029		$9,837	$9,699	$9,837	0.18%
Caerus US 1, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.00%	10.33%	5/25/2029		2,851	2,803	2,851	0.05
Caerus US 1, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.00%	10.33%	5/25/2029		141	138	138	0.00
Caerus US 1, Inc.	(4)(6)(8)	SOFR +	5.00%	10.33%	5/25/2029		50,000	50,000	50,000	0.93
Caerus US 1, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.00%	10.35%	5/25/2029		257	239	257	0.00
Color Intermediate LLC	(4)(5)(10)	SOFR +	5.50%	10.93%	10/4/2029		20,059	19,679	20,059	0.37
Edifecs, Inc.	(4)(10)	SOFR +	5.75%	11.08% (incl. 2.35% PIK)	9/21/2026		13,501	13,378	13,501	0.25
Edifecs, Inc.	(4)(11)	SOFR +	5.75%	11.08% (incl. 2.35% PIK)	9/21/2026		217,779	215,769	217,779	4.04
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	6.00%	11.48%	10/29/2028		16,385	16,185	16,385	0.30
Healthcomp Holding Company, LLC	(4)(10)	SOFR +	6.25%	11.57% (incl. 3.00% PIK)	11/8/2029		99,754	98,877	99,255	1.84
Neptune Holdings, Inc.	(4)(7)(11)	SOFR +	5.75%	11.04%	8/31/2030		6,965	6,792	6,965	0.13
NMC Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	11.54%	3/1/2028		71,173	70,055	71,173	1.32
NMC Crimson Holdings, Inc.	(4)(5)(10)	SOFR +	6.09%	11.56%	3/1/2028		14,758	14,624	14,758	0.27
Project Ruby Ultimate Parent Corp.	(10)	SOFR +	3.25%	8.71%	3/10/2028		8,332	8,310	8,354	0.15
Rocky MRA Acquisition Corp	(4)(5)(9)	SOFR +	5.75%	11.15%	4/1/2028		9,301	9,197	9,301	0.17
								535,745	540,613	10.00
Insurance
Alera Group, Inc.	(4)(10)	SOFR +	5.25%	10.59%	10/2/2028		3,647	3,625	3,647	0.07
Alera Group, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.09%	10/2/2028		210	205	210	0.00
Amerilife Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.08%	8/31/2029		2,667	2,620	2,664	0.05
CFCo LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(17)(18)		0.00%	0.00%	9/13/2038		9,566	1,397	0	0.00
Daylight Beta Parent LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(17)		10.00%	10.00% PIK	9/12/2033		5,503	5,557	1,506	0.03
Foundation Risk Partners Corp.	(4)(7)(10)	SOFR +	5.25%	10.58%	10/29/2030		15,904	15,697	15,819	0.29
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	5.25%	10.58%	10/29/2030		3,132	3,044	3,063	0.06
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	5.25%	10.68%	9/29/2028		12,184	11,863	11,920	0.22
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	5.25%	10.69%	9/29/2028		1,202	1,116	1,202	0.02
Gimlet Bidco GmbH	(4)(6)(8)	E +	5.75%	9.64%	4/23/2031	EUR	30,620	31,823	31,973	0.59
Gimlet Bidco GmbH	(4)(6)(7)(8)	E +	5.75%	9.64%	4/23/2031	EUR	2,268	2,233	2,232	0.04
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	10.58%	4/14/2028		66,873	65,850	66,470	1.23
Integrity Marketing Acquisition, LLC	(4)(7)(11)	SOFR +	6.05%	11.50%	8/27/2026		138,729	137,863	138,729	2.57
Integrity Marketing Acquisition, LLC	(4)(5)(10)	SOFR +	6.02%	11.37%	8/27/2026		1,871	1,852	1,871	0.03
Integrity Marketing Acquisition, LLC	(4)(5)(7)(10)	SOFR +	6.00%	11.35%	8/27/2026		6,482	6,392	6,390	0.12
Integrity Marketing Acquisition, LLC	(4)(5)(10)	SOFR +	6.03%	11.48%	8/27/2026		4,018	3,990	4,018	0.07

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Paisley Bidco Ltd	(4)(5)(6)(7)(8)	S +	5.25%	10.45%	4/18/2031	GBP	5,204	$6,401	$6,409	0.12%
Paisley Bidco Ltd	(4)(5)(6)(8)	E +	5.25%	9.12%	4/18/2031	EUR	3,420	3,627	3,608	0.07
PGIS Intermediate Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.00%	10.48%	10/16/2028		$4,567	4,521	4,558	0.08
PGIS Intermediate Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.09%	10/16/2028	1,318		1,280	1,269	0.02
SG Acquisition Inc	(4)(7)(10)	SOFR +	5.00%	10.30%	4/3/2030	136,345		135,279	136,345	2.53
Shelf Bidco Ltd	(4)(5)(6)(10)(18)	SOFR +	6.34%	12.01%	1/3/2030	5,053		4,933	5,053	0.09
Tennessee Bidco Limited	(4)(5)(6)(8)	E +	7.00%	10.87% (incl. 2.50% PIK)	8/3/2028	EUR	1,858	1,950	1,990	0.04
Tennessee Bidco Limited	(4)(5)(6)(8)	SOFR +	7.10%	12.37% (incl. 2.50% PIK)	7/9/2028	55,420		54,479	55,420	1.03
Tennessee Bidco Limited	(4)(5)(6)(8)	SOFR +	7.10%	12.37% (incl. 2.50% PIK)	8/3/2028	16,520		16,363	16,520	0.31
Tennessee Bidco Limited	(4)(5)(6)(8)	S +	7.28%	12.46% (incl. 2.50% PIK)	7/9/2028	GBP	44,437	60,504	56,173	1.04
World Insurance Associates, LLC	(4)(7)(11)	SOFR +	6.00%	11.33%	4/3/2028	38,017		36,929	37,546	0.70
								621,393	616,605	11.42
Internet & Direct Marketing Retail
Identity Digital Inc	(4)(11)	SOFR +	5.25%	10.78%	12/29/2027	317,534		314,363	317,534	5.89
IT Services
AI Altius Bidco, Inc.	(4)(5)(8)		9.75%	9.75% PIK	12/21/2029	1,013		998	1,008	0.02
AI Altius Bidco, Inc.	(4)(5)(10)	SOFR +	4.75%	10.03%	12/21/2028	982		976	982	0.02
AI Altius Bidco, Inc.	(4)(7)(10)	SOFR +	4.75%	10.03%	12/21/2028	6,550		6,467	6,550	0.12
Allium Buyer LLC	(4)(5)(7)(11)	SOFR +	6.75%	12.08%	5/2/2030	1,588		1,542	1,588	0.03
Infostretch Corporation	(4)(5)(10)	SOFR +	5.75%	11.23%	4/1/2028	4,900		4,839	4,545	0.08
Inovalon Holdings, Inc.	(4)(10)	SOFR +	6.25%	11.84% (incl. 2.75% PIK)	11/24/2028	110,766		109,140	110,766	2.05
Inovalon Holdings, Inc.	(4)(5)(10)	SOFR +	6.25%	11.84% (incl. 2.75% PIK)	11/24/2028	8,061		7,953	8,061	0.15
KEN Bidco Ltd	(4)(5)(6)(10)	S +	6.00%	11.31%	8/3/2028	GBP	9,281	11,310	11,585	0.21
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	ST +	6.00%	9.72%	9/28/2029	SEK	2,090	185	196	0.00
Monterey Financing, S.à r.l.	(4)(5)(6)(7)(9)	E +	6.00%	9.65%	9/28/2029	EUR	952	789	1,008	0.02
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	CI +	6.00%	9.60%	9/28/2029	DKK	4,819	621	687	0.01
Monterey Financing, S.à r.l.	(4)(5)(6)(9)	N +	6.00%	10.63%	9/28/2029	NOK	5,149	464	479	0.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
IT Services (continued)
Park Place Technologies, LLC	(4)(7)(10)	SOFR +	5.25%	10.59%	3/25/2031		$118,091	$116,841	$117,349	2.18%
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	11.18%	10/25/2027	36,781		36,375	36,781	0.68
Red River Technology, LLC	(4)(11)	SOFR +	6.00%	11.54%	5/26/2027	79,558		78,885	79,558	1.47
Redwood Services Group, LLC	(4)(5)(10)	SOFR +	6.25%	11.69%	6/15/2029	4,665		4,576	4,665	0.09
Redwood Services Group, LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.19%	6/15/2028	5,457		4,165	4,730	0.09
Turing Holdco, Inc.	(4)(5)(6)(8)	SOFR +	6.00%	11.42% (incl. 2.50% PIK)	9/28/2028	8,765		8,526	8,655	0.16
Turing Holdco, Inc.	(4)(5)(6)(7)(8)	SOFR +	6.10%	11.41% (incl. 2.50% PIK)	10/16/2028	4,362		4,286	4,307	0.08
Turing Holdco, Inc.	(4)(5)(6)(8)	E +	6.00%	9.82% (incl. 2.50% PIK)	9/28/2028	EUR	11,302	12,821	11,952	0.22
Turing Holdco, Inc.	(4)(5)(6)(8)	E +	6.00%	9.89% (incl. 2.50% PIK)	8/3/2028	EUR	4,301	4,843	4,548	0.08
Turing Holdco, Inc.	(4)(5)(6)(10)	SOFR +	6.00%	11.00%	8/3/2028	20,759		20,158	20,499	0.38
Turing Holdco, Inc.	(4)(5)(6)(7)(10)	S +	6.00%	11.32%	8/3/2028	GBP	15,602	22,463	19,476	0.36
								459,223	459,975	8.51
Machinery
MHE Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.00%	11.48%	7/21/2027	2,461		2,433	2,461	0.05
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	11.73%	7/21/2027	118		116	118	0.00
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.50%	11.98%	7/21/2027	118		117	118	0.00
								2,666	2,697	0.05
Marine
Armada Parent, Inc.	(4)(7)(10)	SOFR +	5.75%	11.20%	10/29/2027	25,603		25,289	25,317	0.47
Kattegat Project Bidco AB	(4)(5)(6)(8)	SOFR +	6.00%	11.33%	4/7/2031	2,605		2,542	2,539	0.05
Kattegat Project Bidco AB	(4)(5)(6)(7)(8)	E +	6.00%	9.72%	4/7/2031	EUR	29,819	31,461	31,049	0.58
								59,292	58,905	1.10
Media
Bimini Group Purchaser Inc	(4)(5)(7)(10)	SOFR +	5.25%	10.60%	4/26/2031	51,168		50,578	50,562	0.94
Bimini Group Purchaser Inc	(4)(5)(7)(10)	SOFR +	5.25%	10.60%	4/26/2031	2,103		2,055	2,054	0.04
Trader Corp.	(4)(5)(6)(7)(10)	C +	6.75%	11.74%	12/22/2029	CAD	9,875	6,996	9,385	0.17
Trader Corp.	(4)(5)(6)(10)	CA +	5.50%	10.28%	12/21/2029	CAD	14,371	10,398	10,505	0.19
								70,027	72,506	1.34

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc.	(4)(6)(10)	SOFR +	6.25%	11.57%	8/15/2028		$65,109	$64,436	$65,103	1.21%
KKR Alberta Midstream Finance, Inc.	(4)(6)(10)	SOFR +	6.25%	11.57%	8/15/2028		35,421	35,053	35,417	0.66
								99,489	100,520	1.87
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.50%	10.93%	11/12/2027		7,254	7,183	7,091	0.13
Profile Products, LLC	(4)(5)(7)(10)	P +	4.50%	13.00%	11/12/2027		134	128	122	0.00
Profile Products, LLC	(4)(5)(7)(10)	P +	4.75%	13.25%	11/12/2027		20	20	12	0.00
								7,331	7,225	0.13
Pharmaceuticals
Dechra Pharmaceuticals Holdings Ltd	(4)(5)(6)(7)(8)	E +	6.25%	10.18%	1/24/2031	EUR	1,028	1,125	1,098	0.02
Dechra Pharmaceuticals Holdings Ltd	(4)(5)(6)(7)(10)	SOFR +	6.25%	11.43%	1/24/2031		1,035	1,008	1,032	0.02
Doc Generici (Diocle S.p.A.)	(4)(5)(6)(7)(8)	E +	6.50%	10.21%	10/27/2028	EUR	1,758	1,014	1,869	0.03
Eden Acquisitionco Ltd	(4)(6)(7)(10)	SOFR +	6.25%	11.51%	11/18/2030		20,388	23,646	19,781	0.37
Gusto Sing Bidco Pte Ltd	(4)(5)(6)(7)(10)	BB +	6.50%	10.90%	10/30/2028	AUD	1,000	641	651	0.01
								27,434	24,431	0.45
Professional Services
ALKU, LLC	(4)(5)(10)	SOFR +	6.25%	11.59%	5/23/2029		794	778	794	0.01
ALKU, LLC	(4)(10)	SOFR +	5.50%	10.84%	5/23/2029		26,595	26,100	26,263	0.49
Apex Companies, LLC	(4)(5)(11)	SOFR +	6.25%	11.58%	1/31/2028		1,605	1,573	1,605	0.03
Apex Companies, LLC	(4)(5)(7)(11)	SOFR +	5.75%	11.09%	3/15/2026		320	309	310	0.01
Apex Companies, LLC	(4)(5)(11)	SOFR +	6.25%	11.59%	1/31/2028		369	365	369	0.01
Baker Tilly Advisory Group LP	(4)(5)(7)(10)	SOFR +	5.00%	10.33%	6/3/2031		44,802	43,925	43,915	0.81
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	4.50%	9.84%	11/2/2027		6,925	6,836	6,904	0.13
Cisive Holdings Corp	(4)(7)(11)	SOFR +	5.75%	11.18%	12/8/2028		8,443	8,324	8,337	0.15
Clearview Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.35%	10.68%	8/26/2027		7,322	7,217	7,286	0.14
Cumming Group, Inc.	(4)(7)(11)	SOFR +	5.25%	10.59%	5/26/2027		79,653	78,913	79,653	1.48
Cumming Group, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	10.59%	11/16/2027		11,537	11,335	11,477	0.21
G&A Partners Holding Company II, LLC	(4)(7)(9)	SOFR +	5.50%	10.85%	3/1/2031		31,430	30,673	30,879	0.57
Guidehouse, Inc.	(4)(10)	SOFR +	5.75%	11.09% (incl. 2.00% PIK)	12/16/2030		309,363	307,212	309,363	5.73
IG Investments Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	11.43%	9/22/2028		46,024	45,421	46,024	0.85
IG Investments Holdings, LLC	(4)(5)(10)	SOFR +	6.00%	11.33%	9/22/2028		442	438	442	0.01
Kaufman Hall & Associates, LLC	(4)(10)	SOFR +	5.25%	10.69%	12/14/2028		23,959	23,654	23,959	0.44
Legacy Intermediate, LLC	(4)(5)(10)	SOFR +	5.75%	11.25%	2/25/2028		6,732	6,651	6,732	0.12
Legacy Intermediate, LLC	(4)(5)(9)	SOFR +	5.75%	11.24%	2/25/2028		1,297	1,273	1,297	0.02
Mercury Bidco Globe Limited	(4)(5)(6)(7)(8)	S +	6.25%	11.45%	1/31/2031	GBP	47,583	59,170	59,980	1.11
MPG Parent Holdings, LLC	(4)(7)(11)	SOFR +	5.25%	10.58%	1/8/2030		10,927	10,676	10,927	0.20
Oxford Global Resources Inc	(4)(5)(7)(11)	SOFR +	6.00%	11.50%	8/17/2027		18,994	18,765	18,994	0.35
Oxford Global Resources Inc	(4)(5)(11)	SOFR +	6.00%	11.47%	8/17/2027		2,924	2,902	2,924	0.05
Oxford Global Resources Inc	(4)(5)(9)	SOFR +	6.00%	11.33%	6/6/2030		2,228	2,184	2,228	0.04
Pavion Corp.	(4)(6)(10)	SOFR +	5.75%	11.08%	10/30/2030		77,180	75,784	77,180	1.43

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
Pavion Corp.	(4)(5)(6)(7)(10)	SOFR +	5.75%	11.08%	10/30/2030		$15,666	$15,404	$15,484	0.29%
Petrus Buyer Inc	(4)(5)(7)(10)	SOFR +	5.25%	10.68%	10/17/2029		1,881	1,825	1,872	0.03
STV Group, Inc.	(4)(7)(10)	SOFR +	5.00%	10.33%	3/20/2031		24,356	23,822	24,165	0.45
STV Group, Inc.	(4)(5)(7)(10)	P +	4.00%	12.50%	3/20/2030		349	255	324	0.01
Thevelia US, LLC	(5)(6)(9)	SOFR +	4.00%	9.48%	6/18/2029		1,289	1,279	1,301	0.02
Titan Investment Company, Inc.	(4)(5)(8)	SOFR +	5.75%	11.23%	3/20/2027		41,379	40,502	39,517	0.73
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	5.25%	10.66%	6/29/2028		62,160	61,368	62,042	1.15
Trinity Air Consultants Holdings Corp.	(4)(5)(7)(10)	SOFR +	5.25%	10.62%	6/29/2028		23,497	23,304	23,259	0.43
Trinity Partners Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.98%	12/21/2028		4,882	4,812	4,868	0.09
West Monroe Partners, LLC	(4)(10)	SOFR +	5.50%	11.10%	11/8/2028		14,671	14,496	14,414	0.27
West Monroe Partners, LLC	(4)(5)(7)(10)	SOFR +	5.50%	11.11%	11/8/2027		289	289	284	0.01
								957,834	965,372	17.87
Real Estate Management & Development
Castle Management Borrower, LLC	(4)(7)(11)	SOFR +	5.50%	10.83%	11/3/2029		24,092	23,729	24,092	0.45
Neptune BidCo	(4)(5)(6)(7)(8)	E +	5.25%	9.12%	4/2/2031	EUR	5,608	5,904	5,863	0.11
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	10.94%	8/8/2030		67,900	67,181	67,900	1.26
Progress Residential PM Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.50%	10.94%	8/8/2030		833	820	833	0.02
								97,634	98,688	1.84
Software
Anaplan, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.08%	6/21/2029		1,804	1,776	1,804	0.03
Anaplan, Inc.	(4)(10)	SOFR +	5.75%	11.08%	6/21/2029		19,227	19,040	19,227	0.36
Azurite Intermediate Holdings Inc.	(4)(7)(10)	SOFR +	6.50%	11.84%	3/19/2031		27,702	27,178	27,510	0.51
Bayshore Intermediate #2 LP	(4)(5)(10)	SOFR +	5.75%	11.05%	10/1/2028		12,198	12,138	12,137	0.22
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	6.00%	11.33% (incl. 2.00% PIK)	8/8/2028		1,962	1,935	1,952	0.04
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	6.00%	11.30% (incl. 2.00% PIK)	8/8/2028		345	341	343	0.01
BlueCat Networks USA, Inc.	(4)(5)(7)(10)	SOFR +	6.00%	11.33% (incl. 2.00% PIK)	8/8/2028		65	62	61	0.00
Bluefin Holding, LLC	(4)(5)(7)(11)	SOFR +	7.25%	12.59%	9/12/2029		22,756	22,215	22,631	0.42
Brave Parent Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	10.33%	11/28/2030		68,130	67,433	68,076	1.26
Community Brands ParentCo, LLC	(4)(5)(7)(10)	SOFR +	5.50%	10.94%	2/24/2028		4,888	4,824	4,888	0.09
Confine Visual Bidco	(4)(6)(10)	SOFR +	5.75%	11.06%	2/23/2029		16,247	15,934	13,729	0.25
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	11.11%	7/14/2027		21,478	21,205	20,401	0.38

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Coupa Software Inc.	(4)(5)(6)(7)(10)	SOFR +	5.50%	10.83%	2/27/2030		$1,836	$1,795	$1,834	0.03%
Crewline Buyer, Inc.	(4)(6)(7)(11)	SOFR +	6.75%	12.08%	11/8/2030		59,936	58,435	59,771	1.11
Denali Bidco Ltd	(4)(5)(6)(7)(10)	S +	5.75%	10.95%	8/29/2030	GBP	4,022	4,912	5,055	0.09
Denali Bidco Ltd	(4)(5)(6)(8)	E +	5.75%	9.47%	8/29/2030	EUR	2,798	2,947	2,961	0.05
Denali Bidco Ltd	(4)(5)(6)(8)	E +	5.50%	9.22%	8/29/2030	EUR	263	275	276	0.01
Diligent Corp	(4)(10)	SOFR +	5.00%	10.34%	8/2/2030		49,683	49,489	49,683	0.92
Diligent Corp	(4)(10)	SOFR +	5.00%	10.34%	8/2/2030		8,517	8,484	8,517	0.16
Discovery Education, Inc.	(4)(5)(11)	SOFR +	5.75%	11.09%	4/9/2029		3,705	3,667	3,418	0.06
Discovery Education, Inc.	(4)(10)	SOFR +	5.75%	11.18%	4/9/2029		35,882	35,485	33,101	0.61
Elements Finco Ltd	(4)(5)(6)(8)	SOFR +	4.75%	10.09%	4/30/2031		5,046	5,024	4,995	0.09
Elements Finco Ltd	(4)(5)(6)(7)(8)	S +	5.00%	10.20%	4/29/2031	GBP	19,368	23,918	24,183	0.45
Elements Finco Ltd	(4)(5)(6)(8)	SOFR +	4.75%	10.09%	4/29/2031		6,063	5,993	6,002	0.11
Episerver, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	10.73%	4/9/2026		9,496	9,433	9,381	0.17
Experity, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.18%	2/24/2028		14,790	14,605	14,790	0.27
Gigamon Inc.	(4)(11)	SOFR +	5.75%	11.22%	3/9/2029		7,289	7,191	7,289	0.14
Gigamon Inc.	(4)(5)(7)(11)	SOFR +	5.75%	11.20%	3/9/2029		175	172	175	0.00
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.50%	10.95%	12/1/2028		5,143	5,141	5,143	0.10
GovernmentJobs.com, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.93%	12/1/2028		118	113	105	0.00
Granicus, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	8.82% (incl. 2.25% PIK)	1/17/2031		17,431	17,236	17,418	0.32
Graphpad Software LLC	(4)(7)(10)	SOFR +	4.75%	10.08%	6/28/2031		24,145	23,902	23,983	0.44
GS Acquisitionco Inc	(4)(5)(7)(9)	SOFR +	5.25%	10.58%	5/25/2028		426	407	406	0.01
GS Acquisitionco Inc	(4)(5)(7)(10)	SOFR +	5.25%	10.58%	5/25/2028		267	257	257	0.00
Homecare Software Solutions LLC	(4)(5)(10)	SOFR +	5.00%	10.33%	6/14/2031		14,641	14,496	14,495	0.27
Homecare Software Solutions LLC	(4)(5)(7)(10)	SOFR +	5.00%	10.34%	6/14/2031		669	643	639	0.01
Icefall Parent, Inc.	(4)(7)(11)	SOFR +	6.50%	11.83%	1/25/2030		32,592	31,929	32,235	0.60
IQN Holding Corp	(4)(5)(7)(10)	SOFR +	5.25%	10.60%	5/2/2029		4,986	4,950	4,986	0.09
IRI Group Holdings Inc	(4)(10)	SOFR +	5.50%	10.85% (incl. 2.00% PIK)	12/1/2028		197,857	195,124	197,857	3.67
IRI Group Holdings Inc	(4)(5)(7)(10)	SOFR +	5.00%	10.34%	12/1/2027		8,998	8,806	8,998	0.17
JS Parent Inc	(4)(5)(7)(10)	SOFR +	5.00%	10.32%	4/24/2031		35,666	35,476	35,471	0.66
LD Lower Holdings, Inc.	(4)(5)(11)	SOFR +	6.50%	11.93%	2/8/2026		91,183	90,596	90,499	1.68
Lightbox Intermediate, LP	(4)(5)(8)	SOFR +	5.00%	10.46%	5/9/2026		1,960	1,937	1,877	0.03
Magnesium BorrowerCo, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	10.59%	5/18/2029		5,329	5,240	5,317	0.10
Magnesium BorrowerCo, Inc.	(4)(5)(10)	S +	5.25%	10.45%	5/18/2029	GBP	3,391	4,161	4,287	0.08
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	3.75%	9.23%	7/31/2028		8,483	8,408	7,846	0.15
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.25%	11.73%	6/9/2030		6,930	6,753	6,930	0.13
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(7)(8)	SOFR +	3.75%	9.24%	7/31/2026		676	671	586	0.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Medallia, Inc.	(4)(10)	SOFR +	6.50%	11.93% (incl. 4.00% PIK)	10/29/2028		$373,657	$369,663	$366,184	6.79%
Monk Holding Co.	(4)(10)(18)	SOFR +	5.70%	11.13%	12/1/2027		4,779	4,714	4,779	0.09
Monk Holding Co.	(4)(5)(7)(10)	SOFR +	5.50%	10.93%	12/1/2027		289	281	273	0.01
MRI Software, LLC	(11)	SOFR +	5.50%	10.93%	2/10/2027		57,590	57,552	57,016	1.06
MRI Software, LLC	(4)(5)(7)(11)	SOFR +	5.75%	11.08%	2/10/2027		7,444	7,217	7,104	0.13
NAVEX TopCo, Inc.	(4)(7)(10)	SOFR +	5.50%	10.83%	11/9/2030		61,150	59,945	61,150	1.13
Nintex Topco Limited	(4)(6)(10)	SOFR +	6.00%	11.46% (incl. 1.50% PIK)	11/13/2028		33,946	33,526	32,928	0.61
Noble Midco 3 Ltd	(4)(5)(6)(7)(10)	SOFR +	5.00%	10.32%	6/24/2031		16,792	16,581	16,579	0.31
Oranje Holdco Inc	(4)(5)(7)(11)	SOFR +	7.50%	12.83%	2/1/2029		2,000	1,957	2,000	0.04
Oranje Holdco Inc	(4)(5)(11)	SOFR +	7.25%	12.59%	2/1/2029		33,969	33,291	33,969	0.63
PDI TA Holdings, Inc.	(4)(6)(7)(10)	SOFR +	5.25%	10.58%	2/3/2031		33,500	32,974	33,034	0.61
PDI TA Holdings, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.25%	10.60%	2/3/2031		4,013	3,894	3,886	0.07
Rally Buyer, Inc.	(4)(5)(10)	SOFR +	5.75%	11.09% (incl. 1.75% PIK)	7/19/2028		882	870	869	0.02
Rally Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.07%	7/19/2028		44	42	42	0.00
Recorded Future Inc	(4)(5)(7)(10)	SOFR +	5.75%	11.08%	6/28/2030		22,872	22,490	22,566	0.42
Relativity ODA, LLC	(4)(7)(11)	SOFR +	6.00%	11.44%	5/12/2027		19,337	19,111	19,337	0.36
Scorpio BidCo SAS	(4)(5)(6)(7)(8)	E +	5.75%	9.60%	4/30/2031	EUR	22,826	24,639	23,861	0.44
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	10.94%	3/11/2027		78,218	77,619	78,218	1.45
Spitfire Parent, Inc.	(4)(5)(11)	E +	5.50%	9.15%	3/11/2027	EUR	10,185	12,187	10,908	0.20
Stamps.com, Inc.	(4)(10)	SOFR +	5.75%	11.18%	10/5/2028		283,747	280,291	278,782	5.17
Triple Lift, Inc.	(4)(10)	SOFR +	5.75%	11.24%	5/5/2028		61,343	60,647	57,662	1.07
Triple Lift, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.21%	5/5/2028		2,951	2,866	2,489	0.05
WPEngine, Inc.	(4)(7)(10)	SOFR +	6.50%	11.82%	8/14/2029		66,667	64,790	66,467	1.23
Zendesk Inc	(4)(5)(7)(10)	SOFR +	6.25%	11.60%	11/22/2028		1,623	1,595	1,614	0.03
								2,070,894	2,065,242	38.28
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	6.18%	11.61%	5/3/2026		163,594	162,787	163,594	3.03
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	5.00%	10.43%	2/28/2028		84,454	83,826	84,454	1.57
Trading Companies & Distributors
Porcelain Acquisition Corp.	(4)(11)	SOFR +	6.00%	11.43%	4/1/2027		54,324	53,577	52,422	0.97
Red Fox CD Acquisition Corp	(4)(11)	SOFR +	6.00%	11.33%	3/4/2030		78,466	76,760	78,074	1.45
								130,337	130,496	2.42
Transportation Infrastructure
Capstone Logistics, LLC	(4)(11)	SOFR +	4.75%	10.19%	11/12/2027		5,473	5,452	5,473	0.10
Channelside AcquisitionCo, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	10.09%	5/15/2031		19,803	19,571	19,797	0.37
Channelside AcquisitionCo, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	10.09%	5/15/2029		847	815	847	0.02

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Transportation Infrastructure (continued)
Frontline Road Safety, LLC	(4)(10)	SOFR +	5.75%	11.42%	5/3/2027		$99,852	$98,850	$99,852	1.85%
Frontline Road Safety, LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.33%	5/3/2027		4,397	4,261	4,260	0.08
Helix TS, LLC	(4)(5)(10)	SOFR +	6.25%	11.73%	8/4/2027		20,972	20,756	20,553	0.38
Helix TS, LLC	(4)(10)	SOFR +	6.25%	11.70%	8/4/2027		25,367	25,061	24,860	0.46
Italian Motorway Holdings S.à r.l	(4)(5)(6)(8)	E +	5.25%	9.09%	4/28/2029	EUR	78,810	81,466	84,401	1.56
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.14%	10/19/2027		33,318	32,944	32,319	0.60
Roadsafe Holdings, Inc.	(4)(5)(11)	SOFR +	5.75%	11.15%	10/19/2027		20,487	20,286	19,872	0.37
Roadsafe Holdings, Inc.	(4)(5)(11)	SOFR +	5.75%	11.15%	10/19/2027		4,180	4,131	4,055	0.08
Safety Borrower Holdings LP	(4)(5)(11)	SOFR +	5.25%	10.81%	9/1/2027		5,297	5,273	5,297	0.10
Safety Borrower Holdings LP	(4)(5)(7)(11)	P +	4.25%	12.75%	9/1/2027		131	129	127	0.00
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.75%	11.20%	9/24/2027		36,955	36,561	36,955	0.69
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.75%	11.19%	9/24/2027		27,336	27,081	27,336	0.51
Sam Holding Co, Inc.	(4)(5)(7)(11)	SOFR +	5.75%	11.15%	9/24/2027		4,936	4,816	4,836	0.09
Sam Holding Co, Inc.	(4)(5)(7)(11)	P +	5.00%	13.50%	3/24/2027		2,300	2,240	2,300	0.04
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	10.98%	7/9/2027		38,687	38,298	35,205	0.65
								427,991	428,345	7.95
Total First Lien Debt - non-controlled/non-affiliated								11,183,164	11,118,237	206.04
First Lien Debt - non-controlled/affiliated
Professional Services
Material Holdings, LLC	(4)(5)(10)(16)	SOFR +	6.00%	11.35%	8/19/2027		20,644	20,442	20,644	0.38
Material Holdings, LLC	(4)(5)(7)(10)(16)	SOFR +	6.00%	11.35%	8/19/2027		5,021	4,969	3,037	0.06
								25,411	23,681	0.44
Total First Lien Debt - non-controlled/affiliated								25,411	23,681	0.44
Total First Lien Debt								11,208,575	11,141,918	206.48

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Second Lien Debt - non-controlled/non-affiliated
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(5)(6)(8)		8.75%	8.75%	4/15/2029	CAD	10,533	$8,305	$6,718	0.12%
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	14.18%	10/15/2027		$5,183	5,130	4,924	0.09
								13,435	11,642	0.21
Industrial Conglomerates
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	12.60%	11/19/2029		9,619	9,553	9,138	0.17
IT Services
Inovalon Holdings, Inc.	(4)(5)(10)	SOFR +	10.50%	16.09% PIK	11/24/2033		12,975	12,759	12,975	0.24
Professional Services
Thevelia US, LLC	(4)(5)(6)(9)	SOFR +	6.75%	12.21%	6/17/2030		4,920	4,810	4,920	0.09
Software
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.50%	11.98%	7/30/2029		3,550	3,519	3,310	0.06
Total Second Lien Debt - non-controlled/non-affiliated								44,076	41,985	0.77
Total Second Lien Debt								44,076	41,985	0.77
Unsecured Debt
Unsecured Debt- non-controlled/non-affiliated
Health Care Technology
Healthcomp Holding Company, LLC	(4)(5)(8)		13.75%	13.75% PIK	11/8/2031		10,805	10,523	10,643	0.20
IT Services
PPT Holdings III, LLC	(4)(5)(8)		12.75%	12.75% PIK	3/27/2034		1,664	1,625	1,635	0.03
Total Unsecured Debt - non-controlled/non-affiliated								12,148	12,278	0.23
Total Unsecured Debt								12,148	12,278	0.23

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity
Equity - non-controlled/non-affiliated
Aerospace & Defense
Micross Topco, Inc. - Common Equity	(4)				4,767	$4,767	$5,786	0.11%
Air Freight & Logistics
AGI Group Holdings LP - A2 Units	(4)				902	902	591	0.01
Mode Holdings, L.P. - Class A-2 Common Units	(4)				5,486,923	5,487	7,627	0.14
						6,389	8,218	0.15
Commercial Services & Supplies
GTCR Investors LP - A-1 Units	(4)				417,006	417	417	0.01
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class A Units	(4)				702,305	702	197	0.00
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class C Units	(4)				85,315	83	97	0.00
EIS Acquisition Holdings, LP - Class A Common Units	(4)				6,292	3,350	11,215	0.21
						4,135	11,509	0.21
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interests	(4)		11.50%		12,511,857	12,314	17,037	0.32
DTA LP - Class A Units	(4)				2,171,032	2,169	2,171	0.04
						14,483	19,208	0.36
Diversified Financial Services
THL Fund IX Investors (Plymouth II), LP - LP Interests	(4)				248,786	249	302	0.01
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Units	(4)				6,930	5,877	6,241	0.12
Point Broadband Holdings, LLC - Class B Units	(4)				369,255	1,053	1,322	0.02
Point Broadband Holdings, LLC - Class Additional A Units	(4)				1,489	1,263	1,341	0.02
Point Broadband Holdings, LLC - Class Additional B Units	(4)				79,358	226	284	0.01
						8,419	9,188	0.17
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)				539	539	318	0.01
Health Care Providers & Services
AVE Holdings I Corp. - Series A-1 Preferred Shares	(4)				625,944	607	651	0.01
Jayhawk Holdings, LP - A-1 Common Units	(4)				2,201	392	131	0.00
Jayhawk Holdings, LP - A-2 Common Units	(4)				1,185	211	70	0.00
						1,210	852	0.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity - non-controlled/non-affiliated (continued)
Health Care Technology
Caerus Midco 2 S.à r.l. - Additional Vehicle Units	(4)(6)				11,710	$12	$1	0.00%
Caerus Midco 2 S.à r.l. - Vehicle Units	(4)(6)				58,458	58	54	0.00
Healthcomp Holding Company, LLC - Preferred Interest	(4)		6.00%		9,850	985	985	0.02
						1,055	1,040	0.02
Insurance
CFCo LLC (Benefytt Technologies, Inc.) - Class B Units	(4)				14,907,400	0	0	0.00
Shelf Holdco Ltd - Common Equity	(4)(6)				50,000	50	160	0.00
						50	160	0.00
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest	(4)				2,854,133	2,854	3,368	0.06
Professional Services
OHCP V TC COI, LP. - LP Interest	(4)				3,500,000	3,500	7,210	0.13
Tricor Horizon - LP Interest	(4)(6)				385,781	386	409	0.01
Trinity Air Consultants Holdings Corp - Common Units	(4)				2,583	3	5	0.00
						3,889	7,624	0.14
Software
Connatix Parent, LLC - Class L Common Units	(4)				42,045	462	181	0.00
Descartes Holdings, Inc - Class A Units	(4)				49,139	213	35	0.00
Expedition Holdco, LLC - Class A Units	(4)				90	57	46	0.00
Expedition Holdco, LLC - Class B Units	(4)				90,000	33	12	0.00
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%		1,545	1,506	1,900	0.04
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)				3,550,000	3,444	3,825	0.07
Mimecast Limited - LP Interests	(4)				667,850	668	708	0.01
TPG IX Newark CI, L.P. - LP Interests	(4)(6)				1,965,727	1,966	1,966	0.04
Zoro - Common Equity	(4)				2,073	21	21	0.00
Zoro - Series A Preferred Shares	(4)		12.50%		373	362	456	0.01
						8,732	9,150	0.17
Specialty Retail
CustomInk, LLC - Series A Preferred Units	(4)				384,520	5,200	7,844	0.15

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments (1)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity - non-controlled/non-affiliated (continued)
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units	(4)				27,536	$2,909	$5,440	0.10%
Ncp Helix Holdings, LLC. - Preferred Shares	(4)				369	372	465	0.01
						3,281	5,905	0.11
Total Equity - non-controlled/non-affiliated						65,669	90,889	1.69
Equity - non-controlled/affiliated
Insurance
Blackstone Donegal Holdings LP - LP Interests (Westland Insurance Group LTD)	(4)(6)(16)					1	6,727	0.12
Professional Services
Material+ Holding Company, LLC - Class C Units	(4)(16)				5,898	0	0	0.00
Total Equity - non-controlled/affiliated						1	6,727	0.12
Total Equity						65,670	97,616	1.81
Total Investments - non-controlled/non-affiliated						11,305,057	11,263,389	208.73
Total Investments - non-controlled/affiliated						25,412	30,408	0.56
Total Investment Portfolio						11,330,469	11,293,797	209.29
Cash and Cash Equivalents
Other Cash and Cash Equivalents						291,292	291,292	5.40
Total Portfolio Investments, Cash and Cash Equivalents						$11,621,761	$11,585,089	214.69%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of June 30, 2024, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Canadian Dollar Offered Rate (“CDOR” or “C”), Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2024. Variable rate loans typically include an interest reference rate floor feature. As of June 30, 2024, 92.5% of the debt portfolio at fair value had an interest rate floor above zero. Rates on equity instruments represents contractual dividend rates on certain preferred equity positions.
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

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
(6)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2024, non-qualifying assets represented 11.7% of total assets as calculated in accordance with regulatory requirements.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
123Dentist, Inc.	Delayed Draw Term Loan	8/10/2029	$55	$—
ACI Group Holdings, Inc.	Revolver	8/2/2027	8,675	—
ACI Group Holdings, Inc.	Delayed Draw Term Loan	8/2/2024	9,631	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	1,152	—
AI Altius Bidco, Inc.	Delayed Draw Term Loan	12/21/2028	500	—
Alera Group, Inc.	Delayed Draw Term Loan	11/17/2025	1,080	—
Allium Buyer LLC	Revolver	5/2/2029	249	—
American Restoration Holdings, LLC	Term Loan	7/24/2030	4,544	—
American Restoration Holdings, LLC	Delayed Draw Term Loan	1/24/2025	1,309	—
American Restoration Holdings, LLC	Delayed Draw Term Loan	7/24/2026	3,538	—
American Restoration Holdings, LLC	Revolver	7/24/2030	1,309	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	10/20/2026	38	—
Amerilife Holdings, LLC	Revolver	8/31/2028	243	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	6/17/2026	662	(3)
Amerivet Partners Management, Inc.	Revolver	2/25/2028	589	—
Anaplan, Inc.	Revolver	6/21/2028	161	—
Apex Companies, LLC	Delayed Draw Term Loan	3/15/2026	419	—
Armada Parent, Inc.	Revolver	10/29/2027	3,000	(30)
Ascend Buyer, LLC	Revolver	9/30/2027	1,293	—
Azurite Intermediate Holdings Inc.	Delayed Draw Term Loan	3/30/2026	9,234	—
Azurite Intermediate Holdings Inc.	Revolver	3/19/2031	4,104	—
Baker Tilly Advisory Group LP	Revolver	6/3/2030	9,856	(148)
Baker Tilly Advisory Group LP	Delayed Draw Term Loan	6/3/2026	8,960	(67)
Bamboo US BidCo LLC	Delayed Draw Term Loan	9/30/2030	86	—
Bamboo US BidCo LLC	Revolver	9/28/2029	142	—
Bazaarvoice, Inc.	Revolver	5/7/2026	28,662	—
Bimini Group Purchaser Inc	Delayed Draw Term Loan	4/26/2026	18,925	(95)
Bimini Group Purchaser Inc	Revolver	4/26/2031	2,804	—
BlueCat Networks USA, Inc.	Delayed Draw Term Loan	8/8/2024	276	—
Bluefin Holding, LLC	Revolver	9/12/2029	2,244	(11)
BPPH2 Limited	Term Loan	3/16/2028	10,596	—
BradyIFS Holdings, LLC	Revolver	10/31/2029	7,758	—
BradyIFS Holdings, LLC	Delayed Draw Term Loan	10/31/2025	3,831	—
Brave Parent Holdings, Inc.	Delayed Draw Term Loan	5/28/2025	3,058	—
Brave Parent Holdings, Inc.	Revolver	11/28/2030	3,641	—
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	836	—
Caerus US 1, Inc.	Revolver	5/25/2029	1,030	—
Caerus US 1, Inc.	Delayed Draw Term Loan	5/25/2029	178	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Cambium Learning Group, Inc.	Revolver	7/20/2028	$43,592	$—
Castle Management Borrower, LLC	Revolver	11/3/2029	2,042	—
CFGI Holdings, LLC	Revolver	11/2/2027	1,050	(21)
CFS Brands, LLC	Delayed Draw Term Loan	10/2/2030	12,118	(121)
CFS Brands, LLC	Revolver	10/2/2030	18,177	—
Channelside Acquisitionco Inc	Delayed Draw Term Loan	4/28/2025	1,980	(6)
Channelside Acquisitionco Inc	Delayed Draw Term Loan	4/28/2025	19	—
Channelside Acquisitionco Inc	Revolver	5/15/2029	2,330	—
Charger Debt Merger Sub, LLC	Revolver	5/31/2030	1,522	(15)
Charger Debt Merger Sub, LLC	Delayed Draw Term Loan	5/31/2026	6,350	—
Cisive Holdings Corp	Revolver	12/8/2027	1,111	(22)
Clearview Buyer, Inc.	Revolver	2/26/2027	898	—
Clearview Buyer, Inc.	Delayed Draw Term Loan	8/26/2024	3,668	—
Community Brands ParentCo, LLC	Revolver	2/24/2028	345	—
Connatix Buyer, Inc.	Revolver	7/14/2027	5,431	(217)
Consor Intermediate II LLC	Delayed Draw Term Loan	5/10/2026	4,002	(20)
Consor Intermediate II LLC	Revolver	5/10/2031	1,067	(11)
Continental Buyer Inc	Revolver	4/2/2031	2,715	(41)
Continental Buyer Inc	Delayed Draw Term Loan	4/2/2026	7,239	(54)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	3,509	(38)
COP Home Services TopCo IV, Inc.	Delayed Draw Term Loan	12/30/2027	8,730	(131)
Coupa Software Inc.	Delayed Draw Term Loan	8/27/2025	164	(2)
Coupa Software Inc.	Revolver	2/27/2029	126	—
CPI Buyer, LLC	Delayed Draw Term Loan	11/23/2025	2,047	—
CPI Buyer, LLC	Revolver	11/1/2026	3,214	(64)
Crewline Buyer, Inc.	Revolver	11/8/2030	6,438	(16)
Cumming Group, Inc.	Revolver	11/16/2027	12,695	—
Cumming Group, Inc.	Delayed Draw Term Loan	5/21/2025	6,128	—
DCG Acquisition Corp	Revolver	6/13/2031	5,937	(59)
DCG Acquisition Corp	Delayed Draw Term Loan	6/13/2026	5,937	—
Dechra Pharmaceuticals Holdings Ltd	Delayed Draw Term Loan	1/24/2026	260	(3)
Dechra Pharmaceuticals Holdings Ltd	Delayed Draw Term Loan	1/24/2026	218	(3)
Denali Bidco Ltd	Delayed Draw Term Loan	4/17/2026	300	(3)
Doc Generici (Diocle S.p.A.)	Delayed Draw Term Loan	10/26/2024	1,682	(13)
DTA Intermediate II Ltd.	Delayed Draw Term Loan	3/27/2026	16,154	—
DTA Intermediate II Ltd.	Revolver	3/27/2030	10,769	(108)
Eden Acquisitionco Ltd	Delayed Draw Term Loan	11/17/2025	43,368	(607)
Elements Finco Ltd	Delayed Draw Term Loan	4/30/2027	10,851	(55)
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2024	14,586	(146)
Endeavor Schools Holdings LLC	Delayed Draw Term Loan	7/18/2029	5,776	—
ENV Bidco AB	Delayed Draw Term Loan	7/19/2029	433	(3)
Episerver, Inc.	Revolver	4/9/2026	2,064	(21)
Essential Services Holding Corp	Delayed Draw Term Loan	6/17/2026	2,297	(11)
Essential Services Holding Corp	Revolver	6/17/2030	1,436	(14)
Everbridge Holdings LLC	Term Loan	7/2/2031	22,111	—
Everbridge Holdings LLC	Delayed Draw Term Loan	7/2/2026	5,542	—
Everbridge Holdings LLC	Revolver	7/2/2031	2,211	—
Experity, Inc.	Revolver	2/24/2028	1,495	—
Fern Bidco Ltd	Term Loan	7/1/2031	25,170	—
Fern Bidco Ltd	Delayed Draw Term Loan	7/1/2027	12,713	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Formulations Parent Corp.	Revolver	11/15/2029	$1,429	$—
Foundation Risk Partners Corp.	Revolver	10/29/2029	4,101	(62)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2025	3,783	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	5/21/2026	4,582	(23)
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	516	—
Frontline Road Safety, LLC	Delayed Draw Term Loan	6/15/2025	6,598	—
FusionSite Midco, LLC	Delayed Draw Term Loan	11/17/2024	1,200	—
FusionSite Midco, LLC	Revolver	11/17/2029	2,791	(63)
G&A Partners Holding Company II, LLC	Delayed Draw Term Loan	3/1/2026	11,967	—
G&A Partners Holding Company II, LLC	Revolver	3/1/2030	3,288	(41)
Galway Borrower, LLC	Revolver	9/30/2027	7,558	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/7/2026	52,753	(264)
Gannett Fleming, Inc	Term Loan	8/5/2030	61,435	—
Gannett Fleming, Inc	Revolver	8/5/2030	6,144	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	1,200	—
Gigamon Inc.	Revolver	3/11/2028	262	—
Gimlet Bidco GmbH	Delayed Draw Term Loan	4/23/2027	10,924	—
GovernmentJobs.com, Inc.	Revolver	12/2/2027	559	—
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	12/2/2024	2,086	—
Granicus, Inc.	Revolver	1/17/2031	2,409	—
Granicus, Inc.	Delayed Draw Term Loan	1/17/2031	2,583	(13)
Graphpad Software LLC	Revolver	6/28/2031	2,264	(11)
Graphpad Software LLC	Delayed Draw Term Loan	6/28/2026	6,036	(30)
GS Acquisitionco Inc	Delayed Draw Term Loan	3/26/2026	7,573	—
GS Acquisitionco Inc	Revolver	5/25/2028	1,733	—
Gusto Sing Bidco Pte Ltd	Delayed Draw Term Loan	10/28/2028	101	(3)
High Street Buyer, Inc.	Revolver	4/16/2027	2,254	(45)
High Street Buyer, Inc.	Delayed Draw Term Loan	4/16/2028	14,941	—
High Street Buyer, Inc.	Delayed Draw Term Loan	2/4/2025	20,953	(210)
Homecare Software Solutions LLC	Delayed Draw Term Loan	6/14/2026	4,769	—
Homecare Software Solutions LLC	Revolver	6/14/2031	2,092	—
Icefall Parent, Inc.	Revolver	1/17/2030	3,104	(31)
IG Investments Holdings, LLC	Revolver	9/22/2027	4,416	—
Inception Fertility Ventures LLC	Revolver	4/29/2030	2,098	(42)
Inception Fertility Ventures LLC	Delayed Draw Term Loan	4/29/2026	10,488	—
Integrity Marketing Acquisition, LLC	Revolver	8/27/2026	1,381	—
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2025	11,844	—
IQN Holding Corp	Revolver	5/2/2028	522	—
IRI Group Holdings Inc	Revolver	12/1/2027	4,803	—
Iris Buyer, LLC	Revolver	10/2/2029	3,850	(101)
Iris Buyer, LLC	Delayed Draw Term Loan	10/2/2030	1,249	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/17/2028	63	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/17/2024	26	—
Java Buyer, Inc.	Delayed Draw Term Loan	11/9/2025	174	—
Java Buyer, Inc.	Delayed Draw Term Loan	6/26/2026	2,449	—
Java Buyer, Inc.	Revolver	12/15/2027	367	(4)
Java Buyer, Inc.	Revolver	12/15/2027	735	(7)
JS Parent Inc	Revolver	4/24/2031	3,452	(17)
Kattegat Project Bidco AB	Delayed Draw Term Loan	10/5/2026	7,030	(87)
Kona Intermediate, LLC	Term Loan	7/23/2031	1,034	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Kona Intermediate, LLC	Delayed Draw Term Loan	7/23/2025	$306	$—
Kona Intermediate, LLC	Delayed Draw Term Loan	7/23/2026	306	—
Kona Intermediate, LLC	Revolver	7/23/2031	122	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	372	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/8/2025	2,188	—
Kwol Acquisition, Inc.	Revolver	12/6/2029	672	—
LPW Group Holdings, Inc.	Revolver	3/15/2030	5,373	(81)
Magic Bidco Inc	Term Loan	7/1/2030	19,656	—
Magic Bidco Inc	Delayed Draw Term Loan	7/1/2026	7,858	—
Magic Bidco Inc	Revolver	7/1/2030	3,621	—
Magnesium BorrowerCo, Inc.	Delayed Draw Term Loan	5/18/2029	328	—
Magneto Components BuyCo, LLC	Revolver	12/5/2029	5,508	—
Magneto Components BuyCo, LLC	Delayed Draw Term Loan	6/5/2025	6,610	(83)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	524	—
Material Holdings, LLC	Revolver	8/17/2027	353	(42)
MB2 Dental Solutions, LLC	Delayed Draw Term Loan	8/12/2025	4,952	(16)
MB2 Dental Solutions, LLC	Delayed Draw Term Loan	8/12/2025	8,164	—
MB2 Dental Solutions, LLC	Revolver	2/13/2031	1,078	—
Mercury Bidco Globe Limited	Delayed Draw Term Loan	1/31/2026	14,933	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	268	—
Monk Holding Co.	Delayed Draw Term Loan	12/1/2024	917	—
Monterey Financing, S.à r.l.	Delayed Draw Term Loan	9/30/2024	283	—
More Cowbell II, LLC	Delayed Draw Term Loan	9/1/2030	916	(11)
More Cowbell II, LLC	Revolver	9/1/2029	645	—
MPG Parent Holdings, LLC	Delayed Draw Term Loan	1/8/2026	2,679	—
MPG Parent Holdings, LLC	Revolver	1/8/2030	1,339	—
MRI Software, LLC	Revolver	2/10/2026	7,361	(239)
MRI Software, LLC	Delayed Draw Term Loan	2/10/2027	32,794	—
NAVEX TopCo, Inc.	Revolver	11/9/2028	5,394	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	1/16/2025	16,497	—
NDC Acquisition Corp.	Revolver	3/9/2027	3,425	—
Neptune BidCo	Delayed Draw Term Loan	4/2/2031	3,008	—
Neptune Holdings, Inc.	Revolver	8/14/2030	933	—
Noble Midco 3 Ltd	Delayed Draw Term Loan	6/10/2027	3,875	—
Noble Midco 3 Ltd	Revolver	6/10/2030	2,583	(26)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	1/21/2025	4,472	—
Oranje Holdco Inc	Revolver	2/1/2029	250	—
Oxford Global Resources Inc	Revolver	8/17/2027	2,961	—
Paisley Bidco Ltd	Delayed Draw Term Loan	4/18/2027	4,689	(71)
Park Place Technologies, LLC	Delayed Draw Term Loan	9/1/2025	18,198	(91)
Park Place Technologies, LLC	Revolver	3/25/2030	12,101	—
Pavion Corp.	Delayed Draw Term Loan	10/30/2025	2,559	—
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/1/2026	8,687	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	3,800	(48)
Petrus Buyer Inc	Delayed Draw Term Loan	10/17/2025	595	(9)
Petrus Buyer Inc	Revolver	10/17/2029	272	—
PGIS Intermediate Holdings, LLC	Delayed Draw Term Loan	10/16/2028	2,990	—
PGIS Intermediate Holdings, LLC	Revolver	10/16/2028	469	(9)
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	5,009	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	5/29/2026	$36,397	$(455)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/31/2029	39	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	159	—
Profile Products, LLC	Revolver	11/12/2027	353	—
Profile Products, LLC	Revolver	11/12/2027	386	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	8/8/2024	16,623	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	8/8/2024	333	—
PT Intermediate Holdings III LLC	Delayed Draw Term Loan	4/4/2026	4,855	(6)
Pye-Barker Fire & Safety LLC	Delayed Draw Term Loan	9/25/2025	8,516	—
Qualus Power Services Corp.	Delayed Draw Term Loan	1/26/2025	934	—
Qualus Power Services Corp.	Delayed Draw Term Loan	5/9/2026	83,209	—
Rally Buyer, Inc.	Revolver	7/19/2028	66	—
Recorded Future Inc	Delayed Draw Term Loan	6/28/2026	5,304	(53)
Recorded Future Inc	Revolver	6/28/2030	2,486	(25)
Redwood Services Group, LLC	Delayed Draw Term Loan	8/15/2025	73,181	—
Relativity ODA, LLC	Revolver	5/12/2027	2,966	—
RoadOne Inc	Revolver	12/30/2028	275	—
Safety Borrower Holdings LP	Revolver	9/1/2027	242	—
Sam Holding Co, Inc.	Revolver	3/24/2027	3,700	—
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/19/2024	5,050	—
Scorpio BidCo SAS	Delayed Draw Term Loan	4/3/2026	4,386	(95)
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	252	—
SG Acquisition Inc	Revolver	4/3/2030	8,301	—
Skopima Consilio Parent LLC	Revolver	5/14/2026	4,200	(27)
Smile Doctors, LLC	Delayed Draw Term Loan	12/23/2028	1,609	—
Smile Doctors, LLC	Revolver	12/23/2027	1,233	(31)
SpecialtyCare, Inc.	Revolver	6/18/2026	614	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	371	(2)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	4/24/2026	745	—
Spectrum Safety Solution Purchaser, LLC	Equity	7/1/2031	5,287	—
Spectrum Safety Solution Purchaser, LLC	Term Loan	7/1/2031	75,721	—
Spectrum Safety Solution Purchaser, LLC	Delayed Draw Term Loan	7/1/2026	16,005	—
Spectrum Safety Solution Purchaser, LLC	Revolver	7/1/2030	15,885	—
STV Group, Inc.	Delayed Draw Term Loan	3/20/2026	6,976	(70)
STV Group, Inc.	Revolver	3/20/2031	4,535	—
Tennessee Bidco Limited	Term Loan	7/1/2031	16,778	—
Tennessee Bidco Limited	Delayed Draw Term Loan	7/1/2026	33,860	—
The Fertility Partners, Inc.	Revolver	9/16/2027	1,060	(13)
The GI Alliance Management, LLC	Delayed Draw Term Loan	3/1/2026	46,071	(461)
The Hiller Companies LLC	Delayed Draw Term Loan	6/20/2026	2,267	—
The Hiller Companies LLC	Revolver	6/20/2030	1,384	—
Trader Corp.	Revolver	12/22/2028	727	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	12/31/2024	325	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2028	7,269	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	12/31/2024	9,572	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/20/2025	1,277	—
Triple Lift, Inc.	Revolver	5/6/2028	4,747	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	28,019	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	20,901	—
UMP Holdings, LLC	Delayed Draw Term Loan	7/13/2024	440	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Unified Physician Management, LLC	Revolver	6/18/2029	$241	$—
Unified Physician Management, LLC	Delayed Draw Term Loan	3/25/2026	22,616	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	12/31/2024	39,833	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	3,735	—
West Monroe Partners, LLC	Revolver	11/9/2027	1,155	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	17	—
World Insurance Associates, LLC	Delayed Draw Term Loan	4/3/2028	47,025	(470)
World Insurance Associates, LLC	Revolver	4/3/2028	2,939	—
WPEngine, Inc.	Revolver	8/14/2029	6,667	(200)
Zendesk Inc	Revolver	11/3/2028	169	(3)
Zendesk Inc	Delayed Draw Term Loan	11/22/2028	361	(5)
Zeus, LLC	Revolver	2/8/2030	3,426	(17)
Zeus, LLC	Delayed Draw Term Loan	2/27/2026	4,568	(34)
			$1,746,190	$(5,926)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of June 30, 2024 was 0.50%.
(10)The interest rate floor on these investments as of June 30, 2024 was 0.75%.
(11)The interest rate floor on these investments as of June 30, 2024 was 1.00%.
(12)The interest rate floor on these investments as of June 30, 2024 was 1.25%.
(13)The interest rate floor on these investments as of June 30, 2024 was 1.50%.
(14)The interest rate floor on these investments as of June 30, 2024 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2024
(in thousands)
(Unaudited)
(16)Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2024, the Company’s non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of June 30, 2024	Dividend and Interest Income
Non-controlled/Affiliated Investments
Blackstone Donegal Holdings LP	$5,790	$—	$—	$937	$—	$6,727	$—
Material Holdings, LLC	—	20,443	—	201	—	20,644	110
Material Holdings, LLC	—	4,968	—	(1,931)	—	3,037	27
Material+ Holding Company, LLC	—	—	—	—	—	—	—
Total	$5,790	$25,411	$—	$(793)	$—	$30,408	$137
(17)Loan, or a portion of loan as noted, was on non-accrual status as of June 30, 2024. As of June 30, 2024, $23.5 million of the cost and $15.4 million of fair value of WHCG Purchaser III, Inc. is considered to be on non-accrual status.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
The accompanying notes are an integral part of these condensed consolidated financial statements.
ADDITIONAL INFORMATION

Interest Rate Swaps
Counterparty	Hedged Instrument	Company Receives	Company Pays	Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation) (1)
Sumitomo Mitsui Banking Corporation	November 2027 Notes	5.88%	SOFR + 1.38%	11/15/2027	$400,000	$2,015	$—	$2,015
Total Interest Rate Swaps						$2,015	$—	$2,015
(1)For interest rates swaps designated in qualifying hedge relationships, the change in fair value is recorded in Interest expense in the Condensed Consolidated Statements of Operations.

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
On October 28, 2021, the Company priced its initial public offering (“IPO”), and the Company's common shares of beneficial interest (“Common Shares”) began trading on the New York Stock Exchange (“NYSE”). See “Note 9. Net Assets” for further details.
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
The Company consolidated the results of the Company’s wholly-owned subsidiaries which are considered to be investment companies. As of June 30, 2024 and December 31, 2023, the Company's consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”), BGSL Big Sky Funding LLC (“Big Sky Funding”), BGSL Investments LLC (“BGSL Investments”), BXSL Associates GP (Lux) S.à r.l, BXSL Direct Lending (Lux) SCSp, BXSL C-1 LLC, and BXSL C-2 Funding LLC.
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
The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship, and therefore the change in fair value of the hedging instrument and hedged item are recorded in Interest expense and recognized as components of Interest expense in the Condensed Consolidated Statements of Operations. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and six months ended June 30, 2024, the Company recorded $0.4 million and $2.3 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and six months ended June 30, 2023, the Company recorded $13.0 million and $13.4 million, respectively, in non-recurring interest income.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
For the three and six months ended June 30, 2024, the Company incurred $3.4 million and $6.8 million, respectively, of U.S. federal excise tax. For the three and six months ended June 30, 2023, the Company incurred $5.0 million and $7.6 million, respectively, of U.S. federal excise tax.
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
The Company pays the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee is borne by the shareholders. The initial term of the Investment Advisory Agreement was two years from October 1, 2018, and on May 6, 2020 and May 6, 2021, it was renewed and approved by the Board, including a majority of trustees who are not parties to the Investment Advisory Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) (the “Independent Trustees”), for a one-year period. On October 18, 2021, the Board approved the amended and restated Investment Advisory Agreement. Unless earlier terminated, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board and by the vote of a majority of the Independent Trustees. The Investment Advisory Agreement was most recently renewed and approved by the Board, including a majority of the Independent Trustees, on May 1, 2024 for a one-year period ending on May 31, 2025.

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
For the three and six months ended June 30, 2024, base management fees were $28.1 million and $54.1 million, respectively. For the three and six months ended June 30, 2023, base management fees were $24.3 million and $49.0 million, respectively, of which $6.1 million and $12.2 million, respectively, were waived. The Waiver Period ended on October 28, 2023.
As of June 30, 2024 and December 31, 2023, $28.1 million and $23.0 million, respectively, was payable to the Adviser relating to management fees.
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
For the three and six months ended June 30, 2024, the Company accrued income based incentive fees of $37.4 million and $73.2 million, respectively. For the three and six months ended June 30, 2023, the Company accrued income based incentive fees of $34.5 million and $64.9 million, respectively, of which $4.9 million and $9.3 million, respectively, were waived. The Waiver Period ended on October 28, 2023.
As of June 30, 2024 and December 31, 2023, $37.4 million and $34.4 million, respectively, was payable to the Adviser for income based incentive fees.
For the three and six months ended June 30, 2024, the Company accrued capital gains incentive fees of $3.1 million and $6.3 million, respectively. For the three and six months ended June 30, 2023, the Company reversed previously accrued capital gains incentive fee of $(3.9) million and $(5.5) million, respectively.

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
For providing these services, the Company will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals (including information technology professionals) at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three and six months ended June 30, 2024 and 2023.
For the three and six months ended June 30, 2024, the Company incurred $0.8 million and $1.4 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2023, the Company incurred $0.7 million and $1.1 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations.
As of June 30, 2024 and December 31, 2023, $0.9 million and $1.1 million, respectively, was unpaid and included in Due to affiliates in the Condensed Consolidated Statements of Assets and Liabilities.
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
The Expense Support Agreement terminated by its own terms on October 28, 2021. The Company’s obligation to make Reimbursement Payments survived the termination of the Expense Support Agreement and may be made for a period of up to three years, in accordance with the terms of the Expense Support Agreement. The Company’s obligation to make a Reimbursement Payment becomes a liability of the Company on the last business day of the applicable calendar quarter. As of June 30, 2024 and 2023, there were no amounts subject to the Reimbursement Payment obligation.
As of June 30, 2024 and 2023, there were no unreimbursed Expense Payments remaining. For the three and six months ended June 30, 2024 and 2023, the Adviser made no Expense Payments and the Company made no Reimbursement Payments related to Expense Payments by the Adviser.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$11,208,575	$11,141,918	98.6%	$9,817,402	$9,722,061	98.5%
Second lien debt	44,076	41,985	0.4	43,347	41,515	0.4
Unsecured debt	12,148	12,278	0.1	9,930	9,924	0.1
Equity	65,670	97,616	0.9	63,480	94,940	1.0
Total	$11,330,469	$11,293,797	100.0%	$9,934,159	$9,868,440	100.0%
The industry composition of investments at fair value was as follows:

	June 30, 2024	December 31, 2023
Aerospace & Defense	5.0%	5.2%
Air Freight & Logistics	3.6	4.2
Auto Components (1)	0.0	—
Building Products	2.8	3.2
Chemicals	0.4	0.1
Commercial Services & Supplies	7.1	7.8
Construction & Engineering	0.5	0.5
Containers & Packaging	0.2	0.2
Distributors	5.1	5.7
Diversified Consumer Services	4.0	3.9
Diversified Financial Services	1.3	1.4
Diversified Telecommunication Services	1.2	1.4
Electrical Equipment	0.4	1.1

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	June 30, 2024	December 31, 2023
Electronic Equipment, Instruments & Components	1.1%	1.3%
Electric Utilities	0.6	0.6
Energy Equipment & Services	0.2	0.4
Ground Transportation	—	0.2
Health Care Equipment & Supplies	0.7	0.6
Health Care Providers & Services	10.5	10.7
Health Care Technology	4.9	5.1
Industrial Conglomerates	0.1	0.1
Insurance	5.5	5.4
Internet & Direct Marketing Retail	2.8	3.2
IT Services	4.3	2.9
Machinery (1)(2)	0.0	0.0
Marine	0.5	0.3
Media	0.6	0.1
Oil, Gas & Consumable Fuels	0.9	1.0
Paper & Forest Products	0.1	0.1
Pharmaceuticals	0.2	0.2
Professional Services	8.9	7.8
Real Estate Management & Development	0.9	0.9
Software	18.4	17.4
Specialty Retail	1.5	1.7
Technology Hardware, Storage & Peripherals	0.7	0.8
Trading Companies & Distributors	1.2	0.5
Transportation Infrastructure	3.8	4.0
Total	100.0%	100.0%
(1)Amount rounds to less than 0.1% as of June 30, 2024
(2)Amount rounds to less than 0.1% as of December 31, 2023.
The geographic composition of investments at cost and fair value was as follows:

	June 30, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$10,439,866	$10,411,725	92.2%	193.0%
Canada	283,618	287,155	2.5	5.3
Bermuda/Cayman Islands	436	569	0.0	0.0
Europe	605,908	593,697	5.3	11.0
Asia	641	651	0.0	0.0
Total	$11,330,469	$11,293,797	100.0%	209.3%

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
As of June 30, 2024 and December 31, 2023, two borrowers (across four loans) and one borrower (two loans) in the portfolio were on non-accrual status, respectively.
As of June 30, 2024 and December 31, 2023, on a fair value basis, 99.8% and 99.9%, respectively, of our performing debt investments bore interest at a floating rate and 0.2% and 0.1%, respectively, of our performing debt investments bore interest at a fixed rate.
Note 5. Fair Value Measurements
The following tables present the fair value hierarchy of financial instruments:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$165,951	$10,975,967	$11,141,918
Second lien debt	—	—	41,985	41,985
Unsecured debt	—	—	12,278	12,278
Equity	—	—	97,616	97,616
Total	$—	$165,951	$11,127,846	$11,293,797

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$157,858	$9,564,203	$9,722,061
Second lien debt	—	—	41,515	41,515
Unsecured debt	—	—	9,924	9,924
Equity	—	—	94,940	94,940
Total	$—	$157,858	$9,710,582	$9,868,440

Within Investments at fair value, substantially all Equity investments are illiquid and privately negotiated in nature and are subject to contractual sale constraints or other restrictions pursuant to their respective governing or similar agreements.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total Investments
Fair value, beginning of period	$10,178,311	$41,515	$11,859	$98,680	$10,330,365
Purchases of investments	906,014	501	413	3	906,931
Proceeds from principal repayments and sales of investments	(87,920)	—	—	—	(87,920)
Accretion of discount/(amortization of premium)	9,227	23	11	—	9,261
Net realized gain (loss)	195	—	—	—	195
Net change in unrealized appreciation (depreciation)	21,574	(54)	(5)	(1,067)	20,448
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	(51,434)	—	—	—	(51,434)
Fair value, end of period	$10,975,967	$41,985	$12,278	$97,616	$11,127,846
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2024 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$21,185	$(54)	$(5)	$(1,067)	$20,059

	Six Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total Investments
Fair value, beginning of period	$9,564,203	$41,515	$9,924	$94,940	$9,710,582
Purchases of investments	1,639,580	681	2,198	2,190	1,644,649
Proceeds from principal repayments and sales of investments	(272,398)	—	—	—	(272,398)
Accretion of discount/(amortization of premium)	18,538	48	20	—	18,606
Net realized gain (loss)	623	—	—	—	623
Net change in unrealized appreciation (depreciation)	26,223	(259)	136	486	26,586
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	(802)	—	—	—	(802)
Fair value, end of period	$10,975,967	$41,985	$12,278	$97,616	$11,127,846
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2024 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$28,769	$(259)	$130	$486	$29,126

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	Three Months Ended June 30, 2023
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$9,225,290	$46,678	$154,521	$9,426,489
Purchases of investments	129,728	425	—	130,153
Proceeds from principal repayments and sales of investments	(414,400)	(7,351)	(43,850)	(465,601)
Accretion of discount/(amortization of premium)	20,635	35	—	20,670
Net realized gain (loss)	(7,972)	(49)	7,212	(809)
Net change in unrealized appreciation (depreciation)	(18,512)	348	(7,716)	(25,880)
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—
Fair value, end of period	$8,934,769	$40,086	$110,167	$9,085,022
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2023 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(13,715)	$205	$(7,716)	$(21,226)

	Six Months Ended June 30, 2023
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$9,275,511	$46,336	$150,949	$9,472,796
Purchases of investments	242,609	836	—	243,445
Proceeds from principal repayments and sales of investments	(483,996)	(7,350)	(43,849)	(535,195)
Accretion of discount/(amortization of premium)	28,945	70	—	29,015
Net realized gain (loss)	(7,925)	(49)	7,212	(762)
Net change in unrealized appreciation (depreciation)	(33,374)	243	(4,145)	(37,276)
Transfers into Level 3 (1)	4,938	—	—	4,938
Transfers out of Level 3 (1)	(91,939)	—	—	(91,939)
Fair value, end of period	$8,934,769	$40,086	$110,167	$9,085,022
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2023 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(33,078)	$31	$(4,145)	$(37,192)
(1)For the three and six months ended June 30, 2024 and 2023, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.

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

	June 30, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$10,892,028	Yield Analysis	Discount Rate	7.83%	30.50%	10.31%
	76,835	Asset Recoverability	Market Multiple	8.00x	11.50x	10.02x
	7,104	Market Quotations	Broker quoted price	99.75	99.75	99.75
	10,975,967
Investments in second lien debt	41,985	Yield Analysis	Discount Rate	9.63%	15.28%	13.01%
Investments in unsecured debt	12,278	Yield Analysis	Discount Rate	12.87%	13.96%	13.82%
Investments in equity	63,574	Market Approach	Performance Multiple	6.44x	30.00x	12.18x
	27,210	Option Pricing Model	Expected Volatility	32.00%	55.00%	44.10%
	6,832	Yield Analysis	Discount Rate	11.88%	17.94%	14.43%
	97,616
Total	$11,127,846

	December 31, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$9,533,700	Yield Analysis	Discount Rate	7.68%	30.89%	10.31%
	30,503	Asset Recoverability	Market Multiple	10.50x	10.50x	10.50x
	9,564,203
Investments in second lien debt	41,515	Yield Analysis	Discount Rate	10.18%	14.38%	12.69%
Investments in unsecured debt	9,924	Yield Analysis	Discount Rate	14.90%	14.90%	14.90%
Investments in equity	60,007	Market Approach	Performance Multiple	6.40x	30.00x	11.47x
	28,531	Option Pricing Model	Expected Volatility	32.00%	55.00%	42.86%
	6,402	Yield Analysis	Discount Rate	10.75%	17.92%	14.17%
	94,940
Total	$9,710,582
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
Financial Instruments Not Carried at Fair Value
Debt
The fair value of the Company’s SPV Financing Facilities (as defined in Note 7) and Revolving Credit Facility (as defined in Note 7), as of June 30, 2024 and December 31, 2023, approximates their carrying value as the credit facilities have variable interest based on selected short-term rates. These financial instruments would be categorized as Level 3 within the hierarchy.
The following table presents the fair value measurements of the Company's Unsecured Notes (as defined in Note 7) had they been accounted for at fair value. These financial instruments would be categorized as Level 3 within the hierarchy as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
	Fair Value	Fair Value
2026 Notes	$768,048	$763,085
New 2026 Notes	648,214	643,814
2027 Notes	587,191	583,633
2028 Notes	570,187	561,129
November 2027 Notes	397,260	—
Total	$2,970,900	$2,551,661
Other
As of June 30, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value. These financial instruments would be categorized as Level 3 within the hierarchy.
Note 6. Derivatives
The Company enters into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate risk exposures.
The fair value of interest rate derivative contracts are included within Derivative assets at fair value and Derivative liabilities at fair value, respectively, in the Condensed Consolidated Statements of Assets and Liabilities.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments as of June 30, 2024:

	June 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Interest rate swaps	$—	$2,015	$—	$2,015	$400,000
Total Derivative assets at fair value	$—	$2,015	$—	$2,015	$400,000
Cash collateral received				$—

Derivative Liabilities
Interest rate swaps	$—	$—	$—	$—	$—
Total Derivative liabilities at fair value	$—	$—	$—	$—	$—
Cash collateral posted				$1,770

In the table above:
•The fair value of derivative assets and derivative liabilities is presented on a gross basis.
•The notional amount represents the absolute value amount of all outstanding derivative contracts.
•All interest rate swaps are designated in fair value hedge relationships.
The Company held no derivative financial instruments as of December 31, 2023.

Hedging
The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship.
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three and six month periods ended June 30, 2024 and June 30, 2023, respectively.
For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item are recorded in Interest expense and recognized as components of Interest expense in the Condensed Consolidated Statements of Operations.

	For the Three months ended June 30,		For the Six months ended June 30,
	2024	2023	2024	2023
Interest rate swaps	$2,015	$—	$2,015	$—
Hedged items	(1,432)	—	(1,432)	—

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The table below presents the carrying value of unsecured borrowings as of June 30, 2024 and December 31, 2023 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	June 30, 2024		December 31, 2023
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured notes	$394,417	$1,432	$—	$—

Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On September 25, 2018, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of June 30, 2024 and December 31, 2023, the Company’s asset coverage was 188.3% and 200.3%, respectively.
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
As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.
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
The maximum commitment amount of the Jackson Hole Funding Facility as of June 30, 2024 was $500.0 million. The Jackson Hole Funding Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Jackson Hole Funding Facility to up to $900.0 million. Proceeds from borrowings under the Jackson Hole Funding Facility may be used to fund portfolio investments by Jackson Hole Funding and to make advances under delayed draw term loans where Jackson Hole Funding is a lender. The period during which Jackson Hole Funding may make borrowings under the Jackson Hole Funding Facility expires on November 28, 2025 and the Jackson Hole Funding Facility is scheduled to mature on May 17, 2027.
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
Big Sky Funding Facility
On December 10, 2019, Big Sky Funding, the Company’s wholly-owned subsidiary, entered into a senior secured revolving credit facility (which was subsequently amended on December 30, 2020, September 30, 2021, amended and restated on June 29, 2022, amended on March 30, 2023, amended on June 25, 2024 and as further amended from time to time, the “Big Sky Funding Facility”) with Bank of America, N.A. (“Bank of America”). Bank of America serves as administrative agent, Wells Fargo serves as collateral administrator and the Company serves as manager under the Big Sky Funding Facility.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Revolving Credit Facility
On June 15, 2020, the Company entered into a senior secured revolving credit facility (which was most recently amended on June 12, 2024, and as further amended from time to time, the “Revolving Credit Facility”) with Citibank, N.A. (“Citi”) serving as administrative agent and collateral agent.
The Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. A portion of the Revolving Credit Facility consists of funded term loans in the aggregate principal amount of $385.0 million and the Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $175.0 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries in the ordinary course of business. Availability of the revolver under the Revolving Credit Facility will terminate on June 28, 2027 (other than with respect to the foreign currency commitments of certain lenders in the amount of $200.0 million, which expire on June 28, 2026) and all amounts outstanding under the Revolving Credit Facility must be repaid by June 28, 2028 (other than with respect to the foreign currency commitments of certain lenders in the amount of $200.0 million, which mature on June 28, 2027) pursuant to an amortization schedule.
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
As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
On August 6, 2024, the Revolving Credit Facility was amended. See “Note 12. Subsequent Events” for further detail on the amendment.
Unsecured Notes
The Company issued unsecured notes, as further described below: 2026 Notes, New 2026 Notes, 2027 Notes, 2028 Notes and November 2027 Notes (each as defined below) which are collectively referred to herein as the “Unsecured Notes”.

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
As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.
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
November 2027 Notes
On May 20, 2024, the Company issued $400.0 million in aggregate principal amount of its 5.875% notes due 2027 (the “November 2027 Notes”) pursuant to a supplemental indenture, dated as of May 20, 2024 (and together with the Base Indenture, the “November 2027 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
The November 2027 Notes will mature on November 15, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the November 2027 Notes Indenture. The November 2027 Notes bear interest at a rate of 5.875% per year payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2024. The November 2027 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the November 2027 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
In connection with the November 2027 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the November 2027 Notes in a qualifying hedge accounting relationship.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Company’s outstanding debt obligations were as follows:

	June 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unamortized Debt Issuance Costs	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility (3)	$500,000	$399,874	$399,874	$—	$100,126	$100,126
Breckenridge Funding Facility	1,025,000	768,350	768,350	—	256,650	256,650
Big Sky Funding Facility	500,000	400,000	400,000	—	100,000	100,000
Revolving Credit Facility (4)	1,775,000	1,343,492	1,343,492	—	431,508	431,508
2026 Notes	800,000	800,000	797,236	2,764	—	—
New 2026 Notes	700,000	700,000	696,088	3,912	—	—
2027 Notes	650,000	650,000	642,782	7,218	—	—
2028 Notes	650,000	650,000	642,022	7,978	—	—
November 2027 Notes (5)	400,000	400,000	394,417	7,015	—	—
Total	$7,000,000	$6,111,716	$6,084,261	$28,887	$888,284	$888,284
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in U.S. dollars (USD) or certain other permitted currencies. As of June 30, 2024, the Company had no borrowings denominated in currencies other than USD.
(4)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of June 30, 2024, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 12.0 million
•Euros (EUR) 191.1 million
•British Pounds (GBP) 185.1 million
•Australian Dollar (AUD) 1.0 million
(5)Carrying value is inclusive of adjustment for the change in fair value of effective hedge relationship.

	December 31, 2023
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unamortized Debt Issuance Costs	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility (3)	$500,000	$233,019	$233,019	$—	$266,981	$266,981
Breckenridge Funding Facility	1,025,000	741,700	741,700	—	283,300	283,300
Big Sky Funding Facility	500,000	480,906	480,906	—	19,094	19,094
Revolving Credit Facility (4)	1,775,000	682,258	682,258	—	1,092,742	1,092,662
2026 Notes	800,000	800,000	796,343	3,657	—	—
New 2026 Notes	700,000	700,000	695,206	4,794	—	—
2027 Notes	650,000	650,000	641,412	8,588	—	—
2028 Notes	650,000	650,000	641,086	8,914	—	—
Total	$6,600,000	$4,937,883	$4,911,930	$25,953	$1,662,117	$1,662,037
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
As of June 30, 2024 and December 31, 2023, $43.5 million and $38.7 million, respectively, of interest expense and $0.8 million and $1.2 million, respectively, of unused commitment fees were included in interest payable. For the three and six months ended June 30, 2024, the weighted average interest rate (including unused fees and accretion of net discounts on unsecured debt) on all borrowings outstanding was 5.26% and 5.18%, respectively. For the three and six months ended June 30, 2023, the weighted average interest rate (including unused fees and accretion of net discounts on unsecured debt) on all borrowings outstanding was 4.84% and 4.80%, respectively.
For the three and six months ended June 30, 2024, the weighted average all-in cost of debt (including unused fees, accretion of net discounts on unsecured debt, amortization of deferred financing costs) was 5.38% and 5.31%, respectively. For the three and six months ended June 30, 2023, the weighted average all-in cost of debt (including unused fees, accretion of net discounts on unsecured debt, and amortization of deferred financing costs) was 4.96% and 4.91%, respectively.
For the three and six months ended June 30, 2024, the average principal debt outstanding was $5,798.8 million and $5,422.5 million, respectively. For the three and six months ended June 30, 2023, the average principal debt outstanding was $5,377.6 million and $5,497.8 million, respectively.
The components of interest expense were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Borrowing interest expense	$74,511	$61,128	$135,676	$123,253
Facility unused fees	927	1,108	2,743	2,037
Amortization of deferred financing costs	1,705	1,334	3,403	2,459
Amortization of original issue discount and debt issuance costs	2,281	2,578	4,321	5,127
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(2,015)	—	(2,015)	—
Hedged items	1,432	—	1,432	—
Total Interest Expense	$78,841	$66,148	$145,560	$132,876
Cash paid for interest expense	$61,034	$37,501	$133,658	$126,014
Note 8. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2024 and December 31, 2023, the Company had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate amount of $1,746.2 million and $985.9 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of June 30, 2024 and December 31, 2023, the Company estimates that $260.6 million and $221.3 million, respectively, of investments that were committed but not yet funded.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At June 30, 2024 and December 31, 2023, management is not aware of any material pending legal proceedings.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 9. Net Assets
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
As of June 30, 2024, the Company is party to six separate equity distribution agreements with sales agents (“Equity Distribution Agreements”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $500.0 million of its Common Shares. Sales of Common Shares made pursuant to the Equity Distribution Agreements may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415(a)(5) under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of the Company’s Common Shares, the Company’s capital needs, and the Company’s determination of the appropriate sources of funding to meet such needs. As of June 30, 2024, Common Shares with an aggregate sales price of $309.0 million remained available for issuance under the Equity Distribution Agreements.
The following table summarizes the total Common Shares issued and proceeds received, for the three months ended June 30, 2024, through the “at-the-market” offering program (dollars in thousands except share and per share amounts):

Issuances of Common Shares	Number of Common Shares Issued	Gross Proceeds	Placement Fees/Offering Expenses	Net Proceeds (2)	Average Share Price (1)
“At-the-market” Offering	6,333,768	$190,966	$831	$190,135	$30.02
(1)Represents the net offering price per share after deducting placement fees and commissions and offering expenses.
(2)The Company received $1.9 million of proceeds subsequent to June 30, 2024 on July 1, 2024. The amount was recorded as Receivable for shares sold in the Condensed Consolidated Statement of Assets and Liabilities.
The following table summarizes the total Common Shares issued and proceeds received, for the six months ended June 30, 2024, through the “at-the-market” offering program (dollars in thousands except share and per share amounts):

Issuances of Common Shares	Number of Common Shares Issued	Gross Proceeds	Placement Fees/Offering Expenses	Net Proceeds (2)	Average Share Price (1)
“At-the-market” Offering	12,219,314	$353,693	$1,535	$352,158	$28.82
(1)Represents the net offering price per share after deducting placement fees and commissions and offering expenses.
(2)The Company received $1.9 million of proceeds subsequent to June 30, 2024 on July 1, 2024. The amount was recorded as Receivable for shares sold in the Condensed Consolidated Statement of Assets and Liabilities.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table summarizes the total Common Shares issued and proceeds received, for the three and six months ended June 30, 2023, through the “at-the-market” offering program (dollars in thousands except share and per share amounts). No Common Shares were issued through the “at-the-market” offering program during the three months ended March 31, 2023.

Issuances of Common Shares	Number of Common Shares Issued	Gross Proceeds	Placement Fees/Offering Expenses	Net Proceeds (2)	Average Share Price (1)
“At-the-market” Offering	4,632,768	$125,339	$68	$125,271	$27.04
(1)Represents the net offering price per share after deducting placement fees and commissions and offering expenses.
(2)The Company received $0.3 million of proceeds subsequent to June 30, 2023 on July 5, 2023. The amount was recorded as Receivable for shares sold in the Condensed Consolidated Statement of Assets and Liabilities.
Distributions
The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2024 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 28, 2024	March 31, 2024	April 26, 2024	$0.7700	$147,743
May 8, 2024	June 30, 2024	July 26, 2024	0.7700	152,706
Total distributions			$1.5400	$300,449
The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2023 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 27, 2023	March 31, 2023	April 27, 2023	$0.7000	$112,400
May 10, 2023	June 30, 2023	July 27, 2023	0.7000	115,783
Total distributions			$1.4000	$228,183
Dividend Reinvestment
The Company has adopted the DRIP, pursuant to which it reinvests all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash. As a result, if the Board and the Company declares a cash dividend or other distribution, then the Company’s shareholders who have not opted out of its dividend reinvestment plan will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Starting from the consummation of the IPO, the number of shares to be issued to a shareholder is determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the market price per common share at the close of regular trading on the NYSE on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed NAV per share, the Company will issue shares at the greater of (i) the most recently computed NAV per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed NAV per share). For example, if the most recently computed NAV per share is $25.00 and the market price on the payment date of a cash dividend is $24.00 per share, the Company will issue shares at $24.00 per share. If the most recently computed NAV per share is $25.00 and the market price on the payment date of a cash dividend is $27.00 per share, the Company will issue shares at $25.65 per share (95% of the current market price). If the most recently computed NAV per share is $25.00 and the market price on the payment date of a cash dividend is $26.00 per share, the Company will issue shares at $25.00 per share.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Pursuant to our dividend reinvestment plan, the following table summarizes the amounts and shares issued to shareholders who have not opted out of the Company’s DRIP during the six months ended June 30, 2024 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 26, 2024	$5,614	206,465
April 26, 2024	$5,293	173,614
Total distributions	$10,907	380,079
The following table summarizes the amounts and shares issued to shareholders who have not opted out of the Company's DRIP during the six months ended June 30, 2023 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 31, 2023	$5,132	208,510
April 27, 2023	$5,439	213,130
Total distributions	$10,571	421,640
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
For the three and six months ended June 30, 2024 and 2023, the Company did not repurchase any of its shares under the 10b-18 Plan.
Note 10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net increase (decrease) in net assets resulting from operations	$196,186	$144,850	$379,941	$283,648
Weighted average shares outstanding (basic and diluted)	193,908,352	161,079,263	192,254,100	160,792,160
Earnings (loss) per common share (basic and diluted)	$1.01	$0.90	$1.98	$1.76

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 11. Financial Highlights and Senior Securities
The following are the financial highlights for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Per Share Data (1):
Net asset value, beginning of period	$26.66	$25.93
Net investment income	1.76	1.99
Net change in unrealized and realized gain (loss)	0.21	(0.22)
Net increase (decrease) in net assets resulting from operations	1.97	1.77
Distributions declared (2)	(1.54)	(1.40)
Net increase (decrease) in net assets from capital share transactions	0.10	—
Total increase (decrease) in net assets	0.53	0.37
Net asset value, end of period	$27.19	$26.30
Shares outstanding, end of period	198,381,800	165,417,269
Total return based on NAV (3)	7.3%	6.9%
Total return based on market value (4)	16.8%	29.1%
Ratios:
Ratio of net expenses to average net assets (5)	11.1%	11.5%
Ratio of net investment income to average net assets (5)	12.9%	14.6%
Portfolio turnover rate	2.6%	2.3%
Supplemental Data:
Net assets, end of period	$5,394,573	$4,350,271
Asset coverage ratio	188.3%	186.9%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9).
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
(5)Amounts are annualized except for expense support amounts relating to organizational costs and management fee and income based incentive fee waivers by the Adviser (refer to Note 3). For the six months ended June 30, 2024 and 2023, the ratio of total operating expenses to average net assets was 11.1% and 12.0%, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser which represented 0.0% and (0.5)%, respectively, of average net assets. The Waiver Period ended on October 28, 2023.
The following is information about the Company’s senior securities as of the dates indicated in the below table:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Facility (5)
June 30, 2024	$—	$—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	119,752	2,151	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Jackson Hole Funding Facility
June 30, 2024	$399,874	$1,883	—	N/A
December 31, 2023	233,019	2,003	—	N/A
December 31, 2022	360,019	1,748	—	N/A
December 31, 2021	361,007	1,802	—	N/A
December 31, 2020	362,316	2,300	—	N/A
December 31, 2019	514,151	2,151	—	N/A
December 31, 2018	120,000	2,278	—	N/A
Breckenridge Funding Facility
June 30, 2024	768,350	1,883	—	N/A
December 31, 2023	741,700	2,003	—	N/A
December 31, 2022	825,000	1,748	—	N/A
December 31, 2021	568,680	1,802	—	N/A
December 31, 2020	569,000	2,300	—	N/A
December 31, 2019	820,311	2,151	—	N/A
December 31, 2018	65,000	2,278	—	N/A
Big Sky Funding facility
June 30, 2024	400,000	1,883	—	N/A
December 31, 2023	480,906	2,003	—	N/A
December 31, 2022	499,606	1,748	—	N/A
December 31, 2021	499,606	1,802	—	N/A
December 31, 2020	200,346	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
Revolving Credit Facility
June 30, 2024	1,343,492	1,883	—	N/A
December 31, 2023	682,258	2,003	—	N/A
December 31, 2022	678,378	1,748	—	N/A
December 31, 2021	915,035	1,802	—	N/A
December 31, 2020	182,901	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2023 Notes (6)
June 30, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	400,000	1,748	—	N/A
December 31, 2021	400,000	1,802	—	N/A
December 31, 2020	400,000	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
2026 Notes
June 30, 2024	$800,000	$1,883	—	N/A
December 31, 2023	800,000	2,003	—	N/A
December 31, 2022	800,000	1,748	—	N/A
December 31, 2021	800,000	1,802	—	N/A
December 31, 2020	800,000	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
New 2026 Notes
June 30, 2024	700,000	1,883	—	N/A
December 31, 2023	700,000	2,003	—	N/A
December 31, 2022	700,000	1,748	—	N/A
December 31, 2021	700,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2027 Notes
June 30, 2024	650,000	1,883	—	N/A
December 31, 2023	650,000	2,003	—	N/A
December 31, 2022	650,000	1,748	—	N/A
December 31, 2021	650,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2028 Notes
June 30, 2024	650,000	1,883	—	N/A
December 31, 2023	650,000	2,003	—	N/A
December 31, 2022	650,000	1,748	—	N/A
December 31, 2021	650,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
November 2027 Notes
June 30, 2024	400,000	1,883	—	N/A
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the condensed consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the condensed consolidated financial statements as of June 30, 2024, except as discussed below.
On August 7, 2024, the Board declared a distribution of $0.77 per share to shareholders of record as of September 30, 2024, which is payable on or about October 25, 2024.
Revolving Credit Facility Amendment
On August 6, 2024, the Company entered into an amendment (the “Revolver Amendment”) to the Revolving Credit Facility, which will become effective on or around August 12, 2024, subject to the satisfaction of certain conditions including the making of specified payments, among the Company, as borrower, each of the lenders from time to time party thereto and Citibank, N.A., as administrative agent. The Revolver Amendment provides for, among other things, (a) increasing the aggregate committed principal from $1.775 billion to $2.075 billion, which is comprised of (i) revolving commitments in an aggregate amount of $1.6865 billion and (ii) funded term loans in an aggregate principal amount of $388.5 million, (b) an extension of the period during which the Company may make borrowings on the Revolving Credit Facility from June 2027 to August 2028 (other than with respect to the revolving commitments of certain lenders in the amount of $200.0 million, which expire on June 28, 2026), (c) an extension of the scheduled maturity date of the Revolving Credit Facility from June 2028 to August 2029 (other than with respect to the revolving commitments of certain lenders in the amount of $200.0 million, which mature on June 28, 2027), (d) resetting the minimum shareholders’ equity test, (e) adding a step down of the interest for the borrowings under the Revolving Credit Facility (other than with respect to borrowings of certain lenders with revolving commitments in the amount of $200.0 million) to (i) for loans for which the Company elects the base rate option, the alternate base rate plus (A) if the gross borrowing base is equal to or greater than 2.0 times the combined revolving debt amount, 0.525%, (B) if the gross borrowing base is less than 2.0 times and is equal to or greater than 1.6 times the combined revolving debt amount, 0.650% or (C) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.775%, and (ii) for all other loans, the applicable benchmark rate for the related Interest Period for such Borrowing plus (A) if the gross borrowing base is equal to or greater than 2.0 times the combined revolving debt amount, 1.525%, (B) if the gross borrowing base is less than 2.0 times and is equal to or greater than 1.6 times the combined revolving debt amount, 1.650% or (C) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.775% and (f) decreasing the unused fee for the revolving commitments (other than with respect to the revolving commitments of certain lenders in the amount of $200.0 million) from 0.375% to 0.325%.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “Item 1. Financial Statements” hereto and “Part II, Item 8-Consolidated Financial Statement and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2023, as updated from time to time by the Company's periodic filings with the SEC. This discussion contains forward-looking statements and involves numerous risks, uncertainties, and other factors outside of the Company’s control including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as updated from time to time by the Company's periodic filings with the SEC.
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
From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, Administrator or such affiliates thereof for any such amounts. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three and six months ended June 30, 2024 and 2023. However, the Administrator may seek reimbursement for such costs in future periods. All of the foregoing expenses will ultimately be borne by our shareholders.
Costs and expenses of the Administrator and the Adviser that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.

Portfolio and Investment Activity
For the three months ended June 30, 2024, we made $1,286.9 million aggregate principal amount of new investment commitments (including $442.3 million of which remained unfunded as of June 30, 2024), $1,286.9 million of which was first lien debt and less than $0.1 million of which was equity.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended June 30,
	2024	2023
Investments:
Total investments, beginning of period	$10,496,753	$9,669,106
New investments purchased	890,601	116,888
Payment-in-kind interest capitalized	22,717	11,827
Net accretion of discount on investments	9,627	21,055
Net realized gain (loss) on investments	195	(813)
Investments sold or repaid	(89,424)	(464,777)
Total investments, end of period	$11,330,469	$9,353,286
Amount of investments funded at principal:
First lien debt	$902,786	$118,564
Equity	3	—
Total	$902,789	$118,564
Proceeds from investments sold or repaid:
First lien debt	$(89,424)	$(413,576)
Second lien debt	—	(7,351)
Equity	—	(43,850)
Total	$(89,424)	$(464,777)
Number of new investments in new portfolio companies	23	1
Average new investment commitment amount	$27,357	$18,052
Weighted average yield of new investments	10.9%	12.0%
Weighted average yield on investments fully sold or paid down	11.7%	11.3%

	June 30, 2024	December 31, 2023
Number of portfolio companies	231	196
Weighted average yield on debt and income producing investments, at amortized cost (1)(2)	11.6%	11.8%
Weighted average yield on debt and income producing investments, at fair value(1)(2)	11.6%	12.0%
Average loan to value (LTV) (3)	47.4%	48.2%
Percentage of debt investments bearing a floating rate (6)	99.8%	99.9%
Percentage of debt investments bearing a fixed rate (6)	0.2%	0.1%
Percentage of assets on non-accrual, at amortized cost (4)(5)	0.3%	0.0%
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
(2)As of June 30, 2024 and December 31, 2023, the weighted average total portfolio yield at cost was 11.5% and 11.8%, respectively. The weighted average total portfolio yield at fair value was 11.5% and 11.8%, respectively.
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

(5)As a percentage of total amortized cost of investments. Assets on non-accrual represented 0.2% and less than 0.1% of total fair value of investments as of June 30, 2024 and December 31, 2023, respectively.
(6)As a percentage of total fair value of debt investments. As of June 30, 2024 and December 31, 2023, debt investments bearing a floating rate represented 98.8% and 98.9% , respectively, of total investment at fair value.
As of June 30, 2024, our portfolio companies had a weighted average annual revenue of $773.4 million and weighted average annual EBITDA of $206.2 million. These calculations include all private debt investments for which fair value is determined by the Board of Trustees in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
For additional information on our investments, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 4. Investments.”
Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total investment income	$327,064	$290,365	$631,024	$555,303
Net expenses before excise tax	150,545	113,901	285,307	227,042
Net investment income before excise tax	176,519	176,464	345,717	328,261
Excise tax expense	3,421	4,979	6,771	7,601
Net investment income after excise tax	173,098	171,485	338,946	320,660
Net change in unrealized appreciation (depreciation)	21,085	(37,493)	32,850	(52,037)
Net realized gain (loss)	2,003	10,858	8,145	15,025
Net increase (decrease) in net assets resulting from operations	$196,186	$144,850	$379,941	$283,648
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$302,828	$273,914	$586,092	$528,135
Payment-in-kind interest income	22,876	11,275	43,338	21,116
Dividend income	189	159	189	159
Fee income	1,171	5,017	1,405	5,893
Total investment income	$327,064	$290,365	$631,024	$555,303
Total investment income increased to $327.1 million for the three months ended June 30, 2024, an increase of $36.7 million, or 13%, compared to the same period in the prior year. This was primarily attributable to an increase in the average investments at fair value. Average investments at fair value increased by 15% to $10,866.5 million during the three months ended June 30, 2024 compared to $9,457.4 million during the three months ended June 30, 2023.

Additionally, for the three months ended June 30, 2024, we recorded $0.4 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $13.0 million for the same period in the prior year, primarily as a result of decreased prepayments. For the three months ended June 30, 2024 and 2023, Payment-in-kind interest income represented 7.0% and 3.9% of total investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.
Total investment income increased to $631.0 million for the six months ended June 30, 2024, an increase of $75.7 million, or 14%, compared to the same period in the prior year. This was primarily attributable to an increase in the average investments at fair value. Average investments at fair value increased by 11% to $10,533.8 million during the six months ended June 30, 2024 compared to $9,510.7 million during the six months ended June 30, 2023.
Additionally, for the six months ended June 30, 2024, we recorded $2.3 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $13.4 million for the same period in the prior year, primarily as a result of decreased prepayments. For the six months ended June 30, 2024 and 2023, Payment-in-kind interest income represented 6.9% and 3.8% of total investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.
While elevated interest rates have favorably impacted our investment income during the three and six months ended June 30, 2024, further interest rate increases and the resulting higher cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate increases occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and/or our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.
Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense	$78,841	$66,148	$145,560	$132,876
Management fees	28,094	24,276	54,134	48,972
Income based incentive fees	37,380	34,493	73,225	64,886
Capital gains incentive fees	3,122	(3,949)	6,256	(5,506)
Professional fees	1,069	1,019	2,020	2,207
Board of Trustees’ fees	289	236	511	461
Administrative service expenses	765	675	1,442	1,054
Other general and administrative	985	2,000	2,159	3,605
Total expenses before excise tax	150,545	124,898	285,307	248,555
Management fees waived	—	(6,069)	—	(12,243)
Incentive fees waived	—	(4,928)	—	(9,270)
Net expenses before excise tax	150,545	113,901	285,307	227,042
Net investment income before excise tax	176,519	176,464	345,717	328,261
Excise tax expense	3,421	4,979	6,771	7,601
Net investment income after excise tax	$173,098	$171,485	$338,946	$320,660

Interest Expense
Total interest expense was $78.8 million for the three months ended June 30, 2024, an increase of $12.7 million and 19% from the same period in the prior year. This was primarily driven by an increase in our weighted average interest rate on our borrowings relative to the prior period and an increase in our average principal of debt outstanding. Our weighted average interest rate (including unused fees, accretion of net discounts on unsecured debt, and excluding amortization of deferred financing costs) increased to 5.26% for the three months ended June 30, 2024 from 4.84% for the same period in the prior year. The average principal of debt outstanding increased to $5,798.8 million for the three months ended June 30, 2024 from $5,377.6 million for the same period in the prior year.
Total interest expense was $145.6 million for the six months ended June 30, 2024, an increase of $12.7 million and 10% from the same period in the prior year. This was primarily driven by an increase in our weighted average interest rate on our borrowings relative to the prior period. Our weighted average interest rate (including unused fees, accretion of net discounts on unsecured debt, and excluding amortization of deferred financing costs) increased to 5.18% for the six months ended June 30, 2024 from 4.80% for the same period in the prior year. The average principal of debt outstanding decreased to $5,422.5 million for the six months ended June 30, 2024 from $5,497.8 million for the same period in the prior year.
Management Fees
Management fees increased to $28.1 million for the three months ended June 30, 2024, an increase of $3.8 million, or 16%, compared to the same period in the prior year, due to an increase in average quarter end gross assets. For the three months ended June 30, 2024, our average quarter end gross assets increased to $11,237.7 million, from $9,710.2 million for the three months ended June 30, 2023.
The Adviser voluntarily waived management fees following the IPO such that the management fee remained at 0.75% for a period of two years following the IPO (versus the contractual rate of 1.00%), which resulted in a waiver of $6.1 million for the three months ended June 30, 2023. The Waiver Period ended on October 28, 2023.
Management fees increased to $54.1 million for the six months ended June 30, 2024, an increase of $5.2 million, or 11%, compared to the same period in the prior year, due to an increase in average quarter end gross assets. For the six months ended June 30, 2024, our average quarter end gross assets increased to $10,870.0 million from $9,776.5 million for the six months ended June 30, 2023.
The Adviser voluntarily waived management fees following the IPO such that the management fee remained at 0.75% for a period of two years following the IPO (versus the contractual rate of 1.00%), which resulted in a waiver of $12.2 million for the six months ended June 30, 2023. The Waiver Period ended on October 28, 2023.
Income Based Incentive Fees
Income based incentive fees increased to $37.4 million for the three months ended June 30, 2024 from $34.5 million for the same period in the prior year primarily due to an increase in pre-incentive fee net investment income. Pre-incentive fee net investment income increased to $213.6 million for the three months ended June 30, 2024 from $197.1 million for the same period in the prior year.
The Adviser voluntarily waived incentive fees following the IPO such that the fee remained at 15.0% for a period of two years following the IPO (versus the contractual rate of 17.5%), which resulted in a waiver of $4.9 million for the three months ended June 30, 2023. The Waiver Period ended on October 28, 2023.
Income based incentive fees increased to $73.2 million for the six months ended June 30, 2024 from $64.9 million for the same period in the prior year primarily due to an increase in pre-incentive fee net investment income. Pre-incentive fee net investment income increased to $418.4 million for the six months ended June 30, 2024 from $370.8 million for the same period in the prior year.
The Adviser voluntarily waived incentive fees following the IPO such that the fee remained at 15.0% for a period of two years following the IPO (versus the contractual rate of 17.5%), which resulted in a waiver of $9.3 million for the six months ended June 30, 2023. The Waiver Period ended on October 28, 2023.

Capital Gains Incentive Fees
We accrued capital gains incentive fees of $3.1 million for the three months ended June 30, 2024, as compared to the reversal of the previously accrued capital gains incentive fees of $(3.9) million for the three months ended June 30, 2023 primarily due to net unrealized gains for the three months ended June 30, 2024 compared to net unrealized losses during the same period in the prior year.
We accrued capital gains incentive fees of $6.3 million for the six months ended June 30, 2024, as compared to the reversal of the previously accrued capital gains incentive fees of $(5.5) million for the six months ended June 30, 2023 primarily due to net unrealized gains for the six months ended June 30, 2024 compared to net unrealized losses during the same period in the prior year.
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
Total other expenses decreased to $3.1 million for the three months ended June 30, 2024 from $3.9 million for the same period in the prior year primarily due to a decrease in Other General and Administrative expenses.
Total other expenses decreased to $6.1 million for the six months ended June 30, 2024 from $7.3 million for the same period in the prior year primarily due to a decrease in Other General and Administrative expenses.
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
For the three months ended June 30, 2024 and 2023, we accrued $3.4 million and $5.0 million, respectively, of U.S. federal excise tax.
For the six months ended June 30, 2024 and 2023, we accrued $6.8 million and $7.6 million, respectively, of U.S. federal excise tax.

Net Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net change in unrealized gain (loss) on investments	$20,961	$(37,270)	$32,747	$(48,673)
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	124	(223)	103	(3,364)
Net change in unrealized gain (loss)	$21,085	$(37,493)	$32,850	$(52,037)

For the three months ended June 30, 2024, the net change in unrealized gains of $21.1 million was primarily driven by the increase in the fair value of our debt investments. The fair value of our debt investments as a percentage of principal increased by 0.3%, during the three months ended June 30, 2024 driven primarily by improved portfolio company fundamentals and economic outlook.

For the six months ended June 30, 2024, the net change in unrealized gains of $32.9 million was primarily driven by the increase in the fair value of our debt investments. The fair value of our debt investments as a percentage of principal increased by 0.6%, during the six months ended June 30, 2024 driven primarily by improved portfolio company fundamentals and economic outlook.

Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net realized gain (loss) on investments	$195	$(813)	$623	$(4,299)
Net realized gain (loss) on foreign currency transactions	1,808	11,671	7,522	19,324
Net realized gain (loss)	$2,003	$10,858	$8,145	$15,025
For the three and six months ended June 30, 2024, we recognized realized gains on investments of $0.2 million and $0.7 million, respectively. For the three and six months ended June 30, 2024, we recognized realized losses on investments of less than $0.1 million and $0.1 million, respectively.
Net realized gains of $1.8 million and $7.5 million were generated on foreign currency transactions during the three and six months ended June 30, 2024, respectively, primarily as a result of fluctuations in the GBP and EUR exchange rates vs. USD.

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
As of June 30, 2024 and December 31, 2023, our debt consisted of asset based leverage facilities, a revolving credit facility, and unsecured note issuances. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2024 and December 31, 2023, we had an aggregate amount of $6,111.7 million and $4,937.9 million of senior securities outstanding, respectively, and our asset coverage ratio was 188.3% and 200.3%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. From time to time we may also repurchase our outstanding debt. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.
Cash and cash equivalents as of June 30, 2024, taken together with our $888.3 million of unused capacity under our credit facilities (subject to borrowing base availability, $888.3 million is available to borrow) is expected to be sufficient for our investing activities and to conduct our operations in the near term. Additionally, we held $166.0 million of Level 2 debt investments as of June 30, 2024, which could provide additional liquidity if necessary.
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
As of June 30, 2024, we had $291.3 million in cash and cash equivalents. During the six months ended June 30, 2024, cash used in operating activities was $1,104.7 million, primarily due to purchases of investments of $1,609.8 million partially offset by sales of investments and principal repayments of $276.1 million and receipt of interest payments from our investments. Cash provided by financing activities was $1,241.1 million during the period, which was primarily as a result of net borrowings on our credit facilities and Unsecured Notes of $1,171.8 million and $350.2 million of proceeds from the issuance of our Common Shares partially offset by dividends paid in cash of $279.9 million.

Equity
We also access liquidity through our “at-the-market” offering program (the “ATM Program”), pursuant to which we may sell, from time to time, additional Common Shares. On March 28, 2024, we filed a new prospectus supplement under which we may sell up to an aggregate sales price of $500.0 million of our Common Shares as part of the ATM Program. During the three and six months ended June 30, 2024, we sold Common Shares for net proceeds of $190.1 million and $352.2 million, respectively, through our ATM Program. As of June 30, 2024, $309.0 million of Common Shares were available for issuance under the ATM Program.
For additional information on our ATM Program, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 9. Net Assets.”
Distributions
The following table summarizes our distributions declared and payable for the six months ended June 30, 2024 (dollar amounts in thousands, except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 28, 2024	March 31, 2024	April 26, 2024	$0.7700	$147,743
May 8, 2024	June 30, 2024	July 26, 2024	$0.7700	$152,706
Total distributions			$1.5400	$300,449
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
For additional information on our distributions and dividend reinvestment plan, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 9. Net Assets.”
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
We did not repurchase any of our shares under the 10b-18 Plan for the three and six months ended June 30, 2024.
For additional information on our share repurchases, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 9. Net Assets.”
Borrowings
As of June 30, 2024 and December 31, 2023, we had an aggregate principal amount of $6,111.7 million and $4,937.9 million, respectively, of debt outstanding.
For additional information on our debt obligations, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 7. Borrowings.”

Interest Rate Swaps
We use interest rate swaps to mitigate interest rate risk associated with our fixed rate liabilities, and have designated certain interest rate swaps to be in a hedge accounting relationship.
See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 2. Significant Accounting Policies—Derivative Instruments” and “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements— Note 6. Derivatives” for additional disclosure regarding our derivative instruments designated in a hedge accounting relationship.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2024 and December 31, 2023, we had unfunded commitments, including delayed draw term loans and revolvers with an aggregate principal amount of $1,746.2 million and $985.9 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of June 30, 2024 and December 31, 2023, we estimate that $260.6 million and $221.3 million, respectively, of investments were committed but not yet funded.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At June 30, 2024, management is not aware of any material pending legal proceedings.
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
See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”

Recent Developments
Macroeconomic Environment
The six months ended June 30, 2024 have been characterized by continued volatility in global markets, driven by investor concerns over inflation, elevated interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions, including the wars in Ukraine and Russia and in the Middle East. Recent events affecting financial institutions also contributed to volatility in global markets and diminished liquidity and credit availability.
During 2023 and throughout the first half of 2024, inflation began to moderate as a result of the monetary policy tightening actions taken by central banks, including maintaining elevated interest rates. These higher interest rates have created further uncertainty for the economy and for our borrowers. Although our business model is such that elevated interest rates will, all else being equal, correlate to increases in our net income, further increases in interest rates may adversely affect our existing borrowers and lead to nonperformance, as higher costs may dampen consumer spending and slow corporate profit growth, which may negatively impact our portfolio companies as they may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Therefore, during these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. It remains difficult to predict the full impact of recent changes and any future changes with respect to interest rates or inflation.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Uncertainty with respect to the economic conditions has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks. We are subject to financial market risks, including valuation risk and interest rate risk. Our exposure to valuation risk has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
As of June 30, 2024, 99.8% of our debt investments based on fair value in our portfolio were at floating rates. Based on our consolidated balance sheet as of June 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$339,050	$(99,500)	$239,550
Up 200 basis points	226,034	(66,334)	159,700
Up 100 basis points	113,017	(33,167)	79,850
Down 100 basis points	(113,017)	33,167	(79,850)
Down 200 basis points	(226,034)	66,334	(159,700)
(1)Excludes the impact of incentive fees. See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions” for further information.
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
None.
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
Revolving Credit Facility Amendment
On August 6, 2024, the Company entered into an amendment (the “Revolver Amendment”) to the Revolving Credit Facility, which will become effective on or around August 12, 2024, subject to the satisfaction of certain conditions including the making of specified payments, among the Company, as borrower, each of the lenders from time to time party thereto and Citibank, N.A., as administrative agent. The Revolver Amendment provides for, among other things, (a) increasing the aggregate committed principal from $1.775 billion to $2.075 billion, which is comprised of (i) revolving commitments in an aggregate amount of $1.6865 billion and (ii) funded term loans in an aggregate principal amount of $388.5 million, (b) an extension of the period during which the Company may make borrowings on the Revolving Credit Facility from June 2027 to August 2028 (other than with respect to the revolving commitments of certain lenders in the amount of $200.0 million, which expire on June 28, 2026), (c) an extension of the scheduled maturity date of the Revolving Credit Facility from June 2028 to August 2029 (other than with respect to the revolving commitments of certain lenders in the amount of $200.0 million, which mature on June 28, 2027), (d) resetting the minimum shareholders’ equity test, (e) adding a step down of the interest for the borrowings under the Revolving Credit Facility (other than with respect to borrowings of certain lenders with revolving commitments in the amount of $200.0 million) to (i) for loans for which the Company elects the base rate option, the alternate base rate plus (A) if the gross borrowing base is equal to or greater than 2.0 times the combined revolving debt amount, 0.525%, (B) if the gross borrowing base is less than 2.0 times and is equal to or greater than 1.6 times the combined revolving debt amount, 0.650% or (C) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.775%, and (ii) for all other loans, the applicable benchmark rate for the related Interest Period for such Borrowing plus (A) if the gross borrowing base is equal to or greater than 2.0 times the combined revolving debt amount, 1.525%, (B) if the gross borrowing base is less than 2.0 times and is equal to or greater than 1.6 times the combined revolving debt amount, 1.650% or (C) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.775% and (f) decreasing the unused fee for the revolving commitments (other than with respect to the revolving commitments of certain lenders in the amount of $200.0 million) from 0.375% to 0.325%.

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

4.1
Sixth Supplemental Indenture, dated as of May 20, 2024, relating to the 5.875% Notes due 2027, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 21, 2024).

4.2	Form of 5.875% Notes due 2027 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 21, 2024 and incorporated by reference).

10.1	Second Amendment to the Second Amended and Restated Credit Agreement, dated June 25, 2024, by and among Big Sky Funding, the lender parties thereto, and Bank of America, N.A.*

10.2
Amendment No. 2, dated June 12, 2024, to the Second Amended and Restated Senior Secured Credit Agreement dated June 28, 2022, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent.*

10.3
Amendment No. 3, dated August 6, 2024, to the Second Amended and Restated Senior Secured Credit Agreement dated June 28, 2022, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent.*

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

Blackstone Secured Lending Fund

Date:	August 7, 2024	/s/ Brad Marshall
Brad Marshall
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2024	/s/ Jonathan Bock
Jonathan Bock
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2024	/s/ Teddy Desloge
Teddy Desloge
Chief Financial Officer
(Principal Financial Officer)