Form 10-Q
period 2024-09-30
Blackstone Secured Lending Fund
filed 2024-11-12
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐   NO  ☒
As of November 11, 2024, the Registrant had 216,670,844 common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding.

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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 as updated by the Company's periodic filings with the United States Securities and Exchange Commission (the “SEC”). These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Blackstone Secured Lending Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $11,980,421 and $9,934,158 at September 30, 2024 and December 31, 2023, respectively)	$11,947,600	$9,862,650
Non-controlled/affiliated investments (cost of $26,101 and $1 at September 30, 2024 and December 31, 2023, respectively)	31,016	5,790
Total investments at fair value (cost of $12,006,522 and $9,934,159 at September 30, 2024 and December 31, 2023, respectively)	11,978,616	9,868,440
Cash and cash equivalents	194,177	154,857
Interest receivable from non-controlled/non-affiliated investments	111,476	93,576
Interest receivable from non-controlled/affiliated investments	9	—
Receivable from broker	1,770	—
Deferred financing costs	16,093	16,450
Receivable for investments	54,584	1,295
Receivable for shares sold	1,672	—
Derivative assets at fair value (Note 6)	13,169	—
Total assets	$12,371,566	$10,134,618
LIABILITIES
Debt (net of unamortized debt issuance costs of $26,300 and $25,953 at September 30, 2024 and December 31, 2023, respectively)	$6,389,094	$4,911,930
Payable for investments	5,029	8,566
Due to affiliates	11,414	8,925
Management fees payable (Note 3)	30,177	23,034
Income based incentive fees payable (Note 3)	38,163	34,373
Capital gains based incentive fees payable (Note 3)	264	—
Interest payable	23,871	39,880
Distribution payable (Note 9)	160,912	143,052
Accrued expenses and other liabilities	11,975	12,817
Total liabilities	6,670,899	5,182,577
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.001 par value (unlimited shares authorized; 209,034,336 and 185,782,408 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively)	209	186
Additional paid in capital	5,380,186	4,701,827
Distributable earnings (loss)	320,272	250,028
Total net assets	5,700,667	4,952,041
Total liabilities and net assets	$12,371,566	$10,134,618
NET ASSET VALUE PER SHARE	$27.27	$26.66
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$321,401	$272,464	$907,356	$800,599
Payment-in-kind interest income	20,530	10,689	63,868	31,805
Dividend income	11	213	200	373
Fee income	510	593	1,915	6,486
From non-controlled/affiliated investments:
Interest income	89	—	226	—
Payment-in-kind interest income	677	—	677	—
Total investment income	343,218	283,959	974,242	839,263
Expenses:
Interest expense	88,191	65,253	233,752	198,129
Management fees (Note 3)	30,177	24,219	84,312	73,190
Income based incentive fees (Note 3)	38,163	33,410	111,388	98,294
Capital gains based incentive fees (Note 3)	(5,992)	1,484	264	(4,022)
Professional fees	1,297	1,814	3,317	4,021
Board of Trustees’ fees	286	222	797	682
Administrative service expenses (Note 3)	525	544	1,966	1,598
Other general and administrative	740	2,062	2,899	5,669
Total expenses before excise tax	153,387	129,008	438,695	377,561
Management fees waived (Note 3)	—	(6,055)	—	(18,298)
Incentive fees waived (Note 3)	—	(4,773)	—	(14,043)
Net expenses before excise tax	153,387	118,180	438,695	345,220
Net investment income before excise tax	189,831	165,779	535,547	494,043
Excise tax expense	3,928	4,988	10,698	12,589
Net investment income after excise tax	185,903	160,791	524,849	481,454
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(16,794)	20,388	16,746	(14,830)
Non-controlled/affiliated investments	(81)	485	(874)	(12,970)
Translation of assets and liabilities in foreign currencies	(2,255)	(133)	(2,152)	(3,499)
Net change in unrealized appreciation (depreciation)	(19,130)	20,740	13,720	(31,299)
Net realized gain (loss):
Non-controlled/non-affiliated investments	(17,273)	(8,996)	(16,650)	(20,502)
Non-controlled/affiliated investments	—	—	—	7,207
Foreign currency transactions	2,164	(1,540)	9,686	17,783
Net realized gain (loss)	(15,109)	(10,536)	(6,964)	4,488
Net realized and change in unrealized gain (loss)	(34,239)	10,204	6,756	(26,811)
Net increase (decrease) in net assets resulting from operations	$151,664	$170,995	$531,605	$454,643
Net investment income per share (basic and diluted)	$0.91	$0.95	$2.68	$2.94
Earnings (loss) per share (basic and diluted)	$0.75	$1.01	$2.71	$2.77
Weighted average shares outstanding (basic and diluted)	203,419,337	169,843,500	196,003,012	163,842,428
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, June 30, 2024	$198	$5,064,855	$329,520	$5,394,573
Issuance of common shares, net of offering and underwriting costs	11	310,257	—	310,268
Reinvestment of dividends (1)	—	5,074	—	5,074
Net investment income	—	—	185,903	185,903
Net realized gain (loss)	—	—	(15,109)	(15,109)
Net change in unrealized appreciation (depreciation)	—	—	(19,130)	(19,130)
Dividends declared and payable from net investment income	—	—	(160,912)	(160,912)
Balance, September 30, 2024	$209	$5,380,186	$320,272	$5,700,667

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2023	$186	$4,701,827	$250,028	$4,952,041
Issuance of common shares, net of offering and underwriting costs	23	662,378	—	662,401
Reinvestment of dividends (1)	—	15,981	—	15,981
Net investment income	—	—	524,849	524,849
Net realized gain (loss)	—	—	(6,964)	(6,964)
Net change in unrealized appreciation (depreciation)	—	—	13,720	13,720
Dividends declared and payable from net investment income	—	—	(461,361)	(461,361)
Balance, September 30, 2024	$209	$5,380,186	$320,272	$5,700,667
(1)The par amount of the shares is less than 1,000 and rounds to zero.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, June 30, 2023	$165	$4,168,948	$181,158	$4,350,271
Issuance of common shares, net of offering and underwriting costs	8	210,238	—	210,246
Reinvestment of dividends (1)	—	4,635	—	4,635
Net investment income	—	—	160,791	160,791
Net realized gain (loss)	—	—	(10,536)	(10,536)
Net change in unrealized appreciation (depreciation)	—	—	20,740	20,740
Dividends declared and payable from net investment income	—	—	(133,552)	(133,552)
Balance, September 30, 2023	$173	$4,383,821	$218,601	$4,602,595

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2022	$160	$4,033,113	$125,693	$4,158,966
Issuance of common shares, net of offering and underwriting costs	11	335,504	—	335,515
Reinvestment of dividends	2	15,204	—	15,206
Net investment income	—	—	481,454	481,454
Net realized gain (loss)	—	—	4,488	4,488
Net change in unrealized appreciation (depreciation)	—	—	(31,299)	(31,299)
Dividends declared and payable from net investment income	—	—	(361,735)	(361,735)
Balance, September 30, 2023	$173	$4,383,821	$218,601	$4,602,595
(1)The par amount of the shares is less than 1,000 and rounds to zero.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Changes in Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$531,605	$454,643
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(15,872)	27,800
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	2,152	3,499
Net realized (gain) loss on investments	16,650	13,295
Payment-in-kind interest capitalized	(68,241)	(37,579)
Net accretion of discount and amortization of premium	(29,029)	(39,256)
Amortization of deferred financing costs	4,815	3,902
Amortization of original issue discount and debt issuance costs	6,908	7,272
Purchases of investments	(2,565,910)	(608,878)
Proceeds from sale of investments and principal repayments	574,167	779,177
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(17,900)	16,698
Interest receivable from non-controlled/affiliated investments	(9)	—
Receivable for investments	(53,289)	(11,426)
Receivable from broker	(1,770)	—
Payable for investments	(3,537)	(9,235)
Due to affiliates	2,489	(2,115)
Management fees payable	7,143	(431)
Income based incentive fees payable	3,790	3,864
Capital gains based incentive fees payable	264	(4,022)
Interest payable	(16,009)	(18,073)
Accrued expenses and other liabilities	(842)	7,625
Net cash provided by (used in) operating activities	(1,622,425)	586,760
Cash flows from financing activities:
Borrowings on debt	2,025,738	1,083,643
Repayments on debt	(588,500)	(1,688,530)
Deferred financing costs paid	(4,352)	(5,149)
Debt issuance costs paid	(1,070)	—
Dividends paid in cash	(427,520)	(309,862)
Proceeds from issuance of Common Shares, net of offering and underwriting costs	660,729	335,515
Net cash provided by (used in) financing activities	1,665,025	(584,383)
Net increase (decrease) in cash and cash equivalents	42,600	2,377
Effect of foreign exchange rate changes on cash and cash equivalents	(3,280)	12,135
Cash and cash equivalents, beginning of period	154,857	131,272
Cash and cash equivalents, end of period	$194,177	$145,784
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Changes in Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Supplemental information and non-cash activities:
Interest paid during the period	$237,732	$205,586
Distribution payable	160,912	133,552
Reinvestment of distributions during the period	15,981	15,206
Accrued but unpaid deferred financing costs	105	—
Accrued but unpaid debt issuance costs	500	—
Receivable for shares sold	1,672	—
Excise taxes paid	11,430	5,245
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt
First Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Aevex Holdings, LLC	(4)(5)(11)	SOFR +	6.00%	10.95%	4/30/2024	3/18/2026		$47,428	$47,060	$47,428	0.83%
Corfin Holdings, Inc.	(4)(10)	SOFR +	5.25%	10.61%	2/5/2020	12/31/2027		264,744	262,727	264,744	4.64
Frontgrade Technologies Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	10.10%	1/9/2023	1/9/2030		2,353	2,292	2,352	0.04
MAG DS Corp.	(11)	SOFR +	5.50%	10.20%	4/1/2020	4/1/2027		79,782	76,870	75,427	1.32
Magneto Components BuyCo, LLC	(4)(7)(10)	SOFR +	6.00%	10.60% (incl. 2.65% PIK)	12/5/2023	12/5/2030		33,320	32,397	33,237	0.58
Maverick Acquisition, Inc.	(4)(11)	SOFR +	6.25%	10.85%	6/1/2021	6/1/2027		18,456	18,289	14,488	0.25
TCFI AEVEX, LLC	(4)(11)	SOFR +	6.00%	10.95%	3/17/2020	3/18/2026		109,374	108,823	109,374	1.92
									548,458	547,050	9.58
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	11.26%	6/11/2021	6/11/2027		94,684	93,798	92,554	1.62
ENV Bidco AB	(4)(5)(6)(10)	SOFR +	5.75%	10.35%	7/19/2022	7/19/2029		1,006	989	1,006	0.02
ENV Bidco AB	(4)(5)(6)(7)(8)	E +	5.75%	9.10%	7/19/2022	7/19/2029	EUR	1,122	951	1,245	0.02
Livingston International, Inc.	(4)(6)(10)	SOFR +	5.50%	10.24%	8/13/2021	4/30/2027		124,449	123,238	121,649	2.13
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	11.50%	12/9/2019	12/9/2026		139,345	138,474	138,648	2.43
Mode Purchaser, Inc.	(4)(5)(11)	SOFR +	6.25%	11.50%	2/4/2022	2/5/2029		3,978	3,928	3,958	0.07
RoadOne Inc	(4)(5)(7)(11)	SOFR +	6.25%	11.10%	12/30/2022	12/30/2028		1,090	1,062	1,063	0.02
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	10.50%	12/13/2021	12/31/2028		30,093	29,730	27,760	0.49
SEKO Global Logistics Network, LLC	(4)(11)(17)	SOFR +	8.00%	12.95%	12/30/2020	12/30/2026		6,295	6,241	4,406	0.08
SEKO Global Logistics Network, LLC	(4)(5)(7)(11)(17)	SOFR +	8.00%	12.95%	12/30/2020	12/30/2026		545	542	321	0.01
SEKO Global Logistics Network, LLC	(4)(5)(11)(17)	E +	8.00%	11.38%	12/21/2021	12/30/2026	EUR	1,821	2,095	1,419	0.02
SEKO Global Logistics Network, LLC	(4)(5)(7)(11)	SOFR +	8.00%	12.95%	7/1/2024	12/30/2026		15	15	15	0.00
									401,063	394,044	6.91
Auto Components
Dellner Couplers Group AB	(5)(6)(8)	E +	5.50%	8.85%	6/20/2024	6/18/2029	EUR	1,000	1,059	1,115	0.02

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Building Products
Fencing Supply Group Acquisition, LLC	(4)(5)(11)	SOFR +	6.00%	10.95%	2/26/2021	2/26/2027	$53,151	$52,822	$52,353	0.92%
Jacuzzi Brands, LLC	(4)(5)(10)	SOFR +	6.00%	10.60%	2/25/2019	2/25/2027	11,318	11,249	10,300	0.18
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	10.60%	2/25/2019	2/25/2027	77,867	77,462	70,859	1.24
L&S Mechanical Acquisition, LLC	(4)(5)(10)	SOFR +	6.25%	11.55%	9/1/2021	9/1/2027	12,132	12,015	12,132	0.21
L&S Mechanical Acquisition, LLC	(4)(5)(10)	SOFR +	6.25%	11.55%	8/19/2024	9/1/2027	1,226	1,203	1,226	0.02
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	11.55%	4/5/2019	5/1/2026	120,392	120,194	119,188	2.09
Windows Acquisition Holdings, Inc.	(4)(5)(11)	SOFR +	6.50%	11.25% (incl. 10.03% PIK)	12/29/2020	12/29/2026	51,024	50,652	46,687	0.82
								325,597	312,745	5.48
Chemicals
DCG Acquisition Corp.	(4)(5)(7)(10)	SOFR +	4.75%	9.60%	6/13/2024	6/13/2031	35,505	35,080	35,239	0.62
Formulations Parent Corp.	(4)(7)(10)	SOFR +	5.75%	10.87%	11/15/2023	11/15/2030	8,529	8,355	8,429	0.15
								43,435	43,668	0.77
Commercial Services & Supplies
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	5.25%	9.25%	5/7/2021	5/7/2028	239,567	239,567	239,567	4.20
CFS Brands, LLC	(4)(7)(11)	SOFR +	5.75%	10.60%	10/2/2023	10/2/2030	123,728	121,242	123,666	2.17
FusionSite Midco, LLC	(4)(11)	SOFR +	5.75%	10.62%	11/17/2023	11/17/2029	25,786	25,290	25,786	0.45
FusionSite Midco, LLC	(4)(5)(11)	SOFR +	5.75%	11.29%	11/17/2023	11/17/2029	11,152	10,941	11,152	0.20
FusionSite Midco, LLC	(4)(5)(7)(11)	SOFR +	5.75%	10.49%	9/25/2024	11/17/2029	1,702	1,467	1,460	0.03
Gatekeeper Systems Inc	(4)(5)(7)(10)	SOFR +	5.00%	10.06%	8/27/2024	8/28/2030	44,559	43,682	43,668	0.77
Gatekeeper Systems Inc	(4)(5)(7)(10)	SOFR +	5.00%	10.06%	8/27/2024	8/28/2030	1,058	892	889	0.02
Gorilla Investor LLC	(4)(5)(10)	SOFR +	5.00%	9.60%	9/26/2024	9/30/2031	25,000	24,500	24,750	0.43
Iris Buyer, LLC	(4)(11)	SOFR +	6.25%	11.50%	10/2/2023	10/2/2030	25,517	24,916	25,517	0.45
Iris Buyer, LLC	(4)(5)(7)(11)	SOFR +	6.25%	10.85%	10/2/2023	10/2/2030	2,406	2,250	2,288	0.04
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	10.79%	12/15/2021	12/15/2027	4,006	3,963	4,006	0.07
Java Buyer, Inc.	(4)(5)(10)	SOFR +	5.75%	11.17%	12/15/2021	12/15/2027	2,810	2,786	2,810	0.05
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	10.45%	11/9/2023	12/15/2027	2,542	2,486	2,507	0.04
JSS Holdings, Inc.	(4)(10)	SOFR +	5.25%	10.10%	12/17/2020	12/17/2030	280,833	278,232	280,833	4.93
JSS Holdings, Inc.	(4)(5)(10)	SOFR +	5.25%	10.10%	12/29/2021	12/17/2030	4,850	4,806	4,850	0.09
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	5.00%	9.95%	12/10/2021	12/10/2027	7,788	7,688	7,752	0.14
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	10.85%	10/19/2021	10/19/2028	20,061	19,829	18,055	0.32
KPSKY Acquisition, Inc.	(4)(5)(10)(18)	SOFR +	5.50%	10.90%	10/19/2021	10/19/2028	2,310	2,284	2,079	0.04

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
Onex Baltimore Buyer, Inc.	(4)(11)(18)	SOFR +	5.00%	9.85%	12/1/2021	12/1/2027	$10,804	$10,688	$10,804	0.19%
Onex Baltimore Buyer, Inc.	(4)(5)(7)(11)(18)	SOFR +	5.00%	9.85%	12/1/2021	12/1/2027	14,780	14,554	14,780	0.26
Pye-Barker Fire & Safety, LLC	(4)(5)(10)	SOFR +	4.50%	9.10%	5/24/2024	5/24/2031	4,461	4,461	4,461	0.08
Pye-Barker Fire & Safety, LLC	(4)(5)(10)	SOFR +	4.50%	9.10%	5/24/2024	5/24/2031	13,816	13,751	13,747	0.24
The Hiller Companies, LLC	(4)(10)	SOFR +	5.00%	9.96%	6/20/2024	6/20/2030	8,234	8,156	8,152	0.14
The Hiller Companies, LLC	(4)(5)(7)(10)	SOFR +	5.00%	10.28%	6/20/2024	6/20/2030	452	426	427	0.01
Veregy Consolidated, Inc.	(11)	SOFR +	6.00%	11.51%	11/3/2020	11/2/2027	20,500	20,249	20,483	0.36
Water Holdings Acquisition LLC	(4)(5)(7)(10)	SOFR +	5.00%	10.25%	7/31/2024	7/31/2031	30,767	30,439	30,429	0.53
								919,545	924,918	16.25
Construction & Engineering
ASP Endeavor Acquisition, LLC	(4)(5)(9)	SOFR +	6.50%	11.87%	5/3/2021	5/3/2027	11,879	11,776	11,879	0.21
Consor Intermediate II, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.35%	5/10/2024	5/10/2031	4,402	4,332	4,355	0.08
COP Home Services TopCo IV, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	11.35%	6/9/2023	12/31/2027	37,425	36,490	37,256	0.65
Gannett Fleming Inc	(4)(5)(7)(10)	SOFR +	4.50%	9.67%	8/5/2024	8/5/2030	62,371	61,368	61,342	1.08
								113,966	114,832	2.02
Containers & Packaging
Ascend Buyer, LLC	(4)(10)	SOFR +	5.75%	10.50%	9/30/2021	9/30/2028	20,512	20,261	20,512	0.36
Ascend Buyer, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.50%	9/30/2021	9/30/2027	647	627	647	0.01
								20,888	21,159	0.37

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	5.50%	10.69%	12/10/2021	12/10/2028		$7,203	$7,117	$6,537	0.11%
BradyIFS Holdings, LLC	(4)(11)	SOFR +	6.00%	11.25%	10/31/2023	10/31/2029	90,899		89,360	90,899	1.59
BradyIFS Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.00%	11.06%	10/31/2023	10/31/2029	7,167		7,022	7,067	0.12
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	10.70%	11/1/2021	11/2/2026	166,930		165,655	161,505	2.83
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	6.25%	11.73%	12/31/2021	6/23/2028	4,863		4,806	4,437	0.08
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	6.50%	11.98%	11/1/2022	6/23/2028	1,554		1,524	1,430	0.03
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	6.25%	11.53%	12/31/2021	6/23/2028	1,566		1,554	1,429	0.03
NDC Acquisition Corp.	(4)(7)(8)	SOFR +	5.50%	10.20%	3/9/2021	3/9/2027	13,319		13,132	13,319	0.23
PT Intermediate Holdings III, LLC	(4)(9)	SOFR +	5.00%	10.33% (incl. 1.75% PIK)	4/9/2024	4/9/2030	60,651		60,514	60,651	1.06
PT Intermediate Holdings III, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.35%	4/9/2024	4/9/2030	517		512	511	0.01
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.85%	11/20/2018	5/13/2026	47,676		47,472	46,960	0.82
									398,668	394,745	6.91
Diversified Consumer Services
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	10.28%	7/19/2024	7/24/2030	4,637		4,547	4,544	0.08
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	10.05%	7/19/2024	7/24/2030	938		915	915	0.02
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	10.28%	7/19/2024	7/24/2030	286		226	224	0.00
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.75%	10.70%	4/30/2021	4/28/2028	61,557		60,874	61,249	1.07
BPPH2 Limited	(4)(5)(6)(8)	S +	6.87%	11.82%	3/16/2021	3/16/2028	GBP	26,300	35,900	35,162	0.62
BPPH2 Limited	(4)(5)(6)(8)	S +	6.25%	11.20%	6/17/2024	3/16/2028	GBP	5,343	6,687	7,144	0.13
BPPH2 Limited	(4)(5)(6)(10)	CA +	6.25%	10.78%	6/17/2024	3/16/2028	CAD	3,289	2,356	2,432	0.04
BPPH2 Limited	(4)(5)(6)(10)	SOFR +	6.25%	11.31%	6/17/2024	3/16/2028	1,709		1,669	1,709	0.03
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	10.88%	7/20/2021	7/20/2028	286,925		285,367	286,925	5.03
Caribou Bidco Ltd	(4)(6)(7)(8)	S +	5.00%	9.95%	7/2/2024	2/1/2029	GBP	35,275	44,761	46,662	0.82
Charger Debt Merger Sub, LLC	(4)(5)(10)	SOFR +	5.00%	10.25%	5/31/2024	5/31/2031	11,957		11,843	11,897	0.21
Charger Debt Merger Sub, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.75%	5/31/2024	5/31/2031	1,889		1,835	1,841	0.03
DTA Intermediate II Ltd.	(4)(12)	SOFR +	5.25%	9.89%	3/27/2024	3/27/2030	42,862		42,078	42,862	0.75
DTA Intermediate II Ltd.	(4)(5)(7)(11)	SOFR +	5.25%	10.56%	3/27/2024	3/27/2030	3,223		2,819	3,029	0.05

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services (continued)
Endeavor Schools Holdings, LLC	(4)(11)	SOFR +	6.25%	11.53%	7/18/2023	7/18/2029		$21,961	$21,523	$21,467	0.38%
Endeavor Schools Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	11.54%	7/18/2023	7/18/2029		4,042	3,903	3,895	0.07
Essential Services Holding Corp	(4)(5)(7)(10)	SOFR +	5.00%	10.29%	6/17/2024	6/17/2031		11,717	11,580	11,574	0.20
Go Car Wash Management Corp.	(4)(11)	SOFR +	6.25%	11.20%	10/12/2021	12/31/2026		22,331	22,117	22,164	0.39
									561,000	565,695	9.92
Diversified Telecommunication Services
Point Broadband Acquisition, LLC	(4)(7)(11)	SOFR +	5.50%	10.43%	10/1/2021	10/1/2028		124,139	122,365	123,684	2.17
Electric Utilities
Qualus Power Services Corp.	(4)(11)	SOFR +	5.25%	10.31%	3/26/2021	3/26/2027		32,861	32,534	32,697	0.57
Qualus Power Services Corp.	(4)(5)(7)(11)	SOFR +	5.25%	10.55%	7/27/2023	3/26/2027		40,794	39,360	39,811	0.70
									71,894	72,508	1.27
Electrical Equipment
Emergency Power Holdings, LLC	(4)(5)(7)(11)	SOFR +	4.75%	9.70%	8/17/2021	8/17/2030		46,077	45,522	45,931	0.81
IEM New Sub 2, LLC	(4)(7)(10)	SOFR +	4.75%	9.81%	8/8/2024	8/8/2030		58,361	57,411	57,387	1.01
									102,933	103,318	1.82
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	10.76%	12/23/2020	12/23/2026		77,542	76,966	71,532	1.25
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	10.70%	12/23/2020	12/23/2026		23,274	23,138	21,470	0.38
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	11.33%	12/23/2020	12/23/2026		6,279	6,251	5,792	0.10
Phoenix 1 Buyer Corp.	(4)(7)(10)	SOFR +	5.50%	10.63%	11/20/2023	11/20/2030		25,753	25,483	25,753	0.45
Spectrum Safety Solutions Purchaser, LLC	(4)(6)(7)(9)	SOFR +	5.00%	9.60%	7/1/2024	7/1/2031		61,064	59,837	59,822	1.05
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	5.00%	8.70%	7/1/2024	7/1/2031	EUR	15,078	15,958	16,532	0.29
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	5.00%	8.71%	7/1/2024	7/1/2030	EUR	2,010	2,159	2,204	0.04
									209,792	203,105	3.56

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Energy Equipment & Services
ISQ Hawkeye Holdco, Inc.	(4)(5)(10)	SOFR +	4.75%	9.63%	8/20/2024	8/20/2031		$982	$963	$982	0.02%
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	P +	3.75%	11.75%	8/20/2024	8/20/2030		8	6	7	0.00
LPW Group Holdings, Inc.	(4)(5)(7)(11)	SOFR +	6.00%	11.20%	3/15/2024	3/15/2031		26,796	26,056	26,313	0.46
									27,025	27,302	0.48
Financial Services
DM Intermediate Parent LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.60%	9/30/2024	9/30/2030		18,221	17,811	17,811	0.31
More Cowbell II, LLC	(4)(10)	SOFR +	5.00%	8.89%	9/1/2023	9/1/2030		7,937	7,769	7,937	0.14
More Cowbell II, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.44%	9/1/2023	9/1/2029		470	438	459	0.01
RFS Opco, LLC	(4)(9)	SOFR +	5.00%	9.60%	4/4/2024	4/4/2031		9,524	9,435	9,476	0.17
SelectQuote Inc.	(4)(5)(6)(10)	SOFR +	9.50%	14.45% (incl. 3.00% PIK)	2/29/2024	9/15/2025		72,403	72,286	65,163	1.14
									107,739	100,846	1.77
Ground Transportation
Channelside AcquisitionCo, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	10.00%	5/15/2024	5/15/2031		19,753	19,531	19,747	0.35
Channelside AcquisitionCo, Inc.	(4)(5)(7)(11)	SOFR +	4.75%	10.00%	5/15/2024	5/15/2029		847	819	847	0.01
									20,350	20,594	0.36
Health Care Equipment & Supplies
Bamboo US BidCo, LLC	(4)(5)(11)	SOFR +	6.75%	12.00% (incl. 3.38% PIK)	9/29/2023	9/30/2030		744	721	742	0.01
Bamboo US BidCo, LLC	(4)(5)(11)	E +	6.75%	10.39% (incl. 3.38% PIK)	9/29/2023	9/30/2030	EUR	352	363	392	0.01
CPI Buyer, LLC	(4)(10)	SOFR +	5.50%	10.82%	11/1/2021	11/1/2028		27,850	27,525	27,223	0.48
CPI Buyer, LLC	(4)(5)(10)	SOFR +	5.50%	10.82%	11/1/2021	11/1/2028		2,972	2,950	2,906	0.05
CPI Buyer, LLC	(4)(5)(7)(10)	SOFR +	5.50%	10.82%	5/23/2024	11/1/2028		1,113	1,070	1,016	0.02
GCX Corporation Buyer, LLC	(4)(5)(10)	SOFR +	5.50%	10.45%	9/13/2021	9/13/2027		21,340	21,130	20,807	0.36
GCX Corporation Buyer, LLC	(4)(5)(10)	SOFR +	5.50%	10.70%	9/13/2021	9/13/2027		5,404	5,358	5,269	0.09
Zeus, LLC	(4)(7)(10)	SOFR +	5.50%	10.10%	2/28/2024	2/28/2031		24,489	24,075	24,438	0.43
									83,192	82,793	1.45

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services
123Dentist, Inc.	(4)(5)(6)(7)(10)	CA +	5.00%	9.24%	8/10/2022	8/10/2029	CAD	2,136	$1,651	$1,800	0.03%
ACI Group Holdings, Inc.	(4)(5)(10)	SOFR +	5.50%	10.45%	7/7/2023	8/2/2028		$128,481	126,890	125,912	2.21
ACI Group Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.45%	8/2/2021	8/2/2027		5,205	5,096	4,974	0.09
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	11.66%	5/7/2021	5/7/2027		6,796	6,737	6,796	0.12
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.60%	5/7/2021	5/7/2027		1,629	1,617	1,629	0.03
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	10.68%	5/7/2021	5/7/2026		111	103	111	0.00
Amerivet Partners Management, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.75%	2/25/2022	2/25/2028		5,558	5,482	5,558	0.10
Canadian Hospital Specialties Ltd.	(4)(5)(6)(11)	CA +	4.50%	9.11%	4/15/2021	4/14/2028	CAD	29,401	23,321	21,413	0.38
Canadian Hospital Specialties Ltd.	(4)(5)(6)(7)(10)	CA +	4.50%	9.11%	4/15/2021	4/15/2027	CAD	2,520	1,383	1,823	0.03
CCBlue Bidco, Inc.	(4)(5)(10)	SOFR +	6.50%	11.21% PIK	12/21/2021	12/21/2028		11,637	11,510	10,096	0.18
Compsych Investments Corp	(4)(5)(7)(10)	SOFR +	4.75%	9.35%	7/22/2024	7/22/2031		12,124	12,057	12,055	0.21
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	11.01%	3/12/2021	4/3/2028		32,599	32,400	32,354	0.57
DCA Investment Holdings, LLC	(4)(5)(10)	SOFR +	6.50%	11.10%	12/28/2022	4/3/2028		988	978	980	0.02
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	11.35%	11/20/2018	10/4/2026		23,864	23,796	23,864	0.42
Imagine 360 LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.81%	9/18/2024	9/30/2028		17,198	17,001	16,999	0.30
Inception Fertility Ventures, LLC	(4)(7)(10)	SOFR +	5.50%	10.76%	4/29/2024	4/29/2030		44,670	44,625	44,546	0.78
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	9.71%	10/15/2020	10/15/2026		152,488	151,248	144,101	2.53
Kwol Acquisition, Inc.	(4)(5)(10)	SOFR +	6.25%	11.51%	12/8/2023	12/6/2029		6,570	6,428	6,570	0.12
Kwol Acquisition, Inc.	(4)(5)(7)(10)	SOFR +	6.25%	11.11%	12/8/2023	12/6/2029		112	93	112	0.00
MB2 Dental Solutions, LLC	(4)(10)	SOFR +	6.00%	10.85%	2/13/2024	2/13/2031		23,220	23,007	23,220	0.41
MB2 Dental Solutions, LLC	(4)(5)(7)(10)	SOFR +	6.00%	10.85%	2/13/2024	2/13/2031		1,321	1,266	1,288	0.02
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	10.85%	7/16/2021	7/16/2027		246,797	245,715	215,795	3.79

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
Odyssey Holding Company, LLC	(4)(11)(18)	SOFR +	5.75%	10.91%	11/20/2018	11/16/2026		$13,403	$13,366	$13,403	0.24%
Odyssey Holding Company, LLC	(4)(5)(11)	SOFR +	5.75%	10.91%	6/16/2020	11/16/2026		5,270	5,247	5,270	0.09
PPV Intermediate Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	10.81%	8/31/2022	8/31/2029		1,982	1,961	1,982	0.03
PPV Intermediate Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	10.94%	9/6/2023	8/31/2029		49	44	47	0.00
Smile Doctors, LLC	(4)(10)	SOFR +	5.90%	10.81%	6/9/2023	12/23/2028		10,775	10,624	10,559	0.19
Smile Doctors, LLC	(4)(5)(7)(10)	SOFR +	5.90%	10.81%	6/9/2023	12/23/2028		993	941	924	0.02
Snoopy Bidco, Inc.	(4)(10)	SOFR +	6.00%	11.28%	6/1/2021	6/1/2028		344,997	341,473	332,060	5.82
SpecialtyCare, Inc.	(4)(5)(11)	SOFR +	5.75%	11.34%	6/18/2021	6/18/2028		11,889	11,699	11,651	0.20
SpecialtyCare, Inc.	(4)(5)(7)(8)	SOFR +	4.00%	9.32%	6/18/2021	6/18/2026		434	423	434	0.01
SpecialtyCare, Inc.	(4)(5)(11)	SOFR +	5.75%	11.30%	6/18/2021	6/18/2028		103	102	101	0.00
Stepping Stones Healthcare Services, LLC	(4)(10)	SOFR +	5.00%	9.60%	12/30/2021	1/2/2029		2,706	2,675	2,692	0.05
Stepping Stones Healthcare Services, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.60%	4/25/2024	1/2/2029		74	65	67	0.00
The Fertility Partners, Inc.	(4)(5)(6)(10)	SOFR +	5.75%	10.72%	3/16/2022	3/16/2028		5,172	5,116	4,914	0.09
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	CA +	5.75%	10.29%	3/16/2022	3/16/2028	CAD	4,900	3,010	3,429	0.06
The GI Alliance Management, LLC	(4)(5)(11)	SOFR +	5.50%	10.45%	9/15/2022	9/15/2028		4,035	3,955	4,035	0.07
The GI Alliance Management, LLC	(4)(5)(11)	SOFR +	5.50%	10.77%	1/22/2024	9/15/2028		447	443	447	0.01
The GI Alliance Management, LLC	(4)(5)(11)	SOFR +	5.50%	10.71%	9/15/2022	9/15/2028		869	852	869	0.02
The GI Alliance Management, LLC	(4)(5)(7)(11)	SOFR +	5.50%	10.91%	3/7/2024	9/15/2028		6,155	5,699	6,155	0.11
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	11.04%	7/15/2022	7/15/2028		1,087	1,073	1,082	0.02
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	11.00%	7/15/2022	7/15/2028		1,491	1,475	1,484	0.03
Unified Women's Healthcare LP	(4)(5)(9)	SOFR +	5.25%	10.10%	6/16/2022	6/18/2029		2,086	2,086	2,086	0.04

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
Unified Women's Healthcare LP	(4)(5)(7)(9)	SOFR +	5.25%	10.36%	3/22/2024	6/18/2029	$7,946	$7,843	$7,861	0.14%
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	10.47%	11/18/2021	11/20/2028	37,021	36,646	37,021	0.65
US Oral Surgery Management Holdco, LLC	(4)(5)(10)	SOFR +	5.25%	10.69%	11/18/2021	11/20/2028	13,624	13,519	13,624	0.24
US Oral Surgery Management Holdco, LLC	(4)(5)(7)(10)	SOFR +	6.00%	11.12%	8/16/2023	11/20/2028	21,200	20,537	20,638	0.36
US Oral Surgery Management Holdco, LLC	(4)(5)(10)	SOFR +	6.50%	11.92%	12/5/2022	11/20/2028	2,076	2,076	2,076	0.04
WHCG Purchaser III Inc	(4)(5)(10)	SOFR +	6.50%	11.10% (incl. 5.55% PIK)	8/2/2024	6/30/2029	19,643	19,643	19,643	0.34
WHCG Purchaser III Inc	(4)(5)(7)(10)(17)		10.00%	10.00% PIK	8/2/2024	6/30/2030	15,748	6,354	6,354	0.11
								1,261,351	1,212,904	21.32
Health Care Technology
Caerus US 1, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	9.60%	5/25/2022	5/25/2029	9,812	9,682	9,812	0.17
Caerus US 1, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	9.60%	10/28/2022	5/25/2029	2,844	2,799	2,844	0.05
Caerus US 1, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.60%	10/28/2022	5/25/2029	141	138	138	0.00
Caerus US 1, Inc.	(4)(6)(8)	SOFR +	5.00%	9.60%	3/27/2024	5/25/2029	49,875	49,875	49,875	0.87
Caerus US 1, Inc.	(4)(5)(6)(7)(12)	SOFR +	5.00%	9.96%	5/25/2022	5/25/2029	603	585	603	0.01
Color Intermediate, LLC	(4)(5)(10)	SOFR +	4.75%	9.45%	7/2/2024	10/1/2029	20,008	19,648	20,008	0.35
Continental Buyer Inc	(4)(5)(7)(10)	SOFR +	5.25%	9.50%	4/2/2024	4/2/2031	18,460	18,115	18,365	0.32
CT Technologies Intermediate Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	10.06%	8/30/2024	8/30/2031	28,346	28,042	28,038	0.49
Edifecs, Inc.	(4)(10)	SOFR +	5.75%	10.35% (incl. 2.01% PIK)	9/10/2021	9/21/2026	13,575	13,466	13,575	0.24
Edifecs, Inc.	(4)(11)	SOFR +	5.75%	10.35% (incl. 2.01% PIK)	9/21/2020	9/21/2026	218,717	216,935	218,717	3.84
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	6.00%	10.75%	10/29/2021	10/29/2028	16,343	16,155	16,343	0.29
Healthcomp Holding Company, LLC	(4)(10)	SOFR +	6.25%	11.31% (incl. 3.00% PIK)	11/8/2023	11/8/2029	100,273	99,440	99,772	1.75
Kona Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	9.78%	7/23/2024	7/23/2031	1,045	1,032	1,031	0.02
Magic Bidco Inc	(4)(5)(6)(10)	SOFR +	5.75%	10.35%	7/1/2024	7/1/2030	20,160	19,677	19,656	0.34
Magic Bidco Inc	(4)(5)(6)(7)(10)	SOFR +	5.75%	10.41%	7/1/2024	7/1/2030	2,122	1,946	1,930	0.03
Neptune Holdings, Inc.	(4)(7)(10)	SOFR +	5.75%	10.35%	8/31/2023	8/31/2030	6,948	6,782	6,948	0.12

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Technology (continued)
Netsmart Technologies Inc	(4)(5)(7)(10)	SOFR +	5.20%	10.05% (incl. 2.70% PIK)	8/23/2024	8/23/2031		$32,594	$32,209	$32,202	0.56%
NMC Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	11.56%	3/1/2021	3/1/2028	71,173		70,132	71,173	1.25
NMC Crimson Holdings, Inc.	(4)(5)(10)	SOFR +	6.09%	11.35%	3/1/2021	3/1/2028	14,758		14,634	14,758	0.26
Project Ruby Ultimate Parent Corp.	(10)	SOFR +	3.25%	8.21%	3/10/2021	3/10/2028	8,310		8,290	8,308	0.15
Rocky MRA Acquisition Corp	(4)(5)(9)	SOFR +	5.75%	11.17%	4/1/2022	4/1/2028	9,277		9,180	9,277	0.16
									638,762	643,373	11.27
Insurance
Alera Group, Inc.	(4)(10)	SOFR +	5.25%	10.10%	9/30/2021	10/2/2028	3,638		3,617	3,638	0.06
Alera Group, Inc.	(4)(5)(7)(11)	SOFR +	5.75%	10.60%	11/17/2023	10/2/2028	392		388	392	0.01
Amerilife Holdings, LLC	(4)(5)(10)	SOFR +	5.00%	9.70%	6/17/2024	8/31/2029	2,661		2,622	2,661	0.05
Amerilife Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.70%	6/17/2024	8/31/2029	209		203	206	0.00
Amerilife Holdings, LLC	(4)(5)(13)	SOFR +	5.00%	9.70%	6/17/2024	8/31/2029	38		37	38	0.00
CFCo, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(17)(18)		0.00%	0.00%	9/11/2023	9/13/2038	9,566		1,397	0	0.00
Daylight Beta Parent, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(17)(18)		10.00%	10.00% PIK	9/11/2023	9/12/2033	5,503		5,557	1,355	0.02
Foundation Risk Partners Corp.	(4)(10)	SOFR +	5.25%	9.85%	10/29/2021	10/29/2030	14,470		14,358	14,470	0.25
Foundation Risk Partners Corp.	(4)(5)(10)	SOFR +	5.25%	9.85%	10/29/2021	10/29/2030	4,797		4,748	4,797	0.08
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	5.25%	9.85%	11/17/2023	10/29/2030	6,331		6,155	6,177	0.11
Galway Borrower, LLC	(4)(5)(10)	SOFR +	4.50%	9.10%	9/30/2021	9/29/2028	14,829		14,732	14,829	0.26
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	4.50%	9.14%	9/30/2021	9/29/2028	2,456		2,142	2,190	0.04
Gimlet Bidco GmbH	(4)(6)(8)	E +	5.75%	9.39%	4/15/2024	4/23/2031	EUR	30,620	31,854	33,574	0.59
Gimlet Bidco GmbH	(4)(6)(7)(8)	E +	5.75%	9.39%	4/15/2024	4/23/2031	EUR	2,268	2,243	2,754	0.05
Higginbotham Insurance Agency, Inc.	(4)(5)(6)(11)	SOFR +	4.50%	9.35%	7/3/2024	11/25/2028	4,988		4,983	4,988	0.09
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.85%	4/16/2021	4/14/2028	72,689		71,717	72,345	1.27
Integrity Marketing Acquisition LLC	(4)(5)(7)(10)	SOFR +	5.00%	10.08%	8/27/2024	8/25/2028	151,100		150,089	150,989	2.65
Paisley Bidco Ltd	(4)(5)(6)(7)(8)	S +	5.25%	10.20%	4/17/2024	4/18/2031	GBP	5,204	6,406	6,851	0.12
Paisley Bidco Ltd	(4)(5)(6)(8)	E +	5.25%	8.89%	4/17/2024	4/18/2031	EUR	3,420	3,629	3,769	0.07

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Patriot Growth Insurance Services, LLC.	(4)(5)(10)	SOFR +	5.00%	9.75%	10/14/2021	10/16/2028		$4,556	$4,518	$4,556	0.08%
Patriot Growth Insurance Services, LLC.	(4)(5)(7)(10)	SOFR +	5.75%	10.35%	11/17/2023	10/16/2028	1,867		1,831	1,818	0.03
Patriot Growth Insurance Services, LLC.	(4)(5)(7)(10)	SOFR +	5.00%	9.95%	10/14/2021	10/16/2028	78		72	69	0.00
SG Acquisition, Inc.	(4)(7)(10)	SOFR +	4.75%	10.07%	4/3/2024	4/3/2030	132,471		131,305	132,471	2.32
Shelf Bidco Ltd	(4)(5)(6)(10)(18)	SOFR +	6.19%	11.47%	12/3/2022	1/3/2030	5,041		4,926	5,041	0.09
Sparta UK Bidco Ltd	(4)(5)(6)(7)(8)	S +	6.00%	10.95%	9/25/2024	9/25/2031	GBP	12,449	16,367	16,311	0.29
Tennessee Bidco Limited	(4)(5)(6)(8)	SOFR +	5.25%	10.51%	7/1/2024	7/1/2031	89,532		87,612	88,637	1.55
Tennessee Bidco Limited	(4)(5)(6)(8)	S +	5.25%	10.20%	7/1/2024	7/1/2031	GBP	44,918	60,545	59,453	1.04
Tennessee Bidco Limited	(4)(5)(6)(7)(8)	S +	5.25%	10.20%	7/1/2024	7/1/2031	GBP	2,569	3,349	3,521	0.06
Tennessee Bidco Limited	(4)(5)(6)(8)	E +	5.25%	8.93%	7/1/2024	7/1/2031	EUR	1,878	1,955	2,070	0.04
World Insurance Associates, LLC	(4)(11)	SOFR +	6.00%	10.60%	10/20/2023	4/3/2028	37,921		37,324	37,921	0.67
World Insurance Associates, LLC	(4)(5)(7)(11)	SOFR +	5.75%	11.00%	10/20/2023	4/3/2028	15,642		15,103	15,172	0.27
									691,784	693,063	12.16
Interactive Media & Services
North Haven Ushc Acquisition Inc	(4)(5)(7)(11)	SOFR +	5.00%	9.74%	8/28/2024	10/30/2027	1,118		1,074	1,073	0.02
North Haven Ushc Acquisition Inc	(4)(5)(11)	SOFR +	5.00%	9.70%	8/28/2024	10/30/2027	2,210		2,178	2,177	0.04
North Haven Ushc Acquisition Inc	(4)(5)(11)	SOFR +	5.00%	10.38%	8/28/2024	10/30/2027	1,294		1,275	1,275	0.02
North Haven Ushc Acquisition Inc	(4)(5)(11)	SOFR +	5.00%	10.40%	8/28/2024	10/30/2027	550		542	542	0.01
North Haven Ushc Acquisition Inc	(4)(5)(7)(11)	SOFR +	5.00%	10.16%	8/28/2024	10/30/2027	795		751	749	0.01
North Haven Ushc Acquisition Inc	(4)(5)(11)	SOFR +	5.00%	9.70%	8/28/2024	10/30/2027	640		631	631	0.01
North Haven Ushc Acquisition Inc	(4)(5)(11)	SOFR +	5.00%	10.38%	8/28/2024	10/30/2027	3,942		3,885	3,883	0.07
									10,336	10,330	0.18

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Internet & Direct Marketing Retail
Identity Digital, Inc.	(4)(11)	SOFR +	5.25%	10.35%	12/29/2020	12/29/2027		$316,711	$313,777	$316,711	5.56%
IT Services
AI Altius Luxembourg S.à r.l.	(4)(5)(8)		9.75%	9.75% PIK	12/13/2021	12/21/2029	1,013		998	1,008	0.02
AI Altius US Bidco, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	10.03%	12/13/2021	12/21/2028	982		976	982	0.02
AI Altius US Bidco, Inc.	(4)(10)	SOFR +	4.75%	10.03%	5/21/2024	12/21/2028	6,550		6,472	6,550	0.11
Allium Buyer, LLC	(4)(5)(7)(11)	SOFR +	5.00%	10.25%	5/2/2023	5/2/2030	1,584		1,540	1,584	0.03
Fern Bidco Ltd	(4)(5)(6)(7)(8)	S +	5.25%	10.20%	7/1/2024	7/3/2031	GBP	20,317	25,065	26,349	0.46
Infostretch Corporation	(4)(5)(10)	SOFR +	5.75%	11.23%	4/1/2022	4/1/2028	4,888		4,831	4,533	0.08
Inovalon Holdings, Inc.	(4)(10)	SOFR +	6.25%	11.79% (incl. 2.75% PIK)	11/24/2021	11/24/2028	111,536		110,003	111,536	1.96
Inovalon Holdings, Inc.	(4)(5)(10)	SOFR +	6.25%	11.46% (incl. 2.75% PIK)	11/24/2021	11/24/2028	8,135		8,014	8,135	0.14
KEN Bidco Ltd	(4)(5)(6)(10)	S +	6.00%	11.07%	5/3/2024	8/3/2028	GBP	9,281	11,332	12,253	0.21
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	ST +	6.00%	9.31%	9/28/2022	9/28/2029	SEK	2,090	185	205	0.00
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	E +	6.00%	9.38%	9/28/2022	9/28/2029	EUR	952	912	1,052	0.02
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	CI +	6.00%	9.32%	9/28/2022	9/28/2029	DKK	4,819	622	716	0.01
Monterey Financing, S.à r.l.	(4)(5)(6)(9)	N +	6.00%	10.64%	9/28/2022	9/28/2029	NOK	5,149	464	485	0.01
Park Place Technologies, LLC	(4)(7)(10)	SOFR +	5.25%	9.85%	3/25/2024	3/25/2031	115,635		114,490	114,912	2.02
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	11.11%	10/25/2021	10/25/2027	36,737		36,362	36,737	0.64
Red River Technology, LLC	(4)(11)	SOFR +	6.00%	10.95%	5/26/2021	5/26/2027	79,354		78,741	79,354	1.39
Redwood Services Group, LLC	(4)(5)(10)	SOFR +	6.25%	10.96%	6/15/2022	6/15/2029	4,653		4,588	4,653	0.08
Redwood Services Group, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.46%	2/5/2024	6/29/2028	5,457		4,211	4,730	0.08

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
IT Services (continued)
Turing Holdco, Inc.	(4)(5)(6)(8)	SOFR +	6.00%	11.39% (incl. 2.50% PIK)	10/14/2021	9/28/2028		$8,820	$8,596	$8,710	0.15%
Turing Holdco, Inc.	(4)(5)(6)(7)(8)	SOFR +	6.00%	11.43% (incl. 2.50% PIK)	10/14/2021	10/16/2028	4,390		4,319	4,074	0.07
Turing Holdco, Inc.	(4)(5)(6)(8)	E +	6.00%	9.82% (incl. 2.50% PIK)	10/14/2021	9/28/2028	EUR	11,302	12,834	12,423	0.22
Turing Holdco, Inc.	(4)(5)(6)(8)	E +	6.00%	9.35% (incl. 2.50% PIK)	10/14/2021	8/3/2028	EUR	4,303	4,853	4,730	0.08
Turing Holdco, Inc.	(4)(5)(6)(10)	SOFR +	6.00%	11.16%	5/3/2024	8/3/2028	20,759		20,195	20,499	0.36
Turing Holdco, Inc.	(4)(5)(6)(7)(10)	S +	6.00%	11.07%	5/3/2024	8/3/2028	GBP	15,602	22,401	20,598	0.36
									483,004	486,808	8.52
Machinery
MHE Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.00%	11.40%	7/21/2021	7/21/2027	1,867		1,846	1,867	0.03
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	11.65%	8/30/2022	7/21/2027	76		75	76	0.00
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.50%	11.78%	12/20/2022	7/21/2027	76		75	76	0.00
									1,996	2,019	0.03
Marine
Armada Parent, Inc.	(4)(7)(10)	SOFR +	5.75%	10.91%	10/29/2021	10/29/2027	25,538		25,248	25,252	0.44
Kattegat Project Bidco AB	(4)(5)(6)(8)	SOFR +	6.00%	10.60%	3/20/2024	4/7/2031	2,605		2,544	2,565	0.05
Kattegat Project Bidco AB	(4)(5)(6)(7)(8)	E +	6.00%	9.35%	3/20/2024	4/7/2031	EUR	29,819	31,500	32,604	0.57
									59,292	60,421	1.06
Media
Bimini Group Purchaser Inc	(4)(5)(10)	SOFR +	5.25%	10.31%	4/26/2024	4/26/2031	51,040		50,561	50,785	0.89
Bimini Group Purchaser Inc	(4)(5)(7)(10)	SOFR +	5.25%	10.49%	4/26/2024	4/26/2031	2,103		1,968	1,984	0.03
Trader Corp.	(4)(5)(6)(7)(10)	CA +	5.50%	9.80%	12/22/2022	12/22/2029	CAD	9,850	6,985	9,450	0.17
Trader Corp.	(4)(5)(6)(10)	CA +	5.50%	9.80%	6/20/2024	12/21/2029	CAD	14,336	10,377	10,600	0.19
									69,891	72,819	1.28

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance Inc	(4)(6)(10)	SOFR +	5.25%	10.37%	8/30/2024	8/15/2028		$58,679	$58,111	$58,679	1.03%
KKR Alberta Midstream Finance Inc.	(4)(6)(10)	SOFR +	5.25%	10.37%	8/30/2024	8/15/2028		31,921	31,610	31,921	0.56
									89,721	90,600	1.59
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.50%	10.70%	11/12/2021	11/12/2027		7,236	7,173	7,073	0.12
Profile Products, LLC	(4)(5)(7)(10)	P +	4.50%	12.50%	11/12/2021	11/12/2027		348	343	336	0.01
Profile Products, LLC	(4)(5)(7)(10)	P +	4.50%	12.50%	11/12/2021	11/12/2027		20	20	12	0.00
									7,536	7,421	0.13
Pharmaceuticals
Dechra Pharmaceuticals Holdings Ltd	(4)(5)(6)(7)(8)	E +	6.25%	9.89%	1/23/2024	1/24/2031	EUR	1,028	1,126	1,141	0.02
Dechra Pharmaceuticals Holdings Ltd	(4)(5)(6)(7)(10)	SOFR +	6.25%	11.39%	1/23/2024	1/24/2031		1,035	1,009	1,032	0.02
Doc Generici (Diocle S.p.A.)	(4)(5)(6)(7)(8)	E +	5.50%	8.99%	10/11/2022	10/27/2028	EUR	1,758	1,018	1,943	0.03
Eden Acquisitionco Ltd	(4)(6)(7)(10)	SOFR +	6.25%	11.51%	11/2/2023	11/18/2030		20,388	23,686	19,746	0.35
Gusto Sing Bidco Pte Ltd	(4)(5)(6)(7)(10)	BB +	6.50%	10.96%	1/29/2024	10/30/2028	AUD	1,000	642	676	0.01
									27,481	24,538	0.43
Professional Services
ALKU, LLC	(4)(5)(10)	SOFR +	6.25%	10.50%	5/23/2023	5/23/2029		792	777	792	0.01
ALKU, LLC	(4)(10)	SOFR +	5.50%	9.75%	2/21/2024	5/23/2029		26,529	26,060	26,396	0.46
Apex Companies, LLC	(4)(5)(11)	SOFR +	5.50%	10.56%	8/28/2024	1/31/2028		12,851	12,664	12,658	0.22
Apex Companies, LLC	(4)(5)(11)	SOFR +	5.50%	10.75%	1/31/2023	1/31/2028		1,973	1,940	1,943	0.03
Apex Companies, LLC	(4)(5)(7)(11)	SOFR +	5.50%	10.56%	8/28/2024	1/31/2028		1,057	966	966	0.02
Artisan Acquisitionco Ltd	(4)(5)(6)(7)(8)	SOFR +	5.00%	9.64%	9/27/2024	9/30/2031		57,154	55,932	55,932	0.98
Baker Tilly Advisory Group LP	(4)(5)(7)(10)	SOFR +	5.00%	9.85%	6/3/2024	6/3/2031		46,728	45,870	46,109	0.81
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	4.50%	9.35%	11/2/2021	11/2/2027		6,906	6,824	6,885	0.12
Cisive Holdings Corp	(4)(7)(11)	SOFR +	5.75%	10.45%	12/8/2021	12/8/2028		8,422	8,287	8,243	0.14
Clearview Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.35%	9.95%	8/26/2021	8/26/2027		7,299	7,220	7,299	0.13
CRCI Longhorn Holdings Inc	(4)(5)(10)	SOFR +	5.00%	9.85%	8/27/2024	8/27/2031		11,469	11,356	11,355	0.20
CRCI Longhorn Holdings Inc	(4)(5)(7)(10)	SOFR +	5.00%	9.85%	8/27/2024	8/27/2031		956	923	922	0.02
Cumming Group, Inc.	(4)(11)	SOFR +	5.25%	9.50%	5/26/2021	11/16/2027		79,449	78,894	79,449	1.39
Cumming Group, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	9.50%	11/18/2022	11/16/2027		11,508	11,193	11,448	0.20

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
G&A Partners Holding Company II, LLC	(4)(9)	SOFR +	5.50%	10.52%	3/1/2024	3/1/2031		$30,171	$29,618	$30,020	0.53%
G&A Partners Holding Company II, LLC	(4)(5)(7)(9)	SOFR +	5.50%	10.52%	3/1/2024	3/1/2030		1,181	1,020	1,033	0.02
Guidehouse, Inc.	(4)(10)	SOFR +	5.75%	10.60% (incl. 2.00% PIK)	10/15/2021	12/16/2030		310,214	308,153	310,214	5.44
IG Investments Holdings, LLC	(4)(5)(10)	SOFR +	6.00%	11.35%	9/22/2021	9/22/2028		45,906	45,391	45,906	0.81
IG Investments Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	11.25%	4/8/2024	9/22/2028		441	387	441	0.01
Legacy Intermediate, LLC	(4)(5)(10)	SOFR +	5.75%	10.96%	2/25/2022	2/25/2028		6,714	6,640	6,714	0.12
Legacy Intermediate, LLC	(4)(5)(9)	SOFR +	5.75%	11.13%	12/22/2023	2/25/2028		1,294	1,272	1,294	0.02
Mercury Bidco Globe Limited	(4)(5)(6)(7)(8)	S +	6.25%	11.20%	1/18/2024	1/31/2031	GBP	47,583	59,242	63,437	1.11
MPG Parent Holdings, LLC	(4)(11)	SOFR +	5.25%	9.85%	1/8/2024	1/8/2030		10,900	10,707	10,900	0.19
MPG Parent Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.84%	1/8/2024	1/8/2030		1,069	1,012	1,069	0.02
Oxford Global Resources Inc	(4)(5)(7)(11)	SOFR +	6.00%	10.22%	8/17/2021	8/17/2027		18,946	18,736	18,946	0.33
Oxford Global Resources Inc	(4)(5)(11)	SOFR +	6.00%	11.20%	8/17/2021	8/17/2027		2,917	2,896	2,917	0.05
Oxford Global Resources Inc	(4)(5)(9)	SOFR +	6.00%	11.39%	6/6/2024	8/17/2027		2,222	2,180	2,222	0.04
Pavion Corp.	(4)(6)(10)	SOFR +	5.75%	11.00%	10/30/2023	10/30/2030		76,986	75,649	76,986	1.35
Pavion Corp.	(4)(5)(6)(7)(10)	SOFR +	5.75%	11.03%	10/30/2023	10/30/2030		15,627	15,375	15,445	0.27
Petrus Buyer Inc	(4)(5)(10)	SOFR +	5.25%	10.54%	10/17/2022	10/17/2029		1,876	1,836	1,876	0.03
Petrus Buyer Inc	(4)(5)(7)(10)	SOFR +	5.25%	10.31%	10/17/2022	10/17/2029		336	320	327	0.01
STV Group, Inc.	(4)(10)	SOFR +	5.00%	9.96%	3/20/2024	3/20/2031		24,356	23,906	24,234	0.43
STV Group, Inc.	(4)(5)(7)(10)	P +	4.00%	12.50%	3/20/2024	3/20/2030		698	544	603	0.01
Thevelia US, LLC	(5)(6)(9)	SOFR +	3.25%	7.85%	7/29/2024	6/18/2029		1,286	1,286	1,290	0.02
Titan Investment Company, Inc.	(4)(5)(8)	SOFR +	5.75%	10.50%	3/20/2020	3/20/2027		41,271	40,478	39,001	0.68
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	5.25%	10.66%	6/29/2021	6/29/2028		59,901	59,231	59,901	1.05
Trinity Air Consultants Holdings Corp.	(4)(5)(7)(10)	SOFR +	5.25%	10.61%	6/29/2021	6/29/2028		27,737	27,364	27,246	0.48
Trinity Partners Holdings, LLC	(4)(7)(11)	SOFR +	5.75%	10.90%	12/21/2021	12/21/2028		4,713	4,648	4,699	0.08
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	5.50%	10.73%	11/9/2021	11/8/2028		14,634	14,469	14,377	0.25
									1,021,266	1,031,495	18.08

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Real Estate Management & Development
Castle Management Borrower, LLC	(4)(11)	SOFR +	5.50%	10.10%	11/3/2023	11/3/2029		$23,158	$22,863	$23,158	0.41%
Castle Management Borrower, LLC	(4)(5)(7)(11)	SOFR +	5.50%	10.10%	11/3/2023	11/3/2029		292	242	292	0.01
Neptune BidCo SAS	(4)(5)(6)(7)(8)	E +	5.25%	8.89%	4/1/2024	4/1/2031	EUR	6,495	6,875	7,165	0.13
Progress Residential PM Holdings, LLC	(4)(10)	SOFR +	5.50%	10.25%	2/16/2021	8/8/2030		67,900	67,082	67,900	1.19
Progress Residential PM Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.50%	10.25%	7/26/2022	8/8/2030		833	818	833	0.01
									97,880	99,348	1.75
Software
AI Titan Parent Inc	(4)(5)(7)(10)	SOFR +	4.75%	9.81%	8/29/2024	8/29/2031		4,352	4,300	4,299	0.08
Anaplan, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.85%	6/21/2022	6/21/2029		1,804	1,777	1,804	0.03
Anaplan, Inc.	(4)(10)	SOFR +	5.25%	9.85%	4/25/2024	6/21/2029		19,227	19,049	19,227	0.34
AuditBoard Inc	(4)(7)(10)	SOFR +	4.75%	9.35%	7/12/2024	7/12/2031		9,270	9,142	9,138	0.16
Azurite Intermediate Holdings Inc.	(4)(7)(10)	SOFR +	6.50%	11.35%	3/19/2024	3/19/2031		27,702	27,198	27,425	0.48
Bayshore Intermediate #2 LP	(4)(5)(10)	SOFR +	6.25%	11.55% (incl. 2.88% PIK)	6/6/2024	10/1/2028		12,198	12,141	12,152	0.21
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	5.75%	10.86%	8/8/2022	8/8/2028		1,967	1,942	1,957	0.03
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	5.75%	10.71%	8/8/2022	8/8/2028		345	341	344	0.01
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	5.75%	10.87%	8/8/2022	8/8/2028		239	236	237	0.00
Bluefin Holding, LLC	(4)(5)(7)(11)	SOFR +	7.25%	12.20%	9/12/2023	9/12/2029		22,756	22,241	22,631	0.40
Brave Parent Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	10.25%	11/28/2023	11/28/2030		67,959	67,291	67,937	1.19
Confine Visual Bidco	(4)(6)(8)	SOFR +	5.75%	10.58%	2/23/2022	2/23/2029		15,868	15,573	13,012	0.23
Confine Visual Bidco	(4)(5)(6)(8)	SOFR +	5.75%	10.58%	3/11/2022	2/23/2029		379	378	311	0.01
Connatix Buyer, Inc.	(4)(5)(10)	SOFR +	5.50%	10.53%	7/14/2021	7/14/2027		21,421	21,222	20,992	0.37
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.42%	7/14/2021	7/14/2027		1,238	1,188	1,130	0.02
Coupa Software Inc.	(4)(5)(6)(7)(10)	SOFR +	5.50%	10.75%	2/27/2023	2/27/2030		1,831	1,792	1,829	0.03

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Crewline Buyer, Inc.	(4)(6)(7)(11)	SOFR +	6.75%	11.35%	11/8/2023	11/8/2030		$59,936	$58,494	$59,274	1.04%
Denali Bidco Ltd	(4)(5)(6)(7)(10)	S +	6.00%	10.95%	8/29/2023	8/29/2030	GBP	4,022	4,942	5,375	0.09
Denali Bidco Ltd	(4)(5)(6)(8)	E +	6.00%	9.35%	8/29/2023	8/29/2030	EUR	1,166	1,229	1,298	0.02
Denali Bidco Ltd	(4)(5)(6)(8)	E +	5.50%	8.85%	2/28/2024	8/29/2030	EUR	263	276	293	0.01
Denali Bidco Ltd	(4)(5)(6)(9)	E +	6.00%	9.35%	2/28/2024	8/29/2030	EUR	1,632	1,729	1,817	0.03
Diligent Corp	(4)(10)	SOFR +	5.00%	10.09%	4/30/2024	8/2/2030	49,683		49,497	49,683	0.87
Diligent Corp	(4)(10)	SOFR +	5.00%	10.09%	4/30/2024	8/2/2030	8,517		8,485	8,517	0.15
Discovery Education, Inc.	(4)(10)	SOFR +	5.75%	11.10%	4/7/2022	4/9/2029	35,798		35,424	31,771	0.56
Discovery Education, Inc.	(4)(5)(11)	SOFR +	5.75%	10.98%	10/3/2023	4/9/2029	3,696		3,660	3,280	0.06
Elements Finco Ltd	(4)(5)(6)(8)	SOFR +	4.75%	9.60%	4/30/2024	4/29/2031	5,046		5,025	5,008	0.09
Elements Finco Ltd	(4)(5)(6)(7)(8)	S +	5.00%	9.95%	3/27/2024	4/29/2031	GBP	19,368	23,929	25,641	0.45
Elements Finco Ltd	(4)(5)(6)(8)	SOFR +	4.75%	9.60%	3/27/2024	4/29/2031	6,063		5,995	6,017	0.11
Episerver, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	10.00%	5/26/2021	4/9/2026	9,472		9,417	9,356	0.16
Everbridge Holdings, LLC	(4)(5)(6)(10)	SOFR +	5.00%	10.33%	7/2/2024	7/2/2031	22,222		22,115	22,111	0.39
Everbridge Holdings, LLC	(4)(5)(6)(7)(10)	SOFR +	5.00%	10.30%	7/2/2024	7/2/2031	2,178		2,148	2,147	0.04
Experity, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.60% (incl. 3.25% PIK)	7/22/2021	2/24/2028	11,748		11,616	11,748	0.21
Experity, Inc.	(4)(5)(10)	SOFR +	5.50%	10.60% (incl. 3.25% PIK)	2/24/2022	2/24/2028	3,785		3,742	3,785	0.07
Gigamon Inc.	(4)(11)	SOFR +	5.75%	11.19%	3/11/2022	3/9/2029	7,270		7,178	7,161	0.13
Gigamon Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.21%	3/11/2022	3/9/2029	349		347	343	0.01
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.00%	9.60%	7/15/2024	12/2/2028	8,486		8,443	8,468	0.15
Granicus Inc.	(4)(5)(7)(10)	SOFR +	5.75%	11.00% (incl. 2.25% PIK)	1/17/2024	1/17/2031	17,448		17,291	17,444	0.31
Granicus Inc.	(4)(5)(7)(10)	SOFR +	5.25%	10.10% (incl. 2.25% PIK)	1/17/2024	1/17/2031	4,692		4,648	4,645	0.08
Graphpad Software, LLC	(4)(10)	SOFR +	4.75%	9.35%	6/28/2024	6/28/2031	24,145		23,971	24,024	0.42
Graphpad Software, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.35%	6/28/2024	6/28/2031	604		544	562	0.01
GS Acquisitionco Inc	(4)(5)(7)(10)	SOFR +	5.25%	10.54%	3/26/2024	5/25/2028	5,345		5,316	5,306	0.09
GS Acquisitionco Inc	(4)(5)(7)(11)	SOFR +	5.25%	9.85%	3/26/2024	5/25/2028	259		251	249	0.00
Homecare Software Solutions, LLC	(4)(5)(10)	SOFR +	5.00%	10.10%	6/14/2024	6/14/2031	14,641		14,501	14,495	0.25
Homecare Software Solutions, LLC	(4)(5)(10)	SOFR +	5.25%	10.10%	9/26/2024	6/14/2031	6,671		6,604	6,604	0.12
Homecare Software Solutions, LLC	(4)(5)(10)	SOFR +	5.00%	10.10%	6/14/2024	6/14/2031	5,438		5,386	5,384	0.09

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Icefall Parent, Inc.	(4)(7)(11)	SOFR +	6.50%	11.35%	1/26/2024	1/25/2030		$32,592	$31,959	$32,324	0.57%
IQN Holding Corp	(4)(5)(10)	SOFR +	5.25%	10.31%	5/2/2022	5/2/2029		4,904	4,874	4,904	0.09
IQN Holding Corp	(4)(5)(7)(10)	SOFR +	5.25%	10.31%	5/2/2022	5/2/2028		138	134	138	0.00
IRI Group Holdings Inc	(4)(10)	SOFR +	5.00%	9.85%	4/1/2024	12/1/2028		197,994	195,426	197,994	3.47
IRI Group Holdings Inc	(4)(5)(7)(10)	SOFR +	5.00%	9.85%	4/1/2024	12/1/2027		7,728	7,550	7,728	0.14
JS Parent Inc	(4)(5)(7)(10)	SOFR +	5.00%	10.25%	4/24/2024	4/24/2031		35,666	35,483	35,649	0.63
LD Lower Holdings, Inc.	(4)(11)	SOFR +	7.50%	12.20%	2/8/2021	8/9/2027		84,538	84,080	83,904	1.47
Lightbox Intermediate, LP	(4)(5)(8)	SOFR +	5.00%	10.11%	6/1/2022	5/9/2026		1,955	1,935	1,872	0.03
Magnesium BorrowerCo, Inc.	(4)(5)(10)	SOFR +	5.00%	9.85%	5/19/2022	5/18/2029		5,643	5,559	5,643	0.10
Magnesium BorrowerCo, Inc.	(4)(5)(10)	SOFR +	5.00%	9.85%	3/21/2024	5/18/2029		140	139	140	0.00
Magnesium BorrowerCo, Inc.	(4)(5)(10)	S +	5.00%	9.95%	5/19/2022	5/18/2029	GBP	3,383	4,154	4,522	0.08
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	3.75%	8.50%	7/30/2021	7/31/2028		8,461	8,391	7,784	0.14
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.25%	11.00%	6/9/2023	6/9/2030		6,913	6,744	6,913	0.12
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(7)(8)	SOFR +	3.75%	8.54%	7/30/2021	7/31/2026		905	901	809	0.01
Medallia, Inc.	(4)(10)	SOFR +	6.50%	10.85% (incl. 4.00% PIK).	10/28/2021	10/29/2028		375,357	371,622	356,589	6.26
Medallia, Inc.	(4)(5)(10)	SOFR +	6.50%	10.85% (incl. 4.00% PIK)	8/16/2022	10/29/2028		2,203	2,176	2,092	0.04
Monk Holding Co.	(4)(10)(18)	SOFR +	5.50%	10.20%	12/1/2021	12/1/2027		4,767	4,706	4,767	0.08
Monk Holding Co.	(4)(5)(7)(10)	SOFR +	5.50%	10.20%	12/1/2021	12/1/2027		288	281	272	0.00
MRI Software, LLC	(4)(11)	SOFR +	4.75%	9.35%	9/22/2020	2/10/2027		6,742	6,748	6,641	0.12
MRI Software, LLC	(4)(11)	SOFR +	4.75%	9.35%	2/10/2020	2/10/2027		50,697	50,661	49,937	0.88
MRI Software, LLC	(4)(5)(7)(11)	SOFR +	4.75%	9.35%	12/19/2023	2/10/2027		40,220	39,858	39,779	0.70
NAVEX TopCo, Inc.	(4)(7)(10)	SOFR +	5.50%	10.60%	11/9/2023	11/9/2030		60,996	59,844	60,996	1.07
Nintex Topco Limited	(4)(6)(8)	SOFR +	4.50%	9.26% (incl. 1.50% PIK).	11/12/2021	11/13/2028		33,992	33,597	32,293	0.57
Noble Midco 3 Ltd	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.60%	6/10/2024	6/24/2031		16,792	16,589	16,675	0.29
Oranje Holdco Inc	(4)(5)(7)(11)	SOFR +	7.50%	12.75%	2/1/2023	2/1/2029		2,000	1,959	2,000	0.04
Oranje Holdco Inc	(4)(5)(11)	SOFR +	7.25%	12.50%	4/19/2024	2/1/2029		33,969	33,329	33,969	0.60
PDI TA Holdings, Inc.	(4)(7)(10)	SOFR +	5.25%	10.50%	2/1/2024	2/3/2031		37,419	36,799	37,023	0.65
Rally Buyer, Inc.	(4)(5)(10)	SOFR +	5.75%	10.56% (incl. 1.75% PIK)	7/19/2022	7/19/2028		884	873	839	0.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Rally Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	10.57%	7/19/2022	7/19/2028		$71	$70	$66	0.00%
Recorded Future Inc	(4)(5)(10)	SOFR +	5.75%	10.60%	6/28/2024	6/28/2030		22,872	22,580	22,872	0.40
Recorded Future Inc	(4)(5)(7)(10)	SOFR +	5.75%	10.88%	6/28/2024	6/28/2030		1,293	1,218	1,215	0.02
Relativity ODA, LLC	(4)(7)(11)	SOFR +	4.50%	9.46%	5/12/2021	5/12/2029		19,337	19,131	19,305	0.34
Scorpio BidCo SAS	(4)(5)(6)(7)(8)	E +	5.75%	9.60%	4/3/2024	4/30/2031	EUR	22,826	24,659	25,105	0.44
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	10.45%	3/9/2021	3/11/2027		56,979	56,633	56,979	1.00
Spitfire Parent, Inc.	(4)(9)	SOFR +	5.50%	10.45%	11/19/2021	3/11/2027		21,038	20,843	21,038	0.37
Spitfire Parent, Inc.	(4)(5)(11)	E +	5.50%	8.88%	3/8/2021	3/11/2027	EUR	10,159	12,166	11,308	0.20
Stamps.com, Inc.	(4)(5)(10)	SOFR +	5.75%	10.94%	12/14/2021	10/5/2028		3,290	3,251	3,232	0.06
Stamps.com, Inc.	(4)(10)	SOFR +	5.75%	10.94%	10/5/2021	10/5/2028		279,731	276,526	274,836	4.82
Triple Lift, Inc.	(4)(5)(10)	SOFR +	5.75%	10.56%	3/18/2022	5/5/2028		13,777	13,616	13,088	0.23
Triple Lift, Inc.	(4)(10)	SOFR +	5.75%	10.71%	5/6/2021	5/5/2028		47,408	46,921	45,037	0.79
Triple Lift, Inc.	(4)(5)(7)(11)	SOFR +	5.75%	11.20%	5/6/2021	5/5/2028		2,951	2,872	2,566	0.05
Varicent Parent Holdings Corp	(4)(5)(7)(10)	SOFR +	6.00%	10.60% (incl. 3.25% PIK)	8/23/2024	8/23/2031		11,812	11,594	11,589	0.20
WPEngine, Inc.	(4)(7)(10)	SOFR +	6.50%	11.62%	8/14/2023	8/14/2029		66,667	64,882	66,467	1.17
Zendesk Inc	(4)(5)(7)(10)	SOFR +	5.00%	9.69%	7/23/2024	11/22/2028		1,623	1,597	1,618	0.03
Zorro Bidco Ltd	(4)(5)(6)(7)(8)	S +	5.00%	9.95%	8/13/2024	8/13/2031	GBP	26,283	32,640	34,094	0.60
									2,205,584	2,190,842	38.48
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	6.04%	11.39%	5/3/2019	5/3/2026		163,594	162,898	163,594	2.87
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	5.00%	10.20%	6/13/2024	2/28/2028		84,454	83,869	84,454	1.48
Trading Companies & Distributors
Porcelain Acquisition Corp.	(4)(11)	SOFR +	6.00%	10.70%	4/30/2021	4/1/2027		54,184	53,505	51,204	0.90
Red Fox CD Acquisition Corp	(4)(11)	SOFR +	6.00%	10.60%	3/4/2024	3/4/2030		78,269	76,643	78,269	1.37
									130,148	129,473	2.27

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Transportation Infrastructure
Capstone Acquisition Holdings Inc	(4)(5)(11)	SOFR +	4.50%	9.56%	8/29/2024	11/13/2029		$5,473	$5,454	$5,473	0.10%
Frontline Road Safety, LLC	(4)(10)	SOFR +	5.75%	11.42%	5/3/2021	5/3/2027		88,346	87,605	88,346	1.55
Frontline Road Safety, LLC	(4)(10)	SOFR +	5.75%	11.42%	12/15/2023	5/3/2027		10,996	10,828	10,996	0.19
Frontline Road Safety, LLC	(4)(5)(7)(10)	SOFR +	5.75%	11.34%	12/15/2023	5/3/2027		8,751	8,627	8,614	0.15
Helix TS, LLC	(4)(10)	SOFR +	6.25%	11.74%	8/4/2021	8/4/2027		20,533	20,322	19,917	0.35
Helix TS, LLC	(4)(5)(10)	SOFR +	6.25%	11.65%	8/4/2021	8/4/2027		20,918	20,720	20,291	0.36
Helix TS, LLC	(4)(5)(10)	SOFR +	6.25%	11.09%	12/22/2023	8/4/2027		3,785	3,726	3,671	0.06
Helix TS, LLC	(4)(5)(10)	SOFR +	6.25%	11.00%	12/14/2022	8/4/2027		985	974	956	0.02
Italian Motorway Holdings S.à r.l	(4)(5)(6)(8)	E +	5.25%	9.09%	4/28/2022	4/28/2029	EUR	78,810	81,544	87,727	1.54
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.14%	4/19/2021	10/19/2027		34,412	34,044	33,380	0.59
Roadsafe Holdings, Inc.	(4)(5)(11)	SOFR +	5.75%	11.06%	4/19/2021	10/19/2027		20,434	20,249	19,821	0.35
Roadsafe Holdings, Inc.	(4)(5)(11)	SOFR +	5.75%	11.06%	1/31/2022	10/19/2027		4,166	4,120	4,041	0.07
Safety Borrower Holdings LP	(4)(5)(11)	SOFR +	5.25%	10.21%	9/1/2021	9/1/2027		5,270	5,248	5,270	0.09
Safety Borrower Holdings LP	(4)(5)(7)(11)	P +	4.25%	12.25%	9/1/2021	9/1/2027		140	138	136	0.00
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.75%	10.91%	9/24/2021	9/24/2027		36,860	36,503	36,860	0.65
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.75%	11.13%	9/19/2023	9/24/2027		15,840	15,606	15,840	0.28
Sam Holding Co, Inc.	(4)(5)(11)	SOFR +	5.75%	11.17%	9/24/2021	9/24/2027		11,435	11,435	11,435	0.20
Sam Holding Co, Inc.	(4)(5)(11)	SOFR +	5.75%	11.08%	9/19/2023	9/24/2027		9,974	9,825	9,974	0.17
Sam Holding Co, Inc.	(4)(5)(7)(11)	P +	5.00%	13.50%	9/24/2021	3/24/2027		1,500	1,446	1,500	0.03
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	10.90%	7/9/2021	7/9/2027		38,588	38,236	36,659	0.64
									416,650	420,907	7.39
Total First Lien Debt - non-controlled/non-affiliated									11,852,195	11,795,241	206.96
First Lien Debt - non-controlled/affiliated
Professional Services
Material Holdings, LLC	(4)(5)(10)(16)	SOFR +	6.00%	10.70% (incl. 8.02% PIK)	6/14/2024	8/19/2027		21,140	20,955	21,140	0.37
Material Holdings, LLC	(4)(5)(7)(10)(16)	SOFR +	6.00%	10.70% PIK	6/14/2024	8/19/2027		5,194	5,145	3,072	0.05
									26,100	24,212	0.42
Total First Lien Debt - non-controlled/affiliated									26,100	24,212	0.42
Total First Lien Debt									11,878,295	11,819,453	207.38

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
Second Lien Debt
Second Lien Debt - non-controlled/non-affiliated
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(5)(6)(8)		8.75%	8.75%	4/15/2021	4/15/2029	CAD	10,533	$8,310	$6,932	0.12%
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	14.10%	5/26/2021	10/15/2027		$5,183	5,134	4,717	0.08
									13,444	11,649	0.20
IT Services
Inovalon Holdings, Inc.	(4)(5)(10)	SOFR +	10.50%	16.01% PIK	11/24/2021	11/24/2033		13,508	13,298	13,508	0.24
Machinery
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	11.96%	11/19/2021	11/19/2029		9,619	9,556	9,090	0.16
Professional Services
Thevelia US, LLC	(4)(5)(6)(9)	SOFR +	6.00%	10.60%	6/17/2022	6/17/2030		4,920	4,815	4,920	0.09
Software
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.50%	11.25%	7/30/2021	7/30/2029		3,550	3,520	3,248	0.06
Total Second Lien Debt - non-controlled/non-affiliated									44,633	42,415	0.75
Total Second Lien Debt									44,633	42,415	0.75
Unsecured Debt
Unsecured Debt - non-controlled/non-affiliated
Health Care Technology
Healthcomp Holding Company, LLC	(4)(5)(8)		13.75%	13.75% PIK	11/8/2023	11/8/2031		11,181	10,908	11,013	0.19
IT Services
PPT Holdings III, LLC	(4)(5)(8)		12.75%	12.75% PIK	3/25/2024	3/27/2034		1,720	1,682	1,711	0.03
Total Unsecured Debt - non-controlled/non-affiliated									12,590	12,724	0.22
Total Unsecured Debt									12,590	12,724	0.22

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity
Equity - non-controlled/non-affiliated
Aerospace & Defense
Micross Topco, Inc. - Common Equity	(4)			3/28/2022		4,767	$4,767	$5,786	0.10%
Air Freight & Logistics
AGI Group Holdings LP - Class A-2 Common Units	(4)			6/11/2021		902	902	792	0.01
Mode Holdings, L.P. - Class A-2 Common Units	(4)			12/9/2019		5,486,923	5,487	6,694	0.12
							6,389	7,486	0.13
Commercial Services & Supplies
GTCR Investors LP - Class A-1 Common Units	(4)			9/29/2023		417,006	417	441	0.01
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class A Units	(4)			12/10/2021		702,305	702	155	0.00
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class C Preferred Units	(4)			7/12/2023		85,315	83	102	0.00
EIS Acquisition Holdings, LP - Class A Common Units	(4)			11/1/2021		6,292	3,350	10,722	0.19
							4,135	10,979	0.19
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interest	(4)		11.50%	8/3/2021		12,511,857	12,315	17,431	0.31
DTA LP - Class A Common Units	(4)			3/25/2024		2,171,032	2,171	2,171	0.04
							14,486	19,602	0.35
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Common Units	(4)			10/1/2021		6,930	5,877	6,714	0.12
Point Broadband Holdings, LLC - Class B Common Units	(4)			10/1/2021		369,255	1,053	1,481	0.03
Point Broadband Holdings, LLC - Class Additional A Common Units	(4)			3/24/2022		1,489	1,263	1,443	0.03
Point Broadband Holdings, LLC - Class Additional B Common Units	(4)			3/24/2022		79,358	226	318	0.01
							8,419	9,956	0.19

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity - non-controlled/non-affiliated (continued)
Electronic Equipment, Instruments & Components
Spectrum Safety Solutions Purchaser, LLC - Common Equity	(4)(6)			7/1/2024		5,286,915	$5,287	$5,287	0.09%
Financial Services
THL Fund IX Investors (Plymouth II), LP - LP Interest	(4)			8/31/2023		248,786	249	325	0.01
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)			9/10/2021		539	539	270	0.00
Health Care Providers & Services
AVE Holdings I Corp. - Series A-1 Preferred Shares	(4)		11.50%	2/25/2022		625,944	607	673	0.01
Jayhawk Holdings, LP - Class A-1 Common Units	(4)			5/26/2021		2,201	392	72	0.00
Jayhawk Holdings, LP - Class A-2 Common Units	(4)			5/26/2021		1,185	211	39	0.00
WHCG Purchaser, Inc. - Class A Common Units	(4)			8/2/2024		4,755,436	0	0	0.00
							1,210	784	0.01
Health Care Technology
Caerus Midco 2 S.à r.l. - Additional Vehicle Units	(4)(6)			10/28/2022		11,710	12	1	0.00
Caerus Midco 2 S.à r.l. - Vehicle Units	(4)(6)			5/25/2022		58,458	58	54	0.00
Healthcomp Holding Company, LLC - Preferred Interest	(4)		6.00%	11/8/2023		9,850	985	985	0.02
							1,055	1,040	0.02
Insurance
CFCo, LLC (Benefytt Technologies, Inc.) - Class B Units	(4)			9/28/2023		14,907,400	0	0	0.00
Shelf Holdco Ltd - Common Equity	(4)(6)			12/30/2022		50,000	50	188	0.00
							50	188	0.00

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity - non-controlled/non-affiliated (continued)
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest	(4)			11/12/2021		2,854,133	$2,854	$3,368	0.06%
Professional Services
OHCP V TC COI, LP. - LP Interest	(4)			6/29/2021		3,500,000	3,500	7,560	0.13
Tricor Horizon - LP Interest	(4)(6)			6/13/2022		389,093	389	412	0.01
Trinity Air Consultants Holdings Corp - Common Units	(4)			6/12/2024		2,583	3	6	0.00
							3,892	7,978	0.14
Software
AI Titan Group Holdings, LP - Class A-2 Common Units	(4)			8/28/2024		44	44	44	0.00
Connatix Parent, LLC - Class L Common Units	(4)			7/14/2021		42,045	463	209	0.00
Descartes Holdings, Inc - Class A Common Stock	(4)			10/9/2023		49,139	213	22	0.00
Expedition Holdco, LLC - Class A Units	(4)			2/24/2022		90	57	48	0.00
Expedition Holdco, LLC - Class B Units	(4)			2/24/2022		90,000	33	14	0.00
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%	11/30/2021		1,545	1,506	1,969	0.03
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)		10.50%	7/30/2021		3,550,000	3,444	3,816	0.07
Mimecast Limited - LP Interest	(4)			5/3/2022		667,850	668	721	0.01
TPG IX Newark CI, L.P. - LP Interest	(4)(6)			10/26/2023		1,965,727	1,966	1,966	0.03
Zoro - Common Equity	(4)			11/22/2022		2,073	21	21	0.00
Zoro - Series A Preferred Shares	(4)		12.50%	11/22/2022		373	362	476	0.01
							8,777	9,306	0.15

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity - non-controlled/non-affiliated (continued)
Specialty Retail
CustomInk, LLC - Series A Preferred Units	(4)			5/3/2019		384,520	$5,200	$7,844	0.14%
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units	(4)			4/30/2021		27,536	2,905	6,119	0.11
Ncp Helix Holdings, LLC. - Preferred Shares	(4)		8.00%	8/3/2021		369	372	461	0.01
							3,277	6,580	0.12
Total Equity - non-controlled/non-affiliated							71,003	97,220	1.71
Equity - non-controlled/affiliated
Insurance
Blackstone Donegal Holdings LP - LP Interest (Westland Insurance Group LTD)	(4)(6)(16)			1/5/2021			1	6,804	0.12
Professional Services
Material+ Holding Company, LLC - Class C Units	(4)(16)			6/14/2024		5,898	0	0	0.00
Total Equity - non-controlled/affiliated							1	6,804	0.12
Total Equity							71,004	104,024	1.83
Total Investments - non-controlled/non-affiliated							11,980,421	11,947,600	209.64
Total Investments - non-controlled/affiliated							26,101	31,016	0.54
Total Investment Portfolio							12,006,522	11,978,616	210.18
Cash and Cash Equivalents
Other Cash and Cash Equivalents							194,177	194,177	3.41
Total Portfolio Investments, Cash and Cash Equivalents							$12,200,699	$12,172,793	213.59%

(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of September 30, 2024, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2024. Variable rate loans typically include an interest reference rate floor feature. As of September 30, 2024, 90.6% of the debt portfolio at fair value had an interest rate floor above zero. Rates on equity instruments represents contractual dividend rates on certain preferred equity positions.
(3)The cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
(4)These investments were valued using unobservable inputs and are considered Level 3 investments. Fair value was determined in good faith by or under the direction of the Board of Trustees (see Note 2), pursuant to the Company’s valuation policy
(5)These investments are not pledged as collateral under any of the Company's credit facilities. For other debt investments that are pledged to the Company's credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities. Any other debt investments listed above are pledged to financing facilities and are not available to satisfy the creditors of the Company.
(6)The investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2024, non-qualifying assets represented 14.3% of total assets as calculated in accordance with regulatory requirements.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
123Dentist, Inc.	Delayed Draw Term Loan	8/9/2026	$251	$—
ACI Group Holdings, Inc.	Revolver	8/2/2027	6,362	—
Accountor Group	Term Loan	9/18/2031	803	—
Accountor Group	Delayed Draw Term Loan	9/18/2031	299	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	1,189	—
AI Altius US Bidco, Inc.	Delayed Draw Term Loan	12/21/2028	500	—
AI Titan Parent Inc	Delayed Draw Term Loan	9/30/2026	870	—
AI Titan Parent Inc	Revolver	8/29/2031	544	(5)
Alera Group, Inc.	Delayed Draw Term Loan	11/17/2025	897	—
Allium Buyer, LLC	Revolver	5/2/2029	249	—
American Restoration Holdings, LLC	Revolver	7/19/2030	1,024	—
American Restoration Holdings, LLC	Delayed Draw Term Loan	1/24/2025	443	—
American Restoration Holdings, LLC	Delayed Draw Term Loan	7/24/2026	3,574	(36)
Amerilife Holdings, LLC	Revolver	8/31/2028	243	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	6/17/2026	453	—
Amerivet Partners Management, Inc.	Revolver	2/25/2028	589	—
Anaplan, Inc.	Revolver	6/21/2028	161	—
Apex Companies, LLC	Delayed Draw Term Loan	8/28/2026	10,015	(75)
Armada Parent, Inc.	Revolver	10/29/2027	3,000	(30)
Arnhem BidCo GmbH	Term Loan	9/18/2031	53,859	—
Arnhem BidCo GmbH	Delayed Draw Term Loan	9/18/2031	12,241	—
Artisan Acquisitionco Ltd	Delayed Draw Term Loan	9/30/2027	7,938	(79)
Ascend Buyer, LLC	Revolver	9/30/2027	1,293	—
AuditBoard Inc	Delayed Draw Term Loan	7/12/2026	4,414	—
AuditBoard Inc	Revolver	7/12/2031	1,766	(18)
Azurite Intermediate Holdings Inc.	Delayed Draw Term Loan	3/30/2026	9,234	—
Azurite Intermediate Holdings Inc.	Revolver	3/19/2031	4,104	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Baker Tilly Advisory Group LP	Revolver	6/3/2030	$9,856	$(99)
Baker Tilly Advisory Group LP	Delayed Draw Term Loan	6/3/2026	7,034	(53)
Bamboo US BidCo, LLC	Delayed Draw Term Loan	3/31/2025	55	—
Bamboo US BidCo, LLC	Revolver	9/28/2029	142	—
Bazaarvoice, Inc.	Revolver	5/7/2026	28,662	—
Bimini Group Purchaser Inc	Delayed Draw Term Loan	4/26/2026	18,925	(95)
Bimini Group Purchaser Inc	Revolver	4/26/2031	2,804	—
BlueCat Networks, Inc.	Term Loan	8/8/2028	1,565	—
Bluefin Holding, LLC	Revolver	9/12/2029	2,244	(11)
BradyIFS Holdings, LLC	Delayed Draw Term Loan	10/31/2025	2,880	—
Brave Parent Holdings, Inc.	Delayed Draw Term Loan	5/28/2025	3,058	—
Brave Parent Holdings, Inc.	Revolver	11/29/2030	3,641	—
Caerus US 1, Inc.	Delayed Draw Term Loan	10/28/2024	836	—
Caerus US 1, Inc.	Revolver	5/25/2029	684	—
Caerus US 1, Inc.	Delayed Draw Term Loan	10/28/2024	178	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	43,592	—
Canadian Hospital Specialties Ltd.	Revolver	4/15/2027	1,472	—
Caribou Bidco Ltd	Delayed Draw Term Loan	7/9/2027	5,106	—
Castle Management Borrower, LLC	Revolver	11/3/2029	2,625	—
CFGI Holdings, LLC	Revolver	11/2/2027	1,050	—
CFS Brands, LLC	Delayed Draw Term Loan	4/2/2025	6,241	(62)
CFS Brands, LLC	Revolver	10/2/2030	18,177	—
Channelside AcquisitionCo, Inc.	Delayed Draw Term Loan	4/28/2025	1,980	(6)
Channelside AcquisitionCo, Inc.	Delayed Draw Term Loan	4/28/2025	19	—
Channelside AcquisitionCo, Inc.	Revolver	5/15/2029	2,330	—
Charger Debt Merger Sub, LLC	Revolver	5/31/2030	1,522	(15)
Charger Debt Merger Sub, LLC	Delayed Draw Term Loan	5/31/2026	4,633	—
Cisive Holdings Corp	Revolver	12/8/2027	1,111	(22)
Clearview Buyer, Inc.	Revolver	2/26/2027	898	—
Compsych Investments Corp	Delayed Draw Term Loan	7/22/2027	3,471	(9)
Connatix Buyer, Inc.	Revolver	7/14/2027	4,193	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	4,002	(20)
Consor Intermediate II LLC	Revolver	5/10/2031	1,067	(5)
Continental Buyer Inc	Revolver	4/2/2031	2,715	(41)
Continental Buyer Inc	Delayed Draw Term Loan	4/2/2026	7,239	(54)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	3,509	(38)
COP Home Services TopCo IV, Inc.	Delayed Draw Term Loan	12/30/2027	8,730	(131)
Coupa Software Inc.	Delayed Draw Term Loan	8/27/2025	164	(2)
Coupa Software Inc.	Revolver	2/27/2029	126	—
CPI Buyer, LLC	Delayed Draw Term Loan	11/23/2025	1,477	—
CPI Buyer, LLC	Revolver	11/1/2026	3,214	(64)
CRCI Longhorn Holdings Inc	Revolver	8/27/2031	956	—
CRCI Longhorn Holdings Inc	Delayed Draw Term Loan	8/27/2026	2,867	(14)
Crewline Buyer, Inc.	Revolver	11/8/2030	6,438	(62)
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/30/2026	973	—
CT Technologies Intermediate Holdings, Inc.	Revolver	8/30/2031	2,433	(24)
Cumming Group, Inc.	Revolver	11/16/2027	12,695	—
Cumming Group, Inc.	Delayed Draw Term Loan	5/21/2025	6,128	—
DCG Acquisition Corp	Revolver	6/13/2031	5,937	(59)
DCG Acquisition Corp	Delayed Draw Term Loan	6/13/2026	5,937	(30)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Dechra Pharmaceuticals Holdings Ltd	Delayed Draw Term Loan	1/24/2026	$260	$(3)
Dechra Pharmaceuticals Holdings Ltd	Delayed Draw Term Loan	1/24/2026	218	(3)
Denali Bidco Ltd	Delayed Draw Term Loan	4/17/2026	300	(3)
DM Intermediate Parent LLC	Revolver	9/30/2030	5,206	(78)
DM Intermediate Parent LLC	Delayed Draw Term Loan	9/30/2026	7,809	—
Doc Generici (Diocle S.p.A.)	Delayed Draw Term Loan	10/26/2024	1,682	(14)
DTA Intermediate II Ltd.	Delayed Draw Term Loan	3/27/2026	16,154	—
DTA Intermediate II Ltd.	Revolver	3/27/2030	10,769	—
Eden Acquisitionco Ltd	Delayed Draw Term Loan	11/17/2025	43,368	(641)
Elements Finco Ltd	Delayed Draw Term Loan	4/30/2027	10,851	(58)
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2025	14,586	(146)
Endeavor Schools Holdings, LLC	Delayed Draw Term Loan	1/18/2025	5,776	—
ENV Bidco AB	Delayed Draw Term Loan	7/28/2025	433	(4)
Episerver, Inc.	Revolver	4/9/2026	2,064	(21)
Essential Services Holding Corp	Delayed Draw Term Loan	6/17/2026	2,297	(11)
Essential Services Holding Corp	Revolver	6/17/2030	1,436	(14)
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	3,378	—
Everbridge Holdings, LLC	Revolver	7/2/2031	2,222	(11)
Experity, Inc.	Revolver	2/24/2028	1,495	—
Experity, Inc.	Delayed Draw Term Loan	9/13/2026	4,435	—
Fern Bidco Ltd	Delayed Draw Term Loan	7/3/2027	12,844	(272)
Fidelis Insurance Holdings Ltd	Term Loan	8/21/2031	149,131	—
Formulations Parent Corp.	Revolver	11/15/2029	1,429	(14)
Foundation Risk Partners Corp.	Revolver	10/29/2029	4,101	(62)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	10/29/2025	577	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	5/21/2026	4,582	(23)
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	516	—
Frontline Road Safety, LLC	Delayed Draw Term Loan	6/15/2025	2,232	—
FusionSite Midco, LLC	Revolver	11/17/2029	4,209	(95)
FusionSite Midco, LLC	Delayed Draw Term Loan	9/25/2025	19,572	—
G&A Partners Holding Company II, LLC	Delayed Draw Term Loan	3/1/2026	11,967	—
G&A Partners Holding Company II, LLC	Revolver	3/1/2030	3,288	(16)
Galway Borrower, LLC	Revolver	9/30/2027	6,714	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/7/2026	53,138	(266)
Galway Borrower, LLC	Delayed Draw Term Loan	7/25/2025	5	—
Gannett Fleming Inc	Revolver	8/5/2030	6,237	(94)
Gatekeeper Systems Inc	Delayed Draw Term Loan	8/27/2026	10,584	—
Gatekeeper Systems Inc	Revolver	8/28/2030	2,117	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	1,200	—
Gigamon Inc.	Revolver	3/11/2028	87	—
Gimlet Bidco GmbH	Delayed Draw Term Loan	4/23/2027	10,924	—
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	12/2/2024	2,086	—
GovernmentJobs.com, Inc.	Revolver	12/2/2027	1,153	(18)
Granicus Inc.	Delayed Draw Term Loan	8/2/2026	817	(4)
Granicus Inc.	Revolver	1/17/2031	2,448	—
Graphpad Software, LLC	Revolver	6/28/2031	2,264	(11)
Graphpad Software, LLC	Delayed Draw Term Loan	6/28/2026	5,433	—
GS Acquisitionco Inc	Delayed Draw Term Loan	3/26/2026	2,640	—
GS Acquisitionco Inc	Revolver	5/25/2028	1,741	—
Gusto Sing Bidco Pte Ltd	Delayed Draw Term Loan	10/28/2028	101	(3)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Hargreaves Lansdown	Term Loan	9/26/2031	$19,008	$—
High Street Buyer, Inc.	Revolver	4/16/2027	2,254	(45)
High Street Buyer, Inc.	Delayed Draw Term Loan	2/4/2025	8,955	—
High Street Buyer, Inc.	Delayed Draw Term Loan	3/1/2026	20,953	(210)
Icefall Parent, Inc.	Revolver	1/17/2030	3,104	(23)
IEM New Sub 2, LLC	Delayed Draw Term Loan	8/8/2026	13,164	(99)
IG Investments Holdings, LLC	Revolver	9/22/2027	4,416	—
Imagine 360 LLC	Delayed Draw Term Loan	9/18/2026	2,413	(12)
Imagine 360 LLC	Revolver	9/30/2028	1,514	(15)
Inception Fertility Ventures, LLC	Revolver	4/29/2030	2,098	(42)
Inception Fertility Ventures, LLC	Delayed Draw Term Loan	4/29/2026	10,488	—
Integrity Marketing Acquisition LLC	Delayed Draw Term Loan	8/23/2026	22,235	(111)
Integrity Marketing Acquisition LLC	Revolver	8/27/2028	2,767	—
IQN Holding Corp	Revolver	5/2/2028	453	—
IRI Group Holdings Inc	Revolver	12/1/2027	6,072	—
Iris Buyer, LLC	Revolver	10/2/2029	3,673	(101)
Iris Buyer, LLC	Delayed Draw Term Loan	4/2/2025	1,426	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/17/2028	83	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/20/2026	177	(1)
Java Buyer, Inc.	Delayed Draw Term Loan	6/26/2026	1,543	—
Java Buyer, Inc.	Revolver	12/15/2027	367	(4)
Java Buyer, Inc.	Revolver	12/15/2027	735	(7)
JS Parent Inc	Revolver	4/24/2031	3,452	(17)
Kattegat Project Bidco AB	Delayed Draw Term Loan	10/5/2026	7,030	(90)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	784	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/8/2025	906	—
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2025	307	—
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2026	307	(2)
Kona Buyer, LLC	Revolver	7/23/2031	123	(1)
Kwol Acquisition, Inc.	Revolver	12/6/2029	785	—
LPW Group Holdings, Inc.	Revolver	3/15/2030	5,373	(81)
Magic Bidco Inc	Delayed Draw Term Loan	7/1/2026	7,958	—
Magic Bidco Inc	Revolver	7/1/2030	1,592	—
Magneto Components BuyCo, LLC	Revolver	12/5/2029	5,508	—
Magneto Components BuyCo, LLC	Delayed Draw Term Loan	6/5/2025	6,610	(83)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	295	—
Material Holdings, LLC	Revolver	8/17/2027	353	(42)
MB2 Dental Solutions, LLC	Delayed Draw Term Loan	8/12/2025	4,952	(16)
MB2 Dental Solutions, LLC	Delayed Draw Term Loan	8/12/2025	6,933	—
MB2 Dental Solutions, LLC	Revolver	2/13/2031	1,382	—
Mercury Bidco Globe Limited	Delayed Draw Term Loan	1/31/2026	14,933	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	268	—
Monk Holding Co.	Delayed Draw Term Loan	12/1/2024	917	—
More Cowbell II, LLC	Delayed Draw Term Loan	9/1/2025	871	(11)
More Cowbell II, LLC	Revolver	9/1/2029	707	—
MPG Parent Holdings, LLC	Delayed Draw Term Loan	1/8/2026	1,607	—
MPG Parent Holdings, LLC	Revolver	1/8/2030	1,339	—
MRI Software, LLC	Revolver	2/10/2026	7,361	(239)
NAVEX TopCo, Inc.	Revolver	11/9/2028	5,394	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Navigator Acquiror, Inc.	Delayed Draw Term Loan	1/16/2025	$11,548	$—
NDC Acquisition Corp.	Revolver	3/9/2027	3,425	—
Neptune BidCo SAS	Delayed Draw Term Loan	4/2/2031	2,051	—
Neptune Holdings, Inc.	Revolver	8/14/2030	933	—
Netsmart Technologies Inc	Delayed Draw Term Loan	8/23/2026	4,345	—
Netsmart Technologies Inc	Revolver	8/23/2031	4,432	(44)
Noble Midco 3 Ltd	Delayed Draw Term Loan	6/10/2027	3,875	(19)
Noble Midco 3 Ltd	Revolver	6/10/2030	2,583	(13)
North Haven Ushc Acquisition Inc	Revolver	10/30/2027	1,892	—
North Haven Ushc Acquisition Inc	Delayed Draw Term Loan	8/28/2026	4,544	—
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	1/21/2025	4,472	—
Oranje Holdco Inc	Revolver	2/1/2029	250	—
Orisha SAS	Term Loan	10/4/2031	13,498	—
Orisha SAS	Delayed Draw Term Loan	10/4/2031	984	—
Orisha SAS	Revolver	10/4/2031	5,192	—
Oxford Global Resources Inc	Revolver	8/17/2027	2,961	—
Paisley Bidco Ltd	Delayed Draw Term Loan	4/18/2027	4,689	(37)
Park Place Technologies, LLC	Delayed Draw Term Loan	9/1/2025	17,767	(89)
Park Place Technologies, LLC	Revolver	3/25/2030	11,193	—
Pavion Corp.	Delayed Draw Term Loan	10/30/2025	2,559	—
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/1/2026	8,687	(87)
PDI TA Holdings, Inc.	Revolver	2/3/2031	3,800	(29)
Petrus Buyer Inc	Delayed Draw Term Loan	10/17/2025	260	—
Petrus Buyer Inc	Revolver	10/17/2029	272	—
Patriot Growth Insurance Services, LLC.	Revolver	10/16/2028	391	—
Patriot Growth Insurance Services, LLC.	Delayed Draw Term Loan	10/16/2028	2,440	—
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	5,009	—
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	5/29/2026	36,397	(455)
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	9/6/2025	29	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	159	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/7/2026	309	(2)
Profile Products, LLC	Revolver	11/12/2027	353	—
Profile Products, LLC	Revolver	11/12/2027	172	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	11/8/2024	16,623	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	11/8/2024	333	—
PT Intermediate Holdings III LLC	Delayed Draw Term Loan	4/4/2026	4,338	—
Qualus Power Services Corp.	Delayed Draw Term Loan	5/9/2026	77,939	—
Rally Buyer, Inc.	Revolver	7/19/2028	38	—
Recorded Future Inc	Delayed Draw Term Loan	6/28/2026	4,011	—
Recorded Future Inc	Revolver	6/28/2030	2,486	(25)
Redwood Services Group, LLC	Delayed Draw Term Loan	8/15/2025	73,181	—
Relativity ODA, LLC	Revolver	5/12/2027	2,966	(32)
RoadOne Inc	Revolver	12/30/2028	275	—
Safety Borrower Holdings LP	Revolver	9/1/2027	233	—
Sam Holding Co, Inc.	Revolver	3/24/2027	4,500	—
Scorpio BidCo SAS	Delayed Draw Term Loan	4/3/2026	4,386	(49)
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	203	—
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	122	—
SG Acquisition Inc	Revolver	4/3/2030	8,301	—
Skopima Consilio Parent LLC	Revolver	5/14/2026	4,200	(30)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Smile Doctors, LLC	Delayed Draw Term Loan	6/9/2025	$1,609	$—
Smile Doctors, LLC	Revolver	12/23/2027	1,233	(31)
Sparta UK Bidco Ltd	Delayed Draw Term Loan	9/25/2028	7,696	—
SpecialtyCare, Inc.	Revolver	6/18/2026	614	—
Spectrum Safety Solutions Purchaser, LLC	Delayed Draw Term Loan	7/1/2026	16,126	(121)
Spectrum Safety Solutions Purchaser, LLC	Revolver	7/1/2030	13,653	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	371	(2)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	4/24/2026	671	—
STV Group, Inc.	Delayed Draw Term Loan	3/20/2026	6,976	(70)
STV Group, Inc.	Revolver	3/20/2031	4,186	—
Tennessee Bidco Limited	Delayed Draw Term Loan	7/1/2026	30,349	—
The Fertility Partners, Inc.	Revolver	9/16/2027	1,060	(13)
The GI Alliance Management, LLC	Delayed Draw Term Loan	3/1/2026	39,916	—
The Hiller Companies LLC	Delayed Draw Term Loan	6/20/2026	1,815	—
The Hiller Companies LLC	Revolver	6/20/2030	1,432	(14)
Trader Corp.	Term Loan	9/9/2026	32,516	—
Trader Corp.	Term Loan	9/9/2026	7,960	—
Trader Corp.	Second Lien Term Loan	8/14/2026	39,705	—
Trader Corp.	Revolver	9/9/2026	1,898	—
Trader Corp.	Revolver	12/22/2028	727	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	12/31/2024	7,907	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2028	7,269	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/20/2025	1,433	—
Triple Lift, Inc.	Revolver	5/6/2028	4,747	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	28,117	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	20,901	—
Unified Women's Healthcare LP	Revolver	6/18/2029	241	—
Unified Women's Healthcare LP	Delayed Draw Term Loan	3/25/2026	14,670	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	12/31/2024	28,800	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	3,735	—
World Insurance Associates, LLC	Revolver	4/3/2028	2,939	—
Varicent Parent Holdings Corp	Delayed Draw Term Loan	8/23/2026	3,017	—
Varicent Parent Holdings Corp	Revolver	8/23/2031	1,557	(23)
Water Holdings Acquisition LLC	Delayed Draw Term Loan	7/31/2026	5,994	(30)
West Monroe Partners, LLC	Revolver	11/9/2027	1,443	—
WHCG Purchaser III Inc	Delayed Draw Term Loan	6/30/2027	7,044	—
World Insurance Associates, LLC	Delayed Draw Term Loan	4/21/2025	31,383	—
WPEngine, Inc.	Revolver	8/14/2029	6,667	(200)
Young & Associates, LLC	Term Loan	10/1/2031	7,809	—
Young & Associates, LLC	Delayed Draw Term Loan	10/1/2031	3,270	—
Young & Associates, LLC	Revolver	10/1/2031	1,562	—
Zellis Topco Ltd.	Term Loan	1/13/2026	8,459	—
Zendesk Inc	Delayed Draw Term Loan	11/22/2025	361	(5)
Zendesk Inc	Revolver	7/23/2030	169	—
Zeus, LLC	Revolver	2/8/2030	3,426	(17)
Zeus, LLC	Delayed Draw Term Loan	2/27/2026	4,568	(34)
Zorro Bidco Ltd	Delayed Draw Term Loan	8/13/2027	7,647	—
Total Unfunded Commitments			$1,849,981	$(5,767)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)

(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of September 30, 2024 was 0.50%.
(10)The interest rate floor on these investments as of September 30, 2024 was 0.75%.
(11)The interest rate floor on these investments as of September 30, 2024 was 1.00%.
(12)The interest rate floor on these investments as of September 30, 2024 was 1.25%.
(13)The interest rate floor on these investments as of September 30, 2024 was 1.50%.
(14)The interest rate floor on these investments as of September 30, 2024 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2024
(in thousands)
(Unaudited)
(16)Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2024, the Company’s non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of September 30, 2024	Dividend and Interest Income
Non-controlled/Affiliated Investments
Blackstone Donegal Holdings LP	$5,790	$—	$—	$1,014	$—	$6,804	$—
Material Holdings, LLC	—	20,955	—	185	—	21,140	715
Material Holdings, LLC	—	5,145	—	(2,073)	—	3,072	188
Material+ Holding Company, LLC	—	—	—	—	—	—	—
Total	$5,790	$26,100	$—	$(874)	$—	$31,016	$903
(17)Loan was on non-accrual status as of September 30, 2024.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities”. As of September 30, 2024, the aggregate fair value of these securities is $11,978.6 million or 210.18% of the Company’s net assets. The initial acquisition dates have been included for such securities.
ADDITIONAL INFORMATION

Interest Rate Swaps
Counterparty	Hedged Instrument	Company Receives	Company Pays		Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation) (1)
Sumitomo Mitsui Banking Corporation	November 2027 Notes	5.88%	SOFR +	1.38%	11/15/2027	$400,000	$13,169	$—	$13,169
Total Interest Rate Swaps							$13,169	$—	$13,169
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
The Company consolidated the results of the Company’s wholly-owned subsidiaries which are considered to be investment companies. As of September 30, 2024, the Company's consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”), BGSL Big Sky Funding LLC (“Big Sky Funding”), BGSL Investments LLC (“BGSL Investments”), BXSL Associates GP (Lux) S.à r.l, BXSL Direct Lending (Lux) SCSp, BXSL C-1 LLC, and BXSL C-2 Funding LLC.
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
Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period, and these differences could be material. Additionally, the fair value of the Company’s investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that the Company may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly-traded securities. If the Company was required to liquidate a portfolio investment in a forced or liquidation sale, it could realize significantly less than the value at which the Company has recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.”
Receivables/Payables From Investments Sold/Purchased
Receivables/payables from investments sold/purchased consist of amounts receivable to or payable by the Company for transactions that have not settled at the reporting date.
Derivative Instruments
The Company recognizes all derivative instruments as assets or liabilities at fair value in its Condensed Consolidated Statements of Assets and Liabilities as Derivative assets at fair value and Derivative liabilities at fair value, respectively. Derivative contracts entered into by the Company are not designated in hedge accounting relationships and all changes in fair value are recognized through current period gains or losses.
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
The Company includes net changes in fair values on investments held resulting from foreign exchange rate fluctuations in Translation of assets and liabilities in foreign currencies on the Condensed Consolidated Statements of Operations, if any. Foreign security and currency transactions may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices more volatile than those of comparable U.S. companies or U.S. government securities.
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and nine months ended September 30, 2024, the Company recorded $1.6 million and $3.8 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and nine months ended September 30, 2023, the Company recorded $1.0 million and $14.4 million, respectively, in non-recurring interest income.
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
For further information regarding the non-accrual status of investments refer to “Note 4. Investments.”
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
For the three and nine months ended September 30, 2024, the Company incurred $3.9 million and $10.7 million, respectively, of U.S. federal excise tax. For the three and nine months ended September 30, 2023, the Company incurred $5.0 million and $12.6 million, respectively, of U.S. federal excise tax.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Adviser implemented a waiver effective from the consummation of the IPO to extend the Company’s pre-IPO fee structure for a period of two years. With the waiver in place, instead of having the base management fee and each incentive fee increase to 1.00% and 17.5%, respectively, following the IPO, each such fee remained at 0.75% and 15.0%, respectively, for a period of two years following the IPO (the “Waiver Period”). As a result of the fee waiver, the pre-listing management fee and incentive fee rates paid by the Company to the Adviser did not increase during the Waiver Period. Amounts waived by the Adviser are not subject to recoupment by the Adviser. The Waiver Period ended on October 28, 2023.
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
For the three and nine months ended September 30, 2024, base management fees were $30.2 million and $84.3 million, respectively. For the three and nine months ended September 30, 2023, base management fees were $24.2 million and $73.2 million, respectively, of which $6.1 million and $18.3 million, respectively, were waived. The Waiver Period ended on October 28, 2023.
As of September 30, 2024 and December 31, 2023, $30.2 million and $23.0 million, respectively, was payable to the Adviser relating to management fees.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of return of 1.5% per quarter (6.0% annualized).
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
(ii) Capital gains based incentive fee:
Starting from the completion of the IPO, the second part of the incentive fee, a capital gains incentive fee, is determined and payable in arrears as of the end of each calendar year in an amount equal to 17.5% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains based incentive fees as calculated in accordance with GAAP.
Prior to the IPO, the second part of the incentive fee, a capital gains incentive fee, was determined and payable in arrears as of the end of each calendar year in an amount equal to 15.0% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains based incentive fees as calculated in accordance with GAAP. However, similar to the voluntary waivers referenced above, the Adviser voluntarily waived its right to receive a capital gains based incentive fee above 15% from the date of consummation of the IPO through the Waiver Period. The Company will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. Amounts waived by the Adviser are not subject to recoupment by the Adviser.
For the three and nine months ended September 30, 2024, the Company accrued income based incentive fees of $38.2 million and $111.4 million, respectively. For the three and nine months ended September 30, 2023, the Company accrued income based incentive fees of $33.4 million and $98.3 million, respectively, of which $4.8 million and $14.0 million, respectively, were waived. The Waiver Period ended on October 28, 2023.
As of September 30, 2024 and December 31, 2023, $38.2 million and $34.4 million, respectively, was payable to the Adviser for income based incentive fees.
For the three and nine months ended September 30, 2024, the Company reversed previously accrued capital gains based incentive fees of $6.0 million and accrued capital gains based incentive fees of $0.3 million, respectively. For the three and nine months ended September 30, 2023, the Company accrued capital gains based incentive fees of $1.5 million and reversed previously accrued capital gains based incentive fees of $4.0 million, respectively.

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
For providing these services, the Company will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals (including information technology professionals) at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three and nine months ended September 30, 2024 and 2023.
For the three and nine months ended September 30, 2024, the Company incurred $0.5 million and $2.0 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, the Company incurred $0.5 million and $1.6 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations.
As of September 30, 2024 and December 31, 2023, $1.2 million and $1.1 million, respectively, was unpaid and included in Due to affiliates in the Condensed Consolidated Statements of Assets and Liabilities.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Pursuant to the Expense Support Agreement, following any calendar quarter in which Available Operating Funds (as defined below) exceeded the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (the “Excess Operating Funds”), the Company was required to pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar quarter were reimbursed. Any payments required to be made by the Company to the Adviser are referred to herein as a “Reimbursement Payment.” Available Operating Funds means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
The Expense Support Agreement terminated by its own terms on October 28, 2021. The Company’s obligation to make Reimbursement Payments survived the termination of the Expense Support Agreement and may be made for a period of up to three years, in accordance with the terms of the Expense Support Agreement. The Company’s obligation to make a Reimbursement Payment becomes a liability of the Company on the last business day of the applicable calendar quarter. As of September 30, 2024 and 2023, there were no amounts subject to the Reimbursement Payment obligation.
As of September 30, 2024 and 2023, there were no unreimbursed Expense Payments remaining. For the three and nine months ended September 30, 2024 and 2023, the Adviser made no Expense Payments and the Company made no Reimbursement Payments related to Expense Payments by the Adviser.
Other Related Party Transactions
In the ordinary course of our business, the Company and its subsidiaries may buy loans from and sell loans to other investors, including QIA FIG Glass Holding Limited or its subsidiaries (“QIA”), on an arm’s-length basis. As a result of its ownership of more than 5% of the Company’s Common Shares, QIA is considered to be a “related person”. For the three and nine months ended September 30, 2024, the Company purchased a loan from QIA with a par value of $3.4 million for a total cash purchase price based on then-current fair value (at the time of purchase) of $3.4 million. As of September 30, 2024, the amount payable to QIA of $3.4 million was included within Due to affiliates in the Condensed Consolidated Statements of Assets and Liabilities.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$11,878,295	$11,819,453	98.7%	$9,817,402	$9,722,061	98.5%
Second lien debt	44,633	42,415	0.3	43,347	41,515	0.4
Unsecured debt	12,590	12,724	0.1	9,930	9,924	0.1
Equity	71,004	104,024	0.9	63,480	94,940	1.0
Total	$12,006,522	$11,978,616	100.0%	$9,934,159	$9,868,440	100.0%

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The industry composition of investments at fair value was as follows:

	September 30, 2024	December 31, 2023
Aerospace & Defense	4.6%	5.2%
Air Freight & Logistics	3.4	4.2
Auto Components (1)	0.0	—
Building Products	2.6	3.2
Chemicals	0.4	0.1
Commercial Services & Supplies	7.7	7.8
Construction & Engineering	1.0	0.5
Containers & Packaging	0.2	0.2
Distributors	3.4	5.7
Diversified Consumer Services	4.9	3.9
Diversified Telecommunication Services	1.1	1.4
Electrical Equipment	0.9	1.1
Electronic Equipment, Instruments & Components	1.7	1.3
Electric Utilities	0.6	0.6
Energy Equipment & Services	0.2	0.4
Financial Services	0.8	1.4
Ground Transportation	0.2	0.2
Health Care Equipment & Supplies	0.7	0.6
Health Care Providers & Services	10.2	10.7
Health Care Technology	5.5	5.1
Industrial Conglomerates	—	0.1
Insurance	5.8	5.4
Interactive Media & Services	0.1	—
Internet & Direct Marketing Retail	2.6	3.2
IT Services	4.2	2.9
Machinery (2)	0.1	0.0
Marine	0.5	0.3
Media	0.6	0.1
Oil, Gas & Consumable Fuels	0.8	1.0
Paper & Forest Products	0.1	0.1
Pharmaceuticals	0.2	0.2
Professional Services	8.9	7.8
Real Estate Management & Development	0.8	0.9
Software	18.4	17.4
Specialty Retail	1.4	1.7
Technology Hardware, Storage & Peripherals	0.7	0.8
Trading Companies & Distributors	1.1	0.5
Transportation Infrastructure	3.6	4.0
Total	100.0%	100.0%
(1)Amount rounds to less than 0.1% as of September 30, 2024.
(2)Amount rounds to less than 0.1% as of December 31, 2023.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The geographic composition of investments at cost and fair value was as follows:

	September 30, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$10,807,992	$10,761,113	89.9%	188.8%
Canada	271,723	278,230	2.3	4.9
Bermuda/Cayman Islands	439	600	0.0	0.0
Europe	924,440	936,707	7.8	16.4
Asia	1,928	1,966	0.0	0.0
Total	$12,006,522	$11,978,616	100.0%	210.1%

	December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$9,381,707	$9,317,684	94.4%	188.2%
Canada	275,579	278,103	2.8	5.6
Bermuda/Cayman Islands	436	473	0.0	0.0
Europe	276,437	272,180	2.8	5.5
Total	$9,934,159	$9,868,440	100.0%	199.3%
As of September 30, 2024 and December 31, 2023, three borrowers (across six loans) and one borrower (one loan) in the portfolio were on non-accrual status, respectively.
As of September 30, 2024 and December 31, 2023, on a fair value basis, 99.8% and 99.9%, respectively, of performing debt investments bore interest at a floating rate and 0.2% and 0.1%, respectively, of performing debt investments bore interest at a fixed rate.
Note 5. Fair Value Measurements
The following tables present the fair value hierarchy of financial instruments:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$106,622	$11,712,831	$11,819,453
Second lien debt	—	—	42,415	42,415
Unsecured debt	—	—	12,724	12,724
Equity	—	—	104,024	104,024
Total	$—	$106,622	$11,871,994	$11,978,616

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$157,858	$9,564,203	$9,722,061
Second lien debt	—	—	41,515	41,515
Unsecured debt	—	—	9,924	9,924
Equity	—	—	94,940	94,940
Total	$—	$157,858	$9,710,582	$9,868,440

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
The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total Investments
Fair value, beginning of period	$10,975,967	$41,985	$12,278	$97,616	$11,127,846
Purchases of investments	974,120	534	431	5,333	980,418
Proceeds from principal repayments and sales of investments	(296,497)	—	—	—	(296,497)
Accretion of discount/(amortization of premium)	9,336	24	11	—	9,371
Net realized gain (loss)	(17,283)	—	—	—	(17,283)
Net change in unrealized appreciation (depreciation)	10,172	(128)	4	1,075	11,123
Transfers into Level 3 (1)	57,016	—	—	—	57,016
Transfers out of Level 3 (1)	—	—	—	—	—
Fair value, end of period	$11,712,831	$42,415	$12,724	$104,024	$11,871,994
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2024 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(5,674)	$(128)	$4	$1,075	$(4,723)

	Nine Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total Investments
Fair value, beginning of period	$9,564,203	$41,515	$9,924	$94,940	$9,710,582
Purchases of investments	2,620,371	1,215	2,629	7,524	2,631,739
Proceeds from principal repayments and sales of investments	(569,172)	—	—	—	(569,172)
Accretion of discount/(amortization of premium)	27,895	72	31	—	27,998
Net realized gain (loss)	(16,660)	—	—	—	(16,660)
Net change in unrealized appreciation (depreciation)	36,757	(387)	140	1,560	38,070
Transfers into Level 3 (1)	50,239	—	—	—	50,239
Transfers out of Level 3 (1)	(802)	—	—	—	(802)
Fair value, end of period	$11,712,831	$42,415	$12,724	$104,024	$11,871,994
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2024 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$19,118	$(387)	$134	$1,561	$20,426

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	Three Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$8,934,769	$40,086	$110,167	$9,085,022
Purchases of investments	399,838	461	766	401,065
Proceeds from principal repayments and sales of investments	(176,756)	—	—	(176,756)
Accretion of discount/(amortization of premium)	8,433	31	—	8,464
Net realized gain (loss)	(7,225)	—	—	(7,225)
Net change in unrealized appreciation (depreciation)	7,233	137	688	8,058
Transfers into Level 3 (1)	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—
Fair value, end of period	$9,166,292	$40,715	$111,621	$9,318,628
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2023 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$1,219	$137	$682	$2,038

	Nine Months Ended September 30, 2023
	First Lien Debt	Second Lien Debt	Equity	Total Investments
Fair value, beginning of period	$9,275,511	$46,336	$150,949	$9,472,796
Purchases of investments	643,168	1,298	766	645,232
Proceeds from principal repayments and sales of investments	(661,493)	(7,351)	(43,850)	(712,694)
Accretion of discount/(amortization of premium)	37,399	102	—	37,501
Net realized gain (loss)	(15,150)	(49)	7,212	(7,987)
Net change in unrealized appreciation (depreciation)	(26,142)	379	(3,456)	(29,219)
Transfers into Level 3 (1)	4,938	—	—	4,938
Transfers out of Level 3 (1)	(91,939)	—	—	(91,939)
Fair value, end of period	$9,166,292	$40,715	$111,621	$9,318,628
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2023 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(27,360)	$168	$(3,463)	$(30,655)
(1)For the three and nine months ended September 30, 2024 and 2023, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.

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

	September 30, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$11,480,452	Yield Analysis	Discount Rate	4.62%	17.50%	9.41%
	70,858	Asset Recoverability	Market Multiple	8.00x	11.25x	9.72x
	96,358	Market Quotations	Broker quoted price	96.75	99.5	98.92
	65,163	Market Approach	Performance Multiple	10.70x	10.70x	10.70x
	11,712,831
Investments in second lien debt	42,415	Yield Analysis	Discount Rate	8.94%	16.14%	12.69%
Investments in unsecured debt	12,724	Yield Analysis	Discount Rate	12.77%	13.95%	13.79%
Investments in equity	63,431	Market Approach	Performance Multiple	6.55x	31.50x	12.39x
	14,843	Option Pricing Model	Expected Volatility	32.00%	56.00%	38.32%
	25,750	Yield Analysis	Discount Rate	8.74%	17.91%	11.70%
	104,024
Total	$11,871,994

	December 31, 2023
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$9,533,700	Yield Analysis	Discount Rate	7.68%	30.89%	10.31%
	30,503	Asset Recoverability	Market Multiple	10.50x	10.50x	10.50x
	9,564,203
Investments in second lien debt	41,515	Yield Analysis	Discount Rate	10.18%	14.38%	12.69%
Investments in unsecured debt	9,924	Yield Analysis	Discount Rate	14.90%	14.90%	14.90%
Investments in equity	60,007	Market Approach	Performance Multiple	6.40x	30.00x	11.47x
	28,531	Option Pricing Model	Expected Volatility	32.00%	55.00%	42.86%
	6,402	Yield Analysis	Discount Rate	10.75%	17.92%	14.17%
	94,940
Total	$9,710,582
(1)Weighted averages are calculated based on fair value of investments.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. Significant increases in discount rates would result in a significantly lower fair value measurement. The significant unobservable input used for market quotations are broker quoted prices provided by independent pricing services. The significant unobservable input used under the market approach is the Performance Multiple. The significant unobservable input used under the asset recoverability approach is the market multiple. Significant decreases in quoted prices, Performance Multiples, or market multiples would result in a significantly lower fair value measurement. The significant input used in the option pricing model is expected volatility. Significant increases or decreases in expected volatility could result in a significantly higher or significantly lower fair market value measurement, respectively.
Financial Instruments Not Carried at Fair Value
Debt
The fair value of the Company’s SPV Financing Facilities (as defined in Note 7) and Revolving Credit Facility (as defined in Note 7), as of September 30, 2024 and December 31, 2023, approximates their carrying value as the credit facilities have variable interest based on selected short-term rates. These financial instruments would be categorized as Level 3 within the hierarchy.
The following table presents the fair value measurements of the Company's Unsecured Notes (as defined in Note 7) had they been accounted for at fair value. These financial instruments would be categorized as Level 3 within the hierarchy as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
	Fair Value	Fair Value
2026 Notes	$784,080	$763,085
New 2026 Notes	669,270	643,814
2027 Notes	605,930	583,633
2028 Notes	593,515	561,129
November 2027 Notes	406,880	—
Total	$3,059,675	$2,551,661
Other
As of September 30, 2024 and December 31, 2023, the carrying amounts of the Company’s other assets and liabilities approximate fair value. These financial instruments would be categorized as Level 3 within the fair value hierarchy.
Note 6. Derivatives
The Company enters into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate risk exposures.
The fair value of interest rate derivative contracts are included within Derivative assets at fair value and Derivative liabilities at fair value in the Condensed Consolidated Statements of Assets and Liabilities.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments as of September 30, 2024:

	September 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Interest rate swaps	$—	$13,169	$—	$13,169	$400,000
Total Derivative assets at fair value	$—	$13,169	$—	$13,169	$400,000
Cash collateral received				$—

Derivative Liabilities
Interest rate swaps	$—	$—	$—	$—	$—
Total Derivative liabilities at fair value	$—	$—	$—	$—	$—
Cash collateral posted				$1,770

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
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three and nine month periods ended September 30, 2024 and September 30, 2023, respectively.
For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item are recorded in Interest expense and recognized as components of Interest expense in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest rate swaps	$11,154	$—	$13,169	$—
Hedged items	(11,215)	—	(12,647)	—

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The table below presents the carrying value of unsecured borrowings as of September 30, 2024 and December 31, 2023 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	September 30, 2024		December 31, 2023
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured notes	$406,156	$12,647	$—	$—

Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On September 25, 2018, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of September 30, 2024 and December 31, 2023, the Company’s asset coverage was 189.0% and 200.3%, respectively.
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
As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.
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
The maximum commitment amount of the Jackson Hole Funding Facility as of September 30, 2024 was $500.0 million. The Jackson Hole Funding Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Jackson Hole Funding Facility to up to $900.0 million. Proceeds from borrowings under the Jackson Hole Funding Facility may be used to fund portfolio investments by Jackson Hole Funding and to make advances under delayed draw term loans where Jackson Hole Funding is a lender. The period during which Jackson Hole Funding may make borrowings under the Jackson Hole Funding Facility expires on November 28, 2025 and the Jackson Hole Funding Facility is scheduled to mature on May 17, 2027.
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
Big Sky Funding Facility
On December 10, 2019, Big Sky Funding, the Company’s wholly-owned subsidiary, entered into a senior secured revolving credit facility (which was subsequently amended on December 30, 2020, September 30, 2021, amended and restated on June 29, 2022, amended on March 30, 2023, amended on June 25, 2024, amended on September 25, 2024, and as further amended from time to time, the “Big Sky Funding Facility”) with Bank of America, N.A. (“Bank of America”). Bank of America serves as administrative agent, Wells Fargo serves as collateral administrator and the Company serves as manager under the Big Sky Funding Facility.
Advances under the Big Sky Funding Facility bear interest at a per annum rate equal to the one-month Term SOFR in effect, plus the applicable margin of (a) until September 25, 2024, 1.80% per annum, and (b) from and after September 25, 2024, a range between 1.50% and 1.95% per annum depending on the nature of the collateral securing the advances, subject to a floor of 1.80% per annum. Big Sky Funding is required to utilize a minimum percentage of 80% of the financing commitments. Unused amounts below such minimum utilization amount accrue a fee at a rate of 1.60% per annum. In addition, Big Sky Funding pays an unused fee of 0.45% per annum on the daily unused amount of the financing commitments in excess of the minimum utilization amount, commencing three months after the closing date of the Big Sky Funding Facility, in addition to an administrative agent servicing fee and certain other fees as agreed between Big Sky Funding and Bank of America.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Proceeds from borrowings under the Big Sky Funding Facility may be used to fund portfolio investments by Big Sky Funding and to make advances under revolving loans or delayed draw term loans where Big Sky Funding is a lender. The period during which Big Sky Funding may make borrowings under the Big Sky Funding Facility expires on March 30, 2027 and the Big Sky Funding Facility is scheduled to mature on September 30, 2027.
Revolving Credit Facility
On June 15, 2020, the Company entered into a senior secured revolving credit facility (which was most recently amended on August 6, 2024, and as further amended from time to time, the “Revolving Credit Facility”) with Citibank, N.A. (“Citi”) serving as administrative agent and collateral agent.
The Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. As of September 30, 2024, a portion of the Revolving Credit Facility consists of funded term loans in the aggregate principal amount of $388.5 million and the Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $175.0 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries in the ordinary course of business. Availability of the revolver under the Revolving Credit Facility will terminate on August 12, 2028 (other than with respect to the foreign currency commitments of certain lenders in the amount of $200.0 million, which expire on June 28, 2026) and all amounts outstanding under the Revolving Credit Facility must be repaid by August 12, 2029 (other than with respect to the foreign currency commitments of certain lenders in the amount of $200.0 million, which mature on June 28, 2027) pursuant to an amortization schedule.
Loans under the Revolving Credit Facility with respect to foreign currency commitments of certain lenders in the amount of $200.0 million bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by Citi, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.5% and (c) one month adjusted Term SOFR plus 1% per annum) plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 0.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.875%, and (y) for all other loans, the applicable benchmark rate for the related interest period for such borrowing plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 1.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.875%. All other loans under the Revolving Credit Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by Citi, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.5% and (c) one month adjusted Term SOFR plus 1% per annum) plus (A) if the gross borrowing base is equal to or greater than 2.0 times the combined revolving debt amount, 0.525%, (B) if the gross borrowing base is less than 2.0 times and is equal to or greater than 1.6 times the combined revolving debt amount, 0.650%, or (C) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.775%, and (y) for all other loans, the applicable benchmark rate for the related interest period for such borrowing plus (A) if the gross borrowing base is equal to or greater than 2.0 times the combined revolving debt amount, 1.525%, (B) if the gross borrowing base is less than 2.0 times and is equal to or greater than 1.6 times the combined revolving debt amount, 1.650%, or (C) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.775%. The Company pays an unused fee of 0.325% per annum on the daily unused amount of the revolver commitments (other than with respect to the foreign currency commitments of certain lenders in the amount of $200.0 million, for which the Company pays an unused fee of 0.375%). The Company will pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the Revolving Credit Facility.
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
As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
Unsecured Notes
The Company issued unsecured notes, as further described below: 2026 Notes, New 2026 Notes, 2027 Notes, 2028 Notes and November 2027 Notes (each as defined below) which are collectively referred to herein as the “Unsecured Notes.”
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
As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.
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
The Company’s outstanding debt obligations were as follows:

	September 30, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unamortized Debt Issuance Costs	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility (3)	$500,000	$399,874	$399,874	$—	$100,126	$100,126
Breckenridge Funding Facility	1,025,000	674,350	674,350	—	350,650	350,650
Big Sky Funding Facility	500,000	400,000	400,000	—	100,000	100,000
Revolving Credit Facility (4)	2,075,000	1,728,523	1,728,523	—	346,477	345,280
2026 Notes	800,000	800,000	797,693	2,307	—	—
New 2026 Notes	700,000	700,000	696,534	3,466	—	—
2027 Notes	650,000	650,000	643,474	6,526	—	—
2028 Notes	650,000	650,000	642,490	7,510	—	—
November 2027 Notes (5)	400,000	400,000	406,156	6,491	—	—
Total	$7,300,000	$6,402,747	$6,389,094	$26,300	$897,253	$896,056
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in U.S. dollars (USD) or certain other permitted currencies. As of September 30, 2024, the Company had no borrowings denominated in currencies other than USD.
(4)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of September 30, 2024, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 15.2 million
•Euros (EUR) 239.6 million
•British Pounds (GBP) 268.5 million
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
(4)Under the Revolving Credit Facility, the Company may borrow in USD or certain other permitted currencies. As of December 31, 2023, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 1.0 million
•Euros (EUR) 94.4 million
•British Pounds (GBP) 66.9 million
As of September 30, 2024 and December 31, 2023, $23.4 million and $38.7 million, respectively, of interest expense and $0.5 million and $1.2 million, respectively, of unused commitment fees were included in interest payable. For the three and nine months ended September 30, 2024, the weighted average interest rate (including unused fees, accretion of net discounts on unsecured debt and the impact of the application of hedge accounting) on all borrowings outstanding was 5.45% and 5.26%, respectively. For the three and nine months ended September 30, 2023, the weighted average interest rate (including unused fees and accretion of net discounts on unsecured debt) on all borrowings outstanding was 4.94% and 4.80%, respectively.
For the three and nine months ended September 30, 2024, the weighted average all-in cost of debt (including unused fees, accretion of net discounts on unsecured debt, amortization of deferred financing costs, and the impact of the application of hedge accounting) was 5.54% and 5.37%, respectively. For the three and nine months ended September 30, 2023, the weighted average all-in cost of debt (including unused fees, accretion of net discounts on unsecured debt, and amortization of deferred financing costs) was 5.07% and 4.91%, respectively.
For the three and nine months ended September 30, 2024, the average principal debt outstanding was $6,299.6 million and $5,717.0 million, respectively. For the three and nine months ended September 30, 2023, the average principal debt outstanding was $5,033.7 million and $5,341.4 million, respectively.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Borrowing interest expense	$83,385	$60,262	$219,061	$183,515
Facility unused fees	747	1,402	3,490	3,440
Amortization of deferred financing costs	1,411	1,443	4,815	3,902
Amortization of original issue discount and debt issuance costs	2,587	2,146	6,908	7,272
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(11,154)	—	(13,169)	—
Hedged items	11,215	—	12,647	—
Total Interest Expense	$88,191	$65,253	$233,752	$198,129
Cash paid for interest expense	$104,074	$79,572	$237,732	$205,586
Note 8. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2024 and December 31, 2023, the Company had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate amount of $1,850.0 million and $985.9 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of September 30, 2024 and December 31, 2023, the Company estimates that $112.9 million and $221.3 million, respectively, of investments were committed but not yet funded.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. At September 30, 2024 and December 31, 2023, management is not aware of any material pending legal proceedings.
Note 9. Net Assets
Shares Issued
The Company has the authority to issue an unlimited number of Common Shares at $0.001 per share par value.
On October 28, 2021, the Company priced its IPO, issuing 9,180,000 of its Common Shares at a public offering price of $26.15 per share. Net of underwriting fees, the Company received cash proceeds, before offering expenses, of $230.6 million. On November 4, 2021, the underwriters exercised their option to purchase an additional 1,377,000 shares of Common Shares, which resulted in cash proceeds, before offering expenses, of $33.8 million. The Company’s Common Shares began trading on the NYSE under the symbol “BXSL” on October 28, 2021. In connection with the listing of the Company’s Common Shares on the NYSE, the Board decided to eliminate any outstanding fractional Common Shares (the “Fractional Shares”), as permitted by Delaware law by rounding down the number of Fractional Shares held by each of the Company’s shareholders to the nearest whole share and paying each shareholder cash for such Fractional Shares.

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
As of September 30, 2024, the Company is party to eight separate equity distribution agreements with sales agents (“Equity Distribution Agreements”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $500.0 million of its Common Shares. Sales of Common Shares made pursuant to the Equity Distribution Agreements may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415(a)(5) under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of the Company’s Common Shares, the Company’s capital needs, and the Company’s determination of the appropriate sources of funding to meet such needs. As of September 30, 2024, Common Shares with an aggregate sales price of $492.8 million remained available for issuance under the Equity Distribution Agreements.
The following table summarizes the total Common Shares issued and proceeds received, for the three months ended September 30, 2024, through the “at-the-market” offering program:

Issuances of Common Shares	Number of Common Shares Issued	Gross Proceeds	Placement Fees/Offering Expenses	Net Proceeds (2)	Average Share Price (1)
“At-the-market” Offering	10,478,815	$313,213	$2,945	$310,268	$29.61
(1)Represents the net offering price per share after deducting placement fees and commissions and offering expenses.
(2)The Company received $1.7 million of proceeds subsequent to September 30, 2024 on October 1, 2024. The amount was recorded as Receivable for shares sold in the Condensed Consolidated Statement of Assets and Liabilities.
The following table summarizes the total Common Shares issued and proceeds received, for the nine months ended September 30, 2024, through the “at-the-market” offering program:

Issuances of Common Shares	Number of Common Shares Issued	Gross Proceeds	Placement Fees/Offering Expenses	Net Proceeds (2)	Average Share Price (1)
“At-the-market” Offering	22,698,129	$666,906	$4,481	$662,425	$29.18
(1)Represents the net offering price per share after deducting placement fees and commissions and offering expenses.
(2)The Company received $1.7 million of proceeds subsequent to September 30, 2024 on October 1, 2024. The amount was recorded as Receivable for shares sold in the Condensed Consolidated Statement of Assets and Liabilities.
The following table summarizes the total Common Shares issued and proceeds received, for the three months ended September 30, 2023, through the “at-the-market” offering program:

Issuances of Common Shares	Number of Common Shares Issued	Gross Proceeds	Placement Fees/Offering Expenses	Net Proceeds	Average Share Price (1)
“At-the-market” Offering	378,381	$10,605	$97	$10,508	$27.77
(1)Represents the net offering price per share after deducting placement fees and commissions and offering expenses.
The following table summarizes the total Common Shares issued and proceeds received, for the nine months ended September 30, 2023, through the “at-the-market” offering program:

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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Distributions
The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2024 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 28, 2024	March 31, 2024	April 26, 2024	$0.7700	$147,743
May 8, 2024	June 30, 2024	July 26, 2024	0.7700	152,706
August 7, 2024	September 30, 2024	October 25, 2024	0.7700	160,912
Total distributions			$2.3100	$461,361
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Pursuant to the Company’s dividend reinvestment plan, the following table summarizes the amounts and shares issued to shareholders who have not opted out of the Company’s DRIP during the nine months ended September 30, 2024 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 26, 2024	$5,614	206,465
April 26, 2024	5,293	173,614
July 26, 2024	5,074	173,720
Total distributions	$15,981	553,799
The following table summarizes the amounts and shares issued to shareholders who have not opted out of the Company's DRIP during the nine months ended September 30, 2023 (dollars in thousands except share amounts):

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
For the three and nine months ended September 30, 2024 and 2023, the Company did not repurchase any of its shares under the 10b-18 Plan.
Note 10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net increase (decrease) in net assets resulting from operations	$151,664	$170,995	$531,605	$454,643
Weighted average shares outstanding (basic and diluted)	203,419,337	169,843,500	196,003,012	163,842,428
Earnings (loss) per common share (basic and diluted)	$0.75	$1.01	$2.71	$2.77

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 11. Financial Highlights and Senior Securities
The following are the financial highlights for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Per Share Data (1):
Net asset value, beginning of period	$26.66	$25.93
Net investment income	2.68	2.94
Net change in unrealized and realized gain (loss)	0.03	(0.17)
Net increase (decrease) in net assets resulting from operations	2.71	2.77
Distributions declared (2)	(2.31)	(2.17)
Net increase (decrease) in net assets from capital share transactions	0.21	0.01
Total increase (decrease) in net assets	0.61	0.61
Net asset value, end of period	$27.27	$26.54
Market value, end of period	$29.29	$27.36
Shares outstanding, end of period	209,034,336	173,443,538
Total return based on NAV (3)	10.4%	11.0%
Total return based on market value (4)	14.7%	32.2%
Ratios:
Ratio of net expenses to average net assets (5)	11.1%	11.2%
Ratio of net investment income to average net assets (5)	13.1%	14.5%
Portfolio turnover rate	5.3%	6.4%
Supplemental Data:
Net assets, end of period	$5,700,667	$4,602,595
Asset coverage ratio	189.0%	192.2%
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
(5)Amounts are annualized except for expense support amounts relating to organizational costs, excise tax, and management fee and income based incentive fee waivers by the Adviser (refer to Note 3). For the nine months ended September 30, 2024 and 2023, the ratio of total operating expenses to average net assets was 11.1% and 11.9%, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser which represented 0.0% and (0.7)%, respectively, of average net assets. The Waiver Period ended on October 28, 2023.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following is information about the Company’s senior securities as of the dates indicated in the below table:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Subscription Facility (5)
September 30, 2024	$—	$—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	119,752	2,151	—	N/A
December 31, 2018	—	—	—	N/A
Jackson Hole Funding Facility
September 30, 2024	399,874	1,890	—	N/A
December 31, 2023	233,019	2,003	—	N/A
December 31, 2022	360,019	1,748	—	N/A
December 31, 2021	361,007	1,802	—	N/A
December 31, 2020	362,316	2,300	—	N/A
December 31, 2019	514,151	2,151	—	N/A
December 31, 2018	120,000	2,278	—	N/A
Breckenridge Funding Facility
September 30, 2024	674,350	1,890	—	N/A
December 31, 2023	741,700	2,003	—	N/A
December 31, 2022	825,000	1,748	—	N/A
December 31, 2021	568,680	1,802	—	N/A
December 31, 2020	569,000	2,300	—	N/A
December 31, 2019	820,311	2,151	—	N/A
December 31, 2018	65,000	2,278	—	N/A
Big Sky Funding facility
September 30, 2024	400,000	1,890	—	N/A
December 31, 2023	480,906	2,003	—	N/A
December 31, 2022	499,606	1,748	—	N/A
December 31, 2021	499,606	1,802	—	N/A
December 31, 2020	200,346	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
Revolving Credit Facility
September 30, 2024	1,728,523	1,890	—	N/A
December 31, 2023	682,258	2,003	—	N/A
December 31, 2022	678,378	1,748	—	N/A
December 31, 2021	915,035	1,802	—	N/A
December 31, 2020	182,901	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
2023 Notes (6)
September 30, 2024	$—	$—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	400,000	1,748	—	N/A
December 31, 2021	400,000	1,802	—	N/A
December 31, 2020	400,000	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2026 Notes
September 30, 2024	800,000	1,890	—	N/A
December 31, 2023	800,000	2,003	—	N/A
December 31, 2022	800,000	1,748	—	N/A
December 31, 2021	800,000	1,802	—	N/A
December 31, 2020	800,000	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
New 2026 Notes
September 30, 2024	700,000	1,890	—	N/A
December 31, 2023	700,000	2,003	—	N/A
December 31, 2022	700,000	1,748	—	N/A
December 31, 2021	700,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2027 Notes
September 30, 2024	650,000	1,890	—	N/A
December 31, 2023	650,000	2,003	—	N/A
December 31, 2022	650,000	1,748	—	N/A
December 31, 2021	650,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
2028 Notes
September 30, 2024	$650,000	$1,890	—	N/A
December 31, 2023	650,000	2,003	—	N/A
December 31, 2022	650,000	1,748	—	N/A
December 31, 2021	650,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
November 2027 Notes
September 30, 2024	400,000	1,890	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
(1)Total amount of each class of senior securities outstanding at the end of the period presented.
(2)Asset coverage per unit is the ratio of the carrying value of the Company’s total assets, less all liabilities excluding indebtedness represented by senior securities in this table, to the aggregate amount of senior securities representing indebtedness. Asset coverage per unit is expressed in terms of dollar amounts per $1,000 of indebtedness and is calculated on a consolidated basis.
(3)The amount to which such class of senior security would be entitled upon the Company’s involuntary liquidation in preference to any security junior to it. The “-” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 12. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the condensed consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the condensed consolidated financial statements as of September 30, 2024, except as discussed below.
November Distribution Declaration
On November 12, 2024, the Board declared a distribution of $0.77 per share to shareholders of record as of December 31, 2024, which is payable on or about January 24, 2025.
April 2028 Notes Issuance
On October 15, 2024, the Company issued $400.0 million aggregate principal amount of 5.350% notes due 2028 (the “April 2028 Notes”) pursuant to a supplemental indenture, dated as of October 15, 2024 (and together with the Base Indenture, the “April 2028 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
The April 2028 Notes will mature on April 13, 2028 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the April 2028 Notes Indenture. The April 2028 Notes bear interest at a rate of 5.350% per year payable semi-annually on April 13 and October 13 of each year, commencing on April 13, 2025. The April 2028 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the April 2028 Notes, rank pari passu with all existing and future unsecured indebtedness issued by the Company that are not so subordinated, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
In connection with the April 2028 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the April 2028 Notes in a qualifying hedge accounting relationship.
Change of Adviser and Appointment of Sub-Adviser
On November 7, 2024, the Board of the Company approved the Adviser’s assignment of the Investment Advisory Agreement to Blackstone Private Credit Strategies LLC (the “New Adviser”) pursuant to Rule 2a-6 under the 1940 Act, effective January 1, 2025. The Board also approved the second amended and restated investment advisory agreement (the “Second A&R Investment Advisory Agreement”) to acknowledge such assignment. Accordingly, effective January 1, 2025, the New Adviser will become the Company’s investment adviser pursuant to the Second A&R Investment Advisory Agreement.
Further, on November 7, 2024, the Board approved a sub-advisory agreement (the “Sub-Advisory Agreement”) between the Company, the New Adviser and Blackstone Credit BDC Advisors LLC (in such capacity, the “Sub-Adviser”). Accordingly, effective January 1, 2025, the Sub-Adviser will become the Company’s investment sub-adviser pursuant to the Sub-Advisory Agreement. These changes are the result of a reorganization of certain subsidiaries of Blackstone Inc. and will not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company will remain the same, as will the personnel that provide investment management services to the Company on behalf of the New Adviser or the Sub-Adviser.
Change of Administrator and Appointment of New Sub-Administrator
On November 7, 2024, the Board of the Company approved the termination of the Administration Agreement, effective December 31, 2024, and a new administration agreement (the “New Administration Agreement”) between the Company and Blackstone Private Credit Strategies LLC (in such capacity, the “New Administrator”), effective January 1, 2025. Accordingly, effective January 1, 2025, the New Administrator will become the Company’s administrator pursuant to the New Administration Agreement.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Further, on November 7, 2024, the Board approved a sub-administration agreement (the “New Sub-Administration Agreement”) between the New Administrator, on behalf of the Company, and Blackstone Alternative Credit Advisors LP. Accordingly, effective January 1, 2025, Blackstone Alternative Credit Advisors LP will become one of the Company’s sub-administrators pursuant to the New Sub-Administration Agreement. To acknowledge the change of the administrator, the Board also approved the assignment of the Sub-Administration Agreement with State Street Bank and Trust Company from Blackstone Alternative Credit Advisors LP to the New Administrator, effective January 1, 2025.
These changes will not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company will remain the same, as will the personnel that provide administrative services to the Company on behalf of the New Administrator or Blackstone Alternative Credit Advisors LP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “Item 1. Financial Statements” hereto and “Part II, Item 8-Consolidated Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2023, as updated from time to time by the Company's periodic filings with the SEC. This discussion contains forward-looking statements and involves numerous risks, uncertainties, and other factors outside of the Company’s control including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as updated from time to time by the Company's periodic filings with the SEC.
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

Expenses
Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to (a) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the amended and restated investment advisory agreement dated October 18, 2021 (as amended and restated, the “Investment Advisory Agreement”); (b) our allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals (including information technology professionals) at the Administrator that perform duties for us; and (iii) any internal audit group personnel of Blackstone or any of its affiliates; and (c) all other expenses of our operations, administrations and transactions.
From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed for expenses. The Administrator has elected to forgo any reimbursement for rent and other occupancy costs for the three and nine months ended September 30, 2024 and 2023. However, the Administrator may seek reimbursement for such costs in future periods. All of the foregoing expenses will ultimately be borne by our shareholders.
Costs and expenses of the Administrator and the Adviser that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.

Portfolio and Investment Activity
For the three months ended September 30, 2024, we made $1,105.8 million aggregate principal amount of new investment commitments (including $231.6 million of which remained unfunded as of September 30, 2024), $1,059.9 million of which was first lien debt, $40.5 million of which was second lien debt, and $5.4 million of which was equity.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended September 30,
	2024	2023
Investments:
Total investments, beginning of period	$11,330,469	$9,353,286
New investments purchased	956,160	389,724
Payment-in-kind interest capitalized	25,548	13,382
Net accretion of discount on investments	9,695	9,066
Net realized gain (loss) on investments	(17,273)	(8,996)
Investments sold or repaid	(298,077)	(205,349)
Total investments, end of period	$12,006,522	$9,551,113
Amount of investments funded at principal:
First lien debt	$985,005	$350,790
Equity	5,334	766
Total	$990,339	$351,556
Proceeds from investments sold or repaid:
First lien debt	$(298,077)	$(205,349)
Total	$(298,077)	$(205,349)
Number of new investments in new portfolio companies	26	10
Average new investment commitment amount	$31,946	$43,734
Weighted average yield of new investments	10.5%	12.2%
Weighted average yield on investments fully sold or paid down	11.0%	11.6%

	September 30, 2024	December 31, 2023
Number of portfolio companies	252	196
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	11.1%	11.8%
Weighted average yield on performing debt and income producing investments, at fair value(1)(2)	11.2%	12.0%
Average loan to value (LTV) (3)	46.5%	48.2%
Percentage of performing debt investments bearing a floating rate, at fair value(6)	99.8%	99.9%
Percentage of performing debt investments bearing a fixed rate, at fair value(6)	0.2%	0.1%
Percentage of assets on non-accrual, at amortized cost (4)(5)	0.2%	0.0%
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
(2)As of September 30, 2024 and December 31, 2023, the weighted average total portfolio yield at cost was 11.0% and 11.8%, respectively. As of September 30, 2024 and December 31, 2023, the weighted average total portfolio yield at fair value was 11.1% and 11.8%, respectively.
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
(5)As a percentage of total amortized cost of investments. Assets on non-accrual represented 0.1% and less than 0.1% of total fair value of investments as of September 30, 2024 and December 31, 2023, respectively.
(6)As a percentage of total fair value of debt investments. As of September 30, 2024 and December 31, 2023, performing debt investments bearing a floating rate represented 98.8% and 98.9%, respectively, of total investment at fair value.

As of September 30, 2024, our portfolio companies had a weighted average annual revenue of $772.6 million and weighted average annual EBITDA of $194.1 million. These calculations include all private debt investments for which fair value is determined by the Board of Trustees in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on the fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
For additional information on our investments, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 4. Investments.”
Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total investment income	$343,218	$283,959	$974,242	$839,263
Net expenses before excise tax	153,387	118,180	438,695	345,220
Net investment income before excise tax	189,831	165,779	535,547	494,043
Excise tax expense	3,928	4,988	10,698	12,589
Net investment income after excise tax	185,903	160,791	524,849	481,454
Net change in unrealized appreciation (depreciation)	(19,130)	20,740	13,720	(31,299)
Net realized gain (loss)	(15,109)	(10,536)	(6,964)	4,488
Net increase (decrease) in net assets resulting from operations	$151,664	$170,995	$531,605	$454,643
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$321,490	$272,464	$907,582	$800,599
Payment-in-kind interest income	21,207	10,689	64,545	31,805
Dividend income	11	213	200	373
Fee income	510	593	1,915	6,486
Total investment income	$343,218	$283,959	$974,242	$839,263
Total investment income increased to $343.2 million for the three months ended September 30, 2024, an increase of $59.3 million, or 21%, compared to the same period in the prior year. This was primarily attributable to an increase in the average investments at fair value. Average investments at fair value increased by 24% to $11,636.2 million during the three months ended September 30, 2024 compared to $9,394.3 million during the three months ended September 30, 2023.
Additionally, for the three months ended September 30, 2024, we recorded $1.6 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $1.0 million for the same period in the prior year, primarily as a result of increased prepayments. For the three months ended September 30, 2024 and 2023, Payment-in-kind interest income represented 6.2% and 3.8% of total investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates. We expect that Payment-in-kind interest income will vary based on the elections of certain borrowers.

Total investment income increased to $974.2 million for the nine months ended September 30, 2024, an increase of $135.0 million, or 16%, compared to the same period in the prior year. This was primarily attributable to an increase in the average investments at fair value. Average investments at fair value increased by 15% to $10,895.0 million during the nine months ended September 30, 2024 compared to $9,508.0 million during the nine months ended September 30, 2023.
Additionally, for the nine months ended September 30, 2024, we recorded $3.8 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $14.4 million for the same period in the prior year, primarily as a result of decreased prepayments. For the nine months ended September 30, 2024 and 2023, Payment-in-kind interest income represented 6.6% and 3.8% of total investment income, respectively. We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.
While elevated interest rates continued to favorably impact our investment income during the three and nine months ended September 30, 2024, interest rates have begun to decline, with the first Federal Reserve interest rate reduction in September 2024 and a further reduction in November 2024. Future decreases in benchmark interest rates may adversely impact our investment income. Conversely, future increases in benchmark interest rates and the resulting impacts to cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate fluctuations occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and/or our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.
Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$88,191	$65,253	$233,752	$198,129
Management fees	30,177	24,219	84,312	73,190
Income based incentive fees	38,163	33,410	111,388	98,294
Capital gains based incentive fees	(5,992)	1,484	264	(4,022)
Professional fees	1,297	1,814	3,317	4,021
Board of Trustees’ fees	286	222	797	682
Administrative service expenses	525	544	1,966	1,598
Other general and administrative	740	2,062	2,899	5,669
Total expenses before excise tax	153,387	129,008	438,695	377,561
Management fees waived	—	(6,055)	—	(18,298)
Incentive fees waived	—	(4,773)	—	(14,043)
Net expenses before excise tax	153,387	118,180	438,695	345,220
Net investment income before excise tax	189,831	165,779	535,547	494,043
Excise tax expense	3,928	4,988	10,698	12,589
Net investment income after excise tax	$185,903	$160,791	$524,849	$481,454
Interest Expense
Total interest expense was $88.2 million for the three months ended September 30, 2024, an increase of $22.9 million, or 35%, compared to the same period in the prior year. This was primarily driven by an increase in our weighted average interest rate on our borrowings relative to the prior period and an increase in our average principal of debt outstanding. Our weighted average interest rate (including unused fees, accretion of net discounts on unsecured debt, and the impact of the application of hedge accounting and excluding amortization of deferred financing costs) increased to 5.45% for the three months ended September 30, 2024 from 4.94% for the same period in the prior year. The average principal of debt outstanding increased to $6,299.6 million for the three months ended September 30, 2024 from $5,033.7 million for the same period in the prior year.

Total interest expense was $233.8 million for the nine months ended September 30, 2024, an increase of $35.6 million, or 18%, compared to the same period in the prior year. This was primarily driven by an increase in our weighted average interest rate on our borrowings relative to the prior period. Our weighted average interest rate (including unused fees, accretion of net discounts on unsecured debt, and the impact of the application of hedge accounting and excluding amortization of deferred financing costs) increased to 5.26% for the nine months ended September 30, 2024 from 4.80% for the same period in the prior year. The average principal of debt outstanding increased to $5,717.0 million for the nine months ended September 30, 2024 from $5,341.4 million for the same period in the prior year.
Management Fees
Management fees increased to $30.2 million for the three months ended September 30, 2024, an increase of $6.0 million, or 25%, compared to the same period in the prior year, due to an increase in average quarter end gross assets. For the three months ended September 30, 2024, our average quarter end gross assets increased to $12,071.0 million, from $9,687.3 million for the three months ended September 30, 2023.
The Adviser voluntarily waived management fees following the IPO such that the management fee remained at 0.75% for a period of two years following the IPO (versus the contractual rate of 1.00%), which resulted in a waiver of $6.1 million for the three months ended September 30, 2023. The Waiver Period ended on October 28, 2023.
Management fees increased to $84.3 million for the nine months ended September 30, 2024, an increase of $11.1 million, or 15%, compared to the same period in the prior year, due to an increase in average quarter end gross assets. For the nine months ended September 30, 2024, our average quarter end gross assets increased to $11,245.4 million from $9,782.9 million for the nine months ended September 30, 2023.
The Adviser voluntarily waived management fees following the IPO such that the management fee remained at 0.75% for a period of two years following the IPO (versus the contractual rate of 1.00%), which resulted in a waiver of $18.3 million for the nine months ended September 30, 2023. The Waiver Period ended on October 28, 2023.
Income Based Incentive Fees
Income based incentive fees increased to $38.2 million for the three months ended September 30, 2024 compared to $33.4 million for the same period in the prior year primarily due to an increase in pre-incentive fee net investment income. Pre-incentive fee net investment income increased to $218.1 million for the three months ended September 30, 2024 from $190.9 million for the same period in the prior year.
The Adviser voluntarily waived incentive fees following the IPO such that the fee remained at 15.0% for a period of two years following the IPO (versus the contractual rate of 17.5%), which resulted in a waiver of $4.8 million for the three months ended September 30, 2023. The Waiver Period ended on October 28, 2023.
Income based incentive fees increased to $111.4 million for the nine months ended September 30, 2024 compared to $98.3 million for the same period in the prior year primarily due to an increase in pre-incentive fee net investment income. Pre-incentive fee net investment income increased to $636.5 million for the nine months ended September 30, 2024 from $561.7 million for the same period in the prior year.
The Adviser voluntarily waived incentive fees following the IPO such that the fee remained at 15.0% for a period of two years following the IPO (versus the contractual rate of 17.5%), which resulted in a waiver of $14.0 million for the nine months ended September 30, 2023. The Waiver Period ended on October 28, 2023.
Capital Gains Based Incentive Fees
We reversed previously accrued capital gains based incentive fees of $6.0 million for the three months ended September 30, 2024, as compared to accruing $1.5 million of capital gains based incentive fees for the three months ended September 30, 2023. This is primarily due to a net change in unrealized losses for the three months ended September 30, 2024 as compared to a net change in unrealized gains during the same period in the prior year.
We accrued capital gains based incentive fees of $0.3 million for the nine months ended September 30, 2024, as compared to the reversal of the previously accrued capital gains based incentive fees of $4.0 million for the nine months ended September 30, 2023, primarily due to net unrealized gains for the nine months ended September 30, 2024 compared to net unrealized losses during the same period in the prior year.

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
Total other expenses decreased to $2.8 million for the three months ended September 30, 2024 from $4.6 million for the same period in the prior year primarily due to a decrease in Other General and Administrative expenses.
Total other expenses decreased to $9.0 million for the nine months ended September 30, 2024 from $12.0 million for the same period in the prior year primarily due to a decrease in Other General and Administrative expenses.
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
For the three months ended September 30, 2024 and 2023, we accrued $3.9 million and $5.0 million, respectively, of U.S. federal excise tax.
For the nine months ended September 30, 2024 and 2023, we accrued $10.7 million and $12.6 million, respectively, of U.S. federal excise tax.
Net Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net change in unrealized gain (loss) on investments	$(16,875)	$20,873	$15,872	$(27,800)
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(2,255)	(133)	(2,152)	(3,499)
Net change in unrealized gain (loss)	$(19,130)	$20,740	$13,720	$(31,299)
For the three months ended September 30, 2024, the net change in unrealized losses of $19.1 million was primarily driven by the decrease in the fair value of our debt investments. The fair value of our debt investments as a percentage of principal decreased by 0.2%, during the three months ended September 30, 2024 driven primarily by changes in portfolio company fundamentals and economic outlook.

For the nine months ended September 30, 2024, the net change in unrealized gains of $13.7 million was primarily driven by the increase in the fair value of our debt investments. The fair value of our debt investments as a percentage of principal increased by 0.4%, during the nine months ended September 30, 2024 driven primarily by improved portfolio company fundamentals and economic outlook.
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net realized gain (loss) on investments	$(17,273)	$(8,996)	$(16,650)	$(13,295)
Net realized gain (loss) on foreign currency transactions	2,164	(1,540)	9,686	17,783
Net realized gain (loss)	$(15,109)	$(10,536)	$(6,964)	$4,488
For the three months ended September 30, 2024, we recognized realized losses on investments of $17.6 million partially offset by realized gains on investments of $0.3 million primarily from full or partial sales of investments and restructures of our debt investments. For the nine months ended September 30, 2024 we recognized realized losses on investments of $17.6 million partially offset by realized gains on investments $0.9 million primarily from full or partial sales of investments and restructures of our debt investments.
Net realized gains of $2.2 million and $9.7 million were generated on foreign currency transactions during the three and nine months ended September 30, 2024, respectively, primarily as a result of fluctuations in the GBP exchange rate vs. USD.

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
As of September 30, 2024 and December 31, 2023, our debt consisted of asset based leverage facilities, a revolving credit facility, and unsecured note issuances. We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2024 and December 31, 2023, we had an aggregate amount of $6,402.7 million and $4,937.9 million of senior securities outstanding, respectively, and our asset coverage ratio was 189.0% and 200.3%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. From time to time we may also repurchase our outstanding debt. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.
Cash and cash equivalents as of September 30, 2024, taken together with our $897.3 million of unused capacity under our credit facilities (subject to borrowing base availability, $896.1 million is available to borrow) is expected to be sufficient for our investing activities and to conduct our operations in the near term. Additionally, we held $106.6 million of Level 2 debt investments as of September 30, 2024, which could provide additional liquidity if necessary.
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
As of September 30, 2024, we had $194.2 million in cash and cash equivalents. During the nine months ended September 30, 2024, cash used in operating activities was $1,622.4 million, primarily due to purchases of investments of $2,565.9 million partially offset by sales of investments and principal repayments of $574.2 million and receipt of interest payments from our investments. Cash provided by financing activities was $1,665.0 million during the period, which was primarily as a result of net borrowings on our credit facilities and Unsecured Notes of $1,437.2 million and $660.7 million of proceeds from the issuance of our Common Shares partially offset by dividends paid in cash of $427.5 million.

Equity
We also access liquidity through our “at-the-market” offering program (the “ATM Program”), pursuant to which we may sell, from time to time, additional Common Shares. On September 25, 2024, we filed a new prospectus supplement under which we may sell up to an aggregate sales price of $500.0 million of our Common Shares as part of the ATM Program. During the three and nine months ended September 30, 2024, we sold Common Shares for net proceeds of $310.3 million and $662.4 million, respectively, through our ATM Program. As of September 30, 2024, $492.8 million of Common Shares were available for issuance under the ATM Program.
For additional information on our ATM Program, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 9. Net Assets.”
Distributions
The following table summarizes our distributions declared and payable for the nine months ended September 30, 2024 (dollar amounts in thousands, except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 28, 2024	March 31, 2024	April 26, 2024	$0.7700	$147,743
May 8, 2024	June 30, 2024	July 26, 2024	0.7700	152,706
August 7, 2024	September 30, 2024	October 25, 2024	0.7700	160,912
Total distributions			$2.3100	$461,361
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
We did not repurchase any of our shares under the 10b-18 Plan for the three and nine months ended September 30, 2024.
For additional information on our share repurchases, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 9. Net Assets.”
Borrowings
As of September 30, 2024 and December 31, 2023, we had an aggregate principal amount of $6,402.7 million and $4,937.9 million, respectively, of debt outstanding.
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2024 and December 31, 2023, we had unfunded commitments, including delayed draw term loans and revolvers with an aggregate principal amount of $1,850.0 million and $985.9 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of September 30, 2024 and December 31, 2023, we estimate that $112.9 million and $221.3 million, respectively, of investments were committed but not yet funded.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. At September 30, 2024, management is not aware of any material pending legal proceedings.
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
See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”

Recent Developments
Macroeconomic Environment
The nine months ended September 30, 2024, have been characterized by continued uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions, including the wars in Ukraine and Russia and in the Middle East.
During 2023 and throughout the first three quarters of 2024, inflation began to moderate as a result of the monetary policy tightening actions taken by central banks, including maintaining elevated interest rates. Despite the Federal Reserve’s interest rate reductions during the third quarter and first half of the fourth quarter, interest rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023, which continues to create further uncertainty for the economy and for our borrowers. Future decreases in benchmark interest rates may adversely impact our investment income. Although our business model is such that elevated interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers and lead to nonperformance, as higher costs may dampen consumer spending and slow corporate profit growth, which may negatively impact our portfolio companies as they may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. Although additional interest rate increases are not expected in the near term, during periods in which interest rates rise further, our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments. It remains difficult to predict the full impact of recent changes and any future changes with respect to interest rates or inflation.
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
As of September 30, 2024, 99.8% of our debt investments based on fair value in our portfolio were at floating rates. Based on our consolidated balance sheet as of September 30, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$361,241	$(107,462)	$253,779
Up 200 basis points	240,827	(71,641)	169,186
Up 100 basis points	120,414	(35,821)	84,593
Down 100 basis points	(120,414)	35,821	(84,593)
Down 200 basis points	(240,827)	71,641	(169,186)
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
Change of Adviser and Appointment of Sub-Adviser
On November 7, 2024, the Board of the Company approved the Adviser’s assignment of the Investment Advisory Agreement to Blackstone Private Credit Strategies LLC (the “New Adviser”) pursuant to Rule 2a-6 under the 1940 Act, effective January 1, 2025. The Board also approved the second amended and restated investment advisory agreement (the “Second A&R Investment Advisory Agreement”) to acknowledge such assignment. Accordingly, effective January 1, 2025, the New Adviser will become the Company’s investment adviser pursuant to the Second A&R Investment Advisory Agreement.
Further, on November 7, 2024, the Board approved a sub-advisory agreement (the “Sub-Advisory Agreement”) between the Company, the New Adviser and Blackstone Credit BDC Advisors LLC (in such capacity, the “Sub-Adviser”). Accordingly, effective January 1, 2025, the Sub-Adviser will become the Company’s investment sub-adviser pursuant to the Sub-Advisory Agreement. These changes are the result of a reorganization of certain subsidiaries of Blackstone Inc. and will not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company will remain the same, as will the personnel that provide investment management services to the Company on behalf of the New Adviser or the Sub-Adviser.
Change of Administrator and Appointment of New Sub-Administrator
On November 7, 2024, the Board of the Company approved the termination of the Administration Agreement, effective December 31, 2024, and a new administration agreement (the “New Administration Agreement”) between the Company and Blackstone Private Credit Strategies LLC (in such capacity, the “New Administrator”), effective January 1, 2025. Accordingly, effective January 1, 2025, the New Administrator will become the Company’s administrator pursuant to the New Administration Agreement.

Further, on November 7, 2024, the Board approved a sub-administration agreement (the “New Sub-Administration Agreement”) between the New Administrator, on behalf of the Company, and Blackstone Alternative Credit Advisors LP. Accordingly, effective January 1, 2025, Blackstone Alternative Credit Advisors LP will become one of the Company’s sub-administrators pursuant to the New Sub-Administration Agreement. To acknowledge the change of the administrator, the Board also approved the assignment of the Sub-Administration Agreement with State Street Bank and Trust Company from Blackstone Alternative Credit Advisors LP to the New Administrator, effective January 1, 2025.
These changes will not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company will remain the same, as will the personnel that provide administrative services to the Company on behalf of the New Administrator or Blackstone Alternative Credit Advisors LP.

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

4.1
Seventh Supplemental Indenture, dated as of October 15, 2024, relating to the 5.350% Notes due 2028, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 15, 2024).

4.2	Form of 5.350% Notes due 2028 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 15, 2024, and incorporated by reference).

10.1	Second Amended and Restated Investment Advisory Agreement between the Company and Blackstone Private Credit Strategies LLC, dated November 7, 2024, and effective as of January 1, 2025.*

10.2	Sub-Advisory Agreement between the Company, Blackstone Private Credit Strategies LLC and Blackstone Credit BDC Advisors LLC, dated November 7, 2024, and effective as of January 1, 2025.*

10.3	Administration Agreement between the Company and Blackstone Private Credit Strategies LLC, dated November 7, 2024, and effective as of January 1, 2025.*

10.4	Sub-Administration Agreement between Blackstone Private Credit Strategies LLC and Blackstone Alternative Credit Advisors LP, dated November 7, 2024, and effective as of January 1, 2025.*

10.5
Amendment No. 3, dated August 6, 2024, to the Second Amended and Restated Senior Secured Credit Agreement dated June 28, 2022, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2024).

10.6
Form of Equity Distribution Agreement, dated as of September 25, 2024, by and among the Company, the Adviser, the Administrator and the sales agent party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 25, 2024).

10.7
Third Amendment to the Second Amended and Restated Credit Agreement, dated September 25, 2024, by and between BGSL Big Sky Funding LLC, the lender party thereto, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2024).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

99.1	Section 13(r) Disclosure.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

Exhibit Number	Description of Exhibits

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Blackstone Secured Lending Fund

Date:	November 12, 2024	/s/ Brad Marshall
Brad Marshall
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2024	/s/ Jonathan Bock
Jonathan Bock
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2024	/s/ Teddy Desloge
Teddy Desloge
Chief Financial Officer
(Principal Financial Officer)