Form 10-K
period 2024-12-31
Blackstone Secured Lending Fund
filed 2025-02-26
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒   No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).Yes  ☒ No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒
As of June 30, 2024, the aggregate market value of the common shares of beneficial interest, par value $0.001 per share (“Common Shares”) held by non-affiliates of the Registrant was $5,969 million.
The number of Common Shares outstanding as of February 19, 2025 was 227,818,928.

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
•our business prospects and the prospects of our portfolio companies, including our and their ability to effectively respond to macroeconomic effects;
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
•Our Board of Trustees (“Board”) may change our operating policies and strategies or amend our Fourth Amended and Restated Declaration of Trust (the “Declaration of Trust”) without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.
•We may face increasing competition for investment opportunities, have difficulty sourcing investment opportunities and experience fluctuations in our quarterly results.
•As required by the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”), a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our Board and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
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
Federal Income Tax Risks
•We will be subject to corporate-level income tax if we are unable to maintain RIC tax treatment under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”) or satisfy RIC distribution requirements.
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
Other Disclosure
To the extent required by laws implementing the European Union Directive on Alternative Investment Fund Managers (the “Directive”) in any relevant European Economic Area member state, the information in respect of the Company required to be disclosed pursuant to Article 23(4) and (5) of the Directive will be made available to each applicable shareholder. In respect of the period ended December 31, 2024, there have been no material changes to the information listed in Article 23 of the Directive.

PART I
Item 1. Business.
Our Company
Blackstone Secured Lending Fund (together with its consolidated subsidiaries, the “Company,” “we,” “us,” or “our”), is a Delaware statutory trust formed on March 26, 2018, and structured as an externally managed, non-diversified, closed-end management investment company. On October 26, 2018, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
We are externally managed by an affiliate of Blackstone Inc. (“Blackstone”). Our adviser, Blackstone Credit BDC Advisors LLC (the “Adviser”), is an affiliate of Blackstone Alternative Credit Advisors LP (the “Administrator” and, collectively with its affiliates in the credit, asset based finance and insurance asset management business unit of Blackstone, “Blackstone Credit & Insurance” or “BXCI”). The Administrator provides certain administrative and other services necessary for the Company to operate pursuant to an administration agreement (the “Administration Agreement”). References herein to information about Blackstone Credit & Insurance from December 31, 2023 or prior refers solely to the Adviser and Blackstone Alternative Credit Advisors LP, collectively with their credit-focused affiliates within Blackstone Credit & Insurance.
On November 7, 2024, the Board of the Company approved the Adviser’s assignment of the amended and restated investment advisory agreement dated October 18, 2021 (as amended and restated, the “Investment Advisory Agreement”) to Blackstone Private Credit Strategies LLC (the “New Adviser”) pursuant to Rule 2a-6 under the 1940 Act, effective January 1, 2025. The Board also approved the second amended and restated investment advisory agreement (the “Second A&R Investment Advisory Agreement”) to acknowledge such assignment. Accordingly, effective January 1, 2025, the New Adviser became the Company’s investment adviser pursuant to the Second A&R Investment Advisory Agreement. Further, on November 7, 2024, the Board approved a sub-advisory agreement (the “Sub-Advisory Agreement”) between the Company, the New Adviser and Blackstone Credit BDC Advisors LLC (in such capacity, the “Sub-Adviser”). Accordingly, effective January 1, 2025, the Sub-Adviser became the Company’s investment sub-adviser pursuant to the Sub-Advisory Agreement. These changes are the result of a reorganization of certain subsidiaries of Blackstone Inc. and will not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company will remain the same, as will the personnel that provide investment management services to the Company on behalf of the New Adviser or the Sub-Adviser.
On November 7, 2024, the Board of the Company approved the termination of the Administration Agreement, effective December 31, 2024, and a new administration agreement (the “New Administration Agreement”) between the Company and Blackstone Private Credit Strategies LLC (in such capacity, the “New Administrator”), effective January 1, 2025. Accordingly, effective January 1, 2025, the New Administrator became the Company’s administrator pursuant to the New Administration Agreement. Further, on November 7, 2024, the Board approved a sub-administration agreement (the “New Sub-Administration Agreement”) between the New Administrator, on behalf of the Company, and Blackstone Alternative Credit Advisors LP. Accordingly, effective January 1, 2025, Blackstone Alternative Credit Advisors LP became one of the Company’s sub-administrators pursuant to the New Sub-Administration Agreement. To acknowledge the change of the administrator, the Board also approved the assignment of the sub-administration agreement (the “State Street Sub-Administration Agreement”) with State Street Bank and Trust Company (“State Street Sub-Administrator”) from Blackstone Alternative Credit Advisors LP to the New Administrator, effective January 1, 2025. These changes will not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company will remain the same, as will the personnel that provide administrative services to the Company on behalf of the New Administrator or Blackstone Alternative Credit Advisors LP.
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
BDCs are subject to certain restrictions applicable to investment companies under the 1940 Act. As a BDC, at least 70% of our assets must be the type of “qualifying” assets listed in Section 55(a) of the 1940 Act, as described herein, which are generally privately-offered securities issued by U.S. private or thinly-traded companies. We may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies. We generally intend to distribute substantially all of our available earnings annually by making quarterly cash distributions. We use leverage and intend to continue to use leverage for our investment activities. We use and intend to continue to use leverage, which is permitted up to the maximum amount allowed by the 1940 Act (currently limited to a debt-to-equity ratio of 2:1), to enhance potential returns. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Borrowings.”
On October 28, 2021, the Company priced its initial public offering (“IPO”), and the Company's common shares of beneficial interest (“Common Shares”) began trading on the New York Stock Exchange (“NYSE”). See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9. Net Assets” for further details.
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
The members of the senior management and Investment Team of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. As a result, the Adviser, its officers and employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of its affiliated equipment funds. See “Item 1A. Risk Factors—Risks Related to the Adviser and Its Affiliates” and “—Allocation of Investment Opportunities and Potential Conflicts of Interests” for more information.
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
Blackstone Credit & Insurance
Blackstone Credit & Insurance is the credit, asset based finance and insurance asset management business unit of Blackstone, which is the largest alternative asset manager in the world with leading investment businesses across asset classes. Blackstone’s platform provides competitive advantages including scale, expertise across industries and capital structures, and deep relationships with companies and financial sponsors.
Blackstone’s four business segments are real estate, private equity, credit and insurance, and multi-asset investing. Blackstone Credit & Insurance is an expansive, fully integrated credit platform, that includes private and liquid credit, infrastructure and asset based credit and insurance businesses. As of December 31, 2024, Blackstone had total assets under management (“AUM”) of more than $1.1 trillion and Blackstone Credit & Insurance had total AUM of $376 billion.
Blackstone Credit & Insurance, through its affiliates, employed 638-people headquartered in New York and in offices globally as of December 31, 2024. Blackstone Credit & Insurance’s 376-person investment team also includes a 96-person Office of the Chief Investment Officer (“CIO”) team, which consists of individuals focused on Underwriting & Execution, Capital Formation, Asset Allocation, Structuring, Asset Management, Portfolio Insights, and Portfolio Analytics.
Blackstone Credit & Insurance’s Senior Managing Directors have on average 24-years of industry experience. The Company brings Blackstone Credit & Insurance’s preeminent credit-focused investment platform to the exchange traded BDC industry.
Market Opportunity
We believe that there are and will continue to be significant investment opportunities in the targeted asset classes discussed below.
Attractive Opportunities in Floating Rate, Senior Secured Loans
We believe that opportunities in senior secured loans are significant because of the strong defensive characteristics of this asset class. While there is inherent risk in investing in any securities, senior secured debt is on the top of the capital structure and thus has priority in payment among an issuer’s security holders (i.e., senior secured debt holders are due to receive payment before junior creditors and equity holders). Further, these investments are secured by the issuer’s assets, which may be collateralized in the event of a default, if necessary. Senior secured debt often has restrictive covenants for the purpose of additional principal protection and ensuring repayment before junior creditors (i.e., most types of unsecured bondholders, and other security holders) and preserving collateral to protect against credit deterioration. The senior secured loans we invest in will generally pay floating interest rates based on a variable base rate, such as the Secured Overnight Financing Rate (“SOFR”). By originating predominantly floating rate assets, the majority of which have a reference rate floor, and utilizing predominantly floating rate leverage, we aim to provide attractive yields even as the interest rate environment changes over time. We will seek to identify what we believe are compelling investment opportunities in floating rate, senior secured loans based on prevailing market conditions and continue to focus on current income and capital appreciation in an effort to generate attractive risk-adjusted returns for investors across various market environments.
Opportunity in U.S. Private Companies
In addition to investing in senior secured loans generally, we believe that the market for lending to private companies within the United States, is underserved and presents a compelling investment opportunity. We believe that the following characteristics support our belief:
Secular Tailwinds in the Private Market, Including Private Credit. One of the important drivers of growth in the strategy is the increasing secular tailwinds in the private markets (i.e., social or economic trends positively impacting private markets), including growing demand for private credit, which has created attractive opportunities for private capital providers like Blackstone Credit & Insurance. Private equity funds with strategies focused on North America had over $1.4 trillion of “dry powder” (i.e., uncalled capital commitments) (as published by Preqin as of December 31, 2024), which should similarly drive demand for private capital providers like Blackstone Credit & Insurance. This shift is partially due to traditional banks continuing to face regulatory limitations and retreating from the space, creating additional opportunities for private credit to take advantage of. Further, financial sponsors and companies are becoming increasingly interested in working directly with private lenders as they are seeing the tremendous benefits versus accessing the public credit markets. The Company believes some of these benefits include faster execution and greater certainty, ability to partner with sophisticated lenders, a more efficient process, and in some instances fewer regulatory requirements. As a result, Blackstone Credit & Insurance benefits from greater flow of larger scale deals that have become increasingly available to the direct lending universe over traditional banks and other financing institutions.
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
Limited Investment Competition. Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to companies. As tracked by Leverage Commentary & Data (LCD), as of December 31, 2024 private credit markets financed 247 leveraged buyouts (“LBOs”) (84% of total LBOs in 2024) compared to the publicly syndicated markets, which financed only 47 (16% of total LBOs in 2024). In addition, due to bank consolidation, the number of banks has also declined during the past several decades, furthering the lack of supply in financing to private companies.
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
Blackstone Credit & Insurance Strengths
Blackstone Credit & Insurance is one of the world’s largest credit managers and a key player in the direct lending space. Blackstone Credit & Insurance has experience scaling funds across its platform that invest in all parts of the capital structure. Blackstone Credit & Insurance focuses on transactions where it can differentiate itself from other providers of capital, targeting large transactions and those where Blackstone Credit & Insurance can bring its expertise and experience in negotiating and structuring. We believe that Blackstone Credit & Insurance has the scale and platform to effectively manage a North American private credit investment strategy, offering investors the following potential strengths:
Ability to Provide Scaled, Differentiated Capital Solutions. We believe that the breadth and scale of Blackstone Credit & Insurance’s platform, with $376 billion of AUM as of December 31, 2024, and affiliation with Blackstone provide a distinct advantage in sourcing and deploying capital toward proprietary investment opportunities and provide a differentiated capability to invest in large, complex opportunities. Scale allows for more resources to source, diligence and monitor investments, and may enable us to move up market where there is often less competition and may allow us to negotiate more favorable terms for investments. As of December 31, 2024, Blackstone Credit & Insurance is invested in over 4,800 corporate issuers1 across portfolios globally and has over 400 sponsor and advisor relationships, which we believe provides invaluable insight and access to a broad and diverse set of investment opportunities. Blackstone Credit & Insurance’s focus on larger transactions and larger issuers is often associated with more established management teams and higher quality assets, which, in our experience, tend to better maintain their value through cycles and can serve to reduce investment risk. Blackstone Credit & Insurance offers its clients and borrowers a comprehensive solution across corporate and asset based, as well as investment grade and non-investment grade credit. Blackstone Credit & Insurance expects that in the current environment, where borrowers increasingly value the benefits of private credit, the ability to provide flexible, well-structured capital commitments in appropriate sizes will enable Blackstone Credit & Insurance to command more favorable terms for its investments.
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
We believe that Blackstone Credit & Insurance can provide a significant pipeline of investment opportunities for us. Blackstone Credit & Insurance has a strong trading presence and actively monitors thousands of companies across the public and private markets through its $114 billion Liquid Corporate Credit platform, and as a result has deep insight across sectors and industries. Furthermore, we believe that Blackstone Credit & Insurance’s strong reputation and longstanding relationships with corporate boards, management teams, leveraged buyout sponsors, financial advisors, and intermediaries position Blackstone Credit & Insurance as a partner and counterparty of choice, providing us with attractive sourcing capabilities. In Blackstone Credit & Insurance’s experience, these relationships help drive substantial proprietary deal flow and insight into investment opportunities.
The Blackstone Credit & Insurance team has dedicated sector coverage across technology, healthcare and business services and is focused on making investments in what we characterize as “good neighborhoods,” which are industries we believe are experiencing favorable tailwinds. In addition, the Blackstone Credit & Insurance team is able to leverage the expertise of other parts of Blackstone’s business that specialize in these fields.
Over the last several years, Blackstone Credit & Insurance has expanded its North American origination and sponsor coverage footprint by opening regional offices in select markets. Blackstone Credit & Insurance has investment professionals across North America, Europe, Asia and Australia, and has developed a reputation for being a valued partner with the ability to provide speed, creativity, and assurance of transaction execution. We believe Blackstone Credit & Insurance’s global presence may help Blackstone Credit & Insurance to more effectively source investment opportunities from private equity sponsors as well as directly from companies.
Value-Added Capital Provider and Partner Leveraging the Blackstone Credit & Insurance Value Creation Program. Blackstone Credit & Insurance has established a reputation for providing creative, value-added solutions to address a company’s financing requirements and we believe our ability to solve a need for a company can lead to attractive investment opportunities. In addition, Blackstone Credit & Insurance has access to the significant resources of the Blackstone platform, including the Blackstone Credit & Insurance Value Creation Program (the “Value Creation Program”), a global platform that intends to help Blackstone Credit & Insurance investments create meaningful value by leveraging the scale, network and expertise within the Blackstone platform. Specifically, the Value Creation Program focuses on three areas of improvement: (i) reducing costs by leveraging the scale and purchasing power of Blackstone through the Group Purchasing Organization (GPO), preferred partnerships and the Blackstone Sourcing Center; (ii) helping to create revenue generating opportunities from Value Creation Program introductions, which includes a network of over 400 Blackstone portfolio companies as of December 31, 2024; and (iii) providing valuable access to industry and functional experts within the Blackstone organization (including the Blackstone Portfolio Operations team which consists of over 100 internal resources as of December 31, 2024) who are focused on areas such as cybersecurity, sustainability, data science, healthcare, human resources, information technology, among others, and the network among portfolio companies.
1 Reflects issuers across all asset types within Private Corporate Credit, Liquid Corporate Credit, and Infrastructure & Asset Based Credit.

Through the Value Creation Program, which the Company’s portfolio companies can fully access, Blackstone has created $5 billion in illustrative value across Blackstone Credit & Insurance portfolio companies.2
Flexible Investment Approach. Blackstone Credit & Insurance believes that the ability to invest opportunistically throughout a capital structure is a meaningful strength when sourcing transactions and enables the Company to seek investments that provide the best risk/return proposition in any given transaction. Blackstone Credit & Insurance’s creativity and flexibility with regard to deal-structuring distinguishes it from other financing sources, including traditional mezzanine providers, whose investment mandates are typically more restrictive. Over time, Blackstone Credit & Insurance has demonstrated the ability to negotiate favorable terms for its investments by providing creative structures that add value for an issuer. Blackstone Credit & Insurance will continue to seek to use this flexible investment approach to focus on principal preservation, while generating attractive returns throughout different economic and market cycles.
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
Strong Investment Track Record. Blackstone Credit & Insurance’s track record in private debt lending and investing in below investment grade credit dates back to the inception of Blackstone Credit & Insurance. Since 2005 through December 31, 2024, Blackstone Credit & Insurance has provided over $220 billion in capital in privately-originated transactions.3 Blackstone Credit & Insurance believes that the depth and breadth of its team provides it with a competitive advantage in sourcing product on a global basis, structuring transactions and actively managing investments in the portfolio.
Efficient Cost Structure. We believe that we have an efficient cost structure, as compared to other publicly traded BDCs, with low management fees, expenses, and financing costs. We believe our operating efficiency and senior investment strategy enable us to generate greater risk-adjusted investment returns for our investors relative to other publicly traded BDCs.
2 Numbers presented are since inception of the Value Creation Program in 2016. Figures presented are based on data reported by portfolio companies and assets and not from financial statements of portfolio companies. While the data reported by portfolio companies and assets is believed to be reliable for purposes used herein, it is subject to change, and Blackstone has not fully verified, and does not assume responsibility for, the accuracy or completeness of this information. Represents the sum of (a) estimated identified total cost reduction opportunities at the time cost is benchmarked with portfolio companies multiplied by the average enterprise value multiple across the portfolio, by finding the mean of the enterprise value multiples at time of BXCI’s initial investments, and (b) total revenue from introductions across Blackstone portfolio companies multiplied by earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margin and multiple at investment of the portfolio company, with the exception of significantly longer term projects (projects that are greater than or equal to 10 years in project duration) in which total revenue is multiplied by EBITDA margin. Estimates assume revenue enhancements and costs savings directly improve enterprise value or EBITDA margins and that such revenue gains or cost savings will endure for the period of time implied by multiples.
3 Includes invested and committed capital for privately originated and anchor investments across private credit strategies and vehicles since 2005, including Direct Lending, Sustainable Resources, Mezzanine, and Opportunistic. Excludes liquid credit strategy investments.

Investment Strategy
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We will seek to meet our investment objectives by:
•utilizing the experience and expertise of the management team of the Adviser, along with the broader resources of Blackstone Credit & Insurance and Blackstone, in sourcing, evaluating and structuring transactions, subject to Blackstone’s policies and procedures regarding the management of conflicts of interest;
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
•maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within our portfolio; and
•utilizing the power and scale of Blackstone and the Blackstone Credit & Insurance platform to offer operational expertise to portfolio companies through the Value Creation Program.
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
Although we do not expect a significant portion of our portfolio to be composed of second lien, third lien, unsecured or subordinated loans, there is no limit on the amount of such loans in which we may invest, subject to compliance with our 80% policy. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market, directly originated or syndicated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We have and may continue to also purchase or otherwise acquire minority interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for our common shares or other equity or the cash value of shares or other equity, in our target companies, generally in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm, or a finance company transaction (such as a joint venture). In addition, a portion of our portfolio may be composed of unsecured bonds, collateralized loan obligations (“CLOs”), other debt securities and derivatives, including total return swaps and credit default swaps. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structure or otherwise make opportunistic investments.
Our investment strategy is expected to capitalize on Blackstone Credit & Insurance’s scale and reputation in the market as an attractive financing partner to acquire our target investments at attractive pricing. We also expect to benefit from Blackstone’s reputation and ability to transact in scale with speed and certainty, and its long-standing and extensive relationships with private equity firms that require financing for their transactions.

Investment Selection
When identifying prospective investment opportunities, the Adviser currently intends to rely on fundamental credit analysis in order to minimize the loss of the Company’s capital. The Adviser expects to invest in companies generally possessing the following attributes, which it believes will help achieve our investment objectives:
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
Viable Exit Strategy. In addition to payments of principal and interest, we expect the primary methods for the strategy to realize returns on our investments include refinancings, sales of portfolio companies, and in some cases initial public offerings and secondary offerings. While many debt instruments in which we will invest have stated maturities of five to seven years, we expect the majority to be redeemed or sold prior to maturity. These instruments often have call protection that requires an issuer to pay a premium if it redeems in the early years of an investment. The Investment Team regularly reviews investments and related market conditions in order to determine if an opportunity exists to realize returns on a particular investment. We believe the ability to utilize the entire resources of Blackstone Credit & Insurance, including the public market traders and research analysts, allows the Adviser to gain access to current market information where the opportunity may exist to sell positions into the market at attractive prices.
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
Sourcing and Origination
The private credit investment team, comprised of 103 dedicated investment professionals as of December 31, 2024, is responsible for establishing regular dialogue with, and coverage of, the financial advisory, corporate issuer, financial sponsor, legal and restructuring communities. The team also has regular contact with Wall Street firms, business brokers, industry executives and others who help identify direct origination investment opportunities. Blackstone Credit & Insurance seeks to be a value-added partner to its counterparties in connection with their capital needs, and believes that these relationships have driven, and will continue to drive, substantial proprietary deal flow and insight into investment opportunities.
The Company seeks to generate investment opportunities primarily through direct origination channels. The global presence of Blackstone Credit & Insurance generates access to a substantial amount of directly originated transactions with what it believes to be attractive investment characteristics. Blackstone Credit & Insurance’s team has over 400 sponsor and advisor relationships with a primary focus on what it believes are the largest, highest quality, and most-well capitalized sponsors and advisors, leading to substantial repeat counterparties and making Blackstone Credit & Insurance a partner of choice to these sponsors. In addition to the depth and breadth of Blackstone Credit & Insurance’s relationships, sponsor and advisor partners also seek to transact with Blackstone Credit & Insurance due to its value-add through the Value Creation Program by not only helping companies with operational support, but also potentially enhancing revenue generation and cost savings opportunities for Blackstone Credit & Insurance’s portfolio companies, all of which further contribute to our origination efforts. With respect to syndicate and club deals, Blackstone Credit & Insurance has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. Blackstone Credit & Insurance also has a $114 billion Liquid Corporate Credit platform, which, we believe, allows us access to the secondary market for investment opportunities. Blackstone Credit & Insurance is invested in over 4,800 corporate issuers4 across its $376 billion platform which we believe offers us deep insight across all sectors and industries in our market.
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
4 As of December 31, 2024. Reflects issuers across all asset types within Private Corporate Credit, Liquid Corporate Credit, and Infrastructure & Asset Based Credit.

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
The Investment Committee utilizes a consensus-driven approach and includes long-tenured professionals that have been with Blackstone Credit & Insurance on average of approximately 15 years and have approximately 23 years of industry experience: Brad Marshall, Michael Zawadzki, Michael Carruthers, Brad Colman, Justin Hall, Robert Horn, Valerie Kritsberg, Daniel Leiter, Ferdinand Niederhofer, Daniel Oneglia, Robert Petrini and Louis Salvatore. For transactions above certain size parameters, others who participate in the Investment Committee process include members of Blackstone senior leadership, Jonathan Gray, Michael Chae, Vikrant Sawhney, and Kenneth Caplan, as well as others on the investment team responsible for conducting due diligence, and other senior members of Blackstone Credit & Insurance and broader Blackstone. For certain investments, generally smaller investments where the Company is participating alongside other lenders in a “club” deal, providing an anchor order or purchasing broadly syndicated loans, the Investment Committee has delegated the authority to make an investment decision to the CIO or Portfolio Manager of a strategy or fund.
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
While the initial investment team remains primarily responsible for the collection, analysis, and dissemination of financial information received from portfolio companies, portfolio managers and members of the Office of the CIO, which consists of 96 professionals as of December 31, 2024, also review portfolio reporting on a daily, weekly, and monthly basis to identify early signs of outperformance or underperformance.
Blackstone Credit & Insurance maintains several formal forums to review and monitor the portfolio. Quarterly portfolio reviews are conducted to identify broad trends across the portfolio and assess recent performance. Blackstone Credit & Insurance conducts industry-specific reviews across both our private and liquids businesses to provide in-depth insights into particular sectors, bringing together comprehensive insights across our platform. In addition, bi-weekly portfolio screening committees and monthly Watch List Committee meetings are used for in-depth reviews of credits.
In instances of weaker than expected performance, members of the Office of the CIO, including over 20 professionals dedicated to asset management, may work closely with deal teams to review and diligence the source of underperformance, re-underwrite the business, and develop a comprehensive strategy for go-forward management of the position. Blackstone Credit & Insurance’s Asset Management Group, housed within the Office of the CIO, comprises a team of functionally-oriented professionals focused on three verticals: Financial Solutions, Operational Asset Management, and Legal / Restructuring. Financial Solutions provides detailed financial analysis, re-underwriting capabilities, and support for portfolio companies such as cash flow estimates or other financial management tools, as needed. Operational Asset Management assesses portfolio company processes, management, and operational capabilities to support and drive operational improvements. Operational Asset Management also is responsible for our Value Creation Program, which leverages the scale of the broader Blackstone platform in order to improve operations and profitability at Blackstone Credit & Insurance portfolio companies.
Financial reporting for portfolio companies is reviewed on a daily, weekly and monthly basis by deal teams and members of the Office of the CIO, including the Asset Management Group. Blackstone Credit & Insurance utilizes a series of proprietary portfolio dashboards and automated reports to ensure responsible parties receive detailed information on a timely basis. Each week, all financial reporting results across the portfolio are aggregated and distributed to the portfolio management team for review. Portfolio company performance updates, including recent developments and go-forward action plans for underperforming assets, are reviewed at bi-weekly portfolio screening committee and monthly Watch List Committee meetings, which include members of the Investment Committee. Our formal Watch List, which is managed by the Office of the CIO, is reviewed at monthly Watch List Committee meetings, with interim updates as needed. The Watch List Committee is comprised of members of the Investment Committee and includes investment professionals from both our Liquid Credit and Private Credit businesses. On a quarterly basis, the watch list is also reviewed in depth with Blackstone senior management including President and Chief Operating Officer Jonathan Gray, Chief Financial Officer Michael Chae, and Global Co-Chief Investment Officer Kenneth Caplan.

Valuation Process. Each quarter, we will value investments in our portfolio, and such values will be disclosed each quarter in reports filed with the SEC. With respect to investments for which market quotations are not readily available, the Board reviews the valuation recommendations of the Audit Committee of the Board (the “Audit Committee”) and determines the fair value of each investment in the portfolio in good faith, based on the input of the Audit Committee, the Adviser’s valuation committee and where applicable, the independent valuation firms and other external service providers, based on procedures adopted by, and subject to the supervision of, the Board.
Managerial Assistance. As a BDC, we must offer, and provide upon request, significant managerial assistance to certain of our portfolio companies except where the Company purchases securities of an issuer in conjunction with one or more other persons acting together, one of the other persons in the group makes available such managerial assistance. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance, including through the Value Creation Program. The Adviser and the Administrator will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than the Adviser, will retain any fees paid for such assistance.
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
Allocation of Investment Opportunities and Potential Conflicts of Interest
General
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

Co-Investment Relief
We have in the past co-invested, and in the future will co-invest, with certain affiliates of the Adviser. We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions which could limit our ability to participate in co-investment transactions. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Co-Investment Relief.”
Investments
As of December 31, 2024 the fair value of our investments was $13.1 billion in 276 portfolio companies.
As of December 31, 2024 the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $1.7 billion.
See the Consolidated Schedule of Investments as of December 31, 2024 in our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.
Capital Resources and Borrowings
As a RIC, we intend to distribute substantially all of our investment company taxable income (as that term is defined in the Code, determined without regard to the deduction for dividends paid) to our shareholders. We anticipate generating cash in the future from the issuance of shares and cash flows from operations, including interest received on our debt investments.
Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2024, the Company’s asset coverage was 185.7%.
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
Pursuant to the Investment Advisory Agreement, we pay our Adviser a fee for investment advisory and management services consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses” and “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”
Management Fees
The management fee is payable quarterly in arrears at an annual rate 1.0% of the average value of our gross assets at the end of the two most recently completed calendar quarters. For purposes of the Investment Advisory Agreement, “gross assets” means our total assets determined on a consolidated basis in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding undrawn commitments but including assets purchased with borrowed amounts.
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
Pursuant to the Investment Advisory Agreement, the Company is required to pay an income based incentive fee of 17.5%, with a 1.5% hurdle and 100% catch-up.
The Company pays its Adviser an income based incentive fee based on its aggregate pre-incentive fee net investment income, as adjusted as described above, from the calendar quarter then ending and the eleven preceding calendar quarters (such period, the “Trailing Twelve Quarters”).

The hurdle amount for the income based incentive fee will be determined on a quarterly basis and is equal to 1.5% multiplied by the Company’s net asset value (“NAV”) at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The hurdle amount is calculated after making appropriate adjustments for issuances by the Company of common shares, including issuances pursuant to its dividend reinvestment plan and distributions that occurred during the relevant Trailing Twelve Quarters. The income based incentive fee for any partial period will be appropriately prorated.
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
•The Adviser will be paid 100% of the pre-incentive fee net investment income in respect of the Trailing Twelve Quarters, if any, that exceeds the hurdle amount for such Trailing Twelve Quarters, but is less than or equal to an amount, which we refer to as the “Catch-up Amount,” determined as the sum of 1.82% (7.27% annualized), multiplied by the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters that is included in the calculation of the incentive fee based on income.
•The Adviser will be paid 17.5%, of the pre-incentive fee net investment income in respect of the Trailing Twelve Quarters that exceeds the Catch-up Amount.
The amount of the income based incentive fee that will be paid to the Adviser for a particular quarter will equal the excess of (a) the income based incentive fee so calculated over (b) the aggregate income based incentive fee that was paid in respect of the first eleven calendar quarters included in the relevant Trailing Twelve Quarters subject to the Incentive Fee Cap as described below.
The income based incentive fee that will be paid to the Adviser for a particular quarter is subject to a cap (the “Incentive Fee Cap”). The Incentive Fee Cap for any quarter is an amount equal to (a) 17.5% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters minus (b) the aggregate income based incentive fee that was paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters.
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
The following is a graphical representation of the calculation of the Incentive Fee based on income:
Incentive Fee Based on Income
Percentage of pre-incentive fee net income comprising the Incentive Fee based on Income
(expressed as an annualized rate(1) of return on the value of net assets as of the beginning of each of the quarters included in the Trailing Twelve Quarters)
(1)The income based incentive fee is determined on a quarterly basis but has been annualized for purposes of the above diagram. The diagram also does not reflect the Incentive Fee Cap.
(ii) Capital Gains based incentive fees
Since the consummation of the IPO, the second part of the incentive fee, a capital gains based incentive fee, has been determined and payable in arrears as of the end of each calendar year in an amount equal to 17.5% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees as calculated in accordance with GAAP.
The Company will accrue, but will not pay, a capital gains based incentive fee with respect to unrealized appreciation because a capital gains based incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain.
The fees that are payable under the Investment Advisory Agreement for any partial period are appropriately prorated.
Administration Agreement
Under the terms of the Administration Agreement, the Administrator provides, or oversees the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of our Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) in connection with the services performed for us pursuant to the terms of the Administration Agreement. In addition, pursuant to the terms of the Administration Agreement, the Administrator may delegate its obligations under the Administration Agreement to an affiliate or to a third party and we will reimburse the Administrator for any services performed for us by such affiliate or third party. The Administrator has hired the State Street Sub-Administrator to assist in the provision of administrative services. The State Street Sub-Administrator receives compensation for its provision of sub-administrative services under the State Street Sub-Administration Agreement.

Certain Terms of the Investment Advisory Agreement and Administration Agreement
Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated as described below, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the trustees who are not parties to the Investment Advisory Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) (the “Independent Trustees”). We may terminate the Investment Advisory Agreement or the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The decision to terminate either agreement may be made by a majority of the Board or the shareholders holding a majority outstanding voting securities, which means the lesser of (1) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. In addition, the Adviser may terminate the Investment Advisory Agreement or the Administrator may terminate the Administration Agreement, without payment of any penalty, upon 60 days’ written notice. The Investment Advisory Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment.
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
Distributions
We generally intend to distribute substantially all of our available earnings annually by paying distributions on a quarterly basis, as determined by the Board in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our distributions will generally be paid from current and/or accumulated tax earnings and profits, which includes interest income and capital gains generated by our investment portfolio, and any other income, including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees, that we receive from portfolio companies, if any. However, if we do not have sufficient current and/or accumulated tax earnings and profits to support our distributions, all or a part of such a distribution may be characterized as a return of capital for U.S. tax purposes. The specific tax characteristics of our dividends and other distributions are reported to shareholders after the end of each calendar year. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions and Dividend Reinvestment” and “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9. Net Assets” for additional information on our distributions and dividend reinvestment plan.
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
For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Related To Our Business And Structure.”
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
We have established asset based credit facilities and may establish future facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. Our existing financing facilities bear, and it is anticipated that any future credit facilities will bear interest at floating rates at to be determined spreads over SOFR or another reference rate. Shareholders indirectly bear the costs associated with any borrowings under a credit facility or otherwise, including increased management fees payable to the Adviser as a result of such borrowings. Our current credit facilities require us, and future lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.
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
Other. We will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the Exchange Act.

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
To qualify for the favorable tax treatment accorded to RICs under Subchapter M of the Code, the Company must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with its return for the taxable year an election to be a RIC or have made such election for a previous taxable year; (3) derive in each taxable year at least 90% of its gross income from (a) dividends, interest, payments with respect to certain securities loans, and gains from the sale or other disposition of stock or securities or foreign currencies, or other income (including but not limited to gains from options, futures or forward contracts) derived with respect to its business of investing in such stock, securities, or currencies; and (b) net income derived from an interest in certain publicly traded partnerships that are treated as partnerships for U.S. federal income tax purposes and that derive less than 90% of their gross income from the items described in (a) above (each, a “Qualified Publicly Traded Partnership”); and (4) diversify its holdings so that, at the end of each quarter of each taxable year of the Company (a) at least 50% of the value of the Company’s total assets is represented by cash and cash items (including receivables), U.S. government securities and securities of other RICs, and other securities for purposes of this calculation limited, in respect of any one issuer to an amount not greater in value than 5% of the value of the Company’s total assets and to not more than 10% of the outstanding voting securities of such issuer, and (b) not more than 25% of the value of the Company’s total assets is invested in the securities (other than U.S. government securities or securities of other RICs) of (I) any one issuer, (II) any two or more issuers which the Company controls and which are determined to be engaged in the same or similar trades or businesses or related trades or businesses or (III) any one or more Qualified Publicly Traded Partnerships (described in clause 3(b) above).
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
Amounts not distributed on a timely basis in accordance with a calendar year distribution requirement are subject to a nondeductible 4% U.S. federal excise tax. To prevent imposition of the excise tax, the Company must distribute during each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income for the calendar year, (ii) 98.2% of its capital gains in excess of its capital losses (adjusted for certain ordinary losses) for the one-year period ending October 31 of the calendar year, and (iii) any ordinary income and capital gains for previous years that were not distributed during those years. For these purposes, the Company will be deemed to have distributed any income or gains on which it paid U.S. federal income tax.
A distribution will be treated as paid on December 31 of any calendar year if it is declared by the Company in October, November, or December with a record date in such a month and paid by the Company during January of the following calendar year. Such distributions will be taxable to shareholders in the calendar year in which the distributions are declared, rather than the calendar year in which the distributions are received.
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
Reporting Obligations and Available Information
We furnish our shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Definitive Proxy Statements on Schedule 14A, and our trustees, officers and 10% beneficial owners file reports on Forms 3, 4 and 5 pursuant to section 13(a), 15(d) or 16(a) of the Exchange Act. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information. We have made available free of charge on our website (www.bxsl.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, our current reports on Form 8-K and our governing documents.
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
Effective January 1, 2025, all references in “Item 1A. Risk Factors” to the “Adviser” shall refer to both Blackstone Private Credit Strategies LLC, in its capacity as the Company's investment adviser, and Blackstone Credit BDC Advisors LLC, in its capacity as the Company's investment sub-adviser, and all references to the "Administrator" shall refer to both Blackstone Private Credit Strategies LLC, in its capacity as the Company's administrator, and Blackstone Alternative Credit Advisors LP, in its capacity as one of the Company's sub-administrators.
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
Since we have no employees, we depend on the investment expertise, skill and network of business contacts of the broader networks of the Adviser and its affiliates as well as the persons and firms our Adviser may retain to provide services on our behalf. The Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service and coordination of Blackstone Credit & Insurance and its senior management team. The departure of any members of Blackstone Credit & Insurance’s senior management team could have a material adverse effect on our ability to achieve our investment objectives.
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
There is increasing competition among financial sponsors, investment banks and other investors for hiring and retaining qualified investment professionals, and there can be no assurance that the Adviser will be able to find qualified investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.

The Investment Advisory Agreement has been approved pursuant to Section 15 of the 1940 Act. In addition, the Investment Advisory Agreement has termination provisions that allow the parties to terminate the agreement. The Investment Advisory Agreement may be terminated at any time, without penalty, by us or by the Adviser upon 60 days’ written notice. If the Investment Advisory Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event the Investment Advisory Agreement is terminated, it may be difficult for us to replace the Adviser. If the Investment Advisory Agreement is terminated and no suitable replacement is found to manage us, we may not be able to achieve our investment objectives. Furthermore, we may incur certain costs in connection with a termination of the Investment Advisory Agreement.
Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
The Adviser depends on its broader organization’s relationships with private equity sponsors, investment banks and commercial banks and others, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser or its broader organization fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser or its broader organizations have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
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
In light of the nature of our periodic public offerings in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying suitable investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of our Common Shares in any periodic public offering and the time we invest the net proceeds. Our proportion of privately-negotiated investments may be lower than expected. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments, each of which is subject to management fees.
In the event we are unable to find suitable investments, such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our Common Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.
As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our Board. There is not a public market for the securities of the privately-held companies and certain other private assets in which we invest. Many of our investments are not publicly-traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith as required by the 1940 Act. In connection with striking a NAV as of a date other than quarter-end for share issuances and repurchases, the Company will consider whether there has been a material change to such investments as to affect their fair value, but such analysis will be more limited than the quarter-end process.
As part of the valuation process, we will generally take into account relevant factors in determining the fair value of the Company’s investments, without market quotations, many of which are loans, including and in combination, as relevant: (i) the portfolio company’s ability to make payments based on its earnings and cash flow,(ii) the estimated enterprise value of a portfolio company, (iii) the nature and realizable value of any collateral, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. Our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially differ from the value that we may ultimately realize upon the sale of one or more of our investments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from what was previously the value, and such differences could be material.
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
We, our portfolio companies and other counterparties are subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our shareholders, potentially with retroactive effect. Anticipating policy changes and reforms may be particularly difficult during periods of heightened partisanship at the federal, state and local levels, including due to the divisiveness surrounding populist movements, political disputes and socioeconomic issues. The failure to accurately anticipate the possible outcome of such changes and/or reforms could have a material adverse effect on our returns.
In recent years, there has been increased regulatory enforcement activity and rulemaking impacting the financial services industry. Under the prior U.S. presidential administration, including at the SEC and certain other regulatory bodies, policy changes could have imposed additional costs on us and our investments, required significant attention of senior management or resulted in limitations on the manner in which we or the companies in which we invest conduct business. We cannot predict at this time whether and the extent to which the current U.S. presidential administration and newly-appointed senior officials at the SEC and other federal agencies will pursue these or other policy changes. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies.
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
Trade negotiations and related government actions may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.
In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. While the U.S. has reached an agreement with each of Canada and Mexico to delay the imposition of such tariffs, tariffs on goods from China took effect in February 2025. Such tariffs could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from China.
There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy, including with respect to the proposed tariffs on goods from Canada and Mexico. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies. This could materially adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States. Further governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies in respect of other jurisdictions could also have a similar adverse impact.

Financial regulatory changes in the United States could adversely affect our business.
The financial services industry continues to be the subject of heightened regulatory scrutiny in the United States. There has been active debate over the appropriate extent of regulation and oversight of investment funds and their managers. We may be adversely affected as a result of new or revised regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by these governmental authorities and self-regulatory organizations. Further, new regulations or interpretations of existing laws may result in enhanced disclosure obligations, including with respect to sustainability matters, which could negatively affect us and materially increase our regulatory burden. Increased regulations generally increase our costs, and we could continue to experience higher costs if new laws require us to spend more time or buy new technology to comply effectively.
Conversely, potential deregulation of the banking industry in the United States, including a rollback of existing regulatory requirements, could adversely affect the private credit industry and, consequently, our investment strategy, portfolio performance and overall returns. The U.S. private credit market has grown significantly in part due to legislation that took effect following the 2008-2009 financial crisis that imposed onerous capital and lending requirements on banks, limiting their ability to extend credit to borrowers. If such requirements are reduced or removed, competition for lending opportunities would likely increase, and our ability to deploy capital effectively could be negatively impacted.
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
Our business and the businesses of the Adviser and its respective affiliates are subject to extensive regulation, including periodic examinations, inquiries and investigations, which may result in enforcement and other proceedings, by governmental agencies and self-regulatory organizations in the jurisdictions in which we and they operate around the world, including the SEC and various other U.S. federal, state and local agencies. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities.
We, the Adviser and its respective affiliates have received, and may in the future receive, requests for information, inquiries and informal or formal investigations or subpoenas from such regulators from time to time in connection with such inquiries and proceedings and otherwise in the ordinary course of business. These requests could relate to a broad range of matters, including specific practices of our business, the Adviser, our investments or other investments the Adviser or its affiliates make on behalf of their clients, potential conflicts of interest between us and the Adviser or its affiliates, or industry wide practices. Actions by and/or initiatives of the SEC and/or other regulators can have an adverse effect on our financial results, including as a result of the imposition of a sanction, a limitation on our, Blackstone’s or our personnel’s activities, or changing our historic practices. Any adverse publicity relating to an investigation, proceeding or imposition of these sanctions could harm our or Blackstone’s reputation and have an adverse effect on our future fundraising or operations. The costs of responding to legal or regulatory information requests, any increased reporting, registration and compliance requirements will be borne by us in the form of legal or other expenses, litigation, regulatory proceedings or penalties, may divert the attention of our management, may cause negative publicity that adversely affects investor sentiment, and may place us at a competitive disadvantage, including to the extent that we, the Adviser or any of its affiliates are required to disclose sensitive business information or alter business practices.
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
In light of past market conditions in the U.S. and global financial markets, the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) which instituted a wide range of reforms that have impacted all financial institutions to varying degrees. Because these requirements are relatively new and evolving, the full impact such requirements will have on our business, results of operations or financial condition is unclear. While we cannot predict what effect any changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to us and our shareholders.
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
We hold assets and have made borrowings denominated in foreign currencies, and may acquire assets or make borrowings denominated in other foreign currencies, which exposes us to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets or liabilities, as well as our income and cash flows. As a result of foreign currency fluctuations, the value of our liabilities and expenses may increase or the value of our assets and income may decrease due to factors outside of our control, which can have a negative effect on our NAV and cash available for distribution. Any such changes in foreign currency exchange rates may impact the measurement of such assets or liabilities for purposes of maintaining RIC tax treatment or the requirements under the 1940 Act. We may seek to hedge against currency exchange rate fluctuations by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act, but there is no guarantee such efforts will be successful and such hedging strategies create additional costs. See “—We may acquire various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our shareholders.”
General economic conditions could adversely affect the performance of our investments and operations.
We and our portfolio companies are susceptible to the effects of economic slowdowns or recessions. The global growth cycle is in a mature phase and signs of slowdown are evident in certain regions around the world, although most economists continue to expect moderate economic growth in the near term, with limited signals of an imminent recession in the U.S. as consumer and government spending remain healthy. Periods of elevated inflation and high interest rates, such as those experienced in recent years, can contribute to significant volatility in debt and equity markets. Although generally decelerating, inflation remains above the U.S. Federal Reserve’s target levels. Despite multiple federal fund rate decreases over the course of 2024, interest rates have remained elevated, with the U.S. Federal Reserve indicating in early 2025 an expectation of slower rate decreases moving forward.
Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the effect of the United Kingdom (the “U.K.”) leaving the European Union (the “E.U.”), instability in the Chinese capital markets and the COVID-19 pandemic. Although the broader outlook remains constructive, geopolitical instability continues to pose risk. In particular, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China, concern as to whether China’s stimulus measures will effectively stabilize its slowing economic growth, or the ongoing wars in the Middle East and Ukraine, could lead to disruption, instability and volatility in the global markets. For example, in the United States, the current presidential administration has stated its intention to make governmental policy and regulatory changes in a variety of areas, including the imposition of tariffs or other trade barriers. In that connection, certain countries subject to those changes have expressed an intent to impose similar measures in return. Additionally, certain of our portfolio companies may operate in, or have dealings with, countries subject to sanctions or embargoes imposed by the U.S. government, foreign governments, or the United Nations or other international organizations. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the United States. A decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown, could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Common Shares. Unfavorable economic conditions would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events may limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.
In addition, severe public health events, such as those caused by the COVID‐19 pandemic, may occur from time to time, and could directly and indirectly impact us in material respects that we are unable to predict or control, including by threatening the well‐being and morale of personnel involved in our operations and interrupting business activities. In addition, related factors may materially and adversely affect us, including the effectiveness of governmental responses, the extension, amendment or withdrawal of any government programs or initiatives and the timing and speed of economic recovery. Actions taken in response may contribute to significant volatility in the financial markets, resulting in increased volatility in equity prices, material interest rate changes, supply chain disruptions, such as simultaneous supply and demand shock to global, regional and national economies, and an increase in inflationary pressures.
Any deterioration of general economic conditions may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on the performance and financial results of the Company, and the value and the liquidity of the shares. In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions impacted the value of any collateral securing our senior secured debt in 2024 and may continue to impact such collateral in 2025. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on favorable terms or at all. These events could prevent us from increasing investments and harm our operating results.
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
Globally, inflation and rapid fluctuations in inflation rates have in the past had negative effects on economies and financial markets, particularly in emerging economies, and may do so in the future. Wages and prices of inputs increase during periods of inflation which can negatively impact returns on our investments. In an attempt to stabilize inflation, governments may impose wage and price controls, or otherwise intervene in the economy. Governmental efforts to curb inflation often have negative effects on levels of economic activity.
We may be impacted by general global economic and market conditions.
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
In addition, economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets and the current ongoing conflict between Russia and Ukraine and the conflict and escalating tensions in the Middle East could have a negative impact on those countries and others in those regions. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.
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
Cybersecurity and data protection have become top priorities for regulators around the world. Many jurisdictions in which we, Blackstone and/or its affiliates operate have laws and regulations relating to privacy, data protection and cybersecurity, including, as examples, the General Data Protection Regulation in the European Union, the U.K. Data Protection Act, and the California Privacy Rights Act. For example, in February 2022, the SEC proposed rules regarding registered investment advisers' and funds' cybersecurity risk management requiring the adoption and implementation of cybersecurity policies and procedures, enhanced disclosure in regulatory filings and prompt reporting of incidents to the SEC, which, if adopted, could increase our compliance costs and potential regulatory liability related to cybersecurity. Some jurisdictions have also enacted or proposed laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data.
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
Broker-dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The full impact of Regulation Best Interest on participating broker-dealers cannot be determined at this time, and it may negatively impact whether participating broker-dealers and their associated persons recommend the offering to certain retail customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our shares should consider a number of factors, under the care obligation of Regulation Best Interest, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. As a result, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe is in the best interest of a particular retail customer. However, if broker-dealers choose alternatives to our shares, many of which likely exist, such as an investment in listed entities, which may be a reasonable alternative to an investment in us as such investments may feature characteristics like lower cost, nominal commissions at the time of initial purchase, less complexity and lesser or different risks, our ability to raise capital will be adversely affected. If compliance by broker-dealers with Regulation Best Interest negatively impacts our ability to raise capital in a public offering, it may harm our ability to create a diversified portfolio of investments, and achieve our investment objectives.
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
Under the DSTA Control Share Statute, once a threshold is reached, an acquirer has no voting rights with respect to shares in excess of that threshold (i.e., the control shares) until approved by a vote of shareholders, as described above, or otherwise exempted by the Board. The DSTA Control Share Statute contains a statutory process for an acquiring person to request a shareholder meeting for the purpose of considering the voting rights to be accorded control shares. An acquiring person must repeat this process at each threshold level.
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
The DSTA Control Share Statute permits the Board, through a provision in the Company’s governing documents or by Board action alone, to eliminate the application of the DSTA Control Share Statute to the acquisition of control shares in the Company specifically, generally, or generally by types, as to specifically identified or unidentified existing or future beneficial owners or their affiliates or associates or as to any series or classes of shares. The DSTA Control Share Statute does not provide that the Company can generally “opt out” of the application of the DSTA Control Share Statute; rather, specific acquisitions or classes of acquisitions may be exempted by the Board, either in advance or retroactively, but other aspects of the DSTA Control

Share Statute, which are summarized above, would continue to apply. The DSTA Control Share Statute further provides that the Board is under no obligation to grant any such exemptions.
The foregoing is only a summary of the material terms of the DSTA Control Share Statute. Shareholders should consult their own counsel with respect to the application of the DSTA Control Share Statute to any particular circumstance. Some uncertainty around the general application under the 1940 Act of state control share statutes exists as a result of recent court decisions which have held that control share acquisition provisions in funds’ governing documents are not consistent with the 1940 Act. Additionally, in some circumstances uncertainty may also exist in how to enforce the control share restrictions contained in state control share statutes against beneficial owners who hold their shares through financial intermediaries.
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
Our Declaration of Trust contains anti-takeover provisions that could have the effect of limiting the ability of other entities or persons to acquire control of the Company or to change the composition of our Board. Our Board is divided into three classes of trustees serving staggered three-year terms. This provision could delay for up to two years the replacement of a majority of our Board. These provisions could have the effect of depriving shareholders of an opportunity to sell their common shares at a premium over prevailing market prices by discouraging a third party from seeking to obtain control over the Company.
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
Senior Secured Loans and Senior Secured Bonds. There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Such risks have become more pronounced due to elevated interest rates and market volatility. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien debt is paid. Similarly, investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should we be forced to enforce our remedies.
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

Mezzanine Loans. Mezzanine debt securities generally will be unrated or have ratings or implied or imputed ratings below investment grade. They will be obligations of corporations, partnerships or other entities that are generally unsecured, typically are subordinated to other obligations of the obligor and generally have greater credit and liquidity risk than is typically associated with investment grade corporate obligations. While mezzanine debt investments and other loans or unsecured investments can benefit from the same or similar covenants as those enjoyed by the indebtedness ranking more senior to such investments and can benefit from cross-default provisions and security over the issuer’s assets, some or all of such terms might not be part of particular investments (for example, such investments might not be protected by financial covenants or limitations upon incurrence of additional indebtedness by the issuer). Accordingly, the risks associated with mezzanine debt securities include a greater possibility that adverse changes in the financial condition of the obligor or in general economic conditions (including a sustained period of elevated interest rates or an economic downturn) could adversely affect the obligor’s ability to pay principal and interest on its debt. Many obligors on mezzanine debt securities are highly leveraged, and specific developments affecting such obligors, including reduced cash flow from operations or the inability to refinance debt at maturity, can also adversely affect such obligors’ ability to meet debt service obligations. Mezzanine debt securities are often issued in connection with leveraged acquisitions or recapitalizations, in which the issuers incur a substantially higher amount of indebtedness than the level at which they had previously operated. Default rates for mezzanine debt securities have historically been higher than has been the case for investment grade securities.
Risk Retention Vehicles. We may invest in CLO debt and equity tranches and warehouse investments directly or indirectly through an investment in U.S. and/or European vehicles (“Risk Retention Vehicles”) established for the purpose of satisfying U.S. and/or E.U. regulations applicable to such investments, including regulations that require the retention of credit risk associated with certain CLOs, and other investments. Risk Retention Vehicles will be structured to satisfy such retention requirements by purchasing and retaining the percentage of CLO notes prescribed under applicable retention requirements (the “Retention Notes”) or as otherwise may be required under applicable laws and regulations. For the avoidance of doubt, the term Risk Retention Vehicles does not include vehicles that are deemed to be controlled by the Adviser or its affiliates but does include Risk Retention Vehicles we control.
Indirect investments in CLO equity securities (and in some instances more senior CLO securities) and warehouse investments through entities that have been established to satisfy the U.S. and/or the E.U. retention requirements may allow for better economics for us (including through fee rebate arrangements). For example, these types of investments may create stronger negotiating positions with CLO managers and underwriting banks who are incentivized to issue CLOs and who require the participation of a Risk Retention Vehicle to enable the CLO securities to be issued. However, Retention Notes differ from other securities of the same ranking since the retention requirements prescribe that such Retention Notes must be held by the relevant risk retainer for a specified period. U.S. retention requirements prescribe the holding period to be the longer of (x) the period until the CLO has paid down its securities to 33% of their original principal amount, (y) the period until the CLO has sold down its assets to 33% of their original principal amount and (z) two years after the closing of the CLO. On the other hand, the E.U. retention requirements prescribe the holding period to be the lifetime of the CLO. In addition, Retention Notes are subject to other restrictions not imposed on other securities of the same ranking; for example, Retention Notes may not be subject to credit risk mitigation. A breach of the retention requirements may result in the imposition of regulatory sanctions or, in the case of the E.U. retention requirements, in claims being brought against the retaining party.
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
We are subject to financial market risks, including changes in interest rates. General interest rate fluctuations may have a substantial negative impact on our ability to make investments, the value of our investments and our ability to realize gains from the disposition of investments and, accordingly, have a material adverse effect on our investment objectives and our rate of return on invested capital. In addition, an increase in interest rates would make it more expensive to use debt for our financing needs.
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
A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, in general, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in the amount of incentive fees payable to the Adviser with respect to pre-incentive fee net investment income.
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
We are subject to risks related to sustainability matters.
In evaluating potential investments, the Adviser considers opportunities and risk related to material sustainability factors. Although the Adviser’s consideration of sustainability factors is intended to aid the Adviser in evaluating the return and risk profile of a given investment and is not expected to by itself determine an investment decision for us, the Adviser’s consideration of sustainability factors could, to the extent material economic risks or opportunities associated with an investment are identified, cause the Adviser to consider taking a different action than may have been taken in the absence of such consideration, which could cause us to perform differently compared to funds or other investors that do not consider such risks and opportunities. Further, although the Adviser views application of its sustainability framework to be an opportunity to potentially enhance or protect the performance of investments over the long-term, the Adviser cannot guarantee that any consideration of sustainability factors or engagement with portfolio companies on sustainability, which depends in part on skill and qualitative judgments, will positively impact the performance of any individual portfolio company or us.
In addition, some investors may evaluate potential investments in part based on third-party environmental, social and governance (“ESG”) rating systems. The criteria used in these ratings systems may conflict and change frequently, and we cannot predict how these third parties will score us, nor can we have any assurance that they score us or other companies accurately. If our ESG ratings, disclosures or practices do not meet the standards set by such investors or our shareholders, they may choose not to invest in our Common Shares. Relatedly, adverse performance or incidents with respect to sustainability matters or negative ESG ratings or assessments could impact the value of our brand, or the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. At the same time, some stakeholders and regulators have increasingly expressed or pursued opposing views, legislation and investment expectations with respect to sustainability initiatives. This divergence increases the risk that any action or lack thereof with respect to sustainability matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business.
Rules, regulations and stakeholder expectations concerning sustainability matters have been subject to increased attention and shifting focus in recent years. Some of these changes have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. If we fail or are perceived to fail to comply with applicable rules, regulations and stakeholder expectations, it could negatively impact our reputation and our business results.
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
Certain debt investments that we make in portfolio companies may be secured on a second priority basis by the same collateral securing first priority debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.
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
The risks associated with our and our portfolio companies’ businesses are more severe during periods of economic slowdown or recession. In recent years, we have experienced periods of economic slowdown and in some instances, contraction, as countries and industries around the globe grappled with the short- and long-term economic impacts of elevated inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, the COVID-19 pandemic and volatility in global capital markets.
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
Our portfolio may be concentrated in a limited number of industries. Our portfolio will be considered to be concentrated in a particular industry when 25% or greater of its total assets are invested in issuers that are a part of that industry. A downturn in any industry in which we are invested could significantly impact the aggregate returns we realize. We may concentrate our investments in issuers that are part of the software industry, which currently represent approximately 20% of our total investments at fair value. Such concentration may change as a result of additional investments in, or divestment of investments in, the software industry and/or fluctuations in the fair value of our investments in the software industry and other industries.
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

We are subject to risks associated with investing in portfolio companies that derive a significant portion of their revenue from government contracts.
Some of our portfolio companies may derive a significant portion of their revenues from government contracts. When such contracts with government entities expire, they may be opened for bidding by competing service providers, and there is no guarantee that our portfolio companies’ contracts will be renewed or extended. If, as a result of government budgetary cuts, any of our portfolio companies’ government contracts are terminated, not renewed, renewed on less favorable terms, or not renewed on a timely basis; if payments due to our portfolio companies under contracts with government entities are delayed due to administrative backlogs or budgetary constraints; or if any of our portfolio companies receive an adverse finding or review resulting from an audit or investigation, the stability and financial performance of these companies, including their ability to service or repay debt, could be materially and adversely impacted. As a result, any disruptions to these contracts may in turn negatively affect the value of our investments and our overall returns. Furthermore, a reduction in U.S. government contracting may limit investment opportunities and negatively impact our ability to generate expected returns.
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
We may invest a portion of our portfolio in publicly-traded assets. For example, it is not expected that we will be able to negotiate additional financial covenants or other contractual rights, which we might otherwise be able to obtain in making privately negotiated investments. In addition, by investing in publicly-traded securities or assets, we will be subject to U.S. federal and state securities laws, as well as non-U.S. securities laws, that may, among other things, restrict or prohibit our ability to make or sell an investment. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments and to sell existing investments in public securities because the Company may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect our investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.
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
Subject to our investment objectives and policies, we may invest in repurchase agreements as a buyer for investment and/or cash management purposes. Repurchase agreements typically involve the acquisition by us of debt securities from a selling financial institution such as a bank, savings and loan association or broker-dealer. The agreement provides that we will sell the securities back to the institution at a fixed time in the future. We do not bear the risk of a decline in the value of the underlying security unless the seller defaults under its repurchase obligation. In the event of the bankruptcy or other default of a seller of a repurchase agreement, we could experience both delays in liquidating the underlying securities and losses, including (1) possible decline in the value of the underlying security during the period in which we seek to enforce its rights thereto; (2) possible lack of access to income on the underlying security during this period; and (3) expenses of enforcing its rights. In addition, as described above, the value of the collateral underlying the repurchase agreement will be at least equal to the repurchase price, including any accrued interest earned on the repurchase agreement. In the event of a default or bankruptcy by a selling financial institution, we generally will seek to liquidate such collateral. However, the exercise of our right to liquidate such collateral could involve certain costs or delays and, to the extent that proceeds from any sale upon a default of the obligation to repurchase were less than the repurchase price, we could suffer a loss.
Subject to our investment objectives and policies, we invest in repurchase agreements as a seller, also known as a “reverse repurchase agreement.” Our use of reverse repurchase agreements involves many of the same risks involved in our use of leverage, as the proceeds from reverse repurchase agreements are generally invested in additional securities. There is a risk that the market value of the securities acquired in the reverse repurchase agreement may decline below the price of the securities that we have sold but remain obligated to repurchase. In addition, there is a risk that the market value of the securities we retain may decline. If the buyer of securities under a reverse repurchase agreement were to file for bankruptcy or experiences insolvency, we may be adversely affected. Also, in entering into reverse repurchase agreements, we bear the risk of loss to the extent that the proceeds of the reverse repurchase agreement are less than the value of the underlying securities. In addition, due to the interest costs associated with reverse repurchase agreements transactions, the Company’s NAV will decline, and, in some cases, we may be worse off than if we had not used such instruments.
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
We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. These financial instruments may be purchased on exchanges or may be individually negotiated and traded in over-the-counter markets. Use of such financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our shareholders. The Dodd-Frank Act could adversely impact an issuer’s ability to hedge risks associated with the Company’s investments.
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
Recent trends in the market generally, including technological developments in artificial intelligence, have disrupted the industry with technological or other innovations. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that could affect the Company and/or its portfolio companies or alter the market practices that help frame its strategy. Any of these new approaches could damage the Company’s investments, significantly disrupt the market in which it operates and subject it to increased competition, which could materially and adversely affect its business, financial condition and results of investments. Moreover, given the pace of innovation in recent years, the impact on a particular investment may not have been foreseeable at the time we made the investment. Furthermore, we could base investment decisions on views about the direction or degree of innovation that prove inaccurate and lead to losses.
We may invest through various joint ventures.
From time to time, we may hold a portion of its investments through partnerships, joint ventures, securitization vehicles or other entities with third-party investors (collectively, “joint ventures”). Joint venture investments involve various risks, including the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with those of the Company, the risk that a joint venture partner may be in a position to take action contrary to the Company’s objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under state law. Our ability to exercise control or significant influence over management in these cooperative efforts will depend upon the nature of the joint venture arrangement, and certain joint venture arrangements may pose risks of impasse if no single party controls the joint venture, including the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners. In addition, we may, in certain cases, be liable for actions of our joint venture partners. The joint ventures in which we participate may sometimes be allocated investment opportunities that might have otherwise gone entirely to the Company, which may reduce our return on equity. Additionally, our joint venture investments may be held on an unconsolidated basis and at times may be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act. If an investment in an unconsolidated joint venture were to be consolidated for any reason, the leverage of such joint venture could impact our ability to maintain the minimum coverage ratio of total assets to total borrowings and other senior securities required under the 1940 Act, which have an effect on our operations and investment activities. See “— When we use leverage, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Leverage may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders, and result in losses.”

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
We rely, in part, on the Adviser to assist with identifying investment opportunities and making investment recommendations. The Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser, its affiliates and their officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of the Adviser and its affiliates in a manner that the Adviser deems necessary and appropriate consistent with its fiduciary duties and the 1940 Act. See “— Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us.”

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
•substantial purchases of shares by the Adviser and its affiliates may limit the Adviser’s ability to fulfill any financial obligations that it may have to us or incurred on our behalf; and
•potential conflicts of interest, including related to the exercise of voting, consent or similar rights under our shares.
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
Under the 1940 Act, a BDC may not acquire any asset other than Qualifying Assets, unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are Qualifying Assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not Qualifying Assets. Conversely, if we fail to invest a sufficient portion of our assets in Qualifying Assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.
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
As a result of meeting the annual distribution requirement to qualify for taxation as a RIC under the Code, we may need to periodically access the capital markets to raise cash in order to fund new investments. We may issue “senior securities,” as defined under the 1940 Act, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage meets the threshold set forth in the 1940 Act immediately after each such issuance. The 1940 Act currently requires an asset coverage of at least 150% (i.e., the amount of debt may not exceed two-thirds of the value of our assets). Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately-owned competitors, which may lead to greater shareholder dilution.

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
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. When we use leverage to partially finance our investments through borrowing from banks and other lenders, shareholders will experience increased risks of investing in our shares. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not used leverage. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser. The Company’s leverage strategy may not work as planned or achieve its goal.
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
Although leverage has the potential to enhance overall returns that exceed the Company’s cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Company’s cost of funds. In addition, borrowings and reverse repurchase agreements or similar arrangements in which the Company may engage may be secured by the shareholders’ investments as well as by the Company’s assets and the documentation relating to such transactions may provide that during the continuance of a default under such arrangement, the interests of the holders of Common Shares may be subordinated to the interests of the Company’s lenders or debt holders.
Our credit facilities and unsecured notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our tax treatment as a RIC under the Code. A failure to renew our facilities or to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition, results of operations and/or liquidity.
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
If we issue preferred shares or convertible debt securities, the NAV of our Common Shares may become more volatile.
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

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding Return to Common Shareholder (1)	-28.50%	-17.42%	-6.33%	4.75%	15.84%
(1)Based on (i) $13.5 billion in total assets as of December 31, 2024, (ii) $7.1 billion in outstanding indebtedness, at par, as of December 31, 2024, (iii) $6.1 billion in net assets as of December 31, 2024 and (iv) and the weighted average all-in cost of debt (including unused fees, accretion of net discounts on unsecured debt, amortization of deferred financing costs, and the impact of the application of hedge accounting) of 5.42%. as of December 31, 2024.
Based on an outstanding indebtedness, at par, of $7.1 billion as of December 31, 2024 and the weighted average all-in cost of debt (including unused fees, accretion of net discounts on unsecured debt, amortization of deferred financing costs, and the impact of the application of hedge accounting), of 5.42% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 2.86% to cover annual interest payments on the outstanding debt. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for more information regarding our borrowings.
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
We have formed CLOs, and may form additional CLOs in the future, which may subject us to certain structured financing risks.
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
For the CLOs we create we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC tax treatment, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our RIC tax treatment, which would have a material adverse effect on an investment in the shares.
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
To obtain and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and quarterly asset diversification requirements. If we do not qualify for or maintain our RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as zero-coupon securities, debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Furthermore, we have elected to amortize market discount and include such amounts in our taxable income on a current basis, instead of upon disposition of the applicable debt obligation.
Because any original issue discount, market discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the annual distribution requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to qualify for taxation as a RIC under Subchapter M of the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may not qualify for or maintain RIC tax treatment and thus we may become subject to corporate-level income tax.
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
G.Risks Related to an Investment in the Common Shares
We cannot assure you that the market price of common shares will not decline below our NAV. The market price of common shares may be volatile and may fluctuate substantially.
We currently list our common shares on the NYSE under the symbol “BXSL.” We cannot assure you that the trading market can be sustained. In addition, we cannot predict the prices at which our common shares will trade. Shares of closed-end management investment companies, including BDCs, frequently trade at a discount from their NAV and our shares may also be discounted in the market. This characteristic of closed-end management investment companies is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether our common shares will trade at, above or below NAV. The risk of loss associated with this characteristic of closed-end management investment companies may be greater for investors expecting to sell common shares purchased in an offering soon after such offering. In addition, if our common shares trades below its NAV, we will generally not be able to sell additional common shares to the public at its market price without first obtaining the approval of a majority of our shareholders (including a majority of our unaffiliated shareholders) and our independent directors for such issuance.
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
Shareholders may experience dilution in the NAV of their shares if they do not participate in our dividend reinvestment plan and if our shares are trading at a discount to NAV.
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
The Adviser, Blackstone Credit & Insurance, Blackstone and their respective affiliates will be subject to certain conflicts of interest with respect to the services the Adviser and the Administrator provide to us. These conflicts will arise primarily from the involvement of Blackstone Credit & Insurance, Blackstone and their respective affiliates (the “Firm”), in other activities that may conflict with our activities. You should be aware that individual conflicts will not necessarily be resolved in favor of your interest. The following list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in the Company.
For purposes of this discussion and ease of reference, the following terms shall have the meanings as set forth below:
“Other Blackstone Credit & Insurance Clients” means, collectively, the investment funds, client accounts (including managed accounts) and proprietary accounts and/or other similar arrangements (including such arrangements in which the Company or one or more Other Blackstone Credit & Insurance Clients own interests) that Blackstone Credit & Insurance may establish, advise or sub-advise from time to time and to which Blackstone Credit & Insurance provides investment management or sub-advisory services (other than the Company and any such funds and accounts in which the Company has an interest), in each case including any alternative investment vehicles and additional capital vehicles relating thereto and any vehicles established by Blackstone Credit & Insurance to exercise its side-by-side or other general partner investment rights as set forth in their respective governing documents; provided, that for the avoidance of doubt, “Other Blackstone Credit & Insurance Clients” shall not include Blackstone Credit & Insurance in its role as principal of any account, including any such accounts for which Blackstone Credit & Insurance or an affiliate thereof acts as an adviser.
“Blackstone Clients” means, collectively, the investment funds, client accounts (including managed accounts) and proprietary accounts and/or other similar arrangements (including such arrangements in which the Company or one or more Blackstone Clients own interests) that Blackstone may establish, advise or sub-advise from time to time and to which Blackstone provides investment management or sub-advisory services (other than the Company, any such funds and accounts in which the Company has an interest and Other Blackstone Credit & Insurance Clients), in each case including any alternative investment vehicles and additional capital vehicles relating thereto and any vehicles established by Blackstone to exercise its side-by-side or other general partner investment rights as set forth in their respective governing documents; provided that, for the avoidance of doubt, “Blackstone Clients” shall not include Blackstone in its role as principal of any account, including any accounts for which Blackstone or an affiliate thereof acts as an adviser.
“Other Clients” means, collectively, Other Blackstone Credit & Insurance Clients and Blackstone Clients.
Performance Based Compensation and Management Fees. The existence of the incentive fees payable to Blackstone Credit & Insurance may create a greater incentive for Blackstone Credit & Insurance to operate the Company in a riskier, more speculative or other manner that is less favorable to the shareholders or time the purchase or sale of investments in a manner motivated by the personal interests of Blackstone Credit & Insurance and/or Blackstone personnel. However, the fact that the hurdle rate for the incentive fee based on income is calculated on an aggregate basis each quarter and that realized and unrealized losses are netted against realized gains for the incentive fee based on capital gains should reduce the incentives for the Adviser to make more speculative investments or otherwise time the purchase or sale of investments. Our Board will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.
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
The Firm’s Policies and Procedures. The Firm has implemented policies and procedures to address conflicts that arise as a result of its various activities, as well as regulatory and other legal considerations. Specified policies and procedures implemented by the Firm to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions are expected to reduce the synergies across the Firm’s various businesses that the Company expects to draw on for purposes of pursuing attractive investment opportunities. Because the Firm has many different asset management and advisory businesses, including private equity, a credit business, a hedge fund business, a capital markets group, a life sciences business and a real estate advisory business, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses and to protect against the inappropriate sharing and/or use of information between the Company and the other business units or segments at the Firm, the Firm has implemented certain policies and procedures (e.g., information wall policy) regarding the sharing of information that could reduce the positive synergies that the Company expects to utilize for purposes of identifying and managing attractive investments. For example, the Firm will from time to time come into possession of material non-public information with respect to companies, including companies in which the Company has investments or might be considering making an investment or companies that are clients of the Firm. As a consequence, that information, which could be of benefit to the Company, is likely to be restricted to those other respective businesses and otherwise be unavailable to the Company. It is also possible that the Company could be restricted from trading despite the fact that the Company did not receive such information. There can be no assurance, however, that any such policies and/or procedures will be effective in accomplishing their stated purpose and/or that they will not otherwise adversely affect the ability of the Company to effectively achieve its investment objective by unduly limiting the investment flexibility of the Company and/or the flow of otherwise appropriate information between Blackstone Credit & Insurance and other business units at the Firm. Personnel of the Firm could be unable, for example, to assist with the activities of the Company as a result of these walls. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of the Firm to share information internally.
In addition, to the extent that the Firm is in possession of material non-public information or is otherwise restricted from trading in certain securities, the Company and the Adviser could also be deemed to be in possession of such information or otherwise restricted. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Other Client has or has considered making an investment or which is otherwise a client of the Firm will have the potential to restrict or otherwise limit the ability of the Company and/or its portfolio companies and their affiliates to make investments in or otherwise engage in businesses or activities competitive with such companies. The Firm could enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for the Company, could require the Company to share such opportunities or otherwise limit the amount of an opportunity the Company can otherwise take.
Allocation of Personnel. The Adviser and its members, officers and employees will devote as much of their time and attention to the activities of the Company as they deem necessary to conduct its business affairs in an appropriate manner. By the terms of the Investment Advisory Agreement, the Firm is not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities have the potential to be in competition with the Company and/or to involve substantial time and resources of the Adviser. Firm personnel, including members of the Investment Committee, will work on other projects, serve on other committees (including boards of directors) and source potential investments for and otherwise assist the investment programs of Other Clients and their portfolio companies, including other investment programs to be developed in the future. Certain members of Blackstone Credit & Insurance’s investment team are also members of Other Clients’ investment teams and will continue to serve in those roles (which could be their primary responsibility) and as a result, not all of their business time will be devoted to Blackstone or the Company. Certain non-investment professionals are not dedicated solely to the Company and are permitted to perform work for Other Clients which is expected to detract from the time such persons devote to the Company. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser and its officers and employees will not be devoted exclusively to the business of the Company, but will be allocated between the business of the Company and the management of the monies of such other advisees of the Adviser. Time spent on these other initiatives diverts attention from the activities of the Company, which could negatively impact the Company and shareholders. Furthermore, Blackstone Credit & Insurance and Blackstone Credit & Insurance personnel derive financial benefit from these other activities, including fees and performance-based compensation. Firm personnel outside of Blackstone Credit & Insurance can share in the fees and performance-based compensation from the Company; similarly, Blackstone Credit & Insurance personnel can share in the fees and performance-based compensation generated by Other Clients. These and other factors create conflicts of interest in the allocation of time by Firm personnel. Blackstone Credit & Insurance’s determination of the amount of time necessary to conduct the Company’s activities will be conclusive, and shareholders rely on Blackstone Credit & Insurance’s judgment in this regard.
In addition, professionals of the Adviser are expected to participate in a Blackstone-sponsored program whereby any professional of the Adviser may receive carried interest or other compensation from another business unit of Blackstone in connection with such professional’s successful referral of a transaction to such other business unit of Blackstone or by virtue of other arrangements with Blackstone. Such compensation may include carried interest generated by a fund managed by such other business unit of Blackstone (or potentially even in a third-party fund manager). While not expected to be material, the amount of any carried interest or other compensation received in connection with any such program could ultimately be material and could involve a variety of conflicts of interest relating to such professional’s responsibilities with respect to the Company, the incentive they would have to refer transactions to other Blackstone business units, and the financial interests they could have in Other Clients (including those that could invest in the same portfolio companies as the Company or could transact with the Company, for example in cross transactions) as a result of their participation in the aforementioned program.

Outside Activities of Principals and Other Personnel and their Related Parties. Certain of the principals and employees of the Adviser will, in certain circumstances, be subject to a variety of conflicts of interest relating to their responsibilities to the Company, Other Clients and their respective portfolio companies, and their outside personal or business activities, including as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to those of the Company, including if such other entities compete with the Company for investment opportunities or other resources. The other managed accounts and/or investment funds in which such individuals may become involved may have investment objectives that overlap with the Company. Furthermore, certain principals and employees of the Adviser are likely to have a greater financial interest in the performance of such Other Clients or accounts than the performance of the Company. Such involvement is expected to create conflicts of interest in making investments on behalf of the Company and such Other Clients and accounts. Although such principals and employees will seek to limit any such conflicts in a manner that is in accordance with their fiduciary duties to the Company, there can be no assurance they will be resolved favorably for the Company. Also, Blackstone personnel, Firm employees, including employees of the Adviser, are generally permitted to invest in alternative investment funds, private equity funds, credit funds, real estate funds, hedge funds and other investment vehicles, as well as engage in other personal trading activities relating to companies, assets, securities or instruments (subject to the Firm’s Code of Ethics requirements), some of which will involve conflicts of interests. Such personal securities transactions will, in certain circumstances, relate to securities or instruments which can be expected to also be held or acquired by Other Clients, the Company, or otherwise relate to portfolio companies in which the Company has or acquires a different principal investment (including, for example, with respect to seniority), which is expected to give rise to conflicts of interest related to misaligned interests between the Company and such persons. There could be situations in which such alternative investment funds invest in the same portfolio companies as the Company and there could be situations in which such alternative investment funds purchase securities from, or sell securities to, the Company if permitted under the 1940 Act and other applicable law. There can be no assurance that conflicts of interest arising out of such activities will be resolved in favor of the Company. Shareholders will not receive any benefit from any such investments, and the financial incentives of Firm personnel in such other investments could be greater than their financial incentives in relation to the Company and are not expected to receive notice should the Company make investments in which such persons hold direct or indirect interests. Although Blackstone Credit & Insurance will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for the Company.
Additionally, certain employees and other professionals of the Firm have family members or relatives employed by such advisers and service providers (or their affiliates) or otherwise actively involved in (or have business, financial, or other relationships with) industries and sectors in which the Company invests, and/or have business, financial, personal or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be employees, officers, directors, personnel or owners of companies or assets that are actual or potential investments of the Company or other counterparties of the Company and its portfolio companies and/or assets. Moreover, in certain instances, the Company or its portfolio companies can be expected to issue loans to or acquire securities from, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. These relationships have the potential to influence Blackstone, the Adviser and/or Blackstone Credit & Insurance in deciding whether to select, recommend or create such service providers to perform services for the Company or portfolio companies (the cost of which will generally be borne directly or indirectly by the Company or such portfolio companies, as applicable). Notwithstanding the foregoing, investment transactions relating to the Company that require the use of a service provider will generally be allocated to service providers on the basis of best execution, the evaluation of which, in the case of broker-dealers, includes, among other considerations, such service provider’s provision of certain investment-related services and research that the Adviser believes to be of benefit to the Company. To the extent that the Firm determines appropriate, conflict mitigation strategies can be expected to be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Firm. The shareholders rely on the Firm to manage these conflicts in its sole discretion.
Secondments and Internships. Certain personnel of Blackstone and its affiliates, including consultants, will, in certain circumstances, be seconded to one or more portfolio companies, vendors and service providers and vendors or shareholders or other investors of the Company and Other Clients to provide finance, accounting, operational support, data services and other similar services, including the sourcing of investments for the Company or other parties. The salaries, benefits, overhead and other similar expenses for such personnel during the secondment could be borne by Blackstone and its affiliates or the organization for which the personnel are working or both (including fees for acquisition and/or transaction services to brokers, consultants (including sustainability consultants) or other finders). In addition, personnel of portfolio companies, vendors, service providers (including law firms and accounting firms) and shareholders or other investors of the Company and Other

Clients will, in certain circumstances, be seconded to, serve internships at, receive trainings from or otherwise provide consulting services to, or be temporarily hired by, Blackstone, the Company, Other Clients and portfolio companies of the Company and Other Clients. While often the Company, Other Clients and their respective portfolio companies are the beneficiaries of these types of arrangements, Blackstone Credit & Insurance or Blackstone are expected to be beneficiaries of these arrangements as well, including in circumstances where the vendor, personnel or service provider or otherwise also provides services to the Company, Other Clients, their respective portfolio companies or Blackstone in the ordinary course. Blackstone, the Company, Other Clients or their portfolio companies could receive benefits from these arrangements at no cost, or alternatively could pay all or a portion of the fees, compensation or other expenses in respect of these arrangements. If a portfolio company pays the cost it will be borne directly or indirectly by the Company. To the extent such fees, compensation or other expenses are borne by the Company, including indirectly through its portfolio companies or reimbursement of Blackstone for such costs, the management fee will not be reduced as a result of these arrangements or any fees, expense reimbursements or other costs related thereto. The personnel described above may provide services in respect of multiple matters, including in respect of matters related to Blackstone, the Company, Other Clients, portfolio companies, each of their respective affiliates and related parties, and any costs of such personnel may be allocated accordingly, Blackstone will endeavor in good faith to allocate the costs of these arrangements, if any, to Blackstone, the Company, Other Clients, portfolio companies and other parties based on time spent by the personnel or another methodology Blackstone deems appropriate in a particular circumstance. In such circumstances, a conflict of interest exists because the Adviser and Blackstone Credit & Insurance or their affiliates have an incentive to select one service provider over another on the basis that the Adviser and Blackstone Credit & Insurance or their affiliates could receive the benefit of seconded employees from such service provider, particularly where the compensation and expenses for such personnel during the secondment is borne by the service provider and not the Adviser and Blackstone Credit & Insurance or their affiliates.
Other Benefits. Blackstone Credit & Insurance and its personnel and related parties will receive intangible and other benefits, discounts and perquisites arising or resulting from their activities on behalf of the Company, the value of which will not reduce the management fees or incentive fees or otherwise be shared with the Company or its portfolio companies. For example, airline travel or hotel stays incurred as Fund expenses, as set forth in the Investment Advisory Agreement and Administration Agreement (“Fund Expenses”), often result in “miles” or “points” or credit in loyalty or status programs, and certain purchases made by credit card will result in “credit card points,” “cash back” or rebates in addition to such loyalty or status program miles or points. Such benefits and/or amounts will, whether or not de minimis or difficult to value, inure exclusively to the benefit of Blackstone Credit & Insurance, its affiliates or their personnel (and not the Company and/or portfolio companies) even though the cost of the underlying service is borne by the Company as Fund Expenses and/or by its portfolio companies. (See also “Service Providers, Vendors and Other Counterparties Generally” and “Portfolio Company Relationships Generally” herein). Similarly, Blackstone Credit & Insurance, its affiliates and their personnel and related parties, and third parties designated by the foregoing, in certain circumstances, also receive discounts on products and services provided by portfolio companies and customers or suppliers of such portfolio companies. Such other benefits or fees have the potential to give rise to conflicts of interest in connection with the Company’s investment activities, as they could incentivize the Adviser and Blackstone Credit & Insurance and its personnel to conduct certain activities in order to obtain such benefits, though such benefits do not correspondingly benefit the Company. While the Adviser and Blackstone Credit & Insurance will seek to resolve any such conflicts in a fair and equitable manner, there is no assurance that any such conflicts will be resolved in favor of the Company. See also “Service Providers, Vendors and Other Counterparties Generally” and “Portfolio Company Relationships Generally” below.
Senior Advisors, Industry Experts and Operating Partners. Blackstone Credit & Insurance is expected to engage and retain strategic advisors, consultants, senior advisors, executive advisors, industry experts, operating partners, deal sourcers, consultants and other similar professionals (which is expected to include current and former executives or other personnel of Blackstone and/or Blackstone Credit & Insurance, as well as current and former executives or other personnel of Blackstone’s and/or Blackstone Credit & Insurance’s portfolio companies) (“Senior and Other Advisors”) who are not employees or affiliates of Blackstone Credit & Insurance and who will, from time to time, receive payments from, or allocations of a profits interest with respect to, portfolio companies (as well as from Blackstone Credit & Insurance or the Company). In particular, in some cases, consultants, including those with a “Senior Advisor” title, have been and will be engaged with the responsibility to source, diligence and recommend transactions to Blackstone Credit & Insurance or to undertake a build-up strategy to originate, acquire and develop assets and businesses in a particular sector or involving a particular strategy, including as an investment in a “platform company”, potentially on a full-time and/or exclusive basis and notwithstanding any overlap with the responsibilities of the Adviser under the Investment Advisory Agreement, the compensation to such consultants is expected to be borne fully by the Company and/or portfolio companies (with no reduction or offset to management fee payable by the Company) and not Blackstone Credit & Insurance. Similarly, the Company, Other Clients and their portfolio companies are expected to retain and pay compensation to Senior and Other Advisors to provide services.

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
To the extent permitted by applicable law and/or any applicable SEC granted exemptive or no action relief, these Senior and Other Advisors often have the right or could be offered the ability to (i) co-invest alongside the Company, including in the specific investments in which they are involved (and for which they can be entitled to receive performance-related incentive fees, which will reduce the Company’s returns), (ii) otherwise participate in equity plans for management of any such portfolio company, or (iii) invest directly in the Company or in a vehicle controlled by the Company subject to reduced or waived advisory fees and/or incentive fees, including after the termination of their engagement by or other status with the Firm. Such co-investment and/or participation (which generally will result in the Company being allocated a smaller share of the applicable investment) will not be considered as part of the Firm’s side-by-side co-investment rights. Such co-investment and/or participation could vary by transaction (and such participation can, depending on its structure, reduce the Company’s returns).
Additionally, and notwithstanding the foregoing, these Senior and Other Advisors, as well as Other Clients could be (or could have the preferred right to be) investors in Blackstone Credit & Insurance’s portfolio companies (which, in some cases, can involve agreements to pay performance fees, or allocate profits interests, to such persons in connection with the Company’s investment therein, which will reduce the Company’s returns) and/or Other Clients. Such Senior and Other Advisors, as well as Other Clients, could also, subject to applicable law, have rights to co-invest with the Company on a side-by-side basis, which rights are generally offered on a no-fee/no-carried interest basis and generally result in the Company being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side participation. Senior and Other Advisors’ benefits described in this paragraph will, in certain circumstances, continue after termination of status as a Senior and Other Advisors. In certain cases, these Senior and Other Advisors will receive intangible and other benefits resulting from their activities on behalf of the Company.
The time, dedication and scope of work of, and the nature of the relationship with, each of the Senior and Other Advisors vary considerably. In certain cases, they could advise the Adviser and/or Blackstone Credit & Insurance on transactions, provide the Adviser and/or Blackstone with industry-specific insights and feedback on investment themes, assist in transaction due diligence, or make introductions to and provide reference checks on management teams. In other cases, they take on more extensive roles (and could be exclusive service providers to Blackstone Credit & Insurance) and serve as executives or directors on the boards of portfolio companies or contribute to the identification and origination of new investment opportunities. The Company expects to rely on these Senior and Other Advisors to recommend Blackstone as a preferred investment partner, identify investments, source opportunities, and otherwise carry out its investment program, but there is no assurance that these advisors will continue to be involved with the Company for any length of time. In certain instances, Blackstone Credit & Insurance can be expected to have formal or informal arrangements with these Senior and Other Advisors (which may or may not be terminable upon notice by any party), and in other cases the relationships are more informal. They are either compensated (including pursuant to retainers and expense reimbursement, and, in any event, pursuant to negotiated arrangements that will not be confirmed as being comparable to the market rates for such services) by Blackstone, the Company, and/or portfolio companies or otherwise uncompensated or entitled to deferred compensation until occurrence of a future event, such as commencement of a formal engagement. In certain cases, they have certain attributes of Blackstone Credit & Insurance “employees” (e.g., they can be expected to have dedicated offices at Blackstone Credit & Insurance, receive administrative support from Blackstone Credit & Insurance personnel, participate in general meetings and events for Blackstone Credit & Insurance personnel, work on Blackstone Credit & Insurance matters as their primary or sole business activity, service Blackstone exclusively, have Blackstone-related e-mail addresses and/or business cards and participate in certain benefit arrangements typically reserved for Blackstone employees, etc.) even though they are not considered Blackstone Credit & Insurance employees, affiliates or personnel for purposes of the Investment Advisory Agreement between the Company and Blackstone Credit & Insurance. Under many of these arrangements, there can be no assurance that the amount of compensation paid in a particular period of time will be proportional to the amount of hours worked or the amount or tangible work product generated by the Senior and Other Advisors during such time. Some Senior and Other Advisors work only for the Company and its portfolio companies, while others may have other clients. In particular, in some cases, Senior and Other Advisors, including those with a “Senior Advisor” or “Operating Advisor” title, have been and will be engaged with the responsibility to source and recommend transactions to the Adviser potentially on a full-time and/or exclusive basis and, notwithstanding any overlap with the responsibilities of the Adviser under the Investment Advisory Agreement, the compensation to such Senior and Other Advisors will be borne fully portfolio companies (with no reduction to management fees) and not the Adviser. Senior and Other Advisors could have conflicts of interest between their work for the Company and its portfolio companies, on the one hand, and themselves or other clients, on the other hand, and Blackstone Credit & Insurance is limited in its ability to monitor and mitigate these conflicts. Blackstone Credit & Insurance expects, where applicable, to allocate the costs of such Senior and Other Advisors to the Company and/or applicable portfolio companies, and to the extent any such costs are allocated to the Company, they would be treated as Fund Expenses. Payments or allocations to Senior and Other Advisors will not be reduced by the management fee, and can be expected to increase the overall costs and expenses borne indirectly by investors in the Company. There can be no assurance that any of the Senior and Other Advisors, to the extent engaged, will continue to serve in such roles and/or continue their arrangements with Blackstone Credit & Insurance, the Company and/or any portfolio companies for the duration of the relevant investments or throughout the term of the Company. Additionally, from time to time, Senior and Other Advisors provide services on behalf of both the Company and Other Clients, and any work performed by Senior and Other Advisors retained on behalf of the Company could benefit the Other Clients (and alternatively, work performed by Senior and Other Advisors on behalf of Other Clients could benefit the Company), and Blackstone Credit & Insurance shall have no obligation to allocate any portion of the costs to be borne by the Company in respect of such Senior and Other Advisors to the Other Clients, except as described below.
As an example of the foregoing, in certain investments including involving a “platform company,” the Company will, in certain circumstances, enter into an arrangement with one or more individuals (who could be former personnel of the Firm or current or former personnel of portfolio companies of the Company or Other Clients, generally will have experience or capability in sourcing or managing investments, and could form a management team) to undertake a new business line or a build-up strategy to acquire and develop assets and businesses in a particular sector or involving a particular strategy. The services provided by such individuals or relevant portfolio company, as the case may be, could include the following with respect to investments: origination or sourcing, due diligence, evaluation, negotiation, servicing, development, management (including turnaround) and disposition. The individuals or relevant portfolio company could be compensated with a salary and equity incentive plan, including a portion of profits derived from the Company or a portfolio company or asset of the Company (which, to the extent permitted by applicable law and/or any applicable SEC granted exemptive or no action relief, can take the form of a management fee and/or profits allocation (whether paid directly to such individuals or to an affiliate entity controlled by such individuals)), or other long-term incentive plans. Compensation could also be based on assets under management, a waterfall similar to a carried interest, respectively, or another similar metric. The Company could initially bear the cost of overhead (including rent, utilities, benefits, salary or retainers for the individuals or their affiliates entities) and the sourcing, diligence and analysis of investments, as well as the compensation for the individuals and entity undertaking the build-up strategy. Such expenses could be borne directly by the Company as Fund Expenses (or broken deal expenses, if applicable) or indirectly through expenditures by a portfolio company. None of the fees, costs or expenses described above will reduce the management fees.
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
Minority Investments in Asset Management Firms. Blackstone and Other Clients, including Blackstone Strategic Capital Holdings (“BSCH”) and its related parties, regularly make minority investments in alternative asset management firms that are not affiliated with Blackstone, the Company, Other Clients and their respective portfolio companies, and which can engage in similar investment transactions, including with respect to purchase and sale of investments, with these asset management firms and their advised funds and portfolio companies. Typically, the Blackstone related party with an interest in the asset management firm would be entitled to receive a share of carried interest/performance based incentive compensation and net fee income or revenue share generated by the various products, vehicles, funds and accounts managed by that third party asset management firm that are included in the transaction or activities of the third party asset management firm, or a subset of such activities such as transactions with a Blackstone related party. In addition, while such minority investments are generally structured so that Blackstone does not “control” such third party asset management firms, Blackstone could nonetheless be afforded certain governance rights in relation to such investments (typically in the nature of “protective” rights, negative control rights or anti-dilution arrangements, as well as certain reporting and consultation rights) that afford Blackstone the ability to influence the firm. Although Blackstone and Other Clients, including BSCH, do not intend to control such third party asset management firms, there can be no assurance that all third parties will similarly conclude that such investments are non-control investments or that, due to the provisions of the governing documents of such third party asset management firms or the interpretation of applicable law or regulations, investments by Blackstone and Other Clients, including BSCH, will not be deemed to have control elements for certain contractual, regulatory or other purposes. While such third party asset managers will not be deemed affiliated with the Company within the meaning of the 1940 Act, Blackstone expects to, under certain circumstances, be in a position to influence the management and operations of such asset managers and the existence of its economic/revenue sharing interest therein can give rise to conflicts of interest. Participation rights in a third party asset management firm (or other similar business), negotiated governance arrangements and/or the interpretation of applicable law or regulations could expose the investments of the Company to claims by third parties in connection with such investments (as indirect owners of such asset management firms or similar businesses) that would have an adverse financial or reputational impact on the performance of the Company. The Company, its affiliates and their respective portfolio companies are expected to, from time to time engage in transactions with, and buy and sell investments from, any such third party asset managers and their sponsored funds and transactions and other commercial arrangements between such third party asset managers and the Company and its portfolio companies are not subject to approval by the Board. There can be no assurance that the terms of these transactions between parties related to Blackstone, on the one hand, and the Company and its portfolio companies, on the other hand, will be at arm’s length or that Blackstone will not receive a benefit from such transactions, which can be expected to incentivize Blackstone to cause these transactions to occur. Such conflicts related to investments in and arrangements with other asset management firms will not necessarily be resolved in favor of the Company. Shareholders will not be entitled to receive notice or disclosure of the terms or occurrence of either the investments in alternative asset management firms or transactions therewith and will not receive any benefit from such transactions. By investing in the Company, each shareholder acknowledges these conflicts related to investments in and arrangements with other asset management firms, acknowledges that these conflicts will not necessarily be resolved in favor of the Company, agrees that shareholders will not be entitled to receive notice or disclosure of the terms or occurrence of either the investments in alternative asset management firms or transactions therewith, otherwise understands that shareholders will not receive any benefit from such transactions, consents to all such transactions and arrangements to the fullest extent permitted by law, and waives any claim against Blackstone and releases Blackstone from any liability arising from the existence of any such conflict of interest; provided that such consent waiver shall not be construed as a waiver of the shareholder’s rights under federal securities laws or a consent to a violation of federal securities laws.
In addition, from time to time, certain advisors and service providers (including law firms) temporarily provide their personnel to Blackstone, Other Clients or their portfolio companies pursuant to various arrangements including at cost or at no cost. (See also “—Secondments and Internships” herein.) While often the Company, Other Clients and their portfolio companies are the beneficiaries of these types of arrangements, Blackstone is from time to time a beneficiary of these arrangements as well, including in circumstances where the advisor or service provider also provides services to the Company, Other Clients or Blackstone in the ordinary course. Blackstone, the Company, Other Clients or their portfolio companies could receive benefits from these arrangements at no cost, or alternatively could pay all or a portion of the fees, compensation or other expenses in respect of these arrangements. The management fee will not be offset or reduced as a result of these arrangements or any fees, expense reimbursements or other costs related thereto. The personnel described above could provide services in respect of multiple matters, including in respect of matters related to Blackstone, the Company, Other Clients, portfolio companies, each of their respective affiliates and related parties, and Blackstone will endeavor in good faith to allocate the costs of these arrangements, if any, to Blackstone, the Company, Other Clients, portfolio companies and other parties based on time spent by the personnel or another methodology the Firm deems appropriate in a particular circumstance. In such circumstances, a conflict of interest exists because the Adviser and Blackstone Credit & Insurance or their affiliates have an incentive to select one service provider over another on the basis that the Adviser and Blackstone Credit & Insurance or their affiliates could receive the benefit of seconded employees from such service provider, particularly where the compensation and expenses for such personnel during the secondment is borne by the service provider and not the Adviser and Blackstone Credit & Insurance or their affiliates.
Multiple Blackstone Business Lines. Blackstone has multiple business lines, including the Blackstone Capital Markets Group, which Blackstone, Blackstone Credit & Insurance, the Company, Other Clients, portfolio companies of the Company and Other Clients and third parties will, in certain circumstances, engage for debt and equity financings and to provide other investment banking, brokerage, investment advisory or other services. As a result of these activities, Blackstone is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than if it had one line of business. For example, from time to time, Blackstone could come into possession of information that limits the Company’s ability to engage in potential transactions. Similarly, other Blackstone businesses and their personnel could be prohibited by law or contract from sharing information with Blackstone that would be relevant to monitoring the investments and other activities. These types of restrictions from time to time will negatively impact the ability of the Company to implement its investment program. Finally, Blackstone personnel who are members of the investment team or Investment Committee could be excluded from participating in certain investment decisions due to conflicts involving other Blackstone businesses or for other reasons, including other business activities, in which case the Company will not benefit from their experience. The shareholders will not receive a benefit from any fees earned by Blackstone or its personnel from these other businesses.
Blackstone is under no obligation to decline any engagements or investments in order to make an investment opportunity available to the Company. Blackstone and its employees have long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on the Company’s behalf, Blackstone will consider those relationships when evaluating an investment or divestment opportunity, and such relationships can be expected to influence Blackstone’s decision to make or not to make particular investments on the Company’s behalf. The Company could be required to sell or hold existing investments as a result of investment banking relationships or other relationships that Blackstone has or will have or transactions or investments that Blackstone makes or has made. (See also “—Other Blackstone and Blackstone Credit & Insurance Clients; Allocation of Investment Opportunities” and “—Portfolio Company Relationships Generally.”) Therefore, there can be no assurance that all potentially suitable investment opportunities that come to the attention of Blackstone will be made available to the Company. The Company is also permitted to co-invest with Other Clients or other persons with whom Blackstone has a relationship in particular investment opportunities, and other aspects of these Blackstone relationships could influence the decisions made by Blackstone with respect to the investments and otherwise result in a conflict (see also “—Other Blackstone and Blackstone Credit & Insurance Clients; Allocation of Investment Opportunities” herein).
Blackstone Policies and Procedures; Information Walls. Blackstone has implemented policies and procedures to address conflicts that arise as a result of its various activities, as well as regulatory and other legal considerations. Some of these policies and procedures, such as Blackstone’s information wall policy, are implemented by Blackstone to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions will reduce the synergies and collaboration across Blackstone’s various businesses that the Company expects to draw on for purposes of identifying, pursuing and managing attractive investment opportunities. Because Blackstone has many different asset management and advisory businesses, including private equity, growth equity, a credit business, a hedge fund business, a capital markets group, a life sciences business and a real estate advisory business, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses and to protect against the inappropriate sharing and/or use of information between the Company and the other business units at Blackstone, Blackstone has implemented certain policies and procedures (e.g., Blackstone’s information wall policy) regarding the sharing of information that have the potential to reduce the positive synergies and collaborations that the Company could otherwise expect to utilize for purposes of identifying and managing attractive investments. For example, Blackstone will from time to time come into possession of material non-public information with respect to companies in which Other Clients have investments or are considering making an investment or companies that are clients of Blackstone. As a consequence, that information, which could be of benefit to the Company, is likely to be restricted to those other respective businesses and otherwise be unavailable to the Company. It is also possible that the Company could be restricted from trading despite the fact that the Company did not receive such information. There can be no assurance, however, that any such policies and/or procedures will be effective in accomplishing their stated purpose and/or that they will not otherwise adversely affect the ability of the Company to effectively achieve its investment objective by unduly limiting the investment flexibility of the Company and/or the flow of otherwise appropriate information between Blackstone Credit & Insurance and other business units at Blackstone. For example, in some instances, personnel of Blackstone would be unable to assist with the activities of the Company as a result of these walls. There can be no assurance that additional restrictions will not be imposed that would further limit the ability of Blackstone to share information internally. In addition, due to these restrictions, it is possible that the Company will not be able to initiate a transaction that it otherwise might have initiated and will not be able to purchase or sell an investment that it otherwise might have purchased or sold, which could negatively affect its operations or performance.
In addition, to the extent that Blackstone is in possession of material non-public information or is otherwise restricted from making certain investments, the Company and the Adviser would also be deemed to be in possession of such information or otherwise restricted. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Blackstone fund has or has considered making an investment or which is otherwise a client of Blackstone will from time to time restrict or otherwise limit the ability of the Company and/or its portfolio companies and their affiliates to make investments in or otherwise engage in businesses or activities competitive with such companies. Blackstone has in the past entered into, and reserves the right to enter into in the future, one or more strategic relationships in certain regions or with respect to certain types of investments that, although possibly intended to provide greater opportunities for the Company, require the Company to share such opportunities or otherwise limit the amount of an opportunity the Company can otherwise take. (See “—Other Blackstone and Blackstone Credit & Insurance Clients; Allocation of Investment Opportunities”).
Data. The Firm receives, generates and/or obtains various kinds of data and information from the Company, Other Clients, portfolio companies of the Company and Other Clients, investors in the Company and limited partners in Other Clients and service providers, including but not limited to data and information relating to or created in connection with business operations, financial results, trends, budgets, plans, suppliers, customers, employees, contractors, sustainability, energy usage, carbon emissions and related metrics, financial information, commercial and transactional information, customer and user data, employee and contractor data, supplier and cost data, and other related data and information, some of which is sometimes referred to as “alternative data” or “big data.” The Firm can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes or identify specific investment, trading or business opportunities, as a result of its access to (and rights regarding, including use, ownership, distribution and derived works rights over) this data and information from the Company, Other Clients, portfolio companies of the Company and Other Clients, investors in the Company and limited partners in Other Clients, related parties and service providers. The Firm has entered and will continue to enter into information sharing and use, measurement and other arrangements, which will give the Firm access to (and rights regarding, including ownership, use, distribution and derived works rights over) data that it would not otherwise obtain in the ordinary course, with the Company, Other Clients, portfolio companies of the Company and Other Clients, investors in the Company and in Other Clients, as well as with related parties and service providers. Further, this alternative data is expected to be aggregated across the Company, Other Clients and their respective portfolio companies. Although the Firm believes that these activities improve the Firm’s investment management activities on behalf of the Company and Other Clients, information obtained from the Company and its portfolio companies, and investors in the Company and in Other Clients also provides material benefits to Blackstone or Other Clients without compensation or other benefit accruing to the Company or its shareholders. For example, information from a portfolio company in which the Company holds an interest can be expected to enable the Firm to better understand a particular industry, enhance the Firm’s ability to provide advice or direction to a portfolio company’s management team on strategy or operations and enable the Firm to execute trading and investment strategies in reliance on that understanding for Blackstone and Other Clients that do not own an interest in the portfolio company, typically without compensation or benefit to the Company or its portfolio companies. Blackstone would serve as the repository for data described in this paragraph, including with ownership and use rights therein. The Firm is also permitted to share data from a portfolio company (on an anonymized basis) with a portfolio company of an Other Client, which has the potential to increase a competitive disadvantage for, and indirectly harm, such portfolio company (although the opposite may be true as well, in which case a portfolio company of the Company may receive data from a portfolio company of an Other Client). In addition, the Firm could have an incentive to pursue an investment in a particular company based on the data and information expected to be received or generated in connection with such investment.
Furthermore, except for contractual obligations to third parties to maintain confidentiality of certain information or otherwise limit the scope and purpose of its use or distribution, and regulatory limitations on the use of material nonpublic information, the Firm is generally free to use and distribute data and information from the Company’s and its portfolio companies’ activities to assist in the pursuit of the Firm’s various other activities, including but not limited to trading activities or use for the benefit of the Firm and/or an Other Client. Any confidentiality obligations in the operative documents do not limit the Firm’s ability to do so. For example, the Firm’s ability to trade in securities of an issuer relating to a specific industry could, subject to applicable law, be enhanced by information of a portfolio company in the same or related industry. Such trading or other business activities is expected to provide a material benefit to the Firm without compensation or other benefit to the Company or shareholders.
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
Data Services. Blackstone or an affiliate of Blackstone formed in the future may provide data services to portfolio companies and investors in the Company and in Other Clients and will provide such services directly to the Company and Other Clients (collectively, “Data Holders”). Such services can be expected to include assistance with obtaining, analyzing, curating, processing, packaging, distributing, organizing, mapping, holding, transforming, enhancing, marketing and selling such data

(among other related data and consulting services) for monetization through licensing or sale arrangements with third parties and, subject to applicable law and the limitations in the Investment Advisory Agreement and any other applicable contractual limitations, with the Company, Other Clients, portfolio companies, investors in the Company and in Other Clients, and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Clients make investments, and portfolio companies thereof). Where Blackstone believes appropriate, data from one Data Holder will be aggregated or pooled with data from other Data Holders. Any revenues arising from such aggregated or pooled data sets would be allocated between applicable Data Holders on a fair and reasonable basis as determined by Blackstone Credit & Insurance in its sole discretion, with Blackstone Credit & Insurance able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable. If Blackstone enters into data services arrangements with portfolio companies and receives compensation from such portfolio companies for such data services, the Company will indirectly bear its share of such compensation based on its pro rata ownership of such portfolio companies. Blackstone is expected to receive compensation for such data services, which is expected to include a percentage of the revenues generated through any licensing or sale arrangements with respect to the relevant data, as well as fees, royalties and cost and expense reimbursement (including start-up costs and allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses)). Additionally, Blackstone is expected to share and distribute the products from such data services within Blackstone or its affiliates (including Other Clients or their portfolio companies) at no charge and, in such cases, the Data Holders will not receive any financial or other benefit from having provided such data to Blackstone. The potential receipt of such compensation by Blackstone creates incentives for Blackstone to cause the Company to invest in portfolio companies with a significant amount of data that it might not otherwise have invested in or on terms less favorable than it otherwise would have sought to obtain.
Subject to applicable law and the conditions of the Company’s co-investment exemptive relief, certain personnel of Blackstone-affiliated service providers may receive a management promote, an incentive fee and other performance-based compensation in respect of investments. Furthermore, subject to applicable law, Blackstone-affiliated service providers can be expected to charge costs and expenses based on allocable overhead associated with non-investment personnel working on relevant matters (including salaries, benefits and other similar expenses).
By acquiring an interest in the Company, each shareholder will be deemed to have acknowledged and consented to the existence or resolution of any such conflicts related to Blackstone affiliate service providers and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest to the fullest extent permitted by law.
Blackstone and Blackstone Credit & Insurance Strategic Relationships. Blackstone and Blackstone Credit & Insurance have entered, and it can be expected that Blackstone and Blackstone Credit & Insurance in the future will enter, into both (i) strategic relationships with investors (and/or one or more of their affiliates) that involve an overall relationship with Blackstone or Blackstone Credit & Insurance (which will afford such investor special rights and benefits) that could (but is not required to) incorporate one or more strategies (including, but not limited to, a different sector and/or geographical focus within the same or a different Blackstone business unit) in addition to the Company’s strategy and (ii) arrangements that involve an agreement or understanding to make an investment in or a capital commitment to (as applicable) the Company and one or more Other Clients, as applicable (which can include a subscription or capital commitment, as applicable, already made recently to another Other Client) (any such overall relationship and/or multi-fund arrangement in the foregoing (i) and (ii), “Strategic Relationships”), with terms and conditions applicable solely to such investor and its investment in multiple Blackstone or Blackstone Credit & Insurance strategies that would not apply to any other investor’s investment in the Company. A Strategic Relationship often involves (but is not required to involve) an investor agreeing to make a capital commitment to or investment in (as applicable) multiple Blackstone or Blackstone Credit & Insurance Clients, one of which could include the Company. Shareholders will not receive a copy of any agreement memorializing such a Strategic Relationship program (even if in the form of a side letter) or receive any other disclosure or reporting of the terms of or existence of any Strategic Relationship and will be unable to elect in the “most-favored-nations” election process (if any) any rights or benefits afforded through a Strategic Relationship (for the avoidance of doubt, no further disclosure or reporting information will be shared with the shareholders about any Strategic Relationship). Specific examples of such additional rights and benefits have included and can be expected to include, among others, specialized reporting, discounts or reductions on and/or reimbursements or rebates of management fees or carried interest (as applicable), secondment of personnel from the investor to Blackstone or Blackstone Credit & Insurance (or vice versa), rights to participate in the investment review and evaluation process, as well as priority rights or targeted amounts for co-investments alongside Blackstone Credit & Insurance or Blackstone funds (including, without limitation, preferential or favorable allocation of co-investment and preferential terms and conditions related to co-investment or other participation in Blackstone or Blackstone Credit & Insurance Clients (including in respect of any carried interest (as applicable) and/or management fees to be charged with respect thereto, as well as any additional discounts, reductions, reimbursements or rebates with respect thereto or other penalties that may result if certain target co-investment allocations or other conditions under such arrangements are not achieved)). Any co-investment that is part of a Strategic Relationship could include co-investment in investments made by the Company. Blackstone, including its personnel (including Blackstone Credit & Insurance personnel), reserves the right to receive compensation from Strategic Relationships and could be incentivized to allocate investment opportunities away from the Company to or source investment opportunities for Strategic Relationships. Strategic Relationships will in certain circumstances, result in fewer co-investment opportunities (or reduced or no allocations) being made available to shareholders, subject to the 1940 Act.
Blackstone Credit & Insurance Value Creation Program. The Value Creation Program is a global platform that is part of Blackstone’s Portfolio Operations Group (the “Portfolio Operations Group”) and seeks to provide access to a range of cost-saving, revenue-generating and best-practice sharing opportunities for Blackstone Credit & Insurance portfolio companies. The Portfolio Operations Group is organized into seven functional areas, across geographic regions and industry verticals:
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
Portfolio Operations Group. Members of Blackstone’s Portfolio Operations Group (including the Value Creation Program), who are Blackstone employees, are permitted to provide services to the Company’s portfolio companies, including without limitation those related to the functional areas described above and other similar management consulting, operational and financial matters and are permitted to participate in the Firm co-investment rights. Any payments made or fees paid (which fees or payments will also in certain instances be structured as a reimbursement of internal compensation costs for time spent) by such portfolio companies to Blackstone for services rendered to such portfolio companies will generally be no greater than what would be paid in an arm’s-length transaction for similar overalls services, and such payments or fees received will not reduce the management fee payable by the Company. As a result, Blackstone is likely to be incentivized to cause members of the Portfolio Operations Group to spend more time on the Company’s portfolio companies as compared to portfolio companies of Other Clients that do reduce the management fee. On the other hand, there can be no assurance that members of the Portfolio Operations Group will be able to provide their services to portfolio companies and/or that any individuals within the Portfolio

Operations Group will remain employed by Blackstone through the life of the Company. The level of involvement and role of Blackstone’s Portfolio Operations Group within each part of Blackstone with respect to any of the Company’s portfolio companies are expected to vary, including having no involvement or role at all. In addition, the Portfolio Operations Group will provide services to the Company’s portfolio companies as described in more detail in “—Firm Affiliated Service Providers,” including facilitation of arrangements for portfolio companies relating to operational, administrative or management related matters from third parties or Firm affiliates, and other similar operational initiatives. These services can result in commissions or similar payments, including related to a portion of the savings achieved by the portfolio companies. See also “—Firm Affiliated Service Providers” for further information regarding such programs.
Buying and Selling Investments or Assets from Certain Related Parties. The Company and its portfolio companies may purchase investments or assets from or sell investments or assets to shareholders, other portfolio companies of the Company, portfolio companies of Other Clients or their respective related parties. Purchases and sales of investments or assets between the Company or its portfolio companies, on the one hand, and shareholders, other portfolio companies of the Company, portfolio companies of Other Clients or their respective related parties, on the other hand, are not, unless required by applicable law, subject to the approval of the Board or any shareholder. These transactions involve conflicts of interest, as the Firm may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction, including different financial incentives Blackstone could have with respect to the parties to the transaction. For example, there can be no assurance that any investment or asset sold by the Company to a shareholder, other portfolio companies of the Company, portfolio company of Other Clients or any of their respective related parties will not be valued or allocated a sale price that is lower than might otherwise have been the case if such asset were sold to a third party rather than to a shareholder, portfolio company of Other Clients or any of their respective related parties. The Firm will not be required to solicit third party bids or obtain a third party valuation prior to causing the Company or any of its portfolio companies to purchase or sell any asset or investment from or to a shareholder, other portfolio companies of the Company, portfolio company of Other Clients or any of their respective related parties as provided above.
The Company may sell or purchase an interest to or from a counterparty (such as another sponsor’s fund), while the same counterparty acquires or sells an interest in a portfolio company of an Other Client or Blackstone. While these transactions may be separate or non-contingent, due to the simultaneous or closely related timing of these transactions, there may be actual or perceived conflicts of interest in connection with such transactions due to Blackstone’s duties to the Company on one hand, and such Other Client or Blackstone participating in the related transaction on the other, for example with respect to ensuring each transaction is separately in the best interests of the applicable Other Client and the Company and that the valuations are fair and reasonable to each respective fund, among other things. To mitigate such conflicts, Blackstone could, for example, negotiate each such transaction independently and ensure there is not a cross-conditioned closing of the two transactions, to ensure that the terms of each such transaction stand on their own.
Other Firm Businesses, Activities and Relationships. As part of its regular business, Blackstone provides a broad range of investment banking, advisory and other services. In addition, the Firm reserves the right to provide services in the future beyond those currently provided. Shareholders will not receive any benefit from any fees relating to such services.
In the regular course of its capital markets, investment banking, real estate advisory and other businesses, Blackstone represents potential purchasers, sellers and other involved parties, including corporations, financial buyers, management, shareholders and institutions, with respect to transactions that could give rise to other transactions that are suitable for the Company. In such a case, a Blackstone advisory client would typically require Blackstone to act exclusively on its behalf. Such advisory client requests have the potential to preclude all Blackstone-affiliated clients, including the Company, from participating in related transactions that would otherwise be suitable. Blackstone will be under no obligation to decline any such engagements in order to make an investment opportunity available to the Company. In connection with its capital markets, investment banking, advisory, real estate and other businesses, Blackstone will from time to time determine that there are conflicts of interest or come into possession of information that limits its ability to engage in potential transactions. The Company’s activities are expected to be constrained as a result of such conflicts of interest and the inability of Blackstone personnel to use such information. For example, employees of Blackstone from time to time are prohibited by law or contract from sharing information with members of the Company’s investment team. Additionally, there are expected to be circumstances in which one or more individuals associated with Blackstone affiliates (including clients) will be precluded from providing services related to the Company’s activities because of certain confidential information available to those individuals or to other parts of Blackstone (e.g., trading can be restricted). Where Blackstone affiliates are engaged to find buyers or financing sources for potential sellers of assets, the seller can permit the Company to act as a participant in such transactions (as a buyer or financing partner), which would raise certain conflicts of interest inherent in such a situation (including as to the negotiation of the purchase price).

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
Transactions with Clients of Blackstone Insurance Solutions. Blackstone Insurance Solutions (“BIS”) is the business segment of Blackstone Credit & Insurance that provides investment advisory services to insurers, including among others, (i) Fidelity & Guaranty Life Insurance Company and certain of its affiliates (“FGL”), (ii) Everlake Life Insurance Company and certain of its affiliates (“Everlake”), (iii) certain subsidiaries of Corebridge Financial, Inc. (“Corebridge”) and (iv) certain subsidiaries of Resolution Life Group Holdings Ltd. (“Resolution Life”). Certain of the insurers for which BIS provides services are, or may be in the future, owned, directly or indirectly, by Blackstone, the Company, or Other Clients, in whole or in part. Actual or potential conflicts of interest will likely arise in relation to the funds, vehicles or accounts BIS advises or sub-advises, including accounts where an insurer (including, without limitation, each of FGL, Everlake, Corebridge and Resolution Life) participates in investments directly and there is no separate vehicle controlled by Blackstone (for the purposes of this paragraph only, collectively, “BIS Clients,” and each BIS Client is an Other Client for purposes other than this paragraph). BIS Clients, including clients with whom Blackstone Credit & Insurance has an advisory relationship, have invested and are expected to continue investing in Other Clients and/or the Company. Certain BIS Clients have investment objectives that overlap with those of the Company (and Blackstone Credit & Insurance, or a business segment thereof, has entered into sub-management agreements with BIS to manage (for a fee, which such fees may be shared with BIS) the assets of certain such BIS Clients with respect to investments that overlap in part with the Company’s investment directive) or its portfolio companies and such BIS Clients may invest, as permitted by applicable law and the Company’s co-investment exemptive relief, alongside (or in lieu of) the Company or such portfolio companies in certain investments, which will reduce the investment opportunities otherwise available to the Company or such portfolio companies. BIS Clients will also engage in a variety of activities, including participating in transactions related to the Company and/or its portfolio companies (e.g., as originators, co-originators, counterparties or otherwise). Other transactions in which BIS Clients will participate include, without limitation, investments in debt or other securities issued by portfolio companies or other forms of financing to portfolio companies (including special purpose vehicles established by the Company or such portfolio companies). When investing alongside the Company or its portfolio companies or in other transactions related to the Company or its portfolio companies, BIS Clients may not invest or divest at the same time or on the same terms as the Company or the applicable portfolio companies or at a different time or on different terms. BIS Clients are also permitted to acquire investments and portfolio companies directly or indirectly from the Company, as permitted by applicable law and the Company’s co-investment exemptive relief. In circumstances where Blackstone Credit & Insurance determines in good faith that the conflict of interest is mitigated in whole or in part through various measures that Blackstone, Blackstone Credit & Insurance or the Adviser implements, the Adviser may determine to proceed with the applicable transaction (subject to oversight by the Board and the applicable law to which the Company is subject). In order to seek to mitigate any potential conflicts of interest with respect to such transactions (or other transactions involving BIS Clients), Blackstone reserves the right, in its sole discretion, to involve independent members of the board of a portfolio company or a third party stakeholder in the transaction to negotiate price and terms on behalf of the BIS Clients or otherwise cause the BIS Clients to “follow the vote” thereof, and/or cause an independent client representative or other third party to approve the investment or otherwise represent the interests of one or more of the parties to the transaction. In addition, Blackstone or the Adviser may limit the percentage interest of the BIS Clients participating in such transaction, or obtain appropriate price quotes or other benchmarks, or, alternatively, a third-party price opinion or other document to support the reasonableness of the price and terms of the transaction. BIS is also expected to require the applicable BIS Clients participating in a transaction to consent thereto (including in circumstances where the Adviser does not seek the consent of the Board). There can be no assurance that any such measures or other measures that may be implemented by Blackstone will be effective at mitigating any actual or potential conflicts of interest. Moreover, under certain circumstances (e.g., where a BIS Client participates in a transaction directly (and not through a vehicle controlled by Blackstone) and independently consents to participating in a transaction), a BIS Client (or any other Blackstone Client participating via a similar arrangement) will not be an “Affiliate” as defined under the 1940 Act.
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
Other Affiliate Transactions and Investments in Different Levels of Capital Structure. The Company and the Other Clients may make investments at different levels of an issuer’s capital structure or otherwise in different classes of an issuer’s securities or loans, subject to the limitations of the 1940 Act. While less common, subject to applicable law, from time to time the Company could hold an investment in a different layer of the capital structure than an investor or another party with which Blackstone has a material relationship, in which case Blackstone will have an incentive to cause the Company or the portfolio company to offer more favorable terms to such parties (including, for instance, financing arrangements). Certain such investments inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities or loans that are expected to be held by such entities. To the extent the Company holds securities or loans that are different (including with respect to their relative seniority) than those held by an Other Client, the Adviser and its affiliates will be presented with decisions when the interests of the funds are in conflict. For example, conflicts could arise where the Company lends funds to a portfolio company while an Other Client invests in equity securities of such portfolio company. In this circumstance, for example, if such portfolio company were to go into bankruptcy, become insolvent or otherwise be unable to meet its payment obligations or comply with its debt covenants, conflicts of interest could arise between the holders of different types of securities or loans as to what actions the portfolio company should take. In addition, purchases or sales of securities or loans for the account of the Company (particularly marketable securities) will be bunched or aggregated with orders for Other Clients, including other funds. It is frequently not possible to receive the same price or execution on the entire volume of securities sold, and the various prices could be averaged, which has the potential to be disadvantageous to the Company. Further conflicts could arise after the Company and Other Clients have made their respective initial investments. For example, if additional financing is necessary as a result of financial or other difficulties, it is not always in the best interests of the Company to provide such additional financing. If the Other Clients were to lose their respective investments as a result of such difficulties, the ability of the Adviser to recommend actions in the best interests of the Company might be impaired. Any applicable co-investment exemptive order issued by the SEC may restrict the Company’s ability to participate in follow-on financings. Blackstone Credit & Insurance may in its sole discretion take steps to reduce the potential for adversity between the Company and the Other Clients, including causing the Company and/or such Other Clients to take certain actions that, in the absence of such conflict, it would not take. Such conflicts will be more difficult if the Company and Other Clients hold significant or controlling interests in competing or different tranches of a portfolio company’s capital structure. Equity holders and debt holders have different (and often competing) motives, incentives, liquidity goals and other interests with respect to a portfolio company. In addition, there could be circumstances where Blackstone Credit & Insurance agrees to implement certain procedures to ameliorate conflicts of interest that involve a forbearance of rights relating to the Company or Other Clients, such as where Blackstone Credit & Insurance is expected to cause the Company or Other Clients to decline to exercise certain control-and/or foreclosure-related rights with respect to a portfolio company.
Further, the Company is prohibited under the 1940 Act from participating in certain transactions with certain of affiliates (including portfolio companies of Other Clients) without the prior approval of a majority of the independent members of the Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the outstanding voting securities may be an affiliate of the Company for purposes of the 1940 Act and generally the Company will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of the Board. However, the Company may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for the Adviser between the Company’s interests and the interests of such affiliate, in that the ability of the Adviser to recommend actions in the Company’s best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of the Board and, in some cases, the SEC.
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
With respect to debt securities acquired or sold in a secondary transaction or syndication between the Company, Other Clients, Blackstone Credit & Insurance, or Blackstone and a third-party in particular (following the issuance or origination of any financing or refinancing), Blackstone Credit & Insurance and/or such Other Clients could determine that no mitigation of any potential conflicts of interest with respect to such acquisition or sale is required. Further, the Company and such Other Client, Blackstone, or Blackstone Credit & Insurance may exit their holdings in such portfolio company at different times, on different terms or otherwise on a non-pro rata basis if permitted by applicable law, including for example, the Company acquiring (if permitted by applicable law) debt securities held by such Other Client, Blackstone, or Blackstone Credit & Insurance in such portfolio company (which could be at par or at a discount) as a part of a control acquisition or debt buyback or otherwise. Blackstone or Blackstone Credit & Insurance is expected to reach different conclusions for each such vehicle on the determination of whether, when and at what price to sell such securities based on the different termination dates, investment limitations and/or investment objectives of the Company and such Other Clients (including in light of the perpetual nature of certain Other Clients),Blackstone Credit & Insurance or Blackstone or for other reasons, and this could result in Other Clients, Blackstone Credit & Insurance or Blackstone exiting its interests in a portfolio company earlier or at a higher price than the Company (or vice versa). Such investments and transactions will give rise to potential or actual conflicts of interest. There can be no assurance that any conflict will be resolved in favor of the Company.
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
It is possible that shareholders, Other Clients, their portfolio companies, co-investors and other parties with material relationships with the Firm, such as shareholders of and lenders to the Firm and lenders to Other Clients and their portfolio companies (as well as Blackstone itself), could provide additional financing to portfolio companies of the Company, subject to the requirements of the 1940 Act. The Firm could have incentives to cause the Company and its portfolio companies to accept less favorable financing terms from a shareholder, Other Clients, their portfolio companies, Blackstone, and other parties with material relationships with the Firm than it would from a third party. If the Company occupies a different, and in particular, a more senior, position in the capital structure than a shareholder, Other Client, their portfolio companies and other parties with material relationships with Blackstone, Blackstone could have an incentive to cause the Company or portfolio company to offer financing terms that are more favorable to such parties. In the case of a related party financing between the Company or its portfolio companies, on the one hand, and Blackstone or Other Clients’ portfolio companies, on the other hand, to the extent permitted by the 1940 Act, the Adviser could, but is not obligated to, rely on a third party agent to confirm the terms offered by the counterparty are consistent with market terms, or the Adviser could instead rely on its own internal analysis, which the Adviser believes is often superior to third party analysis given the Firm’s scale in the market. If however any of the Firm, the Company, an Other Client or any of their portfolio companies delegates to a third party, such as another member of a financing syndicate or a joint venture partner, the negotiation of the terms of the financing, the transaction will be assumed to be conducted on an arms-length basis, even though the participation of the Firm related vehicle impacts the market terms. For example, in the case of a loan extended to the Company or a portfolio company by a financing syndicate in which an Other Client has agreed to participate on terms negotiated by a third party participant in the syndicate, it might have been necessary to offer better terms to the financing provider to fully subscribe the syndicate if the Other Client had not participated. It is also possible that the frequent participation of Other Clients in such syndicates could dampen interest among other potential financing providers, thereby lowering demand to participate in the syndicate and increasing the financing costs to the Company. The Adviser does not believe either of these effects is significant, but no assurance can be given to shareholders that these effects will not be significant in any circumstance. Unless required by applicable law, the Adviser will not seek any consent or approvals from shareholders or the Board in the case of any of these conflicts.
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
To the extent an opportunity is shared with one or more Other Clients, Blackstone Credit & Insurance expects that such Other Clients generally will invest on substantially the same economic terms available to the Company (including sharing of transaction fees and expenses) and generally will exit investments at the same time and on substantially the same economic terms as the Company, and on a pro rata basis with the Company subject to legal, tax, regulatory, accounting or applicable considerations (including the terms of the governing agreements of, or portfolio management considerations applicable to, the Company or such Other Clients); provided that the Company may syndicate a portion of an investment where Other Clients do not also syndicate a portion of the investment or vice versa. (See also “—Transactions with Clients of Blackstone Insurance Solutions and Asset Based Finance”). To the extent the Company invests in affiliate registered funds and/or business development companies, such registered funds and/or business development companies will follow their own allocation policy, which may differ from Blackstone Credit & Insurance’s policy and include different or additional allocation factors to those factors set out below.
Allocation Methodology Considerations. Notwithstanding the foregoing, Blackstone Credit & Insurance may also consider the following factors in making any allocation determinations, and such factors may result in a different allocation of investment and/or sale opportunities: (i) the risk-return and target return profile of the proposed investment relative to the Company’s and the Other Clients’ current risk profiles; (ii) the Company’s and/or the Other Clients’ investment strategies, mandates, guidelines, limitations, restrictions, terms and objectives (including whether such objectives are considered solely in light of the specific investment under consideration or in the context of the respective portfolios’ overall holdings), other contractual provisions (including Other Clients with minimum allocation provisions), focus (including investment focus on a classification attributable to an investment, such as maturity), parameters and investor preferences of the Company and the Other Clients (including, without limitation, with respect to Other Clients that expect to invest in or alongside other funds or across asset classes based on expected return (such as certain managed accounts or other investment vehicles (whether now in existence or which may be established in the future)) with similar investment strategies and objectives); (iii) diversification and concentration considerations in the Company’s or the Other Clients’ portfolios (including the potential for the proposed investment to create an industry, sector, geography, region, location, market or issuer imbalance in the Company’s and Other Clients’ portfolios, as applicable) and taking into account any existing non-pro rata investment positions in the portfolio of the Company and Other Clients; (iv) liquidity considerations of the Company and the relevant Other Clients (a) during a ramp up (which includes the period prior to or after the initial closing of an Other Client during which Blackstone may deploy funds already invested or committed (or that Blackstone anticipates will be invested or committed) and can continue for a period during an Other Client’s fundraising and/or acceptance of future subscriptions as deemed appropriate by the Firm, including to protect against zero or de minimis allocations or in anticipation of future subscriptions), (b) the availability of warehouse vehicles or arrangements for the benefit of current Other Clients or potential future Other Clients, including both Blackstone-controlled and third-party warehouse arrangements or (c) wind-down of one or more of the Company or such Other Clients, proximity to the end of the Company’s or Other Clients’ specified term or investment period, any redemption/withdrawal requests, anticipated future contributions and available cash; (v) legal, tax, accounting, political, national security and other considerations or consequences; (vi) regulatory or contractual provisions, obligations, terms, limitations, restrictions or consequences relating to the Company or Other Clients (including, without limitation, requirements under the 1940 Act and any related rules, orders, guidance or other authority applicable to the Company or Other Clients); (vii) avoiding a de minimis or odd lot allocation; (viii) availability and degree of leverage and any requirements or other terms of the investment, or of any existing leverage facilities; (ix) the Company’s or Other Clients’ investment focus on a classification attributable to an investment or issuer of an investment, including, without limitation, investment strategy, geography, location, industry or business sector; (x) the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals dedicated to the Company or such Other Clients; (xi) the management of any actual or potential conflict of interest; (xii) with respect to investments that are made available to Blackstone Credit & Insurance by counterparties pursuant to negotiated trading platforms (e.g., ISDA contracts), the absence of such relationships which may not be available for the Company and all Other Clients; (xiii) co-investment arrangements; (xiv) available capital of the Company and such Other Clients; (xv) timing expected to be necessary to execute an investment; (xvi) sourcing of the investment; (xvii) the specific nature (including size, type, amount, liquidity, holding period, anticipated maturity and minimum investment criteria) of the investment; (xviii) expected investment return; (xix) expected cash characteristics (such as cash-on-cash yield, distribution rates or volatility of cash flows); (xx) capital expenditure required as part of the investment; (xxi) relation to existing investments in a fund, if applicable (e.g., “follow on” to existing investment, joint venture or other partner to existing investment, or same security as existing investment); (xxii) timing expected to be necessary to execute an investment; (xxiii) whether Blackstone Credit & Insurance believes that allocating investment opportunities to an investor will help establish, recognize, strengthen and/or cultivate relationships that may provide indirectly longer-term benefits (including strategic, sourcing or similar benefits) to the Company, Other Clients and/or Blackstone; and (xxiv) any other considerations deemed relevant by Blackstone Credit & Insurance. For the avoidance of doubt and notwithstanding anything herein to the contrary, an affiliate of Blackstone Credit & Insurance from time to time will be allocated for its own account a portion of certain origination opportunities that otherwise would be appropriate investment opportunities for Other Clients.
Subject to the requirements of the 1940 Act and the Company’s co-investment exemptive order, Blackstone Credit & Insurance shall not have any obligation to present any investment opportunity (or portion of any investment opportunity) to the Company if Blackstone Credit & Insurance determines in good faith that such opportunity (or portion thereof) should not be presented to the Company, including for any one or a combination of the reasons specified above, or if Blackstone Credit & Insurance is otherwise restricted from presenting such investment opportunity to the Company.
Investment Alongside Regulated Funds. In addition, Blackstone Credit & Insurance has received an exemptive order from the SEC that permits certain existing and future Regulated Funds (as defined below), including the Company, among other things, to co-invest with certain other persons, including certain affiliates of, or funds managed and controlled by, Blackstone Credit & Insurance and its affiliates, subject to certain terms and conditions. “Regulated Funds” are Other Blackstone Credit & Insurance Clients that are closed-end management investment companies that have elected to be regulated as a BDC or are registered under the 1940 Act and who intend to rely on the exemptive order. For so long as any privately negotiated investment opportunity falls within certain established investment criteria of one or more Regulated Funds, such investment opportunity shall also be offered to such Regulated Fund(s). If the aggregate targeted investment sizes of the Company, such Other Blackstone Credit & Insurance Clients and such Regulated Fund(s) that are allocated an investment opportunity exceed the amount of such investment opportunity, then the allocation of such investment opportunity to each such entity will be reduced proportionately based on their respective “available capital” as defined in the co-investment exemptive order.
Such reduction may result in allocation to the Company in an amount less than what it would otherwise have been if such other entities did not participate in such investment opportunity. The co-investment exemptive order also restricts the ability of the Company (or any Other Blackstone Credit & Insurance Client) from investing in any privately negotiated investment opportunity alongside a Regulated Fund except at the same time and on same terms, as described in the exemptive order. As a result, the Company risks being unable to make investments in different parts of the capital structure (e.g., equity investments, debt investments, hybrid securities, etc.) of the same issuer in which a Regulated Fund has invested or seeks to invest. Likewise, Regulated Funds and Other Blackstone Credit & Insurance Clients that are not Regulated Funds risk being unable to make investments in different parts of the capital structure of the same issuer in which the Company has invested or seeks to invest.
Further, the Company may be unable to participate in or effect certain transactions, or take certain actions in respect of certain investments, on account of applicable restrictions under the 1940 Act, related guidance from the SEC and/or the Company’s exemptive order. For example, the Company may be restricted from participating in certain transactions or taking certain actions in respect of portfolio companies in which certain funds managed and controlled by Blackstone Credit & Insurance and its affiliates and/or a Regulated Fund has also invested, which may include, but are not limited to:
•declining to vote;
•participating in a potential co-investment opportunity (as such participation may not comply with the conditions of the co-investment exemptive order);
•exercising rights with respect to any such investment; or
•declining to participate in follow-on investments.

The Company may also be required to sell an investment to avoid potential violations of the 1940 Act or for other reasons. In such cases, the Company’s interests in an investment may be adversely affected, including by resulting in the dilution of or decrease in the value of the Company’s investment or in the Company being put in a disadvantageous position with respect to the investment as compared to Other Blackstone Credit & Insurance Clients, including other Regulated Funds. Whether the Company participates or declines to participate in any such action or transaction will be made by the Adviser in its sole discretion, subject to the Adviser’s fiduciary duties and applicable law, including the 1940 Act, and/or the exemptive order. There is no assurance that any such determination will be resolved in favor of the Company’s interests. The rules promulgated by the SEC under the 1940 Act, as well as any related guidance from the SEC and/or the terms of the exemptive order itself, are subject to change. Additionally, Blackstone Credit & Insurance could undertake to amend the exemptive order (subject to SEC approval), obtain additional exemptive relief, or otherwise be subject to other requirements in respect of co-investments involving the Company, any Other Blackstone Credit & Insurance Client and any Regulated Funds, any of which could impact the amount of any allocation made available to Regulated Funds and thereby affect (and potentially decrease) the allocation made available to the Company.
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
Additionally, investment opportunities sourced by Blackstone Credit & Insurance will be allocated in accordance with Blackstone’s and Blackstone Credit & Insurance’s allocation policies, which provide that investment opportunities will be allocated in whole or in part to other business units of the Firm on a basis that Blackstone and Blackstone Credit & Insurance believe in good faith to be fair and reasonable, based on various factors, including the involvement of the respective teams from Blackstone Credit & Insurance and such other business units. It should also be noted that investment opportunities sourced by business units of the Firm other than Blackstone Credit & Insurance will, subject to applicable law and the terms of the Company’s co-investment exemptive relief, be allocated in accordance with such business units’ allocation policies, which will result in such investment opportunities being allocated, in whole or in part, away from Blackstone Credit & Insurance, the Company and Other Blackstone Credit & Insurance Clients.
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
In certain circumstances, Blackstone Credit & Insurance will determine that a co-investment opportunity should be offered to one or more third parties (such investors, “Co-Investors”), including investors in one or more Other Clients, and will maintain sole discretion with respect to which Co-Investors are offered any such opportunity. We are not restricted from engaging in transactions with Other Clients that are not affiliated persons within the meaning of the 1940 Act. It is expected that many investors who will, in certain circumstances, have expressed an interest in co-investment opportunities will not be offered or allocated any co-investment opportunities or will, in certain circumstances, receive a smaller amount of co-investment opportunities than the amount requested. Any co-investments offered by Blackstone Credit & Insurance will be on such terms and conditions (including with respect to advisory fees, performance-based compensation and related arrangements and/or other fees applicable to co-investors) as Blackstone Credit & Insurance determines to be appropriate in its sole discretion on a case-by-case basis, which may differ amongst co-investors with respect to the same co-investment. In addition, the performance of Other Clients co-investing with the Company is not considered for purposes of calculating the incentive fee payable by the Company to the Adviser. Furthermore, the Company and co-investors will often have different investment objectives and limitations, such as return objectives and maximum hold period. Blackstone Credit & Insurance, as a result, will have conflicting incentives in making decisions with respect to such opportunities. Even if the Company and any such parties invest in the same securities on similar terms, conflicts of interest will still arise as a result of differing investment profiles of the investors, among other items, and there is no guarantee that decisions will be made in a manner that prioritizes the interests of the Company over those of such other parties.
a.General Co-Investment Considerations. There are expected to be circumstances where an amount that would otherwise have been invested by the Company is instead allocated to co-investors (who could be shareholders of the Company or limited partners of Other Clients) or supplemental capital vehicles, and there is no guarantee that any shareholders will be offered any particular co-investment opportunity. Each co-investment opportunity (should any exist) is likely to be different, and allocation of each such opportunity will depend on the facts and circumstances specific to that unique situation (e.g., timing, industry, size, geography, asset class, projected holding period, exit strategy and counterparty). Different situations will require that the various facts and circumstances of each opportunity be weighted differently, as Blackstone Credit & Insurance deems relevant to such opportunity. Such factors are likely to include, among others, whether a co-investor adds strategic value, industry expertise or other similar synergies; whether a potential co-investor has expressed an interest in evaluating co-investment opportunities; whether a potential co-investor has an overall strategic relationship with the Firm; whether a potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of Blackstone, Blackstone Credit & Insurance, the Company, Other Clients or other co-investments (including whether a potential co-investor will help establish, recognize, strengthen and/or cultivate relationships that can provide indirectly longer-term benefits to the Company or Other Clients and their respective underlying portfolio companies, or whether the potential co-investor has significant capital under management by the Firm or intends to increase such amount); the ability of a potential co-investor to commit to a co-investment opportunity within the required timeframe of the particular transaction; Blackstone Credit & Insurance’s assessment of a potential co-investor’s ability to invest an amount of capital that fits the needs of the investment (taking into account the amount of capital needed as well as the maximum number of investors that can realistically participate in the transaction); whether the co-investor is considered “strategic” to the investment because it is able to offer the Company certain benefits, including but not limited to, the ability to help consummate the investment, the ability to aid in operating or monitoring the portfolio company or the possession of certain expertise; the transparency, speed and predictability of the potential co-investor’s investment process; whether the Firm has previously expressed a general intention to seek to offer co-investment opportunities to such potential co-investor; whether a potential co-investor has the financial and operational resources and other relevant wherewithal to evaluate and participate in a co-investment opportunity; the familiarity the Firm has with the personnel and professionals of the investor in working together in investment contexts (which may include such potential co-investor’s history of investment in other Firm co-investment opportunities); the extent to which a potential co-investor has committed to an Other Client; the size of such potential co-investor’s interest to be held in the underlying portfolio company as a result of the Company’s investment (which is likely to be based on the size of the potential co-investor’s capital commitment or investment in the Company); the extent to which a potential co-investor has been provided a greater amount of co-investment opportunities relative to others; the ability of a potential co-investor to invest in potential add-on acquisitions for the portfolio company or participate in defensive investments; the likelihood that the potential co-investor would require governance rights that would complicate or jeopardize the transaction (or, alternatively, whether the investor would be willing to defer to the Firm and assume a more passive role in governing the portfolio company); any interests a potential co-investor might have in any competitors of the underlying portfolio company; the tax profile of the potential co-investor and the tax characteristics of the investment (including whether the potential co-investor would require particular structuring implementation or covenants that would not otherwise be required but for its participation or whether such co-investor’s participation is beneficial to the overall structuring of the investment); whether a potential co-investor’s participation in the transaction would subject the Company and/or the portfolio company to additional regulatory requirements, review and/or scrutiny, including any necessary governmental approvals required to consummate the investment; the potential co-investor’s interaction with the potential management team of the portfolio company; whether the potential co-investor has any existing positions in the portfolio company (whether in the same security in which the Company is investing or otherwise); whether there is any evidence to suggest that there is a heightened risk with respect to the potential co-investor maintaining confidentiality; whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of the Company, other affiliated funds and/or other co-investments, including the size of such commitment; whether the potential co-investor has any known investment policies and restrictions, guideline limitations or investment objectives that are relevant to the transaction, including the need for distributions; whether the expected holding period and risk-return profile of the investment is consistent with the stated goals of the investor and the expected underwriting of the investment; whether a particular co-investment party has provided value in the sourcing, establishing relationships, participating in diligence and/or negotiations for such potential transaction or is expected to provide value to the business or operations of a portfolio company post-closing; and such other factors as Blackstone Credit & Insurance deems relevant and believes to be appropriate under the circumstances. The factors listed in the foregoing sentence are neither presented in order of importance nor weighted, except that Blackstone Credit & Insurance has historically primarily relied upon the following two factors in making the determination to offer co-investment opportunities to co-investors: (i) whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of the Company (including whether a potential co-investor will help establish, recognize, strengthen and/or cultivate relationships that can provide indirectly longer-term benefits to the Company or Other Clients and their respective underlying portfolio companies), other affiliated funds, and/or other co-investments, including the size of any such commitment and fee revenue or profits generated for the benefit of Blackstone Credit & Insurance or Blackstone as a result thereof and (ii) the ability of a potential co-investor to process a co-investment decision within the required timeline of the particular transaction. Except as otherwise described herein, co-investors generally will not share Broken Deal Expenses (as defined below) with the Company and Other Clients, with the result that the Company and such Other Clients will bear all such Broken Deal Expenses, and such expenses can be significant. However, the Adviser does not intend to offer any such co-investment opportunities to shareholders in their capacity as shareholders. Blackstone Credit & Insurance may (but is not required to) establish co-investment vehicles (including dedicated or “standing” co-investment vehicles) for one or more investors (including third party investors and investors in the Company) in order to co-invest alongside the Company in one or more future investments. The existence of these vehicles could reduce the opportunity for other shareholders to receive allocations of co-investment. In addition, the allocation of investments to Other Clients, including as described under “Other Blackstone and Blackstone Credit & Insurance Clients; Allocation of Investment Opportunities” herein, may result in fewer co-investment opportunities (or reduced allocations) being made available to shareholders.
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
Fund Co-Investment Opportunities. As a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which will in certain circumstances limit the Company’s ability to make investments or enter into other transactions alongside the Other Clients. There can be no assurance that such regulatory restrictions will not adversely affect the Company’s ability to capitalize on attractive investment opportunities. However, subject to the 1940 Act and any applicable co-investment exemptive order issued by the SEC, the Company may co-invest with Other Clients (including co-investment or other vehicles in which the Firm or its personnel invest and that co-invest with such Other Clients) in investments that are suitable for the Company and one or more of such Other Clients. Even if the Company and any such Other Clients and/or co-investment or other vehicles invest in the same securities, conflicts of interest may still arise.
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
Investments in Portfolio Companies Alongside Other Clients. From time to time, the Company will co-invest with Other Clients (including co-investment or other vehicles in which the Firm or its personnel invest and that co-invest with such Other Clients) in investments that are suitable for both the Company and such Other Clients, as permitted by applicable law and/or any applicable SEC-granted order. Even if the Company and any such Other Clients invest in the same securities or loans, conflicts of interest are still expected to arise. For example, it is possible that as a result of legal, tax, regulatory, accounting, political, national security or other considerations, the terms of such investment (and divestment thereof) (including with respect to price and timing) for the Company and such other funds and vehicles are not the same. Additionally, the Company and such Other Clients and/or vehicles will generally have different investment periods and/or investment objectives (including return profiles) and Blackstone Credit & Insurance, as a result, could have conflicting goals with respect to the amount, price and timing of disposition opportunities. As such, subject to applicable law and any applicable order issued by the SEC, the Company and/or such Other Clients may dispose of any such shared investment at different times on different terms and/or otherwise on a non-pro rata basis.
Firm Involvement in Financing of Third-Party Dispositions by the Company. The Company is permitted to dispose of all or a portion of an investment by way of accepting a third-party purchaser’s bid where the Firm or one or more Other Clients is providing financing as part of such bid or acquisition of the investment or underlying assets thereof. This generally would include the circumstance where the Firm or one or more Other Clients is making commitments to provide financing at or prior to the time such third-party purchaser commits to purchase such investments or assets from the Company. Such involvement of the Firm or one or more Other Clients as such a provider of debt financing in connection with the potential acquisition of portfolio investments by third parties from the Company can give rise to potential or actual conflicts of interest.
Self-Administration of the Company. Blackstone Credit & Insurance expects to provide certain fund administration services to the Company rather than engage or rely on a third party administrator to perform such services. The costs for providing these services are not included in the management fee under the Investment Advisory Agreement and will be paid separately by the Company. Blackstone Credit & Insurance also reserves the right to charge the Company a reduced rate for these services, or to reduce or waive such charges entirely, subject to the 1940 Act. Blackstone Credit & Insurance’s ability to determine the reimbursement obligation from the Company creates a conflict of interest. Blackstone Credit & Insurance addresses this conflict by reviewing its fund administration costs to ensure that it is comparable and fair with regard to equivalent services performed by a non-affiliated third party at a rate negotiated on an arm’s length basis. The Board periodically reviews the reimbursement obligation.

Outsourcing. Subject to applicable law and the oversight and, in certain circumstances, approval by the Board, Blackstone may outsource to third parties several of the services performed for the Company and/or its portfolio entities, including services (such as administrative, legal, accounting, tax, diligence, modeling, ongoing monitoring, preparation of internal templates and/or memos or other related services) that may be or historically have been performed in-house by Blackstone and its personnel. For certain third-party service providers, the fees, costs and expenses of such service providers will be borne by the Company, and in other circumstances, the fees, costs and expenses of such service providers will be borne by Blackstone. Certain third-party service providers and/or their employees will dedicate substantially all of their business time to the Company, Other Clients and/or their respective portfolio entities, while others will have other clients. In certain cases, third-party service providers and/or their employees may spend a significant amount of time at Blackstone offices, have dedicated office space at Blackstone, receive administrative support from Blackstone personnel or participate in meetings and events for Blackstone personnel, even though they are not Blackstone employees or affiliates. This creates a conflict of interest because Blackstone will have an incentive to outsource services to third parties due to a number of factors, including because retaining third parties will reduce Blackstone’s internal overhead and compensation costs for employees who would otherwise perform such services in-house.
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
Break-up and Other Similar Fees. Break-up or topping fees with respect to the Company’s investments can be paid to Blackstone Credit & Insurance. Alternatively, the Company could receive the break-up or topping fees directly. Break-up or topping fees paid to Blackstone Credit & Insurance or the Company in connection with a transaction could be allocated, or not, to Other Clients or co-investment vehicles that invest (or are expected to invest) alongside the Company, as determined by Blackstone Credit & Insurance to be appropriate in the circumstances. Generally, Blackstone Credit & Insurance would not allocate break-up or topping fees with respect to a potential investment to the Company, an Other Client or co-investment vehicle unless such person would also share in Broken Deal Expenses (as defined below) related to the potential investment. With respect to fees received by Blackstone Credit & Insurance relating to the Company’s investments or from unconsummated transactions, shareholders will not receive the benefit of any fees relating to the Company’s investments (including, without limitation, as described above). In the case of fees for services as a director of a portfolio company, the management fee will not be reduced to the extent any Firm personnel continues to serve as a director after the Company has exited (or is in the process of exiting) the applicable portfolio company and/or following the termination of such employee’s employment with the Firm. For the avoidance of doubt, although the financial advisory and restructuring business of Blackstone has been spun out, to the extent any investment banking fees, consulting (including management consulting) fees, syndication fees, capital markets syndication and advisory fees (including underwriting fees (including, without limitation, evaluation regarding value creation opportunities and sustainability risk mitigation)), origination fees, servicing fees, healthcare consulting / brokerage fees, fees relating to group purchasing, financial advisory fees and similar fees for arranging acquisitions and other major financial restructurings, loan servicing and/or other types of insurance fees, operations fees, financing fees, fees for asset services, title insurance fees, and other similar fees and annual retainers (whether in cash or in-kind) are received by Blackstone, such fees will not be required to be shared with the Company or the shareholders and will not reduce the management fee payable by the Company.

Broken Deal Expenses. Any expenses that may be incurred by the Company for actual investments as described herein may also be incurred by the Company with respect to broken deals (i.e., investments that are not consummated) (“Broken Deal Expenses”). Unless required by law or regulation, Blackstone Credit & Insurance is not required to and, in most circumstances, will not seek reimbursement of Broken Deal Expenses (i.e., expenses incurred in pursuit of an investment that is not consummated) from third parties, including counterparties to the potential transaction or potential co-investors. Examples of such Broken Deal Expenses include, but are not limited to, reverse termination fees, extraordinary expenses such as litigation costs and judgments, meal, travel and entertainment expenses incurred, deposits or down payments which are forfeited in connection with unconsummated transactions, costs from onboarding (i.e., KYC) investment entities with a financial institution, commitment fees that become payable in connection with a proposed investment, consulting fees and expenses (including all expenses incurred in connection with any tax audit or investigation settlement), printing and publishing expenses, costs of negotiating co-investment documentation (including non-disclosure agreements with counterparties), and legal, accounting, tax and other due diligence and pursuit costs and expenses including, for the avoidance of doubt, any consultant expenses and including in certain circumstances, broken deal expenses associated with services (including transaction support services such as identifying potential investments) provided by portfolio companies, which may include expenses incurred prior to the commencement of the Company’s investment activities. Any such Broken Deal Expenses could, in the sole discretion of Blackstone Credit & Insurance, be allocated solely to the Company and not to Other Clients or co-investment vehicles that could have made the investment, even when the Other Client or co-investment vehicle commonly invests alongside the Company in its investments or the Firm or Other Clients in their investments. In such cases, the Company’s shares of expenses would increase. The Adviser expects that until a potential investment of the Company is formally allocated to an Other Client (it being understood that final allocation decisions are typically made shortly prior to closing an investment), the Company is generally expected to bear the broken deal expenses for such investment, which may result in substantial amounts of broken deal expenses. In the event Broken Deal Expenses are allocated to an Other Client or a co-investment vehicle, Blackstone Credit & Insurance or the Company will, in certain circumstances, advance such fees and expenses without charging interest until paid by the Other Client or co-investment vehicle, as applicable.
Other Firm Business Activities. The Firm, Other Clients, their portfolio companies, and personnel and related parties of the foregoing will receive fees and compensation, including performance-based and other incentive fees, for products and services provided to the Company and its portfolio companies, such as fees for asset management (including, without limitation, management fees and carried interest/incentive arrangements), development and property management; portfolio operations support (such as those provided by Blackstone’s Portfolio Operations Group); arranging, underwriting (including without limitation, evaluation regarding value creation opportunities and sustainability risk mitigation); syndication or refinancing of a loan or investment (or other additional fees, including acquisition fees, loan modification or restructuring fees); servicing; loan servicing; special servicing; administrative services; advisory services on purchase or sale of an asset or company; investment banking and capital markets services; placement agent services; fund administration; internal legal and tax planning services; information technology products and services; insurance procurement; brokerage; solutions and risk management services; data extraction and management products and services; fees for monitoring and oversight of loans or title insurance provided to portfolio companies or third parties; and other products and services. For example, the Firm or Other Clients may, directly or indirectly through a portfolio entity, from time to time acquire loans or other assets for the purpose of syndicating some or all the assets to the Company and/or Other Clients, and may receive syndication or other fees in connection therewith. In addition, following an exit of the Company’s investment in a portfolio company, Other Clients can continue to hold interests (debt and/or equity) in such portfolio company, and Blackstone can begin to earn fees or continue to earn fees from such portfolio company for providing services to such portfolio company, including, but not limited to, capital markets advice, group purchasing and health care brokerage, insurance and other similar services, which in each case will not offset or reduce the management fees applicable to the Company. Conflicts of interest are expected to arise as a result. Such parties will also provide products and services for fees to the Firm, Other Clients and their portfolio companies, and their personnel and related parties, as well as third parties. Through its innovations group, Blackstone incubates (or otherwise invests in) businesses that are expected to provide goods and services to the Company (subject to the requirements of the 1940 Act and applicable guidance) and Other Clients and their portfolio companies, as well as other Firm-related parties and third parties. By contracting for a product or service from a business related to the Firm, the Company and its portfolio companies would provide not only current income to the business and its stakeholders, but could also create significant enterprise value in them, which would not be shared with the Company or shareholders and could benefit the Firm directly and indirectly. Also, the Firm, Other Clients and their portfolio companies, and their personnel and related parties may receive compensation or other benefits, such as through additional ownership interests or otherwise, directly related to the consumption of products and services by the Company and its portfolio companies. The Company and its portfolio companies will incur expenses in negotiating for any such fees and services, which will be treated as Fund Expenses. In addition, the Firm may receive fees associated with capital invested by co-investors relating to investments in which the Company participates or otherwise, in connection with a joint venture in which the Company participates (subject to the 1940 Act) or otherwise with respect to assets or other interests retained by a seller or other commercial counterparty with respect to which the Firm performs services. Finally, the Firm and its personnel and related parties will, in certain circumstances, also receive compensation in connection with origination activities, referrals and other related activities of such business, and unconsummated transactions.
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

In certain cases, subject to the limitations of the 1940 Act, a Blackstone broker-dealer will, from time to time, act as the managing underwriter, or a member of the underwriting syndicate or broker for the Company or its portfolio companies, or as dealer, broker or advisor to a counterparty to the Company or a portfolio company, and purchase securities from or sell securities to the Company, Other Clients or portfolio companies of the Company or Other Clients or advise on such transactions. Blackstone expects to also, on behalf of the Company or other parties to a transaction involving the Company or its portfolio companies, effect transactions, including transactions in the secondary markets that result in commissions or other compensation paid to Blackstone by the Company or its portfolio companies or the counterparty to the transaction, thereby creating a potential conflict of interest. This could include, by way of example, fees and/or commissions for equity syndications to co-investment vehicles. Subject to applicable law, Blackstone expects to receive underwriting fees, discounts, placement commissions, loan modification or restructuring fees, servicing fees, capital markets advisory fees, lending arrangement fees, asset/property management fees, insurance (including title insurance) incentive fees and consulting fees, monitoring fees, commitment fees, syndication fees, origination fees, organizational fees, operational fees, loan servicing fees, and financing and divestment fees (or, in each case, rebates in lieu of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Blackstone, an Other Client or its portfolio companies are purchasing debt) or other compensation with respect to the foregoing activities, which are not required to be shared with the Company. In addition, the management fee with respect to a shareholder generally will not be reduced by such amounts. Therefore, Blackstone will from time to time have a potential conflict of interest regarding the Company and the other parties to those transactions to the extent it receives commissions, discounts or other compensation from such other parties. Subject to applicable law, including the conditions of the co-investment exemptive order, origination fees paid to Blackstone in connection with a transaction could be allocated, or not, to Other Clients or co-investment vehicles that invest (or are expected to invest) alongside the Company. The Board, in its sole discretion, will approve any transactions, subject to the limitations of the 1940 Act, in which a Blackstone broker-dealer acts as an underwriter, as broker for the Company, or as dealer, broker or advisor, on the other side of a transaction with the Company only where the Board believes in good faith that such transactions are appropriate for the Company and, by executing a subscription agreement for Common Shares in the Company, a shareholder consents to all such transactions, along with the other transactions involving conflicts of interest described herein, to the fullest extent permitted by law.
When Blackstone serves as underwriter with respect to securities of the Company or its portfolio companies, the Company and such portfolio companies could from time to time be subject to a “lock-up” period following the offering under applicable regulations during which time the Company or portfolio company would be unable to sell any securities subject to the “lock-up.” This could prejudice the ability of the Company and its portfolio companies to dispose of such securities at an opportune time. In addition, Blackstone Securities Partners L.P. can serve as underwriter in connection with the sale of securities by the Company or its portfolio companies. Conflicts would be expected to arise because such engagement would result in Blackstone Securities Partners L.P. receiving selling commissions or other compensation in connection with such sale. (See also “—Portfolio Company Relationships Generally” below).
Blackstone and Blackstone Credit & Insurance employees are generally permitted to invest in alternative investment funds, real estate funds, hedge funds or other investment vehicles, including potential competitors of the Company. The Company will not receive any benefit from any such investments.
PJT. On October 1, 2015, Blackstone spun off its financial and strategic advisory services, restructuring and reorganization advisory services, and its Park Hill Group fund placement businesses and combined these businesses with PJT Partners Inc. (“PJT”), an independent financial advisory firm founded by Paul J. Taubman. While PJT operates independently from Blackstone and is not an affiliate thereof, it is expected that there will be substantial overlapping ownership between Blackstone and PJT for a considerable period of time going forward. Therefore, conflicts of interest will arise in connection with transactions between or involving the Company and its portfolio companies, on the one hand, and PJT, on the other. The pre-existing relationship between Blackstone and its former personnel, the overlapping ownership and co-investment and other continuing arrangements between PJT and Blackstone can be expected to influence Blackstone Credit & Insurance to select or recommend PJT to perform services for the Company or its portfolio companies, the cost of which will generally be borne directly or indirectly by the Company. Given that PJT is no longer an affiliate of Blackstone, Blackstone and its affiliates are able to cause the Company and portfolio companies to transact with PJT generally without restriction under the applicable governing documents, notwithstanding the relationship between Blackstone and PJT. In addition, one or more investment vehicles controlled by Blackstone could be established to facilitate participation in Blackstone’s side-by-side investment program by employees and/or partners of PJT.

Portfolio Company Relationships Generally. The Company’s portfolio companies, including special purpose vehicles that might be formed in connection with investments, are expected to be counterparties to or participants in agreements, transactions or other arrangements with the Company, Other Clients, and/or portfolio companies of the Company and Other Clients or other Blackstone affiliates and/or any portfolio companies of the foregoing for the provision of goods and services, purchase and sale of assets and other matters (including information-sharing and/or consulting). For example, from time to time, certain portfolio companies of the Company or Other Clients will provide or recommend goods or services to Blackstone, the Company, Other Clients, or other portfolio companies of the Company or Other Clients (including “platform” investments of the Company and Other Clients). As another example, it can also be expected that the management of one or more portfolio companies may consult with one another (or with one or more portfolio companies of an Other Client) in respect of seeking its expertise, industry view, or otherwise on a particular topic including but not limited to an asset and/or the purchase and /or sale thereof. Moreover, the Company and/or an Other Client can consult with a portfolio company or a portfolio company of an Other Client as part of the investment diligence for a potential investment by the Company or such Other Client. As a result of, or as part of such interactions or otherwise, personnel (including one or more members of the management team) at one portfolio company may also transfer to or become employed by another portfolio company (or a portfolio company of an Other Client), the Company, Blackstone or their respective affiliates (or vice versa). Any such transfer may result in payments by the entity that such personnel is going to, to the entity such personnel is departing from. Although the Firm might determine that such agreements, transactions or other arrangements are consistent with the requirements of such Other Clients’ offering and/or governing agreements, it is possible that such agreements, transactions or other arrangements might not have otherwise been entered into but for the affiliation with Blackstone Credit & Insurance and/or Blackstone. These agreements, transactions or other arrangements involve fees, commissions, discounts and/or servicing payments to Blackstone Credit & Insurance, any Blackstone affiliate (including personnel) or a portfolio company, none of which reduce the management fee payable by the Company. This may give rise to actual or potential conflicts of interest for the Adviser, the Company and/or their respective affiliates, as such agreements, transactions and arrangements may be more favorable for one portfolio company than another, thus benefiting the Company or Other Clients at the expense of the other. For example, the Firm reserves the right to cause, or offer the opportunity to, portfolio companies to enter into agreements regarding benefits management, purchase of title and other insurance policies (which can be expected to include brokerage or placement thereof), and generally will be pooled across portfolio companies and discounted due to scale, including through sharing of deductibles and other forms of shared risk retention from a third party or an affiliate of Blackstone Credit & Insurance/or Blackstone, and other operational, administrative or management related matters from a third party or a Firm affiliate, and other similar operational initiatives that can result in commissions or similar payments, including related to a portion of the savings achieved by the portfolio company. Such agreements, transactions or other arrangements will generally be entered into without the consent or direct involvement of the Company and/or such Other Client or the consent of the Board and/or the shareholders of the Company or such Other Client (including, without limitation, in the case of minority and/or non-controlling investments by the Company in such portfolio companies or the sale of assets from one portfolio company to another) and/or such Other Client. In any such case, the Company might not be involved in the negotiation process, and there can be no assurance that the terms of any such agreement, transaction or other arrangement will be as favorable to the Company as otherwise would be the case if the counterparty were not related to the Firm.
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
In addition, Blackstone and affiliates of Blackstone and Blackstone portfolio companies could also establish other investment products, vehicles and platforms focusing on specific asset classes or industry sectors that fall within the Company’s investment strategy, which would possibly compete with the Company for investment opportunities (it being understood that such arrangements would give rise to conflicts of interest that would not necessarily be resolved in favor of the Company).

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
Further, portfolio companies with respect to which the Firm can elect members of the board of directors or a managing member could, as a result, subject the Company and/or such directors or managing member to fiduciary obligations to make decisions that they believe to be in the best interests of any such portfolio company. Although in most cases the interests of the Company and any such portfolio company will be aligned, this will not always be the case. This has the potential to create conflicts of interest between the relevant director’s or managing member’s obligations to any such portfolio company and its stakeholders, on the one hand, and the interests of the Company, on the other hand. Although Blackstone Credit & Insurance will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for the Company. For instance, such positions could impair the ability of the Company to sell the securities of an issuer in the event a director receives material non- public information by virtue of their role, which would have an adverse effect on the Company. Furthermore, an employee of Blackstone serving as a director to a portfolio company owes a fiduciary duty and/or other obligations to the portfolio company, on the one hand, and the Company, on the other hand, and such employee could be in a position where they must make a decision that is either not in the best interest of the Company, or is not in the best interest of the portfolio company. Blackstone personnel serving as directors can make decisions for a portfolio company that negatively impact returns received by the Company as an investor in the portfolio company. In addition, to the extent an employee serves as a director on the board of more than one portfolio company, such employees’ fiduciary duties among the two portfolio companies can be expected to create a conflict of interest. In general, the Adviser and Blackstone personnel will be entitled to indemnification from the Company.
Portfolio Company Service Providers and Vendors. Subject to applicable law, the Company, Other Clients, portfolio companies of each of the foregoing and Blackstone Credit & Insurance can be expected to engage portfolio companies of the Company and Other Clients to provide some or all of the following services: (a) corporate support services (including, without limitation, accounts payable, accounts receivable, accounting/audit (e.g., valuation support services), account management (e.g., treasury, customer due diligence), insurance, procurement, placement, brokerage and consulting services, cash management and monitoring consolidation, accounts receivable financing, corporate secretarial and executive assistant services, domiciliation, data services, directorship services, finance/budgeting and forecasting, financing management, human resources (e.g., the onboarding and ongoing development of personnel), communication, public relations and publicity, information technology and software systems support, corporate governance and entity management (e.g., liquidation, dissolution and/or otherwise end of term services), risk management and compliance, internal compliance, know-your-client reviews and refreshes, judicial processes, legal, environmental due diligence support (e.g., review of property condition reports, energy consumption), climate accounting services, sustainability program management services, engineering services, services related to the sourcing, development and implementation of renewable energy, sustainability data collection and reporting services, capital planning services, operational coordination (i.e., coordination with joint venture partners, property managers), risk management, reporting (such as tax reporting, debt reporting or other reporting), tax and treasury, tax analysis and compliance (e.g., CIT and VAT compliance), transfer pricing and internal risk control, treasury and valuation services) and other services; (b) loan services (including, without limitation, monitoring, restructuring and work-out of performing, sub-performing and nonperforming loans, administrative services, and cash management); (c) management services (i.e., management by a portfolio company, Blackstone affiliate or third party (e.g., a third-party manager or operating partner) of operational services); (d) operational services (i.e., general management of day to day operations), including, without limitation, personnel, construction management (such as management of general contractors on capital projects), leasing services (such as leasing strategy, management of third party brokers, negotiation of major leases and negotiation of leases), project management (such as management of development projects, project design and execution, vendor management, and turnkey services); (e) risk management (tax and treasury); (f) transaction support services (including, without limitation, acquisition support; customer due diligence and related onboarding; liquidation; reporting; managing relationships with brokers, banks and other potential sources of investments, identifying potential investments, coordinating with investors, assembling relevant information, conducting financial and market analyses and modelling, coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions, coordinating design and development works (such as recommending and implementing design decisions); and providing diligence and negotiation support to acquire the same; coordinating with investors; assembling relevant information, conducting financial and market analysis and modeling; coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions; marketing and distribution, overseeing brokers, lawyers, accountants and other advisors, working with consultants and third parties to pursue entitlements; providing in-house legal, sustainability and accounting services, assisting with due diligence, preparation of project feasibilities, site visits, transaction consulting and specification of technical analysis and review of (i) design and structural work, (ii) certifications, (iii) operations and maintenance manuals and (iv) statutory documents); (g) insurance procurement, placement, brokerage and consulting services; and (h) other services. Similarly, Blackstone Credit & Insurance, Other Clients and their portfolio companies can be expected to engage portfolio companies of the Company to provide some or all of these services. Some of the services performed by portfolio company service providers could also be performed by Blackstone Credit & Insurance and vice versa. Fees paid by the Company or its portfolio companies to or value created by other portfolio company service providers do not reduce the management fee payable by the Company and are not otherwise shared with the Company. In certain circumstances, Blackstone can be expected to play a substantial role in overseeing the personnel of portfolio company service providers that provide services to the Company, Other Clients and/or their portfolio companies on an ongoing basis, including with respect to the selection, hiring, retention and compensation of such personnel. For example, Blackstone expects that certain portfolio company service providers, as described below, with Blackstone’s oversight, will establish a team of personnel to provide support services exclusively to the Company and its portfolio companies (and/or other investment funds or accounts managed or controlled by Blackstone). Further, Blackstone has multiple business lines, which may result in competition with a portfolio company for high performing executive talent and presents actual and potential conflicts of interest. For example, Blackstone may “poach” a portfolio company executive, or such executive may interview with Blackstone during the applicable contractual period with respect to such person’s existing position and later be hired by Blackstone after such period. A portfolio company may want to retain such executives or other employees, and regardless, Blackstone is under no obligation to avoid interviewing or hiring such employees.
Portfolio companies of the Company and Other Clients some of which can be expected to provide services to the Company and its portfolio companies include, without limitation, the following, and could include additional portfolio companies that might be formed or acquired in the future:
BTIG. BTIG, LLC (“BTIG”) is a global financial services firm in which certain Other Clients own a strategic minority investment. BTIG provides institutional trading, investment banking, research and related brokerage services.
Ontra (f.k.a. InCloudCounsel). Ontra is a portfolio company of certain Other Clients that provides a contract automation and intelligence platform that utilizes artificial intelligence and a network of attorneys to support processing of routine contracts and tracking of obligations in complex agreements.
Sphera. Sphera is a portfolio company of certain Other Clients that provides environmental, health and safety and ESG software services and data.
ASK Investment Management (“ASK”). ASK is a portfolio company of certain Other Clients that provides investment management services.

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
Peridot Financial Services (“Peridot”) and Global Supply Chain Finance (“GSCF”). Blackstone through one or more of its Other Clients has made majority investments into Peridot and GSCF, which provide supply chain financing and accounts receivable services globally.
RE Tech Advisors (“RE Tech”). Blackstone through one or more of its funds has made a majority investment in RE Tech, an energy audit/consulting firm that identifies and implements energy efficiency programs, calculates return on investment and tracks performance post-completion.
Legence (f.k.a. Therma Holdings) (“Legence”). Legence is a portfolio company held by certain Other Clients that provides carbon reduction and energy management services.
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
The Company and its portfolio companies will compensate one or more of these service providers and vendors owned by the Company or Other Clients, including through incentive based compensation payable to their management teams and other related parties. Some of these service providers and vendors owned or controlled by the Company or Other Clients may charge the Company and its portfolio companies for goods and services at rates generally consistent with those available in the market for similar goods and services. The discussion regarding the determination of market rates under “—Firm Affiliated Service Providers” herein applies equally in respect of the fees and expenses of the portfolio company service providers, if charged at rates generally consistent with those available in the market. Other service providers and vendors owned and/or controlled by the Company or Other Clients pass through expenses on a cost reimbursement, no-profit or break-even basis, in which case the service provider allocates costs and expenses directly associated with work performed for the benefit of the Company and its portfolio companies to them, along with any related tax costs and an allocation of the service provider’s overhead, including any of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, accounting and other professional fees and disbursements; office space and equipment; insurance premiums; technology expenditures, including hardware and software costs; costs to engage recruitment firms to hire employees; diligence expenses; one-time costs, including costs related to building-out and winding-down a portfolio company; costs that are of a limited duration or non-recurring (such as start-up or technology build-up costs, one-time technology and systems implementation costs, employee on-boarding and severance payments, and readiness of initial public offerings and other infrastructure costs); taxes; and other operating and capital expenditures. Any of the foregoing costs, although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period (including in prior periods, such as where any such costs are amortized over an extended period), and further will, in certain circumstances, be of a general and administrative nature that is not specifically related to particular services, and therefore the Company could pay more than its pro rata portion of fees for services. In addition, in certain circumstances, Blackstone also relies on the management team of a portfolio company with respect to the determination of costs and expenses and allocation thereof and does not oversee or participate in such determinations or allocations. Moreover, to the extent a portfolio company uses an allocated cost model with respect to fees, costs and expenses, such fees, costs and expenses are typically estimated and/or accrued quarterly (or on another regular periodic basis) but not finalized until year-end and as a result, such year-end true-up is subject to fluctuation and increases such that for a given year, the year-end cumulative amount with respect to fees, costs and expenses may be greater than the sum of the quarterly estimates (or other periodic estimates where applicable) and/or accruals and therefore the Company could bear more fees, costs and expenses at year-end than had been anticipated throughout the year. The allocation of overhead among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, “cost” basis as described above, “time-allocation” basis, “per unit” basis, “per square footage” basis or “fixed percentage” basis, and the particular methodology used to allocate such overhead among the entities and assets to which services are provided are expected to vary depending on the types of services provided and the applicable asset class involved, and could, in certain circumstances, change from one period to another. There can be no assurance that a different manner of allocation would result in the Company and its portfolio companies bearing less or more costs and expenses. In addition, a portfolio company that uses a “cost” basis methodology may, in certain circumstances, change its allocation methodology, for example, to charging a flat fee for a particular service or instance (or vice versa) or to another methodology described herein or otherwise, and such changes may increase or reduce the amounts received by such portfolio companies for the same services, and shareholders will not necessarily be entitled to receive notice or disclosure of such changes in allocation methodology. In certain instances, particularly where such service providers and vendors are located in Europe or Asia, such service providers and vendors will charge the Company and its portfolio companies for goods and services at cost plus a percentage of cost for transfer pricing or other tax, legal, regulatory, accounting or other reasons or even decide to amortize any costs or expenses to address accounting or operational considerations. Further, the Company and its portfolio companies may compensate one or more of these service providers and vendors owned by the Company or Other Clients through incentive-based compensation payable to their management teams and other related parties. Blackstone Credit & Insurance will not always perform or obtain benchmarking analysis or third-party verification of expenses with respect to services provided on a cost reimbursement, no profit or break even basis, or in respect of incentive-based compensation. There can be no assurances that amounts charged by portfolio company service providers that are not controlled by the Company or Other Clients will be consistent with market rates or that any benchmarking, verification or other analysis will be performed with respect to such charges. If benchmarking is performed, the related expenses will be borne by the Company, Other Clients and their respective portfolio companies and will not reduce the management fee. A portfolio company service provider will, in certain circumstances, subcontract certain of its responsibilities to other portfolio companies. In such circumstances, the relevant subcontractor could invoice the portfolio company for fees (or in the case of a cost reimbursement arrangement, for allocable costs and expenses) in respect of the services provided by the subcontractor. The portfolio company, if charging on a cost reimbursement, no-profit or break-even basis, would in turn allocate those costs and expenses as it allocates other fees and expenses as described above. Similarly, Other Clients, their portfolio companies and Blackstone Credit & Insurance can be expected to engage portfolio companies of the Company to provide services, and these portfolio companies will generally charge for services in the same manner described above, but the Company and its portfolio companies generally will not be reimbursed for any costs (such as start-up costs or technology build-up costs) relating to such portfolio companies incurred prior to such engagement. Some of the services performed by these service providers could also be performed by Blackstone Credit & Insurance and vice versa. Fees paid by the Company or its portfolio companies to these service providers do not offset or reduce the management fee payable to the Adviser.
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
The Firm has a practice of not entering into any arrangements with advisors, vendors or service providers that provide lower rates or discounts to the Firm itself compared to those it enters into on behalf of the Company and its portfolio companies for the same services. However, legal fees for unconsummated transactions are often charged at a discounted rate, such that if the Company and its portfolio companies consummate a higher percentage of transactions with a particular law firm than the Firm, the Company, Other Clients and their portfolio companies, the shareholders could indirectly pay a higher net effective rate for the services of that law firm than the Firm, the Company or Other Clients or their portfolio companies. Also, advisors, vendors and service providers often charge different rates or have different arrangements for different types of services. For example, advisors, vendors and service providers often charge fees based on the complexity of the matter as well as the expertise and time required to handle it. Therefore, to the extent the types of services used by the Company and its portfolio companies are different from those used by the Firm, Other Clients and their portfolio companies, and their affiliates and personnel, the Company and its portfolio companies can be expected to pay different amounts or rates than those paid by such other persons. Similarly, the Firm, the Company, the Other Clients and their portfolio companies and affiliates can be expected to enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with the Firm) whereby such counterparty will, in certain circumstances, charge lower rates (or no fee) or provide discounts or rebates for such counterparty’s products or services depending on certain factors, including without limitation the volume of transactions entered into with such counterparty by the Firm, the Company and its investment and/or portfolio companies in the aggregate or other factors.
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
The Firm expects to encourage service providers to funds and their investments to use, generally at market rates and/or on arm’s length terms (and/or on the basis of best execution, if applicable), the Firm-affiliated service providers in connection with the business of the Company, portfolio companies, and unaffiliated entities. This practice creates a conflict of interest because it provides an indirect benefit to the Firm in the form of added business for the Firm-affiliated service providers without any reduction to the Company’s management fee.
Certain portfolio companies that provide services to the Company, Other Clients and/or portfolio companies or assets of the Company and/or Other Clients could be transferred between and among the Company and/or Other Clients (where the Company might be a seller or a buyer in any such transfer) for minimal or no consideration (based on a third-party valuation confirming the same). Such transfers may give rise to actual or potential conflicts of interest for Blackstone Credit & Insurance.
Firm Affiliated Service Providers. Certain of the Company’s, the Firm’s and/or portfolio companies’ advisers and other service providers, or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, and investment or commercial banking firms) also provide goods or services to, or have business, personal, financial or other relationships with, the Firm, its affiliates and portfolio companies. Such advisers and service providers (or their affiliates) may be investors in the Company, affiliates of the Firm, sources of investment opportunities, co-investors, commercial counterparties and/or portfolio companies in which the Firm and/or the Company has an investment. Accordingly, payments by the Company and/or such entities may indirectly benefit the Company and/or its affiliates, including the Firm and Other Clients. No fees charged by these service providers and vendors will reduce the management fees payable to the Adviser. Furthermore, the Firm, the Other Clients and their portfolio companies and their affiliates and related parties will use the services of these Firm affiliates, including at different rates. Although the Firm believes the services provided by its affiliates are equal or better than those of third parties, the Firm directly benefits from the engagement of these affiliates, including from any profits generated by such affiliates as described in the following sentence, and there is therefore an inherent conflict of interest such as those described above. As a result of services provided to the Company, Other Clients and their portfolio companies, affiliated service providers are permitted and could be expected to from time to time generate profits, including incidental profits from services provided to the Company, Other Clients and their portfolio companies.
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
a.Aquicore. Aquicore is a cloud-based platform that tracks, analyzes and predicts key metrics in real estate, with a focus on the reduction of energy consumption. Blackstone holds a minority investment in Aquicore.
b.Blackstone Capital Markets. Blackstone Capital Markets Group is a Blackstone affiliate that Blackstone, the Company and its portfolio companies, Other Clients and their portfolio companies, and third parties will, in certain circumstances, engage for debt and equity financings and to provide other investment banking, brokerage, investment advisory or other services.
c.Equity Healthcare. Equity Healthcare LLC (“Equity Healthcare”) is a Blackstone affiliate that negotiates with providers of standard administrative services and insurance carriers for health benefit plans and other related services for cost discounts, quality of service monitoring, data services and clinical consulting. Because of the combined purchasing power of its client participants, which include unaffiliated third parties, Equity Healthcare is able to negotiate pricing terms that are believed to be more favorable than those that the portfolio companies could obtain for themselves on an individual basis. The fees received by Equity Healthcare in connection with such services provided to investments will not reduce the management fee payable by the Company.
d.LNLS. Lexington National Land Services (“LNLS”) is a Blackstone affiliate that (i) acts as a title agent in facilitating and issuing title insurance, (ii) provides title support services for title insurance underwriters, (iii) in certain circumstances, provides courtesy title settlement services and (iv) acts as escrow agent in connection with certain investments by the Clients, Other Clients and their portfolio companies, affiliates and related parties, and third parties, including in certain cases Blackstone’s borrowers. In exchange for such services, LNLS earns fees which would have otherwise been paid to third parties. If LNLS is involved in a transaction in which the Company participates, Blackstone generally will benchmark the relevant costs to the extent market data is available except when LNLS is providing such services in a state where the insurance premium or escrow fee, as applicable, is regulated by the state or when LNLS is part of a syndicate of title insurance companies where the insurance premium is negotiated by other title insurance underwriters or their agents on an arm’s-length basis. Such benchmarking, where conducted, will assess whether LNLS rates are within a range that Blackstone has determined is reflective of title agency rates in the applicable and comparable markets. LNLS rates will not necessarily be equal to or lower than the median within such range.
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

In connection with such relationships, Blackstone Credit & Insurance and, if required by applicable law, the Board will make determinations of competitive market rates based on its consideration of a number of factors, which are generally expected to include Blackstone Credit & Insurance’s experience with non-affiliated service providers, benchmarking data and other methodologies determined by Blackstone Credit & Insurance to be appropriate under the circumstances (i.e., rates that fall within a range that Blackstone Credit & Insurance has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms and in certain circumstances, is expected to be in the top of the range). In respect of benchmarking, while Blackstone Credit & Insurance often obtains benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by Blackstone Credit & Insurance affiliates in the applicable market or certain similar markets, relevant comparisons would not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., different assets could receive different services). In addition, benchmarking data is based on general market and broad industry overviews, rather than determined on an asset by asset basis. As a result, benchmarking data does not take into account specific characteristics of individual assets then invested in by the Company (such as location or size), or the particular characteristics of services provided. Further, it could be difficult to identify comparable third-party service providers that provide services of a similar scope and scale as the Firm-affiliated service providers that are the subject of the benchmarking analysis or to obtain detailed information about pricing of a service comparable to that being provided to the Company from third-party service providers if such service providers anticipate that Blackstone will not in fact engage their services. For these reasons, such market comparisons would not necessarily result in precise market terms for comparable services. Expenses to obtain benchmarking data will be borne by the Company, Other Clients and their respective portfolio companies and will not reduce the management fee. Finally, in certain circumstances Blackstone Credit & Insurance may determine that third party benchmarking is unnecessary, including in circumstances where the price for a particular good or service is mandated by law (e.g., title insurance in rate regulated states) or because in Blackstone Credit & Insurance’s view no comparable service provider offering such good or service (or an insufficient number of comparable service providers for a reasonable comparison) exists or because Blackstone Credit & Insurance has access to adequate market data (including from third party clients of the Firm-affiliated service provider that is the subject of the benchmarking analysis) to make the determination without reference to third party benchmarking. For example, in certain circumstances a Firm-affiliated service provider or a portfolio company service provider could provide services to third parties, in which case if the rates charged to such third parties are consistent with the rates charged to the Company, Other Clients and their respective portfolio companies, then a separate benchmarking analysis of such rates is not expected to be prepared. Some of the services performed by Firm-affiliated service providers could also be performed by the Firm from time to time and vice versa. Fees paid by the Company or its portfolio companies to or value created in Firm affiliated service providers or vendors do not reduce the management fee. These conflicts related to Firm-affiliated service providers will not necessarily be resolved in favor of the Company, and shareholders might not be entitled to receive notice or disclosure of the occurrence of these conflicts.
Advisers and service providers, or their affiliates, often charge different rates, including below-market or no fee, or have different arrangements for different types of services. With respect to service providers, for example, the fee for a given type of work could vary depending on the complexity of the matter as well as the expertise required and demands placed on the service provider. Therefore, to the extent the types of services used by the Company and/or portfolio companies differ from those used by the Firm and its affiliates (including personnel), Blackstone Credit & Insurance and/or Blackstone or their respective affiliates (including personnel) potentially will pay different amounts or rates than those paid by the Company and/or portfolio companies. However, Blackstone Credit & Insurance and its affiliates have a longstanding practice of not entering into any arrangements with advisers or service providers that could provide for lower rates or discounts than those available to the Company, Other Clients and/or portfolio companies for the same services. Furthermore, it is possible that certain advisers and service providers will provide services exclusively to the Firm and its affiliates, including the Company, Other Clients and their portfolio companies, although such advisers and service providers would not be considered employees of Blackstone or Blackstone Credit & Insurance. Similarly, Blackstone, Blackstone Credit & Insurance, each of their respective affiliates, the Company, the Other Clients and/or their portfolio companies, can enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with the Firm) whereby such counterparty would charge lower rates (or no fee) and/or provide discounts or rebates for such counterparty’s products and/or services depending on certain factors, including volume of transactions entered into with such counterparty by the Firm, its affiliates, the Company, the Other Clients and their portfolio companies in the aggregate.
In addition, investment banks or other financial institutions, as well as certain Blackstone employees, are expected to also be investors in the Company. These institutions and employees are a potential source of information and ideas that could benefit the Company. Blackstone has procedures in place reasonably designed to prevent the inappropriate use of such information by the Company.

Transactions with Portfolio Companies. The Firm and portfolio companies of the Company and Other Clients operate in multiple industries and provide products and services to or otherwise contract with the Company and its portfolio companies, among others. In the alternative, the Firm could form a joint venture with such a company to implement such referral arrangement. For example, such arrangements could include the establishment of a joint venture or other business arrangement between the Firm, on the one hand, and a portfolio company of the Company, portfolio company of an Other Client or third party, on the other hand, pursuant to which the joint venture or business provides services (including, without limitation, corporate support services, loan management services, management services, operational services, ongoing account services (e.g., interacting and coordinating with banks generally and with regard to their know your client requirements), risk management services, data services, consulting services, brokerage services, sustainability and clean energy consulting services, insurance procurement, placement, brokerage and consulting services, and other services) to portfolio companies of the Company (and portfolio companies of Other Clients) that are referred to the joint venture or business by the Firm. The Firm, the Company and Other Clients and their respective portfolio companies and personnel and related parties of the foregoing can be expected to make referrals or introductions to the Company or portfolio companies of the Company or Other Clients in an effort, in part, to increase the customer base of such companies or businesses (and therefore the value of the investment held by the Company or Other Client, which would also benefit the Firm financially through its participation in such joint venture or business) or because such referrals or introductions will, in certain circumstances, result in financial benefits, such as cash payments, additional equity ownership, participation in revenue share and/or milestones benefiting the referring or introducing party that are tied or related to participation by the portfolio companies of the Company and/or of Other Clients, accruing to the party making the introduction (e.g., personnel of Blackstone, including the Adviser’s investment professionals). Such joint venture or business could use data obtained from such portfolio companies (see “Data” elsewhere herein). The Company and the shareholders typically will not share in any fees, economics, equity or other benefits accruing to the Firm, Other Clients and their portfolio companies as a result of the introduction of the Company and its portfolio companies. Moreover, payments made to the Firm in connection with such arrangements will not reduce the management fee payable to the Adviser. There could, however, be instances in which the applicable arrangements provide that the Company or its portfolio companies share in some or all of any resulting financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) based on structures and allocation methodologies determined in the sole discretion of the Firm. Conversely, where the Company or one of its portfolio companies is the referring or introducing party, rather than receiving all of the financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) for similar types of referrals and/or introductions, such financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) could be similarly shared with the participating Other Clients or their respective portfolio companies.
The Firm is also permitted to enter into commercial relationships with third party companies, including those in which the Company considered making an investment (but ultimately chose not to pursue). For example, the Firm could enter into an introducer engagement with such company, pursuant to which the Firm introduces the company to unaffiliated third parties (which can include current and former portfolio companies and portfolio companies of Other Clients and/or their respective employees) in exchange for a fee from, or equity interest in, such company. This creates a conflict of interest because even though the Firm could benefit financially from this commercial relationship, the Firm will be under no obligation to reimburse the Company for Broken Deal Expenses incurred in connection with its consideration of the prospective investment and such arrangements will not be subject to the management fee payable to the Adviser and otherwise described herein.
Additionally, the Firm or an affiliate thereof is expected to hold equity or other investments in companies or businesses (even if they are not “affiliates” of the Firm) that provide services to or otherwise contract with portfolio companies. Blackstone and Blackstone Credit & Insurance have in the past entered (and can be expected in the future to enter) into relationships with companies in the information technology, corporate services and related industries whereby Blackstone acquires an equity or similar interest in such company. In connection with such relationships, Blackstone and/or Blackstone Credit & Insurance reserves the right to also make referrals and/or introductions to portfolio companies (which could result in financial incentives (including additional equity ownership) and/or milestones benefiting Blackstone and/or Blackstone Credit & Insurance that are tied or related to participation by portfolio companies). Such joint venture or business could use data obtained from portfolio companies of the Company and/or portfolio companies of Other Clients. These arrangements are expected to be entered into without the consent or direct involvement of the Company. The Company and the shareholders will not share in any fees or economics accruing to Blackstone and/or Blackstone Credit & Insurance as a result of these relationships and/or participation by portfolio companies.

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
Related Party Leasing. Subject to applicable law, the Company and its portfolio companies may lease property to or from Blackstone, Other Clients and their portfolio companies and affiliates and other related parties. The leases are generally expected to, but might not always, be at market rates. Blackstone can be expected to confirm market rates by reference to other leases it is aware of in the market, which Blackstone expects to be generally indicative of the market given the scale of Blackstone’s real estate business. Blackstone will nonetheless have conflicts of interest in making these determinations, and with regard to other decisions related to such assets and investments. There can be no assurance that the Company and its portfolio companies will lease to or from any such related parties on terms as favorable to the Company and its portfolio companies as would apply if the counterparties were unrelated.
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
Joint Venture Partners. The Company reserves the right to enter into one or more joint venture arrangements with third party joint venture partners. Investments made with joint venture partners will often involve performance-based compensation and other fees payable to such joint venture partners, as determined by the Adviser in its sole discretion. The joint venture partners could provide services similar to those provided by the Adviser to the Company. Yet, no compensation or fees paid to the joint venture partners would reduce the management fees payable by the Company. Additional conflicts would arise if a joint venture partner is related to the Firm in any way, such as a limited partner investor in, lender to, a shareholder of, or a service provider to the Firm, the Company, Other Clients, or their respective portfolio companies, or any affiliate, personnel, officer or agent of any of the foregoing and there is no assurance that any such conflicts would be resolved in favor of the Company.

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
It is also possible that the Company or its portfolio companies will be a counterparty (such counterparties dealt with on an arm’s-length basis) or participant in agreements, transactions or other arrangements with a shareholder or an affiliate of a shareholder. Such transactions may include agreements to pay performance fees to operating partners, a management team and other related persons in connection with the Company’s investment therein, which will reduce the Company’s returns. Such shareholders described in the previous sentences may therefore have different information about the Firm and the Company than shareholders not similarly positioned. In addition, conflicts of interest may arise in dealing with any such shareholders, and the Adviser and its affiliates may not be motivated to act solely in accordance with its interests relating to the Company. Similar information disparity could occur as a result of shareholders monitoring their investments in vehicles such as the Company differently. For example, certain shareholders may periodically request from the Adviser information regarding the Company, its investments and/or portfolio companies that is not otherwise set forth in (or has yet to be set forth) in the reporting and other information required to be delivered to all shareholders. In such circumstances, the Adviser is permitted to provide such information to such shareholders, subject to applicable law and regulations. Unless required by applicable law, the Adviser will not be obligated to affirmatively provide such information to all shareholders (although the Adviser will generally provide the same information upon request and treat shareholders equally in that regard). As a result, certain shareholders may have more information about the Company than other shareholders, and, unless required by applicable law, the Adviser will have no duty to ensure all shareholders seek, obtain or process the same information regarding the Company, its investments and/or portfolio companies. Therefore, certain shareholders may be able to take actions on the basis of such information which, in the absence of such information, other shareholders do not take. Furthermore, at certain times the Firm may be restricted from disclosing to the shareholders material non-public information regarding any assets in which the Company invests, particularly those investments in which an Other Client or portfolio company that is publicly registered co-invests with the Company. In addition, investment banks or other financial institutions, as well as Firm personnel, may also be shareholders. These institutions and personnel are a potential source of information and ideas that could benefit the Company, and may receive information about the Company and its portfolio companies in their capacity as a service provider or vendor to the Company and its portfolio companies.

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
Insurance. The Adviser will cause the Company to purchase, and/or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) for insurance to insure the Company and the Board against liability in connection with the activities of the Company. This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella,” group or other insurance policies maintained by the Firm that cover the Company and one or more of the Other Clients, the Adviser, Blackstone Credit & Insurance and/or Blackstone (including their respective directors, officers, employees, agents, representatives, independent client representative (if any), portfolio entities and other indemnified parties). The Adviser will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella,” group or other insurance policies among the Company, one or more Other Clients, the Adviser, Blackstone Credit & Insurance and/or Blackstone on a fair and reasonable basis, subject to approval by the Board.
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
Additional Potential Conflicts of Interest. The officers, directors, members, managers, employees and personnel of the Adviser may trade in securities for their own accounts, subject to restrictions and reporting requirements as required by law or the Firm’s policies, or otherwise determined by the Adviser. In addition, certain Other Clients may be subject to the 1940 Act or other regulations that, due to the role of the Firm, could restrict the ability of the Company to buy investments from, to sell investments to or to invest in the same securities as, such Other Clients. Such regulations may have the effect of limiting the investment opportunities available to the Company. In addition, as a consequence of Blackstone’s status as a public company, the officers, directors, members, managers and personnel of the Adviser may take into account certain considerations and other factors in connection with the management of the business and affairs of the Company and its affiliates that would not necessarily be taken into account if Blackstone were not a public company. The directors of Blackstone have fiduciary duties to shareholders of the public company that have the potential to conflict with their duties to the Company. Finally, although the Firm believes its positive reputation in the marketplace provides benefit to the Company and Other Clients, the Adviser could decline to undertake investment activity or transact with a counterparty on behalf of the Company for reputational reasons, and this decision could result in the Company foregoing a profit or suffering a loss.
Restrictive Covenants; Restrictions on Company Activities. Subject to applicable law and the terms of the Company’s co-investment exemptive relief, Blackstone, the Company, Other Clients, joint venture partners and/or their respective portfolio entities and affiliates can be expected to enter into covenants that restrict or otherwise limit the ability of Blackstone, the Company, Other Clients, joint venture partners and/or their respective portfolio entities and affiliates to make investments in, or otherwise engage in, certain businesses or activities. For example, Other Clients could have granted exclusivity to a joint venture partner that limits the Company and Other Clients from owning assets within a certain distance of any of the joint venture’s assets. Blackstone, the Company, an Other Client, a joint venture partner and/or their respective portfolio entities and affiliates could have entered into a non-compete agreement or other undertaking in connection with a purchase, sale or other transaction, including, without limitation, that Blackstone, the Company, Other Clients, joint venture partners and/or their respective portfolio entities and affiliates will not make investments or otherwise engage in any business or activity if such investment, business or activity could adversely affect or materially delay obtaining regulatory or other approvals in connection with any such purchase, sale or other transaction. These types of restrictions may negatively impact the ability of the Company to implement its investment program. See also “Multiple Blackstone Business Lines” herein.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
As an externally managed closed-end management investment company that has elected to be treated as a BDC under the 1940 Act, our day-to-day operations are managed by the Adviser, Administrator and our executive officers under the oversight of our Board. Our executive officers are senior Blackstone Credit & Insurance professionals and each of the Adviser and Administrator is a subsidiary of Blackstone. As such, we are reliant on Blackstone for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details Blackstone has provided to us regarding its cybersecurity program that are relevant to us.
Blackstone maintains a comprehensive cybersecurity program, including policies and procedures designed to protect its systems, operations, and the data entrusted to it, including by us and the Adviser, from anticipated threats or hazards. Blackstone utilizes a variety of protective measures as a part of its cybersecurity program. These measures include, where appropriate, physical and digital access controls, patch management, identity verification and mobile device management software, new hire and annual employee cybersecurity awareness and best practices training programs, security baselines and tools to report anomalous activity, and monitoring of data usage, hardware and software.
Blackstone tests its cybersecurity defenses regularly through automated and manual vulnerability scanning, to identify and remediate critical vulnerabilities. In addition, it conducts annual “white hat” penetration tests to validate its security posture. Blackstone examines its cybersecurity program every two to three years with third parties, evaluating its effectiveness in part by considering industry standards and established frameworks, such as the National Institute of Standards and Technology and Center for Internet Security, as guidelines. Further, Blackstone engages in cybersecurity incident tabletop exercises and scenario planning exercises involving hypothetical cybersecurity incidents to test its cybersecurity incident response processes. Blackstone’s Chief Security Officer (the “CSO”) and members of Blackstone’s senior management, Legal and Compliance, Technology and Innovations (“BXTI”) and Global Corporate Affairs participate in these exercises. Learnings from these tabletop exercises and any events Blackstone experiences are reviewed, discussed, and incorporated into its cybersecurity incident response processes, as appropriate.

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
Blackstone has a comprehensive Security Incident Response Plan (the “IRP”) designed to inform the proper escalation (including, as appropriate, to our senior management) of non-routine suspected or confirmed information security or cybersecurity events based on the expected risk an event presents. As appropriate, a Security Incident Response Team composed of individuals from several internal technical and managerial functions may be formed to investigate and remediate the event and determine the extent of external advisor support required, including from external counsel, forensic investigators, and/or law enforcement. The IRP sets out ongoing monitoring or remediating actions to be taken after resolution of an incident. The IRP is reviewed at least annually by members of BXTI and Blackstone’s Legal and Compliance.
Blackstone maintains a formal cybersecurity risk management process and cybersecurity risk register, designed to identify, track and treat cybersecurity risks at the firm, and integrates these processes into the firm’s overall risk management practices described above. Blackstone’s CSO periodically discusses and reviews cybersecurity risks and related mitigants with its enterprise risk committee and incorporates relevant cybersecurity risk updates and metrics in the semi-annual enterprise-wide risk management report.
Blackstone has a process designed to assess, the cybersecurity risks associated with the engagement of third-party vendors, including those of companies externally managed by Blackstone such as us. This assessment is conducted on the basis of, among other factors, the types of services provided, and the extent and type of Blackstone data accessed or processed by a third-party vendor. On the basis of its preliminary risk assessment of a third-party vendor, Blackstone may conduct further cybersecurity reviews or request remediation of, or contractual protections related to, any actual or potential identified cybersecurity risks. In addition, where appropriate, Blackstone seeks to include in its contractual arrangements with certain of its third-party vendors provisions addressing its requirements and industry best practices with respect to data and cybersecurity, as well as the right to assess, monitor, audit and test such vendors’ cybersecurity programs and practices. Blackstone also utilizes a number of digital controls, which are reviewed at least annually, to monitor and manage third-party access to its internal systems and data.
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
Cybersecurity Governance
Blackstone has a dedicated cybersecurity team, led by Blackstone’s CSO, who works closely with Blackstone senior management, including Blackstone’s Chief Technology Officer (“CTO”), to develop and advance the firm’s cybersecurity program and strategy, which applies to us and the Adviser.
Blackstone’s CSO and CTO have extensive experience in cybersecurity and technology, respectively. Blackstone’s CSO is a Senior Managing Director in BXTI and is responsible for all aspects of cyber and physical security across Blackstone. He has over 25 years of information security, technology and engineering experience, including having previously led the international security organization at a large credit bureau.
Blackstone’s CTO is a Senior Managing Director and the head of BXTI. The CTO has over 23 years of information security, technology and engineering experience, including having previously served as the Chief Technology and Chief Innovation Officer at a large financial institution. Blackstone’s CTO is responsible for all aspects of technology across Blackstone, advises Blackstone’s investment teams and acts as a resource to Blackstone portfolio companies, and companies externally managed by Blackstone such as us, on technology-related matters.

BXTI conducts periodic cybersecurity risk assessments, including assessments or audits of third-party vendors, and assists with the management and mitigation of identified cybersecurity risks. The CSO and CTO are responsible for the review of Blackstone’s cybersecurity framework annually as well as on an event-driven basis as necessary. The CSO and CTO also review the scope of Blackstone’s cybersecurity measures periodically, including in the event of a change in business practices that may implicate the security or integrity of Blackstone’s information and systems.
Our Board is responsible for understanding the primary risks to our business. The Board is responsible for reviewing periodically our and the Adviser’s information technology security controls and related compliance matters, with management. Blackstone’s CSO, or designee, reports to the Board, or a committee thereof, at least annually on cybersecurity matters, including risks facing us and the Adviser and, as applicable, certain incidents. In addition to such periodic reports, the Board or a committee thereof may receive updates from management as to our and the Adviser’s cybersecurity risks and Blackstone cybersecurity program developments.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the NYSE under the symbol “BXSL.” Our common stock has historically traded at prices above or below our NAV per share since our common stock began trading on the NYSE on October 28, 2021. It is not possible to predict whether our common stock will trade at a price per share at, above or below NAV per share. On February 25, 2025, the last reported closing sales price of our common stock on the NYSE was $33.97 per share, which represented a premium of 24.0% to NAV per share reported by us as of December 31, 2024.
Holders
As of February 19, 2025, there were 54 holders of record of our shares. This number does not include shareholders for whom shares are held in “nominee” or “street name.”
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
The following table summarizes our distributions declared and payable for the year ended December 31, 2024 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 28, 2024	March 31, 2024	April 26, 2024	$0.7700	$147,743
May 8, 2024	June 30, 2024	July 26, 2024	0.7700	152,706
August 7, 2024	September 30, 2024	October 25, 2024	0.7700	160,912
November 12, 2024	December 31, 2024	January 24, 2025	0.7700	170,751
Total distributions			$3.0800	$632,112
Pursuant to our dividend reinvestment plan, the following table summarizes the amounts received and shares issued to shareholders who have not opted out of our dividend reinvestment plan during the year ended December 31, 2024 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 26, 2024	$5,614	206,465
April 26, 2024	5,293	173,614
July 26, 2024	5,074	173,720
October 25, 2024	5,082	170,818
Total distributions	$21,063	724,617

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
The Company did not repurchase any of its shares during the year ended December 31, 2024.
Price Range of Common Stock
The following table sets forth the net asset value per share of our common stock, the range of high and low closing sales prices of our common stock reported on the NYSE, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on the NYSE.

		Price Range
Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value (2)	Low Sales Price Premium (Discount) to Net Asset Value (2)	Cash Dividend Per Share (3)
For the Year Ended December 31, 2024
First Quarter	$26.87	$31.42	$27.87	16.9%	3.7%	$0.77
Second Quarter	$27.19	$32.50	$30.45	19.5%	12.0%	$0.77
Third Quarter	$27.27	$31.59	$28.75	15.8%	5.4%	$0.77
Fourth Quarter	$27.39	$33.27	$29.25	21.5%	6.8%	$0.77
For the Year Ended December 31, 2023
First Quarter	$26.10	$26.25	$22.26	0.6%	(14.7)%	$0.70
Second Quarter	$26.30	$27.51	$23.95	4.6%	(8.9)%	$0.70
Third Quarter	$26.54	$28.77	$26.67	8.4%	0.5%	$0.77
Fourth Quarter	$26.66	$28.63	$26.06	7.4%	(2.3)%	$0.77
For the Year Ended December 31, 2022
First Quarter	$26.13	$31.75	$27.88	21.5%	6.7%	$0.78
Second Quarter	$25.89	$28.99	$23.30	12.0%	(10.0)%	$0.73
Third Quarter	$25.76	$25.24	$22.11	(2.0)%	(14.2)%	$0.80
Fourth Quarter	$25.93	$24.68	$22.35	(4.8)%	(13.8)%	$0.60
For the Year Ended December 31, 2021
Fourth Quarter	$26.27	$37.64	$27.63	43.3%	N/A	$0.53
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

Stock Performance Graph
This graph compares the stockholder return on our common stock from October 28, 2021 (the date our common stock commenced trading on the NYSE) to December 31, 2024, with that of the Standard & Poor’s 500 Stock Index, Standard & Poor’s 500 Financials Index, Standard & Poor’s BDC Index and Morningstar LSTA Leveraged Loan Index. This graph assumes that on October 28, 2021, $100 was invested in our common stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s 500 Financials Index, the Standard & Poor’s BDC Index, and the Morningstar LSTA Leveraged Loan Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG BLACKSTONE SECURED LENDING FUND, STANDARD & POOR’S 500 INDEX, STANDARD & POOR’S 500 FINANCIALS INDEX, STANDARD & POOR’S BDC INDEX AND MORNINGSTAR’S LSTA LEVERAGED LOAN INDEX

Total Return Performance

$180
$160
$140
$120
$100
$60
10/28/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
Blackstone Secured Lending Fund
Standard & Poor's BDC Index
Standard & Poor's 500 Stock Index
Standard & Poor's 500 Financials Index
Morningstar LSTA US Leveraged Loan Index

Item 6. (Reserved).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section of this Form 10-K generally discusses 2024 and 2023 items and year to year comparisons between 2024 and 2023. For the discussion of 2023 compared to 2022 see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, which specific discussion is incorporated herein by reference. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K “Consolidated Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks, uncertainties and other factors outside of the Company’s control, including, but not limited to those described in Part I, Item 1A of this Form 10-K “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.
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
From time to time, the Adviser, the Administrator or their affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, the Administrator or such affiliates thereof for any such amounts. From time to time, the Adviser or the Administrator may defer or waive fees and/or rights to be reimbursed. Pursuant to the Administration Agreement, the Company’s allocable portion of the Administrator’s rent and other occupancy costs are expenses of the Company. However, the Administrator has not historically, and does not currently, calculate the amount of rent and other occupancy costs allocable to the Company and has not indicated an intention to seek reimbursement from the Company for such costs. Thus, the Administrator has waived its right to any reimbursement for rent and other occupancy costs for prior periods, including the years ended December 31, 2024, 2023 and 2022. The Administrator cannot recoup any expenses that the Administrator has previously waived. However, in future periods, the Administrator may choose to establish an allocation methodology to calculate these costs and seek reimbursement from the Company, in which case the Company will accrue and reimburse the Administrator for such costs for that period. All of the foregoing expenses will ultimately be borne by our shareholders.
Costs and expenses of the Administrator and the Adviser that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.
Portfolio and Investment Activity
For the year ended December 31, 2024, we made $4,806.5 million aggregate principal amount of new investment commitments (including $1,268.3 million of which remained unfunded as of December 31, 2024), $4,695.9 million of which was first lien debt, $74.0 million of which was second lien debt, $26.5 million of which was unsecured debt and $10.1 million of which was equity.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the year ended December 31,
	2024	2023	2022
Investments:
Total investments, beginning of period	$9,934,159	$9,657,872	$9,745,126
New investments purchased	3,942,742	1,483,303	961,768
Payment-in-kind interest capitalized	82,958	51,558	40,324
Net accretion of discount on investments	39,856	52,865	47,428
Net realized gain (loss) on investments	(18,977)	(6,205)	37,402
Investments sold or repaid	(787,519)	(1,305,234)	(1,174,176)
Total investments, end of period	$13,193,219	$9,934,159	$9,657,872

	As of and for the year ended December 31,
	2024	2023	2022
Amount of investments funded at principal:
First lien debt	$3,868,764	$1,481,290	$984,200
Second lien debt	73,958	—	7,896
Unsecured debt	22,334	10,231	14,023
Equity	10,161	3,915	13,144
Total	$3,975,217	$1,495,436	$1,019,263
Proceeds from investments sold or repaid:
First lien debt	$(786,756)	$(1,231,702)	$(1,077,767)
Second lien debt	(271)	(7,351)	(20,907)
Unsecured debt	—	—	(13,535)
Warrants	—	—	(8,514)
Equity	(492)	(66,181)	(53,453)
Total	$(787,519)	$(1,305,234)	$(1,174,176)

Number of new investments in new portfolio companies	95	29	53
Average new investment commitment amount	$30,579	$29,322	$19,231
Weighted average yield of new investments	9.8%	12.0%	10.2%
Weighted average yield on investments fully sold or paid down	11.9%	11.1%	7.1%

Number of portfolio companies	276	196	176
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	10.3%	11.8%	10.6%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	10.4%	12.0%	10.7%
Average loan to value (LTV) (3)	46.0%	48.2%	47.5%
Percentage of performing debt investments bearing a floating rate (6)	99.8%	99.9%	99.9%
Percentage of performing debt investments bearing a fixed rate (6)	0.2%	0.1%	0.1%
Percentage of assets on non-accrual, at amortized cost (4)(5)	0.3%	0.0%	—%
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
(2)As of December 31, 2024, 2023 and 2022, the weighted average total portfolio yield at cost was 10.2%, 11.8% and 10.5%, respectively. As of December 31, 2024, 2023 and 2022, the weighted average total portfolio yield at fair value was 10.3%, 11.8% and 10.6%, respectively.
(3)Includes all private debt investments for which fair value is determined by our Board in conjunction with a third-party valuation firm and excludes quoted assets. Average loan-to-value represents the net ratio of loan-to-value for each portfolio company, weighted based on the fair value of total applicable private debt investments. Loan-to-value is calculated as the current total net debt through each respective loan tranche divided by the estimated enterprise value of the portfolio company as of the most recent quarter-end.
(4)Amount rounds to less than 0.1% for December 31, 2023.
(5)As a percentage of total amortized cost of investments. Assets on non-accrual represented 0.2%, less than 0.1% and 0.0% of total fair value of investments as of December 31, 2024, 2023 and 2022, respectively.
(6)As a percentage of total fair value of debt investments. As of December 31, 2024, 2023 and 2022, performing debt investments bearing a floating rate represented 98.8%, 98.9% and 98.3%, respectively, of total investment at fair value.
As of December 31, 2024 and 2023, our portfolio companies had a weighted average annual revenue of $786 million and $774 million, respectively, and weighted average annual EBITDA of $198 million and $192 million, respectively. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on the fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
For additional information on our investments, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4. Investments.”
Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Total investment income	$1,326,901	$1,143,517	$850,292
Net expenses before tax expense	604,782	472,817	365,130
Net investment income before tax expense	722,119	670,700	485,162
Excise and other tax expense	14,524	16,795	1,386
Net investment income after tax expense	707,595	653,905	483,776
Net change in unrealized appreciation (depreciation)	(13,485)	(54,573)	(122,149)
Net realized gain (loss)	(13)	12,619	42,929
Net increase (decrease) in net assets resulting from operations	$694,097	$611,951	$404,556
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Interest income	$1,240,343	$1,089,044	$796,499
Payment-in-kind interest income	82,652	47,076	40,324
Dividend income	243	387	9,307
Fee income	3,663	7,010	4,162
Total investment income	$1,326,901	$1,143,517	$850,292
Total investment income increased to $1.3 billion for the year ended December 31, 2024, an increase of $183.4 million, or 16%, compared to the year ended December 31, 2023. This was primarily attributable to an increase in the average investments. Average investments at fair value increased by 18% to $11,334.5 million during the year ended December 31, 2024 compared to $9,580.1 million during the year ended December 31, 2023.
Additionally, for the year ended December 31, 2024, we recorded $4.7 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $19.3 million in the prior year, primarily as a result of decreased prepayments.
For the years ended December 31, 2024 and 2023, Payment-in-kind interest income represented 6.2% and 4.1% of total investment income, respectively, and represented 11.7% and 7.2% of net investment income, respectively. We expect that Payment-in-kind interest income will vary based on the elections of certain borrowers.
We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.

While elevated interest rates continued to favorably impact our investment income during the year ended December 31, 2024, there were three Federal Reserve interest rate reductions in the latter part of 2024. Future decreases in benchmark interest rates may adversely impact our investment income. Conversely, future increases in benchmark interest rates and the resulting impacts to cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate fluctuations occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and/or our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.
Expenses
Expenses were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Interest expense	$326,133	$266,420	$203,579
Management fees	116,616	98,122	101,707
Income based incentive fees	150,096	134,230	97,154
Capital gains based incentive fees	—	(5,506)	(11,883)
Professional fees	4,654	6,077	4,011
Board of Trustees’ fees	1,086	907	853
Administrative service expenses	2,643	2,250	2,672
Other general and administrative	3,554	6,115	6,343
Total expenses before tax expense	604,782	508,615	404,436
Management fees waived	—	(20,194)	(25,427)
Incentive fees waived	—	(15,604)	(13,879)
Net expenses before tax expense	604,782	472,817	365,130
Net investment income before tax expense	722,119	670,700	485,162
Excise and other tax expense	14,524	16,795	1,386
Net investment income after tax expense	$707,595	$653,905	$483,776
Interest Expense
Total interest expense was $326.1 million for the year ended December 31, 2024, an increase of $59.7 million or 22%, compared to the same period in the prior year. This was primarily driven by an increase in our average principal of debt outstanding and an increase in our weighted average interest rate on our borrowings relative to the prior year. The average principal of debt outstanding increased to $6,014.3 million for the year ended December 31, 2024, from $5,275.4 million in the prior year. Our weighted average interest rate (including unused fees, accretion of net discounts on unsecured debt, and the impact of the application of hedge accounting and excluding amortization of deferred financing costs) increased to 5.32% for the year ended December 31, 2024, from 4.93% in the prior year.
Management Fees
Management fees increased to $116.6 million for the year ended December 31, 2024, an increase of $18.5 million, or 19%, compared to the year ended December 31, 2023, due to an increase in average quarter-end gross assets. For the year ended December 31, 2024, our average quarter-end gross assets increased to $11,690.8 million, from $9,839.3 million for the year ended December 31, 2023.

In order to maintain the same management fee arrangement the Company had in place prior to the IPO for a period of time following the IPO, the Adviser voluntarily waived management fees following the IPO such that the management fee remained at 0.75% for a period of two years following the IPO (the “Waiver Period”) (versus the contractual rate of 1.00%), which resulted in a waiver of $20.2 million for the year ended December 31, 2023 . The Waiver Period ended on October 28, 2023.
Income Based Incentive Fees
Income based incentive fees increased to $150.1 million for the year ended December 31, 2024 compared to $134.2 million for the year ended December 31, 2023, primarily due to an increase in pre-incentive fee net investment income. Pre-incentive fee net investment income increased to $857.7 million for the year ended December 31, 2024, compared to $767.0 million for the year ended December 31, 2023.
The Adviser voluntarily waived incentive fees following the IPO such that the fee remained at 15.0% for a period of two years following the IPO (versus the contractual rate of 17.5%), which resulted in a waiver of $15.6 million for the year ended December 31, 2023. The Waiver Period ended on October 28, 2023.
Capital Gains Based Incentive Fees
We accrued no capital gains based incentive fees for the year ended December 31, 2024. We reversed previously accrued capital gains based incentive fees of $5.5 million for the year ended December 31, 2023, which was primarily due to a net change in unrealized losses for the year ended December 31, 2023.
The accrual for any capital gains based incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of us. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the cost of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for us. Other general and administrative expenses include insurance, filing, research, the State Street Sub-Administrator, subscriptions and other costs.
Total other expenses decreased to $11.9 million for the year ended December 31, 2024 from $15.3 million for the prior year, primarily due to a decrease in Other general and administrative expenses.
Income Taxes, Including Excise Taxes
We elected to be treated as a RIC under Subchapter M of the Code, and we intend to operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. To qualify for and maintain tax treatment as a RIC, we must, among other things, distribute to our shareholders in each taxable year generally at least 90% of the sum of our investment company taxable income, as defined by the Code (without regard to the deduction for dividends paid), and net tax-exempt income for that taxable year.
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
For the years ended December 31, 2024, 2023 and 2022, we accrued $14.5 million, $16.8 million and $1.4 million, respectively, of U.S. federal excise tax.

BGSL Investments (“BGSL Investments”), a wholly-owned and consolidated subsidiary that was formed in 2019, is a Delaware LLC which has elected to be treated as a corporation for U.S. tax purposes. As such, BGSL Investments is subject to certain U.S. Federal, state and local taxes. For the years ended December 31, 2024, 2023, and 2022, BGSL Investment LLC recorded an income tax provision of $1.7 million, $0.0 million, and $0.0 million, respectively. For the years ended December 31, 2024 and 2023, BGSL Investment LLC recorded a deferred tax liability of $1.7 million and $0.0 million, respectively, which is included within Accrued expenses and other liabilities in the Consolidated Statements of Assets and Liabilities.
Net Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Net change in unrealized gain (loss) on investments	$(14,182)	$(50,841)	$(126,493)
Net change in unrealized gain (loss) on derivative instruments	2,401	—	—
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(48)	(3,732)	4,344
Income tax (provision) benefit	(1,656)	—	—
Net change in unrealized gain (loss)	$(13,485)	$(54,573)	$(122,149)
For the year ended December 31, 2024, the net change in unrealized losses of $13.5 million was primarily driven by the decrease in the fair value of certain investments. The fair value of these investments decreased due to changes in portfolio company fundamentals and the economic outlook.
The net unrealized losses for the year ended December 31, 2024, were partially offset by the net change in unrealized gains on foreign currency derivative instruments of $2.4 million. These were primarily as a result of fluctuations in the EUR and CAD exchange rates vs. USD.
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Net realized gain (loss) on investments	$(18,976)	$(6,205)	$37,402
Net realized gain (loss) on derivative instruments	8,784	—	—
Net realized gain (loss) on foreign currency transactions	10,179	18,824	5,527
Net realized gain (loss)	$(13)	$12,619	$42,929
For the year ended December 31, 2024, we recognized realized losses on investments of $21.1 million partially offset by realized gains on investments of $2.1 million primarily from losses realized on the restructures of certain debt investments and from full or partial sales of investments.
For the year ended December 31, 2024, we generated realized gains of $8.8 million on derivative assets and derivative liabilities as a result of the settlement of our foreign currency derivative transactions.
The net realized losses for the year ended December 31, 2024, were partially offset by net realized gains of $10.2 million on foreign currency transactions, primarily as a result of fluctuations in the GBP and CAD exchange rates vs. USD.

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
As of December 31, 2024 and December 31, 2023, our debt consisted of asset based leverage facilities, a revolving credit facility, unsecured note issuances and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2024 and December 31, 2023, we had an aggregate amount of $7.1 billion and $4.9 billion of senior securities outstanding, respectively, and our asset coverage ratio was 185.7% and 200.3%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. From time to time we may also repurchase our outstanding debt. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.
Cash and cash equivalents as of December 31, 2024, taken together with our $2.2 billion of unused capacity under our credit facilities (subject to borrowing base availability, $2.2 billion is available to borrow) is expected to be sufficient for our investing activities and to conduct our operations in the near term. Additionally, we held $115.8 million of Level 2 debt investments as of December 31, 2024, which could provide additional liquidity if necessary.
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
As of December 31, 2024, we had $229.6 million in cash and cash equivalents. During the year ended December 31, 2024, cash used in operating activities was $2.5 billion, primarily due to purchases of investments of $3.9 billion partially offset by sales of investments and principal repayments of $787.5 million and receipt of interest payments from our investments. Cash provided by financing activities was $2.6 billion during the year, which was primarily as a result of net borrowing on our credit facilities and Unsecured Notes (as defined in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7. Borrowings”) of $2.2 billion and $1.0 billion of proceeds from the issuance of our Common Shares partially offset by dividends paid in cash of $583.4 million.

Equity
We also access liquidity through our “at-the-market” offering program (the “ATM Program”), pursuant to which we may sell, from time to time, additional Common Shares. During the year ended December 31, 2024, we sold Common Shares for net proceeds of $1.0 billion through our ATM Program. As of December 31, 2024, $112.0 million of Common Shares were available for issuance under the ATM Program.
For additional information on our ATM Program, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9. Net Assets.”
Distributions
The following table summarizes our distributions declared and payable for the year ended December 31, 2024 (dollar amounts in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 28, 2024	March 31, 2024	April 26, 2024	$0.7700	$147,743
May 8, 2024	June 30, 2024	July 26, 2024	0.7700	152,706
August 7, 2024	September 30, 2024	October 25, 2024	0.7700	160,912
November 12, 2024	December 31, 2024	January 24, 2025	0.7700	170,751
Total distributions			$3.0800	$632,112

For the years ended December 31, 2024, 2023, and 2022, interest-related dividends represented 90.6%, 87.6% and 86.4%, of total dividends paid by the Company, respectively.

For the years ended December 31, 2024, 2023 and 2022, short-term capital gain dividends represented 0.0%, 0.0% and 1.8%, of total dividends paid by the Company, respectively.

For the years ended December 31, 2024, 2023, and 2022, capital gain dividends represented 3.8%, 9.3%, and 2.6%, of total dividends paid by the Company, respectively.
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
For additional information on our distributions and dividend reinvestment plan, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9. Net Assets.”
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
We did not repurchase any of our shares under the 10b-18 Plan for the year ended December 31, 2024.
For additional information on our share repurchases see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 9. Net Assets.”

Borrowings
As of December 31, 2024 and December 31, 2023, we had an aggregate principal amount of $7.1 billion and $4.9 billion, respectively, of debt outstanding.
For additional information on our debt obligations see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 7. Borrowings.”
Interest Rate Swaps
We use interest rate swaps to mitigate interest rate risk associated with our fixed rate liabilities, and have designated certain interest rate swaps to be in a hedge accounting relationship.
See “Item 8. Financial Statements—Notes to Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2. Significant Accounting Policies—Derivative Instruments” and “Item 8. Financial Statements—Notes to Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements— Note 6. Derivatives” for additional disclosure regarding our derivative instruments designated in a hedge accounting relationship.
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2024, and December 31, 2023, we had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate principal amount of $1.7 billion and $985.9 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of December 31, 2024, and December 31, 2023, we estimate that $162.3 million and $221.3 million, respectively, of investments were committed but not yet funded.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2024, management is not aware of any material pending legal proceedings.

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

In the ordinary course of the Company’s business, the Company and its subsidiaries may buy loans from and sell loans to other investors, including QIA FIG Glass Holding Limited or its subsidiaries (“QIA”), on an arm’s-length basis. As a result of its ownership of more than 5% of the Company’s Common Shares, QIA is considered to be a “related person.” For the year ended December 31, 2024, the Company purchased a loan from QIA with a par value of $3.4 million for a total cash purchase price based on then-current fair value (at the time of purchase) of $3.4 million.
See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”
Recent Developments
Macroeconomic Environment
The year ended December 31, 2024 was marked by continued uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, ongoing political and regulatory uncertainty, including potential shifts in U.S. trade policy and the imposition of new tariffs, as well as geopolitical instability stemming from the wars in Ukraine and the Middle East.
Although inflation generally decelerated throughout 2024 due to central bank monetary tightening, including maintaining elevated interest rates, it remains above target levels set by central banks, including the Federal Reserve. Despite three interest rate cuts by the Federal Reserve in the latter part of the year, rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023. The Federal Reserve has also indicated its intent to maintain higher interest rates in the near term. While our business model benefits from elevated interest rates, which, all else being equal, correlate to increases in our net income, higher borrowing costs may strain our existing portfolio companies, potentially leading to nonperformance. Rising interest rates can dampen consumer spending and slow corporate profit growth, negatively impacting our portfolio companies, particularly those vulnerable to economic downturns or recessions. While further interest rate hikes are not expected at this time, any renewed increases could lead to a rise in non-performing assets and decline in portfolio value if investment write-downs become necessary. Additionally, adverse economic conditions may erode the value of collateral securing some of our loans and reduce the value of our equity investments. It remains difficult to predict the full impact of recent and any future changes with respect to interest rates or inflation.
Further contributing to economic uncertainty, the current U.S. presidential administration has signaled its intention to implement significant changes to U.S. trade policy, the size of the federal government and the enforcement of various regulations. These policy shifts could introduce additional market instability and reduce investor confidence. For example, changes in trade policy and the imposition of new tariffs could disrupt supply chains and potentially reverse the recent downward trend in inflation. Meanwhile, substantial reductions in government spending could negatively affect certain of our portfolio companies that rely on government contracts, destabilize the U.S. government contracting market and harm our ability to generate expected returns. Additionally, changes in the regulation or enforcement of bank lending and capital requirements could have material and adverse effects on the private credit market. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and/or adversely affect the Company, its portfolio companies or their respective financial performance.
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
Valuation of each of our investments will generally be made, as described above, as of the end of each fiscal quarter. In cases where the Company determines its net asset value (“NAV”) at times other than a quarter-end, the Company updates the value of securities with market quotations to the most recent market quotation. For securities without market quotations, non-quarterly valuations will generally be the most recent quarterly valuation unless the Adviser determines that a significant observable change has occurred since the most recent quarter-end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Adviser determines such a change has occurred with respect to one or more investments, the Adviser will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with the Company's valuation policy, pursuant to authority delegated by the Board.

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
In a declining interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.

As of December 31, 2024, 99.8% of our performing debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2024, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$394,437	$(94,753)	$299,684
Up 200 basis points	$262,959	$(63,169)	$199,790
Up 100 basis points	$131,479	$(31,584)	$99,895
Down 100 basis points	$(131,479)	$31,584	$(99,895)
Down 200 basis points	$(262,496)	$63,169	$(199,327)
Down 300 basis points	$(391,904)	$94,753	$(297,151)
(1)Excludes the impact of incentive fees. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions” for further information.
We may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of changes in interest rates with respect to our portfolio investments.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Trustees of Blackstone Secured Lending Fund
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Blackstone Secured Lending Fund and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the related notes (referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
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
As described in Note 5 to the financial statements, the Company held $12,976,765 thousand of investments classified as level 3 fair value measurements as of December 31, 2024. These investments include illiquid secured debt and unlisted equity securities. The valuation approaches used are based on the facts and circumstances of the underlying investments and involve estimates relating to unobservable valuation inputs.
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
February 26, 2025
We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Blackstone Secured Lending Fund

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Blackstone Secured Lending Fund and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 26, 2025

Blackstone Secured Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $13,166,677 and $9,934,158, respectively)	$13,063,171	$9,862,650
Non-controlled/affiliated investments (cost of $26,542 and $1, respectively)	29,347	5,790
Total investments at fair value (cost of $13,193,219 and $9,934,159, respectively)	13,092,518	9,868,440
Cash and cash equivalents (restricted cash of $2,499 and $—, respectively)	229,606	154,857
Interest receivable from non-controlled/non-affiliated investments	112,046	93,576
Interest receivable from non-controlled/affiliated investments	6	—
Receivable from broker	4,807	—
Deferred financing costs	21,865	16,450
Receivable for investments	2,976	1,295
Receivable for shares sold	4,405	—
Derivative assets at fair value (Note 6)	3,995	—
Total assets	$13,472,224	$10,134,618
LIABILITIES
Debt (net of unamortized debt issuance costs of $34,877 and $25,953, respectively)	$7,056,091	$4,911,930
Payable for investments	19,277	8,566
Due to affiliates	7,112	8,925
Management fees payable (Note 3)	32,305	23,034
Income based incentive fees payable (Note 3)	38,708	34,373
Capital gains based incentive fees payable (Note 3)	—	—
Interest payable	53,958	39,880
Distribution payable (Note 9)	170,751	143,052
Accrued expenses and other liabilities	17,501	12,817
Total liabilities	7,395,703	5,182,577
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.001 par value (unlimited shares authorized; 221,892,184 and 185,782,408 shares issued and outstanding, respectively)	222	186
Additional paid in capital	5,749,762	4,701,827
Distributable earnings (loss)	326,537	250,028
Total net assets	6,076,521	4,952,041
Total liabilities and net assets	$13,472,224	$10,134,618
NET ASSET VALUE PER SHARE	$27.39	$26.66
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2024	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$1,239,915	$1,089,044	$796,499
Payment-in-kind interest income	81,388	47,076	40,324
Dividend income	243	387	9,307
Fee income	3,663	7,010	4,162
From non-controlled/affiliated investments:
Interest income	428	—	—
Payment-in-kind interest income	1,264	—	—
Total investment income	1,326,901	1,143,517	850,292
Expenses:
Interest expense	326,133	266,420	203,579
Management fees (Note 3)	116,616	98,122	101,707
Income based incentive fees (Note 3)	150,096	134,230	97,154
Capital gains based incentive fees (Note 3)	—	(5,506)	(11,883)
Professional fees	4,654	6,077	4,011
Board of Trustees’ fees	1,086	907	853
Administrative service expenses (Note 3)	2,643	2,250	2,672
Other general and administrative	3,554	6,115	6,343
Total expenses before tax expense	604,782	508,615	404,436
Management fees waived (Note 3)	—	(20,194)	(25,427)
Incentive fees waived (Note 3)	—	(15,604)	(13,879)
Net expenses before tax expense	604,782	472,817	365,130
Net investment income before tax expense	722,119	670,700	485,162
Excise and other tax expense	14,524	16,795	1,386
Net investment income after tax expense	707,595	653,905	483,776
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(11,241)	(36,685)	(143,515)
Non-controlled/affiliated investments	(2,941)	(14,156)	17,022
Derivative instruments (Note 6)	2,401	—	—
Translation of assets and liabilities in foreign currencies	(48)	(3,732)	4,344
Income tax (provision) benefit	(1,656)	—	—
Net change in unrealized appreciation (depreciation)	(13,485)	(54,573)	(122,149)
Net realized gain (loss):
Non-controlled/non-affiliated investments	(18,976)	(14,488)	37,402
Non-controlled/affiliated investments	—	8,283	—
Derivative instruments (Note 6)	8,784	—	—
Foreign currency transactions	10,179	18,824	5,527
Net realized gain (loss)	(13)	12,619	42,929
Net realized and change in unrealized gain (loss)	(13,498)	(41,954)	(79,220)
Net increase (decrease) in net assets resulting from operations	$694,097	$611,951	$404,556
Net investment income per share (basic and diluted)	$3.51	$3.90	$2.91
Earnings (loss) per common share (basic and diluted)	$3.45	$3.65	$2.44
Weighted average shares outstanding (basic and diluted)	201,372,008	167,615,433	166,072,919
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2021	$169	$4,245,125	$202,185	$4,447,479
Reinvestment of dividends	2	52,380	—	52,382
Common shares repurchased	(11)	(263,006)	—	(263,017)
Net investment income	—	—	483,776	483,776
Net realized gain (loss)	—	—	42,929	42,929
Net change in unrealized appreciation (depreciation)	—	—	(122,149)	(122,149)
Dividends declared and payable from net investment income	—	—	(482,434)	(482,434)
Tax reclassification of shareholders’ equity in accordance with GAAP	—	(1,386)	1,386	—
Balance, December 31, 2022	160	4,033,113	125,693	4,158,966
Issuance of common shares, net of offering and underwriting costs	25	665,235	—	665,260
Reinvestment of dividends	1	20,650	—	20,651
Net investment income	—	—	653,905	653,905
Net realized gain (loss)	—	—	12,619	12,619
Net change in unrealized appreciation (depreciation)	—	—	(54,573)	(54,573)
Dividends declared and payable from net investment income	—	—	(504,787)	(504,787)
Tax reclassification of shareholders’ equity in accordance with GAAP	—	(17,171)	17,171	—
Balance, December 31, 2023	186	4,701,827	250,028	4,952,041
Issuance of common shares, net of offering and underwriting costs	35	1,041,397	—	1,041,432
Reinvestment of dividends (1)	1	21,062	—	21,063
Net investment income	—	—	707,595	707,595
Net realized gain (loss)	—	—	(13)	(13)
Net change in unrealized appreciation (depreciation)	—	—	(13,485)	(13,485)
Dividends declared and payable from net investment income	—	—	(632,112)	(632,112)
Tax reclassification of shareholders’ equity in accordance with GAAP	—	(14,524)	14,524	—
Balance, December 31, 2024	$222	$5,749,762	$326,537	$6,076,521
(1)The par amount of the shares is less than 1,000 and rounds to zero.
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$694,097	$611,951	$404,556
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	14,182	50,841	126,493
Net change in unrealized (appreciation) depreciation on derivative instruments	(2,401)	—	—
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(567)	3,732	(4,344)
Net realized (gain) loss on investments	18,976	6,205	(37,402)
Net change due to hedging activity	(851)	—	—
Net accretion of discount and amortization of premium	(39,856)	(52,865)	(47,429)
Payment-in-kind interest capitalized	(82,958)	(51,558)	(40,324)
Amortization of deferred financing costs	6,101	5,471	4,008
Amortization of original issue discount and debt issuance costs	9,899	9,336	10,405
Purchases of investments	(3,942,742)	(1,483,303)	(961,768)
Proceeds from sale of investments and principal repayments	787,519	1,305,234	1,174,176
Changes in operating assets and liabilities:
Interest receivable from non-controlled/non-affiliated investments	(18,470)	4,298	(35,215)
Interest receivable from non-controlled/affiliated investments	(6)	—	—
Receivable for investments	(1,681)	47,974	93,609
Derivative instruments, net	(3,995)	—	—
Other assets	—	—	194
Receivable from broker	(4,807)	—	—
Payable for investments	10,711	(11,707)	(15,944)
Due to affiliates	(1,813)	(1,884)	4,168
Management fees payable	9,271	4,439	783
Income based incentive fees payable	4,335	9,600	4,964
Capital gains based incentive fees payable	—	(5,506)	(11,883)
Interest payable	14,078	(5,409)	6,145
Accrued expenses and other liabilities	4,684	11,966	(2,244)
Net cash provided by (used in) operating activities	(2,526,294)	458,815	672,948
Cash flows from financing activities:
Borrowings on debt	3,616,061	1,440,343	920,827
Repayments on debt	(1,450,983)	(2,091,209)	(877,152)
Deferred financing costs paid	(11,493)	(8,589)	(3,789)
Debt issuance costs paid	(5,156)	—	—
Deferred offering costs paid on issuance of common shares	—	—	(1,607)
Dividends paid in cash	(583,351)	(437,966)	(423,441)
Proceeds from issuance of Common Shares, net of offering and underwriting costs	1,037,027	665,260	—
Redemptions paid in cash	—	—	(263,017)
Net cash provided by (used in) financing activities	2,602,105	(432,161)	(648,179)
Net increase (decrease) in cash and cash equivalents	75,811	26,654	24,769
Effect of foreign exchange rate changes on cash and cash equivalents	(1,062)	(3,069)	3,624
Cash and cash equivalents, beginning of period	154,857	131,272	102,879
Cash and cash equivalents, end of period	$229,606	$154,857	$131,272

Blackstone Secured Lending Fund
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Supplemental information and non-cash activities:
Interest paid during the period	$297,469	$256,478	$182,152
Distribution payable	170,751	143,052	96,218
Reinvestment of distributions during the period	21,063	20,651	52,382
Accrued but unpaid debt issuance costs	1,075	—	—
Receivable for shares sold	4,405	—	—
Excise taxes paid	11,430	5,245	4,106
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien
First Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Aevex Holdings, LLC	(4)(5)(11)	SOFR +	6.00%	10.46%	4/30/2024	3/18/2026		$47,309	$47,005	$47,309	0.78%
Corfin Holdings, Inc.	(4)(10)	SOFR +	5.25%	10.61%	2/5/2020	12/31/2027		264,053	262,240	264,053	4.35
Fastener Distribution Holdings LLC	(4)(7)(10)	SOFR +	4.75%	9.31%	10/31/2024	11/4/2031		31,015	30,655	30,647	0.50
Frontgrade Technologies Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.49%	1/9/2023	1/9/2030		2,347	2,290	2,347	0.04
MAG DS Corp.	(11)	SOFR +	5.50%	9.93%	4/1/2020	4/1/2027		79,562	76,951	74,788	1.23
Magneto Components BuyCo, LLC	(4)(7)(10)	SOFR +	6.00%	10.33% (incl. 2.71% PIK)	12/5/2023	12/5/2030		33,494	32,611	32,631	0.54
Maverick Acquisition, Inc.	(4)(11)(17)	SOFR +	6.25%	10.58%	6/1/2021	6/1/2027		18,456	18,305	12,273	0.20
TCFI AEVEX, LLC	(4)(11)	SOFR +	6.00%	10.46%	3/17/2020	3/18/2026		109,088	108,634	109,088	1.80
									578,691	573,136	9.44
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	5.75%	10.23%	6/11/2021	6/11/2027		94,440	93,639	94,440	1.55
ENV Bidco AB	(4)(5)(6)(10)	SOFR +	5.25%	9.59%	12/12/2024	7/19/2029		1,115	1,099	1,115	0.02
ENV Bidco AB	(4)(5)(6)(7)(8)	E +	5.25%	7.97%	12/12/2024	7/19/2029	EUR	1,337	1,349	1,381	0.02
Livingston International, Inc.	(4)(6)(10)	SOFR +	5.50%	9.96%	8/13/2021	4/30/2027		124,122	123,036	122,571	2.02
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.92%	12/9/2019	12/9/2026		139,345	138,574	135,164	2.22
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.92%	2/4/2022	2/5/2029		3,978	3,931	3,858	0.06
RoadOne Inc	(4)(5)(7)(11)	SOFR +	6.25%	10.84%	12/30/2022	12/30/2028		1,136	1,110	1,109	0.02
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	10.23%	12/13/2021	12/31/2028		30,016	29,675	26,714	0.44
SEKO Global Logistics Network, LLC	(4)(5)(7)(11)	P +	7.00%	15.50%	7/1/2024	12/30/2026		124	124	124	0.00
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	8.00%	12.67%	10/15/2024	12/30/2026		78	77	78	0.00
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	5.00%	9.50% (incl. 5.00% PIK)	11/27/2024	5/27/2030		1,958	1,957	1,958	0.03
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	8.00%	12.52%	11/27/2024	11/27/2029		413	405	413	0.01
									394,976	388,925	6.39
Auto Components
Dellner Couplers Group AB	(5)(6)(8)	E +	5.50%	8.22%	6/20/2024	6/18/2029	EUR	1,000	1,061	1,026	0.02

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Building Products
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	10.46%	2/26/2021	2/26/2027	$53,013	$52,721	$51,688	0.85%
Jacuzzi Brands, LLC	(4)(5)(10)	SOFR +	6.00%	10.33%	2/25/2019	2/25/2027	11,318	11,256	10,469	0.17
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	10.33%	2/25/2019	2/25/2027	77,867	77,505	72,027	1.19
L&S Mechanical Acquisition, LLC	(4)(5)(10)	SOFR +	6.25%	10.60%	9/1/2021	9/1/2027	13,864	13,725	13,864	0.23
L&S Mechanical Acquisition, LLC	(4)(5)(10)	SOFR +	6.25%	10.59%	8/19/2024	9/1/2027	1,226	1,205	1,226	0.02
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	10.90%	4/5/2019	5/1/2027	120,144	120,043	118,943	1.96
Windows Acquisition Holdings, Inc.	(4)(5)(11)	SOFR +	6.50%	10.98% (incl. 8.94% PIK)	12/29/2020	12/29/2026	52,190	51,860	42,274	0.70
								328,315	310,491	5.12
Chemicals
DCG Acquisition Corp.	(4)(7)(10)	SOFR +	4.50%	8.86%	6/13/2024	6/13/2031	35,505	35,096	35,327	0.58
Formulations Parent Corp.	(4)(7)(10)	SOFR +	5.75%	10.27%	11/15/2023	11/15/2030	8,507	8,341	8,408	0.14
								43,437	43,735	0.72
Commercial Services & Supplies
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	5.25%	9.25%	5/7/2021	5/7/2028	247,360	247,360	247,360	4.07
CFS Brands, LLC	(4)(7)(11)	SOFR +	5.00%	9.36%	12/20/2024	10/2/2030	123,467	121,089	123,041	2.02
FusionSite Midco, LLC	(4)(11)	SOFR +	5.75%	10.34%	11/17/2023	11/17/2029	25,721	25,251	25,721	0.42
FusionSite Midco, LLC	(4)(11)	SOFR +	5.50%	10.29%	11/17/2023	11/17/2029	11,124	10,924	11,124	0.18
FusionSite Midco, LLC	(4)(5)(7)(11)	SOFR +	5.75%	10.48%	9/25/2024	11/17/2029	19,993	19,627	19,889	0.33
Gatekeeper Systems, Inc.	(4)(10)	SOFR +	5.00%	9.51%	8/27/2024	8/28/2030	44,448	43,819	44,114	0.73
Gatekeeper Systems, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.52%	8/27/2024	8/28/2030	1,588	1,428	1,458	0.02
Gorilla Investor LLC	(4)(10)	SOFR +	5.00%	9.32%	9/26/2024	9/30/2031	24,945	24,464	24,695	0.41
Iris Buyer, LLC	(4)(11)	SOFR +	6.25%	10.68%	10/2/2023	10/2/2030	25,453	24,878	25,453	0.42
Iris Buyer, LLC	(4)(5)(7)(11)	SOFR +	6.25%	10.58%	10/2/2023	10/2/2030	2,400	2,251	2,282	0.04
Java Buyer, Inc.	(4)(10)	SOFR +	5.75%	10.20%	12/15/2021	12/15/2027	4,171	4,132	4,171	0.07
Java Buyer, Inc.	(4)(5)(10)	SOFR +	5.75%	10.44%	12/15/2021	12/15/2027	2,896	2,873	2,896	0.05
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	10.35%	11/9/2023	12/15/2027	2,731	2,679	2,731	0.04
JSS Holdings, Inc.	(4)(10)	SOFR +	5.25%	10.00% (incl. 3.00% PIK)	12/17/2020	11/8/2031	281,886	279,390	281,886	4.64
JSS Holdings, Inc.	(4)(5)(10)	SOFR +	5.25%	10.10% (incl. 3.00% PIK)	12/29/2021	11/8/2031	4,868	4,827	4,868	0.08
JSS Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.77% (incl. 3.00% PIK)	11/8/2024	11/8/2031	31,004	30,666	30,967	0.51

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	5.00%	9.46%	12/10/2021	12/10/2027	$7,603	$7,414	$7,559	0.12%
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	10.19%	10/19/2021	10/19/2028	20,009	19,792	17,408	0.29
KPSKY Acquisition, Inc.	(4)(5)(10)(18)	SOFR +	5.50%	10.28%	10/19/2021	10/19/2028	2,304	2,280	2,005	0.03
Onex Baltimore Buyer, Inc.	(4)(11)(18)	SOFR +	5.27%	9.63%	12/1/2021	12/1/2027	10,804	10,698	10,804	0.18
Onex Baltimore Buyer, Inc.	(4)(7)(11)(18)	SOFR +	4.75%	9.11%	12/1/2021	12/1/2027	14,746	14,539	14,746	0.24
Pye-Barker Fire & Safety, LLC	(4)(5)(10)	SOFR +	4.50%	8.83%	5/24/2024	5/24/2031	4,461	4,461	4,461	0.07
Pye-Barker Fire & Safety, LLC	(4)(5)(10)	SOFR +	4.50%	8.83%	5/24/2024	5/24/2031	13,816	13,753	13,747	0.23
TEI Intermediate LLC	(4)(10)	SOFR +	4.75%	9.15%	12/13/2024	12/15/2031	25,799	25,543	25,541	0.42
TEI Intermediate LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.15%	12/13/2024	12/15/2031	413	337	336	0.01
The Hiller Companies, LLC	(4)(10)	SOFR +	5.00%	9.36%	6/20/2024	6/20/2030	8,213	8,139	8,152	0.13
The Hiller Companies, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.58%	6/20/2024	6/20/2030	570	544	542	0.01
Veregy Consolidated, Inc.	(11)	SOFR +	6.00%	10.85%	11/3/2020	11/2/2027	20,453	20,223	20,479	0.34
Water Holdings Acquisition LLC	(4)(7)(10)	SOFR +	5.00%	9.36% (incl. 3.00% PIK)	7/31/2024	7/31/2031	31,242	30,929	31,057	0.51
								1,004,310	1,009,493	16.61
Construction & Engineering
Consor Intermediate II, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.83%	5/10/2024	5/10/2031	4,391	4,324	4,371	0.07
COP Home Services TopCo IV, Inc.	(4)(7)(11)	SOFR +	6.00%	10.43%	6/9/2023	12/31/2027	37,330	36,556	37,292	0.61
Gannett Fleming Inc	(4)(7)(10)	SOFR +	4.75%	9.23%	8/5/2024	8/5/2030	62,215	61,258	61,655	1.01
								102,138	103,318	1.69
Containers & Packaging
Ascend Buyer, LLC	(4)(10)	SOFR +	5.75%	10.23%	9/30/2021	9/30/2028	20,460	20,225	20,460	0.34
Ascend Buyer, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.23%	9/30/2021	9/30/2027	647	629	647	0.01
								20,854	21,107	0.35

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	5.50%	10.16% PIK	12/10/2021	12/10/2028		$7,203	$7,122	$6,338	0.10%
Bradyplus Holdings LLC	(4)(11)	SOFR +	5.00%	9.52%	10/11/2024	10/31/2029		97,868	96,310	97,868	1.61
Bradyplus Holdings LLC	(4)(7)(11)	SOFR +	5.00%	9.40%	10/11/2024	10/31/2029		619	573	619	0.01
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	10.21%	11/1/2021	11/2/2026		166,501	165,385	158,176	2.60
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	6.25%	10.99% (incl. 3.25% PIK)	12/31/2021	6/23/2028		4,863	4,810	4,352	0.07
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	6.50%	11.24% (incl. 3.25% PIK)	11/1/2022	6/23/2028		1,554	1,526	1,399	0.02
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	6.25%	10.99% (incl. 3.25% PIK)	12/31/2021	6/23/2028		1,566	1,555	1,401	0.02
NDC Acquisition Corp.	(4)(7)(8)	SOFR +	5.50%	10.19%	3/9/2021	3/9/2027		13,285	13,118	13,285	0.22
PT Intermediate Holdings III, LLC	(4)(7)(9)	SOFR +	5.00%	9.33% (incl. 1.75% PIK)	4/9/2024	4/9/2030		61,442	61,306	61,437	1.01
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	11.19%	11/20/2018	5/13/2026		47,554	47,382	46,602	0.77
									399,087	391,477	6.43
Diversified Consumer Services
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	9.73%	7/19/2024	7/24/2030		4,625	4,539	4,625	0.08
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.50%	7/19/2024	7/24/2030		1,377	1,352	1,377	0.02
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.73%	7/19/2024	7/24/2030		286	261	286	0.00
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.50%	7/19/2024	7/24/2030		2,462	2,406	2,451	0.04
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.00%	9.35%	12/20/2024	4/30/2030		61,557	60,922	61,249	1.01
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.00%	9.35%	12/20/2024	4/30/2030		19,479	19,382	19,381	0.32
BPPH2 Limited	(4)(5)(6)(8)	S +	6.75%	11.57%	3/16/2021	3/16/2028	GBP	26,300	35,939	32,925	0.54
BPPH2 Limited	(4)(5)(6)(8)	S +	6.25%	10.95%	6/17/2024	3/16/2028	GBP	5,343	6,699	6,689	0.11
BPPH2 Limited	(4)(5)(6)(10)	CA +	6.25%	10.03%	6/17/2024	3/16/2028	CAD	3,289	2,360	2,288	0.04
BPPH2 Limited	(4)(5)(6)(10)	SOFR +	6.25%	10.76%	6/17/2024	3/16/2028		1,709	1,672	1,709	0.03
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	10.23%	7/20/2021	7/20/2028		286,185	284,735	286,185	4.71
Charger Debt Merger Sub, LLC	(4)(5)(10)	SOFR +	4.75%	9.08%	5/31/2024	5/31/2031		11,927	11,818	11,927	0.20
Charger Debt Merger Sub, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.07%	5/31/2024	5/31/2031		2,544	2,489	2,528	0.04

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services (continued)
DTA Intermediate II Ltd.	(4)(12)	SOFR +	5.25%	9.58%	3/27/2024	3/27/2030		$42,754	$42,008	$42,754	0.70%
DTA Intermediate II Ltd.	(4)(7)(11)	SOFR +	5.25%	9.83%	3/27/2024	3/27/2030		5,368	4,965	5,196	0.09
Endeavor Schools Holdings, LLC	(4)(11)	SOFR +	6.25%	10.88%	7/18/2023	7/18/2029		21,906	21,491	21,413	0.35
Endeavor Schools Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	10.88%	7/18/2023	7/18/2029		4,032	3,901	3,885	0.06
Essential Services Holding Corp	(4)(5)(7)(10)	SOFR +	5.00%	9.65%	6/17/2024	6/17/2031		11,717	11,582	11,687	0.19
Go Car Wash Management Corp.	(4)(11)	SOFR +	5.75%	10.21%	10/12/2021	12/31/2026		22,274	22,084	21,717	0.36
Seahawk Bidco, LLC	(4)(7)(11)	SOFR +	4.75%	9.10%	12/18/2024	12/19/2031		40,036	39,581	39,844	0.66
									580,186	580,116	9.55
Diversified Telecommunication Services
Point Broadband Acquisition, LLC	(4)(7)(11)	SOFR +	5.50%	10.09%	10/1/2021	10/1/2028		124,139	122,477	123,684	2.04
Electric Utilities
Qualus Power Services Corp.	(4)(11)	SOFR +	5.00%	9.51%	3/26/2021	3/26/2027		32,778	32,484	32,778	0.54
Qualus Power Services Corp.	(4)(11)	SOFR +	5.00%	9.51%	7/27/2023	3/26/2027		35,439	34,893	35,439	0.58
Qualus Power Services Corp.	(4)(7)(11)	SOFR +	5.00%	9.50%	5/9/2024	3/26/2027		71,103	69,567	70,813	1.17
									136,944	139,030	2.29
Electrical Equipment
Emergency Power Holdings, LLC	(4)(7)(11)	SOFR +	4.75%	9.34%	8/17/2021	8/17/2030		45,954	45,437	45,809	0.75
IEM New Sub 2, LLC	(4)(7)(10)	SOFR +	4.75%	9.27%	8/8/2024	8/8/2030		58,361	57,452	57,825	0.95
									102,889	103,634	1.70
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	10.43%	12/23/2020	12/23/2026		77,340	76,831	73,860	1.22
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	10.68%	12/23/2020	12/23/2026		23,214	23,094	22,169	0.36
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	10.73%	12/23/2020	12/23/2026		6,262	6,238	5,981	0.10
Duro Dyne National Corp	(4)(7)(10)	SOFR +	5.00%	9.52%	11/15/2024	11/15/2031		33,611	33,194	33,185	0.55
Dwyer Instruments LLC	(4)(5)(10)	SOFR +	4.75%	9.27%	11/15/2024	7/30/2029		8,232	8,152	8,150	0.13
Dwyer Instruments LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.27%	11/15/2024	7/30/2029		185	167	167	0.00
Phoenix 1 Buyer Corp.	(4)(7)(10)	SOFR +	5.50%	9.87%	11/20/2023	11/20/2030		25,753	25,494	25,753	0.42
Spectrum Safety Solutions Purchaser, LLC	(4)(6)(7)(9)	SOFR +	5.00%	9.59%	7/1/2024	7/1/2031		60,742	59,562	60,058	0.99
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	5.00%	8.33%	7/1/2024	7/1/2031	EUR	15,064	15,952	15,487	0.25
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	5.00%	8.33%	7/1/2024	7/1/2030	EUR	1,707	1,834	1,755	0.03
									250,518	246,565	4.05

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Energy Equipment & Services
ISQ Hawkeye Holdco, Inc.	(4)(5)(10)	SOFR +	4.75%	9.13%	8/20/2024	8/20/2031		$979	$961	$979	0.02%
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	P +	3.75%	11.75%	8/20/2024	8/20/2030		35	32	34	0.00
LPW Group Holdings, Inc.	(4)(7)(11)	SOFR +	6.00%	10.59%	3/15/2024	3/15/2031		26,728	26,020	26,728	0.44
									27,013	27,741	0.46
Financial Services
Carr Riggs & Ingram Capital LLC	(4)(5)(9)	SOFR +	4.75%	9.24%	11/18/2024	11/18/2031		7,444	7,371	7,369	0.12
Carr Riggs & Ingram Capital LLC	(4)(5)(7)(9)	SOFR +	4.75%	9.24%	11/18/2024	11/18/2031		216	180	180	0.00
DM Intermediate Parent LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.60%	9/30/2024	9/30/2030		18,221	17,834	17,811	0.29
More Cowbell II, LLC	(4)(10)	SOFR +	5.00%	8.89%	9/1/2023	9/1/2030		7,917	7,756	7,917	0.13
More Cowbell II, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.28%	9/1/2023	9/1/2029		453	422	442	0.01
PKF O'Connor Davies Advisory, LLC	(4)(5)(7)(10)	P +	3.50%	11.00%	11/15/2024	11/18/2031		1,048	1,034	1,034	0.02
RFS Opco, LLC	(4)(7)(9)	SOFR +	4.75%	9.08%	4/4/2024	4/4/2031		9,500	9,406	9,491	0.16
									44,003	44,244	0.73
Ground Transportation
Channelside AcquisitionCo, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.34%	5/15/2024	5/15/2031		19,703	19,467	19,694	0.32
Health Care Equipment & Supplies
Bamboo US BidCo, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.77%	9/29/2023	9/30/2030		759	737	759	0.01
Bamboo US BidCo, LLC	(4)(5)(11)	E +	5.25%	8.25%	9/29/2023	9/30/2030	EUR	354	366	367	0.01
CPI Buyer, LLC	(4)(10)	SOFR +	5.50%	10.28%	11/1/2021	11/1/2028		27,778	27,474	27,292	0.45
CPI Buyer, LLC	(4)(5)(10)	SOFR +	5.50%	10.28%	11/1/2021	11/1/2028		2,965	2,944	2,913	0.05
CPI Buyer, LLC	(4)(5)(7)(10)	SOFR +	5.50%	10.28%	5/23/2024	11/1/2028		1,602	1,563	1,505	0.02
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	9.96%	9/13/2021	9/13/2027		21,285	21,094	20,966	0.35
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	10.05%	9/13/2021	9/13/2027		5,390	5,348	5,309	0.09
Zeus, LLC	(4)(7)(10)	SOFR +	5.50%	9.83%	2/28/2024	2/28/2031		26,027	25,619	26,009	0.43
									85,145	85,120	1.41

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services
123Dentist, Inc.	(4)(5)(6)(7)(10)	CA +	5.00%	8.30%	8/10/2022	8/10/2029	CAD	2,267	$1,708	$1,577	0.03%
ACI Group Holdings, Inc.	(4)(10)	SOFR +	6.00%	10.46% (incl. 3.25% PIK)	7/7/2023	8/2/2028		$128,794	127,308	123,643	2.03
ACI Group Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.96%	8/2/2021	8/2/2027		1,157	1,057	694	0.01
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.78%	5/7/2021	5/7/2027		6,779	6,726	6,779	0.11
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.60%	5/7/2021	5/7/2027		1,625	1,614	1,625	0.03
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	10.68%	5/7/2021	5/7/2026		111	104	111	0.00
Amerivet Partners Management, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	9.75%	2/25/2022	2/25/2028		5,543	5,474	5,543	0.09
Canadian Hospital Specialties Ltd.	(4)(5)(6)(11)	CA +	4.50%	7.82%	4/15/2021	4/14/2028	CAD	29,333	23,278	20,100	0.33
Canadian Hospital Specialties Ltd.	(4)(5)(6)(7)(10)	CA +	4.50%	7.82%	4/15/2021	4/15/2027	CAD	2,220	1,659	1,507	0.02
CCBlue Bidco, Inc.	(4)(5)(10)	SOFR +	6.50%	10.93% PIK	12/21/2021	12/21/2028		11,967	11,848	10,382	0.17
Compsych Investments Corp	(4)(5)(7)(10)	SOFR +	4.75%	9.38%	7/22/2024	7/22/2031		12,124	12,060	12,086	0.20
DCA Investment Holdings, LLC	(4)(7)(10)	SOFR +	6.41%	10.73%	3/12/2021	4/3/2028		32,482	32,298	31,506	0.52
DCA Investment Holdings, LLC	(4)(5)(10)	SOFR +	6.50%	10.83%	12/28/2022	4/3/2028		985	976	955	0.02
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	10.53%	11/20/2018	10/4/2026		23,807	23,735	23,807	0.39
Imagine 360 LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.35%	9/18/2024	9/30/2028		17,155	16,970	16,957	0.28
Inception Fertility Ventures, LLC	(4)(7)(10)	SOFR +	5.50%	10.09%	4/29/2024	4/29/2030		45,859	45,816	45,315	0.75
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	9.43%	10/15/2020	10/15/2026		126,408	125,522	120,404	1.98
Kwol Acquisition, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.08%	12/8/2023	12/6/2029		6,554	6,400	6,535	0.11
MB2 Dental Solutions, LLC	(4)(10)	SOFR +	5.50%	9.86%	2/13/2024	2/13/2031		23,162	22,958	23,162	0.38
MB2 Dental Solutions, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.86%	2/13/2024	2/13/2031		1,684	1,648	1,667	0.03
MB2 Dental Solutions, LLC	(4)(5)(10)	SOFR +	5.50%	10.02%	2/13/2024	2/13/2031		3,417	3,392	3,381	0.06
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	9.96%	7/16/2021	7/16/2027		249,504	248,505	214,831	3.54
PPV Intermediate Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	10.26%	8/31/2022	8/31/2029		1,977	1,957	1,977	0.03
PPV Intermediate Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	10.52%	9/6/2023	8/31/2029		78	74	76	0.00

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
Smile Doctors, LLC	(4)(10)	SOFR +	5.90%	10.81%	6/9/2023	12/23/2028		$10,748	$10,606	$10,533	0.17%
Smile Doctors, LLC	(4)(5)(7)(10)	SOFR +	5.90%	10.81%	6/9/2023	12/23/2028		1,562	1,507	1,484	0.02
Snoopy Bidco, Inc.	(4)(10)	SOFR +	6.00%	10.73%	6/1/2021	6/1/2028		344,997	341,716	332,060	5.46
SpecialtyCare, Inc.	(4)(5)(11)	SOFR +	5.75%	10.60%	6/18/2021	6/18/2028		11,858	11,682	11,621	0.19
SpecialtyCare, Inc.	(4)(5)(7)(8)	SOFR +	4.00%	8.64%	6/18/2021	6/18/2026		643	634	643	0.01
SpecialtyCare, Inc.	(4)(5)(11)	SOFR +	5.75%	10.66%	6/18/2021	6/18/2028		103	102	101	0.00
Stepping Stones Healthcare Services, LLC	(4)(10)	SOFR +	4.75%	9.08%	12/30/2021	1/2/2029		2,699	2,670	2,699	0.04
Stepping Stones Healthcare Services, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.08%	4/25/2024	1/2/2029		74	66	74	0.00
The Fertility Partners, Inc.	(4)(5)(6)(10)	SOFR +	5.75%	10.22%	3/16/2022	3/16/2028		5,146	5,094	4,837	0.08
The Fertility Partners, Inc.	(4)(5)(6)(10)	CA +	5.75%	9.34%	3/16/2022	3/16/2028	CAD	4,875	3,784	3,188	0.05
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	CA +	5.75%	9.05%	3/16/2022	9/16/2027	CAD	104	59	58	0.00
The GI Alliance Management, LLC	(4)(5)(11)	SOFR +	5.50%	10.18%	9/15/2022	9/15/2028		4,025	3,950	4,065	0.07
The GI Alliance Management, LLC	(4)(5)(11)	SOFR +	5.50%	10.16%	1/22/2024	9/15/2028		446	443	451	0.01
The GI Alliance Management, LLC	(4)(5)(11)	SOFR +	5.50%	10.16%	9/15/2022	9/15/2028		867	851	876	0.01
The GI Alliance Management, LLC	(4)(5)(7)(11)	SOFR +	5.50%	10.21%	3/7/2024	9/15/2028		10,452	9,989	10,913	0.18
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	10.40%	7/15/2022	7/15/2028		1,084	1,071	1,079	0.02
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	10.33%	7/15/2022	7/15/2028		1,487	1,472	1,480	0.02
Unified Women's Healthcare LP	(4)(5)(9)	SOFR +	5.25%	9.58%	6/16/2022	6/18/2029		2,081	2,081	2,081	0.03
Unified Women's Healthcare LP	(4)(5)(7)(9)	SOFR +	5.25%	9.58%	3/22/2024	6/18/2029		19,672	19,373	19,419	0.32
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.86%	11/18/2021	11/20/2028		37,021	36,669	37,021	0.61
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.96%	11/18/2021	11/20/2028		15,616	15,518	15,616	0.26
US Oral Surgery Management Holdco, LLC	(4)(7)(10)	SOFR +	6.00%	10.80%	8/16/2023	11/20/2028		27,633	27,152	27,426	0.45
US Oral Surgery Management Holdco, LLC	(4)(5)(10)	SOFR +	6.50%	11.19%	12/5/2022	11/20/2028		83	83	83	0.00
WHCG Purchaser III Inc	(4)(5)(7)(10)	SOFR +	6.50%	10.83% (incl. 5.41% PIK)	8/2/2024	6/30/2029		19,921	19,921	19,921	0.33
WHCG Purchaser III Inc	(4)(5)(10)(17)		10.00%	10.00% PIK	8/2/2024	6/30/2030		16,144	6,354	6,167	0.10
									1,245,934	1,188,516	19.54

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Technology
Caerus US 1, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	9.33%	5/25/2022	5/25/2029	$11,284	$11,142	$11,284	0.19%
Caerus US 1, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	9.33%	10/28/2022	5/25/2029	2,176	2,147	2,176	0.04
Caerus US 1, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	9.46%	10/28/2022	5/25/2029	318	314	318	0.01
Caerus US 1, Inc.	(4)(6)(8)	SOFR +	5.00%	9.33%	3/27/2024	5/25/2029	49,714	49,714	49,714	0.82
Caerus US 1, Inc.	(4)(5)(6)(7)(12)	SOFR +	5.00%	9.34%	5/25/2022	5/25/2029	97	80	97	0.00
Color Intermediate, LLC	(4)(10)	SOFR +	4.75%	9.18%	7/2/2024	10/1/2029	19,958	19,617	19,958	0.33
Continental Buyer Inc	(4)(5)(7)(10)	SOFR +	5.25%	9.50%	4/2/2024	4/2/2031	18,414	18,083	18,360	0.30
CT Technologies Intermediate Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	9.57%	8/30/2024	8/30/2031	28,346	28,053	28,322	0.47
Edifecs, Inc.	(4)(10)	SOFR +	5.00%	9.33%	9/10/2021	11/20/2028	13,572	13,476	13,572	0.22
Edifecs, Inc.	(4)(11)	SOFR +	5.00%	9.33%	9/21/2020	11/20/2028	218,935	217,346	218,935	3.60
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	6.00%	10.48%	10/29/2021	10/29/2027	140	129	134	0.00
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	6.00%	10.48%	10/29/2021	10/29/2028	16,301	16,137	16,220	0.27
Healthcomp Holding Company, LLC	(4)(10)	SOFR +	6.25%	10.77% (incl. 3.00% PIK)	11/8/2023	11/8/2029	100,797	100,007	100,797	1.66
Kona Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	9.13%	7/23/2024	7/23/2031	61	58	58	0.00
Kona Buyer, LLC	(4)(5)(10)	SOFR +	4.50%	9.13%	7/23/2024	7/23/2031	1,045	1,035	1,039	0.02
Magic Bidco Inc	(4)(10)	SOFR +	5.75%	10.08%	7/1/2024	7/1/2030	20,110	19,649	19,808	0.33
Magic Bidco Inc	(4)(5)(7)(10)	SOFR +	5.75%	10.08%	7/1/2024	7/1/2030	2,626	2,541	2,570	0.04
Magic Bidco Inc	(4)(5)(7)(10)	SOFR +	5.75%	10.08%	7/1/2024	7/1/2030	840	757	740	0.01
Neptune Holdings, Inc.	(4)(7)(10)	SOFR +	4.75%	9.08%	8/31/2023	8/31/2030	6,947	6,789	6,924	0.11
Netsmart Technologies Inc	(4)(7)(10)	SOFR +	5.20%	9.56% (incl. 2.70% PIK)	8/23/2024	8/23/2031	32,819	32,448	32,611	0.54
NMC Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	10.85%	3/1/2021	3/1/2028	71,173	70,209	71,173	1.17
NMC Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	10.75%	3/1/2021	3/1/2028	14,758	14,643	14,758	0.24
Project Ruby Ultimate Parent Corp	(8)	SOFR +	3.00%	7.47%	11/20/2024	3/10/2028	8,310	8,310	8,360	0.14
Rocky MRA Acquisition Corp	(4)(5)(9)	SOFR +	5.75%	10.37%	4/1/2022	4/1/2028	9,253	9,163	9,253	0.15
								641,847	647,181	10.66
Insurance
Alera Group, Inc.	(4)(10)	SOFR +	5.25%	9.61%	9/30/2021	10/2/2028	3,628	3,609	3,628	0.06
Alera Group, Inc.	(4)(5)(7)(11)	SOFR +	5.75%	10.09%	11/17/2023	10/2/2028	1,218	1,212	1,218	0.02
Amerilife Holdings, LLC	(4)(5)(10)	SOFR +	5.00%	9.58%	6/17/2024	8/31/2029	2,654	2,618	2,654	0.04
Amerilife Holdings, LLC	(4)(5)(7)(13)	SOFR +	5.00%	9.70%	6/17/2024	8/31/2029	359	353	357	0.01
CFCo, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(17)(18)		0.00%	0.00%	9/11/2023	9/13/2038	9,566	1,397	0	0.00
Daylight Beta Parent, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(17)(18)		10.00%	10.00% PIK	9/11/2023	9/12/2033	5,936	5,559	1,381	0.02

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Foundation Risk Partners Corp.	(4)(10)	SOFR +	5.25%	9.58%	10/29/2021	10/29/2030		$14,433	$14,326	$14,433	0.24%
Foundation Risk Partners Corp.	(4)(10)	SOFR +	5.25%	9.58%	10/29/2021	10/29/2030	4,785		4,738	4,785	0.08
Foundation Risk Partners Corp.	(4)(10)	SOFR +	5.25%	9.58%	11/17/2023	10/29/2030	6,892		6,777	6,892	0.11
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	5.25%	9.58%	5/21/2024	10/29/2030	2,337		2,269	2,275	0.04
Galway Borrower, LLC	(4)(5)(10)	SOFR +	4.50%	8.83%	9/30/2021	9/29/2028	14,788		14,698	14,788	0.24
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.82%	9/30/2021	9/29/2028	834		755	834	0.01
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.82%	2/7/2024	9/29/2028	956		742	691	0.01
Gimlet Bidco GmbH	(4)(6)(8)	E +	5.75%	8.80%	4/15/2024	4/23/2031	EUR	30,620	31,883	31,242	0.51
Gimlet Bidco GmbH	(4)(6)(7)(8)	E +	5.75%	8.72%	4/15/2024	4/23/2031	EUR	4,962	5,114	4,946	0.08
Higginbotham Insurance Agency, Inc.	(4)(5)(6)(11)	SOFR +	4.50%	8.86%	7/3/2024	11/25/2028	4,975		4,971	4,975	0.08
High Street Buyer, Inc.	(4)(7)(10)	SOFR +	5.25%	9.58%	4/16/2021	4/14/2028	80,277		79,335	80,232	1.32
Integrity Marketing Acquisition LLC	(4)(7)(10)	SOFR +	5.00%	9.51%	8/27/2024	8/25/2028	152,575		151,623	152,532	2.51
Paisley Bidco Ltd	(4)(5)(6)(7)(8)	S +	4.75%	9.52%	4/17/2024	4/18/2031	GBP	5,204	6,432	6,438	0.11
Paisley Bidco Ltd	(4)(5)(6)(8)	E +	4.75%	7.81%	4/17/2024	4/18/2031	EUR	3,420	3,631	3,507	0.06
Paisley Bidco Ltd	(4)(5)(6)(8)	E +	4.75%	7.97%	4/17/2024	4/18/2031	EUR	3,016	3,107	3,093	0.05
Patriot Growth Insurance Services, LLC.	(4)(5)(10)	SOFR +	5.00%	9.48%	10/14/2021	10/16/2028	4,544		4,509	4,544	0.07
Patriot Growth Insurance Services, LLC.	(4)(5)(7)(10)	SOFR +	5.00%	9.33%	11/17/2023	10/16/2028	3,028		2,995	2,979	0.05
Patriot Growth Insurance Services, LLC.	(5)(7)(10)	SOFR +	5.00%	9.49%	10/14/2021	10/16/2028	235		229	225	0.00
SelectQuote Inc.	(4)(5)(6)(20)	SOFR +	9.50%	13.96% (incl. 3.00% PIK)	10/15/2024	9/30/2027	62,027		61,948	54,837	0.90
SG Acquisition, Inc.	(4)(7)(10)	SOFR +	4.75%	9.36%	4/3/2024	4/3/2030	132,471		131,358	132,471	2.18
Shelf Bidco Ltd	(4)(6)(10)(18)	SOFR +	5.18%	9.83%	10/17/2024	10/17/2031	149,881		149,153	149,131	2.45
Simplicity Financial Marketing Group Holdings Inc	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.28%	12/31/2024	12/31/2031	8,067		7,965	7,965	0.13
Sparta UK Bidco Ltd	(4)(5)(6)(7)(8)	S +	6.00%	10.70%	9/25/2024	9/25/2031	GBP	14,385	18,926	18,008	0.30
SQ ABS Issuer LLC	(4)(5)(6)(8)		7.80%	7.80%	10/11/2024	10/20/2039	6,070		6,023	6,031	0.10

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Tennessee Bidco Limited	(4)(6)(8)	SOFR +	5.25%	10.51% (incl. 2.00% PIK)	7/1/2024	7/1/2031		$89,532	$87,684	$88,637	1.46%
Tennessee Bidco Limited	(4)(5)(6)(8)	SOFR +	5.25%	10.51% (incl. 2.00% PIK)	7/1/2024	7/1/2031	5,690		5,662	5,633	0.09
Tennessee Bidco Limited	(4)(5)(6)(8)	S +	5.25%	10.06% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	44,918	60,599	55,671	0.92
Tennessee Bidco Limited	(4)(5)(6)(7)(8)	S +	5.25%	10.06% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	2,582	3,354	2,971	0.05
Tennessee Bidco Limited	(4)(5)(6)(8)	E +	5.25%	8.93% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	1,878	1,960	1,926	0.03
Tennessee Bidco Limited	(4)(5)(6)(8)	E +	5.25%	8.93% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	1,674	1,753	1,717	0.03
THG Acquisition LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.11%	10/31/2024	10/31/2031	11,749		11,610	11,606	0.19
World Insurance Associates, LLC	(4)(11)	SOFR +	6.00%	10.33%	10/20/2023	4/3/2028	37,826		37,273	37,826	0.62
World Insurance Associates, LLC	(4)(7)(11)	SOFR +	5.75%	10.08%	10/20/2023	4/3/2028	32,343		31,722	32,343	0.53
									969,872	955,422	15.70
Interactive Media & Services
North Haven Ushc Acquisition Inc	(4)(5)(7)(11)	SOFR +	5.00%	9.72%	8/28/2024	10/30/2027	1,462		1,422	1,432	0.02
North Haven Ushc Acquisition Inc	(4)(5)(11)	SOFR +	5.00%	9.43%	8/28/2024	10/30/2027	2,205		2,175	2,183	0.04
North Haven Ushc Acquisition Inc	(4)(5)(11)	SOFR +	5.00%	9.63%	8/28/2024	10/30/2027	1,291		1,273	1,278	0.02
North Haven Ushc Acquisition Inc	(4)(5)(11)	SOFR +	5.00%	9.78%	8/28/2024	10/30/2027	549		542	544	0.01
North Haven Ushc Acquisition Inc	(4)(5)(7)(11)	SOFR +	5.00%	9.61%	8/28/2024	10/30/2027	793		752	751	0.01
North Haven Ushc Acquisition Inc	(4)(5)(11)	SOFR +	5.00%	9.43%	8/28/2024	10/30/2027	639		630	632	0.01
North Haven Ushc Acquisition Inc	(4)(5)(11)	SOFR +	5.00%	9.63%	8/28/2024	10/30/2027	3,932		3,880	3,893	0.06
Speedster Bidco GmbH	(4)(6)(7)(8)	E +	2.50%	5.66%	10/17/2024	12/10/2031	EUR	11,009	11,860	11,464	0.19
Speedster Bidco GmbH	(6)(9)	SOFR +	3.50%	8.15%	10/17/2024	12/10/2031	2,830		2,823	2,841	0.05
									25,357	25,018	0.41
Internet & Direct Marketing Retail
Identity Digital, Inc.	(4)(11)	SOFR +	5.25%	9.74%	12/29/2020	12/29/2027	315,889		313,189	315,889	5.20

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
IT Services
AI Altius Luxembourg S.à r.l.	(4)(5)(8)		9.75%	9.75% PIK	12/13/2021	12/21/2029		$1,063	$1,050	$1,058	0.02%
AI Altius US Bidco, Inc.	(4)(7)(10)	SOFR +	4.75%	9.03%	5/21/2024	12/21/2028	7,531		7,453	7,531	0.12
Allium Buyer, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.59%	5/2/2023	5/2/2030	1,580		1,539	1,573	0.03
Fern Bidco Ltd	(4)(5)(6)(8)	S +	5.25%	9.96%	7/1/2024	7/3/2031	GBP	20,317	25,207	25,117	0.41
Fern Bidco Ltd	(4)(5)(6)(7)(8)	S +	5.25%	9.96%	7/1/2024	7/3/2031	GBP	2,222	2,665	2,623	0.04
Infostretch Corporation	(4)(5)(10)	SOFR +	5.75%	10.23%	4/1/2022	4/1/2028	4,875		4,822	4,534	0.07
Inovalon Holdings, Inc.	(4)(10)	SOFR +	5.75%	10.63%	11/24/2021	11/24/2028	112,337		110,897	112,337	1.85
Inovalon Holdings, Inc.	(4)(10)	SOFR +	5.75%	10.67%	11/24/2021	11/24/2028	8,155		8,041	8,155	0.13
KEN Bidco Ltd	(4)(5)(6)(10)	S +	6.00%	10.82% (incl. 2.50% PIK)	5/3/2024	8/3/2028	GBP	9,339	11,428	11,546	0.19
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	ST +	6.00%	8.55%	9/28/2022	9/28/2029	SEK	2,090	185	189	0.00
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	E +	6.00%	8.72%	9/28/2022	9/28/2029	EUR	952	913	987	0.02
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	CI +	6.00%	8.70%	9/28/2022	9/28/2029	DKK	4,819	623	669	0.01
Monterey Financing, S.à r.l.	(4)(5)(6)(9)	N +	6.00%	10.70%	9/28/2022	9/28/2029	NOK	5,149	465	452	0.01
Park Place Technologies, LLC	(4)(10)	SOFR +	5.25%	9.61%	3/25/2024	3/25/2031	113,219		112,316	112,936	1.86
Park Place Technologies, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.59%	3/25/2024	3/25/2030	3,820		3,625	3,698	0.06
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	10.44%	10/25/2021	10/25/2027	36,593		36,250	36,593	0.60
Red River Technology, LLC	(4)(11)	SOFR +	6.00%	10.74%	5/26/2021	5/26/2027	79,149		78,596	75,588	1.24
Redwood Services Group, LLC	(4)(5)(10)	SOFR +	6.25%	10.68%	6/15/2022	6/15/2029	4,641		4,566	4,641	0.08
Redwood Services Group, LLC	(4)(5)(7)(10)	SOFR +	5.75%	10.18%	2/5/2024	6/15/2029	74,645		73,466	73,918	1.22
Turing Holdco, Inc.	(4)(5)(6)(8)	SOFR +	6.00%	10.75% (incl. 2.50% PIK)	10/14/2021	9/28/2028	8,877		8,666	8,766	0.14
Turing Holdco, Inc.	(4)(5)(6)(7)(8)	SOFR +	6.00%	10.93% (incl. 2.50% PIK)	10/14/2021	10/16/2028	4,418		4,352	4,363	0.07
Turing Holdco, Inc.	(4)(5)(6)(8)	E +	6.00%	9.72% (incl. 2.50% PIK)	10/14/2021	9/28/2028	EUR	11,445	13,002	11,707	0.19
Turing Holdco, Inc.	(4)(5)(6)(8)	E +	6.00%	9.33% (incl. 2.50% PIK)	10/14/2021	8/3/2028	EUR	4,381	4,945	4,482	0.07
Turing Holdco, Inc.	(4)(6)(10)	SOFR +	6.00%	10.61% (incl. 2.50% PIK)	5/3/2024	8/3/2028	20,891		20,364	20,630	0.34
Turing Holdco, Inc.	(4)(5)(6)(7)(10)	S +	6.00%	10.82% (incl. 2.50% PIK)	5/3/2024	8/3/2028	GBP	15,699	22,561	19,408	0.32
									557,997	553,501	9.09

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Life Sciences Tools & Services
Creek Parent Inc.	(4)(7)(10)	SOFR +	5.25%	9.63%	12/17/2024	12/18/2031		$68,799	$67,429	$67,421	1.11%
Falcon Parent Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.53%	11/6/2024	11/6/2031		14,543	14,350	14,252	0.23
									81,779	81,673	1.34
Machinery
MHE Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.00%	10.74%	7/21/2021	7/21/2027		1,918	1,900	1,908	0.03
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.99%	8/30/2022	7/21/2027		76	75	76	0.00
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.50%	11.17%	12/20/2022	7/21/2027		76	75	76	0.00
									2,050	2,060	0.03
Marine
Armada Parent, Inc.	(4)(7)(10)	SOFR +	5.75%	10.36%	10/29/2021	10/29/2027		25,479	25,214	25,479	0.42
Kattegat Project Bidco AB	(4)(5)(6)(8)	SOFR +	6.00%	10.33%	3/20/2024	4/7/2031		2,605	2,546	2,605	0.04
Kattegat Project Bidco AB	(4)(5)(6)(7)(8)	E +	6.00%	8.72%	3/20/2024	4/7/2031	EUR	29,819	31,537	30,803	0.51
									59,297	58,887	0.97
Media
Bimini Group Purchaser Inc	(4)(10)	SOFR +	5.25%	9.76%	4/26/2024	4/26/2031		50,912	50,453	50,912	0.84
Bimini Group Purchaser Inc	(4)(5)(7)(10)	SOFR +	5.25%	9.81%	4/26/2024	4/26/2031		2,103	1,973	2,008	0.03
									52,426	52,920	0.87

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance Inc	(4)(6)(10)	SOFR +	5.25%	9.77%	8/30/2024	8/15/2028		$49,396	$48,949	$49,396	0.81%
KKR Alberta Midstream Finance Inc.	(4)(6)(10)	SOFR +	5.25%	9.77%	8/30/2024	8/15/2028		26,870	26,618	26,870	0.44
									75,567	76,266	1.25
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.75%	10.29%	11/12/2021	11/12/2027		7,217	7,161	7,001	0.12
Profile Products, LLC	(4)(5)(7)(10)	P +	4.50%	12.50%	11/12/2021	11/12/2027		104	99	88	0.00
Profile Products, LLC	(4)(5)(7)(10)	P +	4.50%	12.00%	11/12/2021	11/12/2027		20	20	9	0.00
									7,280	7,098	0.12
Pharmaceuticals
Dechra Pharmaceuticals Holdings Ltd	(4)(5)(6)(7)(8)	E +	6.25%	9.89%	1/23/2024	1/24/2031	EUR	1,028	1,127	1,062	0.02
Dechra Pharmaceuticals Holdings Ltd	(4)(5)(6)(7)(10)	SOFR +	6.25%	11.39%	1/23/2024	1/24/2031		1,035	1,010	1,032	0.02
Doc Generici (Diocle S.p.A.)	(4)(5)(6)(7)(8)	E +	5.50%	9.36%	10/11/2022	10/27/2028	EUR	1,758	1,020	1,808	0.03
Eden Acquisitionco Ltd	(4)(6)(7)(10)	SOFR +	6.25%	10.53%	11/2/2023	11/18/2030		20,388	23,751	19,787	0.33
Gusto Sing Bidco Pte Ltd	(4)(5)(6)(7)(10)	BB +	4.75%	9.46%	11/15/2024	11/15/2031	AUD	1,000	636	612	0.01
									27,544	24,301	0.41
Professional Services
ALKU, LLC	(4)(5)(10)	SOFR +	6.25%	10.50%	5/23/2023	5/23/2029		790	776	790	0.01
ALKU, LLC	(4)(10)	SOFR +	5.50%	9.75%	2/21/2024	5/23/2029		26,462	26,020	26,330	0.43
Apex Companies, LLC	(4)(5)(11)	SOFR +	5.25%	9.76%	8/28/2024	1/31/2028		10,951	10,800	10,869	0.18
Apex Companies, LLC	(4)(5)(11)	SOFR +	5.25%	9.84%	1/31/2023	1/31/2028		1,971	1,941	1,957	0.03
Apex Companies, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.76%	8/28/2024	1/31/2028		2,793	2,724	2,731	0.04
Artisan Acquisitionco, Ltd.	(4)(6)(7)(8)	SOFR +	5.00%	9.33%	9/27/2024	9/30/2031		57,154	56,053	56,154	0.92
Baker Tilly Advisory Group LP	(4)(7)(10)	SOFR +	4.75%	9.11%	6/3/2024	6/3/2031		46,611	45,788	46,559	0.77
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	4.50%	8.86%	11/2/2021	11/2/2027		6,887	6,812	6,866	0.11
Cisive Holdings Corp	(4)(7)(11)	SOFR +	5.75%	10.18%	12/8/2021	12/8/2028		8,400	8,295	8,252	0.14
Clearview Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.35%	9.68%	8/26/2021	8/26/2027		7,276	7,204	7,276	0.12
CRCI Longhorn Holdings Inc	(4)(5)(10)	SOFR +	5.00%	9.36%	8/27/2024	8/27/2031		11,469	11,360	11,412	0.19
CRCI Longhorn Holdings Inc	(4)(5)(7)(10)	SOFR +	5.00%	9.36%	8/27/2024	8/27/2031		860	828	836	0.01
Cumming Group, Inc.	(4)(11)	SOFR +	5.25%	9.50%	5/26/2021	11/16/2027		87,227	86,631	87,227	1.44
Cumming Group, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	9.50%	11/18/2022	11/16/2027		9,511	9,293	9,487	0.16

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
G&A Partners Holding Company II, LLC	(4)(9)	SOFR +	5.50%	10.01%	3/1/2024	3/1/2031		$30,095	$29,565	$30,095	0.50%
G&A Partners Holding Company II, LLC	(4)(5)(7)(9)	SOFR +	5.50%	10.01%	3/1/2024	3/1/2030		1,178	995	1,058	0.02
Guidehouse, Inc.	(4)(10)	SOFR +	5.75%	10.11% (incl. 2.00% PIK)	10/15/2021	12/16/2030		311,085	309,112	311,085	5.12
IG Investments Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	9.57%	11/1/2024	9/22/2028		46,347	45,809	46,347	0.76
Legacy Intermediate, LLC	(4)(5)(10)	SOFR +	5.75%	10.41%	2/25/2022	2/25/2028		6,697	6,628	6,697	0.11
Legacy Intermediate, LLC	(4)(5)(9)	SOFR +	5.75%	10.43%	12/22/2023	2/25/2028		1,290	1,270	1,290	0.02
Mercury Bidco Globe Limited	(4)(5)(6)(7)(8)	S +	6.00%	10.70%	1/18/2024	1/31/2031	GBP	47,583	59,312	59,401	0.98
MPG Parent Holdings, LLC	(4)(11)	SOFR +	5.00%	9.33%	1/8/2024	1/8/2030		10,872	10,690	10,872	0.18
MPG Parent Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.51%	1/8/2024	1/8/2030		2,669	2,580	2,646	0.04
Oxford Global Resources Inc	(4)(7)(11)	SOFR +	6.00%	10.28%	8/17/2021	8/17/2027		18,774	18,583	18,774	0.31
Oxford Global Resources Inc	(4)(11)	SOFR +	6.00%	10.48%	8/17/2021	8/17/2027		2,909	2,890	2,909	0.05
Oxford Global Resources Inc	(4)(9)	SOFR +	6.00%	10.63%	6/6/2024	8/17/2027		2,217	2,177	2,217	0.04
Pavion Corp.	(4)(6)(10)	SOFR +	5.75%	10.34%	10/30/2023	10/30/2030		76,793	75,515	76,409	1.26
Pavion Corp.	(4)(6)(7)(10)	SOFR +	5.75%	10.38%	10/30/2023	10/30/2030		15,588	15,347	15,497	0.26
Petrus Buyer Inc	(4)(5)(10)	SOFR +	5.25%	9.90%	10/17/2022	10/17/2029		1,871	1,833	1,871	0.03
Petrus Buyer Inc	(4)(5)(7)(10)	SOFR +	5.25%	9.75%	10/17/2022	10/17/2029		335	320	335	0.01
STV Group, Inc.	(4)(10)	SOFR +	5.00%	9.36%	3/20/2024	3/20/2031		24,234	23,804	24,234	0.40
STV Group, Inc.	(4)(5)(7)(10)	P +	4.00%	12.50%	3/20/2024	3/20/2030		698	551	628	0.01
The North Highland Co LLC	(4)(5)(10)	SOFR +	4.75%	9.12%	12/20/2024	12/20/2031		16,022	15,863	15,862	0.26
The North Highland Co LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.10%	12/20/2024	12/20/2030		843	772	772	0.01
Thevelia US, LLC	(5)(6)(9)	SOFR +	3.25%	7.58%	7/29/2024	6/18/2029		1,283	1,283	1,292	0.02
Titan Investment Company, Inc.	(4)(8)	SOFR +	5.75%	10.28%	3/20/2020	3/20/2027		41,163	40,453	38,488	0.63

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	5.25%	9.76%	6/29/2021	6/29/2028		$59,901	$59,276	$59,901	0.99%
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	5.25%	10.04%	6/29/2021	6/29/2028	27,747		27,467	27,747	0.46
Trinity Partners Holdings, LLC	(4)(7)(11)(18)	SOFR +	6.24%	10.70%	12/21/2021	12/21/2028	4,701		4,640	4,687	0.08
West Monroe Partners, LLC	(4)(10)	SOFR +	4.75%	9.15%	11/9/2021	11/8/2028	14,596		14,442	14,450	0.24
West Monroe Partners, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.12%	12/18/2024	11/8/2028	499		494	494	0.01
YA Intermediate Holdings II, LLC	(4)(5)(10)	SOFR +	5.00%	9.59%	10/1/2024	10/1/2031	7,888		7,822	7,816	0.13
YA Intermediate Holdings II, LLC	(4)(5)(7)(10)	P +	4.00%	11.50%	10/1/2024	10/1/2031	79		48	47	0.00
									1,054,066	1,060,667	17.48
Real Estate Management & Development
Castle Management Borrower, LLC	(4)(7)(11)	SOFR +	5.50%	9.83%	11/3/2023	11/3/2029	23,100		22,773	23,100	0.38
Community Management Holdings Midco 2 LLC	(4)(5)(10)	SOFR +	5.00%	9.57%	11/1/2024	11/1/2031	10,241		10,091	10,087	0.17
Community Management Holdings Midco 2 LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.57%	11/1/2024	11/1/2031	478		423	422	0.01
Neptune BidCo SAS	(4)(5)(6)(7)(8)	E +	5.25%	8.31%	4/1/2024	4/1/2031	EUR	6,495	6,880	6,525	0.11
Odevo AB	(4)(5)(6)(7)(8)	E +	5.50%	8.37%	10/31/2024	12/31/2030	EUR	251	261	258	0.00
Odevo AB	(4)(5)(6)(8)	S +	5.50%	10.20%	10/31/2024	12/31/2030	GBP	2,215	2,792	2,759	0.05
Odevo AB	(4)(5)(6)(8)	ST +	5.50%	8.06%	10/31/2024	12/31/2030	SEK	90,957	8,210	8,180	0.13
Odevo AB	(4)(5)(6)(7)(8)	SOFR +	5.50%	9.89%	10/31/2024	12/31/2030	28,239		27,746	28,018	0.46
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	9.96%	2/16/2021	8/8/2030	67,900		67,119	67,900	1.12
Progress Residential PM Holdings, LLC	(4)(5)(10)	SOFR +	5.50%	9.96%	7/26/2022	8/8/2030	833		819	833	0.01
									147,114	148,082	2.44
Software
Abacus Holdco 2 Oy	(4)(5)(6)(7)(8)	E +	4.75%	7.97%	10/11/2024	10/10/2031	EUR	727	789	748	0.01
AI Titan Parent Inc	(4)(5)(7)(10)	SOFR +	4.75%	9.11%	8/29/2024	8/29/2031	4,352		4,302	4,332	0.07
Anaplan, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.58%	6/21/2022	6/21/2029	1,804		1,779	1,804	0.03
Anaplan, Inc.	(4)(10)	SOFR +	5.25%	9.58%	4/25/2024	6/21/2029	19,227		19,059	19,227	0.32
Arnhem BidCo GmbH	(4)(6)(7)(8)	E +	4.75%	7.91%	9/18/2024	10/1/2031	EUR	48,873	53,509	50,061	0.82
AuditBoard Inc	(4)(7)(10)	SOFR +	4.75%	9.08%	7/12/2024	7/12/2031	9,270		9,147	9,138	0.15

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Azurite Intermediate Holdings Inc.	(4)(7)(10)	SOFR +	6.50%	10.86%	3/19/2024	3/19/2031		$36,936	$36,390	$36,936	0.61%
Bayshore Intermediate #2 LP	(4)(5)(7)(10)	SOFR +	6.25%	10.77% (incl. 3.38% PIK)	11/8/2024	10/1/2028	94,157		94,000	94,115	1.55
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	6.00%	10.39% (incl. 1.00% PIK)	8/8/2022	8/8/2028	1,959		1,936	1,950	0.03
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	6.00%	10.39% (incl. 1.00% PIK)	8/8/2022	8/8/2028	346		342	344	0.01
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	6.00%	10.39% (incl. 1.00% PIK)	8/8/2022	8/8/2028	238		236	237	0.00
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	6.00%	10.39% (incl. 1.00% PIK)	10/25/2024	8/8/2028	1,591		1,569	1,583	0.03
Bluefin Holding, LLC	(4)(7)(11)	SOFR +	6.25%	10.64%	9/12/2023	9/12/2029	27,291		26,734	27,217	0.45
Brave Parent Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	9.36%	11/28/2023	11/28/2030	67,788		67,148	67,765	1.12
Caribou Bidco Ltd	(4)(6)(7)(8)	S +	5.00%	9.70%	7/2/2024	2/1/2029	GBP	35,275	44,788	44,135	0.73
CB Nike Holdco LLC	(4)(5)(7)(11)	SOFR +	4.50%	9.02%	11/25/2024	11/26/2029	11,606		11,266	11,258	0.19
Confine Visual Bidco	(4)(6)(8)	SOFR +	5.75%	10.06%	2/23/2022	2/23/2029	15,868		15,590	12,813	0.21
Confine Visual Bidco	(4)(5)(6)(8)	SOFR +	5.75%	10.06%	3/11/2022	2/23/2029	379		378	306	0.01
Connatix Buyer, Inc.	(4)(10)	SOFR +	5.50%	10.39%	7/14/2021	7/14/2027	21,364		21,184	20,937	0.34
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.41%	7/14/2021	7/14/2027	1,456		1,397	1,332	0.02
Connatix Buyer, Inc.	(4)(5)(10)	SOFR +	5.50%	10.40%	10/9/2024	7/14/2027	1,143		1,122	1,120	0.02
Coupa Software Inc.	(4)(5)(6)(7)(10)	SOFR +	5.50%	10.09%	2/27/2023	2/27/2030	1,827		1,790	1,825	0.03
Crewline Buyer, Inc.	(4)(7)(11)	SOFR +	6.75%	11.11%	11/8/2023	11/8/2030	61,956		60,524	61,615	1.01
Denali Bidco Ltd	(4)(5)(6)(7)(10)	S +	5.75%	10.45%	8/29/2023	8/29/2030	GBP	4,022	4,947	5,033	0.08
Denali Bidco Ltd	(4)(5)(6)(8)	E +	5.75%	8.43%	8/29/2023	8/29/2030	EUR	1,166	1,230	1,207	0.02
Denali Bidco Ltd	(4)(5)(6)(8)	E +	5.25%	7.93%	2/28/2024	8/29/2030	EUR	263	276	273	0.00
Denali Bidco Ltd	(4)(5)(6)(9)	E +	5.75%	8.43%	2/28/2024	8/29/2030	EUR	1,632	1,738	1,691	0.03

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Diligent Corp	(4)(10)	SOFR +	5.00%	10.09%	4/30/2024	8/2/2030		$49,683	$49,505	$49,683	0.82%
Diligent Corp	(4)(10)	SOFR +	5.00%	10.09%	4/30/2024	8/2/2030	8,517		8,487	8,517	0.14
Discovery Education, Inc.	(4)(10)	SOFR +	6.75%	11.48% (incl. 6.24% PIK)	4/7/2022	4/9/2029	32,754		32,438	27,596	0.45
Discovery Education, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	10.20%	4/7/2022	4/9/2029	2,193		2,157	1,726	0.03
Discovery Education, Inc.	(4)(5)(11)	SOFR +	6.75%	11.38% (incl. 6.19% PIK)	10/3/2023	4/9/2029	3,687		3,652	3,106	0.05
Dropbox Inc	(4)(5)(6)(10)	SOFR +	2.00%	6.45%	12/10/2024	12/11/2029	26,471		26,152	26,150	0.43
Dropbox Inc	(4)(5)(6)(7)(10)(18)	SOFR +	6.38%	10.83%	12/10/2024	12/11/2029	35,294		34,433	34,426	0.57
Edison Bidco AS	(4)(5)(6)(7)(8)	E +	5.25%	7.91%	12/18/2024	12/18/2031	EUR	345	377	342	0.01
Elements Finco Ltd	(4)(5)(6)(8)	SOFR +	4.75%	9.44%	4/30/2024	4/29/2031	5,046		5,026	5,008	0.08
Elements Finco Ltd	(4)(5)(6)(8)	S +	5.00%	9.70%	3/27/2024	4/29/2031	GBP	19,368	23,989	24,065	0.40
Elements Finco Ltd	(4)(5)(6)(8)	SOFR +	4.75%	9.11%	3/27/2024	4/29/2031	6,063		5,998	6,017	0.10
Elements Finco Ltd	(4)(5)(6)(8)	S +	5.00%	9.70%	3/27/2024	4/29/2031	GBP	8,682	10,802	10,788	0.18
Elements Finco Ltd	(4)(5)(6)(8)	S +	5.00%	9.70%	11/29/2024	4/29/2031	GBP	3,570	4,419	4,436	0.07
Everbridge Holdings, LLC	(4)(6)(10)	SOFR +	5.00%	9.59%	7/2/2024	7/2/2031	22,222		22,119	22,167	0.36
Everbridge Holdings, LLC	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.59%	7/2/2024	7/2/2031	2,178		2,150	2,158	0.04
Experity, Inc.	(4)(5)(10)	SOFR +	6.00%	10.33% (incl. 3.25% PIK)	7/22/2021	2/24/2028	11,845		11,734	11,845	0.19
Experity, Inc.	(4)(5)(10)	SOFR +	6.00%	10.33% (incl. 3.25% PIK)	2/24/2022	2/24/2028	3,785		3,746	3,785	0.06
Experity, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.86%	2/24/2022	2/24/2028	256		224	234	0.00
Gigamon Inc.	(4)(11)	SOFR +	5.75%	10.55%	3/11/2022	3/9/2029	7,251		7,164	6,798	0.11
Gigamon Inc.	(4)(5)(10)	SOFR +	5.75%	10.48%	3/11/2022	3/9/2029	437		435	410	0.01
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.00%	9.60%	7/15/2024	12/2/2028	8,465		8,424	8,447	0.14
Granicus Inc.	(4)(10)	SOFR +	5.75%	10.34% (incl. 2.25% PIK)	1/17/2024	1/17/2031	17,509		17,362	17,509	0.29
Granicus Inc.	(4)(7)(10)	SOFR +	5.25%	9.84% (incl. 2.25% PIK)	1/17/2024	1/17/2031	4,692		4,646	4,665	0.08

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Graphpad Software, LLC	(4)(10)	SOFR +	4.75%	9.08%	6/28/2024	6/28/2031		$24,085	$23,917	$24,085	0.40%
Graphpad Software, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.08%	6/28/2024	6/28/2031		602	544	591	0.01
GS Acquisitionco Inc	(4)(5)(7)(10)	SOFR +	5.25%	9.59%	3/26/2024	5/25/2028		584	575	577	0.01
GS Acquisitionco Inc	(4)(5)(7)(9)	SOFR +	5.25%	9.58%	3/26/2024	5/25/2028		5,331	5,305	5,295	0.09
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.55%	9.93% (incl. 2.93% PIK)	6/14/2024	6/14/2031		14,716	14,581	14,643	0.24
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.55%	9.93% (incl. 2.93% PIK)	9/26/2024	6/14/2031		6,705	6,641	6,671	0.11
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.55%	9.93% (incl. 2.93% PIK)	6/14/2024	6/14/2031		5,466	5,416	5,439	0.09
Icefall Parent, Inc.	(4)(7)(11)	SOFR +	6.50%	10.86%	1/26/2024	1/25/2030		32,592	31,989	32,592	0.54
IQN Holding Corp	(4)(10)	SOFR +	5.25%	9.76%	5/2/2022	5/2/2029		4,892	4,863	4,892	0.08
IQN Holding Corp	(4)(5)(7)(10)	SOFR +	5.25%	9.77%	5/2/2022	5/2/2028		231	228	231	0.00
IRI Group Holdings Inc	(4)(10)	SOFR +	5.00%	9.59%	4/1/2024	12/1/2028		197,500	195,093	197,500	3.25
IRI Group Holdings Inc	(4)(5)(7)(10)	SOFR +	5.00%	9.36%	4/1/2024	12/1/2027		2,760	2,593	2,760	0.05
JS Parent Inc	(4)(7)(10)	SOFR +	5.00%	9.59%	4/24/2024	4/24/2031		35,577	35,401	35,560	0.59
LD Lower Holdings, Inc.	(4)(11)	SOFR +	7.50%	11.93%	2/8/2021	8/9/2027		84,303	83,931	83,671	1.38
Lightbox Intermediate, LP	(4)(5)(8)	SOFR +	5.00%	9.59%	6/1/2022	5/9/2026		1,950	1,933	1,867	0.03
LogicMonitor Inc	(4)(5)(7)(10)	SOFR +	5.50%	9.99%	11/15/2024	11/15/2031		15,936	15,716	15,712	0.26
Magnesium BorrowerCo, Inc.	(4)(5)(10)	SOFR +	5.00%	9.36%	5/19/2022	5/18/2029		5,628	5,549	5,628	0.09
Magnesium BorrowerCo, Inc.	(4)(5)(10)	SOFR +	5.00%	9.36%	3/21/2024	5/18/2029		140	139	140	0.00
Magnesium BorrowerCo, Inc.	(4)(5)(10)	S +	5.00%	9.70%	5/19/2022	5/18/2029	GBP	3,374	4,148	4,224	0.07
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	3.75%	8.23%	7/30/2021	7/31/2028		8,439	8,374	7,300	0.12
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.25%	10.73%	6/9/2023	6/9/2030		6,895	6,734	6,619	0.11
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(8)	SOFR +	3.75%	8.10%	7/30/2021	7/31/2026		1,200	1,196	1,038	0.02

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Medallia, Inc.	(4)(10)	SOFR +	6.50%	10.85% (incl. 4.00% PIK)	10/28/2021	10/29/2028		$379,194	$375,690	$356,442	5.87%
Medallia, Inc.	(4)(5)(10)	SOFR +	6.50%	10.85% (incl. 4.00% PIK)	8/16/2022	10/29/2028		2,225	2,200	2,092	0.03
Monk Holding Co.	(4)(10)(18)	SOFR +	5.50%	9.93%	12/1/2021	12/1/2027		4,755	4,699	4,755	0.08
Monk Holding Co.	(4)(5)(7)(10)	SOFR +	5.50%	9.93%	12/1/2021	12/1/2027		288	280	288	0.00
MRI Software, LLC	(11)	SOFR +	4.75%	9.08%	9/22/2020	2/10/2027		6,725	6,730	6,742	0.11
MRI Software, LLC	(4)(7)(11)	SOFR +	4.75%	9.08%	2/10/2020	2/10/2027		50,974	50,911	50,879	0.84
MRI Software, LLC	(4)(11)	SOFR +	4.75%	9.08%	12/19/2023	2/10/2027		40,120	39,811	40,020	0.66
NAVEX TopCo, Inc.	(4)(7)(10)	SOFR +	5.50%	9.88%	11/9/2023	11/9/2030		60,843	59,743	60,843	1.00
Nintex Topco Limited	(4)(6)(8)	SOFR +	6.00%	10.76% (incl. 1.50% PIK)	11/12/2021	11/13/2028		34,037	33,667	31,654	0.52
Noble Midco 3 Ltd	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.33%	6/10/2024	6/24/2031		16,792	16,598	16,772	0.28
Optimizely North America Inc	(4)(5)(10)	S +	5.50%	10.20%	10/30/2024	10/30/2031	GBP	865	1,110	1,072	0.02
Optimizely North America Inc	(4)(5)(10)	E +	5.25%	8.11%	10/30/2024	10/30/2031	EUR	2,882	3,099	2,956	0.05
Optimizely North America Inc	(4)(5)(7)(10)	SOFR +	5.00%	9.36%	10/30/2024	10/30/2031		8,214	8,122	8,120	0.13
Oranje Holdco Inc	(4)(5)(7)(11)	SOFR +	7.50%	12.07%	2/1/2023	2/1/2029		2,000	1,962	2,000	0.03
Oranje Holdco Inc	(4)(11)	SOFR +	7.25%	11.82%	4/19/2024	2/1/2029		33,969	33,366	33,969	0.56
PDI TA Holdings, Inc.	(4)(7)(10)	SOFR +	5.50%	10.09%	2/1/2024	2/3/2031		42,177	41,583	41,760	0.69
Ping Identity Holding Corp	(4)(5)(7)(10)	SOFR +	4.75%	9.08%	10/21/2024	10/17/2029		6,691	6,691	6,691	0.11
QBS Parent Inc	(4)(5)(7)(10)	SOFR +	4.75%	9.27%	11/7/2024	11/7/2031		9,319	9,268	9,267	0.15
Rally Buyer, Inc.	(4)(5)(10)	SOFR +	5.75%	10.10% (incl. 1.75% PIK)	7/19/2022	7/19/2028		885	874	820	0.01
Rally Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	10.18%	7/19/2022	7/19/2028		85	83	77	0.00
Relativity ODA, LLC	(4)(7)(11)	SOFR +	4.50%	8.86%	5/12/2021	5/12/2029		19,337	19,131	19,251	0.32
Scorpio BidCo SAS	(4)(5)(6)(7)(8)	E +	5.75%	8.43%	4/3/2024	4/30/2031	EUR	22,826	24,678	23,362	0.38
Spaceship Purchaser Inc	(4)(5)(7)(10)	SOFR +	5.00%	9.33%	10/17/2024	10/17/2031		91,506	90,449	90,417	1.49
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	9.96%	3/9/2021	3/11/2027		56,832	56,522	56,832	0.94
Spitfire Parent, Inc.	(4)(9)	SOFR +	5.50%	9.96%	11/19/2021	3/11/2027		20,984	20,810	20,984	0.35
Spitfire Parent, Inc.	(4)(5)(11)	E +	5.50%	8.36%	3/8/2021	3/11/2027	EUR	10,133	12,143	10,496	0.17
Stamps.com, Inc.	(4)(5)(10)	SOFR +	5.75%	10.94%	12/14/2021	10/5/2028		3,282	3,245	3,224	0.05

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Stamps.com, Inc.	(4)(10)	SOFR +	5.75%	10.94%	10/5/2021	10/5/2028		$279,014	$276,018	$274,131	4.51%
Tango Bidco SAS	(4)(5)(6)(8)	E +	5.00%	8.18%	10/17/2024	10/17/2031	EUR	11,872	12,679	12,124	0.20
Tango Bidco SAS	(4)(5)(6)(7)(8)	E +	5.00%	8.05%	10/17/2024	10/17/2031	EUR	2,583	2,750	2,596	0.04
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	10.25%	3/18/2022	5/5/2028	13,742		13,518	12,884	0.21
Triple Lift, Inc.	(4)(10)	SOFR +	5.75%	10.25%	5/6/2021	5/5/2028	47,285		46,834	45,394	0.75
Varicent Parent Holdings Corp	(4)(5)(7)(10)	SOFR +	6.00%	10.33% (incl. 3.25% PIK)	8/23/2024	8/23/2031	12,133		11,926	11,998	0.20
WPEngine, Inc.	(4)(7)(10)	SOFR +	6.50%	10.90%	8/14/2023	8/14/2029	66,667		64,975	66,467	1.09
Zendesk Inc	(4)(5)(7)(10)	SOFR +	5.00%	9.33%	7/23/2024	11/22/2028	1,619		1,594	1,614	0.03
Zorro Bidco Ltd	(4)(5)(6)(7)(8)	S +	5.00%	9.70%	8/13/2024	8/13/2031	GBP	26,283	32,671	32,502	0.53
									2,609,905	2,577,410	42.44
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	5.98%	10.57%	5/3/2019	5/3/2026	163,594		163,009	163,594	2.69
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	5.00%	9.48%	6/13/2024	2/28/2028	84,454		83,912	84,454	1.39
Trading Companies & Distributors
Porcelain Acquisition Corp.	(4)(11)	SOFR +	6.00%	10.43%	4/30/2021	4/1/2027	54,044		53,433	50,531	0.83
Red Fox CD Acquisition Corp	(4)(11)	SOFR +	6.00%	10.33%	3/4/2024	3/4/2030	78,073		76,526	78,073	1.28
									129,959	128,604	2.11
Transportation Infrastructure
Capstone Acquisition Holdings Inc	(4)(11)	SOFR +	4.50%	8.96%	8/29/2024	11/13/2029	5,459		5,441	5,459	0.09
Frontline Road Safety, LLC	(4)(10)	SOFR +	5.75%	10.21%	5/3/2021	5/3/2027	93,849		93,130	93,849	1.54
Frontline Road Safety, LLC	(4)(10)	SOFR +	5.75%	10.21%	12/15/2023	5/3/2027	10,969		10,818	10,969	0.18
Frontline Road Safety, LLC	(4)(7)(10)	SOFR +	5.75%	10.25%	12/15/2023	5/3/2027	10,919		10,796	10,919	0.18
Helix TS, LLC	(4)(10)	SOFR +	6.25%	11.01%	8/4/2021	8/4/2027	20,503		20,311	20,195	0.33
Helix TS, LLC	(4)(10)	SOFR +	6.25%	10.99%	8/4/2021	8/4/2027	20,867		20,687	20,554	0.34
Helix TS, LLC	(4)(5)(10)	SOFR +	6.25%	10.73%	12/22/2023	8/4/2027	3,775		3,721	3,719	0.06
Helix TS, LLC	(4)(5)(7)(10)	SOFR +	6.25%	10.91%	12/14/2022	8/4/2027	983		833	826	0.01
Italian Motorway Holdings S.à r.l	(4)(5)(6)(8)	E +	5.25%	8.14%	4/28/2022	4/28/2029	EUR	78,810	81,620	81,635	1.34

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
First Lien Debt - non-controlled/non-affiliated (continued)
Transportation Infrastructure (continued)
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.27%	4/19/2021	10/19/2027	$33,086	$32,771	$32,093	0.53%
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.06%	4/19/2021	10/19/2027	20,381	20,212	19,770	0.33
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	11.06%	1/31/2022	10/19/2027	4,157	4,115	4,032	0.07
Roadsafe Holdings, Inc.	(4)(5)(11)	P +	4.75%	12.25%	9/11/2024	10/19/2027	1,235	1,210	1,198	0.02
Safety Borrower Holdings LP	(4)(5)(11)	SOFR +	5.25%	9.72%	9/1/2021	9/1/2027	5,256	5,237	5,256	0.09
Safety Borrower Holdings LP	(4)(5)(7)(11)	P +	4.25%	11.75%	9/1/2021	9/1/2027	93	92	89	0.00
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	10.01%	9/24/2021	9/24/2027	36,765	36,434	36,764	0.61
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	10.23%	9/19/2023	9/24/2027	15,800	15,584	15,798	0.26
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	10.28%	9/24/2021	9/24/2027	11,406	11,406	11,406	0.19
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	10.13%	9/19/2023	9/24/2027	9,951	9,816	9,951	0.16
Sam Holding Co, Inc.	(4)(5)(7)(11)	P +	4.50%	13.00%	9/24/2021	3/24/2027	1,800	1,751	1,800	0.03
Sam Holding Co, Inc.	(4)(5)(7)(11)	SOFR +	5.50%	10.12%	9/5/2024	9/24/2027	6,100	6,017	5,980	0.10
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	10.24%	7/9/2021	7/9/2027	38,488	38,163	38,101	0.63
TRP Infrastructure Services, LLC	(4)(5)(7)(11)	SOFR +	5.50%	9.99%	12/2/2024	7/9/2027	13,189	13,011	13,003	0.21
								443,176	443,366	7.30
Total First Lien Debt - non-controlled/non-affiliated								12,932,791	12,807,445	210.76
First Lien Debt - non-controlled/affiliated
Professional Services
Material Holdings, LLC	(4)(5)(7)(10)(16)	SOFR +	6.00%	10.43% (incl. 8.22% PIK)	6/14/2024	8/19/2027	21,589	21,419	21,547	0.35
Material Holdings, LLC	(4)(5)(10)(16)(17)	SOFR +	6.00%	10.43% PIK	6/14/2024	8/19/2027	5,163	5,122	1,397	0.02
								26,541	22,944	0.37
Total First Lien Debt - non-controlled/affiliated								26,541	22,944	0.37
Total First Lien Debt								12,959,332	12,830,389	211.13

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Second Lien Debt
Second Lien Debt - non-controlled/non-affiliated
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(5)(6)(8)		8.75%	8.75%	4/15/2021	4/15/2029	CAD	10,533	$8,315	$6,723	0.11%
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	13.44%	5/26/2021	10/15/2027		$5,183	5,138	4,769	0.08
									13,453	11,492	0.19
Health Care Technology
Project Ruby Ultimate Parent Corp	(4)(5)(10)	SOFR +	5.25%	9.97%	10/15/2024	3/10/2029	1,000		995	995	0.02
Insurance
SQ ABS Issuer LLC	(4)(5)(6)(8)		9.65%	9.65%	10/11/2024	10/20/2039	4,047		3,990	3,995	0.07
Interactive Media & Services
Speedster Bidco GmbH	(4)(6)(8)	CA +	5.50%	10.47%	12/10/2024	2/13/2032	CAD	50,654	35,464	34,534	0.57
IT Services
Inovalon Holdings, Inc.	(4)(10)	SOFR +	10.50%	15.35% PIK	11/24/2021	11/24/2033	14,061		13,857	14,061	0.23
Machinery
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	11.47%	11/19/2021	11/19/2029	9,619		9,560	9,188	0.15
Professional Services
Thevelia US, LLC	(4)(5)(6)(9)	SOFR +	6.00%	10.33%	6/17/2022	6/17/2032	4,920		4,819	4,920	0.08
Software
CB Nike Holdco LLC	(4)(5)(11)	SOFR +	7.35%	11.87% PIK	11/25/2024	11/26/2029	37,719		36,974	36,964	0.61
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.50%	10.98%	7/30/2021	7/30/2029	3,550		3,522	3,035	0.05
									40,496	39,999	0.66
Total Second Lien Debt - non-controlled/non-affiliated									122,634	119,184	1.97
Total Second Lien Debt									122,634	119,184	1.97
Unsecured Debt
Unsecured Debt - non-controlled/non-affiliated
Health Care Technology
Healthcomp Holding Company, LLC	(4)(5)(8)		13.75%	13.75% PIK	11/8/2023	11/8/2031	11,573		11,311	11,429	0.19
IT Services
PPT Holdings III, LLC	(4)(5)(8)		12.75%	12.75% PIK	3/25/2024	3/27/2034	1,776		1,739	1,767	0.03
Machinery
Bidco 76 S.p.A.	(4)(6)(7)(8)	E +	5.00%	7.71%	12/11/2024	12/10/2031	EUR	20,007	20,594	20,325	0.33
Total Unsecured Debt - non-controlled/non-affiliated									33,644	33,521	0.55
Total Unsecured Debt									33,644	33,521	0.55

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity
Equity - non-controlled/non-affiliated
Aerospace & Defense
Micross Topco, Inc. - Common Equity	(4)			3/28/2022		4,767	$4,767	$7,426	0.12%
Air Freight & Logistics
AGI Group Holdings LP - Class A-2 Common Units	(4)			6/11/2021		902	902	1,239	0.02
Mode Holdings, L.P. - Class A-2 Common Units	(4)			12/9/2019		5,486,923	5,487	4,774	0.08
Red Griffin ParentCo, LLC - Class A Common Units	(4)			11/27/2024		935	3,968	3,166	0.05
							10,357	9,179	0.15
Commercial Services & Supplies
Genstar Neptune Blocker, LLC - Blocker Units	(4)			12/2/2024		218	343	336	0.01
Genstar Neptune Blocker, LLC - Class Z Units	(4)			12/2/2024		57	81	79	0.00
Genstar Neptune Blocker, LLC - Blocker Note	(4)			12/2/2024		8,738	9	9	0.00
GTCR Investors LP - Class A-1 Common Units	(4)			9/29/2023		417,006	417	465	0.01
GTCR/Jupiter Blocker, LLC - Class Z Units	(4)			12/2/2024		41	58	57	0.00
GTCR/Jupiter Blocker, LLC - Blocker Note	(4)			12/2/2024		6,291	6	6	0.00
Jupiter Ultimate Holdings, LLC - Class A Common Units	(4)			11/8/2024		1	0	0	0.00
Jupiter Ultimate Holdings, LLC - Class B Common Units	(4)			11/8/2024		278	218	208	0.00
Jupiter Ultimate Holdings, LLC - Class C Common Units	(4)			11/8/2024		278,074	221	220	0.00
							1,353	1,380	0.02

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity - non-controlled/non-affiliated (continued)
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class A Units	(4)			12/10/2021		1	$702	$0	0.00%
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class C Preferred Units	(4)			7/12/2023		1	83	16	0.00
EIS Acquisition Holdings, LP - Class A Common Units	(4)			11/1/2021		6,761	3,350	8,752	0.14
							4,135	8,768	0.14
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interest	(4)		11.50%	8/3/2021		12,511,857	12,315	17,874	0.29
DTA LP - Class A Common Units	(4)			3/25/2024		2,171,032	2,171	2,171	0.04
							14,486	20,045	0.33
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Common Units	(4)			10/1/2021		6,930	5,877	6,483	0.11
Point Broadband Holdings, LLC - Class B Common Units	(4)			10/1/2021		369,255	1,053	1,130	0.02
Point Broadband Holdings, LLC - Class Additional A Common Units	(4)			3/24/2022		1,489	1,263	1,393	0.02
Point Broadband Holdings, LLC - Class Additional B Common Units	(4)			3/24/2022		79,358	226	243	0.00
							8,419	9,249	0.15
Electronic Equipment, Instruments & Components
NSI Parent, LP - Class A Common Units	(4)			12/23/2024		578,564	579	579	0.01
Spectrum Safety Solutions Purchaser, LLC - Common Equity	(4)(6)			7/1/2024		5,286,915	5,287	5,287	0.09
							5,866	5,866	0.10

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity - non-controlled/non-affiliated (continued)
Financial Services
THL Fund IX Investors (Plymouth II), LP - LP Interest	(4)			8/31/2023		248,786	$249	$346	0.01%
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)			9/10/2021		539	539	291	0.00
Health Care Providers & Services
AVE Holdings I Corp. - Series A-1 Preferred Shares	(4)		11.50%	2/25/2022		625,944	607	679	0.01
Jayhawk Holdings, LP - Class A-1 Common Units	(4)			5/26/2021		2,201	392	79	0.00
Jayhawk Holdings, LP - Class A-2 Common Units	(4)			5/26/2021		1,185	211	23	0.00
WHCG Purchaser, Inc. - Class A Common Units	(4)			8/2/2024		4,755,436	0	0	0.00
							1,210	781	0.01
Health Care Technology
Caerus Midco 2 S.à r.l. - Additional Vehicle Units	(4)(6)			10/28/2022		11,710	12	1	0.00
Caerus Midco 2 S.à r.l. - Vehicle Units	(4)(6)			5/25/2022		58,458	58	54	0.00
Healthcomp Holding Company, LLC - Preferred Interest	(4)		6.00%	11/8/2023		9,850	985	906	0.01
							1,055	961	0.01
Insurance
CFCo, LLC (Benefytt Technologies, Inc.) - Class B Units	(4)			9/28/2023		14,907,400	0	0	0.00
SelectQuote Inc. - Warrants	(4)(6)			10/11/2024		601,075	0	441	0.01
Shelf Holdco Ltd - Common Equity	(4)(6)			12/30/2022		50,000	50	188	0.00
							50	629	0.01

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity - non-controlled/non-affiliated (continued)
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest	(4)				11/12/2021		2,854,133	$2,854	$3,368	0.06%
Life Sciences Tools & Services
Falcon Top Parent, LLC - Class A Common Units	(4)				11/6/2024		772,599	773	773	0.01
Professional Services
OHCP V TC COI, LP. - LP Interest	(4)				6/29/2021		3,500,000	3,500	8,085	0.13
Tricor Horizon - LP Interest	(4)(6)				6/13/2022		392,404	392	416	0.01
Trinity Air Consultants Holdings Corp - Common Units	(4)				6/12/2024		2,583	3	6	0.00
								3,895	8,507	0.14
Real Estate Management & Development
Community Management Holdings Parent, LP - Series A Preferred Units	(4)			8.00%	11/1/2024		310,331	310	310	0.01
Software
AI Titan Group Holdings, LP - Class A-2 Common Units	(4)				8/28/2024		44	44	45	0.00
Connatix Parent, LLC - Class L Common Units	(4)				7/14/2021		42,045	462	209	0.00
Descartes Holdings, Inc - Class A Common Stock	(4)				10/9/2023		49,139	213	3	0.00
Expedition Holdco, LLC - Class A Common Units	(4)				2/24/2022		90	57	48	0.00
Expedition Holdco, LLC - Class B Common Units	(4)				2/24/2022		90,000	33	14	0.00
Lobos Parent, Inc. - Series A Preferred Shares	(4)			10.50%	11/30/2021		1,545	1,506	2,000	0.03
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)			10.50%	7/30/2021		3,550,000	3,442	3,781	0.06
Mimecast Limited - LP Interest	(4)				5/3/2022		667,850	668	721	0.01
TPG IX Newark CI, L.P. - LP Interest	(4)				10/26/2023		1,965,727	1,966	1,966	0.03
Zoro - Common Equity	(4)				11/22/2022		2,073	21	22	0.00
Zoro - Series A Preferred Shares	(4)	SOFR +	9.50%	14.02%	11/22/2022		373	362	492	0.01
								8,774	9,301	0.14

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity - non-controlled/non-affiliated (continued)
Specialty Retail
CustomInk, LLC - Series A Preferred Units	(4)			5/3/2019		384,520	$5,200	$7,844	0.13%
Transportation Infrastructure
Frontline Road Safety Investments, LLC - Class A Common Units	(4)			4/30/2021		27,536	2,909	7,460	0.12
Ncp Helix Holdings, LLC - Preferred Shares	(4)		8.00%	8/3/2021		407,274	407	537	0.01
							3,316	7,997	0.13
Total Equity - non-controlled/non-affiliated							77,608	103,021	1.67
Equity - non-controlled/affiliated
Insurance
Blackstone Donegal Holdings LP - LP Interest (Westland Insurance Group LTD)	(4)(6)(16)			1/5/2021			1	6,403	0.11
Professional Services
Material+ Holding Company, LLC - Class C Units	(4)(16)			6/14/2024		5,898	0	0	0.00
Total Equity - non-controlled/affiliated							1	6,403	0.11
Total Equity							77,609	109,424	1.78
Total Investments - non-controlled/non-affiliated							13,166,677	13,063,171	214.95
Total Investments - non-controlled/affiliated							26,542	29,347	0.48
Total Investment Portfolio							13,193,219	13,092,518	215.43
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund - Investor Class			4.34%				31,987	31,987	0.53
BlackRock ICS US Treasury Fund			4.33%				260	260	0.00
Other Cash and Cash Equivalents							197,359	197,359	3.25
Total Portfolio Investments, Cash and Cash Equivalents							$13,422,825	$13,322,124	219.21%

(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in dollars. As of December 31, 2024, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024. Variable rate loans typically include an interest reference rate floor feature. As of December 31, 2024, 89.4% of the debt portfolio at fair value had an interest rate floor above zero. Rates on equity instruments represents contractual dividend rates on certain preferred equity positions.
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
(6)The investment is not a Qualifying Asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, Qualifying Assets represent at least 70% of the Company’s total assets. As of December 31, 2024, non-qualifying assets represented 14.8% of total assets as calculated in accordance with regulatory requirements.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
123Dentist, Inc.	Delayed Draw Term Loan	8/9/2026	$191	$—
Abacus Holdco 2 Oy	Delayed Draw Term Loan	5/7/2026	298	—
ACI Group Holdings, Inc.	Revolver	8/2/2027	10,410	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	1,189	—
AI Altius US Bidco, Inc.	Delayed Draw Term Loan	12/21/2028	500	—
AI Titan Parent Inc	Delayed Draw Term Loan	9/30/2026	870	(4)
AI Titan Parent Inc	Revolver	8/29/2031	544	(5)
Alera Group, Inc.	Delayed Draw Term Loan	11/17/2025	69	—
Allium Buyer, LLC	Revolver	5/2/2029	249	(7)
American Restoration Holdings, LLC	Revolver	7/19/2030	1,024	—
American Restoration Holdings, LLC	Delayed Draw Term Loan	7/19/2026	1,105	—
Amerilife Holdings, LLC	Revolver	8/31/2028	243	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	6/17/2026	340	—
Amerivet Partners Management, Inc.	Revolver	2/25/2028	589	—
Anaplan, Inc.	Revolver	6/21/2028	161	—
Apex Companies, LLC	Delayed Draw Term Loan	8/28/2026	5,507	—
Armada Parent, Inc.	Revolver	10/29/2027	3,000	—
Arnhem BidCo GmbH	Delayed Draw Term Loan	10/1/2027	12,293	(58)
Artisan Acquisitionco Ltd	Delayed Draw Term Loan	9/30/2027	7,938	—
Ascend Buyer, LLC	Revolver	9/30/2027	1,293	—
AuditBoard Inc	Delayed Draw Term Loan	7/12/2026	4,414	(22)
AuditBoard Inc	Revolver	7/12/2031	1,766	(18)
Azurite Intermediate Holdings Inc.	Revolver	3/19/2031	4,104	—
Baker Tilly Advisory Group LP	Revolver	6/3/2030	9,856	—
Baker Tilly Advisory Group LP	Delayed Draw Term Loan	6/3/2026	7,034	(53)
Bamboo US BidCo, LLC	Delayed Draw Term Loan	3/31/2025	43	—
Bamboo US BidCo, LLC	Revolver	9/29/2029	142	—
Bamboo US BidCo, LLC	Delayed Draw Term Loan	11/20/2026	146	—
Bamboo US BidCo, LLC	Delayed Draw Term Loan	11/20/2026	146	(1)
Bayshore Intermediate #2 LP	Revolver	10/1/2027	4,217	(42)

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Bayshore Intermediate #2 LP	Revolver	10/1/2027	$5,006	$—
Bazaarvoice, Inc.	Revolver	5/7/2028	20,255	—
Bidco 76 S.p.A.	Delayed Draw Term Loan	12/10/2027	4,199	—
Bimini Group Purchaser Inc	Delayed Draw Term Loan	4/26/2026	18,925	(95)
Bimini Group Purchaser Inc	Revolver	4/26/2031	2,804	—
Bluefin Holding, LLC	Revolver	9/12/2029	2,244	(6)
Bradyplus Holdings LLC	Delayed Draw Term Loan	10/31/2025	2,260	—
Brave Parent Holdings, Inc.	Delayed Draw Term Loan	5/28/2025	3,058	—
Brave Parent Holdings, Inc.	Revolver	11/29/2030	3,641	—
Caerus US 1, Inc.	Revolver	5/25/2029	1,190	—
Cambium Learning Group, Inc.	Revolver	7/20/2027	43,592	—
Canadian Hospital Specialties Ltd.	Revolver	4/15/2027	1,198	—
Caribou Bidco Ltd	Delayed Draw Term Loan	7/9/2027	5,106	(25)
Carr Riggs & Ingram Capital LLC	Revolver	11/18/2031	1,510	—
Carr Riggs & Ingram Capital LLC	Delayed Draw Term Loan	11/18/2026	3,776	(19)
Castle Management Borrower, LLC	Revolver	11/3/2029	2,917	—
CB Nike Holdco LLC	Delayed Draw Term Loan	11/25/2027	11,606	(87)
CB Nike Holdco LLC	Revolver	11/26/2029	5,803	(87)
CFGI Holdings, LLC	Revolver	11/2/2027	1,050	(21)
CFS Brands, LLC	Revolver	10/2/2029	18,177	(364)
CFS Brands, LLC	Delayed Draw Term Loan	4/2/2025	6,241	(62)
Channelside AcquisitionCo, Inc.	Delayed Draw Term Loan	4/28/2025	1,980	(10)
Channelside AcquisitionCo, Inc.	Delayed Draw Term Loan	11/15/2025	19	—
Channelside AcquisitionCo, Inc.	Revolver	5/15/2029	3,178	—
Charger Debt Merger Sub, LLC	Revolver	5/31/2030	1,522	(15)
Charger Debt Merger Sub, LLC	Delayed Draw Term Loan	5/31/2026	3,972	—
Cisive Holdings Corp	Revolver	12/8/2027	1,111	(22)
Clearview Buyer, Inc.	Revolver	2/26/2027	898	—
Community Management Holdings Midco 2 LLC	Revolver	11/1/2031	1,229	—
Community Management Holdings Midco 2 LLC	Delayed Draw Term Loan	11/1/2026	4,096	(31)
Compsych Investments Corp	Delayed Draw Term Loan	7/22/2027	3,471	(9)
Connatix Buyer, Inc.	Revolver	7/14/2027	3,976	—
Connatix Buyer, Inc.	Delayed Draw Term Loan	4/9/2026	1,015	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	4,002	(20)
Consor Intermediate II, LLC	Revolver	5/10/2031	1,067	—
Continental Buyer Inc	Revolver	4/2/2031	2,715	—
Continental Buyer Inc	Delayed Draw Term Loan	4/2/2026	7,239	(54)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	3,509	(38)
Corfin Holdings, Inc.	Term Loan	12/27/2027	1,636	—
Coupa Software Inc.	Delayed Draw Term Loan	8/27/2025	164	(2)
Coupa Software Inc.	Revolver	2/27/2029	126	—
CPI Buyer, LLC	Delayed Draw Term Loan	11/23/2025	985	—
CPI Buyer, LLC	Revolver	11/1/2026	3,214	(64)
CRCI Longhorn Holdings Inc	Revolver	8/27/2031	1,051	—
CRCI Longhorn Holdings Inc	Delayed Draw Term Loan	8/27/2026	2,867	(14)
Creek Parent Inc.	Revolver	12/18/2031	9,893	(173)
Crewline Buyer, Inc.	Revolver	11/8/2030	6,438	(31)
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/30/2026	973	—
CT Technologies Intermediate Holdings, Inc.	Revolver	8/30/2031	2,433	(24)

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Cumming Group, Inc.	Revolver	11/16/2027	$9,648	$—
Cumming Group, Inc.	Delayed Draw Term Loan	5/21/2025	3,161	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	4/3/2028	29	—
DCG Acquisition Corp.	Revolver	6/13/2031	5,937	(59)
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	5,937	(30)
Dechra Pharmaceuticals Holdings Ltd	Delayed Draw Term Loan	1/24/2026	260	(3)
Dechra Pharmaceuticals Holdings Ltd	Delayed Draw Term Loan	1/24/2026	218	(3)
Denali Bidco Ltd	Delayed Draw Term Loan	4/17/2026	300	(3)
Discovery Education, Inc.	Revolver	4/9/2029	767	—
DM Intermediate Parent LLC	Revolver	9/30/2030	5,206	(78)
DM Intermediate Parent LLC	Delayed Draw Term Loan	9/30/2026	7,809	(59)
Doc Generici (Diocle S.p.A.)	Delayed Draw Term Loan	10/27/2025	1,682	(13)
Dropbox Inc	Delayed Draw Term Loan	12/10/2026	88,235	(441)
DTA Intermediate II Ltd.	Delayed Draw Term Loan	3/27/2026	14,000	—
DTA Intermediate II Ltd.	Revolver	3/27/2030	10,769	—
Duro Dyne National Corp	Delayed Draw Term Loan	11/15/2026	6,002	(30)
Duro Dyne National Corp	Revolver	11/15/2031	6,002	(60)
Dwyer Instruments LLC	Delayed Draw Term Loan	11/20/2026	1,069	(5)
Dwyer Instruments LLC	Revolver	7/20/2029	1,098	—
Eden Acquisitionco Ltd	Delayed Draw Term Loan	11/17/2025	43,344	(601)
Edison Bidco AS	Delayed Draw Term Loan	12/18/2026	655	—
Edison Bidco AS	Delayed Draw Term Loan	12/18/2026	1,875	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2025	14,586	(146)
Endeavor Schools Holdings, LLC	Delayed Draw Term Loan	1/18/2025	5,776	—
ENV Bidco AB	Delayed Draw Term Loan	12/13/2027	302	—
Essential Services Holding Corp	Delayed Draw Term Loan	6/17/2026	2,297	(11)
Essential Services Holding Corp	Revolver	6/17/2030	1,436	(14)
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	3,378	—
Everbridge Holdings, LLC	Revolver	7/2/2031	2,222	(6)
Experity, Inc.	Revolver	2/24/2028	1,238	—
Experity, Inc.	Delayed Draw Term Loan	9/13/2026	4,457	(22)
Falcon Parent Holdings, Inc.	Delayed Draw Term Loan	11/6/2026	4,470	(34)
Falcon Parent Holdings, Inc.	Revolver	11/6/2031	2,669	(40)
Fastener Distribution Holdings LLC	Delayed Draw Term Loan	10/31/2026	11,594	(58)
Fern Bidco Ltd	Delayed Draw Term Loan	7/3/2027	10,035	—
Formulations Parent Corp.	Revolver	11/15/2029	1,429	(14)
Foundation Risk Partners Corp.	Revolver	10/29/2029	4,101	(62)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	5/21/2026	2,245	—
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	516	—
Frontline Road Safety, LLC	Delayed Draw Term Loan	6/15/2025	33	—
FusionSite Midco, LLC	Revolver	11/17/2029	4,209	(95)
FusionSite Midco, LLC	Delayed Draw Term Loan	9/25/2025	1,276	—
G&A Partners Holding Company II, LLC	Delayed Draw Term Loan	3/1/2026	11,967	—
G&A Partners Holding Company II, LLC	Revolver	3/1/2030	3,288	—
Galway Borrower, LLC	Revolver	9/29/2028	8,341	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/7/2026	52,181	—
Gannett Fleming Inc	Revolver	8/5/2030	6,237	(94)
Gatekeeper Systems Inc	Delayed Draw Term Loan	8/27/2026	10,584	(106)
Gatekeeper Systems Inc	Revolver	8/28/2030	1,588	—

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GI Ranger Intermediate, LLC	Revolver	10/29/2027	$1,060	$—
Gimlet Bidco GmbH	Delayed Draw Term Loan	4/23/2027	8,040	—
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	12/2/2025	2,086	—
GovernmentJobs.com, Inc.	Revolver	12/2/2027	1,153	(18)
Granicus Inc.	Revolver	1/17/2031	2,448	—
Granicus Inc.	Delayed Draw Term Loan	8/2/2026	817	(4)
Graphpad Software, LLC	Revolver	6/28/2031	2,264	(11)
Graphpad Software, LLC	Delayed Draw Term Loan	6/28/2026	5,433	—
Ground Penetrating Radar Systems LLC	Term Loan	1/2/2032	2,929	—
Ground Penetrating Radar Systems LLC	Delayed Draw Term Loan	1/2/2032	563	—
Ground Penetrating Radar Systems LLC	Revolver	1/2/2032	300	—
GS Acquisitionco Inc	Delayed Draw Term Loan	3/26/2026	2,053	—
GS Acquisitionco Inc	Revolver	3/26/2034	2,000	(10)
Gusto Sing Bidco Pte Ltd	Delayed Draw Term Loan	11/15/2027	101	—
Hargreaves Lansdown	Term Loan	9/26/2031	17,799	—
Helix TS, LLC	Delayed Draw Term Loan	12/20/2026	14,165	—
High Street Buyer, Inc.	Revolver	4/16/2027	2,254	(45)
High Street Buyer, Inc.	Delayed Draw Term Loan	2/4/2025	1,187	—
High Street Buyer, Inc.	Delayed Draw Term Loan	3/1/2026	20,953	—
Icefall Parent, Inc.	Revolver	1/17/2030	3,104	—
IEM New Sub 2, LLC	Delayed Draw Term Loan	8/8/2026	13,164	(99)
IG Investments Holdings, LLC	Revolver	9/22/2028	4,416	—
Imagine 360 LLC	Delayed Draw Term Loan	9/18/2026	2,413	(12)
Imagine 360 LLC	Revolver	9/30/2028	1,514	(15)
Inception Fertility Ventures, LLC	Revolver	4/29/2030	797	—
Inception Fertility Ventures, LLC	Delayed Draw Term Loan	4/29/2026	10,488	—
Integrity Marketing Acquisition LLC	Delayed Draw Term Loan	8/23/2026	20,378	(43)
Integrity Marketing Acquisition LLC	Revolver	8/27/2028	2,767	—
IQN Holding Corp	Revolver	5/2/2028	359	—
IRI Group Holdings Inc	Revolver	12/1/2027	11,040	—
Iris Buyer, LLC	Revolver	10/2/2029	3,673	(101)
Iris Buyer, LLC	Delayed Draw Term Loan	4/2/2025	1,426	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/20/2030	83	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/20/2026	151	—
Java Buyer, Inc.	Delayed Draw Term Loan	6/28/2026	1,347	—
Java Buyer, Inc.	Revolver	12/15/2027	367	—
Java Buyer, Inc.	Revolver	12/15/2027	735	—
JS Parent Inc	Revolver	4/24/2031	3,452	(17)
JSS Holdings, Inc.	Delayed Draw Term Loan	11/8/2026	7,492	(37)
Kattegat Project Bidco AB	Delayed Draw Term Loan	10/5/2026	7,030	(84)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	950	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/8/2025	906	—
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2025	246	—
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2026	307	(2)
Kona Buyer, LLC	Revolver	7/23/2031	123	(1)
Kwol Acquisition, Inc.	Revolver	12/6/2029	897	(2)
LogicMonitor Inc	Revolver	11/15/2031	1,992	(25)
LPW Group Holdings, Inc.	Revolver	3/15/2030	5,373	—
Lsf12 Crown US Commercial Bidco LLC	Revolver	12/2/2029	4,345	(36)

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Magic Bidco Inc	Delayed Draw Term Loan	7/1/2026	$7,098	$—
Magic Bidco Inc	Revolver	7/1/2030	1,088	—
Magneto Components BuyCo, LLC	Revolver	12/5/2029	5,508	(110)
Magneto Components BuyCo, LLC	Delayed Draw Term Loan	6/5/2025	6,610	(83)
Material Holdings, LLC	Revolver	8/19/2027	353	(42)
MB2 Dental Solutions, LLC	Delayed Draw Term Loan	2/13/2026	6,570	—
MB2 Dental Solutions, LLC	Revolver	2/13/2031	1,382	—
Mercury Bidco Globe Limited	Delayed Draw Term Loan	1/31/2026	14,933	(168)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	214	—
Monk Holding Co.	Delayed Draw Term Loan	6/1/2025	917	—
More Cowbell II, LLC	Delayed Draw Term Loan	9/1/2025	916	(11)
More Cowbell II, LLC	Revolver	9/4/2029	679	—
MPG Parent Holdings, LLC	Revolver	1/8/2030	1,339	—
MPG Parent Holdings, LLC	Delayed Draw Term Loan	1/8/2027	3,087	(23)
MRI Software, LLC	Revolver	2/10/2027	6,953	—
NAVEX TopCo, Inc.	Revolver	11/9/2028	5,394	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	1/23/2025	8,249	—
NDC Acquisition Corp.	Revolver	3/9/2027	3,425	—
Neptune BidCo SAS	Delayed Draw Term Loan	4/2/2031	2,051	—
Neptune Holdings, Inc.	Revolver	8/31/2029	933	(23)
Netsmart Technologies Inc	Delayed Draw Term Loan	8/23/2026	4,345	(22)
Netsmart Technologies Inc	Revolver	8/23/2031	4,432	(22)
Noble Midco 3 Ltd	Delayed Draw Term Loan	6/10/2027	3,875	(19)
Noble Midco 3 Ltd	Revolver	6/10/2030	2,583	—
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	10/1/2026	511	(1)
North Haven Stallone Buyer, LLC	Revolver	5/24/2027	913	(2)
North Haven Ushc Acquisition Inc	Revolver	10/30/2027	1,548	—
North Haven Ushc Acquisition Inc	Delayed Draw Term Loan	8/28/2026	4,544	—
Odevo AB	Delayed Draw Term Loan	12/12/2027	32,508	(80)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	1/21/2025	4,472	—
Optimizely North America Inc	Revolver	10/31/2031	1,218	(12)
Oranje Holdco Inc	Revolver	2/1/2029	250	—
Oxford Global Resources Inc	Revolver	8/17/2027	3,085	—
Paisley Bidco Ltd	Delayed Draw Term Loan	4/18/2027	1,563	(12)
Park Place Technologies, LLC	Delayed Draw Term Loan	9/1/2025	17,767	(89)
Park Place Technologies, LLC	Revolver	3/25/2030	9,505	—
Patriot Growth Insurance Services, LLC.	Delayed Draw Term Loan	10/16/2028	1,275	—
Patriot Growth Insurance Services, LLC.	Revolver	10/16/2028	235	—
Pavion Corp.	Delayed Draw Term Loan	10/30/2025	2,559	—
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/1/2026	3,835	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	3,800	(29)
Petrus Buyer Inc	Delayed Draw Term Loan	10/17/2025	260	—
Petrus Buyer Inc	Revolver	10/17/2029	272	—
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	5,009	—
Ping Identity Holding Corp	Revolver	10/17/2028	671	—
PKF O'Connor Davies Advisory, LLC	Delayed Draw Term Loan	11/15/2026	504	—
PKF O'Connor Davies Advisory, LLC	Revolver	11/15/2031	141	(1)
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	5/29/2026	36,397	(455)
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	159	—

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/7/2026	$309	$(2)
Profile Products, LLC	Revolver	11/12/2027	353	—
Profile Products, LLC	Revolver	11/12/2027	417	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	5/8/2025	16,623	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	5/8/2025	333	—
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	4/9/2026	4,338	(5)
QBS Parent Inc	Revolver	11/7/2031	984	(5)
Qualus Power Services Corp.	Delayed Draw Term Loan	5/9/2026	12,093	—
Qualus Power Services Corp.	Delayed Draw Term Loan	10/25/2026	33,748	(169)
Rally Buyer, Inc.	Revolver	7/19/2028	25	—
Redwood Services Group, LLC	Delayed Draw Term Loan	8/15/2025	3,980	—
Relativity ODA, LLC	Revolver	5/14/2029	2,966	(74)
RFS Opco, LLC	Delayed Draw Term Loan	12/3/2025	2,381	—
RoadOne Inc	Revolver	12/29/2028	226	—
Safety Borrower Holdings LP	Revolver	9/1/2027	280	—
Sam Holding Co, Inc.	Revolver	3/24/2027	4,200	—
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/5/2025	5,900	—
Scorpio BidCo SAS	Delayed Draw Term Loan	3/10/2026	4,386	(46)
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/19/2026	12,511	—
Seahawk Bidco, LLC	Revolver	12/19/2030	3,753	(34)
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	15	—
SG Acquisition, Inc.	Revolver	4/3/2030	8,301	—
Simplicity Financial Marketing Group Holdings Inc	Delayed Draw Term Loan	12/31/2026	2,151	(11)
Simplicity Financial Marketing Group Holdings Inc	Revolver	12/31/2031	1,076	(11)
Skopima Consilio Parent LLC	Revolver	5/14/2028	4,200	(12)
Smile Doctors, LLC	Delayed Draw Term Loan	6/9/2025	1,036	—
Smile Doctors, LLC	Revolver	12/23/2027	1,233	(31)
Spaceship Purchaser Inc	Revolver	10/17/2031	10,894	(109)
Spaceship Purchaser Inc	Delayed Draw Term Loan	10/17/2026	5,447	—
Spaceship Purchaser Inc	Delayed Draw Term Loan	10/17/2027	13,072	(65)
Sparta UK Bidco Ltd	Delayed Draw Term Loan	9/25/2028	5,099	—
SpecialtyCare, Inc.	Revolver	6/18/2026	404	—
Spectrum Safety Solutions Purchaser, LLC	Delayed Draw Term Loan	7/1/2026	16,126	(121)
Spectrum Safety Solutions Purchaser, LLC	Revolver	7/1/2030	14,298	(107)
Speedster Bidco GmbH	Revolver	5/13/2031	1,801	(5)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	371	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	4/24/2026	671	—
STV Group, Inc.	Delayed Draw Term Loan	3/20/2026	6,976	(70)
STV Group, Inc.	Revolver	3/20/2031	4,186	—
Tango Bidco SAS	Delayed Draw Term Loan	10/17/2027	962	(6)
Tango Bidco SAS	Delayed Draw Term Loan	10/17/2027	2,305	—
TEI Intermediate LLC	Revolver	12/13/2031	3,096	—
TEI Intermediate LLC	Delayed Draw Term Loan	12/13/2026	8,256	(41)
Tennessee Bidco Limited	Delayed Draw Term Loan	7/1/2026	22,998	—
The Fertility Partners, Inc.	Revolver	9/16/2027	211	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	3/1/2026	35,604	—
The Hiller Companies, LLC	Delayed Draw Term Loan	6/20/2026	1,696	—

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
The Hiller Companies, LLC	Revolver	6/20/2030	$1,432	$(11)
The North Highland Co LLC	Revolver	12/20/2030	3,373	—
The North Highland Co LLC	Delayed Draw Term Loan	12/20/2026	5,903	(30)
THG Acquisition LLC	Revolver	10/31/2031	1,202	—
THG Acquisition LLC	Delayed Draw Term Loan	10/31/2026	2,598	(13)
Tricentis	Term Loan	2/11/2032	22,745	—
Tricentis	Delayed Draw Term Loan	2/11/2032	4,549	—
Tricentis	Revolver	2/11/2032	2,843	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	4/24/2025	7,907	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2028	7,269	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/20/2025	1,433	(14)
Triple Lift, Inc.	Revolver	5/5/2028	7,697	(308)
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	12/2/2026	10,766	(54)
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	28,117	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	20,901	—
Unified Women's Healthcare LP	Revolver	6/18/2029	241	—
Unified Women's Healthcare LP	Delayed Draw Term Loan	3/25/2026	2,895	—
Unified Women's Healthcare LP	Delayed Draw Term Loan	10/25/2026	44,793	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	12/13/2026	41,551	(208)
US Oral Surgery Management Holdco, LLC	Revolver	11/20/2028	3,735	—
Varicent Parent Holdings Corp	Delayed Draw Term Loan	8/23/2026	2,794	(21)
Varicent Parent Holdings Corp	Revolver	8/23/2031	1,557	(23)
Water Holdings Acquisition LLC	Delayed Draw Term Loan	7/31/2026	5,754	—
West Monroe Partners, LLC	Revolver	11/9/2027	1,443	—
West Monroe Partners, LLC	Delayed Draw Term Loan	12/18/2026	2,500	—
WHCG Purchaser III Inc	Delayed Draw Term Loan	8/2/2027	7,044	—
World Insurance Associates, LLC	Delayed Draw Term Loan	4/21/2025	14,682	—
World Insurance Associates, LLC	Revolver	4/3/2028	2,939	—
WPEngine, Inc.	Revolver	8/14/2029	6,667	(200)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/1/2026	3,286	(16)
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	1,499	—
Zellis TopCo Limited	Term Loan	8/13/2031	7,765	—
Zendesk Inc	Delayed Draw Term Loan	11/22/2025	361	(5)
Zendesk Inc	Revolver	7/23/2030	169	—
Zeus, LLC	Revolver	2/8/2030	3,426	(17)
Zeus, LLC	Delayed Draw Term Loan	2/27/2026	2,969	—
Zorro Bidco Ltd	Delayed Draw Term Loan	8/13/2027	7,647	(73)
Total Unfunded Commitments			$1,707,094	$(7,253)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of December 31, 2024 was 0.50%.
(10)The interest rate floor on these investments as of December 31, 2024 was 0.75%.
(11)The interest rate floor on these investments as of December 31, 2024 was 1.00%.
(12)The interest rate floor on these investments as of December 31, 2024 was 1.25%.
(13)The interest rate floor on these investments as of December 31, 2024 was 1.50%.
(14)The interest rate floor on these investments as of December 31, 2024 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)
(16)Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2024, the Company’s non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of December 31, 2024	Dividend and Interest Income
Non-controlled/Affiliated Investments
Blackstone Donegal Holdings LP	$5,790	$—	$—	$613	$—	$6,403	$—
Material Holdings, LLC	—	21,384	—	163	—	21,547	1,378
Material Holdings, LLC	—	5,114	—	(3,717)	—	1,397	314
Material+ Holding Company, LLC	—	—	—	—	—	—	—
Total	$5,790	$26,498	$—	$(2,941)	$—	$29,347	$1,692
(17)Loan was on non-accrual status as of December 31, 2024.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company's loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities.” As of December 31, 2024, the aggregate fair value of these securities is $13,092.5 million or 215.43% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(20)The interest rate floor on these investments as of December 31, 2024 was 3.00%.

ADDITIONAL INFORMATION

Foreign Currency Forward Contracts
Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD	56,412	CAD	80,000	3/18/2025	$719
Wells Fargo Bank, N.A.	USD	68,801	EUR	65,250	3/18/2025	1,043
Wells Fargo Bank, N.A.	USD	37,395	GBP	29,500	3/18/2025	482
Wells Fargo Bank, N.A.	USD	8,408	SEK	91,000	3/10/2025	157
Total Foreign Currency Forward Contracts						$2,401

Interest Rate Swaps
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation) (1)
SMBC Capital Markets, Inc.	November 2027 Notes	5.88%	SOFR +	1.38%	11/15/2027	$400,000	$3,995	$—	$3,995
Wells Fargo Bank, N.A.	April 2028 Notes	5.35%	SOFR +	1.65%	4/13/2028	$400,000	(5,855)	—	(5,855)
Wells Fargo Bank, N.A.	April 2028 Notes	5.35%	SOFR +	1.39%	4/13/2028	$300,000	(1,309)	—	(1,309)
Total Interest Rate Swaps							$(3,169)	$—	$(3,169)
(1)For interest rate swaps designated in qualifying hedge relationships, the change in fair value is recorded in Interest expense in the Consolidated Statements of Operations.

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

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments (1)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets
Equity - non-controlled/non-affiliated (continued)
Health Care Providers & Services
AVE Holdings I Corp.	(4)				625,944	$607	$596	0.01%
Jayhawk Holdings, LP - A-1 Common Units	(4)				2,201	392	172	0.00
Jayhawk Holdings, LP - A-2 Common Units	(4)				1,185	211	93	0.00
						1,210	861	0.01
Health Care Technology
Caerus Midco 2 S.À. R.L - Additional Vehicle Units	(4)(6)				11,710	12	1	0.00
Caerus Midco 2 S.À. R.L - Vehicle Units	(4)(6)				58,458	58	54	0.00
Healthcomp Holding Company, LLC - Preferred Interest	(4)		6.00%		9,850	985	985	0.02
						1,055	1,040	0.02
Insurance
CFCo LLC (Benefytt Technologies, Inc.) - Class B Units	(4)				14,907,400	—	—	0.00
Shelf Holdco Ltd Common Equity	(4)(6)				50,000	50	88	0.00
						50	88	0.00
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest	(4)				2,854,133	2,854	3,054	0.06
Professional Services
OHCP V TC COI, LP. - LP Interest	(4)				3,500,000	3,500	6,055	0.12
Tricor Horizon, LP	(4)(6)				385,781	386	386	0.01
						3,886	6,441	0.13
Software
Connatix Parent, LLC - Class L Common Units	(4)				42,045	462	117	0.00
Descartes Holdings, Inc	(4)				49,139	213	102	0.00
Expedition Holdco, LLC - Class A Units	(4)				90	57	40	0.00
Expedition Holdco, LLC - Class B Units	(4)				90,000	33	11	0.00
Lobos Parent, Inc. - Series A Preferred Shares	(4)		10.50%		1,545	1,506	1,819	0.04
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)				3,550,000	3,444	3,568	0.07
Mimecast Limited	(4)				651,175	651	674	0.01
TPG IX Newark CI, L.P. - LP Interests	(4)(6)				1,965,727	1,965	1,965	0.04
Zoro Common Equity	(4)				2,073	21	21	0.00
Zoro Series A Preferred Shares	(4)		12.50%		373	361	418	0.01
						8,713	8,735	0.17
Specialty Retail
CustomInk, LLC - Series A Preferred Units	(4)				384,520	5,200	7,171	0.14

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

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2023
(in thousands)

Investments—non-controlled/non-affiliated	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Quality Distribution LLC	Delayed Draw Term Loan	10/24/2025	$1,931	$(10)
Quality Distribution LLC	Revolver	7/1/2026	3,000	(135)
Qualus Power Services Corp.	Delayed Draw Term Loan	1/26/2025	3,737	—
Rally Buyer, Inc.	Revolver	7/19/2028	66	—
Rally Buyer, Inc.	Delayed Draw Term Loan	7/19/2028	75	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	53	—
Redwood Services Group, LLC	Delayed Draw Term Loan	6/15/2029	139	—
Relativity ODA, LLC	Revolver	5/12/2027	3,292	(49)
RoadOne Inc	Revolver	12/30/2028	275	—
RoadOne Inc	Delayed Draw Term Loan	12/30/2028	163	—
S&P Global Engineering Solutions	Revolver	5/2/2029	249	—
Safety Borrower Holdings LP	Revolver	9/1/2027	93	—
Sam Holding Co, Inc.	Revolver	3/24/2027	6,000	(75)
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/24/2027	9,300	—
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	432	—
Sherlock Buyer Corp.	Delayed Draw Term Loan	12/8/2028	2,794	(28)
Sherlock Buyer Corp.	Revolver	12/8/2027	1,111	(22)
Smile Doctors, LLC	Delayed Draw Term Loan	12/23/2028	2,607	(39)
Smile Doctors, LLC	Revolver	12/23/2027	1,233	(31)
Snoopy Bidco, Inc.	Delayed Draw Term Loan	5/6/2024	15,786	(237)
SpecialtyCare, Inc.	Revolver	6/18/2026	865	—
SpecialtyCare, Inc.	Delayed Draw Term Loan	6/19/2028	1,155	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	1/2/2024	155	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	371	(13)
The Fertility Partners, Inc.	Revolver	9/16/2027	127	—
Trader Corp.	Revolver	12/22/2028	830	(190)
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/29/2027	402	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2027	6,881	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	6/30/2026	11,274	(113)
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/20/2025	1,433	(14)
Triple Lift, Inc.	Revolver	5/6/2028	4,747	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	31,468	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	20,901	—
UMP Holdings, LLC	Delayed Draw Term Loan	7/15/2028	440	—
Unified Physician Management, LLC	Revolver	6/18/2029	241	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	8/16/2029	46,867	—
US Oral Surgery Management Holdco, LLC	Revolver	11/18/2027	3,233	(73)
West Monroe Partners, LLC	Revolver	11/9/2027	1,155	—
WHCG Purchaser III, Inc.	Revolver	6/22/2026	17	—
World Insurance Associates, LLC	Delayed Draw Term Loan	4/3/2028	47,025	(470)
World Insurance Associates, LLC	Revolver	4/3/2028	2,939	(59)
WPEngine, Inc.	Revolver	8/14/2029	6,667	(200)
Zendesk Inc	Revolver	11/3/2028	169	(3)
Zendesk Inc	Delayed Draw Term Loan	11/22/2028	361	(5)
Total unfunded commitments			$985,936	$(6,660)

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
On November 7, 2024, the Board of the Company approved the Adviser’s assignment of the Investment Advisory Agreement (as defined in Note 3) to Blackstone Private Credit Strategies LLC (the “New Adviser”) pursuant to Rule 2a-6 under the 1940 Act, effective January 1, 2025. The Board also approved the second amended and restated investment advisory agreement (the “Second A&R Investment Advisory Agreement”) to acknowledge such assignment. Accordingly, effective January 1, 2025, the New Adviser will become the Company’s investment adviser pursuant to the Second A&R Investment Advisory Agreement. Further, on November 7, 2024, the Board approved a sub-advisory agreement (the “Sub-Advisory Agreement”) between the Company, the New Adviser and Blackstone Credit BDC Advisors LLC (in such capacity, the “Sub-Adviser”). Accordingly, effective January 1, 2025, the Sub-Adviser will become the Company’s investment sub-adviser pursuant to the Sub-Advisory Agreement. These changes are the result of a reorganization of certain subsidiaries of Blackstone Inc. and will not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company will remain the same, as will the personnel that provide investment management services to the Company on behalf of the New Adviser or the Sub-Adviser.
On November 7, 2024, the Board of the Company approved the termination of the Administration Agreement, effective December 31, 2024, and a new administration agreement (the “New Administration Agreement”) between the Company and Blackstone Private Credit Strategies LLC (in such capacity, the “New Administrator”), effective January 1, 2025. Accordingly, effective January 1, 2025, the New Administrator will become the Company’s administrator pursuant to the New Administration Agreement. Further, on November 7, 2024, the Board approved a sub-administration agreement (the “New Sub-Administration Agreement”) between the New Administrator, on behalf of the Company, and Blackstone Alternative Credit Advisors LP. Accordingly, effective January 1, 2025, Blackstone Alternative Credit Advisors LP will become one of the Company’s sub-administrators pursuant to the New Sub-Administration Agreement. To acknowledge the change of the administrator, the Board also approved the assignment of the State Street Sub-Administration Agreement (as defined in Note 3) with State Street Bank and Trust Company from Blackstone Alternative Credit Advisors LP to the New Administrator, effective January 1, 2025. These changes will not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company will remain the same, as will the personnel that provide administrative services to the Company on behalf of the New Administrator or Blackstone Alternative Credit Advisors LP.
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
The Company consolidated the results of the Company’s wholly-owned subsidiaries which are considered to be investment companies. As of December 31, 2024, the Company's consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”), BGSL Big Sky Funding LLC (“Big Sky Funding”), BXSL CLO 2024-1 LLC (“2024-1 Issuer”), BXSL CLO 2024-1 Depositor LLC, BXSL CLO 2025-1 LLC (“BXSL CLO 2025-1”), BGSL Investments LLC (“BGSL Investments”), BXSL Associates GP (Lux) S.à r.l, BXSL Direct Lending (Lux) SCSp, BXSL C-1 LLC, and BXSL C-2 Funding LLC.
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions and, at times, may exceed the Federal Deposit Insurance Corporation insured limit. Restricted cash and cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions.
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
Where prices or inputs are not available or, in the judgment of the Board of Trustees (the “Board” or the “Board of Trustees”), with assistance of the Adviser, the Audit Committee and independent valuation firm(s), determined to be not reliable, valuation techniques based on the facts and circumstances of the particular investment will be utilized. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity. In the absence of observable, reliable market prices, the Company values its investments using various valuation methodologies applied on a consistent basis.
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

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
ASC 820 prioritizes the use of observable market prices derived from such prices. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The levels used for classifying investments are not necessarily an indication of the risk associated with investing in these securities. The three levels of the fair value hierarchy are as follows:
•Level 1: Inputs to the valuation methodology are quoted prices available in active markets for identical instruments as of the reporting date. The types of financial instruments included in Level 1 may include unrestricted securities, including equities and derivatives, listed in active markets.
•Level 2: Inputs to the valuation methodology are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. The types of financial instruments in this category may include less liquid and restricted securities listed in active markets, securities traded in other than active markets, government and agency securities and certain over-the-counter derivatives where the fair value is based on observable inputs.
•Level 3: Inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments that are included in this category may include debt and equity investments in privately held entities, collateralized loan obligations (“CLOs”) and certain over-the-counter derivatives where the fair value is based on unobservable inputs.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Board’s assessment, with the assistance of the Adviser, the Audit Committee and independent valuation firm(s), of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. Transfers between levels, if any, are recognized at the beginning of the year in which the transfer occurs.
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
Derivative Instruments
The Company recognizes all derivative instruments as assets or liabilities at fair value in its Consolidated Statements of Assets and Liabilities as Derivative assets at fair value and Derivative liabilities at fair value, respectively.

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
From time to time, the Company may enter into forward currency contracts which is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilizes forward currency contracts to economically hedge the currency exposure associated with certain foreign currency denominated assets and liabilities of the Company. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying debt the Company has, but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as net change in unrealized appreciation (depreciation). The fair value of the foreign currency forwards are included as Derivative assets at fair value or Derivative liabilities at fair value on the Company's Consolidated Statements of Assets and Liabilities. Changes in the fair value of the foreign currency forwards are presented in Net change in unrealized appreciation (depreciation): Derivative instruments and Net realized gains (losses): Derivative instruments in the Consolidated Statements of Operations.
Additionally, the Company uses interest rate swaps to mitigate interest rate risk associated with the Company's fixed rate liabilities. The fair value of the interest rate swaps are included as a Derivative assets at fair value or Derivative liabilities at fair value on the Company's Consolidated Statements of Assets and Liabilities. Changes in fair value of interest rate swaps entered into by the Company and not designated as hedging instruments are presented in Net realized gains (losses) and Net change in unrealized appreciation (depreciation) in the Consolidated Statements of Operations. The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship, and therefore the change in fair value of the hedging instrument and hedged item are recorded in Interest expense and recognized as components of Interest expense in the Consolidated Statements of Operations. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt.
The fair values of derivative instruments are presented on a net basis in the Consolidated Statements of Assets and Liabilities when they are with the same counterparty, the Company has determined it has a legal right to offset the recognized amounts, and it intends to either settle on a net basis. The Company has elected to offset cash collateral posted to or received from its counterparty against the net fair value of derivative instruments with that counterparty when an enforceable master netting agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the years ended December 31, 2024, 2023 and 2022 the Company recorded $4.7 million, $19.3 million and $4.9 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).
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

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Offering Expenses
The Company records expenses related to public equity offerings as a reduction of capital upon completion of an offering of registered securities. The costs associated with any renewals of a shelf registration statement will be expensed as incurred. For the years ended December 31, 2024 and December 31, 2022, the Company incurred no offering costs. For the year ended December 31, 2023, the Company incurred $0.4 million of offering costs in connection with its follow-on offering which were charged as a reduction of paid-in-capital.
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

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that there are no material uncertain tax positions through December 31, 2024. As applicable, the Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
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
For the years ended December 31, 2024, 2023 and 2022, the Company incurred $14.5 million, $16.8 million and $1.4 million, respectively, of U.S. federal excise tax.
Certain of the Company's consolidated subsidiaries are subject to certain U.S. federal and state income taxes. Income tax expense, if any, is included under the income category for which it applies in the Consolidated Statements of Operations.

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
Segment Reporting
The Company operates as a single reportable segment and as a result, the Company’s segment accounting policies are consistent with those described herein and the Company does not have any intra-segment sales and transfers of assets. See “Note 13. Segment Reporting” for further information.
Recent Accounting Pronouncements
In June 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”), which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” (“ASU 2023-07”). ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have a material impact on its consolidated financial statements. See “Note 13. Segment Reporting” for further information on the adoption of ASU 2023-07.
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

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Company pays the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee is borne by the shareholders. The initial term of the Investment Advisory Agreement was two years from October 1, 2018, and on May 6, 2020 and May 6, 2021, it was renewed and approved by the Board, including a majority of trustees who are not parties to the Investment Advisory Agreement or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) (the “Independent Trustees”), for a one-year period. On October 18, 2021, the Board approved the amended and restated Investment Advisory Agreement. Unless earlier terminated, the Investment Advisory Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board and by the vote of a majority of the Independent Trustees. The Investment Advisory Agreement was most recently renewed and approved by the Board, including a majority of the Independent Trustees, on May 1, 2024.
On November 7, 2024, the Board of the Company approved the Adviser’s assignment of the Investment Advisory Agreement to the New Adviser, effective January 1, 2025. The Board also approved the the Second A&R Investment Advisory Agreement to acknowledge such assignment. Accordingly, effective January 1, 2025, the New Adviser will become the Company’s investment adviser pursuant to the Second A&R Investment Advisory Agreement. Further, on November 7, 2024, the Board approved the Sub-Advisory Agreement between the Company, the New Adviser and the Sub-Adviser. Accordingly, effective January 1, 2025, the Sub-Adviser will become the Company’s investment sub-adviser pursuant to the Sub-Advisory Agreement. These changes are the result of a reorganization of certain subsidiaries of Blackstone Inc. and will not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company will remain the same, as will the personnel that provide investment management services to the Company on behalf of the New Adviser or the Sub-Adviser.
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
Base Management Fees
Starting from the consummation of the IPO, the management fee pursuant to the Investment Advisory Agreement is payable quarterly in arrears at an annual rate of 1.0% of the average value of the Company’s “gross assets” at the end of the two most recently completed calendar quarters. For purposes of the Investment Advisory Agreement, “gross assets” means the Company’s total assets determined on a consolidated basis in accordance with GAAP, excluding undrawn commitments but including assets purchased with borrowed amounts. The management fee was calculated for the quarter-ended December 31, 2021, and the quarter-ended December 31, 2023, at a weighted rate calculated based on the fee rates applicable before and after the consummation of the IPO and the expiration of the Waiver Period based on the number of days in the calendar quarter before and after the consummation of the IPO and the expiration of the Waiver Period.
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
For the year ended December 31, 2024, base management fees were $116.6 million. For the years ended December 31, 2023 and 2022, base management fees were $98.1 million and $101.7 million, respectively, of which $20.2 million and $25.4 million, respectively, were waived. The Waiver Period ended on October 28, 2023.
As of December 31, 2024 and December 31, 2023, $32.3 million and $23.0 million, respectively, was payable to the Adviser relating to management fees.

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
(ii) Capital gains based incentive fees:
Starting from the completion of the IPO, the second part of the incentive fee, a capital gains based incentive fee, is determined and payable in arrears as of the end of each calendar year in an amount equal to 17.5% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains based incentive fees as calculated in accordance with GAAP.
Prior to the IPO, the second part of the incentive fee, a capital gains based incentive fee, was determined and payable in arrears as of the end of each calendar year in an amount equal to 15.0% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains based incentive fees as

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
calculated in accordance with GAAP. However, similar to the voluntary waivers referenced above, the Adviser voluntarily waived its right to receive a capital gains based incentive fee above 15% from the date of consummation of the IPO through the Waiver Period. The Company will accrue, but will not pay, a capital gains based incentive fee with respect to unrealized appreciation because a capital gains based incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. Amounts waived by the Adviser are not subject to recoupment by the Adviser.
For the year ended December 31, 2024, the Company accrued income based incentive fees of $150.1 million. For the years ended December 31, 2023 and 2022, the Company accrued income based incentive fees of $134.2 million and $97.2 million, respectively, of which $15.6 million and $13.9 million, respectively, were waived. The Waiver Period ended on October 28, 2023.
As of December 31, 2024 and December 31, 2023, $38.7 million and $34.4 million, respectively, was payable to the Adviser for income based incentive fees.
The Company accrued no capital gains based incentive fees for the year ended December 31, 2024. For the years ended December 31, 2023 and 2022, the Company reversed previously accrued capital gains based incentive fees of $(5.5) million and $(11.9) million, respectively.
As of December 31, 2024 and December 31, 2023, no amount was payable to the Adviser for capital gains based incentive fees.
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
On November 7, 2024, the Board of the Company approved the termination of the Administration Agreement, effective December 31, 2024, and the New Administration Agreement between the Company and the New Administrator, effective January 1, 2025. Accordingly, effective January 1, 2025, the New Administrator will become the Company’s administrator pursuant to the New Administration Agreement. Further, on November 7, 2024, the Board approved the New Sub-Administration Agreement between the New Administrator, on behalf of the Company, and Blackstone Alternative Credit Advisors LP. Accordingly, effective January 1, 2025, Blackstone Alternative Credit Advisors LP will become one of the Company’s sub-administrators pursuant to the New Sub-Administration Agreement. To acknowledge the change of the administrator, the Board also approved the assignment of the State Street Sub-Administration Agreement with State Street Bank and Trust Company (as defined in Note 3 —Sub-Administration and Custody Agreement) from Blackstone Alternative Credit Advisors LP to the New Administrator, effective January 1, 2025. These changes will not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company will remain the same, as will the personnel that provide administrative services to the Company on behalf of the New Administrator or Blackstone Alternative Credit Advisors LP.
For providing these services, the Company will reimburse the Administrator for its costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals (including information technology professionals) at the Administrator that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator has not

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
historically, and does not currently, calculate the amount of rent and other occupancy costs allocable to the Company and has not indicated an intention to seek reimbursement from the Company for such costs. Thus, the Administrator has waived its right to any reimbursement for rent and other occupancy costs for prior periods, including the years ended December 31, 2024, 2023 and 2022. The Administrator cannot recoup any expenses that the Administrator has previously waived. However, in future periods, the Administrator may choose to establish an allocation methodology to calculate these costs and seek reimbursement from the Company, in which case the Company will accrue and reimburse the Administrator for such costs for that period.
For the years ended December 31, 2024, 2023 and 2022, the Company incurred $2.6 million, $2.2 million and $2.7 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Consolidated Statements of Operations. As of December 31, 2024 and December 31, 2023, $1.5 million and $1.1 million, respectively, was unpaid and included in Due to affiliates in the Consolidated Statements of Assets and Liabilities.
Sub-Administration and Custody Agreement
On October 1, 2018, the Administrator entered into a sub-administration agreement (the “State Street Sub-Administration Agreement”) with State Street Bank and Trust Company (the “State Street Sub-Administrator”) under which the State Street Sub-Administrator provides various accounting and administrative services to the Company. The State Street Sub-Administrator also serves as the Company’s custodian (the “Custodian”). The initial term of the State Street Sub-Administration Agreement was two years from the effective date and after expiration of the initial term and the State Street Sub-Administration Agreement shall automatically renew for successive one-year periods, unless a written notice of non-renewal is delivered prior to 120 days prior to the expiration of the initial term or renewal term.
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
Pursuant to the Expense Support Agreement, following any calendar quarter in which Available Operating Funds (as defined below) exceeded the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (the “Excess Operating Funds”), the Company was required to pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar quarter were reimbursed. Any payments required to be made by the Company to the Adviser are referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
The Expense Support Agreement terminated by its own terms on October 28, 2021. The Company’s obligation to make Reimbursement Payments survived the termination of the Expense Support Agreement and may be made for a period of up to three years, in accordance with the terms of the Expense Support Agreement. The Company’s obligation to make a Reimbursement Payment becomes a liability of the Company on the last business day of the applicable calendar quarter. As of December 31, 2024 and 2023, there were no amounts subject to the Reimbursement Payment obligation.
As of December 31, 2024 and December 31, 2023, there were no unreimbursed Expense Payments remaining. For the years ended December 31, 2024, 2023 and 2022, the Adviser made no Expense Payments. For the years ended December 31, 2024, 2023 and 2022, the Company made no Reimbursement Payments related to Expense Payments by the Adviser.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Other Related Party Transactions
In the ordinary course of the Company’s business, the Company and its subsidiaries may buy loans from, and sell loans, to other investors, including QIA FIG Glass Holding Limited or its subsidiaries (“QIA”), on an arm’s-length basis. As a result of its ownership of more than 5% of the Company’s Common Shares, QIA is considered to be a “related person.” For the year ended December 31, 2024, the Company purchased a loan from QIA with a par value of $3.4 million for a total cash purchase price based on then-current fair value (at the time of purchase) of $3.4 million.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2024			December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$12,959,332	$12,830,389	98.0%	$9,817,402	$9,722,061	98.5%
Second lien debt	122,634	119,184	0.9	43,347	41,515	0.4
Unsecured debt	33,644	33,521	0.3	9,930	9,924	0.1
Equity	77,609	109,424	0.8	63,480	94,940	1.0
Total	$13,193,219	$13,092,518	100.0%	$9,934,159	$9,868,440	100.0%
The industry composition of investments at fair value was as follows:

	December 31, 2024	December 31, 2023
Aerospace & Defense	4.4%	5.2%
Air Freight & Logistics	3.0	4.2
Auto Components (1)	0.0	—
Building Products	2.4	3.2
Chemicals	0.3	0.1
Commercial Services & Supplies	7.7	7.8
Construction & Engineering	0.8	0.5
Containers & Packaging	0.2	0.2
Distributors	3.1	5.7
Diversified Consumer Services	4.6	3.9
Diversified Telecommunication Services	1.0	1.4
Electric Utilities	1.1	0.6
Electrical Equipment	0.8	1.1
Electronic Equipment, Instruments & Components	1.9	1.3
Energy Equipment & Services	0.2	0.4
Financial Services	0.3	1.4
Ground Transportation	0.2	0.2
Health Care Equipment & Supplies	0.7	0.6
Health Care Providers & Services	9.2	10.7
Health Care Technology	5.0	5.1
Industrial Conglomerates	—	0.1
Insurance	7.4	5.4
Interactive Media & Services	0.5	—

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2024	December 31, 2023
Internet & Direct Marketing Retail	2.4%	3.2%
IT Services	4.4	2.9
Life Sciences Tools & Services	0.6	—
Machinery (2)	0.2	0.0
Marine	0.4	0.3
Media	0.4	0.1
Oil, Gas & Consumable Fuels	0.6	1.0
Paper & Forest Products	0.1	0.1
Pharmaceuticals	0.2	0.2
Professional Services	8.4	7.8
Real Estate Management & Development	1.1	0.9
Software	20.1	17.4
Specialty Retail	1.3	1.7
Technology Hardware, Storage & Peripherals	0.6	0.8
Trading Companies & Distributors	1.0	0.5
Transportation Infrastructure	3.4	4.0
Total	100.0%	100.0%
(1)Amount rounds to less than 0.1% as of December 31, 2024.
(2)Amount rounds to less than 0.1% as of December 31, 2023.
The geographic composition of investments at cost and fair value was as follows:

	December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$11,663,322	$11,595,231	88.6%	190.8%
Europe	1,138,542	1,104,837	8.4	18.2
Canada	241,124	242,103	1.8	4.0
Bermuda/Cayman Islands	149,595	149,735	1.2	2.5
Asia	636	612	0.0	0.0
Total	$13,193,219	$13,092,518	100.0%	215.5%

	December 31, 2023
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$9,381,707	$9,317,684	94.4%	188.2%
Canada	275,579	278,103	2.8	5.6
Europe	276,437	272,180	2.8	5.5
Bermuda/Cayman Islands	436	473	0.0	0.0
Total	$9,934,159	$9,868,440	100.0%	199.3%

As of December 31, 2024 and December 31, 2023, four borrowers (across five loans) and one borrower (one loan) in the portfolio were on non-accrual status, respectively.

As of December 31, 2024 and December 31, 2023, on a fair value basis, 99.8% and 99.9%, respectively, of performing debt investments bore interest at a floating rate and 0.2% and 0.1%, respectively, of performing debt investments bore interest at a fixed rate.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 5. Fair Value Measurements
The following tables present the fair value hierarchy of financial instruments:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$115,753	$12,714,636	$12,830,389
Second lien debt	—	—	119,184	119,184
Unsecured debt	—	—	33,521	33,521
Equity	—	—	109,424	109,424
Total	$—	$115,753	$12,976,765	$13,092,518

	December 31, 2023
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$157,858	$9,564,203	$9,722,061
Second lien debt	—	—	41,515	41,515
Unsecured debt	—	—	9,924	9,924
Equity	—	—	94,940	94,940
Total	$—	$157,858	$9,710,582	$9,868,440

Within Investments at fair value, substantially all Equity investments are illiquid and privately negotiated in nature and are subject to contractual sale constraints or other restrictions pursuant to their respective governing or similar agreements.
The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	For the Year Ended December 31, 2024
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total
Fair value, beginning of period	$9,564,203	$41,515	$9,924	$94,940	$9,710,582
Purchases of investments	3,911,214	79,441	23,669	14,129	4,028,453
Proceeds from principal repayments and sales of investments	(789,651)	(271)	—	(492)	(790,414)
Accretion of discount/amortization of premium	38,337	116	45	—	38,498
Net realized gain (loss)	(19,498)	—	—	492	(19,006)
Net change in unrealized appreciation (depreciation)	(34,427)	(1,617)	(117)	355	(35,806)
Transfers into Level 3 (1)	45,260	—	—	—	45,260
Transfers out of Level 3 (1)	(802)	—	—	—	(802)
Fair value, end of period	$12,714,636	$119,184	$33,521	$109,424	$12,976,765
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2024 included in net change in unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$(33,283)	$(1,619)	$(118)	$356	$(34,664)

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	For the Year Ended December 31, 2023
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total
Fair value, beginning of period	$9,275,511	$46,336	$—	$150,949	$9,472,796
Purchases of investments	1,492,985	1,935	9,924	3,915	1,508,759
Proceeds from principal repayments and sales of investments	(1,114,974)	(7,351)	—	(65,465)	(1,187,790)
Accretion of discount/amortization of premium	50,516	58	6	—	50,580
Net realized gain (loss)	(15,095)	(49)	—	13,482	(1,662)
Net change in unrealized appreciation (depreciation)	(37,739)	586	(6)	(7,941)	(45,100)
Transfers into Level 3 (1)	4,938	—	—	—	4,938
Transfers out of Level 3 (1)	(91,939)	—	—	—	(91,939)
Fair value, end of period	$9,564,203	$41,515	$9,924	$94,940	$9,710,582
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2023 included in net change in unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$(38,013)	$374	$(6)	$(6,437)	$(44,082)
(1)For the years ended December 31, 2024 and 2023, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. These tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	December 31, 2024
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$12,546,382	Yield Analysis	Discount Rate	7.00%	22.67%	10.15%
	102,316	Market Quotations	Broker quoted price	97.00	100.57	100.08
	63,879	Asset Recoverability	Market Multiple	10.00x	10.75x	10.40x
	2,059	Asset Recoverability	Discount Rate	10.33%	10.92%	10.36%
	12,714,636
Investments in second lien debt	119,184	Yield Analysis	Discount Rate	8.86%	16.73%	11.52%
Investments in unsecured debt	33,521	Yield Analysis	Discount Rate	7.71%	13.94%	10.12%
Investments in equity	69,633	Market Approach	Performance Multiple	2.30x	30.00x	10.11x
	21,697	Yield Analysis	Discount Rate	9.54%	19.47%	15.55%
	14,499	Option Pricing Model	Expected Volatility	23.50%	70.50%	34.03%
	3,166	Asset Recoverability	Market Multiple	10.00x	10.75x	10.50x
	429	Transaction Price	N/A
	109,424
Total	$12,976,765

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
The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. Significant increases in discount rates would result in a significantly lower fair value measurement. The significant unobservable input used for market quotations are broker quoted prices provided by independent pricing services. The significant unobservable input used under the market approach is the Performance Multiple. The significant unobservable inputs used under the asset recoverability approach are the market multiple and discount rate. Significant decreases in quoted prices, Performance Multiples, or market multiples would result in a significantly lower fair value measurement. The significant input used in the option pricing model is expected volatility. Significant increases or decreases in expected volatility could result in a significantly higher or significantly lower fair market value measurement, respectively.
Financial Instruments Not Carried at Fair Value
Debt
The fair value of the Company’s SPV Financing Facilities (as defined in Note 7) and Revolving Credit Facility (as defined in Note 7), as of December 31, 2024 and December 31, 2023, approximates their carrying value as the credit facilities have variable interest based on selected short-term rates. These financial instruments would be categorized as Level 3 within the hierarchy.
The following table presents the fair value measurements of the Company's Unsecured Notes (as defined in Note 7) had they been accounted for at fair value. These financial instruments would be categorized as Level 3 within the hierarchy as of December 31, 2024 and December 31, 2023.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2024	December 31, 2023
	Fair Value	Fair Value
2026 Notes	$788,880	$763,085
New 2026 Notes	672,420	643,814
2027 Notes	608,725	583,633
2028 Notes	590,200	561,129
November 2027 Notes	406,440	—
April 2028 Notes	698,460	—
2024-1 Notes	457,568	—
Total	$4,222,693	$2,551,661
Other
As of December 31, 2024 and December 31, 2023 the carrying amounts of the Company’s other assets and liabilities approximate fair value. These financial instruments would be categorized as Level 3 within the fair value hierarchy.
Note 6. Derivatives
The Company enters into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate risk exposures.
The net fair value of interest rate derivative contracts are included within Derivative assets at fair value or Derivative liabilities at fair value in the Consolidated Statements of Assets and Liabilities.
The following table presents the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments as of December 31, 2024:

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$2,401	$—	$2,401	$171,016
Interest rate swaps	—	3,995	—	3,995	400,000
Total Derivative assets at fair value	$—	$6,396	$—	$6,396	$571,016

Derivative Liabilities
Foreign currency forward contracts	$—	$—	$—	$—	$—
Interest rate swaps	—	(7,164)	—	(7,164)	700,000
Total Derivative liabilities at fair value	$—	$(7,164)	$—	$(7,164)	$700,000

In the table above:
•The notional amount represents the absolute value amount of all outstanding derivative contracts.
•All foreign currency derivatives are not designated in hedge relationships.
•All interest rate swaps are designated in fair value hedge relationships.
•The fair value has been presented prior to the application of counterparty netting or cash collateral netting.
The Company held no derivative financial instruments as of December 31, 2023.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Offsetting of Derivative Instruments
The Company has elected to offset cash collateral posted to or received from its counterparty against the net fair value of derivative instruments with that counterparty. The following table presents the offsetting of the Company’s derivative financial instruments as of December 31, 2024:

	As of December 31, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Cash Collateral Offset	Net Amount Derivative Asset	Cash Collateral Received (1)	Cash Collateral Received Not Offset (2)
SMBC Capital Markets, Inc.	$3,995	$—	$—	$3,995	$—	$—
Wells Fargo Bank, N.A.	2,401	(2,401)	—	—	—	—
	$6,396	$(2,401)	$—	$3,995	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Cash Collateral Offset	Net Amount Derivative Liabilities	Cash Collateral Posted (1)	Cash Collateral Posted Not Offset (2)
SMBC Capital Markets, Inc.	$—	$—	$—	$—	$1,770	$1,770
Wells Fargo Bank, N.A.	(7,164)	2,401	4,763	—	7,800	3,037
	$(7,164)	$2,401	$4,763	$—	$9,570	$4,807
(1)No non-cash collateral has been posted to or received from counterparties related to derivative assets or derivative liabilities.
(2)Cash collateral posted to or received from counterparties has been offset against the derivative position with those counterparties to the extent an amount is available to be offset. Cash collateral posted to or received from counterparties in excess of the net derivative positions and not offset is recorded in the Consolidated Statements of Assets and Liabilities as Receivable from Broker or Payable to Broker, respectively.
Hedging
The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship.
The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the years ended December 31, 2024 and December 31, 2023.
For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item are recorded in Interest expense and recognized as components of Interest expense in the Consolidated Statements of Operations.

	For the Year Ended December 31,
	2024	2023
Interest rate swaps	$(2,045)	$—
Hedged items	$2,896	$—
The table below presents the carrying value of unsecured borrowings as of December 31, 2024 and December 31, 2023 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	December 31, 2024		December 31, 2023
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured notes	$1,082,389	$(2,896)	$—	$—

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On September 25, 2018, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of December 31, 2024 and December 31, 2023, the Company’s asset coverage was 185.7% and 200.3%, respectively.
SPV Financing Facilities
The following wholly-owned subsidiaries of the Company have entered into secured financing facilities, as described below: Jackson Hole Funding, Breckenridge Funding, Big Sky Funding, and BXSL CLO 2025-1 which are collectively referred to as the “SPVs,” and such secured financing facilities described below are collectively referred to as the “SPV Financing Facilities.”
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
As of December 31, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.
Jackson Hole Funding Facility
On November 16, 2018, Jackson Hole Funding, the Company’s wholly-owned subsidiary that holds primarily originated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended and restated on December 16, 2021, and amended effective as of September 16, 2022, November 15, 2023, December 18, 2023, and December 19, 2024 and as further amended from time to time, the “Jackson Hole Funding Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent, Citibank, N.A., serves as collateral agent and securities intermediary, Virtus Group, LP serves as collateral administrator and the Company serves as portfolio manager under the Jackson Hole Funding Facility.
Prior to December 19, 2024, advances under the Jackson Hole Funding Facility bore interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advances (which is the three-month term SOFR for dollar advances), plus the applicable margin of 2.375% per annum for certain foreign currency advances to 2.525% per annum for dollar advances. From and after December 19, 2024, advances under the Jackson Hole Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advances (which is the three-month Term SOFR for dollar advances), plus the applicable margin of 1.95% per annum for all advances. Jackson Hole Funding is required to utilize a minimum percentage of 75% of the financing commitments. Unused amounts below such minimum utilization amount accrue a fee at a rate of, prior to December 19, 2024, 1.775% per annum, and from and after December 19, 2024, 1.50% per annum. In addition, Jackson Hole Funding pays a commitment fee of 0.48% per annum on the average daily unused amount of the financing commitments in excess of the minimum utilization amount until November 28, 2025. Jackson Hole Funding also pays to JPM an administrative agency fee, in addition to certain other fees, each as agreed between Jackson Hole Funding and JPM.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The maximum commitment amount of the Jackson Hole Funding Facility as of December 31, 2024 was $500.0 million. The Jackson Hole Funding Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Jackson Hole Funding Facility to up to $900.0 million. Proceeds from borrowings under the Jackson Hole Funding Facility may be used to fund portfolio investments by Jackson Hole Funding and to make advances under delayed draw term loans where Jackson Hole Funding is a lender. The period during which Jackson Hole Funding may make borrowings under the Jackson Hole Funding Facility expires on November 28, 2025 and the Jackson Hole Funding Facility is scheduled to mature on May 17, 2027.
Breckenridge Funding Facility
On December 21, 2018, Breckenridge Funding, the Company’s wholly-owned subsidiary that holds primarily syndicated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended on June 11, 2019, August 2, 2019, September 27, 2019, April 13, 2020, October 5, 2021, February 28, 2022, May 19, 2022, November 1, 2023, January 17, 2024, and December 18, 2024, and as further amended from time to time, the “Breckenridge Funding Facility”) with BNP Paribas (“BNP”). BNP serves as administrative agent, Wells Fargo Bank, National Association (“Wells Fargo”) serves as collateral agent and the Company serves as servicer under the Breckenridge Funding Facility.
Prior to December 18, 2024, advances under the Breckenridge Funding Facility bore interest at a per annum rate equal to the three-month Term SOFR (or other base rate) in effect, plus an applicable margin of 1.70%, 2.05% or 2.30% per annum, as applicable, depending on the nature of the advances being requested under the facility. Effective December 18, 2024, advances under the Breckenridge Funding Facility bear interest at a per annum rate equal to the three-month Term SOFR (or other base rate) in effect, plus an applicable margin of 1.90% per annum for all advances. From and after June 17, 2027, the applicable margin for advances under the Breckenridge Funding Facility will increase to 2.40% per annum. Breckenridge Funding pays a commitment fee of 0.70% per annum if the unused facility amount is greater than 50% or 0.35% per annum if the unused facility amount is less than or equal to 50% and greater than 25%, based on the average daily unused amount of the financing commitments until June 18, 2027, in addition to certain other fees as agreed between Breckenridge Funding and BNP.
Proceeds from borrowings under the Breckenridge Funding Facility may be used to fund portfolio investments by Breckenridge Funding and to make advances under delayed draw and revolving loans where Breckenridge Funding is a lender. The period during which Breckenridge Funding may make borrowings under the Breckenridge Funding Facility expires on June 18, 2027 and the Breckenridge Funding Facility is scheduled to mature on June 18, 2029.
Big Sky Funding Facility
On December 10, 2019, Big Sky Funding, the Company’s wholly-owned subsidiary, entered into a senior secured revolving credit facility (which was subsequently amended on December 30, 2020, September 30, 2021, amended and restated on June 29, 2022, amended on March 30, 2023, amended on June 25, 2024, amended on September 25, 2024, amended on November 20, 2024, and as further amended from time to time, the “Big Sky Funding Facility”) with Bank of America, N.A. (“Bank of America”). Bank of America serves as administrative agent, Wells Fargo serves as collateral administrator and the Company serves as manager under the Big Sky Funding Facility.
Advances under the Big Sky Funding Facility bear interest at a per annum rate equal to the one-month Term SOFR in effect, plus the applicable margin of (a) until September 25, 2024, 1.80% per annum, (b) from September 25, 2024 to November 19, 2024, a range between 1.50% and 1.95% per annum depending on the nature of the collateral securing the advances, subject to a floor of 1.80% per annum, and (c) from and after November 20, 2024, 1.85% per annum. Big Sky Funding is required to utilize a minimum percentage of 80% of the financing commitments. Unused amounts below such minimum utilization amount accrue a fee at a rate of 1.60% per annum. In addition, Big Sky Funding pays an unused fee of 0.45% per annum on the daily unused amount of the financing commitments in excess of the minimum utilization amount, commencing three months after the closing date of the Big Sky Funding Facility, in addition to certain other fees as agreed between Big Sky Funding and Bank of America.
The maximum commitment amount of the Big Sky Funding Facility as of December 31, 2024 was $650.0 million. The Big Sky Funding Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Big Sky Funding Facility to up to $800.0 million. Proceeds from borrowings under the Big Sky Funding Facility may be used to fund portfolio investments by Big Sky Funding and to make advances under revolving loans or delayed draw term loans where Big Sky Funding is a lender. The period during which Big Sky Funding may make borrowings

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
under the Big Sky Funding Facility expires on March 30, 2027 and the Big Sky Funding Facility is scheduled to mature on September 30, 2027.
BXSL 2025-1 Facility
On December 27, 2024, BXSL CLO 2025-1, the Company’s wholly-owned subsidiary created to hold primarily private credit loan investments, entered into a senior secured credit facility (as amended from time to time, the “BXSL 2025-1 Facility”) with BNP. BNP serves as administrative agent, Wilmington Trust, National Association (“Wilmington Trust”) serves as collateral custodian and the Company serves as collateral manager under the BXSL 2025-1 Facility.
Advances under the BXSL 2025-1 Facility bear interest at a per annum rate equal to the three-month Term SOFR (or other base rate) in effect, plus an applicable margin of 1.65% per annum for all advances. From and after December 27, 2026, the applicable margin for advances under the BXSL 2025-1 Facility will increase to 2.15% per annum.
Proceeds from borrowings under the BXSL 2025-1 Facility may be used to fund portfolio investments by BXSL 2025-1 Facility and to make advances under corporate loans where BXSL CLO 2025-1 is a lender. The period during which BXSL 2025-1 Facility may make borrowings under the BXSL 2025-1 Facility expires on December 27, 2026, and the BXSL 2025-1 Facility is scheduled to mature on December 27, 2028.
Revolving Credit Facility
On June 15, 2020, the Company entered into a senior secured revolving credit facility (which was most recently amended on August 6, 2024 and as further amended from time to time, the “Revolving Credit Facility”) with Citibank, N.A. (“Citi”) serving as administrative agent and collateral agent.
The Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. As of December 31, 2024, a portion of the Revolving Credit Facility consists of (A) funded term loans in the aggregate principal amount of $413.5 million and (B) revolving commitments in the aggregate principal amount of $1.8 billion and the Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $175.0 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries in the ordinary course of business. Availability of the revolver under the Revolving Credit Facility will terminate on August 12, 2028 (other than with respect to the foreign currency commitments of certain lenders in the amount of $200.0 million, which expire on June 28, 2026) and all amounts outstanding under the Revolving Credit Facility must be repaid by August 12, 2029 (other than with respect to the foreign currency commitments of certain lenders in the amount of $200.0 million which mature on June 28, 2027) pursuant to an amortization schedule.
Loans under the Revolving Credit Facility with respect to foreign currency commitments of certain lenders in the amount of $200.0 million bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by Citi, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.5% and (c) one month adjusted Term SOFR plus 1% per annum) plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 0.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.875%, and (y) for all other loans, the applicable benchmark rate for the related interest period for such borrowing plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 1.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.875%. All other loans under the Revolving Credit Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by Citi, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.5% and (c) one month adjusted Term SOFR plus 1% per annum) plus (A) if the gross borrowing base is equal to or greater than 2.0 times the combined revolving debt amount, 0.525%, (B) if the gross borrowing base less than 2.0 times and is equal to or greater than 1.6 times the combined revolving debt amount, 0.650%, or (C) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.775%, and (y) for all other loans, the applicable benchmark rate for the related interest period for such borrowing plus (A) if the gross borrowing base is equal to or greater than 2.0 times the combined revolving debt amount, 1.525%, (B) if the gross borrowing base is less than 2.0 times and is equal to or greater than 1.6 times the combined revolving debt amount, 1.650%, or (C) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.775%. The Company will pay an unused fee of 0.325% per annum on the daily unused amount of the

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
revolver commitments (other than with respect to the foreign currency commitments of certain lenders in the amount of $200.0 million, for which the Company pays an unused fee of 0.375%). The Company pays letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the Revolving Credit Facility.
The Company’s obligations to the lenders under the Revolving Credit Facility are secured by a first priority security interest in substantially all of the Company’s assets.
In connection with the Revolving Credit Facility, the Company has made certain customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. In addition, the Company must comply with the following financial covenants: (a) the Company must maintain a minimum shareholders’ equity, measured as of each fiscal quarter-end; and (b) the Company must maintain at all times a 150% asset coverage ratio.
The Revolving Credit Facility contains customary events of default for similar financing transactions. Upon the occurrence and during the continuation of an event of default, Citi may terminate the commitments and declare the outstanding advances and all other obligations under the Revolving Credit Facility immediately due and payable.
As of December 31, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
Unsecured Notes
The Company issued unsecured notes, as further described below: 2026 Notes, New 2026 Notes, 2027 Notes, 2028 Notes and November 2027 Notes and April 2028 Notes (each as defined below) which are collectively referred to herein as the “Unsecured Notes.”
The Unsecured Notes contain certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act, whether or not it is subject to those requirements, and to provide financial information to the holders of the Unsecured Notes and U.S. Bank Trust Company, National Association (the “Trustee”) if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in each respective indenture governing the Unsecured Notes (the “Unsecured Notes Indentures”).
In addition, on the occurrence of a “change of control repurchase event,” as defined in each respective Unsecured Notes Indenture, the Company will generally be required to make an offer to purchase the outstanding Unsecured Notes at a price equal to 100% of the principal amount of such Unsecured Notes plus accrued and unpaid interest to the repurchase date.
As of December 31, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.
2026 Notes
On October 23, 2020 and December 1, 2020, the Company issued $500.0 million aggregate principal amount and $300.0 million aggregate principal amount, respectively, of 3.625% notes due 2026 (the “2026 Notes”) pursuant to a supplemental indenture, dated as of October 23, 2020 (and together with the indenture, dated as of July 15, 2020 (the “Base Indenture”), the “2026 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
The 2026 Notes will mature on January 15, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the 2026 Notes Indenture. The 2026 Notes bear interest at a rate of 3.625% per year payable semi-annually on January 15 and July 15 of each year, commencing on July 15, 2021. The 2026 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company's existing and future indebtedness that is expressly subordinated in right of payment to the 2026 Notes, rank pari-passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company's subsidiaries, financing vehicles or similar facilities.

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
The New 2026 Notes will mature on September 16, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the New 2026 Notes Indenture. The New 2026 Notes bear interest at a rate of 2.750% per year payable semi-annually on March 16 and September 16 of each year, commencing on September 16, 2021. The New 2026 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the New 2026 Notes, rank pari-passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
2027 Notes
On July 23, 2021, the Company issued $650.0 million aggregate principal amount of 2.125% notes due 2027 (the “2027 Notes”) pursuant to a supplemental indenture, dated as of July 23, 2021 (and together with the Base Indenture, the “2027 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
The 2027 Notes will mature on February 15, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the 2027 Notes Indenture. The 2027 Notes bear interest at a rate of 2.125% per year payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2022. The 2027 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2027 Notes, rank pari-passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
2028 Notes
On September 30, 2021, the Company issued $650.0 million in aggregate principal amount of its 2.850% notes due 2028 (the “2028 Notes”) pursuant to a supplemental indenture, dated as of September 30, 2021 (and together with the Base Indenture, the “2028 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
The 2028 Notes will mature on September 30, 2028 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the 2028 Notes Indenture. The 2028 Notes bear interest at a rate of 2.850% per year payable semi-annually on March 30 and September 30 of each year, commencing on March 30, 2022. The 2028 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 2028 Notes, rank pari-passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
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

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The November 2027 Notes will mature on November 15, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the November 2027 Notes Indenture. The November 2027 Notes bear interest at a rate of 5.875% per year payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2024. The November 2027 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the November 2027 Notes, rank pari-passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
In connection with the November 2027 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the November 2027 Notes in a qualifying hedge accounting relationship.
April 2028 Notes
On October 15, 2024 and December 16, 2024, the Company issued $400.0 million aggregate principal amount and $300.0 million aggregate principal amount, respectively, of 5.350% notes due 2028 (the “April 2028 Notes”) pursuant to a supplemental indenture, dated as of October 15, 2024 (and together with the Base Indenture, the “April 2028 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
The April 2028 Notes will mature on April 13, 2028 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the April 2028 Notes Indenture. The April 2028 Notes bear interest at a rate of 5.350% per year payable semi-annually on April 13 and October 13 of each year, commencing on April 13, 2025. The April 2028 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the April 2028 Notes, rank pari-passu with all existing and future unsecured indebtedness issued by the Company that are not so subordinated, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
In connection with the April 2028 Notes, the Company entered into interest rate swaps to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated these interest rate swaps and the April 2028 Notes in a qualifying hedge accounting relationship.
Debt Securitizations
The Company has determined that the securitization vehicles noted below operate as an extension of the Company and therefore, will be consolidated by the Company.
2024-1 CLO Debt Securitization
On November 21, 2024, the Company completed a $746.8 million term debt securitization (the “2024-1 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the 2024-1 Debt Securitization (collectively, the “2024-1 Notes”) were issued by 2024-1 Issuer, an indirectly wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of private credit loans and participation interests therein.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents information on the secured and unsecured notes issued and the secured loans incurred in the 2024-1 Debt Securitization:

		December 31, 2024
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes (2)	Senior Secured Floating Rate	$—	SOFR + 1.51%	Aaa
Class A-L Loans (2)	Senior Secured Floating Rate	412,500	SOFR + 1.51%	Aaa
Class B Notes	Senior Secured Floating Rate	45,000	SOFR + 1.78%	Aa2
Class C Notes (1)	Mezzanine Secured Deferrable Floating Rate	52,500	SOFR + 2.00%	A2
Total Secured Notes		510,000
Subordinated Notes (1)	Subordinated	236,770	None	Not Rated
Total 2024-1 Notes		$746,770	None
(1)The Company retained all of the Class C Notes and the Subordinated Notes issued in the 2024-1 Debt Securitization which are eliminated in consolidation.
(2)Upon a conversion of the Class A-L Loans in accordance with the Indenture and the Class A-L Loan Agreement, the Aggregate Outstanding Amount of the Class A Notes may be increased by up to $412.5 million and the Aggregate Outstanding Amount of the Class A-L Loans reduced by a corresponding amount.
The Company (through its wholly-owned and consolidated subsidiary, BXSL CLO 2024-1 Depositor LLC) retained all of the Class C Notes and the Subordinated Notes issued in the 2024-1 Debt Securitization in part in exchange for the Company’s sale and contribution to the 2024-1 Issuer of the initial closing date portfolio. The 2024-1 Notes are scheduled to mature on October 20, 2036; however the 2024-1 Notes may be redeemed by the 2024-1 Issuer, at the direction of the Company through its holder of the Subordinated Notes (through BXSL CLO 2024-1 Depositor LLC), on any business day after October 20, 2026. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the 2024-1 Issuer. The Class A Notes, Class A-L Loans, Class B Notes and Class C Notes are secured obligations of the 2024-1 Issuer, the Subordinated Notes are the unsecured obligations of the 2024-1 Issuer, and the indenture governing the 2024-1 Notes includes customary covenants and events of default.
The 2024-1 Notes have not been, and will not be, registered under the Securities Act, or any state securities or “blue sky” laws and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from registration.
The Company serves as collateral manager to the 2024-1 Issuer under a collateral management agreement and has agreed to irrevocably waive all collateral management fees payable pursuant to the collateral management agreement.
The following presents the assets and liabilities of the 2024-1 Issuer, after giving effect to the elimination of intercompany balances. The assets of the 2024-1 Issuer are restricted to be used to settle the obligations of 2024-1 Issuer. The liabilities of the 2024-1 Issuer are only the obligations of the 2024-1 Issuer and the creditors (or beneficial interest holders) do not have recourse to the Company.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

December 31, 2024
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments	$736,551
Total investments at fair value	736,551
Cash and cash equivalents (restricted cash of $2,499)	2,499
Interest receivable from non-controlled/non-affiliated investments	8,268
Total assets	$747,318
LIABILITIES
Debt (net of unamortized debt issuance costs of $2,417)	$455,083
Interest payable	3,125
Total liabilities	$458,208
The Company’s outstanding debt obligations were as follows:

	December 31, 2024
	Aggregate Principal Committed	Outstanding Principal	Carrying Value	Unamortized Debt Issuance Costs	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility (3)	$500,000	$399,874	$399,874	$—	$100,126	$100,126
Breckenridge Funding Facility	1,175,000	649,350	649,350	—	525,650	525,650
Big Sky Funding Facility	650,000	400,000	400,000	—	250,000	227,766
BXSL 2025-1 Facility	400,000	—	—	—	400,000	400,000
Revolving Credit Facility (4)	2,225,000	1,287,140	1,287,140	—	937,860	937,860
2026 Notes	800,000	800,000	798,145	1,855	—	—
New 2026 Notes	700,000	700,000	696,980	3,020	—	—
2027 Notes	650,000	650,000	644,167	5,833	—	—
2028 Notes	650,000	650,000	642,963	7,037	—	—
November 2027 Notes (5)	400,000	400,000	397,898	5,818	—	—
April 2028 Notes (5)	700,000	700,000	684,491	8,897	—	—
2024-1 Notes	457,500	457,500	455,083	2,417	—	—
Total	$9,307,500	$7,093,864	$7,056,091	$34,877	$2,213,636	$2,191,402
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in U.S. dollars (USD) or certain other permitted currencies. As of December 31, 2024, the Company had no borrowings denominated in currencies other than USD.
(4)Under the Revolving Credit Facility, the Company may borrow in U.S. dollars or certain other permitted currencies. As of December 31, 2024, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 38.2 million
•Euros (EUR) 277.7 million
•British Pounds (GBP) 266.3 million
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
(4)Under the Revolving Credit Facility, the Company may borrow in USD or certain other permitted currencies. As of December 31, 2023, the Company had non-USD borrowings denominated in the following currencies:
•Canadian Dollars (CAD) 1.0 million
•Euros (EUR) 94.4 million
•British Pounds (GBP) 66.9 million
As of December 31, 2024 and December 31, 2023, $53.4 million and $38.7 million, respectively, of interest expense and $0.6 million and $1.2 million, respectively, of unused commitment fees were included in interest payable.
For the years ended December 31, 2024, 2023 and 2022, the weighted average interest rate (including unused fees, accretion of net discounts on unsecured debt and the impact of the application of hedge accounting) on all borrowings outstanding was 5.32%, 4.93%, and 3.46%, respectively.
For the years ended December 31, 2024, 2023 and 2022, the weighted average all-in cost of debt (including unused fees, accretion of net discounts on unsecured debt, amortization of deferred financing costs, and the impact of the application of hedge accounting) was 5.42%, 5.05% and 3.55%, respectively.
For the years ended December 31, 2024, 2023 and 2022, the average principal debt outstanding was $6,014.3 million, $5,275.4 million and $5,732.6 million, respectively.
The components of interest expense were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Borrowing interest expense	$306,379	$246,642	$187,035
Facility unused fees	4,605	4,971	2,131
Amortization of deferred financing costs	6,101	5,471	4,008
Amortization of original issue discount and debt issuance costs	9,899	9,336	10,405
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	2,045	—	—
Hedged items	(2,896)	—	—
Total Interest Expense	$326,133	$266,420	$203,579
Cash paid for interest expense	$297,469	$256,478	$182,152

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 8. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2024 and December 31, 2023, the Company had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate amount of $1.7 billion and $985.9 million, respectively.
Additionally, from time to time, the Adviser and its affiliates may commit to an investment on behalf of the investment vehicles it manages, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of December 31, 2024 and December 31, 2023, the Company estimates that $162.3 million and $221.3 million, respectively, of investments were committed but not yet funded.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2024 and December 31, 2023, management is not aware of any material pending legal proceedings.
Note 9. Net Assets
Shares Issued
The Company has the authority to issue an unlimited number of Common Shares at $0.001 per share par value.
On October 28, 2021, the Company priced its IPO, and the Company’s Common Shares began trading on the NYSE under the symbol “BXSL.”
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
As of December 31, 2024, the Company is party to eight separate equity distribution agreements with sales agents (“Equity Distribution Agreements”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $500.0 million of its Common Shares. Sales of Common Shares made pursuant to the Equity Distribution Agreements may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415(a)(5) under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of the Company’s Common Shares, the Company’s capital needs, and the Company’s determination of the appropriate sources of funding to meet such needs. As of December 31, 2024, Common Shares with an aggregate sales price of $112.0 million remained available for issuance under the Equity Distribution Agreements.
The following table summarizes the total Common Shares issued and proceeds received, for the year ended December 31, 2024, through the “at-the-market” offering program:

Issuances of Common Shares	Number of Common Shares Issued	Gross Proceeds	Placement Fees/Offering Expenses	Net Proceeds (2)	Average Share Price (1)
“At-the-market” Offering	35,385,159	$1,047,683	$6,226	$1,041,457	$29.43
(1)Represents the net offering price per share after deducting placement fees and commissions and offering expenses.
(2)The Company received $4.4 million of proceeds subsequent to December 31, 2024 on January 2, 2025. The amount was recorded as Receivable for shares sold in the Consolidated Statement of Assets and Liabilities.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table summarizes the total Common Shares issued and proceeds received, for the year ended December 31, 2023, through the “at-the-market” offering program:

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
Distributions
The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2024 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 28, 2024	March 31, 2024	April 26, 2024	$0.7700	$147,743
May 8, 2024	June 30, 2024	July 26, 2024	0.7700	152,706
August 7, 2024	September 30, 2024	October 25, 2024	0.7700	160,912
November 12, 2024	December 31, 2024	January 24, 2025	0.7700	170,751
Total distributions			$3.0800	$632,112
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
The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2022 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
October 18, 2021 (1)	January 18, 2022	May 13, 2022	$0.1000	$16,927
October 18, 2021 (1)	March 16, 2022	May 13, 2022	0.1500	25,454
February 23, 2022	March 31, 2022	May 13, 2022	0.5300	89,937
October 18, 2021 (1)	May 16, 2022	August 12, 2022	0.2000	33,995
May 2, 2022	June 30, 2022	August 12, 2022	0.5300	89,169
October 18, 2021 (1)	July 18, 2022	November 14, 2022	0.2000	32,976
August 30, 2022	September 30, 2022	November 14, 2022	0.6000	97,094
November 2, 2022	December 30, 2022	January 31, 2023	0.6000	96,882
Total distributions			$2.9100	$482,434
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
Pursuant to the Company’s dividend reinvestment plan, the following table summarizes the amounts and shares issued to shareholders who have not opted out of the Company’s DRIP during the year ended December 31, 2024 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 26, 2024	$5,614	206,465
April 26, 2024	5,293	173,614
July 26, 2024	5,074	173,720
October 25, 2024	5,082	170,818
Total distributions	$21,063	724,617
The following table summarizes the amounts and shares issued to shareholders who have not opted out of the Company's DRIP during the year ended December 31, 2023 (dollars in thousands except share amounts):

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
For the years ended December 31, 2024 and December 31, 2023, the Company did not repurchase any of its shares under the 10b-18 Plan.
The following table summarizes the shares repurchased under the Company 10b5-1 Plan during the year ended December 31, 2022 (dollars in thousands except share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 - April 30, 2022	—	$—	—	$262,000
May 1 - May 31, 2022	774,558	$25.24	774,558	$242,447
June 1 - June 30, 2022	1,313,782	$24.49	1,313,782	$210,275
July 1 - July 31, 2022	2,394,113	$23.20	2,394,113	$154,736
August 1 - August 31, 2022	2,223,389	$24.22	2,223,389	$100,886
September 1 - September 30, 2022	2,251,657	$24.14	2,251,657	$46,527
October 1 - October 31, 2022	2,002,432	$23.67	2,002,432	$—
Total Repurchases	10,959,931		10,959,931

Note 10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2024	2023	2022
Net increase (decrease) in net assets resulting from operations	$694,097	$611,951	$404,556
Weighted average shares outstanding (basic and diluted)	201,372,008	167,615,433	166,072,919
Earnings (loss) per common share (basic and diluted)	$3.45	$3.65	$2.44

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
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the years ended December 31, 2024, 2023 and 2022, permanent differences were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Undistributed net investment income (loss)	$54,084	$32,895	$60,532
Accumulated net realized gain (loss)	$(39,560)	$(15,911)	$(58,963)
Paid In Capital	$(14,524)	$(16,984)	$1,569
During the years ended December 31, 2024, 2023 and 2022, permanent differences were principally related to $14.5 million, $16.8 million and $1.4 million, respectively, of U.S. federal excise taxes and $0.0 million, $0.2 million and $0.2 million, respectively, of non-deductible offering costs.
For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of December 31, 2024, 2023 and 2022, there were none.
The following reconciles the increase in net assets resulting from operations to taxable income for the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,
	2024 (1)	2023	2022
Net increase (decrease) in net assets resulting from operations	$694,097	$611,951	$404,556
Net change in unrealized (appreciation) depreciation	13,485	54,573	122,149
Realized gains (losses) for tax not included in book income	4,362	(917)	(60)
Non-deductible capital gains based incentive fees	—	(5,506)	(11,883)
Other non-deductible expenses and excise taxes	14,524	16,984	1,542
Realized losses for tax not recognized	10,674	—	—
Taxable/distributable income	$737,142	$677,085	$516,304
(1)Tax information for the fiscal year ended December 31, 2024 is estimated and is not considered final until the Company files its tax return.
The components of accumulated gains (losses) as calculated on a tax basis for the years ended December 31, 2024, 2023 and 2022 were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Distributable ordinary income	$413,107	$281,140	$104,577
Distributable capital gains	—	26,953	37,000
Capital losses carried forward	(10,674)	—	—
Other temporary book/tax differences	—	—	(5,506)
Net change in unrealized appreciation/(depreciation) on investments	(75,896)	(58,065)	(10,194)
Total accumulated under-distributed (over-distributed) earnings	$326,537	$250,028	$125,877

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized by the Company may get carried forward indefinitely, and retain their character as short-term and/or long-term losses. Any such losses will be deemed to arise on the first day of the next taxable year. Capital losses for the years ended December 31, 2024, 2023 and 2022, which will be deemed to arise on the first day of the tax years ended December 31, 2025, 2024 and 2023, were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Short-term	$—	$—	$—
Long-term	$10,674	$—	$—

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2024, December 31, 2023 and December 31, 2022 were as follows:

	For the Year Ended December 31,
	2024	2023	2022
Gross unrealized appreciation	$111,961	$86,757	$88,353
Gross unrealized depreciation	(210,627)	(146,095)	(129,296)
Net change in unrealized appreciation (depreciation)	$(98,666)	$(59,338)	$(40,943)

Tax cost of investments	$13,191,184	$9,927,777	$9,658,192
During the year ended December 31, 2024, $607.8 million and $24.3 million of the dividends declared were derived from ordinary income and capital gains, respectively, as determined on a tax basis.
During the year ended December 31, 2023, $456.8 million and $47.9 million of the dividends declared were derived from ordinary income and capital gains, respectively, as determined on a tax basis.
During the year ended December 31, 2022 , $470.0 million and $12.4 million of the dividends declared were derived from ordinary income and capital gains, respectively, as determined on a tax basis.
BGSL Investments, a wholly-owned subsidiary that was formed in 2019, is a Delaware LLC which has elected to be treated as a corporation for U.S. tax purposes. As such, BGSL Investments is subject to certain U.S. Federal, state and local taxes. For the years ended December 31, 2024, 2023, and 2022, BGSL Investments LLC recorded an income tax provision of $1.7 million, $0.0 million and $0.0 million, respectively. For the years ended December 31, 2024 and 2023, BGSL Investments LLC recorded a net deferred tax liability of $1.7 million and $0.0 million, respectively, which is significantly related to GAAP to tax outside basis difference in investment in certain partnership interests and included within Accrued expenses and other liabilities in the Consolidated Statements of Assets and Liabilities.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 12. Financial Highlights and Senior Securities
The following are the financial highlights for the years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019 and for the period ended December 31, 2018:

	For the Year Ended December 31,
	2024	2023	2022	2021
Per Share Data (1):
Net asset value, beginning of period	$26.66	$25.93	$26.27	$25.20
Net investment income	3.51	3.90	2.91	2.43
Net change in unrealized and realized gain (loss)	(0.06)	(0.24)	(0.47)	0.76
Net increase (decrease) in net assets resulting from operations	3.45	3.66	2.44	3.19
Distributions declared (2)	(3.08)	(2.94)	(2.91)	(2.03)
Net increase (decrease) in net assets from capital share transactions	0.36	0.01	0.13	(0.09)
Total increase (decrease) in net assets	0.73	0.73	(0.34)	1.07
Net asset value, end of period	$27.39	$26.66	$25.93	$26.27
Market value, end of period	$32.31	$27.64	$22.35	$34.00
Shares outstanding, end of period	221,892,184	185,782,408	160,362,861	169,274,033
Total return based on NAV (3)	13.7%	14.7%	10.3%	12.6%
Total return based on market value (4)	29.8%	37.4%	(26.1)%	32.1%
Ratios:
Ratio of net expenses to average net assets (5)	11.2%	10.9%	8.4%	7.2%
Ratio of net investment income to average net assets (5)	12.8%	14.6%	11.1%	9.3%
Portfolio turnover rate	6.9%	13.4%	9.9%	35.4%
Supplemental Data:
Net assets, end of period	$6,076,521	$4,952,041	$4,158,966	$4,447,479
Asset coverage ratio	185.7%	200.3%	174.8%	180.2%

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	For the Year Ended December 31,		For the Period Ended December 31,
	2020	2019	2018 (6)
Per Share Data (1):
Net asset value, beginning of period	$26.02	$24.57	$25.00
Net investment income	2.51	2.18	0.17
Net change in unrealized and realized gain (loss)	(0.22)	0.96	(0.57)
Net increase (decrease) in net assets resulting from operations	2.29	3.14	(0.40)
Distributions declared (2)	(2.30)	(2.00)	—
Net increase (decrease) in net assets from capital share transactions	(0.81)	0.31	(0.03)
Total increase (decrease) in net assets	(0.82)	1.45	(0.43)
Net asset value, end of period	$25.20	$26.02	$24.57
Market value, end of period	N/A	N/A	N/A
Shares outstanding, end of period	129,661,586	64,289,742	9,621,319
Total return based on NAV (3)	6.5%	14.4%	(1.7)%
Total return based on market value (4)	N/A	N/A	N/A
Ratios:
Ratio of net expenses to average net assets (5)	6.5%	8.5%	8.9%
Ratio of net investment income to average net assets (5)	10.4%	8.5%	6.1%
Portfolio turnover rate	46.8%	31.5%	—%
Supplemental Data:
Net assets, end of period	$3,267,809	$1,673,117	$236,365
Asset coverage ratio	230.0%	215.1%	227.8%
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
(5)Amounts are annualized except for expense support amounts relating to organizational costs, excise tax, and management fee and income based incentive fee waivers by the Adviser (refer to Note 3). For the years ended December 31, 2024, 2023, 2022, 2021, 2020, 2019 and the period ended December 31, 2018, the ratio of total operating expenses to average net assets was 11.2%, 11.7%, 9.3%, 7.4%, 6.4%, 8.5% and 14.1%, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser which represented 0.0%, (0.8)%, (0.9)%, (0.2)%, (0.1)%, 0.0% and 5.2%, respectively, of average net assets. The Waiver Period ended on October 28, 2023.
(6)The period ended December 31, 2018 represents the period from November 20, 2018 (commencement of operations) to December 31, 2018.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following is information about the Company’s senior securities as of the dates indicated in the below table:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Subscription Facility (5)
December 31, 2024	$—	$—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	119,752	2,151	—	N/A
December 31, 2018	—	—	—	N/A
Jackson Hole Funding Facility
December 31, 2024	399,874	1,857	—	N/A
December 31, 2023	233,019	2,003	—	N/A
December 31, 2022	360,019	1,748	—	N/A
December 31, 2021	361,007	1,802	—	N/A
December 31, 2020	362,316	2,300	—	N/A
December 31, 2019	514,151	2,151	—	N/A
December 31, 2018	120,000	2,278	—	N/A
Breckenridge Funding Facility
December 31, 2024	649,350	1,857	—	N/A
December 31, 2023	741,700	2,003	—	N/A
December 31, 2022	825,000	1,748	—	N/A
December 31, 2021	568,680	1,802	—	N/A
December 31, 2020	569,000	2,300	—	N/A
December 31, 2019	820,311	2,151	—	N/A
December 31, 2018	65,000	2,278	—	N/A
Big Sky Funding Facility
December 31, 2024	400,000	1,857	—	N/A
December 31, 2023	480,906	2,003	—	N/A
December 31, 2022	499,606	1,748	—	N/A
December 31, 2021	499,606	1,802	—	N/A
December 31, 2020	200,346	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
BXSL 2025-1 Facility
December 31, 2024	—	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Revolving Credit Facility
December 31, 2024	$1,287,140	$1,857	—	N/A
December 31, 2023	682,258	2,003	—	N/A
December 31, 2022	678,378	1,748	—	N/A
December 31, 2021	915,035	1,802	—	N/A
December 31, 2020	182,901	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2023 Notes (6)
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	400,000	1,748	—	N/A
December 31, 2021	400,000	1,802	—	N/A
December 31, 2020	400,000	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2026 Notes
December 31, 2024	800,000	1,857	—	N/A
December 31, 2023	800,000	2,003	—	N/A
December 31, 2022	800,000	1,748	—	N/A
December 31, 2021	800,000	1,802	—	N/A
December 31, 2020	800,000	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
New 2026 Notes
December 31, 2024	700,000	1,857	—	N/A
December 31, 2023	700,000	2,003	—	N/A
December 31, 2022	700,000	1,748	—	N/A
December 31, 2021	700,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2027 Notes
December 31, 2024	650,000	1,857	—	N/A
December 31, 2023	650,000	2,003	—	N/A
December 31, 2022	650,000	1,748	—	N/A
December 31, 2021	650,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
2028 Notes
December 31, 2024	$650,000	$1,857	—	N/A
December 31, 2023	650,000	2,003	—	N/A
December 31, 2022	650,000	1,748	—	N/A
December 31, 2021	650,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
November 2027 Notes
December 31, 2024	400,000	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
April 2028 Notes
December 31, 2024	700,000	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2024-1 Notes
December 31, 2024	457,500	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
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

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 13. Segment Reporting
The Company operates as a single reportable segment and derives revenues from investing primarily in originated loans and other securities, including broadly syndicated loans, of U.S. private companies and manages the business on a consolidated basis.
The chief operating decision maker (“CODM”) is comprised of the Company’s co-chief executive officers and chief financial officer. The primary performance metric provided to the CODM to assess performance and make operating decisions is Net increase (decrease) in net assets resulting from operations which is reported on the Consolidated Statement of Operations.
Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. These key metrics, in addition to other factors, are utilized by the CODM to determine allocation of profits, such as for investment or the amount of dividends to be distributed to the Company’s shareholders. As the Company operates as a single reporting segment, the segment net assets are reported on the Consolidated Statements of Assets and Liabilities as Total net assets and the significant segment expenses are listed on the Consolidated Statement of Operations.
Note 14. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of December 31, 2024, except as discussed below.
On February 26, 2025 the Board declared a distribution of $0.77 per share, to shareholders of record as of March 31, 2025, which is payable on or about April 25, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.
Item 9A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer. Based upon this evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are (a) effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our Co-Chief Executive Officers and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2024 was effective.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Management
Our business and affairs are managed under the direction of the Board. Our Board elects the Company’s executive officers, who serve at the discretion of the Board. The responsibilities of the Board include, among other things, the oversight of our investment activities, the quarterly and non-quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities. Our Board consists of seven-members, five of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by the Board. These individuals are referred to as independent trustees. In addition to the information provided below, each trustee possesses the following attributes, which the Board believes has prepared them to be effective trustees: Mr. Bass, experience as an executive and service as a board member; Ms. Collins, experience as an executive and service as a board member of another registered management investment company; Ms. Fuller, experience as an executive and service as a board member of other registered management investment companies; Mr. Clark, experience as an investment professional; Ms. Greene, experience as an executive and service as a board member of a national market system exchange; Mr. Marshall, experience as an executive, investment professional and leadership roles with Blackstone Credit & Insurance and Blackstone; and Mr. Sawhney, experience as an executive and leadership roles with Blackstone,
Effective October 18, 2021, the Board was divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I trustees will expire at the 2025 annual meeting of shareholders; the terms of our Class II trustees will expire at the 2026 annual meeting of shareholders; and the terms of our Class III trustees will expire at the 2027 annual meeting of shareholders. On September 12, 2024, the Company held its 2024 annual meeting of shareholders, at which, among other things, our Class III trustees were elected to the Board to serve as trustees until the later of the Company’s 2027 annual meeting of shareholders or until their successors have been duly elected and qualified.
Trustees
Information regarding the Board is as follows:

Name	Year of Birth	Position	Trustee Class	Trustee Since
Interested Trustee:
Brad Marshall	1972	Trustee, Chairperson, and Co-Chief Executive Officer	Class III	2018
Vikrant Sawhney	1970	Trustee	Class I	2021
Independent Trustees:
Robert Bass	1949	Trustee	Class II	2018
Tracy Collins	1963	Trustee	Class III	2018
Vicki Fuller	1957	Trustee	Class I	2020
James F. Clark	1961	Trustee	Class I	2020
Michelle Greene	1969	Trustee	Class II	2022

Executive Officers Who are Not Trustees

Name	Year of Birth	Position	Officer Since
Jonathan Bock	1982	Co-Chief Executive Officer	2023
Carlos Whitaker	1976	President	2021
Teddy Desloge	1988	Chief Financial Officer	2023
Katherine Rubenstein	1978	Chief Operating Officer	2021
Matthew Alcide	1987	Chief Accounting Officer (CAO) and Treasurer	2023
Oran Ebel	1979	Chief Legal Officer and Secretary	2023
William Renahan	1969	Chief Compliance Officer	2022
Stacy Wang	1989	Head of Stakeholder Relations	2023
Lucie Enns	1990	Chief Securities Counsel	2024
Trustees
Our trustees have been divided into two groups—interested trustees and independent trustees. An interested trustee is an “interested person” as defined in Section 2(a)(19) of the 1940 Act.
Interested Trustees
Brad Marshall (Portfolio Manager), Trustee, Senior Managing Director, Global Head of Private Credit Strategies for BXCI, Chairman and Co-CEO of the Company and Blackstone Private Credit Fund (“BCRED”). Mr. Marshall is the Global Head of Private Credit Strategies, Chairman and Co-CEO of both the Company and BCRED for BXCI based in New York. Prior to joining Blackstone in 2005, Mr. Marshall worked in various roles at the Royal Bank of Canada (“RBC”), including fixed income research and business development within RBC’s private equity funds effort. Prior to RBC, Mr. Marshall helped develop a private equity funds business for TAL Global, a Canadian asset management division of CIBC, and prior to that, he co-founded a microchip verification software company where he served as Chief Financial Officer. Mr. Marshall received an M.B.A. from McGill University in Montreal and a B.A. (Honors) in Economics from Queen’s University in Kingston, Canada. Mr. Marshall is also a trustee of BCRED.
Vikrant Sawhney, Trustee, Senior Managing Director, Chief Administrative Officer of Blackstone, Global Head of Institutional Client Solutions. Mr. Sawhney is Blackstone’s Chief Administrative Officer, Global Head of Institutional Client Solutions, and a member of the firm’s Management Committee. Since joining Blackstone in 2007, Mr. Sawhney started Blackstone Capital Markets and also served as the Chief Operating Officer of the Private Equity group. Before joining Blackstone, Mr. Sawhney worked as a Managing Director at Deutsche Bank, and prior to that at the law firm of Simpson Thacher & Bartlett. Mr. Sawhney currently sits on the Board of the Blackstone Charitable Foundation. He is also the Board Chair of Dream, an east Harlem-based educational and social services organization, and a trustee of Quinnipiac University. He graduated magna cum laude from Dartmouth College, where he was elected to Phi Beta Kappa. He received a J.D., cum laude, from Harvard Law School. Mr. Sawhney is also a trustee of BCRED.
Independent Trustees
Robert Bass. Mr. Bass served as a Vice Chairman of Deloitte & Touche LLP from 2006 through June 2012, and was a Partner in Deloitte from 1982 through June 2012, where he specialized in e-commerce, mergers and acquisitions, SEC filings and related issues. At Deloitte, Mr. Bass was responsible for all services provided to Forstmann Little and its portfolio companies and was the advisory partner for Blackstone, DIRECTV, 24 Hour Fitness, McKesson, IMG and CSC. In addition, he has been an advisory partner for RR Donnelley, Automatic Data Processing, Community Health Systems, and Avis Budget. Mr. Bass has served on the board of directors of Sims Metal Management (ASX: SGM.AX) and as a member of the risk and audit committee from September 2013 to December 31, 2018, including as Chairman of the risk and audit committee from November 2014, the board of directors and as a member of the audit committee of Groupon, Inc. (NASDAQ: GRPN) since 2012, including as Chairman of the audit committee since 2013, the board of directors and as a member of the audit committee of Apex Tool Group, LLC since December 2014, including as Chairman of the audit committee since April 2015, the board of directors and as Chairman of the audit committee of New Page Corporation from January 2013 (emergence from chapter XI) to January 2015 (sale of the company), the board of directors and as Chairman of the audit committee of Redfin Corporation

(NASDAQ: RDFN) since October 2016, and the board of directors and as Chairman of the audit committee of Lucky Strike Entertainment Corp (NYSE: LUCK) (formerly, Bowlero Corporation) since December 2021. Mr. Bass is a certified public accountant licensed in New York and Connecticut. He is a member of the American Institute of Certified Public Accountants and the Connecticut State Society of Certified Public Accountants. Mr. Bass is also a trustee of BCRED.
Tracy Collins. Ms. Collins is an independent finance professional and from 2013 to 2017, served as CEO to SmartFinance LLC, a Fintech startup purchased by MidFirst Bank in December of 2017. During her career in financial services, Ms. Collins worked as a Senior Managing Director (Partner) and Head of Asset-Backed Securities Research at Bear Stearns & Co., Inc. for six years and prior to that, as a Managing Director (Partner) and Head of Asset-Backed Securities and Structured Products at Credit Suisse (formerly known as Credit Suisse First Boston) for nine years. During her tenure as a structured product specialist, Ms. Collins was consistently recognized as a “First Team All American Research Analyst.” Ms. Collins served as an independent director for KKR Financial from August 2006 to May 2014. She graduated from the University of Texas at Austin in the Plan II Honors Program. Ms. Collins is also a trustee of BCRED.
Vicki Fuller. Ms. Fuller has served on the board of directors, board of trustees, and key committees for eight for-profit companies. From 2012 to 2018, Ms. Fuller served as the Chief Investment Officer, at New York State Common Retirement Fund (“NYS Common”). Prior to NYS Common, Ms. Fuller had a 27-year career at AllianceBernstein in New York City, a global investment manager, where her final position was Managing Director of the institutional team accountable for business development and client services to the large public pension plan market. Earlier in her career, Ms. Fuller also served roles at Standard and Poor’s and Morgan Stanley. Ms. Fuller received her M.B.A. from the University of Chicago and her B.S.B.A. from Roosevelt University. Ms. Fuller is also a trustee of BCRED.
James F. Clark. Mr. Clark also serves as a Partner and generalist on the investment team of Sound Shore Management, Inc. (“Sound Shore”), which he joined in 2004. Mr. Clark is responsible for the firm’s investments in energy, industrials, materials, and utilities. His tenure also includes heading Sound Shore’s Governance Committee and having served on its Investment and Operating Committees. Previously, Mr. Clark worked at Credit Suisse First Boston (“CSFB”) from 1984 to 2004, most recently as a Managing Director from 1996 to 2004. At CSFB, Mr. Clark served as Head of US Equity Research, from 2000 to 2004, and as the firm’s International and Domestic Oil Analyst, from 1989 to 2000. Mr. Clark has an M.B.A. from Harvard University and a B.A. from Williams College, cum laude and with highest honors. Mr. Clark also served as a winter adjunct faculty member at Williams College, from 2020 to 2024. Mr. Clark is also a trustee of BCRED.
Michelle Greene. Ms. Greene is a board member, President Emeritus and Advisor of the Long-Term Stock Exchange (“LTSE”), a venture-backed, SEC-approved National Market System exchange with listing standards designed to support long-term focused visionary companies. She also is a board member of the Exchange’s parent company, LTSE Group. Ms. Green is an adjunct professor at Columbia University’s School of International and Public Affairs, where she has taught for over a decade. She serves on Advisory Boards for the Aspen Institute Business & Society Program, and the Berkeley Center for Law and Business at UC-Berkeley School of Law. Ms. Greene is an honorary board member at Halcyon, a non-profit incubator of impact-driven businesses. Previously, she worked on financial markets and financial institutions policy, as well as financial crisis response, at the U.S. Department of the Treasury, where she served under two administrations. Ms. Greene also was Senior Vice President and Head of Global Corporate Responsibility at the New York Stock Exchange (“NYSE”), where she launched and led its global corporate responsibility team, advised Fortune 500 companies on their sustainability programs and served as Executive Director of the NYSE Foundation. Ms. Greene was a consultant at McKinsey & Company, led the Carr Center for Human Rights Policy at Harvard University, and begun her career as a corporate securities lawyer. Ms. Greene has served on World Economic Forum advisory boards on financial inclusion and gender parity as Executive Director of the President’s Advisory Council on Financial Literacy and Financial Inclusion, and as a member of the White House Council on Women and Girls. as well as on a number of non-profit boards. Ms. Greene graduated from Dartmouth College and received a J.D. from Harvard Law School. Ms. Greene is also a trustee of BCRED.
Executive Officers Who Are Not Trustees
Jonathan Bock, Senior Managing Director, Co-CEO of the Company and BCRED, Global Head of Market Research for BXCI. Mr. Bock is a Senior Managing Director and the Co-CEO of the Company and BCRED, and Global Head of Market Research for BXCI based in New York. Prior to joining Blackstone, Mr. Bock was the Chief Executive Officer of Barings Business Development Companies. In addition to this role, he served as the Co-Chief Executive Officer and President of Barings Private Credit Corporation, and Chief Financial Officer of Barings Capital Investment Corporation, Barings Corporate Investors, and Barings Participation Investors. Prior to joining Barings in 2018, Mr. Bock was a Managing Director and Senior Equity Analyst at Wells Fargo Securities specializing in BDCs. He was the chief author of a leading BDC quarterly research publication: the BDC Scorecard. He is also published in the Journal of Alternative Investments. Prior to Wells Fargo, Mr. Bock followed the BDC industry at Stifel Nicolaus & Company and A.G. Edwards Inc. Prior to entering sell-side research in 2006, Mr. Bock was an equity portfolio manager/analyst at Busey Wealth Management in Champaign, Illinois. Mr. Bock holds a B.S. in Finance from the University of Illinois College of Business and is a member of the CFA Institute.
Carlos Whitaker, Senior Managing Director, President of the Company and BCRED. Mr. Whitaker is a Senior Managing Director and the President of the Company and BCRED for BXCI based in New York. Before joining Blackstone in 2021, Mr. Whitaker was at Credit Suisse, where he was a Managing Director and held senior executive roles in the Global Markets division, including Head of New York Advisory Sales and Co-Head of Europe, Middle East, & Africa Advisory Sales. Mr. Whitaker received a Bachelor of Arts from the Plan II Honors Program, a Bachelor of Business Administration in Accounting, and a Master of Professional Accounting from the University of Texas at Austin, where he graduated with honors as a Sommerfeld Scholar. He is a member of the McCombs School of Business Advisory Council at the University of Texas at Austin. He also sits on the boards of New York for McCombs and Apollo Theater in Harlem.
Teddy Desloge (Portfolio Manager), Managing Director, Chief Financial Officer of the Company and BCRED. Mr. Desloge is a Managing Director and serves as the Chief Financial Officer and Portfolio Manager of the Company and BCRED for BXCI. Since joining Blackstone in 2015, Mr. Desloge has been involved with investment management of various direct lending funds and has focused on origination, research, and execution of private and opportunistic credit investments across industries, supporting Blackstone Credit & Insurance’s Private Credit Strategies. Prior to joining Blackstone Credit & Insurance in 2015, Mr. Desloge focused on origination, research and execution of private credit investments at Gefinor Capital. He started his career in the Leveraged Finance Group at Jefferies. Mr. Desloge graduated from Hobart & William Smith Colleges with a B.A. and a major in Economics.
Katherine Rubenstein, Managing Director, Chief Operating Officer of North America Private Credit, Chief Operating Officer of the Company and BCRED. Ms. Rubenstein is a Managing Director and the Chief Operating Officer of North America Private Credit for BXCI based in New York. Ms. Rubenstein serves as Chief Operating Officer of the Company and BCRED. Since joining Blackstone in 2015, Ms. Rubenstein created and led the GSO Advantage platform (now Value Creation Program), which brings Blackstone’s broad set of capabilities to drive operational efficiencies and growth for BXCI’s portfolio companies. She subsequently created and led the Blackstone Advantage program, focusing on building networks and expanding access to resources for portfolio companies across Blackstone business units. Before joining Blackstone, Ms. Rubenstein originated senior secured loans and equipment finance opportunities in the industrial, consumer, and retail sectors for GE Capital and prior to that worked in brand management at World Kitchen. Ms. Rubenstein received an M.B.A. from The Johnson Graduate School of Management at Cornell University, where she was a Roy H. Park Leadership Fellow, and an AB from Dartmouth College. Ms. Rubenstein is on the Blackstone Charitable Foundation Leadership Council and on the Board of Let’s Get Ready, a non-profit organization that provides low-income and first generation to college students support to gain admission to and graduate from college.
Matthew Alcide, Managing Director, Chief Accounting Officer and Treasurer of the Company and BCRED. Mr. Alcide is a Managing Director and the Chief Accounting Officer and Treasurer of the Company and BCRED for BXCI based in New York. Mr. Alcide leads the BXCI BDC Finance Group where he oversees the accounting and financial reporting for Blackstone’s business development companies, BXSL and BCRED. Prior to joining Blackstone, Mr. Alcide was a Director in the New York and London offices of PricewaterhouseCoopers where he provided assurance and accounting services to companies and investment funds across the asset management, investment banking and broker-dealer industries with a focus on SEC registrants and other publicly traded entities. Mr. Alcide graduated magna cum laude from Providence College with a B.S. in Accounting. Mr. Alcide is a Certified Public Accountant licensed in the State of New York.
Oran Ebel, Managing Director, Chief Legal Officer and Secretary of the Company and BCRED. Mr. Ebel is Deputy General Counsel of Blackstone Credit & Insurance and a Managing Director in the Legal & Compliance Group. Mr. Ebel oversees legal matters relating to Blackstone Credit & Insurance’s BDCs, is responsible for legal matters relating to Blackstone Credit & Insurance’s Private Credit investments and plays a key role overseeing other legal functions relating to Blackstone Credit & Insurance’s business. Prior to joining Blackstone in 2013, Mr. Ebel was an associate in the Finance Group of Debevoise & Plimpton LLP in New York. Mr. Ebel received an A.B., cum laude, from Princeton University and a J.D., cum laude, from New York University School of Law.

William Renahan, Managing Director, Chief Compliance Officer of the Company and BCRED. Mr. Renahan is a Managing Director in the Legal & Compliance Group and serves as the Chief Compliance Officer of Blackstone’s Registered Funds. Prior to joining Blackstone, Mr. Renahan was a Senior Managing Director at Duff & Phelps Investment Management and served as Chief Compliance Officer of its investment adviser and affiliated registered investment companies. He graduated with a B.A. from Hobart College, a J.D. with honors from Albany Law School, and a Master of Laws in Taxation from New York University School of Law. He is admitted to practice law in New York State and holds Series 7 and 24 FINRA licenses.
Stacy Wang, Managing Director and Head of Stakeholder Relations of the Company and BCRED. Ms. Wang is a Managing Director and the Head of Stakeholder Relations for the Company and BCRED for BXCI based in New York. Prior to Ms. Wang’s current role, Ms. Wang focused on fundraising, product strategy, and client relationships across private and opportunistic credit products for institutional and retail investors. Prior to joining Blackstone in 2015, Ms. Wang worked as an Investment Banking Associate at Natixis, where she focused on leveraged finance and M&A transactions. Ms. Wang graduated from the Stern School of Business at New York University with a B.S. in Finance and Journalism.
Lucie Enns, Senior Vice President, Chief Securities Counsel of the Company and BCRED. Ms. Enns is a Senior Vice President in the Legal & Compliance Group. Before joining Blackstone in 2021, Ms. Enns was an attorney at Simpson Thacher & Bartlett in the funds group, focusing on alternative investment products including BDCs, interval funds, and closed-end funds. Prior to that, she worked at K&L Gates in the investment management group with a focus on mutual funds, ETFs, and closed-end funds. Ms. Enns holds a B.S. in Political Science, cum laude, from the University of Alabama, and a J.D., summa cum laude, from American University.
Board Leadership Structure
The Board is currently composed of seven Trustees, five Independent Trustees and two trustees who are not Independent Trustees (the “Interested Trustees”). Brad Marshall serves as Chairperson of the Board. Mr. Marshall is an “interested person” of the Company. The appointment of Mr. Marshall as Chairperson reflects the Board’s belief that his experience, familiarity with the Company’s day-to-day operations and access to individuals with responsibility for the Company’s management and operations provides the Board with insight into the Company’s business and activities and, with his access to appropriate administrative support, facilitates the efficient development of meeting agendas that address the Company’s business, legal and other needs and the orderly conduct of board meetings. All committees are chaired by Independent Trustees. Executive sessions, which are meetings of the Independent Trustees without the presence of Interested Trustees and management, are regularly held throughout the year. At each of these meetings, the Independent Trustees will determine which member will preside at such session. The Board has determined that its leadership structure is appropriate in light of the Company’s circumstances and provides for the informed and independent exercise of its responsibilities.
Board’s Role in Risk Oversight
Our Board performs its risk oversight function primarily through (i) its standing committees, which report to the entire Board and are comprised solely of Independent Trustees, and (ii) active monitoring of our Chief Compliance Officer and our compliance policies and procedures. Oversight of other risks is delegated to the committees.
Oversight of our investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of our investment activities. The Board anticipates reviewing risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. In addition to such periodic reports, the Board, or a committee thereof, may receive updates from management as to the Company’s and the Adviser’s cybersecurity risks and Blackstone cybersecurity program developments. The goal of the Board’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.
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
Audit Committee
The Company’s Board has an Audit Committee that is responsible for (a) assisting the Board’s oversight of the integrity of the Company’s financial statements, the independent registered public accounting firm’s qualifications and independence, the Company’s compliance with legal and regulatory requirements and the performance of the Company’s independent registered public accounting firm; (b) preparing an Audit Committee report, if required by the SEC, which is included in our annual proxy statement; (c) overseeing the scope of the annual audit of the Company’s financial statements, the quality and objectivity of the Company’s financial statements, accounting and financial reporting policies and internal controls; (d) determining the selection, appointment, retention and termination of the Company’s independent registered public accounting firm, as well as approving the compensation thereof; (e) pre-approving all audit and non-audit services provided to us and certain other persons by such independent registered public accounting firm; and (f) acting as a liaison between the Company’s independent registered public accounting firm and the Board. The members of the Audit Committee are Robert Bass, Tracy Collins, Vicki Fuller, James F. Clark, and Michelle Greene, all of whom have been determined not to be “interested persons” of the Company under the 1940 Act and who are “independent” as defined in the NYSE Listing Standards Robert Bass serves as the Chairperson of the Audit Committee.
The Board has determined that all members of the Audit Committee are “financially literate” within the meaning of the NYSE Listing Standards and has designated Robert Bass as the Company’s “audit committee financial expert,” as defined in the rules promulgated by the SEC, and as required by NYSE Listing Standards.
The Company’s Audit Committee charter is available on the Company’s website, www.bxsl.com, under the “Shareholder Resources” tab by selecting “Corporate Governance.”
The Board has determined that the service of Mr. Bass on the audit committees of more than three public companies does not impair his ability to effectively serve on the Company’s audit committee, given Mr. Bass’s extensive experience as an audit professional, his proficiency in accounting, and his knowledge of the Company.
Nominating and Governance Committee
The Company’s Board has a Nominating and Governance Committee that is responsible for selecting and nominating the Company’s Independent Trustees for election as trustees to the Board of the Company. The members of the Nominating and Governance Committee are Robert Bass, Tracy Collins, Vicki Fuller, James F. Clark, and Michelle Greene, all of whom have been determined not to be “interested persons” of the Company under the 1940 Act and who are “independent” as defined in the NYSE Listing Standards. Ms. Collins serves as Chairperson of the Nominating and Governance Committee.
When vacancies or creations occur, the Nominating and Governance Committee will consider trustee candidates recommended by a variety of sources to nominate for election by the Company’s shareholders. While the Nominating and Governance Committee is solely responsible for the selection and nomination of the Company’s Independent Trustees, the Nominating and Governance Committee may accept nominees recommended by a shareholder as it deems appropriate. Shareholders who wish to recommend a nominee may do so by submitting their recommendation with biographical information and a statement as to the qualifications of the proposed nominee to the Secretary of the Company at 345 Park Avenue, 31st Floor, New York, New York 10154. In considering trustee candidates, the Nominating and Governance Committee will take into consideration whether or not the person is willing and able to commit the time necessary for the performance of the duties of a trustee, whether the person is otherwise qualified under applicable laws and regulations to serve as a trustee, the contribution which the person may be expected to make to the Board and the Company, with consideration being given to the person’s business and professional experience, board experience, education and such other factors as the Nominating and Governance Committee, in its sole judgment, may consider relevant and the character and integrity of the person. In evaluating Independent Trustee candidates, the Nominating and Governance Committee also considers, among other factors that it may deem relevant, whether or not the person is an “interested person” as defined in the 1940 Act, whether or not the person has any relationships that might impair his or her independence, such as any business, financial or family relationship with Company management, the Company’s investment adviser, or any other principal Company service providers or their affiliates and whether or not the person serves on the boards of, or is otherwise affiliated with, competing financial service organizations or their related mutual fund complexes.
The Company’s Nominating and Governance Committee charter is available on the Company’s website, www.bxsl.com, under the “Shareholder Resources” tab by selecting “Corporate Governance.”
Compensation Committee
The Company’s Board has a Compensation Committee comprised of Robert Bass, Tracy Collins, Vicki Fuller, James F. Clark, and Michelle Greene, all of whom have been determined not to be “interested persons” of the Company under the 1940 Act and who are “independent” as defined in the NYSE Listing Standards. Ms. Fuller serves as the Chairperson of the Compensation Committee.
The Compensation Committee is responsible for reviewing and approving the compensation of the Independent Trustees. In addition, although the Company does not directly compensate the Company’s executive officers currently, to the extent that the Company will do so in the future, the Compensation Committee would also be responsible for reviewing and evaluating their compensation and making recommendations to the Board regarding their compensation. The Compensation Committee has the authority to engage compensation consultants and to delegate their duties and responsibilities to a member or to a subcommittee of the Compensation Committee.
The Company’s Compensation Committee charter is available on the Company’s website, www.bxsl.com, under the “Shareholder Resources” tab by selecting “Corporate Governance.”
Communications to the Board of Trustees
Shareholders and other interested parties may contact any member (or all members) of the Board by mail. To communicate with the Board, any individual trustees or any group or committee of trustees, correspondence should be addressed to the Board or any such individual trustees or group or committee of trustees by either name or title. The address for each of our trustees is c/o Blackstone Credit BDC Advisors LLC, 345 Park Avenue, 31st Floor, New York, NY 10154. Any communication to report potential issues regarding accounting, internal controls and other auditing matters will be directed to the Audit Committee. Appropriate Company personnel will review and sort through communications before forwarding them to the addressee(s) and exclude communications that does not reasonably relate to the Company or its operations, management, activities, policies, service providers, Board, officers, shareholders or other matters relating to an investment in the Company or is purely ministerial in nature.
Code of Business Conduct and Ethics
The Company has adopted a code of business conduct and ethics that applies to the Company’s officers (including the Company’s principal executive officer, principal financial officer, principal accounting officer), trustees and employees (to the extent applicable). The code of business conduct and ethics is designed to comply with SEC regulations and NYSE Listing Standards. Our code of business conduct and ethics is available on our website, www.bxsl.com, under the “Shareholder Resources” tab by selecting “Corporate Governance.”
The Independent Trustees have authority to grant any waiver of the code of business conduct and ethics. We intend to disclose any modification or waiver of the code of business conduct and ethics on our website, as required by law or stock exchange regulations.
Our code of business conduct and ethics operates in conjunction with, and in addition to, the policies of the Adviser and those of the Company. We and the Adviser have codes of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act. You may obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.

Insider Trading Policies and Procedures
Our code of ethics pursuant to Rule 17j-1 under the 1940 Act establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code (officers, trustees, and employees of the Company and the Adviser) are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Covered persons, other than Independent Trustees, are prohibited from using shorting, options or hedging or derivatives on our securities. Additionally, all purchases and sales of the Company’s securities by trustees, officers and employees of the Company and its affiliates must receive pre-clearance from the Company’s Chief Compliance Officer. The securities trading policy as contained within our code of ethics pursuant to Rule 17j-1 under the 1940 Act, is filed as Exhibit 14 to this annual report, and the foregoing description is qualified by reference to such exhibit.
Dollar Range of Equity Securities Beneficially Owned by Trustees
The following table sets forth the dollar range of equity securities of the Company and on an aggregate basis for the entire Fund Complex overseen by each trustee beneficially owned by each trustee as of February 19, 2025:

	Dollar Range of Equity Securities in the Company (1)(2)	Dollar Range of Equity Securities in the Fund Complex (1)(2)(3)
Interested Trustees
Brad Marshall	over $100,000	over $100,000
Vikrant Sawhney	None	over $100,000
Independent Trustees
Robert Bass	over $100,000	over $100,000
Tracy Collins	None	None
Vicki Fuller	None	None
James F. Clark	None	over $100,000
Michelle Greene	None	None
(1)Dollar ranges are as follows: none, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or over $100,000. This information has been furnished by each Trustee as of February 19, 2025. “Beneficial Ownership” is determined in accordance with Rule 16a-1(a)(2) under the Exchange Act.
(2)Dollar ranges were determined using the number of shares that are beneficially owned as of February 19, 2025, multiplied by the Company’s net asset value per share as of December 31, 2024.
(3)The “Fund Complex” consists of the Company, Blackstone Private Credit Fund, the Blackstone Credit & Insurance Closed-End Funds (Blackstone Senior Floating Rate 2027 Term Fund, Blackstone Long-Short Credit Income Fund and, Blackstone Strategic Credit 2027 Term Fund) and Blackstone Alternative Multi-Strategy Fund.
Item 11. Executive Compensation.
Executive Compensation
None of our executive officers will receive direct compensation from the Company. We will reimburse the Administrator the allocable portion of the compensation paid by the Administrator (or its affiliates) to our Chief Compliance Officer and Chief Financial Officer and their respective staffs as well as other administrative personnel (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). The members of the Adviser’s Investment Committee, through their financial interests in the Adviser, are entitled to a portion of the profits earned by the Adviser, which includes any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement.
Further, we are prohibited under the 1940 Act from issuing equity incentive compensation, including stock options, stock appreciation rights, restricted stock and stock, to our officers, trustees and employees (if any).

Trustee Compensation
We do not pay compensation or reimburse expenses for our trustees who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act. Prior to April 1, 2024, the Company paid each Independent Trustee: (i) $150,000 per year (prorated for any partial year), (ii) $2,500 for each regular meeting of the Board attended, (iii) $1,000 for each committee meeting attended (in addition to regular meeting fees to the extent committees meet on regular meeting dates) and (iv) $10,000 per year for the Chairperson of the Audit Committee. On May 1, 2024, the Compensation Committee approved an update to compensation paid by the Company to each Independent Trustee. Effective April 1, 2024, the Company pays each Independent Trustee: (i) $200,000 per year (prorated for any partial year), (ii) $2,500 for each regular meeting of the Board attended, (iii) $1,000 for each committee meeting attended (in addition to regular meeting fees to the extent committees meet on regular meeting dates) and (iv) $15,000 per year for the Chairperson of the Audit Committee. We are also authorized to pay the reasonable out-of-pocket expenses of each Independent Trustee incurred by such trustee in connection with the fulfillment of his or her duties as an Independent Trustee.

	Total Compensation earned from the Company for Fiscal Year 2024 (3)	Total Compensation earned from Fund Complex for Fiscal Year 2024 (4)
Interested Trustees
Brad Marshall (1)	$—	$—
Vikrant Sawhney (1)	$—	$—
Independent Trustees
Robert Bass (2)	$229,250	$414,750
Tracy Collins	$215,500	$393,500
Vicki Fuller	$208,500	$379,500
James F. Clark	$215,500	$393,500
Michelle Greene	$215,500	$393,500
(1)These are interested trustees and, as such, do not receive compensation from the Company or the Fund Complex for their services as trustees.
(2)Includes compensation as Chairman of the Audit Committee.
(3)The Company does not have a profit-sharing plan, and trustees do not receive any pension or retirement benefits from the Company.
(4)Total compensation paid from the Fund Complex includes compensation paid by the Company and $185,500, $178,000, ,$171,000, $178,000 and $178,000 of compensation paid to Mr. Bass, Ms. Collins, Ms. Fuller, Mr. Clark, and Ms. Greene, respectively, by BCRED for the fiscal year ended December 31, 2024. The Blackstone Credit & Insurance Closed-End Funds and Blackstone Alternative Multi Strategy Fund do not pay compensation to the trustees.
Compensation Committee Interlocks and Insider Participation
During 2024, the Compensation Committee was composed of Robert Bass, Tracy Collins, Vicki Fuller, James F. Clark, and Michelle Greene, none of whom were officers or employees of the Company during the fiscal year ended December 31, 2024 or any prior year, and none of whom had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K. None of our executive officers has served on the board of trustees or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our Board or our Compensation Committee during the fiscal year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of February 19, 2025, the beneficial ownership as indicated in the Company’s books and records of each current trustee, the Company’s executive officers, the executive officers and trustees as a group, and each person known to us to beneficially own 5% or more of the outstanding common shares of beneficial interest. Ownership information for those persons who beneficially own 5% or more of our shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available.

The percentage ownership is based on 227,818,928 Common Shares outstanding as of February 19, 2025. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares beneficially owned by such shareholder.

Name & Address	Type of Ownership	Total Shares Owned	Percentage of Shares Held
Interested Trustees
Brad Marshall	Record/Beneficial	203,284	*
Vikrant Sawhney	—	—	—
Independent Trustees
Robert Bass	Record/Beneficial	15,022	*
Tracy Collins	—	—	—
Vicki Fuller	—	—	—
James F. Clark	—	—	—
Michelle Greene	—	—	—
Executive Officers Who Are Not Trustees
Jonathan Bock	—	—	—
Carlos Whitaker	Record/Beneficial	3,895	*
Teddy Desloge	—	—	—
Katherine Rubenstein	Record/Beneficial	4,247	*
Matthew Alcide	—	—	—
Oran Ebel	—	—	—
William Renahan	—	—	—
Stacy Wang	Record/Beneficial	9,708	*
Lucie Enns	—	—	—
All Trustees and Executive Officers as a Group (16 persons) **		236,156	*
Five-Percent or Greater Shareholders
Greenwich Venture Capital LLC (1)	Record/Beneficial	12,595,999	5.6%
QIA FIG Glass Holding Limited (2)	Record/Beneficial	13,723,035	6.0%
* Amounts round to less than 1%
** The address of all executive officers and trustees is 345 Park Avenue, 31st Floor, New York, New York 10154.
(1)Beneficial ownership information is based on information contained in the Schedule 13G/A filed on February 14, 2025 jointly by Greenwich Venture Capital LLC (“Greenwich Venture”), Locust Street Associates GP, LLC (“Locust Street”) and Michael Karp. According to the schedule, 12,595,999 of our Common Shares are held directly by Greenwich Venture. Locust Street is the sole member of Greenwich Venture. Mr. Karp is the sole member of Locust Street. Locust Street and Mr. Karp may be deemed to beneficially own the Common Shares held directly by Greenwich Venture. Included in the Number of Shares Owned listed above as beneficially owned by Mr. Karp are 12,595,999 Common Shares over which Mr. Karp has shared voting power, and 12,595,999 Common Shares over which Mr. Karp has shared dispositive power. In addition to the shares of our Common Shares listed above, Mr. Karp directly holds 7,275,976 Common Shares over which Mr. Karp has sole voting and dispositive power. The address of each of the above is 1062 Lancaster Avenue, Suite 30B, Bryn Mawr, PA 19010.
(2)The address for QIA FIG Glass Holding Limited is Ooredoo Tower (Building 14), Al Dafna Street (Street 801), Al Dafna (Zone 61), Doha, State of Qatar.
Securities Authorized for Issuance Under Equity Compensation Plans
We do not have any equity compensation plans, and we are prohibited under the 1940 Act from issuing equity incentive compensation, including stock options, stock appreciation rights, restricted stock and stock, to our officers, trustees and employees (if any).

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Transactions with Related Persons
Investment Advisory Agreement; Administration Agreement
We have entered into the Investment Advisory Agreement with the Adviser pursuant to which we pay the Adviser a management fee at an annual rate of (i) prior to an exchange listing, 0.75%, and (ii) following an exchange listing, 1.0%, in each case of the average value of our gross assets at the end of the two most recently completed calendar quarters, and a two-part incentive fee based on (i) the amount by which our pre-incentive fee net investment income returns exceed a certain “hurdle rate” and (ii) our capital gains. In addition, pursuant to the Investment Advisory Agreement and the Administration Agreement, we will reimburse the Adviser and Administrator for certain expenses as they occur. See “Item 1. Business—Investment Advisory Agreement” and “Item 1. Business—Administration Agreement.” Each of the Investment Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated, each of the Investment Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board, including a majority of independent trustees, or by the holders of a majority of our outstanding voting securities.
For the year ended December 31, 2024, base management fees were $116.6 million. For the years ended December 31, 2023 and 2022, base management fees were $98.1 million and $101.7 million, respectively, of which $20.2 million and $25.4 million, respectively, were waived. The Waiver Period ended on October 28, 2023.
As of December 31, 2024 and December 31, 2023, $32.3 million and $23.0 million, respectively, was payable to the Adviser relating to management fees.
For the year ended December 31, 2024, the Company accrued income based incentive fees of $150.1 million. For the years ended December 31, 2023 and 2022, the Company accrued income based incentive fees of $134.2 million and $97.2 million, respectively, of which $15.6 million and $13.9 million, respectively, were waived. The Waiver Period ended on October 28, 2023.
As of December 31, 2024 and December 31, 2023, $38.7 million and $34.4 million, respectively, was payable to the Adviser for income based incentive fees.
We accrued no capital gains based incentive fees for the year ended December 31, 2024. For the years ended December 31, 2023 and 2022, the Company reversed previously accrued capital gains based incentive fees of $(5.5) million and $(11.9) million, respectively.
As of December 31, 2024 and December 31, 2023, no amount was payable to the Adviser for capital gains based incentive fees.
For the years ended December 31, 2024, 2023 and 2022, the Company incurred $2.6 million, $2.2 million and $2.7 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Consolidated Statements of Operations.
As of December 31, 2024 and December 31, 2023, $1.5 million and $1.1 million, respectively, was unpaid and included in Due to affiliates in the Consolidated Statements of Assets and Liabilities.
Co-Investment Relief
We have in the past co-invested, and in the future will co-invest, with certain affiliates of the Adviser. We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Company’s Board has established objective criteria (the “Board Criteria”) clearly defining co-investment opportunities in which the Company will have the opportunity to participate with one or more Blackstone Credit & Insurance BDCs and other public or private Blackstone Credit & Insurance funds that target similar assets. If an investment falls within the Board Criteria, Blackstone Credit & Insurance must offer an opportunity for the Blackstone Credit & Insurance BDCs to participate. The Blackstone Credit & Insurance BDCs may determine to participate or not to participate, depending on whether Blackstone Credit & Insurance determines that the investment is appropriate for the Blackstone Credit & Insurance BDCs (e.g., based on investment strategy). The co-investment is generally allocated to us, any other Blackstone Credit & Insurance BDCs and the other Blackstone Credit & Insurance funds that target similar assets pro rata based on available capital in the applicable asset class. If the Adviser determines that such investment is not appropriate for us, the investment will not be allocated to us, but the Adviser will be required to report such investment and the rationale for its determination for us to not participate in the investment to the Board at the next quarterly board meeting.
Other Related Party Transactions
In the ordinary course of the Company’s business, the Company and its subsidiaries may buy loans from, and sell loans to, other investors, including QIA FIG Glass Holding Limited or its subsidiaries (“QIA”), on an arm’s-length basis. As a result of its ownership of more than 5% of the Company’s Common Shares, QIA is considered to be a “related person” under Item 404 of Regulation S-K. For the year ended December 31, 2024, the Company purchased a loan from QIA with a par value of $3.4 million for a total cash purchase price based on then-current fair value (at the time of purchase) of $3.4 million.
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
Statement of Policy Regarding Transactions with Related Persons
The Board has adopted a written statement of policy regarding transactions with affiliated parties, including related persons (as such term is defined in Item 404 of Regulation S-K). The Board will conduct quarterly reviews of any potential related party transactions brought to its attention and, during these reviews, it will consider any conflicts of interest brought to its attention pursuant to the Company’s compliance policies and procedures. The Independent Trustees of the Company are required to review, approve or ratify any transactions with related persons. Each of the Company’s trustees and executive officers is instructed and periodically reminded to inform the Company’s Chief Compliance Officer or designee of any potential related party transactions.
Trustee Independence
For information regarding the independence of our trustees, see “Item 10. Directors, Executive Officers and Corporate Governance.”
Item 14. Principal Accounting Fees and Services.
The following table presents the aggregate fees billed by Deloitte & Touche LLP for the years ended December 31, 2024 and December 31, 2023:

	For the Year Ended December 31,
	2024	2023
Audit Fees	$1,215,100	$1,160,000
Audit-Related Fees	355,000	232,500
Tax Fees	—	—
All Other Fees	—	—
	$1,570,100	$1,392,500
Fees included in the audit fees category are those associated with the annual audit of the Company’s financial statements and services that are normally provided in connection with statutory and regulatory filings.

Audit-related fees are for any services rendered to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. No audit related fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2024 and 2023.
No fees were billed by Deloitte & Touche LLP for products and services provided to the Company, other than the services reported in “Audit Fees” and “Audit Related Fees” above, for the years ended December 31, 2024 and 2023.
No audit related, tax, or other fees were billed by Deloitte & Touche LLP to the Adviser, or any entity controlling, controlled by, or under common control with, the Adviser, that provides ongoing services to the Company, for engagements directly related to the Company’s operations and financial reporting, for the years ended December 31, 2024 and 2023.
No non-audit fees were billed to the Adviser and service affiliates by Deloitte & Touche LLP for non-audit services for the years ended December 31, 2024 and 2023. This includes any non-audit services required to be pre-approved or non-audit services that did not require pre-approval since they did not directly relate to the Company’s operations or financial reporting.
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
Annual Approval
On an annual basis, at the time of the appointment of our independent auditor and such other times as determined by the Audit Committee, the Audit Committee will consider and approve the services (including audit, audit-related, tax and all other services) that the Independent Auditor may initiate. The term of any pre-approval is 12 months from the date of the pre-approval or until the next annual Independent Auditor services engagement is pre-approved, whichever is later, unless the Audit Committee specifically provides for a different period. Summary descriptions of the types of services the Audit Committee believes are appropriate for annual approval are provided under the Policy. In addition, in connection with the annual pre-approval of services, the Audit Committee will supplementally review and approve a detailed presentation that sets forth the types of audit, audit-related, tax and other services proposed to be provided by the Independent Auditor, which shall include estimates of the fees for such services. The Audit Committee may periodically revise the list of pre-approved services based on subsequent determinations.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this annual report:
(1)Financial Statements – Financial statements are included in Item 8. See the Index to the consolidated financial statements on page 130 of this annual report on Form 10-K.
(2)Financial Statement Schedules – None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated statements or notes to the consolidated financial statements.
(3)Exhibits – The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.
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

4.1.1
Second Supplemental Indenture, dated as of October 23, 2020, relating to the 3.625% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 27, 2020).

4.1.2
Third Supplemental Indenture, dated as of March 16, 2021, relating to the 2.750% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 18, 2021).

4.1.3
Fourth Supplemental Indenture, dated as of July 23, 2021, relating to the 2.125% Notes due 2027, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 27, 2021).

4.1.4
Fifth Supplemental Indenture, dated as of September 30, 2021, relating to the 2.850% Notes due 2028, by and between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 1, 2021).

Exhibit Number	Description of Exhibits
4.1.5
Sixth Supplemental Indenture, dated as of May 20, 2024, relating to the 5.875% Notes due 2027, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 21, 2024).

4.1.6
Seventh Supplemental Indenture, dated as of October 15, 2025, relating to the 5.350% Notes due 2028, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 15, 2024).

4.1.7	Form of 3.625% Notes due 2026 (included as part of Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 27, 2020).

4.1.8	Form of 2.750% Notes due 2026 (included as part of Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 18, 2021).

4.1.9	Form of 2.125% Notes due 2027 (included as part of Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 27, 2021).

4.1.10	Form of 2.850% Notes due 2028 (included as part of Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 1, 2021).

4.1.11	Form of 5.875% Notes due 2027 (included as part of Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 21, 2024).

4.1.12	Form of 5.350% Notes due 2028 (included as part of Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 15, 2024).

4.6	Description of Common Shares of Beneficial Interest (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on February 28, 2022).

10.1
Amended and Restated Investment Advisory Agreement between the Company and the Adviser, dated as of October 18, 2021 (incorporated by reference to Exhibit (g) to the Company’s Registration Statement on Form N-2 filed on October 18, 2021).

10.2
Second Amended and Restated Investment Advisory Agreement between the Company and Blackstone Private Credit Strategies LLC, dated November 7, 2024, and effective as of January 1, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2024).

10.3
Sub-Advisory Agreement between the Company, Blackstone Private Credit Strategies LLC and Blackstone Credit BDC Advisors LLC, dated November 7, 2024, and effective as of January 1, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2024).

10.4
Administration Agreement between the Company and the Administrator, dated October 1, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on October 1, 2018).

10.5
Administration Agreement between the Company and Blackstone Private Credit Strategies LLC, dated November 7, 2024, and effective as of January 1, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2024).

10.6
Sub-Administration Agreement between Blackstone Private Credit Strategies LLC and Blackstone Alternative Credit Advisors LP, dated November 7, 2024, and effective as of January 1, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2024).

Exhibit Number	Description of Exhibits
10.7
Custodian Agreement between the Company and State Street Bank and Trust Company, dated October 1, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 18, 2019).

10.8
Custody Agreement between the Adviser and UMB Bank, n.a., dated September 14, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed on October 1, 2018).

10.9
Agency Agreement between the Company and DST Systems, Inc., dated September 10, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed on October 1, 2018).

10.10	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 18, 2018).

10.11
Amended and Restated Loan and Security Agreement among Jackson Hole Funding, the Company, the lenders party thereto, Citibank, N.A., Virtus Group, LP and JPMorgan Chase Bank, National Association, dated December 16, 2021 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on February 28, 2022).

10.11.1
First Amendment to Amended and Restated Loan and Security Agreement among Jackson Hole Funding, the Company, the lenders party thereto, Citibank, N.A., Virtus Group, LP and JPMorgan Chase Bank, National Association, dated December 16, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2022).

10.11.2
Second Amendment to Amended and Restated Loan and Security Agreement among Jackson Hole Funding, the Company, the lenders party thereto, Citibank, N.A., Virtus Group, LP and JPMorgan Chase Bank, National Association, dated November 15, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2023).

10.11.3
Third Amendment to Amended and Restated Loan and Security Agreement among Jackson Hole Funding, the Company, the lenders party thereto, Citibank, N.A., Virtus Group, LP and JPMorgan Chase Bank, National Association, dated December 18, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2023).

10.11.4
Fourth Amendment to the Amended and Restated Loan and Security Agreement among Jackson Hole Funding, the Company, the lenders party thereto, Citibank, N.A., Virtus Group, LP and JPMorgan Chase Bank, National Association, dated December 19, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2024).

10.12
Revolving Credit Facility among Breckenridge Funding, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated December 21, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018).

10.12.1
First Amendment to the Revolving Credit Agreement between Breckenridge Funding, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated June 11, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2019).

10.12.2
Second Amendment to the Revolving Credit Agreement between Breckenridge Funding, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated August 2, 2019 (incorporated by reference to Exhibit 10.10.2 to the Company’s Quarterly Report on Form 10-K filed on February 28, 2020).

Exhibit Number	Description of Exhibits
10.12.3
Third Amendment to the Revolving Credit Agreement between Breckenridge Funding, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated September 27, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2019).

10.12.4
Fourth Amendment to the Revolving Credit Agreement between Breckenridge Funding, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated April 13, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2020).

10.12.5
Fifth Amendment to the Revolving Credit Agreement among Breckenridge Funding, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated October 5, 2021 (incorporated by reference to Exhibit 10.10.5 to the Company’s Annual Report on Form 10-K filed on February 28, 2022).

10.12.6
Sixth Amendment to the Revolving Credit Agreement among Breckenridge Funding, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated February 28, 2022 (incorporated by reference to Exhibit 10.10.6 to the Company’s Annual Report on Form 10-K filed on February 27, 2023).

10.12.7
Seventh Amendment to the Revolving Credit Agreement among Breckenridge Funding, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated May 19, 2022 (incorporated by reference to Exhibit 10.10.7 to the Company’s Annual Report on Form 10-K filed on February 27, 2023).

10.12.8
Eighth Amendment to the Revolving Credit Agreement among Breckenridge Funding, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated November 1, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2023).

10.12.9
Ninth Amendment to the Revolving Credit Agreement among Breckenridge Funding, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated January 17, 2024.(incorporated by reference to Exhibit 10.10.9 to the Company’s Annual Report on Form 10-K filed on February 28, 2024).

10.12.10
Tenth Amendment to the Revolving Credit and Security Agreement among Breckenridge Funding, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated December 18, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2024).

10.13
Second Amended and Restated Credit Agreement among Big Sky Funding, the lender parties thereto, and Bank of America, N.A., dated June 29, 2022 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on February 27, 2023).

10.13.1
First Amendment to the Second Amended and Restated Credit Agreement among Big Sky Funding, the lender parties thereto, and Bank of America, N.A., dated March 30, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2023).

10.13.2
Second Amendment to the Second Amended and Restated Credit Agreement, dated June 25, 2024, by and among Big Sky Funding, the lender parties thereto, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2024).

Exhibit Number	Description of Exhibits
10.13.3
Third Amendment to the Second Amended and Restated Credit Agreement, dated September 25, 2024, by and between Big Sky Funding, the lender party thereto, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2024).

10.13.4
Fourth Amendment to the Second Amended and Restated Credit Agreement, dated November 20, 2024 by and between Big Sky Funding and Bank of America, N.A., as lender and administrative agent incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2024).

10.14
Amendment and Restated Agreement, dated as of June 28, 2022, to the Senior Secured Credit Agreement, dated as of June 15, 2020, by and among the Company, each of the lenders from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2022).

10.14.1
Second Amended and Restated Senior Secured Credit Agreement, dated as of June 28, 2022, by and among the Company, each of the lenders from time to time party thereto, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 30, 2022).

10.14.2
First Amendment, Extension Agreement and Incremental Assumption Agreement to the Second Amended and Restated Senior Secured Credit Agreement dated June 9, 2023, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2023).

10.14.3
Second Amended and Restated Senior Secured Credit Agreement dated June 9, 2023, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 13, 2023).

10.14.4
Amendment No. 2, dated June 12, 2024, to the Second Amended and Restated Senior Secured Credit Agreement dated June 28, 2022, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2024).

10.14.5
Amendment No. 3, dated August 6, 2024, to the Second Amended and Restated Senior Secured Credit Agreement dated June 28, 2022, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2024).

10.15
Form of Equity Distribution Agreement, dated as of January 17, 2025, by and among Blackstone Secured Lending Fund, Blackstone Private Credit Strategies LLC and the sales agent party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2025).

14	Code of Ethics*

19.1	Insider Trading Policies and Procedures (included in Exhibit 14)

21.1	Subsidiaries*

23.1	Consent of Deloitte & Touche LLP*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit Number	Description of Exhibits
31.2	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

97.1	Blackstone Secured Lending Fund Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 28, 2024).

99.1	Section 13(r) Disclosure*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_________________________
*    Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blackstone Secured Lending Fund

Date: February 26, 2025	By:	/s/ Brad Marshall
Brad Marshall
Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on February 26, 2025.

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