Form 10-Q
period 2025-03-31
Blackstone Secured Lending Fund
filed 2025-05-07
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐   NO  ☒
As of May 5, 2025, the Registrant had 228,009,989 common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Blackstone Secured Lending Fund (together, with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”), our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our future operating results;
•our business prospects and the prospects of the companies in which we may invest;
•the impact of the investments that we expect to make;
•our ability to raise sufficient capital and buy back shares to execute our investment strategy;
•general economic, logistical and political trends and other external factors, including inflation, trade policies, and recent supply chain disruptions and their impacts on our portfolio companies and on the industries in which we invest;
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
•actual and potential conflicts of interest with Blackstone Private Credit Strategies LLC (the “Adviser”), Blackstone Credit BDC Advisors LLC (the “Sub-Adviser” and together with the Adviser, the “Advisers”) or any of their affiliates;
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
•the ability of the Advisers to source suitable investments for us and to monitor and administer our investments;
•the impact of future acquisitions and divestitures;
•the ability of the Advisers or their affiliates to attract and retain highly talented professionals;
•general price and volume fluctuations in the stock market;
•our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”);
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•the effect of changes to tax legislation and our tax position; and
•the tax status of the enterprises in which we may invest.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 as updated by the Company’s periodic filings with the United States Securities and Exchange Commission (the “SEC”). These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Blackstone Secured Lending Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $12,924,777 and $13,166,677, respectively)	$12,804,785	$13,063,171
Non-controlled/affiliated investments (cost of $27,258 and $26,542, respectively)	29,421	29,347
Total investments at fair value (cost of $12,952,035 and $13,193,219, respectively)	12,834,206	13,092,518
Cash and cash equivalents (restricted cash of $67,699 and $2,499, respectively)	965,005	229,606
Interest receivable from non-controlled/non-affiliated investments	106,719	112,046
Interest receivable from non-controlled/affiliated investments	544	6
Receivable from broker	9,570	4,807
Deferred financing costs	20,507	21,865
Receivable for investments	8,423	2,976
Receivable for shares sold	—	4,405
Derivative assets at fair value (Note 6)	23,827	3,995
Total assets	$13,968,801	$13,472,224
LIABILITIES
Debt (net of unamortized debt issuance costs of $42,721 and $34,877, respectively)	$7,383,118	$7,056,091
Payable for investments	27,548	19,277
Due to affiliates	7,023	7,112
Management fees payable (Note 3)	34,301	32,305
Income based incentive fees payable (Note 3)	34,301	38,708
Capital gains based incentive fees payable (Note 3)	—	—
Interest payable	57,911	53,958
Distribution payable (Note 9)	175,421	170,751
Board of Trustees’ fees payable	306	289
Accrued expenses and other liabilities	8,003	17,212
Total liabilities	7,727,932	7,395,703
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.001 par value (unlimited shares authorized; 227,818,928 and 221,892,184 shares issued and outstanding, respectively)	228	222
Additional paid in capital	5,939,716	5,749,762
Distributable earnings (loss)	300,925	326,537
Total net assets	6,240,869	6,076,521
Total liabilities and net assets	$13,968,801	$13,472,224
NET ASSET VALUE PER SHARE	$27.39	$27.39
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$335,647	$283,264
Payment-in-kind interest income	20,818	20,462
Fee income	725	233
From non-controlled/affiliated investments:
Interest income	39	—
Payment-in-kind interest income	535	—
Total investment income	357,764	303,959
Expenses:
Interest expense	92,976	66,720
Management fees (Note 3)	34,301	26,040
Income based incentive fees (Note 3)	34,301	35,845
Capital gains based incentive fees (Note 3)	—	3,134
Professional fees	886	951
Board of Trustees’ fees	306	222
Administrative service expenses (Note 3)	966	677
Other general and administrative	1,063	1,174
Total expenses before tax expense	164,799	134,763
Net investment income before tax expense	192,965	169,196
Excise and other tax expense	4,169	3,350
Net investment income after tax expense	188,796	165,846
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(40,105)	11,475
Non-controlled/affiliated investments	(649)	312
Derivative instruments (Note 6)	(1,921)	—
Translation of assets and liabilities in foreign currencies	282	(21)
Income tax (provision) benefit	(1,481)	—
Net change in unrealized appreciation (depreciation)	(43,874)	11,766
Net realized gain (loss):
Non-controlled/non-affiliated investments	8,525	428
Derivative instruments (Note 6)	(2,055)	—
Foreign currency transactions	(987)	5,715
Current tax expense on realized gains	(596)	—
Net realized gain (loss)	4,887	6,143
Net realized and change in unrealized gain (loss)	(38,987)	17,909
Net increase (decrease) in net assets resulting from operations	$149,809	$183,755
Net investment income per share (basic and diluted)	$0.83	$0.87
Earnings (loss) per share (basic and diluted)	$0.66	$0.96
Weighted average shares outstanding (basic and diluted)	226,577,167	190,599,849
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2024	$222	$5,749,762	$326,537	$6,076,521
Issuance of common shares, net of offering and underwriting costs	6	184,824	—	184,830
Reinvestment of dividends (1)	—	5,130	—	5,130
Net investment income	—	—	188,796	188,796
Net realized gain (loss)	—	—	4,887	4,887
Net change in unrealized appreciation (depreciation)	—	—	(43,874)	(43,874)
Dividends declared and payable from net investment income	—	—	(175,421)	(175,421)
Balance, March 31, 2025	$228	$5,939,716	$300,925	$6,240,869

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2023	$186	$4,701,827	$250,028	$4,952,041
Issuance of common shares, net of offering and underwriting costs	6	161,992	—	161,998
Reinvestment of dividends (1)	—	5,614	—	5,614
Net investment income	—	—	165,846	165,846
Net realized gain (loss)	—	—	6,143	6,143
Net change in unrealized appreciation (depreciation)	—	—	11,766	11,766
Dividends declared and payable from net investment income	—	—	(147,743)	(147,743)
Balance, March 31, 2024	$192	$4,869,433	$286,040	$5,155,665
(1)The par amount of the shares is less than 1,000 and rounds to zero.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Changes in Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$149,809	$183,755
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	40,754	(11,787)
Net change in unrealized (appreciation) depreciation on derivative instruments	1,921	—
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(282)	21
Net realized (gain) loss on investments	(8,525)	(428)
Net change due to hedging activity	(1,124)	—
Net accretion of discount and amortization of premium	(16,419)	(9,706)
Payment-in-kind interest capitalized	(22,613)	(19,977)
Amortization of deferred financing costs	1,409	1,698
Amortization of original issue discount and debt issuance costs	3,350	2,041
Purchases of investments	(689,214)	(719,149)
Proceeds from sale of investments and principal repayments	977,955	186,666
Changes in operating assets and liabilities:
Interest receivable	4,789	(9,883)
Receivable for investments	(5,447)	1,281
Derivative instruments, net	(7,468)	—
Receivable from broker	(4,763)	—
Payable for investments	8,271	10,756
Due to affiliates	(89)	(169)
Management fees payable	1,996	3,006
Income based incentive fees payable	(4,407)	1,472
Capital gains based incentive fees payable	—	3,134
Interest payable	3,953	(9,776)
Accrued expenses and other liabilities	(9,192)	(8,485)
Net cash provided by (used in) operating activities	424,664	(395,530)
Cash flows from financing activities:
Borrowings on debt	846,940	363,790
Repayments on debt	(559,606)	—
Debt issuance costs paid	(827)	—
Dividends paid in cash	(165,622)	(137,439)
Proceeds from issuance of Common Shares, net of offering and underwriting costs	189,235	161,998
Net cash provided by (used in) financing activities	310,120	388,349
Net increase (decrease) in cash and cash equivalents	734,784	(7,181)
Effect of foreign exchange rate changes on cash and cash equivalents	615	(20)
Cash and cash equivalents, beginning of period	229,606	154,857
Cash and cash equivalents, end of period	$965,005	$147,656
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Changes in Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Supplemental information and non-cash activities:
Interest paid during the period	$96,301	$72,624
Distribution payable	175,421	147,743
Reinvestment of distributions during the period	5,130	5,614
Accrued but unpaid debt issuance costs	1,866	—
Excise taxes paid	15,066	11,430
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien
First Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Aevex Holdings, LLC	(4)(11)	SOFR +	6.00%	10.42%	4/30/2024	3/18/2026		$47,204	$46,962	$46,967	0.75%
Corfin Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.67%	2/5/2020	12/27/2027		263,362	261,749	263,362	4.22
Corfin Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.67%	1/10/2025	12/27/2027		1,576	1,561	1,576	0.03
Fastener Distribution Holdings LLC	(4)(7)(10)	SOFR +	4.75%	9.07%	10/31/2024	11/4/2031		30,938	30,591	30,725	0.49
Frontgrade Technologies Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.32%	1/9/2023	1/9/2030		2,341	2,287	2,341	0.04
Frontgrade Technologies Holdings, Inc.	(4)(5)(10)	SOFR +	5.00%	9.30%	3/18/2025	1/9/2030		355	351	355	0.01
Horizon CTS Buyer, LLC	(4)(7)(10)	SOFR +	4.50%	8.83%	3/28/2025	3/28/2032		1,080	1,066	1,066	0.02
MAG DS Corp.	(11)	SOFR +	5.50%	9.90%	4/1/2020	4/1/2027		79,342	77,025	74,260	1.19
Magneto Components BuyCo, LLC	(4)(7)(10)	SOFR +	6.00%	10.30% (incl. 2.57% PIK)	12/5/2023	12/5/2030		33,583	32,740	32,719	0.52
Maverick Acquisition, Inc.	(4)(11)(17)	SOFR +	6.25%	10.55%	6/1/2021	6/1/2027		18,456	18,305	10,151	0.16
Maverick Acquisition, Inc.	(4)(7)(11)	SOFR +	6.25%	10.69%	3/4/2025	6/1/2027		276	276	276	0.00
TCFI AEVEX, LLC	(4)(11)	SOFR +	6.00%	10.42%	3/17/2020	3/18/2026		108,803	108,442	108,259	1.73
									581,355	572,057	9.16
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	4.75%	9.20%	6/11/2021	6/11/2027		94,196	93,477	94,196	1.51
AGI-CFI Holdings, Inc.	(4)(5)(10)	SOFR +	4.75%	9.17%	3/19/2025	6/11/2027		6,133	6,103	6,133	0.10
ENV Bidco AB	(4)(5)(6)(10)	SOFR +	5.25%	9.55%	12/12/2024	7/19/2029		1,115	1,100	1,115	0.02
ENV Bidco AB	(4)(5)(6)(7)(8)	E +	5.25%	7.61%	12/12/2024	7/19/2029	EUR	1,337	1,350	1,442	0.02
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.71%	12/9/2019	12/9/2026		139,345	138,672	135,164	2.17
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.71%	2/4/2022	2/5/2029		3,978	3,934	3,858	0.06
R1 Holdings LLC	(4)(5)(7)(11)	SOFR +	6.25%	10.49%	12/30/2022	12/30/2028		1,182	1,157	1,148	0.02
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	10.20%	12/13/2021	12/31/2028		29,939	29,620	26,646	0.43
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	8.00%	12.79%	7/1/2024	12/30/2026		139	139	139	0.00
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	8.00%	12.67%	10/15/2024	12/30/2026		78	77	78	0.00
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	5.00%	9.32%	11/27/2024	5/27/2030		1,953	1,952	1,953	0.03
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	8.00%	12.32%	11/27/2024	11/27/2029		412	404	412	0.01
									277,985	272,284	4.37

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Auto Components
Dellner Couplers Group AB	(5)(6)(8)	E +	5.50%	7.78%	6/20/2024	6/18/2029	EUR	1,000	$1,062	$1,085	0.02%
Building Products
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	10.42%	2/26/2021	2/26/2027		$52,876	52,606	50,893	0.82
Jacuzzi Brands, LLC	(4)(5)(10)	SOFR +	6.00%	10.31%	2/25/2019	2/25/2027		11,318	11,263	10,469	0.17
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	10.31%	2/25/2019	2/25/2027		77,867	77,546	72,027	1.15
L&S Mechanical Acquisition, LLC	(4)(10)	SOFR +	6.25%	10.58%	9/1/2021	9/1/2027		15,054	14,908	14,903	0.24
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	10.67%	4/5/2019	5/1/2027		119,891	119,884	118,692	1.90
Windows Acquisition Holdings, Inc.	(4)(5)(11)	SOFR +	6.50%	10.98% (incl. 8.58% PIK)	12/29/2020	12/29/2026		53,169	52,880	42,137	0.68
									329,087	309,121	4.96
Chemicals
DCG Acquisition Corp.	(4)(7)(10)	SOFR +	4.50%	8.80%	6/13/2024	6/13/2031		35,505	35,112	35,150	0.56
Formulations Parent Corp.	(4)(7)(10)	SOFR +	5.75%	10.07%	11/15/2023	11/15/2030		8,486	8,327	8,387	0.13
									43,439	43,537	0.69
Commercial Services & Supplies
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	4.75%	8.75%	5/7/2021	5/7/2029		238,337	238,337	238,337	3.82
CFS Brands, LLC	(4)(7)(11)	SOFR +	5.00%	9.32%	12/20/2024	10/2/2030		129,330	127,007	129,330	2.07
EMB Purchaser, Inc.	(4)(10)	SOFR +	4.50%	8.80%	3/13/2025	3/13/2032		27,452	27,180	27,178	0.44
EMB Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.80%	3/13/2025	3/13/2032		360	244	243	0.00
FusionSite Midco, LLC	(4)(11)	SOFR +	5.75%	10.31%	11/17/2023	11/17/2029		25,656	25,211	25,656	0.41
FusionSite Midco, LLC	(4)(11)	SOFR +	5.50%	10.06%	11/17/2023	11/17/2029		11,096	10,907	11,096	0.18
FusionSite Midco, LLC	(4)(5)(7)(11)	SOFR +	5.75%	10.31%	9/25/2024	11/17/2029		21,219	21,003	21,125	0.34
Gatekeeper Systems, Inc.	(4)(10)	SOFR +	5.00%	9.31%	8/27/2024	8/28/2030		44,336	43,737	44,004	0.71
Gatekeeper Systems, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.29%	8/27/2024	8/28/2030		4,953	4,770	4,832	0.08
Gorilla Investor LLC	(4)(10)	SOFR +	5.00%	9.30%	9/26/2024	9/30/2031		24,805	24,345	24,557	0.39
Ground Penetrating Radar Systems, LLC	(4)(5)(10)	SOFR +	4.50%	8.80%	1/2/2025	1/2/2032		2,958	2,930	2,929	0.05
Ground Penetrating Radar Systems, LLC	(4)(7)(10)	SOFR +	4.50%	8.80%	1/2/2025	1/2/2032		38	32	32	0.00
Iris Buyer, LLC	(4)(11)	SOFR +	5.25%	9.54%	10/2/2023	10/2/2030		25,392	24,844	25,392	0.41
Iris Buyer, LLC	(4)(5)(11)	SOFR +	5.25%	9.55%	10/2/2023	10/2/2030		2,394	2,351	2,394	0.04
Iris Buyer, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.55%	10/2/2023	10/2/2029		1,102	1,026	1,102	0.02
Iris Buyer, LLC	(4)(7)(11)	SOFR +	5.25%	9.55%	2/4/2025	10/2/2030		268	221	236	0.00
Java Buyer, Inc.	(4)(10)	SOFR +	5.00%	9.30%	12/15/2021	12/15/2027		4,171	4,135	4,171	0.07
Java Buyer, Inc.	(4)(10)	SOFR +	5.00%	9.30%	12/15/2021	12/15/2027		2,895	2,874	2,895	0.05
Java Buyer, Inc.	(4)(10)	SOFR +	5.00%	9.30%	11/9/2023	12/15/2027		1,628	1,600	1,628	0.03
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.30%	6/28/2024	12/15/2027		1,978	1,955	1,968	0.03

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
JSS Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.55% (incl. 3.00% PIK)	12/17/2020	11/8/2031	$284,023	$281,631	$284,023	4.55%
JSS Holdings, Inc.	(4)(5)(10)	SOFR +	5.25%	9.55% (incl. 3.00% PIK)	12/29/2021	11/8/2031	4,905	4,866	4,905	0.08
JSS Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.55% (incl. 3.00% PIK)	11/8/2024	11/8/2031	31,237	30,910	31,200	0.50
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	5.00%	9.42%	12/10/2021	12/10/2027	8,080	7,904	7,866	0.13
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	9.89%	10/19/2021	10/19/2028	19,957	19,755	17,163	0.28
KPSKY Acquisition, Inc.	(4)(5)(10)(18)	SOFR +	5.50%	9.89%	10/19/2021	10/19/2028	2,298	2,276	1,976	0.03
Onex Baltimore Buyer, Inc.	(4)(10)(18)	SOFR +	5.27%	9.60%	12/1/2021	12/1/2027	10,804	10,707	10,804	0.17
Onex Baltimore Buyer, Inc.	(4)(7)(11)(18)	SOFR +	4.75%	9.08%	12/1/2021	12/1/2027	14,724	14,534	14,724	0.24
Pye-Barker Fire & Safety, LLC	(4)(5)(10)	SOFR +	4.50%	8.80%	5/24/2024	5/24/2031	4,461	4,461	4,461	0.07
Pye-Barker Fire & Safety, LLC	(4)(5)(10)	SOFR +	4.50%	8.83%	5/24/2024	5/24/2031	13,816	13,756	13,747	0.22
TEI Intermediate LLC	(4)(10)	SOFR +	4.75%	9.05%	12/13/2024	12/15/2031	25,799	25,552	25,670	0.41
TEI Intermediate LLC	(4)(5)(7)(10)	P +	3.75%	11.25%	12/13/2024	12/15/2031	495	422	437	0.01
The Hiller Companies, LLC	(4)(10)	SOFR +	5.00%	9.30%	6/20/2024	6/20/2030	8,193	8,122	8,131	0.13
The Hiller Companies, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.30%	6/20/2024	6/20/2030	569	544	545	0.01
Veregy Consolidated, Inc.	(11)	SOFR +	6.00%	10.55%	11/3/2020	11/2/2027	20,406	20,199	20,457	0.33
Water Holdings Acquisition LLC	(4)(7)(10)	SOFR +	5.50%	9.79% (incl. 3.00% PIK)	7/31/2024	7/31/2031	31,674	31,374	31,488	0.50
								1,041,722	1,046,702	16.80
Construction & Engineering
Consor Intermediate II, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.80%	5/10/2024	5/10/2031	5,176	5,111	5,160	0.08
Gannett Fleming Inc	(4)(7)(10)	SOFR +	4.75%	9.04%	8/5/2024	8/5/2030	64,938	63,997	64,357	1.03
Home Service TopCo IV Inc	(4)(7)(11)	SOFR +	4.50%	8.91%	6/9/2023	12/31/2027	37,319	36,595	37,267	0.60
								105,703	106,784	1.71
Containers & Packaging
Ascend Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	10.05%	9/30/2021	9/30/2028	20,407	20,162	20,407	0.33
Ascend Buyer, LLC	(4)(5)(10)	SOFR +	5.75%	10.05%	3/20/2025	9/30/2028	1,611	1,595	1,611	0.03
								21,757	22,018	0.36

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	5.50%	10.06%	12/10/2021	12/11/2028		$7,566	$7,490	$6,431	0.10%
Bradyplus Holdings LLC	(4)(11)	SOFR +	5.00%	9.29%	10/11/2024	10/31/2029		97,595	96,120	97,595	1.56
Bradyplus Holdings LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.29%	10/11/2024	10/31/2029		618	574	595	0.01
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	10.17%	11/1/2021	11/2/2026		166,071	165,110	156,107	2.50
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	7.00%	11.46% (incl. 3.25% PIK)	12/31/2021	6/23/2028		4,903	4,855	4,388	0.07
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	7.25%	11.71% (incl. 3.25% PIK)	11/1/2022	6/23/2028		1,554	1,528	1,399	0.02
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	7.00%	11.41% (incl. 3.25% PIK)	12/31/2021	6/23/2028		1,566	1,557	1,402	0.02
NDC Acquisition Corp.	(4)(7)(11)	SOFR +	5.00%	9.32%	3/9/2021	3/9/2028		13,250	13,102	13,250	0.21
PT Intermediate Holdings III, LLC	(4)(7)(10)	SOFR +	5.00%	9.30% (incl. 1.75% PIK)	4/9/2024	4/9/2030		61,686	61,554	61,681	0.99
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	10.89%	11/20/2018	5/13/2026		47,452	47,311	46,265	0.74
									399,201	389,113	6.22
Diversified Consumer Services
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	9.40%	7/19/2024	7/24/2030		4,614	4,532	4,614	0.07
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	9.40%	7/19/2024	7/24/2030		1,374	1,349	1,374	0.02
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.40%	7/19/2024	7/24/2030		524	500	524	0.01
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	9.40%	7/19/2024	7/24/2030		3,559	3,496	3,559	0.06
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.41%	2/19/2025	7/24/2030		198	157	158	0.00
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.00%	9.30%	12/20/2024	4/30/2030		61,387	60,783	61,387	0.98
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.00%	9.30%	12/20/2024	4/30/2030		19,479	19,386	19,479	0.31
BPPH2 Limited	(4)(5)(6)(8)	S +	6.75%	11.32%	3/16/2021	3/16/2028	GBP	26,300	35,976	33,973	0.54
BPPH2 Limited	(4)(5)(6)(8)	S +	6.00%	10.46%	6/17/2024	3/16/2028	GBP	5,343	6,710	7,075	0.11
BPPH2 Limited	(4)(5)(6)(10)	CA +	6.00%	8.99%	6/17/2024	3/16/2028	CAD	3,289	2,364	2,343	0.04
BPPH2 Limited	(4)(5)(6)(10)	SOFR +	6.00%	10.31%	6/17/2024	3/16/2028		1,709	1,675	1,752	0.03
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	9.89%	7/20/2021	7/20/2028		285,446	284,100	285,446	4.57
Charger Debt Merger Sub, LLC	(4)(5)(10)	SOFR +	4.75%	9.08%	5/31/2024	5/31/2031		11,897	11,792	11,897	0.19
Charger Debt Merger Sub, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.05%	5/31/2024	5/31/2031		3,401	3,345	3,369	0.05

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services (continued)
DTA Intermediate II Ltd.	(4)(11)	SOFR +	5.25%	9.55%	3/27/2024	3/27/2030		$42,646	$41,937	$42,006	0.67%
DTA Intermediate II Ltd.	(4)(7)(11)	SOFR +	5.25%	9.54%	3/27/2024	3/27/2030		5,355	4,970	4,941	0.08
Endeavor Schools Holdings, LLC	(4)(11)	SOFR +	6.25%	10.54%	7/18/2023	7/18/2029		21,902	21,510	20,588	0.33
Endeavor Schools Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.57%	7/18/2023	7/18/2029		4,020	3,959	3,778	0.06
Essential Services Holding Corp	(4)(5)(7)(10)	SOFR +	5.00%	9.30%	6/17/2024	6/17/2031		11,946	11,820	11,935	0.19
Go Car Wash Management Corp.	(4)(11)	SOFR +	5.75%	10.17%	10/12/2021	12/31/2026		22,217	22,051	21,661	0.35
Seahawk Bidco, LLC	(4)(7)(11)	SOFR +	4.75%	9.05%	12/18/2024	12/19/2031		42,225	41,780	41,929	0.67
									584,192	583,788	9.33
Diversified Telecommunication Services
Point Broadband Acquisition, LLC	(4)(7)(11)	SOFR +	5.50%	9.79%	10/1/2021	10/1/2028		124,139	122,609	122,898	1.97
Electric Utilities
Qualus Power Services Corp.	(4)(11)	SOFR +	5.00%	9.31%	3/26/2021	3/26/2027		32,703	32,443	32,703	0.52
Qualus Power Services Corp.	(4)(11)	SOFR +	5.00%	9.31%	7/27/2023	3/26/2027		35,387	34,902	35,387	0.57
Qualus Power Services Corp.	(4)(7)(11)	SOFR +	5.00%	9.30%	5/9/2024	3/26/2027		70,925	69,468	70,636	1.13
									136,813	138,726	2.22
Electrical Equipment
Emergency Power Holdings, LLC	(4)(7)(11)	SOFR +	4.75%	9.04%	8/17/2021	8/17/2030		45,941	45,458	45,795	0.73
IEM New Sub 2, LLC	(4)(7)(10)	SOFR +	4.75%	9.27%	8/8/2024	8/8/2030		58,361	57,492	57,825	0.93
									102,950	103,620	1.66
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	10.30%	12/23/2020	12/23/2026		77,139	76,695	74,439	1.19
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	10.39%	12/23/2020	12/23/2026		23,153	23,048	22,343	0.36
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	10.40%	12/23/2020	12/23/2026		6,246	6,225	6,028	0.10
Duro Dyne National Corp	(4)(7)(10)	SOFR +	5.00%	9.30%	11/15/2024	11/15/2031		33,548	33,150	33,290	0.53
Dwyer Instruments LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.05%	11/15/2024	7/30/2029		8,265	8,172	8,165	0.13
Phoenix 1 Buyer Corp.	(4)(7)(10)	SOFR +	4.75%	9.04%	11/20/2023	11/20/2030		25,688	25,441	25,688	0.41
Spectrum Safety Solutions Purchaser, LLC	(4)(6)(7)(9)	SOFR +	5.00%	9.31%	7/1/2024	7/1/2031		62,153	61,022	61,466	0.98
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	5.00%	7.68%	7/1/2024	7/1/2031	EUR	15,064	15,961	16,167	0.26
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	5.00%	7.68%	7/1/2024	7/1/2030	EUR	1,170	1,256	1,256	0.02
									250,970	248,842	3.98

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Energy Equipment & Services
ISQ Hawkeye Holdco, Inc.	(4)(5)(10)	SOFR +	4.75%	9.13%	8/20/2024	8/20/2031		$977	$959	$977	0.02%
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.13%	8/20/2024	8/20/2030		64	61	63	0.00
LPW Group Holdings, Inc.	(4)(7)(11)	SOFR +	6.00%	10.42%	3/15/2024	3/15/2031		26,661	25,983	26,661	0.43
									27,003	27,701	0.45
Financial Services
Carr Riggs & Ingram Capital LLC	(4)(5)(9)	SOFR +	4.75%	9.07%	11/18/2024	11/18/2031		7,444	7,373	7,407	0.12
Carr Riggs & Ingram Capital LLC	(4)(5)(7)(9)	SOFR +	4.75%	9.07%	11/18/2024	11/18/2031		1,046	1,012	1,019	0.02
DM Intermediate Parent LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.28%	9/30/2024	9/30/2030		18,176	17,811	17,948	0.29
Harp Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.96%	3/27/2025	3/27/2032	GBP	14,508	18,412	18,366	0.29
More Cowbell II, LLC	(4)(10)	SOFR +	5.00%	8.89%	9/1/2023	9/1/2030		7,897	7,744	7,897	0.13
More Cowbell II, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.20%	9/1/2023	9/1/2029		209	180	198	0.00
PKF O'Connor Davies Advisory, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.79%	11/15/2024	11/18/2031		1,048	1,035	1,040	0.02
RFS Opco, LLC	(4)(7)(9)	SOFR +	4.75%	9.05%	4/4/2024	4/4/2031		9,873	9,782	9,864	0.16
									63,349	63,739	1.03
Ground Transportation
Channelside AcquisitionCo, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.04%	5/15/2024	5/15/2031		19,703	19,479	19,693	0.32
Health Care Equipment & Supplies
Bamboo US BidCo, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.54%	9/29/2023	9/30/2030		695	675	694	0.01
Bamboo US BidCo, LLC	(4)(5)(11)	E +	5.25%	7.86%	9/29/2023	9/30/2030	EUR	354	365	382	0.01
Bamboo US BidCo, LLC	(4)(5)(11)	SOFR +	5.25%	9.54%	11/20/2024	9/30/2030		106	103	106	0.00
CPI Buyer, LLC	(4)(10)	SOFR +	5.50%	10.07%	11/1/2021	11/1/2028		27,707	27,423	27,707	0.44
CPI Buyer, LLC	(4)(10)	SOFR +	5.50%	10.07%	11/1/2021	11/1/2028		2,963	2,943	2,963	0.05
CPI Buyer, LLC	(4)(5)(7)(10)	SOFR +	5.50%	10.07%	5/23/2024	11/1/2028		2,276	2,240	2,210	0.04
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	9.90%	9/13/2021	9/13/2027		21,230	21,057	20,699	0.33
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	9.92%	9/13/2021	9/13/2027		5,376	5,338	5,242	0.08
Zeus, LLC	(4)(7)(10)	SOFR +	5.50%	9.80%	2/28/2024	2/28/2031		25,965	25,575	25,926	0.42
									85,719	85,929	1.38

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services
123Dentist, Inc.	(4)(5)(6)(10)	CA +	5.00%	7.72%	8/10/2022	8/10/2029	CAD	2,187	$1,680	$1,520	0.02%
123Dentist, Inc.	(4)(5)(6)(7)(10)	CA +	5.00%	7.72%	8/9/2024	8/10/2029	CAD	127	61	87	0.00
ACI Group Holdings, Inc.	(4)(10)	SOFR +	6.00%	10.42% (incl. 3.25% PIK)	7/7/2023	8/2/2028		$129,891	128,507	124,695	2.00
ACI Group Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.92%	7/7/2023	8/2/2027	1,388		1,298	925	0.01
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.78%	5/7/2021	5/7/2027	6,761		6,714	6,761	0.11
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.57%	5/7/2021	5/7/2027	1,620		1,611	1,620	0.03
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	10.63%	5/7/2021	5/7/2026	297		292	297	0.00
Amerivet Partners Management, Inc.	(4)(7)(11)	SOFR +	5.25%	9.72%	2/25/2022	2/25/2028	5,529		5,465	5,529	0.09
Canadian Hospital Specialties Ltd.	(4)(5)(6)(11)	CA +	4.50%	7.57%	4/15/2021	4/14/2028	CAD	29,242	23,216	20,015	0.32
Canadian Hospital Specialties Ltd.	(4)(5)(6)(7)(10)	CA +	4.50%	7.57%	4/15/2021	4/15/2027	CAD	2,220	1,661	1,505	0.02
CCBlue Bidco, Inc.	(4)(5)(10)	SOFR +	6.50%	10.90% (incl. 4.00% PIK)	12/21/2021	12/21/2028	12,087		11,975	10,365	0.17
Compsych Investments Corp	(4)(5)(7)(10)	SOFR +	4.75%	9.04%	7/22/2024	7/22/2031	12,094		12,032	12,085	0.19
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	10.70%	3/12/2021	4/3/2028	32,420		32,251	30,799	0.49
DCA Investment Holdings, LLC	(4)(5)(10)	SOFR +	6.50%	10.80%	12/28/2022	4/3/2028	983		974	933	0.01
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	10.53%	11/20/2018	10/4/2026	23,801		23,739	23,801	0.38
Imagine 360 LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.05%	9/18/2024	9/30/2028	17,112		16,940	16,999	0.27
Inception Fertility Ventures, LLC	(4)(7)(10)	SOFR +	5.50%	9.79%	4/29/2024	4/29/2030	46,321		46,280	45,534	0.73
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	9.40%	10/15/2020	10/15/2026	126,345		125,581	120,343	1.93
Kwol Acquisition, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.05%	12/8/2023	12/6/2029	6,537		6,392	6,537	0.10
MB2 Dental Solutions, LLC	(4)(10)	SOFR +	5.50%	9.82%	2/13/2024	2/13/2031	23,104		22,908	23,104	0.37
MB2 Dental Solutions, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.83%	2/13/2024	2/13/2031	2,671		2,634	2,655	0.04
MB2 Dental Solutions, LLC	(4)(5)(10)	SOFR +	5.50%	9.82%	2/13/2024	2/13/2031	3,417		3,393	3,417	0.05
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	9.92% (incl. 4.00% PIK)	7/16/2021	7/16/2030	259,276		258,228	229,343	3.67

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
PPV Intermediate Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	10.06%	8/31/2022	8/31/2029		$1,972	$1,954	$1,972	0.03%
PPV Intermediate Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	10.31%	9/6/2023	8/31/2029		199	196	199	0.00
Smile Doctors, LLC	(4)(10)	SOFR +	5.90%	10.32%	6/9/2023	12/23/2028		10,720	10,588	10,452	0.17
Smile Doctors, LLC	(4)(5)(7)(10)	SOFR +	5.90%	10.32%	6/9/2023	12/23/2028		1,856	1,802	1,771	0.03
Snoopy Bidco, Inc.	(4)(10)	SOFR +	6.00%	10.58%	6/1/2021	6/1/2028		344,997	341,952	328,610	5.27
SpecialtyCare, Inc.	(4)(5)(11)	SOFR +	5.75%	10.32%	6/18/2021	6/18/2028		11,828	11,665	11,591	0.19
SpecialtyCare, Inc.	(4)(5)(7)(8)	SOFR +	4.00%	8.44%	6/18/2021	6/18/2026		440	432	431	0.01
SpecialtyCare, Inc.	(4)(5)(11)	SOFR +	5.75%	10.31%	6/18/2021	6/18/2028		102	102	100	0.00
Stepping Stones Healthcare Services, LLC	(4)(10)	SOFR +	5.00%	9.30%	12/30/2021	1/2/2029		2,692	2,665	2,692	0.04
Stepping Stones Healthcare Services, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.30%	4/25/2024	1/2/2029		204	196	200	0.00
The Fertility Partners, Inc.	(4)(5)(6)(10)	SOFR +	5.75%	10.19%	3/16/2022	3/16/2028		5,145	5,097	4,836	0.08
The Fertility Partners, Inc.	(4)(5)(6)(10)	CA +	5.75%	8.78%	3/16/2022	3/16/2028	CAD	4,875	3,786	3,184	0.05
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	CA +	5.75%	8.78%	3/16/2022	9/16/2027	CAD	104	59	58	0.00
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	10.05%	7/15/2022	7/15/2028		1,081	1,070	1,073	0.02
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	10.04%	7/15/2022	7/15/2028		1,484	1,469	1,473	0.02
Unified Women's Healthcare LP	(4)(5)(9)	SOFR +	5.25%	9.55%	6/16/2022	6/18/2029		2,076	2,076	2,076	0.03
Unified Women's Healthcare LP	(4)(5)(7)(9)	SOFR +	5.25%	9.57%	3/22/2024	6/18/2029		39,503	39,149	39,398	0.63
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.68%	11/18/2021	11/20/2028		37,021	36,694	37,021	0.59
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.66%	11/18/2021	11/20/2028		15,616	15,525	15,616	0.25
US Oral Surgery Management Holdco, LLC	(4)(7)(10)	SOFR +	6.00%	10.52%	8/16/2023	11/20/2028		30,530	30,067	30,197	0.48
US Oral Surgery Management Holdco, LLC	(4)(5)(10)	SOFR +	5.25%	9.65%	12/5/2022	11/20/2028		83	83	83	0.00
WHCG Purchaser III Inc	(4)(5)(7)(10)	SOFR +	6.50%	10.83% (incl. 5.40% PIK)	8/2/2024	6/30/2029		20,191	20,191	20,191	0.32
WHCG Purchaser III Inc	(4)(5)(10)(17)		10.00%	10.00% PIK	8/2/2024	6/30/2030		16,144	6,354	6,458	0.10
									1,267,004	1,208,551	19.31

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Technology
Brilliance Technologies, Inc.	(4)(5)(7)(9)	SOFR +	4.50%	8.82%	3/11/2025	3/11/2032	$1,500	$1,478	$1,482	0.02%
Caerus US 1, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	9.30%	5/25/2022	5/25/2029	11,257	11,124	11,257	0.18
Caerus US 1, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	9.30%	10/28/2022	5/25/2029	2,170	2,143	2,170	0.03
Caerus US 1, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	9.46%	10/28/2022	5/25/2029	318	314	318	0.01
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	9.30%	3/27/2024	5/25/2029	49,650	49,650	49,650	0.80
Caerus US 1, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.33%	5/25/2022	5/25/2029	32	16	32	0.00
Color Intermediate, LLC	(4)(10)	SOFR +	4.75%	9.15%	7/2/2024	10/1/2029	19,908	19,585	19,908	0.32
Continental Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.82%	4/2/2024	4/2/2031	25,654	25,285	25,603	0.41
CT Technologies Intermediate Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	9.32%	8/30/2024	8/30/2031	28,208	27,927	28,184	0.45
eResearchTechnology, Inc.	(4)(10)	SOFR +	4.75%	9.07%	1/15/2025	1/19/2032	154,814	153,311	153,266	2.46
eResearchTechnology, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.07%	1/15/2025	1/19/2032	1,461	1,045	1,033	0.02
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	5.75%	10.17%	10/29/2021	10/29/2028	16,259	16,096	16,259	0.26
Healthcomp Holding Company, LLC	(4)(10)	SOFR +	6.25%	10.55% (incl. 3.00% PIK)	11/8/2023	11/8/2029	101,371	100,614	101,371	1.62
Kona Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.79%	7/23/2024	7/23/2031	61	57	59	0.00
Kona Buyer, LLC	(4)(5)(10)	SOFR +	4.50%	8.79%	7/23/2024	7/23/2031	1,042	1,033	1,037	0.02
Magic Bidco Inc	(4)(10)	SOFR +	5.75%	10.05%	7/1/2024	7/1/2030	20,059	19,620	19,859	0.32
Magic Bidco Inc	(4)(5)(7)(10)	SOFR +	5.75%	10.05%	7/1/2024	7/1/2030	2,812	2,731	2,775	0.04
Magic Bidco Inc	(4)(5)(7)(10)	SOFR +	5.75%	10.05%	7/1/2024	7/1/2030	820	751	723	0.01
Neptune Holdings, Inc.	(4)(7)(10)	SOFR +	4.50%	8.80%	12/12/2024	8/31/2030	6,913	6,762	6,889	0.11
Netsmart Technologies Inc	(4)(7)(10)	SOFR +	4.95%	9.27% (incl. 2.45% PIK)	8/23/2024	8/23/2031	33,034	32,677	33,012	0.53
NMC Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	10.55%	3/1/2021	3/1/2028	71,173	70,284	71,173	1.14
NMC Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	10.56%	3/1/2021	3/1/2028	14,758	14,652	14,758	0.24
Project Ruby Ultimate Parent Corp	(8)	SOFR +	3.00%	7.44%	11/20/2024	3/10/2028	8,289	8,290	8,274	0.13
Rocky MRA Acquisition Corp	(4)(9)	SOFR +	5.75%	10.15%	4/1/2022	4/1/2028	9,253	9,170	9,253	0.15
								574,615	578,345	9.27

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance
Alera Group, Inc.	(4)(10)	SOFR +	5.25%	9.57%	9/30/2021	10/2/2028		$3,619	$3,601	$3,619	0.06%
Alera Group, Inc.	(4)(5)(10)	SOFR +	5.75%	10.07%	11/17/2023	10/2/2028	1,283		1,279	1,283	0.02
Amerilife Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	9.26%	6/17/2024	8/31/2029	97,112		96,538	97,033	1.55
Amerilife Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.26%	6/17/2024	8/31/2029	320		238	318	0.01
CFCo, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(17)(18)		0.00%	0.00%	9/11/2023	9/13/2038	9,566		1,397	0	0.00
Daylight Beta Parent, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(17)(18)		10.00%	10.00% PIK	9/11/2023	9/12/2033	6,246		5,559	1,453	0.02
Foundation Risk Partners Corp.	(4)(10)	SOFR +	5.00%	9.30%	10/29/2021	10/29/2030	14,398		14,296	14,398	0.23
Foundation Risk Partners Corp.	(4)(10)	SOFR +	5.00%	9.30%	10/29/2021	10/29/2030	4,772		4,728	4,772	0.08
Foundation Risk Partners Corp.	(4)(10)	SOFR +	5.00%	9.30%	11/17/2023	10/29/2030	6,874		6,764	6,874	0.11
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	5.00%	9.30%	5/21/2024	10/29/2030	3,591		3,503	3,504	0.06
Galway Borrower, LLC	(4)(5)(10)	SOFR +	4.50%	8.80%	9/30/2021	9/29/2028	14,746		14,663	14,746	0.24
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.80%	9/30/2021	9/29/2028	3,049		2,975	3,049	0.05
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.80%	2/7/2024	9/29/2028	3,002		2,802	2,736	0.04
Gimlet Bidco GmbH	(4)(6)(8)	E +	5.75%	8.36%	4/15/2024	4/23/2031	EUR	30,620	31,912	32,779	0.53
Gimlet Bidco GmbH	(4)(6)(7)(8)	E +	5.75%	8.36%	4/15/2024	4/23/2031	EUR	5,655	5,843	5,980	0.10
Higginbotham Insurance Agency, Inc.	(4)(5)(6)(11)	SOFR +	4.50%	8.83%	7/3/2024	11/25/2028	4,963		4,958	4,963	0.08
High Street Buyer, Inc.	(4)(10)	SOFR +	5.25%	9.55%	4/16/2021	4/14/2028	10,306		10,217	10,306	0.17
High Street Buyer, Inc.	(4)(7)(10)	SOFR +	5.25%	9.55%	4/16/2021	4/14/2028	70,983		70,353	70,938	1.14
High Street Buyer, Inc.	(4)(7)(10)	SOFR +	5.25%	9.57%	1/2/2025	4/14/2028	3,772		3,588	3,600	0.06
Integrity Marketing Acquisition LLC	(4)(7)(10)	SOFR +	5.00%	9.31%	8/27/2024	8/25/2028	152,193		151,308	152,150	2.44
Paisley Bidco Ltd	(4)(5)(6)(8)	S +	4.75%	9.21%	4/17/2024	4/18/2031	GBP	6,450	7,989	8,248	0.13
Paisley Bidco Ltd	(4)(5)(6)(8)	E +	4.75%	7.36%	4/17/2024	4/18/2031	EUR	3,420	3,633	3,661	0.06
Paisley Bidco Ltd	(4)(5)(6)(8)	E +	4.75%	7.50%	4/17/2024	4/18/2031	EUR	3,016	3,109	3,229	0.05
Patriot Growth Insurance Services, LLC.	(4)(5)(10)	SOFR +	5.00%	9.45%	10/14/2021	10/16/2028	4,532		4,500	4,532	0.07
Patriot Growth Insurance Services, LLC.	(4)(5)(7)(10)	SOFR +	5.00%	9.30%	11/17/2023	10/16/2028	3,023		2,992	2,974	0.05
Patriot Growth Insurance Services, LLC.	(4)(5)(7)(10)	SOFR +	5.00%	9.42%	10/14/2021	10/16/2028	235		229	225	0.00
SelectQuote Inc.	(4)(5)(6)(20)	SOFR +	9.50%	13.92% (incl. 3.00% PIK)	10/15/2024	9/30/2027	34,201		34,162	32,833	0.53

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
SG Acquisition, Inc.	(4)(7)(10)	SOFR +	4.75%	9.06%	4/3/2024	4/3/2030		$130,811	$129,764	$130,811	2.10%
Shelf Bidco Ltd	(4)(6)(10)(18)	SOFR +	5.18%	9.48%	10/17/2024	10/17/2031	149,506		148,805	149,506	2.40
Simplicity Financial Marketing Group Holdings Inc	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.28%	12/31/2024	12/31/2031	8,411		8,312	8,309	0.13
Sparta UK Bidco Ltd	(4)(5)(6)(7)(8)	S +	6.00%	10.46%	9/25/2024	9/25/2031	GBP	17,263	22,729	22,300	0.36
SQ ABS Issuer LLC	(4)(5)(6)(8)		7.80%	7.80%	10/11/2024	10/20/2039	5,717		5,673	5,689	0.09
Tennessee Bidco Limited	(4)(6)(8)	SOFR +	5.25%	9.51% (incl. 2.00% PIK)	7/1/2024	7/1/2031	90,453		88,674	90,453	1.45
Tennessee Bidco Limited	(4)(5)(6)(8)	SOFR +	5.25%	9.51% (incl. 2.00% PIK)	7/1/2024	7/1/2031	5,690		5,663	5,690	0.09
Tennessee Bidco Limited	(4)(5)(6)(8)	S +	5.25%	9.95% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	45,374	61,218	58,612	0.94
Tennessee Bidco Limited	(4)(5)(6)(7)(8)	S +	5.25%	9.70% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	2,608	3,392	3,250	0.05
Tennessee Bidco Limited	(4)(5)(6)(8)	E +	5.25%	7.81% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	1,897	1,983	2,051	0.03
Tennessee Bidco Limited	(4)(5)(6)(8)	E +	5.25%	7.81% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	1,674	1,753	1,810	0.03
THG Acquisition LLC	(4)(5)(10)	SOFR +	4.75%	9.07%	10/31/2024	10/31/2031	11,653		11,543	11,653	0.19
THG Acquisition LLC	(4)(7)(10)	SOFR +	4.75%	9.07%	10/31/2024	10/31/2031	105		81	92	0.00
World Insurance Associates, LLC	(4)(11)	SOFR +	5.00%	9.30%	10/20/2023	4/3/2030	34,650		34,182	34,650	0.56
World Insurance Associates, LLC	(4)(5)(11)	SOFR +	5.00%	9.30%	10/20/2023	4/3/2030	33,283		32,896	33,283	0.53
World Insurance Associates, LLC	(4)(7)(11)	SOFR +	5.00%	9.30%	10/20/2023	4/3/2030	3,830		3,514	3,564	0.06
									1,053,318	1,051,926	16.89

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Interactive Media & Services
North Haven Ushc Acquisition Inc	(4)(7)(11)	SOFR +	5.00%	9.40%	8/28/2024	10/30/2027		$1,849	$1,813	$1,827	0.03%
North Haven Ushc Acquisition Inc	(4)(5)(11)	SOFR +	5.00%	9.40%	8/28/2024	10/30/2027	2,199		2,172	2,182	0.03
North Haven Ushc Acquisition Inc	(4)(5)(11)	SOFR +	5.00%	9.40%	8/28/2024	10/30/2027	1,287		1,272	1,278	0.02
North Haven Ushc Acquisition Inc	(4)(5)(11)	SOFR +	5.00%	9.39%	8/28/2024	10/30/2027	548		541	544	0.01
North Haven Ushc Acquisition Inc	(4)(5)(7)(11)	SOFR +	5.00%	9.40%	8/28/2024	10/30/2027	791		754	751	0.01
North Haven Ushc Acquisition Inc	(4)(5)(11)	SOFR +	5.00%	9.40%	8/28/2024	10/30/2027	637		629	632	0.01
North Haven Ushc Acquisition Inc	(4)(5)(11)	SOFR +	5.00%	9.40%	8/28/2024	10/30/2027	3,922		3,874	3,893	0.06
Speedster Bidco GmbH	(6)(7)(8)	E +	2.50%	5.66%	10/17/2024	12/10/2031	EUR	11,009	11,655	11,926	0.19
Speedster Bidco GmbH	(6)(9)	SOFR +	3.25%	7.55%	10/17/2024	12/10/2031	2,830		2,769	2,830	0.05
									25,479	25,863	0.41
IT Services
AI Altius Luxembourg S.à r.l.	(4)(5)(8)		9.75%	9.75% PIK	12/13/2021	12/21/2029	1,063		1,051	1,056	0.02
AI Altius US Bidco, Inc.	(4)(7)(10)	SOFR +	4.75%	9.03%	5/21/2024	12/21/2028	7,531		7,458	7,531	0.12
Allium Buyer, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.29%	5/2/2023	5/2/2030	1,572		1,533	1,565	0.03
Cassipoée SASU	(4)(5)(6)(8)	E +	4.50%	6.98%	2/26/2025	2/26/2032	EUR	160	164	170	0.00
Fern Bidco Ltd	(4)(5)(6)(8)	S +	5.25%	9.71%	7/1/2024	7/3/2031	GBP	20,317	25,225	25,786	0.41
Fern Bidco Ltd	(4)(5)(6)(7)(8)	S +	5.25%	9.71%	7/1/2024	7/3/2031	GBP	2,222	2,670	2,641	0.04
Infostretch Corporation	(4)(5)(10)	SOFR +	5.75%	10.20%	4/1/2022	4/1/2028	4,863		4,814	4,522	0.07
Inovalon Holdings, Inc.	(4)(10)	SOFR +	5.75%	10.31%	11/24/2021	11/24/2028	112,568		111,220	112,568	1.80
Inovalon Holdings, Inc.	(4)(10)	SOFR +	5.75%	10.31%	11/24/2021	11/24/2028	8,180		8,073	8,180	0.13
KEN Bidco Ltd	(4)(5)(6)(10)	S +	6.00%	10.57% (incl. 2.50% PIK)	5/3/2024	8/3/2028	GBP	9,417	11,548	11,799	0.19
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	ST +	6.00%	8.35%	9/28/2022	9/28/2029	SEK	2,090	185	208	0.00
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	E +	6.00%	8.36%	9/28/2022	9/28/2029	EUR	952	914	1,030	0.02
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	CI +	6.00%	8.31%	9/28/2022	9/28/2029	DKK	4,819	623	698	0.01
Monterey Financing, S.à r.l.	(4)(5)(6)(9)	N +	6.00%	10.56%	9/28/2022	9/28/2029	NOK	5,149	465	489	0.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
IT Services (continued)
Nephele III BV	(4)(5)(6)(7)(8)	E +	5.25%	7.61%	3/31/2025	1/14/2032	EUR	293	$312	$312	0.00%
Park Place Technologies, LLC	(4)(10)	SOFR +	5.25%	9.54%	3/25/2024	3/25/2031		$112,970	112,105	112,970	1.81
Park Place Technologies, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.57%	3/25/2024	3/25/2030	3,109		2,999	3,109	0.05
Park Place Technologies, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.57%	3/25/2024	3/25/2031	9,127		9,012	9,084	0.15
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	10.16%	10/25/2021	10/25/2027	18,885		18,724	18,885	0.30
Red River Technology, LLC	(4)(11)	SOFR +	6.00%	10.44%	5/26/2021	5/26/2027	78,973		78,478	70,483	1.13
Redwood Services Group, LLC	(4)(10)	SOFR +	5.25%	9.55%	1/3/2025	6/15/2029	76,961		76,211	76,961	1.23
Redwood Services Group, LLC	(4)(7)(10)	SOFR +	5.25%	9.55%	2/5/2024	6/15/2029	74,682		72,923	74,520	1.19
Turing Holdco, Inc.	(4)(5)(6)(8)	SOFR +	6.00%	10.39% (incl. 2.50% PIK)	10/14/2021	9/28/2028	8,942		8,745	8,674	0.14
Turing Holdco, Inc.	(4)(5)(6)(8)	SOFR +	6.00%	10.40% (incl. 2.50% PIK)	10/14/2021	10/16/2028	4,473		4,411	4,339	0.07
Turing Holdco, Inc.	(4)(5)(6)(8)	E +	6.00%	9.06% (incl. 2.50% PIK)	10/14/2021	9/28/2028	EUR	11,445	13,014	12,004	0.19
Turing Holdco, Inc.	(4)(5)(6)(8)	E +	6.00%	8.36% (incl. 2.50% PIK)	10/14/2021	8/3/2028	EUR	4,404	4,977	4,620	0.07
Turing Holdco, Inc.	(4)(6)(7)(10)	SOFR +	6.00%	10.42% (incl. 2.50% PIK)	5/3/2024	8/3/2028	20,998		20,507	20,368	0.33
Turing Holdco, Inc.	(4)(5)(6)(7)(10)	S +	6.00%	10.57% (incl. 2.50% PIK)	5/3/2024	8/3/2028	GBP	15,797	22,718	19,794	0.32
									621,079	614,366	9.83
Life Sciences Tools & Services
Cambrex Corp.	(4)(5)(7)(10)	SOFR +	4.75%	9.07%	3/5/2025	3/5/2032	22,262		21,997	21,994	0.35
Creek Parent Inc.	(4)(7)(10)	SOFR +	5.25%	9.57%	12/17/2024	12/18/2031	68,799		67,477	67,421	1.08
Falcon Parent Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.30%	11/6/2024	11/6/2031	18,967		18,750	18,784	0.30
Falcon Parent Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.30%	3/5/2025	11/6/2031	3,165		3,123	3,125	0.05
									111,347	111,324	1.78

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Machinery
Bidco 76 S.p.A.	(4)(6)(7)(8)	E +	5.00%	7.66%	12/11/2024	12/10/2031	EUR	18,340	$18,894	$19,449	0.31%
MHE Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.00%	10.44%	7/21/2021	7/21/2027		$1,970	1,953	1,959	0.03
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.69%	8/30/2022	7/21/2027	76		75	76	0.00
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.50%	10.97%	12/20/2022	7/21/2027	76		76	76	0.00
									20,998	21,560	0.34
Marine
Armada Parent, Inc.	(4)(7)(10)	SOFR +	5.75%	10.16%	10/29/2021	10/29/2027	25,663		25,422	25,663	0.41
Kattegat Project Bidco AB	(4)(5)(6)(8)	SOFR +	5.50%	9.80%	3/20/2024	4/7/2031	2,605		2,549	2,605	0.04
Kattegat Project Bidco AB	(4)(5)(6)(7)(8)	E +	5.50%	7.86%	3/20/2024	4/7/2031	EUR	29,819	31,573	32,155	0.52
									59,544	60,423	0.97
Media
Bimini Group Purchaser Inc	(4)(10)	SOFR +	5.25%	9.56%	4/26/2024	4/26/2031	50,784		50,344	50,784	0.81
Bimini Group Purchaser Inc	(4)(5)(7)(10)	SOFR +	5.25%	9.55%	4/26/2024	4/26/2031	2,103		1,978	2,008	0.03
									52,322	52,792	0.84

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance Inc	(4)(6)(10)	SOFR +	5.25%	9.57%	8/30/2024	8/15/2028		$49,396	$48,979	$49,396	0.79%
KKR Alberta Midstream Finance Inc.	(4)(6)(10)	SOFR +	5.25%	9.57%	8/30/2024	8/15/2028		26,870	26,627	26,870	0.43
									75,606	76,266	1.22
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.75%	10.29%	11/12/2021	11/12/2027		7,199	7,148	7,073	0.11
Profile Products, LLC	(4)(5)(7)(10)	P+	4.75%	12.25%	11/12/2021	11/12/2027		434	429	424	0.01
Profile Products, LLC	(4)(5)(7)(10)	P+	4.75%	12.25%	11/12/2021	11/12/2027		49	49	42	0.00
									7,626	7,539	0.12
Pharmaceuticals
Dolcetto Holdco S.p.A.	(4)(5)(6)(8)	E +	5.50%	8.96%	10/11/2022	10/27/2028	EUR	1,758	1,714	1,901	0.03
Dolcetto Holdco S.p.A.	(4)(5)(6)(8)	E +	5.50%	7.87%	1/29/2025	10/27/2028	EUR	1,754	1,812	1,897	0.03
Eden Acquisitionco Ltd	(4)(6)(7)(10)	SOFR +	6.25%	10.53%	11/2/2023	11/18/2030		34,485	38,053	34,041	0.55
Elanco Animal Health, Inc.	(5)(6)(8)	SOFR +	1.75%	6.17%	1/30/2025	8/1/2027		996	997	995	0.02
Gusto Sing Bidco Pte Ltd	(4)(5)(6)(7)(10)	BB +	4.75%	9.46%	11/15/2024	11/15/2031	AUD	1,000	637	618	0.01
									43,213	39,452	0.64
Professional Services
ALKU, LLC	(4)(5)(10)	SOFR +	6.25%	10.47%	5/23/2023	5/23/2029		788	774	788	0.01
ALKU, LLC	(4)(10)	SOFR +	5.50%	9.72%	2/21/2024	5/23/2029		26,395	25,979	26,000	0.42
Apex Companies, LLC	(4)(5)(11)	SOFR +	5.25%	9.56%	8/28/2024	1/31/2028		10,924	10,785	10,842	0.17
Apex Companies, LLC	(4)(5)(11)	SOFR +	5.25%	9.54%	1/31/2023	1/31/2028		1,970	1,942	1,955	0.03
Apex Companies, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.56%	8/28/2024	1/31/2028		2,786	2,727	2,724	0.04
Artisan Acquisitionco, Ltd.	(4)(6)(7)(8)	SOFR +	5.00%	9.30%	9/27/2024	9/30/2031		57,154	56,019	56,075	0.90
Baker Tilly Advisory Group LP	(4)(7)(10)	SOFR +	4.75%	9.07%	6/3/2024	6/3/2031		46,494	45,705	46,442	0.74
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	4.50%	8.82%	11/2/2021	11/2/2027		6,867	6,799	6,846	0.11
Chartwell Cumming Holding, Corp.	(4)(7)(11)	SOFR +	4.75%	9.07%	5/26/2021	11/16/2029		87,023	86,401	86,942	1.39
Chartwell Cumming Holding, Corp.	(4)(5)(7)(11)	SOFR +	4.75%	9.07%	11/18/2022	11/16/2029		10,487	10,200	10,475	0.17
Chartwell Cumming Holding, Corp.	(4)(11)	SOFR +	4.75%	9.07%	2/14/2025	11/16/2029		14,038	13,899	14,038	0.22
Cisive Holdings Corp	(4)(7)(11)	SOFR +	5.75%	10.15%	12/8/2021	12/8/2028		8,379	8,280	8,231	0.13
Clearview Buyer, Inc.	(4)(7)(10)	SOFR +	5.35%	9.65%	8/26/2021	8/26/2027		7,252	7,188	7,252	0.12
CRCI Longhorn Holdings Inc	(4)(5)(7)(10)	SOFR +	5.00%	9.32%	8/27/2024	8/27/2031		11,441	11,323	11,426	0.18
CRCI Longhorn Holdings Inc	(4)(5)(7)(10)	SOFR +	5.00%	9.31%	8/27/2024	8/27/2031		994	977	994	0.02
East River Bidco Gmbh	(4)(6)(7)(8)	E +	5.25%	7.62%	3/26/2025	3/26/2032	EUR	90	95	96	0.00

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
G&A Partners Holding Company II, LLC	(4)(9)	SOFR +	5.50%	9.81%	3/1/2024	3/1/2031		$30,020	$29,512	$30,020	0.48%
G&A Partners Holding Company II, LLC	(4)(5)(7)(9)	SOFR +	5.50%	9.81%	3/1/2024	3/1/2031		3,673	3,477	3,542	0.06
Guidehouse, Inc.	(4)(10)	SOFR +	5.00%	9.32% (incl. 2.00% PIK)	10/15/2021	12/16/2030		311,831	309,945	311,831	5.00
IG Investments Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	9.29%	11/1/2024	9/22/2028		46,231	45,730	46,231	0.74
Legacy Intermediate, LLC	(4)(5)(10)	SOFR +	5.75%	10.21%	2/25/2022	2/25/2028		6,684	6,621	6,684	0.11
Legacy Intermediate, LLC	(4)(5)(10)	SOFR +	5.75%	10.20%	12/22/2023	2/25/2028		1,290	1,272	1,290	0.02
Mercury Bidco Globe Limited	(4)(5)(6)(7)(8)	S +	5.75%	10.21%	1/18/2024	1/31/2031	GBP	47,583	59,381	61,292	0.98
MPG Parent Holdings, LLC	(4)(11)	SOFR +	5.00%	9.30%	1/8/2024	1/8/2030		10,845	10,672	10,845	0.17
MPG Parent Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.30%	1/8/2024	1/8/2030		2,662	2,577	2,639	0.04
Oxford Global Resources Inc	(4)(11)	SOFR +	6.00%	10.42%	8/17/2021	8/17/2027		18,725	18,577	18,725	0.30
Oxford Global Resources Inc	(4)(7)(11)	SOFR +	6.00%	10.42%	8/17/2021	8/17/2027		2,907	2,866	2,907	0.05
Oxford Global Resources Inc	(4)(9)	SOFR +	6.00%	10.41%	6/6/2024	8/17/2027		2,211	2,173	2,211	0.04
Pavion Corp.	(4)(6)(10)	SOFR +	6.00%	10.29% (incl. 2.25% PIK)	10/30/2023	10/30/2030		73,714	72,539	72,977	1.17
Pavion Corp.	(4)(6)(7)(10)	SOFR +	6.00%	10.29% (incl. 2.25% PIK)	10/30/2023	10/30/2030		15,588	15,357	15,406	0.25
Petrus Buyer, Inc.	(4)(5)(10)	SOFR +	4.75%	9.07%	10/17/2022	10/17/2029		1,867	1,830	1,867	0.03
Petrus Buyer, Inc.	(4)(7)(10)	SOFR +	4.75%	9.07%	10/17/2022	10/17/2029		334	320	330	0.01
Petrus Buyer, Inc.	(4)(5)(10)	SOFR +	4.75%	9.07%	2/26/2025	10/17/2029		645	642	645	0.01
STV Group, Inc.	(4)(10)	SOFR +	5.00%	9.32%	3/20/2024	3/20/2031		24,173	23,761	24,173	0.39
STV Group, Inc.	(4)(5)(7)(10)	P +	4.00%	11.50%	3/20/2024	3/20/2030		1,046	906	977	0.02
The North Highland Co LLC	(4)(5)(10)	SOFR +	4.75%	9.07%	12/20/2024	12/20/2031		15,982	15,830	15,823	0.25
The North Highland Co LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.07%	12/20/2024	12/20/2030		2,024	1,956	1,952	0.03
Thevelia US, LLC	(5)(6)(9)	SOFR +	3.00%	7.30%	7/29/2024	6/18/2029		1,282	1,280	1,279	0.02
Titan Investment Company, Inc.	(4)(8)	SOFR +	5.75%	10.28%	3/20/2020	3/20/2027		41,055	40,425	38,387	0.62
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	5.25%	9.76%	6/29/2021	6/29/2028		59,901	59,320	59,901	0.96
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	5.25%	9.67%	6/29/2021	6/29/2028		34,698	34,398	34,684	0.56
Trinity Partners Holdings, LLC	(4)(7)(11)(18)	SOFR +	6.24%	10.66%	12/21/2021	12/21/2028		4,689	4,639	4,689	0.08

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
West Monroe Partners, LLC	(4)(7)(10)	SOFR +	4.75%	9.07%	11/9/2021	11/8/2028		$14,558	$14,414	$14,413	0.23%
West Monroe Partners, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.07%	12/18/2024	11/8/2028	498		493	493	0.01
YA Intermediate Holdings II, LLC	(4)(5)(10)	SOFR +	5.00%	9.31%	10/1/2024	10/1/2031	7,868		7,805	7,829	0.13
YA Intermediate Holdings II, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.32%	10/1/2024	10/1/2031	427		397	403	0.01
									1,078,208	1,085,571	17.42
Real Estate Management & Development
Castle Management Borrower, LLC	(4)(7)(11)	SOFR +	5.50%	9.80%	11/3/2023	11/3/2029	24,150		23,840	24,150	0.39
Community Management Holdings Midco 2 LLC	(4)(5)(10)	SOFR +	5.00%	9.29%	11/1/2024	11/1/2031	9,650		9,512	9,577	0.15
Community Management Holdings Midco 2 LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.29%	11/1/2024	11/1/2031	379		328	337	0.01
Neptune BidCo SAS	(4)(5)(6)(7)(8)	E +	5.25%	7.86%	4/1/2024	4/1/2031	EUR	6,495	6,886	6,937	0.11
Odevo AB	(4)(5)(6)(8)	E +	5.50%	8.05%	10/31/2024	12/31/2030	EUR	251	261	270	0.00
Odevo AB	(4)(5)(6)(8)	S +	5.50%	9.96%	10/31/2024	12/31/2030	GBP	2,215	2,793	2,847	0.05
Odevo AB	(4)(5)(6)(8)	ST +	5.50%	7.84%	10/31/2024	12/31/2030	SEK	90,957	8,212	9,004	0.14
Odevo AB	(4)(5)(6)(7)(8)	SOFR +	5.50%	9.80%	10/31/2024	12/31/2030	28,239		27,282	28,014	0.45
Progress Residential PM Holdings, LLC	(4)(10)	SOFR +	5.50%	9.92%	2/16/2021	8/8/2030	67,900		67,138	67,900	1.09
Progress Residential PM Holdings, LLC	(4)(7)(10)	SOFR +	5.50%	9.92%	7/26/2022	8/8/2030	833		819	833	0.01
									147,071	149,869	2.40
Software
Abacus Holdco 2 Oy	(4)(5)(6)(7)(8)	E +	4.75%	7.54%	10/11/2024	10/10/2031	EUR	838	909	900	0.01
AI Titan Parent Inc	(4)(5)(7)(10)	SOFR +	4.75%	9.07%	8/29/2024	8/29/2031	4,352		4,304	4,332	0.07
Anaplan, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.30%	6/21/2022	6/21/2029	1,799		1,776	1,799	0.03
Anaplan, Inc.	(4)(10)	SOFR +	5.00%	9.30%	4/25/2024	6/21/2029	19,179		19,020	19,179	0.31
Arnhem BidCo GmbH	(4)(6)(7)(8)	E +	4.75%	7.11%	9/18/2024	10/1/2031	EUR	48,873	53,493	52,258	0.84
AuditBoard Inc	(4)(7)(10)	SOFR +	4.75%	9.05%	7/12/2024	7/12/2031	9,270		9,151	9,220	0.15
Azurite Intermediate Holdings, Inc.	(4)(7)(10)	SOFR +	6.50%	10.82%	3/19/2024	3/19/2031	36,936		36,411	36,936	0.59
Banyan Software Holdings, LLC	(4)(5)(11)	SOFR +	5.25%	9.57%	1/2/2025	1/2/2031	9,391		9,301	9,297	0.15
Banyan Software Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.57%	1/2/2025	1/2/2031	1,955		1,912	1,910	0.03

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Bayshore Intermediate #2 LP	(4)(5)(7)(10)	SOFR +	6.25%	10.56% (incl. 3.38% PIK)	11/8/2024	10/1/2028		$94,958	$94,812	$94,916	1.52%
Bending Spoons US, Inc.	(6)(11)	SOFR +	5.25%	9.54%	2/19/2025	3/7/2031	14,338		14,089	14,408	0.23
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	6.00%	10.30% (incl. 1.00% PIK)	8/8/2022	8/8/2028	1,959		1,938	1,950	0.03
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	6.00%	10.30% (incl. 1.00% PIK)	8/8/2022	8/8/2028	346		342	344	0.01
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	6.00%	10.30% (incl. 1.00% PIK)	8/8/2022	8/8/2028	238		236	237	0.00
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	6.00%	10.30% (incl. 1.00% PIK)	10/25/2024	8/8/2028	1,591		1,570	1,583	0.03
Bluefin Holding, LLC	(4)(7)(11)	SOFR +	6.25%	10.80%	9/12/2023	9/12/2029	27,291		26,764	27,217	0.44
Brave Parent Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	9.32%	11/28/2023	11/28/2030	67,617		67,006	67,595	1.08
Caribou Bidco Ltd	(4)(6)(8)	S +	5.00%	9.70%	7/2/2024	2/1/2029	GBP	39,280	49,897	50,740	0.81
Confine Visual Bidco	(4)(6)(8)	SOFR +	5.75%	10.06%	2/23/2022	2/23/2029	15,868		15,606	12,813	0.21
Confine Visual Bidco	(4)(5)(6)(8)	SOFR +	5.75%	10.06%	3/11/2022	2/23/2029	379		379	306	0.00
Confluence Technologies, Inc.	(4)(5)(9)	SOFR +	5.00%	9.29%	2/14/2025	7/30/2028	2,215		2,149	2,171	0.03
Connatix Buyer, Inc.	(4)(10)	SOFR +	5.50%	10.05%	7/14/2021	7/14/2027	21,307		21,145	20,988	0.34
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.07%	7/14/2021	7/14/2027	1,086		1,045	1,005	0.02
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.05%	10/9/2024	7/14/2027	1,308		1,257	1,275	0.02
Coupa Software Inc.	(4)(5)(6)(7)(10)	SOFR +	5.25%	9.54%	2/27/2023	2/27/2030	1,822		1,787	1,820	0.03
Crewline Buyer, Inc.	(4)(7)(11)	SOFR +	6.75%	11.07%	11/8/2023	11/8/2030	61,956		60,585	61,615	0.99
Denali Bidco Ltd	(4)(5)(6)(7)(10)	S +	5.00%	9.46%	8/29/2023	8/29/2030	GBP	4,022	4,951	5,193	0.08
Denali Bidco Ltd	(4)(5)(6)(8)	E +	5.00%	7.68%	8/29/2023	8/29/2030	EUR	1,166	1,231	1,260	0.02
Denali Bidco Ltd	(4)(5)(6)(8)	E +	5.00%	7.68%	2/28/2024	8/29/2030	EUR	263	276	285	0.00
Denali Bidco Ltd	(4)(5)(6)(8)	E +	5.00%	7.68%	2/28/2024	8/29/2030	EUR	1,632	1,747	1,765	0.03
Diligent Corp	(4)(10)	SOFR +	5.00%	9.31%	4/30/2024	8/2/2030	49,683		49,513	49,683	0.80
Diligent Corp	(4)(10)	SOFR +	5.00%	9.31%	4/30/2024	8/2/2030	8,517		8,488	8,517	0.14

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Discovery Education, Inc.	(4)(10)	SOFR +	6.75%	11.14% (incl. 6.07% PIK)	4/7/2022	4/9/2029		$33,211	$32,914	$27,980	0.45%
Discovery Education, Inc.	(4)(5)(10)	SOFR +	5.75%	10.15%	4/7/2022	4/9/2029	2,960		2,926	2,494	0.04
Discovery Education, Inc.	(4)(5)(11)	SOFR +	6.75%	11.04% (incl. 6.02% PIK)	10/3/2023	4/9/2029	3,738		3,705	3,149	0.05
Doit International Ltd	(4)(5)(7)(11)	SOFR +	4.50%	8.82%	11/25/2024	11/26/2029	17,409		17,089	17,060	0.27
Dropbox, Inc.	(4)(5)(6)(7)(10)(18)	SOFR +	6.38%	10.70%	12/10/2024	12/11/2029	35,206		34,381	34,413	0.55
Edison Bidco AS	(4)(5)(6)(7)(8)	E +	5.25%	7.91%	12/18/2024	12/18/2031	EUR	345	307	315	0.01
Elements Finco Ltd	(4)(5)(6)(8)	SOFR +	4.75%	9.07%	4/30/2024	4/29/2031	5,046		5,027	5,008	0.08
Elements Finco Ltd	(4)(5)(6)(8)	S +	5.25%	9.70% (incl. 2.25% PIK)	3/27/2024	4/29/2031	GBP	19,513	24,181	25,016	0.40
Elements Finco Ltd	(4)(5)(6)(8)	SOFR +	4.75%	9.29% (incl. 1.97% PIK)	3/27/2024	4/29/2031	6,101		6,039	6,055	0.10
Elements Finco Ltd	(4)(5)(6)(8)	S +	5.25%	9.83% (incl. 2.25% PIK)	3/27/2024	4/29/2031	GBP	8,747	10,839	11,214	0.18
Elements Finco Ltd	(4)(5)(6)(8)	S +	5.25%	9.70% (incl. 2.25% PIK)	11/29/2024	4/29/2031	GBP	3,597	4,455	4,611	0.07
Everbridge Holdings, LLC	(4)(6)(10)	SOFR +	5.00%	9.31%	7/2/2024	7/2/2031	22,167		22,068	22,111	0.35
Everbridge Holdings, LLC	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.31%	7/2/2024	7/2/2031	2,167		2,140	2,147	0.03
Experity, Inc.	(4)(10)	SOFR +	6.00%	10.30% (incl. 3.25% PIK)	7/22/2021	2/24/2028	11,957		11,855	11,957	0.19
Experity, Inc.	(4)(5)(7)(10)	SOFR +	6.00%	10.30% (incl. 3.25% PIK)	2/24/2022	2/24/2028	3,848		3,781	3,825	0.06
Gigamon Inc.	(4)(10)	SOFR +	5.75%	10.20%	3/11/2022	3/9/2029	7,232		7,150	6,780	0.11
Gigamon Inc.	(4)(5)(7)(10)	SOFR +	5.75%	10.19%	3/11/2022	3/9/2029	131		129	104	0.00
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.00%	9.30%	7/15/2024	12/2/2028	8,444		8,406	8,425	0.13
Granicus Inc.	(4)(10)	SOFR +	5.75%	10.04% (incl. 2.25% PIK)	1/17/2024	1/17/2031	17,565		17,424	17,565	0.28
Granicus Inc.	(4)(7)(10)	SOFR +	5.25%	9.54% (incl. 2.25% PIK)	1/17/2024	1/17/2031	4,726		4,681	4,722	0.08

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Graphpad Software, LLC	(4)(10)	SOFR +	4.75%	9.05%	6/28/2024	6/28/2031		$24,024	$23,864	$24,024	0.38%
Graphpad Software, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.05%	6/28/2024	6/28/2031		601	545	562	0.01
GS Acquisitionco Inc	(4)(5)(7)(10)	SOFR +	5.25%	9.55%	3/26/2024	5/25/2028		584	568	566	0.01
GS Acquisitionco Inc	(4)(5)(11)	SOFR +	5.25%	9.55%	3/26/2024	5/25/2028		5,317	5,301	5,291	0.08
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.55%	9.87% (incl. 2.93% PIK)	6/14/2024	6/14/2031		14,828	14,698	14,753	0.24
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.55%	9.87% (incl. 2.93% PIK)	9/26/2024	6/14/2031		6,756	6,694	6,722	0.11
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.55%	9.87% (incl. 2.93% PIK)	6/14/2024	6/14/2031		5,507	5,459	5,480	0.09
Icefall Parent, Inc.	(4)(7)(11)	SOFR +	6.50%	10.79%	1/26/2024	1/25/2030		32,592	32,018	32,592	0.52
IQN Holding Corp	(4)(10)	SOFR +	5.25%	9.56%	5/2/2022	5/2/2029		4,879	4,852	4,879	0.08
IQN Holding Corp	(4)(5)(7)(10)	SOFR +	5.25%	9.57%	5/2/2022	5/2/2028		335	332	335	0.01
IRI Group Holdings Inc	(4)(10)	SOFR +	5.00%	9.31%	4/1/2024	12/1/2028		197,025	194,773	197,025	3.16
IRI Group Holdings Inc	(4)(5)(7)(10)	SOFR +	5.00%	9.32%	4/1/2024	12/1/2027		1,546	1,393	1,546	0.02
JS Parent Inc	(4)(7)(10)	SOFR +	5.00%	9.59%	4/24/2024	4/24/2031		35,488	35,319	35,471	0.57
LD Lower Holdings, Inc.	(4)(11)	SOFR +	7.50%	11.90%	2/8/2021	8/9/2027		84,068	83,779	83,437	1.34
LogicMonitor Inc	(4)(5)(7)(10)	SOFR +	5.50%	9.79%	11/15/2024	11/15/2031		15,936	15,724	15,712	0.25
Magnesium BorrowerCo, Inc.	(4)(5)(10)	SOFR +	5.25%	9.57%	5/19/2022	5/18/2029		5,614	5,539	5,614	0.09
Magnesium BorrowerCo, Inc.	(4)(5)(10)	SOFR +	5.25%	9.57%	3/21/2024	5/18/2029		140	138	140	0.00
Magnesium BorrowerCo, Inc.	(4)(5)(10)	S +	5.25%	9.71%	5/19/2022	5/18/2029	GBP	3,357	4,130	4,336	0.07
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	3.75%	8.20%	7/30/2021	7/31/2028		8,417	8,357	7,323	0.12
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(7)(9)	SOFR +	6.25%	10.70%	6/9/2023	7/31/2028		6,878	6,721	6,382	0.10
Medallia, Inc.	(4)(10)	SOFR +	6.50%	10.82% (incl. 4.00% PIK)	10/28/2021	10/29/2028		383,023	379,710	341,848	5.48
Medallia, Inc.	(4)(5)(10)	SOFR +	6.50%	10.82% (incl. 4.00% PIK)	8/16/2022	10/29/2028		2,247	2,224	2,006	0.03

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Monk Holding Co.	(4)(10)(18)	SOFR +	5.50%	9.90%	12/1/2021	12/1/2027		$4,743	$4,692	$4,743	0.08%
Monk Holding Co.	(4)(5)(7)(10)	SOFR +	5.50%	9.90%	12/1/2021	12/1/2027	287		280	275	0.00
MRI Software, LLC	(11)	SOFR +	4.75%	9.05%	9/22/2020	2/10/2027	6,707		6,715	6,656	0.11
MRI Software, LLC	(11)	SOFR +	4.75%	9.05%	2/10/2020	2/10/2027	90,441		90,126	89,761	1.44
MRI Software, LLC	(4)(7)(11)	SOFR +	4.75%	9.05%	2/10/2020	2/10/2027	409		379	188	0.00
NAVEX TopCo, Inc.	(4)(7)(10)	SOFR +	5.50%	9.82%	11/9/2023	11/9/2030	60,690		59,640	60,690	0.97
Nintex Topco Limited	(4)(6)(8)	SOFR +	6.00%	10.45% (incl. 1.50% PIK)	11/12/2021	11/13/2028	34,067		33,722	31,342	0.50
Noble Midco 3 Ltd	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.30%	6/10/2024	6/24/2031	16,985		16,800	16,966	0.27
Optimizely North America Inc	(4)(5)(10)	S +	5.50%	9.96%	10/30/2024	10/30/2031	GBP	865	1,111	1,106	0.02
Optimizely North America Inc	(4)(5)(10)	E +	5.25%	7.61%	10/30/2024	10/30/2031	EUR	2,882	3,100	3,085	0.05
Optimizely North America Inc	(4)(5)(7)(10)	SOFR +	5.00%	9.32%	10/30/2024	10/30/2031	8,214		8,126	8,120	0.13
Oranje Holdco, Inc.	(4)(5)(7)(11)	SOFR +	7.75%	12.04%	2/1/2023	2/1/2029	2,000		1,964	2,000	0.03
Oranje Holdco, Inc.	(4)(11)	SOFR +	7.25%	11.82%	4/19/2024	2/1/2029	33,969		33,402	33,969	0.54
PDI TA Holdings, Inc.	(4)(10)	SOFR +	5.50%	9.79%	2/1/2024	2/3/2031	43,815		43,326	43,815	0.70
PDI TA Holdings, Inc.	(4)(7)(10)	SOFR +	5.50%	9.79%	2/1/2024	2/3/2031	4,342		4,263	4,342	0.07
Ping Identity Holding Corp	(4)(5)(7)(10)	SOFR +	4.75%	9.05%	10/21/2024	10/17/2029	6,674		6,674	6,674	0.11
QBS Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.05%	11/7/2024	11/7/2031	9,319		9,270	9,291	0.15
QBS Parent, Inc.	(4)(10)	SOFR +	4.75%	9.05%	2/28/2025	11/7/2031	904		899	902	0.01
Rally Buyer, Inc.	(4)(5)(10)	SOFR +	5.75%	10.05%	7/19/2022	7/19/2028	886		877	818	0.01
Rally Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	10.05%	7/19/2022	7/19/2028	71		70	63	0.00
Relativity ODA, LLC	(4)(7)(11)	SOFR +	4.50%	8.82%	5/12/2021	5/12/2029	19,337		19,153	19,204	0.31
Scorpio BidCo SAS	(4)(5)(6)(7)(8)	E +	5.75%	8.11%	4/3/2024	4/30/2031	EUR	22,826	24,697	24,634	0.39
Spaceship Purchaser Inc	(4)(5)(7)(10)	SOFR +	5.00%	9.30%	10/17/2024	10/17/2031	91,506		90,487	90,874	1.46
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	9.92%	3/9/2021	3/11/2027	56,702		56,428	56,702	0.91
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	9.92%	11/19/2021	3/11/2027	20,930		20,776	20,930	0.34
Spitfire Parent, Inc.	(4)(5)(11)	E +	5.50%	7.86%	3/8/2021	3/11/2027	EUR	10,080	12,090	10,900	0.17
Stamps.com, Inc.	(4)(5)(10)	SOFR +	5.75%	10.14%	12/14/2021	10/5/2028	3,273		3,239	3,216	0.05
Stamps.com, Inc.	(4)(10)	SOFR +	5.75%	10.14%	10/5/2021	10/5/2028	278,297		275,504	273,427	4.38
Tango Bidco SAS	(4)(5)(6)(8)	E +	5.00%	7.79%	10/17/2024	10/17/2031	EUR	11,872	12,685	12,656	0.20
Tango Bidco SAS	(4)(5)(6)(7)(8)	E +	5.00%	7.79%	10/17/2024	10/17/2031	EUR	3,252	3,466	3,435	0.06
Tricentis Operations Holdings, Inc.	(4)(7)(11)	SOFR +	6.25%	10.55% (incl. 4.87% PIK)	2/11/2025	2/11/2032	22,975		22,699	22,694	0.36

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Triple Lift, Inc.	(4)(10)	SOFR +	5.75%	10.20%	3/18/2022	5/5/2028		$13,738	$13,599	$13,188	0.21%
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	10.20%	5/6/2021	5/5/2028	47,209		46,723	45,012	0.72
Varicent Parent Holdings Corp	(4)(5)(7)(10)	SOFR +	6.00%	10.33% (incl. 3.25% PIK)	8/23/2024	8/23/2031	12,450		12,252	12,314	0.20
WPEngine, Inc.	(4)(7)(10)	SOFR +	6.50%	10.82%	8/14/2023	8/14/2029	66,667		65,065	66,467	1.07
Zendesk Inc	(4)(5)(7)(10)	SOFR +	5.00%	9.30%	7/23/2024	11/22/2028	1,615		1,592	1,610	0.03
Zorro Bidco Ltd	(4)(5)(6)(7)(8)	S +	4.90%	9.36%	8/13/2024	8/13/2031	GBP	28,479	35,554	36,373	0.58
Zorro Bidco Ltd	(4)(5)(6)(8)	S +	4.90%	9.36%	1/30/2025	8/13/2031	GBP	3,165	3,898	4,047	0.06
Zorro Bidco Ltd	(4)(5)(6)(8)	ST +	4.90%	7.21%	2/6/2025	8/13/2031	SEK	43,390	3,946	4,273	0.07
									2,664,014	2,621,274	41.99
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	5.98%	10.38%	5/3/2019	5/3/2026	163,594		163,118	163,594	2.62
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	5.00%	9.42%	6/13/2024	2/28/2028	84,454		83,955	84,454	1.35
Trading Companies & Distributors
Paramount Global Surfaces Inc	(4)(11)	SOFR +	6.00%	10.43%	4/30/2021	4/1/2027	53,904		53,359	47,436	0.76
Red Fox CD Acquisition Corp	(4)(11)	SOFR +	6.00%	10.30%	3/4/2024	3/4/2030	73,827		72,420	73,827	1.18
									125,779	121,263	1.94
Transportation Infrastructure
Capstone Acquisition Holdings Inc	(4)(11)	SOFR +	4.50%	8.92%	8/29/2024	11/13/2029	5,446		5,428	5,446	0.09
Frontline Road Safety, LLC	(4)(8)	SOFR +	4.75%	9.07% (incl. 2.00% PIK)	3/4/2025	3/4/2032	15,013		14,864	14,862	0.24
Frontline Road Safety, LLC	(4)(5)(7)(8)	SOFR +	4.75%	9.07% (incl. 2.00% PIK)	3/4/2025	3/4/2032	80		33	32	0.00
Helix TS, LLC	(4)(7)(10)	SOFR +	6.25%	10.55%	8/4/2021	8/4/2027	21,029		20,724	20,577	0.33
Helix TS, LLC	(4)(10)	SOFR +	6.25%	10.54%	8/4/2021	8/4/2027	20,861		20,698	20,548	0.33
Helix TS, LLC	(4)(5)(10)	SOFR +	6.25%	10.55%	12/22/2023	8/4/2027	3,766		3,717	3,709	0.06
Helix TS, LLC	(4)(5)(10)	SOFR +	6.25%	10.55%	12/14/2022	8/4/2027	980		971	965	0.02
Italian Motorway Holdings S.à r.l	(4)(5)(6)(8)	E +	5.25%	8.14%	4/28/2022	4/28/2029	EUR	78,810	81,692	85,217	1.37
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.27%	4/19/2021	10/19/2027	32,998		32,712	31,513	0.50
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.14%	4/19/2021	10/19/2027	20,375		20,221	19,459	0.31
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.14%	1/31/2022	10/19/2027	4,154		4,116	3,967	0.06
Roadsafe Holdings, Inc.	(4)(5)(11)	P +	4.75%	12.25%	9/11/2024	10/19/2027	1,235		1,215	1,179	0.02

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Transportation Infrastructure (continued)
Safety Borrower Holdings LP	(4)(11)	SOFR +	5.25%	9.69%	9/1/2021	9/1/2027	$5,243	$5,225	$5,243	0.08%
Safety Borrower Holdings LP	(4)(5)(7)(11)	P +	4.25%	11.75%	9/1/2021	9/1/2027	93	92	89	0.00
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.91%	9/24/2021	9/24/2027	36,717	36,416	36,717	0.59
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.79%	9/19/2023	9/24/2027	15,760	15,565	15,760	0.25
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.79%	9/24/2021	9/24/2027	11,374	11,374	11,374	0.18
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.90%	9/19/2023	9/24/2027	9,945	9,822	9,945	0.16
Sam Holding Co, Inc.	(4)(5)(7)(11)	P +	4.50%	12.00%	9/24/2021	3/24/2027	1,600	1,557	1,600	0.03
Sam Holding Co, Inc.	(4)(5)(7)(11)	SOFR +	5.50%	9.89%	9/5/2024	9/24/2027	8,185	8,101	8,084	0.13
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	9.94%	7/9/2021	7/9/2027	38,388	38,098	38,388	0.62
TRP Infrastructure Services, LLC	(4)(5)(7)(11)	SOFR +	5.50%	9.97%	12/2/2024	7/9/2027	13,189	13,028	13,135	0.21
								345,669	347,809	5.58
Total First Lien Debt - non-controlled/non-affiliated								12,714,360	12,579,878	201.55
First Lien Debt - non-controlled/affiliated
Professional Services
Material Holdings, LLC	(4)(5)(7)(10)(16)	SOFR +	6.00%	10.43% (incl. 9.90% PIK)	6/14/2024	8/19/2027	22,123	21,966	22,082	0.35
Material Holdings, LLC	(4)(5)(10)(16)(17)	SOFR +	6.00%	10.43% PIK	6/14/2024	8/19/2027	5,336	5,291	943	0.02
								27,257	23,025	0.37
Total First Lien Debt - non-controlled/affiliated								27,257	23,025	0.37
Total First Lien Debt								12,741,617	12,602,903	201.92

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Second Lien Debt
Second Lien Debt - non-controlled/non-affiliated
Health Care Providers & Services
Canadian Hospital Specialties Ltd.	(4)(5)(6)(8)		8.75%	8.75%	4/15/2021	4/15/2029	CAD	10,533	$8,320	$6,715	0.11%
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	13.14%	5/26/2021	10/15/2027		$5,183	5,142	4,795	0.08
									13,462	11,510	0.19
Health Care Technology
Project Ruby Ultimate Parent Corp	(4)(5)(10)	SOFR +	5.25%	9.69%	10/15/2024	3/10/2029	1,000		996	998	0.02
Insurance
SQ ABS Issuer LLC	(4)(5)(6)(8)		9.65%	9.65%	10/11/2024	10/20/2039	3,812		3,759	3,783	0.06
Interactive Media & Services
Speedster Bidco GmbH	(4)(6)(8)	CA +	5.50%	8.16%	12/10/2024	2/13/2032	CAD	50,654	35,488	34,584	0.55
IT Services
Inovalon Holdings, Inc.	(4)(10)	SOFR +	10.50%	15.05% PIK	11/24/2021	11/24/2033	14,613		14,414	14,613	0.23
Machinery
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	11.44%	11/19/2021	11/19/2029	9,619		9,562	9,186	0.15
Professional Services
Thevelia US, LLC	(4)(5)(6)(9)	SOFR +	6.00%	10.30%	6/17/2022	6/17/2032	4,920		4,824	4,920	0.08
Software
CB Nike Holdco LLC	(4)(5)(11)	SOFR +	7.35%	11.67% PIK	11/25/2024	11/26/2029	36,675		35,995	35,941	0.58
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.50%	10.97% (incl. 6.50% PIK)	7/30/2021	7/30/2029	3,550		3,523	2,947	0.05
									39,518	38,888	0.63
Total Second Lien Debt - non-controlled/non-affiliated									122,023	118,482	1.91
Total Second Lien Debt									122,023	118,482	1.91
Unsecured Debt
Unsecured Debt - non-controlled/non-affiliated
Health Care Technology
Healthcomp Holding Company, LLC	(4)(5)(8)		13.75%	13.75% PIK	11/8/2023	11/8/2031	11,985		11,731	11,835	0.19
IT Services
PPT Holdings III, LLC	(4)(5)(8)		12.75%	12.75% PIK	3/25/2024	3/27/2034	1,832		1,796	1,823	0.03
Total Unsecured Debt - non-controlled/non-affiliated									13,527	13,658	0.22
Total Unsecured Debt									13,527	13,658	0.22

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity
Equity - non-controlled/non-affiliated
Aerospace & Defense
Micross Topco, Inc. - Common Equity	(4)			3/28/2022		4,767	$4,767	$6,542	0.10%
Air Freight & Logistics
AGI Group Holdings LP - Class A-2 Common Units	(4)			6/11/2021		902	902	1,239	0.02
Mode Holdings, L.P. - Class A-2 Common Units	(4)			12/9/2019		5,486,923	5,487	5,432	0.09
Red Griffin ParentCo, LLC - Class A Common Units	(4)			11/27/2024		935	3,968	2,931	0.05
							10,357	9,602	0.16
Commercial Services & Supplies
Genstar Neptune Blocker, LLC - Blocker Units	(4)			12/2/2024		218	343	336	0.01
Genstar Neptune Blocker, LLC - Class Z Units	(4)			12/2/2024		57	81	79	0.00
Genstar Neptune Blocker, LLC - Blocker Note	(4)			12/2/2024		8,738	9	9	0.00
GTCR Investors LP - Class A-1 Common Units	(4)			9/29/2023		417,006	417	465	0.01
GTCR/Jupiter Blocker, LLC - Class Z Units	(4)			12/2/2024		41	58	57	0.00
GTCR/Jupiter Blocker, LLC - Blocker Note	(4)			12/2/2024		6,291	6	7	0.00
Jupiter Ultimate Holdings, LLC - Class A Common Units	(4)			11/8/2024		1	0	0	0.00
Jupiter Ultimate Holdings, LLC - Class B Common Units	(4)			11/8/2024		278	218	215	0.00
Jupiter Ultimate Holdings, LLC - Class C Common Units	(4)			11/8/2024		278,074	221	220	0.00
RC VI Buckeye Holdings, LLC - LLC Units	(4)			1/2/2025		161,291	161	161	0.00
							1,514	1,549	0.02

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class A Units	(4)			12/10/2021		1	$702	$0	0.00%
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, L.P.) - Class C Preferred Units	(4)			7/12/2023		1	83	0	0.00
EIS Acquisition Holdings, LP - Class A Common Units	(4)			11/1/2021		6,761	3,350	7,434	0.12
							4,135	7,434	0.12
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interest	(4)		11.50%	8/3/2021		12,511,857	12,315	18,441	0.30
DTA LP - Class A Common Units	(4)			3/25/2024		2,171,032	2,171	1,845	0.03
							14,486	20,286	0.33
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Common Units	(4)			10/1/2021		6,930	5,877	5,906	0.09
Point Broadband Holdings, LLC - Class B Common Units	(4)			10/1/2021		369,255	1,053	631	0.01
Point Broadband Holdings, LLC - Class Additional A Common Units	(4)			3/24/2022		1,489	1,263	1,269	0.02
Point Broadband Holdings, LLC - Class Additional B Common Units	(4)			3/24/2022		79,358	226	136	0.00
							8,419	7,942	0.12
Electronic Equipment, Instruments & Components
NSI Parent, LP - Class A Common Units	(4)			12/23/2024		578,564	579	579	0.01
Spectrum Safety Solutions Purchaser, LLC - Common Equity	(4)(6)			7/1/2024		5,286,915	5,287	5,287	0.08
							5,866	5,866	0.09
Financial Services
THL Fund IX Investors (Plymouth II), LP - LP Interest	(4)			8/31/2023		248,786	249	346	0.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)			9/10/2021		539	$539	$270	0.00%
Health Care Providers & Services
AVE Holdings I Corp. - Series A-1 Preferred Shares	(4)		11.50%	2/25/2022		625,944	607	695	0.01
Jayhawk Holdings, LP - Class A-1 Common Units	(4)			5/26/2021		2,201	392	34	0.00
Jayhawk Holdings, LP - Class A-2 Common Units	(4)			5/26/2021		1,185	211	18	0.00
WHCG Purchaser, Inc. - Class A Common Units	(4)			8/2/2024		4,755,436	0	0	0.00
							1,210	747	0.01
Health Care Technology
Caerus Midco 2 S.à r.l. - Additional Vehicle Units	(4)(6)			10/28/2022		11,710	12	1	0.00
Caerus Midco 2 S.à r.l. - Vehicle Units	(4)(6)			5/25/2022		58,458	58	54	0.00
Healthcomp Holding Company, LLC - Preferred Interest	(4)		6.00%	11/8/2023		9,850	985	916	0.01
							1,055	971	0.01
Insurance
CFCo, LLC (Benefytt Technologies, Inc.) - Class B Units	(4)			9/28/2023		14,907,400	0	0	0.00
SelectQuote Inc. - Warrants	(4)(6)			10/11/2024		601,075	0	439	0.01
Shelf Holdco Ltd - Common Equity	(4)(6)			12/30/2022		50,000	50	190	0.00
							50	629	0.01
IT Services
NC Ocala Co-Invest Beta, L.P. - LP Interest	(4)			11/12/2021		2,854,133	2,854	3,197	0.05
Life Sciences Tools & Services
Falcon Top Parent, LLC - Class A Common Units	(4)			11/6/2024		772,599	773	773	0.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Professional Services
OHCP V TC COI, LP. - LP Interest	(4)				6/29/2021		3,500,000	$3,500	$8,260	0.13%
Tricor Horizon - LP Interest	(4)(6)				6/13/2022		399,027	397	421	0.01
Trinity Air Consultants Holdings Corp - Common Units	(4)				6/12/2024		2,583	3	6	0.00
								3,900	8,687	0.14
Real Estate Management & Development
Community Management Holdings Parent, LP - Series A Preferred Units	(4)			8.00%	11/1/2024		310,331	310	301	0.00
Software
AI Titan Group Holdings, LP - Class A-2 Common Units	(4)				8/28/2024		44	44	45	0.00
Connatix Parent, LLC - Class L Common Units	(4)				7/14/2021		42,045	462	209	0.00
Descartes Holdings, Inc - Class A Common Stock	(4)				10/9/2023		49,139	213	2	0.00
Expedition Holdco, LLC - Class A Common Units	(4)				2/24/2022		90	57	48	0.00
Expedition Holdco, LLC - Class B Common Units	(4)				2/24/2022		90,000	33	14	0.00
Lobos Parent, Inc. - Series A Preferred Shares	(4)			10.50%	11/30/2021		1,545	1,506	2,062	0.03
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)			10.50%	7/30/2021		3,550,000	3,444	3,712	0.06
Mimecast Limited - LP Interest	(4)				5/3/2022		667,850	668	721	0.01
TPG IX Newark CI, L.P. - LP Interest	(4)				10/26/2023		1,965,727	1,966	1,966	0.03
Zoro - Common Equity	(4)				11/22/2022		2,073	21	22	0.00
Zoro - Series A Preferred Shares	(4)	SOFR +	9.50%	13.80%	11/22/2022		373	362	509	0.01
								8,776	9,310	0.14
Specialty Retail
CustomInk, LLC - Series A Preferred Units	(4)				5/3/2019		384,520	5,200	7,844	0.13

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Transportation Infrastructure
Ncp Helix Holdings, LLC - Preferred Shares	(4)		8.00%	8/3/2021		407,274	$407	$471	0.01%
Total Equity - non-controlled/non-affiliated							74,867	92,767	1.46
Equity - non-controlled/affiliated
Insurance
Blackstone Donegal Holdings LP - LP Interest (Westland Insurance Group LTD)	(4)(6)(16)			1/5/2021			1	6,396	0.10
Professional Services
Material+ Holding Company, LLC - Class C Units	(4)(16)			6/14/2024		5,898	0	0	0.00
Total Equity - non-controlled/affiliated							1	6,396	0.10
Total Equity							74,868	99,163	1.56
Total Investments - non-controlled/non-affiliated							12,924,777	12,804,785	205.14
Total Investments - non-controlled/affiliated							27,258	29,421	0.47
Total Investment Portfolio							12,952,035	12,834,206	205.61
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund - Investor Class			4.21%				330,674	330,674	5.30
BlackRock ICS US Treasury Fund			4.18%				283	283	0.00
Other Cash and Cash Equivalents							634,048	634,048	10.16
Total Portfolio Investments, Cash and Cash Equivalents							$13,917,040	$13,799,211	221.07%

(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Condensed Consolidated Schedule of Investments) are denominated in U.S. dollars. As of March 31, 2025, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2025. Variable rate loans typically include an interest reference rate floor feature. As of March 31, 2025, 89.5% of the debt portfolio at fair value had an interest rate floor above zero. Rates on equity instruments represents contractual dividend rates on certain preferred equity positions.
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)
(5)These investments are not pledged as collateral under any of the Company’s credit facilities. For other debt investments that are pledged to the Company’s credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities. Any other debt investments listed above are pledged to financing facilities and are not available to satisfy the creditors of the Company.
(6)The investment is not a Qualifying Asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, Qualifying Assets represent at least 70% of the Company’s total assets. As of March 31, 2025, non-qualifying assets represented 13.9% of total assets as calculated in accordance with regulatory requirements.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
123Dentist, Inc.	Delayed Draw Term Loan	8/10/2026	$154	$—
Abacus Holdco 2 Oy	Delayed Draw Term Loan	5/7/2026	177	—
ACI Group Holdings, Inc.	Revolver	8/2/2027	10,179	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	1,003	—
AI Altius US Bidco, Inc.	Delayed Draw Term Loan	12/21/2028	500	—
AI Titan Parent Inc	Delayed Draw Term Loan	9/30/2026	870	(4)
AI Titan Parent Inc	Revolver	8/29/2031	544	(5)
Allium Buyer, LLC	Revolver	5/2/2029	249	(7)
American Restoration Holdings, LLC	Revolver	7/19/2030	785	—
American Restoration Holdings, LLC	Delayed Draw Term Loan	2/19/2027	8,088	—
Amerilife Holdings, LLC	Revolver	8/31/2028	16,020	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	6/17/2026	340	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	2/28/2027	31,555	(79)
Amerivet Partners Management, Inc.	Revolver	2/25/2028	589	—
Anaplan, Inc.	Revolver	6/21/2028	161	—
Apex Companies, LLC	Delayed Draw Term Loan	8/28/2026	5,507	—
Armada Parent, Inc.	Revolver	10/29/2027	2,750	—
Arnhem BidCo GmbH	Delayed Draw Term Loan	10/1/2027	12,332	(60)
Artisan Acquisitionco, Ltd.	Delayed Draw Term Loan	9/30/2027	7,938	(79)
Ascend Buyer, LLC	Revolver	9/30/2028	2,991	—
AuditBoard Inc	Delayed Draw Term Loan	7/12/2026	4,414	(22)
AuditBoard Inc	Revolver	7/12/2031	1,766	(4)
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	4,104	—
Baker Tilly Advisory Group LP	Revolver	6/3/2030	9,856	—
Baker Tilly Advisory Group LP	Delayed Draw Term Loan	6/3/2026	7,034	(53)
Bamboo US BidCo, LLC	Revolver	9/29/2029	142	—
Bamboo US BidCo, LLC	Delayed Draw Term Loan	11/20/2026	146	—
Bamboo US BidCo, LLC	Delayed Draw Term Loan	11/20/2026	146	(1)
Banyan Software Holdings, LLC	Revolver	1/2/2031	1,006	(10)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	12/20/2026	3,076	—
Bayshore Intermediate #2 LP	Revolver	10/1/2027	4,217	(42)
Bayshore Intermediate #2 LP	Revolver	10/1/2027	5,006	—
Bazaarvoice, Inc.	Revolver	5/7/2028	37,992	—
Bidco 76 S.p.A.	Delayed Draw Term Loan	12/10/2027	3,849	—
Bimini Group Purchaser Inc	Delayed Draw Term Loan	4/26/2026	18,925	(95)
Bimini Group Purchaser Inc	Revolver	4/26/2031	2,804	—
Bluefin Holding, LLC	Revolver	9/12/2029	2,244	(6)
Bradyplus Holdings LLC	Delayed Draw Term Loan	10/31/2025	2,260	—
Brave Parent Holdings, Inc.	Delayed Draw Term Loan	5/28/2025	3,058	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Brave Parent Holdings, Inc.	Revolver	11/28/2030	$3,641	$—
Brilliance Technologies, Inc.	Delayed Draw Term Loan	9/11/2027	2,400	(6)
Brilliance Technologies, Inc.	Revolver	3/11/2032	900	(5)
Caerus US 1, Inc.	Revolver	5/25/2029	1,255	—
Cambium Learning Group, Inc.	Revolver	7/20/2027	43,592	—
Cambrex Corp.	Revolver	3/5/2032	2,907	(29)
Cambrex Corp.	Delayed Draw Term Loan	3/5/2027	3,323	—
Canadian Hospital Specialties Ltd.	Revolver	4/15/2027	1,198	—
Carr Riggs & Ingram Capital LLC	Revolver	11/18/2031	1,295	—
Carr Riggs & Ingram Capital LLC	Delayed Draw Term Loan	11/18/2026	3,161	—
Castle Management Borrower, LLC	Revolver	11/3/2029	1,808	—
CFGI Holdings, LLC	Revolver	11/2/2027	1,050	(21)
CFS Brands, LLC	Revolver	10/2/2029	18,177	—
Channelside AcquisitionCo, Inc.	Delayed Draw Term Loan	4/28/2025	1,980	(10)
Channelside AcquisitionCo, Inc.	Delayed Draw Term Loan	11/15/2025	19	—
Channelside AcquisitionCo, Inc.	Revolver	5/15/2029	3,178	—
Charger Debt Merger Sub, LLC	Revolver	5/31/2030	1,522	(15)
Charger Debt Merger Sub, LLC	Delayed Draw Term Loan	5/31/2026	3,107	—
Chartwell Cumming Holding, Corp.	Delayed Draw Term Loan	2/14/2027	16,136	(81)
Chartwell Cumming Holding, Corp.	Revolver	11/16/2027	18,271	—
Chartwell Cumming Holding, Corp.	Delayed Draw Term Loan	5/21/2025	1,629	—
Cisive Holdings Corp	Revolver	12/8/2027	1,111	(22)
Clearview Buyer, Inc.	Revolver	2/26/2027	898	—
Community Management Holdings Midco 2 LLC	Revolver	11/1/2031	1,229	—
Community Management Holdings Midco 2 LLC	Delayed Draw Term Loan	11/1/2026	4,096	(31)
Compsych Investments Corp	Delayed Draw Term Loan	7/22/2027	3,471	(9)
Connatix Buyer, Inc.	Revolver	7/14/2027	4,345	—
Connatix Buyer, Inc.	Delayed Draw Term Loan	4/9/2026	848	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	3,218	(16)
Consor Intermediate II, LLC	Revolver	5/10/2031	1,067	—
Continental Buyer, Inc.	Revolver	4/2/2031	2,715	—
Continental Buyer, Inc.	Delayed Draw Term Loan	8/14/2027	11,599	(29)
Continental Buyer, Inc.	Revolver	4/2/2031	4,350	(22)
Coupa Software Inc.	Delayed Draw Term Loan	8/27/2025	164	(2)
Coupa Software Inc.	Revolver	2/27/2029	126	—
CPI Buyer, LLC	Delayed Draw Term Loan	11/23/2025	311	—
CPI Buyer, LLC	Revolver	11/1/2026	3,214	(64)
CRCI Longhorn Holdings Inc	Revolver	8/27/2031	918	—
CRCI Longhorn Holdings Inc	Delayed Draw Term Loan	8/27/2026	2,867	(14)
Creek Parent Inc.	Revolver	12/18/2031	9,893	(173)
Crewline Buyer, Inc.	Revolver	11/8/2030	6,438	(31)
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/30/2026	973	—
CT Technologies Intermediate Holdings, Inc.	Revolver	8/30/2031	2,433	(24)
DCG Acquisition Corp.	Revolver	6/13/2031	5,937	(59)
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	5,937	(30)
Denali Bidco Ltd	Delayed Draw Term Loan	4/17/2026	300	(3)
DM Intermediate Parent LLC	Revolver	9/30/2030	5,206	(78)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
DM Intermediate Parent LLC	Delayed Draw Term Loan	9/30/2026	$7,809	$(59)
Doit International Ltd	Delayed Draw Term Loan	11/25/2027	11,606	(87)
Dropbox, Inc.	Delayed Draw Term Loan	12/10/2026	88,235	(441)
DTA Intermediate II Ltd.	Delayed Draw Term Loan	3/27/2026	14,000	—
DTA Intermediate II Ltd.	Revolver	3/27/2030	10,769	(162)
Duro Dyne National Corp	Delayed Draw Term Loan	11/15/2026	6,002	(30)
Duro Dyne National Corp	Revolver	11/15/2031	6,002	(60)
Dwyer Instruments LLC	Revolver	7/20/2029	1,209	—
Dwyer Instruments LLC	Delayed Draw Term Loan	11/20/2026	1,069	(5)
East River Bidco Gmbh	Delayed Draw Term Loan	3/26/2028	39	—
Eden Acquisitionco Ltd	Delayed Draw Term Loan	11/17/2025	29,680	(444)
Edison Bidco AS	Delayed Draw Term Loan	12/18/2026	687	—
Edison Bidco AS	Delayed Draw Term Loan	12/18/2026	3,161	—
EMB Purchaser, Inc.	Delayed Draw Term Loan	3/13/2028	16,111	—
EMB Purchaser, Inc.	Revolver	3/13/2032	3,294	(33)
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2025	14,586	(146)
ENV Bidco AB	Delayed Draw Term Loan	12/13/2027	302	(4)
eResearchTechnology, Inc.	Delayed Draw Term Loan	1/17/2027	27,750	—
eResearchTechnology, Inc.	Revolver	10/17/2031	14,605	(146)
eResearchTechnology, Inc.	Delayed Draw Term Loan	3/31/2026	25,705	—
Essential Services Holding Corp	Delayed Draw Term Loan	6/17/2026	2,297	(11)
Essential Services Holding Corp	Revolver	6/17/2030	1,206	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	3,378	—
Everbridge Holdings, LLC	Revolver	7/2/2031	2,222	(6)
Experity, Inc.	Revolver	2/24/2028	1,495	—
Experity, Inc.	Delayed Draw Term Loan	9/13/2026	4,457	(22)
Falcon Parent Holdings, Inc.	Delayed Draw Term Loan	11/6/2026	2,239	—
Falcon Parent Holdings, Inc.	Revolver	11/6/2031	2,669	(40)
Fastener Distribution Holdings LLC	Delayed Draw Term Loan	10/31/2026	11,594	(58)
Fern Bidco Ltd	Delayed Draw Term Loan	7/3/2027	10,035	—
Formulations Parent Corp.	Revolver	11/15/2029	1,429	(14)
Foundation Risk Partners Corp.	Revolver	10/29/2029	4,101	(62)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	5/21/2026	985	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	2/26/2027	7,140	—
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	516	—
Frontline Road Safety, LLC	Delayed Draw Term Loan	3/4/2028	4,329	—
Frontline Road Safety, LLC	Revolver	3/4/2032	2,565	(26)
FusionSite Midco, LLC	Revolver	11/17/2029	4,209	(95)
G&A Partners Holding Company II, LLC	Delayed Draw Term Loan	3/1/2026	9,468	—
G&A Partners Holding Company II, LLC	Revolver	3/1/2030	3,288	—
Galway Borrower, LLC	Revolver	9/29/2028	6,126	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/7/2026	50,131	—
Gannett Fleming Inc	Revolver	8/5/2030	6,237	(94)
Gatekeeper Systems, Inc.	Delayed Draw Term Loan	8/27/2026	7,218	—
Gatekeeper Systems, Inc.	Revolver	8/28/2030	1,588	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	1,200	—
Gigamon Inc.	Revolver	3/10/2028	306	—
Gimlet Bidco GmbH	Delayed Draw Term Loan	4/23/2027	7,299	—
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	12/2/2025	2,086	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GovernmentJobs.com, Inc.	Revolver	12/2/2027	$1,153	$(18)
Granicus Inc.	Revolver	1/17/2031	2,448	—
Granicus Inc.	Delayed Draw Term Loan	8/2/2026	817	(4)
Graphpad Software, LLC	Revolver	6/28/2031	2,264	(11)
Graphpad Software, LLC	Delayed Draw Term Loan	6/28/2026	5,433	—
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	7/2/2027	569	(3)
Ground Penetrating Radar Systems, LLC	Revolver	1/2/2032	265	—
GS Acquisitionco Inc	Delayed Draw Term Loan	3/26/2026	2,053	—
GS Acquisitionco Inc	Revolver	5/25/2028	2,000	(10)
Gusto Sing Bidco Pte Ltd	Delayed Draw Term Loan	11/15/2027	101	—
Helix TS, LLC	Delayed Draw Term Loan	12/20/2026	13,623	—
High Street Buyer, Inc.	Revolver	4/16/2027	2,254	(45)
High Street Buyer, Inc.	Delayed Draw Term Loan	3/1/2026	17,181	—
Home Service TopCo IV Inc	Delayed Draw Term Loan	2/28/2027	2,910	—
Home Service TopCo IV Inc	Revolver	12/30/2027	3,509	(38)
Horizon CTS Buyer, LLC	Delayed Draw Term Loan	3/28/2027	200	—
Horizon CTS Buyer, LLC	Revolver	3/28/2032	230	—
Icefall Parent, Inc.	Revolver	1/17/2030	3,104	—
IEM New Sub 2, LLC	Delayed Draw Term Loan	8/8/2026	13,164	(99)
IG Investments Holdings, LLC	Revolver	9/22/2028	4,416	—
Imagine 360 LLC	Delayed Draw Term Loan	9/18/2026	2,413	(12)
Imagine 360 LLC	Revolver	9/30/2028	1,514	(15)
Inception Fertility Ventures, LLC	Revolver	4/29/2030	273	—
Inception Fertility Ventures, LLC	Delayed Draw Term Loan	4/29/2026	10,488	—
Integrity Marketing Acquisition LLC	Delayed Draw Term Loan	8/23/2026	20,378	(43)
Integrity Marketing Acquisition LLC	Revolver	8/25/2028	2,767	—
IQN Holding Corp	Revolver	5/2/2028	256	—
IRI Group Holdings Inc	Revolver	12/1/2027	12,255	—
Iris Buyer, LLC	Revolver	10/2/2029	2,748	—
Iris Buyer, LLC	Delayed Draw Term Loan	8/4/2026	5,055	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/20/2030	54	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/20/2026	151	—
Java Buyer, Inc.	Delayed Draw Term Loan	6/28/2026	465	—
Java Buyer, Inc.	Revolver	12/15/2027	367	—
Java Buyer, Inc.	Revolver	12/15/2027	735	—
JS Parent Inc	Revolver	4/24/2031	3,452	(17)
JSS Holdings, Inc.	Delayed Draw Term Loan	11/8/2026	7,492	(37)
Kattegat Project Bidco AB	Delayed Draw Term Loan	10/5/2026	7,030	(88)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	454	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/8/2025	906	—
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2025	246	—
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2026	307	(2)
Kona Buyer, LLC	Revolver	7/23/2031	123	(1)
Kwol Acquisition, Inc.	Revolver	12/6/2029	897	—
LogicMonitor Inc	Revolver	11/15/2031	1,992	(25)
LPW Group Holdings, Inc.	Revolver	3/15/2030	5,373	—
Lsf12 Crown US Commercial Bidco LLC	Revolver	12/2/2029	4,345	(205)
Magic Bidco Inc	Delayed Draw Term Loan	7/1/2026	7,098	—
Magic Bidco Inc	Revolver	7/1/2030	902	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Magneto Components BuyCo, LLC	Revolver	12/5/2029	$5,508	$(110)
Magneto Components BuyCo, LLC	Delayed Draw Term Loan	6/5/2025	6,610	(83)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	7/30/2026	1,200	(48)
Material Holdings, LLC	Revolver	8/19/2027	353	—
Maverick Acquisition, Inc.	Delayed Draw Term Loan	4/15/2025	96	—
MB2 Dental Solutions, LLC	Delayed Draw Term Loan	2/13/2026	5,579	—
MB2 Dental Solutions, LLC	Revolver	2/13/2031	1,382	—
Mercury Bidco Globe Limited	Delayed Draw Term Loan	1/31/2026	14,933	(173)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	161	—
Monk Holding Co.	Delayed Draw Term Loan	6/1/2025	917	—
More Cowbell II, LLC	Delayed Draw Term Loan	9/1/2025	871	(11)
More Cowbell II, LLC	Revolver	9/1/2029	968	—
MPG Parent Holdings, LLC	Revolver	1/8/2030	1,339	—
MPG Parent Holdings, LLC	Delayed Draw Term Loan	1/8/2027	3,087	(23)
MRI Software, LLC	Revolver	2/10/2027	6,953	—
NAVEX TopCo, Inc.	Revolver	11/9/2028	5,394	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	7,762	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	7,762	—
NDC Acquisition Corp.	Revolver	3/9/2027	3,425	—
Nephele III BV	Delayed Draw Term Loan	3/31/2028	28	—
Neptune BidCo SAS	Delayed Draw Term Loan	4/1/2031	2,051	—
Neptune Holdings, Inc.	Revolver	8/31/2029	933	(23)
Netsmart Technologies Inc	Delayed Draw Term Loan	8/23/2026	4,345	(22)
Netsmart Technologies Inc	Revolver	8/23/2031	4,432	—
Noble Midco 3 Ltd	Delayed Draw Term Loan	6/10/2027	3,875	(19)
Noble Midco 3 Ltd	Revolver	6/10/2030	2,390	—
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	10/1/2026	511	(1)
North Haven Stallone Buyer, LLC	Revolver	5/24/2027	913	(2)
North Haven Ushc Acquisition Inc	Revolver	10/30/2027	1,161	—
North Haven Ushc Acquisition Inc	Delayed Draw Term Loan	8/28/2026	4,544	—
Odevo AB	Delayed Draw Term Loan	12/12/2027	32,980	(83)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	3/19/2026	4,472	—
Optimizely North America Inc	Revolver	10/30/2031	1,218	(12)
Oranje Holdco, Inc.	Revolver	2/1/2029	250	—
Oxford Global Resources Inc	Revolver	8/17/2027	3,085	—
Park Place Technologies, LLC	Delayed Draw Term Loan	9/1/2025	8,617	—
Park Place Technologies, LLC	Revolver	3/25/2030	10,216	—
Patriot Growth Insurance Services, LLC.	Delayed Draw Term Loan	11/17/2025	1,275	—
Patriot Growth Insurance Services, LLC.	Revolver	10/16/2028	235	—
Pavion Corp.	Delayed Draw Term Loan	10/30/2025	2,559	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	3,293	—
Petrus Buyer, Inc.	Delayed Draw Term Loan	10/17/2025	260	—
Petrus Buyer, Inc.	Revolver	10/17/2029	272	—
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	5,009	—
Ping Identity Holding Corp	Revolver	10/17/2028	671	—
PKF O'Connor Davies Advisory, LLC	Delayed Draw Term Loan	11/15/2026	504	(3)
PKF O'Connor Davies Advisory, LLC	Revolver	11/15/2031	141	(1)
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	5/29/2026	36,397	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	$159	$—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/7/2026	187	—
Profile Products, LLC	Revolver	11/12/2027	324	—
Profile Products, LLC	Revolver	11/12/2027	87	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	5/8/2025	16,623	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	5/8/2025	333	—
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	4/9/2026	4,338	(5)
QBS Parent, Inc.	Revolver	11/7/2031	984	(5)
Qualus Power Services Corp.	Delayed Draw Term Loan	5/9/2026	12,093	—
Qualus Power Services Corp.	Delayed Draw Term Loan	10/25/2026	33,748	(169)
Rally Buyer, Inc.	Revolver	7/19/2028	38	—
Redwood Services Group, LLC	Delayed Draw Term Loan	8/15/2025	3,929	—
Redwood Services Group, LLC	Delayed Draw Term Loan	1/3/2027	25,154	(126)
Relativity ODA, LLC	Revolver	5/12/2029	2,966	(74)
RFS Opco, LLC	Delayed Draw Term Loan	12/3/2025	1,984	—
R1 Holdings LLC	Revolver	12/29/2028	177	—
Safety Borrower Holdings LP	Revolver	9/1/2027	280	—
Sam Holding Co, Inc.	Revolver	3/24/2027	4,400	—
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/5/2025	3,800	—
Scorpio BidCo SAS	Delayed Draw Term Loan	3/10/2026	4,386	(48)
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/19/2026	10,322	—
Seahawk Bidco, LLC	Revolver	12/19/2030	3,753	(34)
SG Acquisition, Inc.	Revolver	4/3/2030	8,301	—
Simplicity Financial Marketing Group Holdings Inc	Delayed Draw Term Loan	12/31/2026	1,807	—
Simplicity Financial Marketing Group Holdings Inc	Revolver	12/31/2031	1,076	(11)
Skopima Consilio Parent LLC	Revolver	5/12/2028	4,200	(59)
Smile Doctors, LLC	Delayed Draw Term Loan	6/9/2025	738	—
Smile Doctors, LLC	Revolver	12/23/2027	1,233	(37)
Spaceship Purchaser Inc	Revolver	10/17/2031	10,894	(109)
Spaceship Purchaser Inc	Delayed Draw Term Loan	10/17/2026	5,447	—
Spaceship Purchaser Inc	Delayed Draw Term Loan	10/17/2027	13,072	(65)
Sparta UK Bidco Ltd	Delayed Draw Term Loan	9/25/2028	1,237	—
SpecialtyCare, Inc.	Revolver	6/18/2026	607	—
Spectrum Safety Solutions Purchaser, LLC	Delayed Draw Term Loan	7/1/2026	16,126	(121)
Spectrum Safety Solutions Purchaser, LLC	Revolver	7/1/2030	13,310	—
Speedster Bidco GmbH	Revolver	5/13/2031	1,801	(10)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	371	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	4/24/2026	540	—
STV Group, Inc.	Delayed Draw Term Loan	3/20/2026	6,976	(70)
STV Group, Inc.	Revolver	3/20/2030	3,837	—
Tango Bidco SAS	Delayed Draw Term Loan	10/17/2027	962	(6)
Tango Bidco SAS	Delayed Draw Term Loan	10/17/2027	1,580	—
TEI Intermediate LLC	Revolver	12/13/2031	3,013	—
TEI Intermediate LLC	Delayed Draw Term Loan	12/13/2026	8,256	(41)
Tennessee Bidco Limited	Delayed Draw Term Loan	7/1/2026	22,998	—
The Fertility Partners, Inc.	Revolver	9/16/2027	211	—
The Hiller Companies, LLC	Delayed Draw Term Loan	6/20/2026	1,696	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
The Hiller Companies, LLC	Revolver	6/20/2030	$1,432	$(11)
The North Highland Co LLC	Revolver	12/20/2030	2,193	—
The North Highland Co LLC	Delayed Draw Term Loan	12/20/2026	5,903	(30)
THG Acquisition LLC	Revolver	10/31/2031	1,239	—
THG Acquisition LLC	Delayed Draw Term Loan	10/31/2026	2,552	—
Tricentis Operations Holdings, Inc.	Revolver	12/31/2031	2,872	(29)
Tricentis Operations Holdings, Inc.	Delayed Draw Term Loan	2/11/2027	4,595	(23)
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	4/24/2025	956	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2028	7,269	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/20/2025	1,433	(14)
Triple Lift, Inc.	Revolver	5/5/2028	7,697	(308)
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	12/2/2026	10,766	(54)
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	28,117	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	20,901	—
Unified Women's Healthcare LP	Revolver	6/18/2029	241	—
Unified Women's Healthcare LP	Delayed Draw Term Loan	10/25/2026	27,807	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	12/13/2026	38,655	—
US Oral Surgery Management Holdco, LLC	Revolver	11/20/2028	3,735	—
Varicent Parent Holdings Corp	Delayed Draw Term Loan	8/23/2026	2,576	(19)
Varicent Parent Holdings Corp	Revolver	8/23/2031	1,557	(23)
Water Holdings Acquisition LLC	Delayed Draw Term Loan	7/31/2026	5,554	—
West Monroe Partners, LLC	Revolver	11/9/2027	1,443	—
West Monroe Partners, LLC	Delayed Draw Term Loan	12/18/2026	2,500	—
WHCG Purchaser III Inc	Delayed Draw Term Loan	8/2/2027	7,044	—
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	40,362	(199)
World Insurance Associates, LLC	Revolver	4/3/2030	4,473	(66)
WPEngine, Inc.	Revolver	8/14/2029	6,667	(200)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/1/2026	2,937	—
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	1,499	—
Zendesk Inc	Delayed Draw Term Loan	11/22/2025	361	(5)
Zendesk Inc	Revolver	11/22/2028	169	—
Zeus, LLC	Revolver	2/8/2030	3,426	(17)
Zeus, LLC	Delayed Draw Term Loan	2/27/2026	2,969	—
Zorro Bidco Ltd	Delayed Draw Term Loan	8/13/2027	4,772	—
Total Investments			$1,779,617	$(6,561)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of March 31, 2025 was 0.50%.
(10)The interest rate floor on these investments as of March 31, 2025 was 0.75%.
(11)The interest rate floor on these investments as of March 31, 2025 was 1.00%.
(12)The interest rate floor on these investments as of March 31, 2025 was 1.25%.
(13)The interest rate floor on these investments as of March 31, 2025 was 1.50%.
(14)The interest rate floor on these investments as of March 31, 2025 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2025
(in thousands)
(Unaudited)
(16)Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2025, the Company’s non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of March 31, 2025	Dividend and Interest Income
Non-controlled/Affiliated Investments
Blackstone Donegal Holdings LP	$6,403	$—	$—	$(7)	$—	$6,396	$—
Material Holdings, LLC	21,547	551	—	(16)	—	22,082	574
Material Holdings, LLC	1,397	172	—	(626)	—	943	—
Material+ Holding Company, LLC	—	—	—	—	—	—	—
Total	$29,347	$723	$—	$(649)	$—	$29,421	$574
(17)Loan was on non-accrual status as of March 31, 2025.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company’s loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities.” As of March 31, 2025, the aggregate fair value of these securities is $12,834.2 million or 205.61% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(20)The interest rate floor on these investments as of March 31, 2025 was 3.00%.

ADDITIONAL INFORMATION

Foreign Currency Forward Contracts
Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD	55,804	CAD	80,000	6/18/2025	$(47)
Wells Fargo Bank, N.A.	USD	71,312	EUR	65,250	6/18/2025	571
Wells Fargo Bank, N.A.	USD	38,090	GBP	29,500	6/18/2025	63
Wells Fargo Bank, N.A.	USD	13,277	SEK	133,956	6/18/2025	(106)
Total Foreign Currency Forward Contracts						$481

Interest Rate Swaps
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation) (1)
SMBC Capital Markets, Inc.	November 2027 Notes	5.88%	SOFR +	1.38%	11/15/2027	$400,000	$13,832	$—	$9,838
Wells Fargo Bank, N.A.	April 2028 Notes	5.35%	SOFR +	1.65%	4/13/2028	400,000	4,395	—	10,251
Wells Fargo Bank, N.A.	April 2028 Notes	5.35%	SOFR +	1.39%	4/13/2028	300,000	1,895	—	3,204
Wells Fargo Bank, N.A.	June 2030 Notes	5.30%	SOFR +	1.46%	6/30/2030	500,000	3,224	—	3,224
Total Interest Rate Swaps							$23,346	$—	$26,517
(1)For interest rate swaps designated in qualifying hedge relationships, the change in fair value is recorded in Interest expense in the Condensed Consolidated Statements of Operations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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
December 31, 2024
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
(5)These investments are not pledged as collateral under any of the Company’s credit facilities. For other debt investments that are pledged to the Company’s credit facilities, a single investment may be divided into parts that are individually pledged as collateral to separate credit facilities. Any other debt investments listed above are pledged to financing facilities and are not available to satisfy the creditors of the Company.
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2024
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
December 31, 2024
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
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company’s loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities.” As of December 31, 2024, the aggregate fair value of these securities is $13,092.5 million or 215.43% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(20)The interest rate floor on these investments as of December 31, 2024 was 3.00%.

ADDITIONAL INFORMATION

Foreign Currency Forward Contracts
Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD	56,412	CAD	80,000	3/18/2025	$719
Wells Fargo Bank, N.A.	USD	68,801	EUR	65,250	3/18/2025	1,043
Wells Fargo Bank, N.A.	USD	37,395	GBP	29,500	3/18/2025	482
Wells Fargo Bank, N.A.	USD	8,408	SEK	91,000	3/10/2025	157
Total Foreign Currency Forward Contracts						$2,401

Interest Rate Swaps
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation) (1)
SMBC Capital Markets, Inc.	November 2027 Notes	5.88%	SOFR +	1.38%	11/15/2027	$400,000	$3,995	$—	$3,995
Wells Fargo Bank, N.A.	April 2028 Notes	5.35%	SOFR +	1.65%	4/13/2028	400,000	(5,855)	—	(5,855)
Wells Fargo Bank, N.A.	April 2028 Notes	5.35%	SOFR +	1.39%	4/13/2028	300,000	(1,309)	—	(1,309)
Total Interest Rate Swaps							$(3,169)	$—	$(3,169)
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Note 1. Organization
Blackstone Secured Lending Fund (together with its consolidated subsidiaries, the “Company”), is a Delaware statutory trust formed on March 26, 2018, and structured as an externally managed, non-diversified, closed-end management investment company. On October 26, 2018, the Company elected to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company (a “RIC”), under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”).
The Company is externally managed by Blackstone Private Credit Strategies LLC (the “Adviser”), and Blackstone Credit BDC Advisors LLC (the “Sub-Adviser” and, together with the Adviser, the “Advisers”). The Advisers are affiliates of Blackstone Alternative Credit Advisors LP (the “Sub-Administrator” and, collectively with its affiliates in the credit, asset-based finance, and insurance asset management business unit of Blackstone Inc. (“Blackstone”), “Blackstone Credit & Insurance,” or “BXCI”). Additionally, Blackstone Private Credit Strategies LLC, in its capacity as the administrator to the Company (in such capacity, the “Administrator” and, together with the Sub-Administrator, the “Administrators”), and the Sub-Administrator provide certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”) and a sub-administration agreement between the Administrator and the Sub-Administrator (the “Sub-Administration Agreement,” and together with the Administration Agreement, the “Administration Agreements”), respectively. From commencement through December 31, 2024, Blackstone Credit BDC Advisors LLC served as the Company’s investment adviser (in such capacity, the “Prior Adviser”) and Blackstone Alternative Credit Advisors LP served as the Company’s administrator (in such capacity, the “Prior Administrator”).
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
On October 28, 2021, the Company priced its initial public offering (“IPO”), and the Company’s common shares of beneficial interest (“Common Shares”) began trading on the New York Stock Exchange (“NYSE”). See “Note 9. Net Assets” for further details.
Note 2. Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with GAAP are omitted. As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).
In the opinion of management, all adjustments considered necessary for the fair presentation of the condensed consolidated financial statements for the interim period presented have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2025.
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
The Company consolidated the results of the Company’s wholly-owned subsidiaries which are considered to be investment companies. As of March 31, 2025, the Company’s consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”), BGSL Big Sky Funding LLC (“Big Sky Funding”), BXSL CLO 2024-1 LLC (the “2024-1 Issuer”), BXSL CLO 2024-1 Depositor LLC, BXSL CLO 2025-1 LLC (“BXSL CLO 2025-1”), BGSL Investments LLC (“BGSL Investments”), BXSL Associates GP (Lux) S.à r.l, BXSL Direct Lending (Lux) SCSp, BXSL C-1 LLC, and BXSL C-2 Funding LLC.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions which, at times, may exceed the Federal Deposit Insurance Corporation insured limit. Restricted cash and cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Where prices or inputs are not available or, in the judgment of the Board of Trustees (the “Board” or the “Board of Trustees”), with assistance of the Advisers, the Audit Committee and independent valuation firm(s), determined to be not reliable, valuation techniques based on the facts and circumstances of the particular investment will be utilized. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity. In the absence of observable, reliable market prices, the Company values its investments using various valuation methodologies applied on a consistent basis.
An enterprise value (“EV”) analysis is generally performed to determine the value of equity investments, control debt investments and non-control debt investments that are credit-impaired, and to determine if debt investments are credit-impaired. The Advisers will generally utilize approaches including the market approach, the income approach or both approaches, as appropriate, when calculating EV. The primary method for determining EV for non-control investments, and control investments without reliable projections, uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) or another key financial metric (e.g., such as revenues, cash flows or net income) (“Performance Multiple”). Performance Multiples are typically determined based upon a review of publicly-traded comparable companies and market comparable transactions, if any. The second method for determining EV (and primary method for control investments with reliable projections) uses a discounted cash flow analysis whereby future expected cash flows and the anticipated terminal value of the portfolio company are discounted to determine a present value using estimated discount rates. The income approach is generally used when the Advisers have visibility into the long-term projected cash flows of a portfolio company.
If debt investments are credit-impaired, which occurs when there is insufficient coverage under the enterprise value analysis through the respective investment’s position in the capital structure, the Advisers generally use the enterprise value “waterfall” approach or a recovery method (if a liquidation or restructuring is deemed likely) to determine fair value. For debt investments that are not determined to be credit-impaired, the Advisers generally use a market interest rate yield analysis to determine fair value. To determine fair value using a yield analysis, the expected cash flows are projected based on the contractual terms of the debt security and discounted back to the measurement date based on a market yield. A market yield is determined based upon an assessment of current and expected market yields for similar investments and risk profiles. The Company considers the current contractual interest rate, the maturity and other terms of the investment relative to risk of the company and the specific investment. A key determinant of risk, among other things, is the leverage through the investment relative to the enterprise value of the portfolio company. As debt investments held by the Company are substantially illiquid with no active transaction market, the Company depends on primary market data, including newly funded transactions, as well as secondary market data with respect to high yield debt instruments and syndicated loans, as inputs in determining the appropriate market yield, as applicable. The fair value of loans with call protection is generally capped at par plus applicable prepayment premium in effect at the measurement date.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Board’s assessment, with the assistance of the Advisers, the Audit Committee and independent valuation firm(s), of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. Transfers between levels, if any, are recognized at the beginning of the quarter in which the transfer occurs.
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
From time to time, the Company may enter into forward currency contracts which is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilizes forward currency contracts to economically hedge the currency exposure associated with certain foreign currency denominated assets and liabilities of the Company. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying debt the Company has, but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as net change in unrealized appreciation (depreciation). The fair value of the foreign currency forwards is included as Derivative assets at fair value or Derivative liabilities at fair value on the Company’s Condensed Consolidated Statements of Assets and Liabilities. Changes in the fair value of the foreign currency forwards are presented in Net change in unrealized appreciation (depreciation): Derivative instruments and Net realized gains (losses): Derivative instruments in the Condensed Consolidated Statements of Operations.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Additionally, the Company uses interest rate swaps to mitigate interest rate risk associated with the Company’s fixed rate liabilities. The fair value of the interest rate swaps is included as Derivative assets at fair value or Derivative liabilities at fair value on the Company’s Condensed Consolidated Statements of Assets and Liabilities. Changes in fair value of interest rate swaps entered into by the Company and not designated as hedging instruments are presented in Net realized gains (losses) and Net change in unrealized appreciation (depreciation) in the Condensed Consolidated Statements of Operations. The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship, and therefore the change in fair value of the hedging instrument and hedged item are recorded in Interest expense and recognized as components of Interest expense in the Condensed Consolidated Statements of Operations. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt.
The fair values of derivative instruments are presented on a net basis in the Condensed Consolidated Statements of Assets and Liabilities when they are with the same counterparty, the Company has determined it has a legal right to offset the recognized amounts, and it intends to either settle on a net basis. The Company has elected to offset cash collateral posted to or received from its counterparty against the net fair value of derivative instruments with that counterparty when an enforceable master netting agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.
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
Foreign Currency Transactions
Amounts denominated in foreign currencies are translated into U.S. dollars (“USD”) on the following basis: (i) investments and other assets and liabilities denominated in foreign currencies are translated into USD based upon currency exchange rates effective on the last business day of the period; and (ii) purchases and sales of investments, borrowings and repayments of such borrowings, income, and expenses denominated in foreign currencies are translated into USD based upon currency exchange rates prevailing on the transaction dates.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three months ended March 31, 2025 and 2024, the Company recorded $12.9 million and $1.9 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
PIK Income
The Company has loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in Payment-in-kind interest income in the Condensed Consolidated Statements of Operations. If at any point the Company expects that PIK will not be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through Payment-in-kind interest income. To satisfy the Company’s annual RIC distribution requirements, this non-cash source of income must be included in determining the amounts to be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.
Dividend Income
Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.
Fee Income
The Company may receive various fees in the ordinary course of business such as structuring, consent, waiver, amendment, syndication and other miscellaneous fees, as well as fees for managerial assistance rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.
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
Deferred Financing Costs and Debt Issuance Costs
Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings and include premiums and discounts to the par value of the respective instruments. These expenses and adjustments are deferred and amortized into interest expense over the life of the related debt instrument. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Condensed Consolidated Statements of Assets and Liabilities. Debt issuance costs, including premiums and discounts to par, related to any issuance of installment debt or notes are presented net against the outstanding debt balance of the related security.

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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its condensed consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that there are no material uncertain tax positions through March 31, 2025. As applicable, the Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
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
For the three months ended March 31, 2025 and 2024, the Company incurred $4.2 million and $3.4 million, respectively, of U.S. federal excise tax.
Certain of the Company’s consolidated subsidiaries are subject to certain U.S. federal and state income taxes. Income tax expense, if any, is included under the income category for which it applies in the Condensed Consolidated Statements of Operations.
Distributions
To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of the Company’s tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.
Segment Reporting
The Company operates as a single reportable segment and as a result, the Company’s segment accounting policies are consistent with those described herein and the Company does not have any intra-segment sales and transfers of assets. See “Note 12. Segment Reporting” for further information.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its condensed consolidated financial statements.
Note 3. Agreements and Related Party Transactions
Advisory Agreements
On October 1, 2018, the Company entered into the original investment advisory agreement with the Prior Adviser (the “Original Investment Advisory Agreement”), pursuant to which the Prior Adviser was responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring the Company’s investments and monitoring its investments and portfolio companies on an ongoing basis.
On October 18, 2021, the Company and the Prior Adviser entered into an amended and restated investment advisory agreement (the “Original A&R Investment Advisory Agreement”). The Original A&R Investment Advisory Agreement was substantially the same as the Original Investment Advisory Agreement except, following the IPO, the incentive fee on income became subject to a twelve-quarter lookback quarterly hurdle rate of 1.50% as opposed to a single quarter measurement and became subject to an Incentive Fee Cap (as defined below) based on the Company’s Cumulative Net Return (as defined below). The amendment to the Original Investment Advisory Agreement did not result in higher fees (on a cumulative basis) payable to the Prior Adviser than the fees that would have otherwise been payable to the Prior Adviser under the Original Investment Advisory Agreement.
On November 7, 2024, the Board approved the Prior Adviser’s assignment of the Original A&R Investment Advisory Agreement to the Adviser pursuant to Rule 2a-6 under the 1940 Act, effective January 1, 2025. The Board, including a majority of the trustees who are not “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) (the “Independent Trustees”), also approved the second amended and restated investment advisory agreement (the “Investment Advisory Agreement”) to acknowledge such assignment. Accordingly, effective January 1, 2025, the Adviser became the Company’s investment adviser pursuant to the Investment Advisory Agreement. Further, on November 7, 2024, the Board approved the sub-advisory agreement (the “Sub-Advisory Agreement,” and together with the Investment Advisory Agreement, the “Advisory Agreements”) between the Company, the Adviser and the Sub-Adviser. Accordingly, effective January 1, 2025, the Sub-Adviser became the Company’s investment sub-adviser pursuant to the Sub-Advisory Agreement. These changes were the result of a reorganization of certain subsidiaries of Blackstone and did not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company remain the same, as well as the personnel that provide investment management services to the Company on behalf of the Advisers.
The Advisory Agreements were most recently renewed and approved by the Board, including a majority of the Independent Trustees, on April 30, 2025, for a one-year period ending on May 31, 2026, and, unless terminated earlier, will renew from year to year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Independent Trustees. The Company may terminate the Advisory Agreements, without payment of any penalty, upon 60 days’ written notice. The Advisory Agreements will automatically terminate in the event of their assignment within the meaning of the 1940 Act and related U. S. Securities and Exchange Commission (“SEC”) guidance and interpretations.
The Company pays the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee is borne by the shareholders. The sub-advisory fees payable to the Sub-Adviser under the Sub-Advisory Agreement will be paid by the Adviser out of its own advisory fees rather than paid separately by the Company.

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
For the three months ended March 31, 2025 and 2024, base management fees were $34.3 million and $26.0 million, respectively.
As of March 31, 2025 and December 31, 2024, $34.3 million and $32.3 million, respectively, was payable to the Adviser and the Prior Adviser, as applicable, relating to management fees.
Incentive Fees
The incentive fees consist of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains, each as described below:
(i) Income based incentive fees:
The first part of the incentive fee, an income based incentive fee, is calculated and payable quarterly in arrears based on the Company’s Pre-Incentive Fee Net Investment Income Returns as defined in the Investment Advisory Agreement. Pre-Incentive Fee Net Investment Income Returns means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income excludes any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The Company excludes the impact of expense support payments and recoupments from pre-incentive fee net investment income. Shareholders may be charged a fee on an income amount that is higher than the income they may ultimately receive.
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
These calculations are prorated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. As the consummation of the IPO occurred on a date other than the first day of a calendar quarter, the income based incentive fee with respect to the Company’s pre-incentive fee net investment income was calculated for such calendar quarter at a weighted rate calculated based on the fee rates applicable before and after the consummation of the IPO based on the number of days in such calendar quarter before and after the consummation of the IPO. In no event will the amendments to the income based incentive fee include the Incentive Fee Cap and allow the Adviser to receive greater cumulative income based incentive fees under the Investment Advisory Agreement than it would have under the Original Investment Advisory Agreement. Amounts waived by the Prior Adviser are not subject to recoupment by the Prior Adviser.

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
The Company will accrue, but will not pay, a capital gains based incentive fee with respect to unrealized appreciation because a capital gains based incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. Amounts waived by the Adviser or Prior Adviser are not subject to recoupment by the Adviser or Prior Adviser, as applicable.
For the three months ended March 31, 2025 and 2024, the Company accrued income based incentive fees of $34.3 million and $35.8 million, respectively. As of March 31, 2025 and December 31, 2024, there was $34.3 million and $38.7 million, respectively, payable to the Adviser and the Prior Adviser, as applicable, for income based incentive fees.
For the three months ended March 31, 2025, the Company accrued no capital gains based incentive fees. For the three months ended March 31, 2024, the Company accrued capital gains based incentive fees of $3.1 million. As of March 31, 2025 and December 31, 2024, no amount was payable to the Adviser and the Prior Adviser, as applicable, for capital gains based incentive fees.
Administration Agreements
On October 1, 2018, the Company entered into the original Administration Agreement with the Prior Administrator (the “Prior Administration Agreement”). On November 7, 2024, the Board approved the termination of the Prior Administration Agreement, effective December 31, 2024, and the entry into of the Administration Agreement between the Company and the Administrator, effective January 1, 2025. Accordingly, effective January 1, 2025, the Administrator became the Company’s administrator pursuant to the Administration Agreement. Further, on November 7, 2024, the Board approved the Sub-Administration Agreement between the Administrator, on behalf of the Company, and the Sub-Administrator. Accordingly, effective January 1, 2025, the Sub-Administrator become one of the Company’s sub-administrators pursuant to the Sub-Administration Agreement. To acknowledge the change of the administrator, the Board also approved the assignment of the State Street Sub-Administration Agreement with State Street Bank and Trust Company (each as defined in Note 3—Sub-Administration and Custody Agreement) from the Prior Administrator to the Administrator, effective January 1, 2025. These changes did not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company remain the same, as well as the personnel that provide administrative services to the Company on behalf of the Administrators.
Under the terms of the Administration Agreements, the Administrators provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Administrator may also offer to provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The initial term of the Prior Administration Agreement was two years from October 1, 2018. Unless earlier terminated, the Administration Agreements will renew automatically for successive annual periods, provided that such continuance is approved at least annually by (i) the vote of the Board or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Independent Trustees. The Administration Agreements were most recently renewed and approved by the Board, including a majority of the Independent Trustees, on April 30, 2025, for a one-year period ending on May 31, 2026, and, unless terminated earlier, will renew automatically from year to year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Independent Trustees.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
For providing these services, the Company will reimburse the Administrator for the costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrators in performing their administrative obligations under the Administration Agreements, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals (including information technology professionals) at the Administrators that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator and the Prior Administrator have not historically, and the Administrator does not currently, calculate the amount of rent and other occupancy costs allocable to the Company, and the Administrator and the Prior Administrator have not indicated an intention to seek reimbursement from the Company for such costs. Thus, the Administrator and the Prior Administrator have waived their rights to any reimbursement for rent and other occupancy costs for prior periods, including for the three months ended March 31, 2025 and 2024. The Administrator and the Prior Administrator cannot recoup any expenses that they have previously waived. However, in future periods, the Administrator may choose to establish an allocation methodology to calculate these costs and seek reimbursement from the Company, in which case the Company will accrue and reimburse the Administrator for such costs for that period.
For the three months ended March 31, 2025 and 2024, the Company incurred $1.0 million and $0.7 million, respectively, in expenses under the Administration Agreement and the Prior Administration Agreement, as applicable, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations.
As of March 31, 2025 and December 31, 2024, $1.0 million and $1.5 million, respectively, was unpaid and included in Due to affiliates in the Condensed Consolidated Statements of Assets and Liabilities.
Sub-Administration and Custody Agreement
On October 1, 2018, the Prior Administrator entered into a third-party sub-administration agreement (the “State Street Sub-Administration Agreement”) with State Street Bank and Trust Company (the “State Street Sub-Administrator”) under which the State Street Sub-Administrator provides various accounting and administrative services to the Company. The State Street Sub-Administrator also serves as the Company’s custodian. On November 7, 2024, the Board approved the assignment of the State Street Sub-Administration Agreement from the Prior Administrator to the Administrator, effective January 1, 2025. The initial term of the State Street Sub-Administration Agreement was two years from the effective date and after expiration of the initial term and the State Street Sub-Administration Agreement shall automatically renew for successive one-year periods, unless a written notice of non-renewal is delivered prior to 120 days prior to the expiration of the initial term or renewal term.
Expense Support and Conditional Reimbursement Agreement
On December 12, 2018, the Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Sub-Adviser pursuant to which the Sub-Adviser was able to elect to pay certain expenses of the Company on the Company’s behalf (each, an “Expense Payment”) and the Company was required to pay the Excess Operating Funds (as defined in the Expense Support Agreement), or a portion thereof (any such payments required to be made by the Company to the Sub-Adviser, a “Reimbursement Payment”), to the Sub-Adviser until such time as all Expense Payments made by the Sub-Adviser to the Company within three years prior to the last business day of such calendar quarter were reimbursed.
The Expense Support Agreement terminated by its own terms on October 28, 2021. The Company’s obligation to make Reimbursement Payments terminated on October 28, 2024. As of March 31, 2024, there were no amounts subject to the Reimbursement Payment obligation. As of March 31, 2024, there were no unreimbursed Expense Payments remaining. For the three months ended March 31, 2024, the Sub-Adviser made no Expense Payments. For the three months ended March 31, 2024, the Company made no Reimbursement Payments related to Expense Payments by the Sub-Adviser.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$12,741,617	$12,602,903	98.2%	$12,959,332	$12,830,389	98.0%
Second lien debt	122,023	118,482	0.9%	122,634	119,184	0.9
Unsecured debt	13,527	13,658	0.1%	33,644	33,521	0.3
Equity	74,868	99,163	0.8%	77,609	109,424	0.8
Total	$12,952,035	$12,834,206	100.0%	$13,193,219	$13,092,518	100.0%
The industry composition of investments at fair value was as follows:

	March 31, 2025	December 31, 2024
Aerospace & Defense	4.5%	4.4%
Air Freight & Logistics	2.2	3.0
Auto Components (1)(2)	0.0	0.0
Building Products	2.4	2.4
Chemicals	0.3	0.3
Commercial Services & Supplies	8.2	7.7
Construction & Engineering	0.8	0.8
Containers & Packaging	0.2	0.2
Distributors	3.1	3.1
Diversified Consumer Services	4.7	4.6
Diversified Telecommunication Services	1.0	1.0
Electric Utilities	1.1	1.1
Electrical Equipment	0.8	0.8
Electronic Equipment, Instruments & Components	2.0	1.9
Energy Equipment & Services	0.2	0.2
Financial Services	0.5	0.3
Ground Transportation	0.2	0.2
Health Care Equipment & Supplies	0.7	0.7
Health Care Providers & Services	9.5	9.2
Health Care Technology	4.6	5.0
Insurance	8.3	7.4
Interactive Media & Services	0.5	0.5
Internet & Direct Marketing Retail	—	2.4
IT Services	4.9	4.4
Life Sciences Tools & Services	0.9	0.6
Machinery	0.2	0.2
Marine	0.5	0.4
Media	0.4	0.4
Oil, Gas & Consumable Fuels	0.6	0.6
Paper & Forest Products	0.1	0.1

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	March 31, 2025	December 31, 2024
Pharmaceuticals	0.3%	0.2%
Professional Services	8.7	8.4
Real Estate Management & Development	1.2	1.1
Software	20.8	20.1
Specialty Retail	1.3	1.3
Technology Hardware, Storage & Peripherals	0.7	0.6
Trading Companies & Distributors	0.9	1.0
Transportation Infrastructure	2.7	3.4
Total	100.0%	100.0%
(1)Amount rounds to less than 0.1% as of March 31, 2025.
(2)Amount rounds to less than 0.1% as of December 31, 2024.
The geographic composition of investments at cost and fair value was as follows:

	March 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$11,487,756	$11,375,303	88.6%	182.3%
Europe	1,196,280	1,188,696	9.3	19.0
Bermuda/Cayman Islands	149,254	150,119	1.2	2.4
Canada	118,108	119,470	0.9	1.9
Asia	637	618	0.0	0.0
Total	$12,952,035	$12,834,206	100.0%	205.6%

	December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$11,663,322	$11,595,231	88.6%	190.8%
Europe	1,138,542	1,104,837	8.4	18.2
Canada	241,124	242,103	1.8	4.0
Bermuda/Cayman Islands	149,595	149,735	1.2	2.5
Asia	636	612	0.0	0.0
Total	$13,193,219	$13,092,518	100.0%	215.5%
As of March 31, 2025 and December 31, 2024, four borrowers (across five loans) and four borrowers (five loans) in the portfolio were on non-accrual status, respectively.
As of March 31, 2025 and December 31, 2024, on a fair value basis, 99.8% and 99.8%, respectively, of performing debt investments bore interest at a floating rate and 0.2% and 0.2%, respectively, of performing debt investments bore interest at a fixed rate.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 5. Fair Value Measurements
The following tables present the fair value hierarchy of financial instruments:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$231,934	$12,370,969	$12,602,903
Second lien debt	—	—	118,482	118,482
Unsecured debt	—	—	13,658	13,658
Equity	—	—	99,163	99,163
Total	$—	$231,934	$12,602,272	$12,834,206

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$115,753	$12,714,636	$12,830,389
Second lien debt	—	—	119,184	119,184
Unsecured debt	—	—	33,521	33,521
Equity	—	—	109,424	109,424
Total	$—	$115,753	$12,976,765	$13,092,518

Within Investments at fair value, substantially all Equity investments are illiquid and privately negotiated in nature and are subject to contractual sale constraints or other restrictions pursuant to their respective governing or similar agreements.
The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended March 31, 2025
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total Investments
Fair value, beginning of period	$12,714,636	$119,184	$33,521	$109,424	$12,976,765
Purchases of investments	715,298	1,663	468	168	717,597
Proceeds from principal repayments and sales of investments	(964,827)	(2,347)	(20,595)	(10,224)	(997,993)
Accretion of discount (amortization of premium)	16,001	74	10	—	16,085
Net realized gain (loss)	1,210	(1)	—	7,316	8,525
Net change in unrealized appreciation (depreciation)	(9,399)	(91)	254	(7,521)	(16,757)
Transfers into Level 3 (1)	225	—	—	—	225
Transfers out of Level 3 (1)	(102,175)	—	—	—	(102,175)
Fair value, end of period	$12,370,969	$118,482	$13,658	$99,163	$12,602,272
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2025 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(5,329)	$(91)	$(16)	$(2,969)	$(8,405)

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	Three Months Ended March 31, 2024
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total Investments
Fair value, beginning of period	$9,564,203	$41,515	$9,924	$94,940	$9,710,582
Purchases of investments	734,974	180	1,785	2,188	739,127
Proceeds from principal repayments and sales of investments	(186,370)	—	—	—	(186,370)
Accretion of discount (amortization of premium)	9,341	25	9	—	9,375
Net realized gain (loss)	428	—	—	—	428
Net change in unrealized appreciation (depreciation)	5,496	(205)	141	1,552	6,984
Transfers into Level 3 (1)	50,239	—	—	—	50,239
Transfers out of Level 3 (1)	—	—	—	—	—
Fair value, end of period	$10,178,311	$41,515	$11,859	$98,680	$10,330,365
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2024 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$6,191	$(205)	$135	$1,553	$7,674
(1)For the three months ended March 31, 2025 and 2024, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. These tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$12,289,809	Yield Analysis	Discount Rate	4.94%	24.01%	9.99%
	62,682	Asset Recoverability	Market Multiple	8.00x	10.25x	9.03x
	18,329	Transaction Price	N/A
	149	Market Quotations	Broker quoted price	97.00	98.00	97.54
	12,370,969
Investments in second lien debt	118,482	Yield Analysis	Discount Rate	8.43%	16.73%	11.24%
Investments in unsecured debt	13,658	Yield Analysis	Discount Rate	13.05%	13.89%	13.78%
Investments in equity	61,516	Market Approach	Performance Multiple	6.40x	29.68x	12.81x
	21,944	Yield Analysis	Discount Rate	11.54%	20.40%	13.07%
	12,772	Option Pricing Model	Expected Volatility	32.00%	70.50%	39.87%
	2,931	Asset Recoverability	Market Multiple	10.25x	10.25x	10.25x
	99,163
Total	$12,602,272

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
Financial Instruments Not Carried at Fair Value
Debt
The fair value of the Company’s SPV Financing Facilities (as defined in Note 7) and Revolving Credit Facility (as defined in Note 7), as of March 31, 2025 and December 31, 2024, approximates their carrying value as the credit facilities have variable interest based on selected short-term rates. These financial instruments would be categorized as Level 3 within the fair value hierarchy.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the fair value measurements of the Company’s Unsecured Notes and Debt Securitization Notes (as defined in Note 7) had they been accounted for at fair value. These financial instruments would be categorized as Level 3 within the fair value hierarchy as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
	Fair Value	Fair Value
2026 Notes	$791,760	$788,880
New 2026 Notes	676,270	672,420
2027 Notes	615,420	608,725
2028 Notes	595,790	590,200
November 2027 Notes	406,720	406,440
April 2028 Notes	700,000	698,460
June 2030 Notes	491,400	—
2024-1 Notes	456,629	457,568
Total	$4,733,989	$4,222,693
Other
As of March 31, 2025 and December 31, 2024, the carrying amounts of the Company’s other assets and liabilities approximate fair value. These financial instruments would be categorized as Level 3 within the fair value hierarchy.
Note 6. Derivatives
The Company enters into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its foreign currency and interest rate risk exposures.
The net fair value of foreign currency and interest rate derivative contracts are included within Derivative assets at fair value or Derivative liabilities at fair value in the Condensed Consolidated Statements of Assets and Liabilities.
The following tables present the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$634	$—	$634	$109,402
Interest rate swaps	—	23,346	—	23,346	1,600,000
Total Derivative assets at fair value	$—	$23,980	$—	$23,980	$1,709,402

Derivative Liabilities
Foreign currency forward contracts	$—	$(153)	$—	$(153)	$69,081
Interest rate swaps	—	—	—	—	—
Total Derivative liabilities at fair value	$—	$(153)	$—	$(153)	$69,081

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

In the tables above:
•The notional amount represents the absolute value amount of all outstanding derivative contracts.
•All foreign currency derivatives are not designated in hedge relationships.
•All interest rate swaps are designated in fair value hedge relationships.
•The fair value has been presented prior to the application of counterparty netting or cash collateral netting.
Offsetting of Derivative Instruments
The Company has elected to offset cash collateral posted to or received from its counterparty against the net fair value of derivative instruments with that counterparty. The following tables present the offsetting of the Company’s derivative financial instruments as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Cash Collateral Offset	Net Amount Derivative Asset	Cash Collateral Received (1)	Cash Collateral Received Not Offset (2)
SMBC Capital Markets, Inc.	$13,832	$—	$—	$13,832	$—	$—
Wells Fargo Bank, N.A.	10,148	(153)	—	9,995	—	—
	$23,980	$(153)	$—	$23,827	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Cash Collateral Offset	Net Amount Derivative Liabilities	Cash Collateral Posted (1)	Cash Collateral Posted Not Offset (2)
SMBC Capital Markets, Inc.	$—	$—	$—	$—	$1,770	$1,770
Wells Fargo Bank, N.A.	(153)	153	—	—	7,800	7,800
	$(153)	$153	$—	$—	$9,570	$9,570

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
(2)Cash collateral posted to or received from counterparties has been offset against the derivative position with those counterparties to the extent an amount is available to be offset. Cash collateral posted to or received from counterparties in excess of the net derivative positions and not offset is recorded in the Condensed Consolidated Statements of Assets and Liabilities as Receivable from Broker or Payable to Broker, respectively.

Hedging
The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship.
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three month periods ended March 31, 2025 and March 31, 2024, respectively.
For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item is recorded in Interest expense and recognized as components of Interest expense in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended March 31,
	2025	2024
Interest rate swaps	$15,409	$—
Hedged items	$(14,285)	$—
The table below presents the carrying value of unsecured borrowings as of March 31, 2025 and December 31, 2024 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	March 31, 2025		December 31, 2024
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured notes	$1,586,771	$11,388	$1,082,389	$(2,896)

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On September 25, 2018, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of March 31, 2025 and December 31, 2024, the Company’s asset coverage was 184.2% and 185.7%, respectively.
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
As of March 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The maximum commitment amount of the Jackson Hole Funding Facility as of March 31, 2025 was $500.0 million. The Jackson Hole Funding Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Jackson Hole Funding Facility to up to $900.0 million. Proceeds from borrowings under the Jackson Hole Funding Facility may be used to fund portfolio investments by Jackson Hole Funding and to make advances under delayed draw term loans where Jackson Hole Funding is a lender. The period during which Jackson Hole Funding may make borrowings under the Jackson Hole Funding Facility expires on November 28, 2025 and the Jackson Hole Funding Facility is scheduled to mature on May 17, 2027.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The maximum commitment amount of the Big Sky Funding Facility as of March 31, 2025 was $650.0 million. The Big Sky Funding Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Big Sky Funding Facility to up to $800.0 million. Proceeds from borrowings under the Big Sky Funding Facility may be used to fund portfolio investments by Big Sky Funding and to make advances under revolving loans or delayed draw term loans where Big Sky Funding is a lender. The period during which Big Sky Funding may make borrowings under the Big Sky Funding Facility expires on March 30, 2027 and the Big Sky Funding Facility is scheduled to mature on September 30, 2027.
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
The Revolving Credit Facility provides for borrowings in USD and certain agreed-upon foreign currencies. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. As of March 31, 2025, a portion of the Revolving Credit Facility consists of (A) funded term loans in the aggregate principal amount of $413.5 million and (B) revolving commitments in the aggregate principal amount of $1.8 billion and the Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $175.0 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries in the ordinary course of business. Availability of the revolver under the Revolving Credit Facility will terminate on August 12, 2028 (other than with respect to the foreign currency commitments of certain lenders in the amount of $200.0 million, which expire on June 28, 2026) and all amounts outstanding under the Revolving Credit Facility must be repaid by August 12, 2029 (other than with respect to the foreign currency commitments of certain lenders in the amount of $200.0 million which mature on June 28, 2027) pursuant to an amortization schedule.
Loans under the Revolving Credit Facility with respect to foreign currency commitments of certain lenders in the amount of $200.0 million bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by Citi, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.5% and (c) one month adjusted Term SOFR plus 1% per annum) plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 0.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.875%, and (y) for all other loans, the applicable benchmark rate for the related interest period for such borrowing plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 1.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.875%. All other loans under the Revolving Credit Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by Citi, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.5% and (c) one month adjusted Term SOFR plus 1% per annum) plus (A) if the gross borrowing base is equal to or greater than 2.0 times the combined revolving debt amount, 0.525%, (B) if the gross borrowing base is less than 2.0 times

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
and is equal to or greater than 1.6 times the combined revolving debt amount, 0.650%, or (C) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.775%, and (y) for all other loans, the applicable benchmark rate for the related interest period for such borrowing plus (A) if the gross borrowing base is equal to or greater than 2.0 times the combined revolving debt amount, 1.525%, (B) if the gross borrowing base less than 2.0 times and is equal to or greater than 1.6 times the combined revolving debt amount, 1.650%, or (C) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.775%. The Company will pay an unused fee of 0.325% per annum on the daily unused amount of the revolver commitments (other than with respect to the foreign currency commitments of certain lenders in the amount of $200.0 million, for which the Company pays an unused fee of 0.375%). The Company pays letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the Revolving Credit Facility.
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
As of March 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
Unsecured Notes
The Company issued unsecured notes, as further described below: 2026 Notes, New 2026 Notes, 2027 Notes, 2028 Notes, November 2027 Notes, April 2028 Notes and June 2030 Notes (each as defined below) which are collectively referred to herein as the “Unsecured Notes.”
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
As of March 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.

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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
June 2030 Notes
On March 4, 2025, the Company issued $500.0 million in aggregate principal amount of its 5.300% notes due 2030 (the “June 2030 Notes”) pursuant to a supplemental indenture, dated as of March 4, 2025 (and together with the Base Indenture, the “June 2030 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
The June 2030 Notes will mature on June 30, 2030 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the June 2030 Notes Indenture. The June 2030 Notes bear interest at a rate of 5.300% per year payable semi-annually on June 30 and December 30 of each year, commencing on June 30, 2025. The June 2030 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the June 2030 Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
In connection with the June 2030 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating-rate loans. The Company designated this interest rate swap and the June 2030 Notes in a qualifying hedge accounting relationship.
Debt Securitizations
The Company has determined that the securitization vehicles noted below operate as an extension of the Company and therefore, will be consolidated by the Company.
2024-1 CLO Debt Securitization
On November 21, 2024, the Company completed a $746.8 million term debt securitization (the “2024-1 Debt Securitization”). Term debt securitizations are also known as collateralized loan obligations and are a form of secured financing incurred by the Company, which is consolidated by the Company for financial reporting purposes and subject to its overall asset coverage requirement. The notes offered in the 2024-1 Debt Securitization (collectively, the “2024-1 Notes”) were issued by the 2024-1 Issuer, an indirectly wholly-owned and consolidated (for tax and accounting purposes) subsidiary of the Company, and are primarily secured by a diversified portfolio of private credit loans and participation interests therein.
The following table presents information on the secured notes issued and the secured loans incurred in the 2024-1 Debt Securitization:

		March 31, 2025
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Company (through its wholly-owned and consolidated subsidiary, BXSL CLO 2024-1 Depositor LLC) retained all of the Class C Notes and the Subordinated Notes issued in the 2024-1 Debt Securitization in part in exchange for the Company’s sale and contribution to the 2024-1 Issuer of the initial closing date portfolio. The 2024-1 Notes are scheduled to mature on October 20, 2036; however, the 2024-1 Notes may be redeemed by the 2024-1 Issuer, at the direction of the Company through its holder of the Subordinated Notes (through BXSL CLO 2024-1 Depositor LLC), on any business day after October 20, 2026. In connection with the sale and contribution, the Company has made customary representations, warranties and covenants to the 2024-1 Issuer. The Class A Notes, Class A-L Loans, Class B Notes and Class C Notes are secured obligations of the 2024-1 Issuer, the Subordinated Notes are the unsecured obligations of the 2024-1 Issuer, and the indenture governing the 2024-1 Notes includes customary covenants and events of default.
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

	March 31, 2025	December 31, 2024
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments	$732,581	$736,551
Total investments at fair value	732,581	736,551
Cash and cash equivalents (restricted cash of $67,699 and $2,499, respectively)	67,699	2,499
Interest receivable from non-controlled/non-affiliated investments	14,534	8,268
Total assets	$814,814	$747,318
LIABILITIES
Debt (net of unamortized debt issuance costs of $2,366 and $2,417, respectively)	$455,134	$455,083
Interest payable	9,984	3,125
Total liabilities	$465,118	$458,208

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Company’s outstanding debt obligations were as follows:

	March 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility (3)	$500,000	$399,874	$399,874	$—	$100,126	$100,126
Breckenridge Funding Facility	1,175,000	600,350	600,350	—	574,650	574,650
Big Sky Funding Facility	650,000	439,650	439,650	—	210,350	210,350
BXSL 2025-1 Facility	400,000	—	—	—	400,000	400,000
Revolving Credit Facility (4)	2,225,000	1,117,076	1,117,076	—	1,107,924	1,107,924
2026 Notes	800,000	800,000	798,582	1,418	—	—
New 2026 Notes	700,000	700,000	697,416	2,584	—	—
2027 Notes	650,000	650,000	644,844	5,156	—	—
2028 Notes	650,000	650,000	643,421	6,579	—	—
November 2027 Notes (5)	400,000	400,000	401,761	5,318	—	—
April 2028 Notes (5)	700,000	700,000	693,237	8,220	—	—
June 2030 Notes (5)	500,000	500,000	491,773	11,080	—	—
2024-1 Notes	457,500	457,500	455,134	2,366	—	—
Total	$9,807,500	$7,414,450	$7,383,118	$42,721	$2,393,050	$2,393,050
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in USD or certain other permitted currencies. As of March 31, 2025, the Company had no borrowings denominated in currencies other than USD.
(4)Under the Revolving Credit Facility, the Company may borrow in USD or certain other permitted currencies. As of March 31, 2025, the Company had non-USD borrowings denominated in the following currencies:
•CAD 38.2 million
•EUR 279.7 million
•GBP 289.5 million
•AUD 1.0 million
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
•CAD 38.2 million
•EUR 277.7 million
•GBP 266.3 million
•AUD 1.0 million
(5)Carrying value is inclusive of adjustment for the change in fair value of effective hedge relationship.
As of March 31, 2025 and December 31, 2024, $56.5 million and $53.4 million, respectively, of interest expense and $1.4 million and $0.6 million, respectively, of unused commitment fees were included in interest payable.
For the three months ended March 31, 2025 and 2024, the weighted average interest rate (including unused fees, accretion of net discounts on unsecured debt and the impact of the application of hedge accounting) on all borrowings outstanding was 5.01% and 5.10%, respectively.
For the three months ended March 31, 2025 and 2024, the weighted average all-in cost of debt (including unused fees, accretion of net discounts on unsecured debt, amortization of deferred financing costs, and the impact of the application of hedge accounting) was 5.09% and 5.23%, respectively.
For the three months ended March 31, 2025 and 2024, the average principal debt outstanding was $7,313.5 million and $5,046.2 million, respectively.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The components of interest expense were as follows:

	Three Months Ended March 31,
	2025	2024
Borrowing interest expense	$87,640	$61,165
Facility unused fees	1,701	1,816
Amortization of deferred financing costs	1,409	1,698
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	3,350	2,041
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(15,409)	—
Hedged items	14,285	—
Total Interest Expense	$92,976	$66,720
Cash paid for interest expense	$96,301	$72,624
Note 8. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2025 and December 31, 2024, the Company had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate amount of $1.8 billion and $1.7 billion, respectively.
Additionally, from time to time, the Advisers and their affiliates may commit to an investment on behalf of the investment vehicles they manage, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of March 31, 2025 and December 31, 2024, the Company estimates that $59.0 million and $162.3 million, respectively, of investments were committed but not yet funded.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2025 and December 31, 2024, management is not aware of any material pending legal proceedings.
Note 9. Net Assets
Shares Issued
The Company has the authority to issue an unlimited number of Common Shares at $0.001 per share par value.
On October 28, 2021, the Company priced its IPO, and the Common Shares began trading on the NYSE under the symbol “BXSL.”
As of March 31, 2025, the Company is party to eight separate equity distribution agreements with sales agents (“Equity Distribution Agreements”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $600.0 million of its Common Shares. Sales of Common Shares made pursuant to the Equity Distribution Agreements may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415(a)(5) under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of the Common Shares, the Company’s capital needs, and the Company’s determination of the appropriate sources of funding to meet such needs. As of March 31, 2025, Common Shares with an aggregate sales price of $503.7 million remained available for issuance under the Equity Distribution Agreements.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table summarizes the total Common Shares issued and proceeds received, for the three months ended March 31, 2025, through the “at-the-market” offering program:

Issuances of Common Shares	Number of Common Shares Issued	Gross Proceeds	Placement Fees/Offering Expenses	Net Proceeds	Average Share Price (1)
“At-the-market” Offering	5,761,648	$186,697	$1,867	$184,830	$32.08
(1)Represents the net offering price per share after deducting placement fees and commissions and offering expenses.
The following table summarizes the total Common Shares issued and proceeds received, for the three months ended March 31, 2024, through the “at-the-market” offering program:

Issuances of Common Shares	Number of Common Shares Issued	Gross Proceeds	Placement Fees/Offering Expenses	Net Proceeds	Average Share Price (1)
“At-the-market” Offering	5,885,546	$162,726	$704	$162,022	$27.53
(1)Represents the net offering price per share after deducting placement fees and commissions and offering expenses.
Distributions
The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2025 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 26, 2025	March 31, 2025	April 25, 2025	$0.7700	$175,421
Total distributions			$0.7700	$175,421
The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2024 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 28, 2024	March 31, 2024	April 26, 2024	$0.7700	$147,743
Total distributions			$0.7700	$147,743
Dividend Reinvestment
The Company has adopted the DRIP, pursuant to which it reinvests all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash. As a result, if the Board and the Company declares a cash dividend or other distribution, then the Company’s shareholders who have not opted out of the DRIP will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Starting from the consummation of the IPO, the number of shares to be issued to a shareholder is determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the market price per common share at the close of regular trading on the NYSE on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed NAV per share, the Company will issue shares at the greater of (i) the most recently computed NAV per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed NAV per share). For example, if the most recently computed NAV per share is $25.00 and the market price on the payment date of a cash dividend is $24.00 per share, the Company will issue shares at $24.00 per share. If the most recently computed NAV per share is $25.00 and the market price on the payment date of a cash dividend is $27.00 per share, the Company will issue shares at $25.65 per share (95% of the current market price). If the most recently computed NAV per share is $25.00 and the market price on the payment date of a cash dividend is $26.00 per share, the Company will issue shares at $25.00 per share.

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
Pursuant to the DRIP, the following table summarizes the amounts and shares issued to shareholders who have not opted out of the DRIP during the three months ended March 31, 2025 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 24, 2025	$5,130	165,096
Total distributions	$5,130	165,096
The following table summarizes the amounts and shares issued to shareholders who have not opted out of the DRIP during the three months ended March 31, 2024 (dollars in thousands except share amounts):

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
Note 10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2025	2024
Net increase (decrease) in net assets resulting from operations	$149,809	$183,755
Weighted average shares outstanding (basic and diluted)	226,577,167	190,599,849
Earnings (loss) per common share (basic and diluted)	$0.66	$0.96

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 11. Financial Highlights and Senior Securities
The following are the financial highlights for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Per Share Data (1):
Net asset value, beginning of period	$27.39	$26.66
Net investment income	0.83	0.87
Net change in unrealized and realized gain (loss)	(0.17)	0.09
Net increase (decrease) in net assets resulting from operations	0.66	0.96
Distributions from net investment income (2)	(0.77)	(0.77)
Net increase (decrease) in net assets from capital share transactions	0.11	0.02
Total increase (decrease) in net assets	0.00	0.21
Net asset value, end of period	$27.39	$26.87
Market value, end of period	$32.36	$31.15
Shares outstanding, end of period	227,818,928	191,874,419
Total return based on NAV (3)	2.8%	3.4%
Total return based on market value (4)	2.6%	15.9%
Ratios:
Ratio of net expenses to average net assets (5)	10.5%	10.7%
Ratio of net investment income to average net assets (5)	12.2%	12.8%
Portfolio turnover rate	5.3%	1.8%
Supplemental Data:
Net assets, end of period	$6,240,869	$5,155,665
Asset coverage ratio	184.2%	197.3%
(1)The per share data was derived by using the weighted average shares outstanding during the period.
(2)The per share data for distributions was derived by using the actual shares outstanding at the date of the relevant transactions (refer to Note 9).
(3)Total return is calculated as the change in NAV per share during the period, plus distributions per share (assuming dividends and distributions are reinvested in accordance with the DRIP) divided by the beginning NAV per share. Total return does not include sales load.
(4)Total return based on market value is calculated as the change in market value per share during the respective periods, taking into account distributions, if any, reinvested in accordance with the DRIP.
(5)Amounts are annualized except for amounts relating to excise tax expense. For the three months ended March 31, 2025 and 2024, the ratio of total operating expenses to average net assets was 10.5% and 10.7%.
The following is information about the Company’s senior securities as of the dates indicated in the table below:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Subscription Facility
March 31, 2025	$—	$—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	119,752	2,151	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Jackson Hole Funding Facility
March 31, 2025	$399,874	$1,842	—	N/A
December 31, 2024	399,874	1,857	—	N/A
December 31, 2023	233,019	2,003	—	N/A
December 31, 2022	360,019	1,748	—	N/A
December 31, 2021	361,007	1,802	—	N/A
December 31, 2020	362,316	2,300	—	N/A
December 31, 2019	514,151	2,151	—	N/A
December 31, 2018	120,000	2,278	—	N/A
Breckenridge Funding Facility
March 31, 2025	600,350	1,842	—	N/A
December 31, 2024	649,350	1,857	—	N/A
December 31, 2023	741,700	2,003	—	N/A
December 31, 2022	825,000	1,748	—	N/A
December 31, 2021	568,680	1,802	—	N/A
December 31, 2020	569,000	2,300	—	N/A
December 31, 2019	820,311	2,151	—	N/A
December 31, 2018	65,000	2,278	—	N/A
Big Sky Funding Facility
March 31, 2025	439,650	1,842	—	N/A
December 31, 2024	400,000	1,857	—	N/A
December 31, 2023	480,906	2,003	—	N/A
December 31, 2022	499,606	1,748	—	N/A
December 31, 2021	499,606	1,802	—	N/A
December 31, 2020	200,346	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
BXSL 2025-1 Facility
March 31, 2025	—	1,842	—	N/A
December 31, 2024	—	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Revolving Credit Facility
March 31, 2025	$1,117,076	$1,842	—	N/A
December 31, 2024	1,287,140	1,857	—	N/A
December 31, 2023	682,258	2,003	—	N/A
December 31, 2022	678,378	1,748	—	N/A
December 31, 2021	915,035	1,802	—	N/A
December 31, 2020	182,901	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2023 Notes
March 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	400,000	1,748	—	N/A
December 31, 2021	400,000	1,802	—	N/A
December 31, 2020	400,000	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2026 Notes
March 31, 2025	800,000	1,842	—	N/A
December 31, 2024	800,000	1,857	—	N/A
December 31, 2023	800,000	2,003	—	N/A
December 31, 2022	800,000	1,748	—	N/A
December 31, 2021	800,000	1,802	—	N/A
December 31, 2020	800,000	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
New 2026 Notes
March 31, 2025	700,000	1,842	—	N/A
December 31, 2024	700,000	1,857	—	N/A
December 31, 2023	700,000	2,003	—	N/A
December 31, 2022	700,000	1,748	—	N/A
December 31, 2021	700,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
2027 Notes
March 31, 2025	$650,000	$1,842	—	N/A
December 31, 2024	650,000	1,857	—	N/A
December 31, 2023	650,000	2,003	—	N/A
December 31, 2022	650,000	1,748	—	N/A
December 31, 2021	650,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2028 Notes
March 31, 2025	650,000	1,842	—	N/A
December 31, 2024	650,000	1,857	—	N/A
December 31, 2023	650,000	2,003	—	N/A
December 31, 2022	650,000	1,748	—	N/A
December 31, 2021	650,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
November 2027 Notes
March 31, 2025	400,000	1,842	—	N/A
December 31, 2024	400,000	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
April 2028 Notes
March 31, 2025	700,000	1,842	—	N/A
December 31, 2024	700,000	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
June 2030 Notes
March 31, 2025	$500,000	$1,842	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2024-1 Notes
March 31, 2025	457,500	1,842	—	N/A
December 31, 2024	457,500	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
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
Note 12. Segment Reporting
The Company operates as a single reportable segment and derives revenues from investing primarily in originated loans and other securities, including broadly syndicated loans, of U.S. private companies and manages the business on a consolidated basis.
The chief operating decision maker (“CODM”) is comprised of the Company’s co-chief executive officers and chief financial officer. The primary performance metric provided to the CODM to assess performance and make operating decisions is Net increase (decrease) in net assets resulting from operations which is reported on the Condensed Consolidated Statement of Operations.
Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. These key metrics, in addition to other factors, are utilized by the CODM to determine allocation of profits, such as for investment or the amount of dividends to be distributed to the Company’s shareholders. As the Company operates as a single reporting segment, the segment net assets are reported on the Condensed Consolidated Statements of Assets and Liabilities as Total net assets and the significant segment expenses are listed on the Condensed Consolidated Statement of Operations.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the condensed consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the condensed consolidated financial statements as of March 31, 2025, except as discussed below.
On May 7, 2025, the Board declared a distribution of $0.77 per share to shareholders of record as of June 30, 2025, which is payable on or about July 25, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “Item 1. Financial Statements” hereto and “Part II, Item 8— Consolidated Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2024, as updated from time to time by the Company’s periodic filings with the SEC. This discussion contains forward-looking statements and involves numerous risks, uncertainties, and other factors outside of the Company’s control including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as updated from time to time by the Company’s periodic filings with the SEC.
Overview and Investment Framework
We are a Delaware statutory trust structured as a non-diversified, closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. In addition, for U.S. federal income tax purposes, we elected to be treated as a RIC under the Code. We are managed by our Advisers. The Administrators will provide the administrative services necessary for us to operate.
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation.
Under normal market conditions, we generally invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in secured debt investments and our portfolio is composed primarily of first lien senior secured and unitranche loans. To a lesser extent, we have and may continue to also invest in second lien, third lien, unsecured or subordinated loans and other debt and equity securities. In limited instances, we may retain the “last out” portion of a first-lien loan. In such cases, the “first out” portion of the first lien loan would receive priority with respect to payment over our “last out” position. In exchange for the higher risk of loss associated with such “last out” portion, we would earn a higher rate of interest than the “first out” position. We do not currently focus on investments in issuers that are distressed or in need of rescue financing.
Key Components of Our Results of Operations
Investments
We focus primarily on loans and securities, including syndicated loans, of private U.S. companies, which includes larger and middle market companies. In many market environments, we believe such a focus offers an opportunity for superior risk-adjusted returns.
Our level of investment activity (both the number of investments and the size of each investment) varies substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity for such companies, the general economic environment, trading prices of loans and other securities and the competitive environment for the types of investments we make.
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
In addition, we generate revenue from various fees in the ordinary course of business such as in the form of commitment, loan origination, structuring, consent, waiver, amendment, syndication and other miscellaneous fees, as well as fees for providing managerial assistance to our portfolio companies.

Expenses
Except as specifically provided below, all investment professionals and staff of the Advisers, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and the routine overhead expenses, of such personnel allocable to such services, will be provided and paid for by the Advisers. We bear all other costs and expenses of our operations, administration and transactions, including (a) investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Investment Advisory Agreement; (b) our allocable portion of compensation, overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrators in performing their administrative obligations under the Administration Agreements, including: (i) our chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals (including information technology professionals) at the Administrators that perform duties for us; and (iii) any internal audit group personnel of Blackstone Inc. (“Blackstone”) or any of its affiliates; and (c) all other expenses of our operations, administrations and transactions.
From time to time, the Advisers, the Administrators or their respective affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, the Administrator or such affiliates thereof; the Adviser will reimburse the Sub-Adviser, the Administrator or such affiliates thereof; and the Administrator will reimburse the Sub-Administrator or such affiliates thereof, in each case, for any such amounts. From time to time, the Advisers or the Administrators may defer or waive fees or rights to be reimbursed. Pursuant to the Administration Agreement, the Company’s allocable portion of the Administrator’s rent and other occupancy costs are expenses of the Company. However, the Administrator and the Prior Administrator have not historically, and the Administrator does not currently, calculate the amount of rent and other occupancy costs allocable to the Company and the Administrator and Prior Administrator have not indicated an intention to seek reimbursement from the Company for such costs. Thus, the Administrator and the Prior Administrator have waived their rights to any reimbursement for rent and other occupancy costs for the three months ended March 31, 2025 and 2024, respectively. The Administrator and the Prior Administrator cannot recoup any expenses that they have previously waived. However, in future periods, the Administrator may choose to establish an allocation methodology to calculate these costs and seek reimbursement from the Company, in which case the Company will accrue and reimburse the Administrator for such costs for that period. All of the foregoing expenses will ultimately be borne by our shareholders.
Costs and expenses of the Administrators and the Advisers that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.

Portfolio and Investment Activity
For the three months ended March 31, 2025, we made $755.9 million aggregate principal amount of new investment commitments (including $289.5 million of which remained unfunded as of March 31, 2025), $755.7 million of which was first lien debt and $0.2 million of which was equity.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended March 31,
	2025	2024
Investments:
Total investments, beginning of period	$13,193,219	$9,934,159
New investments purchased	689,214	719,149
Payment-in-kind interest capitalized	22,613	19,977
Net accretion of discount on investments	16,419	9,706
Net realized gain (loss) on investments	8,525	428
Investments sold or repaid	(977,955)	(186,666)
Total investments, end of period	$12,952,035	$10,496,753
Amount of investments funded at principal:
First lien debt	$700,877	$722,403
Unsecured debt	—	1,610
Equity	168	2,188
Total	$701,045	$726,201
Proceeds from investments sold or repaid:
First lien debt	$(965,383)	$(186,666)
Second lien debt	(2,348)	—
Equity	(10,224)	—
Total	$(977,955)	$(186,666)
Number of new investments in new portfolio companies	14	18
Average new investment commitment amount	$28,042	$34,581
Weighted average yield of new investments	9.5%	11.4%
Weighted average yield on investments fully sold or paid down	10.3%	11.9%

	March 31, 2025	December 31, 2024
Number of portfolio companies	284	276
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	10.1%	10.3%
Weighted average yield on performing debt and income producing investments, at fair value(1)(2)	10.2%	10.4%
Average loan-to-value (LTV) (3)	47.4%	46.0%
Percentage of performing debt investments bearing a floating rate(4)	99.8%	99.8%
Percentage of performing debt investments bearing a fixed rate(4)	0.2%	0.2%
Percentage of assets on non-accrual, at amortized cost (5)	0.3%	0.3%
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
(2)As of March 31, 2025 and December 31, 2024, the weighted average total portfolio yield at cost was 10.1% and 10.2%, respectively. As of March 31, 2025 and December 31, 2024, the weighted average total portfolio yield at fair value was 10.2% and 10.3%, respectively.
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

(4)As a percentage of total fair value of performing debt investments. As of March 31, 2025 and December 31, 2024, performing debt investments bearing a floating rate represented 98.8% and 98.8%, respectively, of total investments at fair value.
(5)As a percentage of total amortized cost of investments. Assets on non-accrual represented 0.1% and 0.2% of total investments at fair value as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025 and March 31, 2024, our portfolio companies had a weighted average annual revenue of $818 million and $768 million, respectively, and weighted average annual EBITDA of $210 million and $193 million, respectively. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on the fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
For additional information on our investments, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 4. Investments.”
Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Total investment income	$357,764	$303,959
Total expenses before tax expense	164,799	134,763
Net investment income before tax expense	192,965	169,196
Excise and other tax expense	4,169	3,350
Net investment income after tax expense	188,796	165,846
Net change in unrealized appreciation (depreciation)	(43,874)	11,766
Net realized gain (loss)	4,887	6,143
Net increase (decrease) in net assets resulting from operations	$149,809	$183,755
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Interest income	$335,686	$283,264
Payment-in-kind interest income	21,353	20,462
Fee income	725	233
Total investment income	$357,764	$303,959
Total investment income increased to $357.8 million for the three months ended March 31, 2025, an increase of $53.8 million, or 18%, compared to the same period in the prior year. This was primarily attributable to an increase in the average investments. Average investments at fair value increased by 28% to $12,963.4 million for the three months ended March 31, 2025 compared to $10,153.8 million for the three months ended March 31, 2024.
Additionally, for the three months ended March 31, 2025, we recorded $12.9 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $1.9 million for the same period in the prior year, primarily as a result of increased prepayments.

For the three months ended March 31, 2025 and 2024, PIK interest income represented 6.0% and 6.7% of total investment income, respectively, and represented 11.3% and 12.3% of net investment income, respectively. We expect that PIK interest income will vary based on the elections of certain borrowers.
We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.
While elevated interest rates continued to favorably impact our investment income for the three months ended March 31, 2025, the Federal Reserve reduced interest rates in the latter part of 2024 and indicated in early 2025 an expectation of slower rate decreases moving forward. Future decreases in benchmark interest rates may adversely impact our investment income. Conversely, future increases in benchmark interest rates and the resulting impacts to cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate fluctuations occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.
Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Interest expense	$92,976	$66,720
Management fees	34,301	26,040
Income based incentive fees	34,301	35,845
Capital gains based incentive fees	—	3,134
Professional fees	886	951
Board of Trustees’ fees	306	222
Administrative service expenses	966	677
Other general and administrative	1,063	1,174
Total expenses before tax expense	164,799	134,763
Net investment income before tax expense	192,965	169,196
Excise and other tax expense	4,169	3,350
Net investment income after tax expense	$188,796	$165,846
Interest Expense
Total interest expense was $93.0 million for the three months ended March 31, 2025, an increase of $26.3 million, or 39%, compared to the same period in the prior year. This was primarily driven by an increase in our average principal of debt outstanding, partially offset by a decrease in our weighted average interest rate on our borrowings relative to the same period in the prior year. The average principal of debt outstanding increased to $7,313.5 million for the three months ended March 31, 2025 from $5,046.2 million for the same period in the prior year. Our weighted average interest rate (including unused fees, accretion of net discounts on unsecured debt, and the impact of the application of hedge accounting and excluding amortization of deferred financing costs) decreased to 5.01% for the three months ended March 31, 2025 from 5.10% for the same period in the prior year.

Management Fees
Management fees increased to $34.3 million for the three months ended March 31, 2025, an increase of $8.3 million, or 32%, compared to the same period in the prior year, due to an increase in average quarter-end gross assets. For the three months ended March 31, 2025, our average quarter end gross assets increased to $13,720.5 million, from $10,419.8 million for the three months ended March 31, 2024.
Income Based Incentive Fees
Pre-incentive fee net investment income increased to $223.1 million for the three months ended March 31, 2025 from $204.8 million for the same period in the prior year.
Income based incentive fees decreased to $34.3 million for the three months ended March 31, 2025 compared to $35.8 million for the same period in the prior year primarily due to the Incentive Fee Cap, which limits the total incentive fee payable to the Adviser for the three months ended March 31, 2025.
See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements —Note 3. Agreements and Related Party Transactions” for further information on the Advisory Agreements.
Capital Gains Based Incentive Fees
We accrued no capital gains based incentive fees for the three months ended March 31, 2025. We accrued capital gains based incentive fees of $3.1 million for the three months ended March 31, 2024, which was primarily due to a net change in unrealized gains for the three months ended March 31, 2024.
The accrual for any capital gains based incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Professional fees include legal, rating agencies, audit, tax, valuation, technology and other professional fees incurred related to the management of us. Administrative service fees represent fees paid to the Administrator for our allocable portion of overhead and other expenses incurred by the Administrators in performing their obligations under the Administration Agreements, including our allocable portion of the cost of certain of our executive officers, their respective staff and other non-investment professionals that perform duties for us. Other general and administrative expenses include insurance, filing, research, expenses payable to the State Street Sub-Administrator, subscriptions and other costs.
Total other expenses increased to $3.2 million for the three months ended March 31, 2025 from $3.0 million for the same period in the prior year primarily due to an increase in Administrative service expenses.
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
For the three months ended March 31, 2025 and 2024, we accrued $4.2 million and $3.4 million, respectively, of U.S. federal excise tax.

BGSL Investments LLC (“BGSL Investments”) , a wholly-owned and consolidated subsidiary that was formed in 2019, is a Delaware limited liability company which has elected to be treated as a corporation for U.S. tax purposes. As such, BGSL Investments is subject to certain U.S. federal, state and local taxes. For the three months ended March 31, 2025 and 2024, BGSL Investment LLC recorded an income tax provision of $1.5 million and $0.0 million, respectively. As of March 31, 2025 and 2024, BGSL Investment recorded a deferred tax liability of $3.7 million and $0.0 million, respectively, which is included within Accrued expenses and other liabilities in the Condensed Consolidated Statements of Assets and Liabilities.
For the three months ended March 31, 2025 and 2024, BGSL Investments recorded a current tax expense of $0.6 million and $0.0 million, respectively, which is substantially related to realized gains associated with the sale of an investment in a partnership interest.
Net Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Net change in unrealized gain (loss) on investments	$(40,754)	$11,787
Net change in unrealized gain (loss) on derivative instruments	(1,921)	—
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	282	(21)
Income tax (provision) benefit	(1,481)	—
Net change in unrealized gain (loss)	$(43,874)	$11,766
For the three months ended March 31, 2025, the net change in unrealized losses of $43.9 million was primarily driven by the decrease in the fair value of certain investments. The fair value of these investments decreased due to changes in portfolio company fundamentals and the economic outlook.
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments consisted of the following (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Net realized gain (loss) on investments	$8,525	$428
Net realized gain (loss) on derivative instruments	(2,055)	—
Net realized gain (loss) on foreign currency transactions	(987)	5,715
Current tax expense on realized gains	(596)	—
Net realized gain (loss)	$4,887	$6,143
For the three months ended March 31, 2025, we recognized realized gains on investments of $8.7 million primarily from the sale of an equity investment partially offset by realized losses on investments of $0.2 million primarily from full or partial sales of investments.
For the three months ended March 31, 2025, we generated realized losses of $2.1 million on derivative instruments as a result of the settlement of our foreign currency derivative transactions.
The net realized gains for the three months ended March 31, 2025, were partially offset by net realized losses of $1.0 million on foreign currency transactions, primarily as a result of fluctuations in the SEK, CAD and GBP exchange rates vs. USD.

Financial Condition, Liquidity and Capital Resources
Our liquidity and capital resources are generated primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, our credit facilities, debt securitization transactions, and other secured and unsecured debt. We may also generate cash flow from operations, future borrowings and future offerings of securities including public or private issuances of debt or equity securities through both registered offerings and private offerings. The primary uses of our cash and cash equivalents are for (i) originating loans and purchasing senior secured debt investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings and (iv) cash distributions to the holders of our shares.
To facilitate public issuances of debt or equity securities, in July 2022, we filed a shelf registration statement with the SEC that is effective for a term of three years and expires in July 2025. The amount of securities to be issued pursuant to the shelf registration statement filed in July 2022 was not specified when it was filed and there is no specific dollar limit on the amount of securities we may issue. The securities covered by the registration statement filed in July 2022 include: (i) Common Shares; (ii) preferred shares; (iii) debt securities; (iv) subscription rights; and (v) warrants. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.
As of March 31, 2025 and December 31, 2024, our debt consisted of asset based leverage facilities, a revolving credit facility, unsecured note issuances and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2025 and December 31, 2024, we had an aggregate amount of $7.4 billion and $7.1 billion of senior securities outstanding, respectively, and our asset coverage ratio was 184.2% and 185.7%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. From time to time we may also repurchase our outstanding debt. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.
Cash and cash equivalents as of March 31, 2025, taken together with our $2.4 billion of unused capacity under our credit facilities (subject to borrowing base availability, $2.4 billion is available to borrow), is expected to be sufficient for our investing activities and to conduct our operations in the near term. Additionally, we held $231.9 million of Level 2 investments as of March 31, 2025, which could provide additional liquidity if necessary.
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
As of March 31, 2025, we had $965.0 million in cash and cash equivalents. During the three months ended March 31, 2025, cash provided by operating activities was $424.7 million, primarily due to principal repayments and sales of investments of $978.0 million partially offset by purchases of investments of $689.2 million. Cash provided by financing activities was $310.1 million during the period, which was primarily as a result of net borrowings on debt of $287.3 million and $189.2 million of proceeds from the issuance of our Common Shares partially offset by dividends paid in cash of $165.6 million.
Equity
We also access liquidity through our “at-the-market” offering program (the “ATM Program”), pursuant to which we may sell, from time to time, additional Common Shares. During the three months ended March 31, 2025, we sold Common Shares for net proceeds of $184.8 million through our ATM Program. As of March 31, 2025, $503.7 million of Common Shares were available for issuance under the ATM Program.
For additional information on our ATM Program, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements —Note 9. Net Assets.”

Distributions
The following table summarizes our distributions declared and payable for the three months ended March 31, 2025 (dollar amounts in thousands, except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 26, 2025	March 31, 2025	April 25, 2025	$0.7700	$175,421
Total distributions			$0.7700	$175,421
With respect to distributions, we have adopted an “opt out” dividend reinvestment plan (the “DRIP”) for shareholders. As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the DRIP will have their dividends or distributions automatically reinvested in additional shares rather than receiving cash distributions. Shareholders who receive distributions in the form of shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
For additional information on our distributions and DRIP, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements —Note 9. Net Assets.”
Share Repurchase Plan
In February 2023, our Board approved a share repurchase plan, under which we were authorized to repurchase up to $250 million in the aggregate of our outstanding Common Shares in the open market at prices below our NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act (the “10b-18 Plan”). The 10b-18 Plan was not renewed and terminated by its terms on February 22, 2024. For the three months ended March 31, 2024, we did not repurchase any of our shares under the 10b-18 Plan.
For additional information on our share repurchase plan, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements —Note 9. Net Assets.”
Borrowings
As of March 31, 2025 and December 31, 2024, we had an aggregate principal amount of $7.4 billion and $7.1 billion, respectively, of debt outstanding.
For additional information on our debt obligations, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements —Note 7. Borrowings.”
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2025 and December 31, 2024, we had unfunded commitments, including delayed draw term loans and revolvers with an aggregate principal amount of $1.8 billion and $1.7 billion, respectively.
Additionally, from time to time, the Advisers and their affiliates may commit to an investment on behalf of the investment vehicles they manage, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of March 31, 2025 and December 31, 2024, we estimate that $59.0 million and $162.3 million, respectively, of investments were committed but not yet funded.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2025, management is not aware of any material pending legal proceedings.
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Sub-Advisory Agreement; and
•the Administration Agreement.
In addition to the aforementioned agreements, we, our Advisers and certain of our Advisers’ affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Advisers or their affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors.
See “Item 1. Financial Statements —Notes to Condensed Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”

Recent Developments
Macroeconomic Environment
The three months ended March 31, 2025 have been characterized by volatility and uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, ongoing political and regulatory uncertainty, including potential shifts in U.S. trade policy and the imposition of new tariffs, as well as geopolitical instability stemming from the conflicts in Ukraine and the Middle East.
Although inflation generally decelerated throughout 2024 and during the first quarter of 2025 due to central bank monetary tightening, including maintaining elevated interest rates, it remains above target levels set by central banks, including the Federal Reserve. Despite three interest rate cuts by the Federal Reserve in the latter part of 2024, rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023. The Federal Reserve has also indicated its intent to maintain higher interest rates in the near term. While our business model benefits from elevated interest rates which, all else being equal, correlate to increases in our net income, higher borrowing costs may strain our existing portfolio companies, potentially leading to nonperformance. Rising interest rates can dampen consumer spending and slow corporate profit growth, negatively impacting our portfolio companies, particularly those vulnerable to economic downturns or recessions. While further interest rate hikes are not expected at this time, any renewed increases could lead to a rise in non-performing assets and decline in portfolio value if investment write-downs become necessary. Additionally, adverse economic conditions may erode the value of collateral securing some of our loans and reduce the value of our equity investments. It remains difficult to predict the full impact of recent and any future changes with respect to interest rates or inflation.
Further contributing to economic uncertainty, the current U.S. presidential administration has signaled its intention to implement or has implemented significant changes to U.S. trade policy, the size of the federal government and the enforcement of various regulations. These policy shifts could introduce additional market instability and reduce investor confidence. For example, changes in trade policy and the imposition of new tariffs could disrupt supply chains and potentially reverse the recent downward trend in inflation. The uncertainty as to how or what tariffs will be imposed or what retaliatory measures other countries may take in response to tariffs proposed or imposed by the U.S. could further increase costs, decrease margins, reduce the competitiveness of products and services offered by our portfolio companies and adversely affect the revenues and profitability of our portfolio companies whose business rely on imported goods. Meanwhile, substantial reductions in government spending could negatively affect certain of our portfolio companies that rely on government contracts, destabilize the U.S. government contracting market and harm our ability to generate expected returns. Additionally, changes in the regulation or enforcement of bank lending and capital requirements could have material and adverse effects on the private credit market. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and adversely affect the Company, its portfolio companies or their respective financial performance.
Critical Accounting Estimates
The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.
Our critical accounting policies and estimates, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025, and elsewhere in our filings with the SEC. There have been no material changes in our critical accounting policies and practices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Uncertainty with respect to the economic conditions has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks. We are subject to financial market risks, including valuation risk and interest rate risk. Our exposure to valuation risk has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
As of March 31, 2025, 99.8% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Condensed Consolidated Statements of Assets and Liabilities as of March 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$387,858	$(88,662)	$299,196
Up 200 basis points	258,572	(59,108)	199,464
Up 100 basis points	129,286	(29,554)	99,732
Down 100 basis points	(129,283)	29,554	(99,729)
Down 200 basis points	(258,114)	59,108	(199,006)
Down 300 basis points	(383,995)	88,662	(295,333)
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

Based upon this evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are (a) effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

4.1
Eighth Supplemental Indenture, dated as of March 4, 2025, relating to the 5.300% Notes due 2030, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 4, 2025).

4.2	Form of 5.300% Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on March 4, 2025).

10.1
Form of Equity Distribution Agreement, dated as of January 17, 2025, by and among the Company, Blackstone Private Credit Strategies LLC and the sales agent party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2025).

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

Blackstone Secured Lending Fund

Date:	May 7, 2025	/s/ Brad Marshall
Brad Marshall
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2025	/s/ Jonathan Bock
Jonathan Bock
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2025	/s/ Teddy Desloge
Teddy Desloge
Chief Financial Officer
(Principal Financial Officer)