Form 10-Q
period 2025-06-30
Blackstone Secured Lending Fund
filed 2025-08-06
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐   NO  ☒
As of August 4, 2025, the Registrant had 230,232,988 common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Blackstone Secured Lending Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $13,299,807 and $13,166,677, respectively)	$13,223,290	$13,063,171
Non-controlled/affiliated investments (cost of $27,552 and $26,542, respectively)	29,510	29,347
Total investments at fair value (cost of $13,327,359 and $13,193,219, respectively)	13,252,800	13,092,518
Cash and cash equivalents (restricted cash of $87,065 and $2,499, respectively)	273,678	229,606
Interest receivable from non-controlled/non-affiliated investments	104,702	112,046
Interest receivable from non-controlled/affiliated investments	6	6
Receivable from broker	11,070	4,807
Deferred financing costs	19,547	21,865
Receivable for investments	23,414	2,976
Receivable for shares sold	5,393	4,405
Derivative assets at fair value (Note 6)	20,345	3,995
Total assets	$13,710,955	$13,472,224
LIABILITIES
Debt (net of unamortized debt issuance costs of $38,859 and $34,877, respectively)	$7,090,550	$7,056,091
Payable for investments	2,340	19,277
Due to affiliates	5,646	7,112
Management fees payable (Note 3)	34,600	32,305
Income based incentive fees payable (Note 3)	34,718	38,708
Capital gains based incentive fees payable (Note 3)	—	—
Interest payable	65,174	53,958
Distribution payable (Note 9)	177,007	170,751
Board of Trustees’ fees payable	296	289
Accrued expenses and other liabilities	12,328	17,212
Total liabilities	7,422,659	7,395,703
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.001 par value (unlimited shares authorized; 230,055,444 and 221,892,184 shares issued and outstanding, respectively)	230	222
Additional paid in capital	6,009,106	5,749,762
Distributable earnings (loss)	278,960	326,537
Total net assets	6,288,296	6,076,521
Total liabilities and net assets	$13,710,955	$13,472,224
NET ASSET VALUE PER SHARE	$27.33	$27.39
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$320,800	$302,691	$656,448	$585,955
Payment-in-kind interest income	21,878	22,876	42,696	43,338
Dividend income	49	189	49	189
Fee income	1,498	1,171	2,223	1,405
From non-controlled/affiliated investments:
Interest income	283	137	321	137
Payment-in-kind interest income	295	—	830	—
Total investment income	344,803	327,064	702,567	631,024
Expenses:
Interest expense	92,285	78,841	185,263	145,560
Management fees (Note 3)	34,600	28,094	68,901	54,134
Income based incentive fees (Note 3)	34,718	37,380	69,019	73,225
Capital gains based incentive fees (Note 3)	—	3,122	—	6,256
Professional fees	1,243	1,069	2,129	2,020
Board of Trustees’ fees	293	289	599	511
Administrative service expenses (Note 3)	744	765	1,710	1,442
Other general and administrative	1,220	985	2,283	2,159
Total expenses before tax expense	165,103	150,545	329,904	285,307
Net investment income before tax expense	179,700	176,519	372,663	345,717
Excise and other tax expense	3,798	3,421	7,966	6,771
Net investment income after tax expense	175,902	173,098	364,697	338,946
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(8,117)	22,066	(48,223)	33,540
Non-controlled/affiliated investments	(201)	(1,105)	(850)	(793)
Derivative instruments (Note 6)	(3,126)	—	(5,047)	—
Translation of assets and liabilities in foreign currencies	438	124	720	103
Income tax (provision) benefit	(294)	—	(1,774)	—
Net change in unrealized appreciation (depreciation)	(11,300)	21,085	(55,174)	32,850
Net realized gain (loss):
Non-controlled/non-affiliated investments	(1,230)	195	7,295	623
Derivative instruments (Note 6)	(7,673)	—	(9,727)	—
Foreign currency transactions	(541)	1,808	(1,528)	7,522
Current tax expense on realized gains	(116)	—	(712)	—
Net realized gain (loss)	(9,560)	2,003	(4,672)	8,145
Net realized and change in unrealized gain (loss)	(20,860)	23,088	(59,846)	40,995
Net increase (decrease) in net assets resulting from operations	$155,042	$196,186	$304,851	$379,941
Net investment income per share (basic and diluted)	$0.77	$0.89	$1.60	$1.76
Earnings (loss) per share (basic and diluted)	$0.68	$1.01	$1.34	$1.98
Weighted average shares outstanding (basic and diluted)	228,192,335	193,908,352	227,389,213	192,254,100
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, March 31, 2025	$228	$5,939,716	$300,925	$6,240,869
Issuance of Common Shares, net of offering and underwriting costs	2	64,010	—	64,012
Reinvestment of dividends (1)	—	5,380	—	5,380
Net investment income	—	—	175,902	175,902
Net realized gain (loss)	—	—	(9,560)	(9,560)
Net change in unrealized appreciation (depreciation)	—	—	(11,300)	(11,300)
Dividends declared and payable from net investment income	—	—	(177,007)	(177,007)
Balance, June 30, 2025	$230	$6,009,106	$278,960	$6,288,296

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2024	$222	$5,749,762	$326,537	$6,076,521
Issuance of Common Shares, net of offering and underwriting costs	8	248,834	—	248,842
Reinvestment of dividends (1)	—	10,510	—	10,510
Net investment income	—	—	364,697	364,697
Net realized gain (loss)	—	—	(4,672)	(4,672)
Net change in unrealized appreciation (depreciation)	—	—	(55,174)	(55,174)
Dividends declared and payable from net investment income	—	—	(352,428)	(352,428)
Balance, June 30, 2025	$230	$6,009,106	$278,960	$6,288,296
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

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$304,851	$379,941
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	49,073	(32,747)
Net change in unrealized (appreciation) depreciation on derivative instruments	5,047	—
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(1,304)	(103)
Net realized (gain) loss on investments	(7,295)	(623)
Net change due to hedging activity	(1,120)	—
Net accretion of discount and amortization of premium	(27,554)	(20,333)
Payment-in-kind interest capitalized	(42,963)	(42,693)
Amortization of deferred financing costs	2,850	3,403
Amortization of original issue discount and debt issuance costs	7,085	4,321
Purchases of investments	(1,219,695)	(1,609,750)
Proceeds from sale of investments and principal repayments	1,163,365	276,090
Changes in operating assets and liabilities:
Interest receivable	7,344	(20,305)
Receivable for investments	(20,438)	(51,397)
Derivative instruments, net	4,380	—
Receivable from broker	(6,263)	(1,770)
Payable for investments	(16,937)	(2,193)
Due to affiliates	(1,466)	(447)
Management fees payable	2,295	5,060
Income based incentive fees payable	(3,990)	3,007
Capital gains based incentive fees payable	—	6,256
Interest payable	11,216	4,457
Accrued expenses and other liabilities	(4,877)	(4,884)
Net cash provided by (used in) operating activities	203,604	(1,104,710)
Cash flows from financing activities:
Borrowings on debt	1,062,898	1,665,849
Repayments on debt	(1,134,031)	(494,000)
Deferred financing costs paid	(430)	—
Debt issuance costs paid	(2,372)	(1,070)
Dividends paid in cash	(335,662)	(279,888)
Proceeds from issuance of Common Shares, net of offering and underwriting costs	247,854	350,237
Net cash provided by (used in) financing activities	(161,743)	1,241,128
Net increase (decrease) in cash and cash equivalents	41,861	136,418
Effect of foreign exchange rate changes on cash and cash equivalents	2,211	17
Cash and cash equivalents, beginning of period	229,606	154,857
Cash and cash equivalents, end of period	$273,678	$291,292
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental information and non-cash activities:
Interest paid during the period	$165,186	$133,658
Distribution payable	177,007	152,706
Reinvestment of distributions during the period	10,510	10,907
Accrued but unpaid debt issuance costs	250	500
Receivable for shares sold	5,393	1,896
Excise taxes paid	15,066	11,430
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt
First Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Aevex Holdings, LLC	(4)(11)	SOFR +	6.00%	10.43%	4/30/2024	3/18/2026		$47,071	$46,893	$46,835	0.74%
Corfin Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.68%	2/5/2020	12/27/2027		261,327	259,921	261,327	4.16
Corfin Holdings, Inc.	(4)(5)(10)	SOFR +	5.25%	9.68%	1/10/2025	12/27/2027		1,564	1,551	1,564	0.02
Fastener Distribution Holdings, LLC	(4)(7)(10)	SOFR +	4.75%	9.08%	10/31/2024	11/4/2031		30,860	30,528	30,648	0.49
Frontgrade Technologies Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.32%	1/9/2023	1/9/2030		2,335	2,284	2,335	0.04
Frontgrade Technologies Holdings, Inc.	(4)(5)(10)	SOFR +	5.00%	9.31%	3/18/2025	1/9/2030		354	351	354	0.01
Horizon CTS Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.80%	3/28/2025	3/28/2032		1,080	1,066	1,066	0.02
MAG DS Corp.	(11)	SOFR +	5.50%	9.90%	4/1/2020	4/1/2027		79,123	77,097	76,551	1.22
Magneto Components BuyCo, LLC	(4)(7)(10)	SOFR +	6.00%	10.30% (incl. 2.57% PIK)	12/5/2023	12/5/2030		33,758	33,018	32,972	0.52
Maverick Acquisition, Inc.	(4)(11)(17)	SOFR +	6.25%	10.55%	6/1/2021	6/1/2027		18,456	18,305	10,151	0.16
Maverick Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	6.25%	10.69%	3/4/2025	6/1/2027		276	276	276	0.00
TCFI AEVEX, LLC	(4)(11)	SOFR +	6.00%	10.43%	3/17/2020	3/18/2026		108,517	108,251	107,975	1.72
West Star Aviation Acquisition, LLC	(4)(5)(10)	SOFR +	4.50%	8.80%	5/20/2025	5/20/2032		2,152	2,136	2,136	0.03
West Star Aviation Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.80%	5/20/2025	5/20/2032		60	56	56	0.00
									581,733	574,246	9.13
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	4.75%	9.20%	6/11/2021	6/11/2027		93,889	93,254	93,889	1.49
AGI-CFI Holdings, Inc.	(4)(5)(10)	SOFR +	4.75%	9.18%	3/19/2025	6/11/2027		6,118	6,091	6,118	0.10
ENV Bidco, AB	(4)(5)(6)(10)	SOFR +	5.00%	9.30%	12/12/2024	7/19/2029		1,115	1,100	1,115	0.02
ENV Bidco, AB	(4)(5)(6)(7)(8)	E +	5.00%	6.98%	12/12/2024	7/19/2029	EUR	1,337	1,351	1,571	0.02
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.70%	12/9/2019	12/9/2027		138,170	137,597	134,024	2.13
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.70%	2/4/2022	12/9/2027		3,944	3,903	3,826	0.06
R1 Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	10.49%	12/30/2022	12/30/2028		1,326	1,303	1,278	0.02
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	10.20%	12/13/2021	12/31/2028		29,862	29,565	26,577	0.42
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	7.00%	11.33% (incl. 6.00% PIK)	11/27/2024	5/27/2030		1,983	1,982	1,983	0.03
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	10.00%	14.33% (incl. 9.00% PIK)	11/27/2024	11/27/2029		649	641	649	0.01
									276,787	271,030	4.30

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Auto Components
Dellner Couplers Group, AB	(5)(6)(8)	E +	5.43%	7.41%	6/20/2024	6/18/2029	EUR	1,000	$1,062	$1,184	0.02%
Biotechnology
Axsome Therapeutics, Inc.	(4)(5)(6)(10)	SOFR +	4.75%	9.05%	5/6/2025	5/8/2030		$11,740	11,626	11,622	0.18
Axsome Therapeutics, Inc.	(4)(5)(6)(7)(10)	SOFR +	4.00%	8.30%	5/6/2025	5/8/2030		6,848	6,815	6,814	0.11
									18,441	18,436	0.29
Building Products
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	10.43%	2/26/2021	2/26/2027		52,738	52,517	50,761	0.81
Jacuzzi Brands, LLC	(4)(5)(10)	SOFR +	6.00%	10.33%	2/25/2019	2/25/2027		11,318	11,270	10,413	0.17
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	10.33%	2/25/2019	2/25/2027		77,867	77,588	71,638	1.14
L&S Mechanical Acquisition, LLC	(4)(10)	SOFR +	6.25%	10.58%	9/1/2021	9/1/2027		14,982	14,853	14,832	0.24
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	10.67%	4/5/2019	5/1/2027		119,638	119,339	118,442	1.88
Windows Acquisition Holdings, Inc.	(4)(5)(11)	SOFR +	6.50%	10.95%	12/29/2020	12/29/2026		53,029	52,782	42,026	0.67
									328,349	308,112	4.91
Chemicals
DCG Acquisition Corp.	(4)(7)(10)	SOFR +	4.50%	8.80%	6/13/2024	6/13/2031		39,068	38,690	38,594	0.61
Commercial Services & Supplies
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	4.75%	8.75%	5/7/2021	5/7/2029		238,337	238,337	238,337	3.79
CFS Brands, LLC	(4)(7)(11)	SOFR +	5.00%	9.33%	12/20/2024	10/2/2030		129,003	126,794	129,003	2.05
Divisions Holding Corp.	(4)(5)(7)(10)	SOFR +	4.50%	8.80%	4/17/2025	4/17/2032		1,610	1,593	1,593	0.03
ELK Bidco, Inc.	(4)(5)(7)(9)	SOFR +	4.50%	8.82%	6/13/2025	6/13/2032		17,987	17,872	17,871	0.28
EMB Purchaser, Inc.	(4)(10)	SOFR +	4.50%	8.82%	3/13/2025	3/13/2032		27,452	27,190	27,178	0.43
EMB Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.83%	3/13/2025	3/13/2032		6,382	6,241	6,184	0.10
FusionSite Midco, LLC	(4)(7)(11)	SOFR +	5.00%	9.56%	4/30/2025	11/17/2029		57,837	56,900	57,501	0.91
Gatekeeper Systems, Inc.	(4)(10)	SOFR +	5.00%	9.33%	8/27/2024	8/28/2030		44,225	43,654	43,451	0.69
Gatekeeper Systems, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.33%	8/27/2024	8/28/2030		4,945	4,770	4,704	0.07
Gorilla Investor, LLC	(4)(10)	SOFR +	5.00%	9.30%	9/26/2024	9/30/2031		24,805	24,363	24,557	0.39
Ground Penetrating Radar Systems, LLC	(4)(5)(10)	SOFR +	4.50%	8.80%	1/2/2025	1/2/2032		2,958	2,931	2,936	0.05
Ground Penetrating Radar Systems, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.80%	1/2/2025	1/2/2032		57	51	52	0.00
Iris Buyer, LLC	(4)(11)	SOFR +	5.25%	9.53%	10/2/2023	10/2/2030		25,324	24,802	25,324	0.40
Iris Buyer, LLC	(4)(5)(11)	SOFR +	5.25%	9.55%	10/2/2023	10/2/2030		2,388	2,347	2,388	0.04
Iris Buyer, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.58%	10/2/2023	10/2/2029		1,102	1,030	1,102	0.02
Iris Buyer, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.56%	2/4/2025	10/2/2030		907	859	907	0.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
Java Buyer, Inc.	(4)(10)	SOFR +	5.00%	9.28%	12/15/2021	12/15/2027	$4,158	$4,126	$4,158	0.07%
Java Buyer, Inc.	(4)(5)(10)	SOFR +	5.00%	9.28%	12/15/2021	12/15/2027	2,881	2,863	2,881	0.05
Java Buyer, Inc.	(4)(5)(10)	SOFR +	5.00%	9.28%	11/9/2023	12/15/2027	1,624	1,598	1,624	0.03
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.28%	6/28/2024	12/15/2027	2,438	2,417	2,438	0.04
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.33%	5/9/2025	12/15/2027	147	146	147	0.00
JSS Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.57% (incl. 3.00% PIK)	12/17/2020	11/8/2031	286,201	283,913	286,201	4.55
JSS Holdings, Inc.	(4)(5)(10)	SOFR +	5.25%	9.57% (incl. 3.00% PIK)	12/29/2021	11/8/2031	4,943	4,907	4,943	0.08
JSS Holdings, Inc.	(4)(7)(10)	SOFR +	5.25%	9.55% (incl. 3.00% PIK)	11/8/2024	11/8/2031	31,474	31,160	31,436	0.50
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	5.00%	9.43%	12/10/2021	12/10/2027	8,389	8,295	8,385	0.13
Knowledge Pro Buyer, Inc.	(4)(5)(10)	SOFR +	5.00%	9.32%	6/11/2025	12/10/2027	102	101	102	0.00
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	9.88%	10/19/2021	10/19/2028	19,905	19,718	17,069	0.27
KPSKY Acquisition, Inc.	(4)(5)(10)(18)	SOFR +	5.50%	9.81%	10/19/2021	10/19/2028	2,292	2,271	1,966	0.03
Onex Baltimore Buyer, Inc.	(4)(10)(18)	SOFR +	5.27%	9.60%	12/1/2021	12/1/2027	10,804	10,716	10,804	0.17
Onex Baltimore Buyer, Inc.	(4)(7)(11)(18)	SOFR +	4.75%	9.06%	12/1/2021	12/1/2027	14,667	14,495	14,667	0.23
Pye-Barker Fire & Safety, LLC	(4)(10)	SOFR +	4.50%	8.80%	5/24/2024	5/24/2031	4,461	4,461	4,461	0.07
Pye-Barker Fire & Safety, LLC	(4)(5)(10)	SOFR +	4.50%	8.80%	5/24/2024	5/24/2031	13,816	13,758	13,816	0.22
RailPros Parent, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.82%	5/22/2025	5/24/2032	402	397	397	0.01
TEI Intermediate, LLC	(4)(10)	SOFR +	4.75%	9.05%	12/13/2024	12/15/2031	25,799	25,561	25,670	0.41
TEI Intermediate, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.03%	12/13/2024	12/15/2031	495	425	437	0.01
The Hiller Companies, LLC	(4)(10)	SOFR +	5.00%	9.30%	6/20/2024	6/20/2030	8,172	8,105	8,111	0.13
The Hiller Companies, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.26%	6/20/2024	6/20/2030	1,950	1,920	1,922	0.03
Veregy Consolidated, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.26%	4/16/2025	4/16/2031	27,765	27,513	27,504	0.44
Water Holdings Acquisition, LLC	(4)(10)	SOFR +	5.50%	9.83% (incl. 3.00% PIK)	7/31/2024	7/31/2031	31,551	31,278	31,551	0.50
Water Holdings Acquisition, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.33%	7/31/2024	7/31/2031	2,286	2,263	2,286	0.04
								1,082,141	1,086,064	17.27

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Construction & Engineering
Consor Intermediate II, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.80%	5/10/2024	5/10/2031	$6,008	$5,946	$5,992	0.10%
Gannett Fleming, Inc.	(4)(7)(10)	SOFR +	4.75%	8.96%	8/5/2024	8/5/2030	64,775	63,880	64,196	1.02
Home Service TopCo IV, Inc.	(4)(7)(11)	SOFR +	4.50%	8.93%	6/9/2023	12/31/2027	37,140	36,497	37,102	0.59
Home Service TopCo IV, Inc.	(4)(5)(11)	SOFR +	4.50%	8.92%	2/28/2025	12/31/2027	2,906	2,893	2,906	0.05
								109,216	110,196	1.76
Consumer Staples Distribution & Retail
Crumbl Enterprises, LLC	(4)(5)(10)	SOFR +	4.50%	8.83%	4/30/2025	5/5/2032	1,500	1,485	1,485	0.02
Crumbl Enterprises, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.83%	4/30/2025	5/5/2032	20	18	18	0.00
								1,503	1,503	0.02
Containers & Packaging
Ascend Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	10.05%	9/30/2021	9/30/2028	20,354	20,128	20,354	0.32
Ascend Buyer, LLC	(4)(5)(10)	SOFR +	5.75%	10.05%	3/20/2025	9/30/2028	1,607	1,591	1,607	0.03
								21,719	21,961	0.35
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	5.50%	10.08%	12/10/2021	12/11/2028	7,530	7,459	6,400	0.10
Bradyplus Holdings, LLC	(4)(11)	SOFR +	5.00%	9.28%	10/11/2024	10/31/2029	97,331	95,940	97,331	1.55
Bradyplus Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.32%	10/11/2024	10/31/2029	945	901	945	0.02
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	10.18%	11/1/2021	11/2/2026	165,642	164,835	155,703	2.48
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	7.00%	11.44% (incl. 3.25% PIK)	12/31/2021	6/23/2028	4,943	4,898	4,424	0.07
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	7.25%	11.69% (incl. 3.25% PIK)	11/1/2022	6/23/2028	1,580	1,556	1,422	0.02
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	7.00%	11.44% (incl. 3.25% PIK)	12/31/2021	6/23/2028	1,591	1,582	1,424	0.02
NDC Acquisition Corp.	(4)(7)(11)	SOFR +	5.00%	9.33%	3/9/2021	3/9/2028	13,558	13,429	13,558	0.22
PT Intermediate Holdings III, LLC	(4)(7)(10)	SOFR +	5.00%	9.30% (incl. 1.75% PIK)	4/9/2024	4/9/2030	61,984	61,859	61,669	0.98
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	10.88%	11/20/2018	11/13/2026	47,316	47,207	45,778	0.73
								399,666	388,654	6.19

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	9.38%	7/19/2024	7/24/2030	$4,602	$4,524	$4,602	0.07%
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	9.38%	7/19/2024	7/24/2030	1,370	1,347	1,370	0.02
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.38%	7/19/2024	7/24/2030	762	740	762	0.01
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	9.38%	7/19/2024	7/24/2030	3,550	3,490	3,550	0.06
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.40%	2/19/2025	7/24/2030	2,645	2,593	2,645	0.04
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.00%	9.32%	12/20/2024	4/30/2030	80,581	79,926	80,581	1.28
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	9.87%	7/20/2021	7/20/2028	284,706	283,465	284,706	4.53
Charger Debt Merger Sub, LLC	(4)(5)(10)	SOFR +	5.00%	9.30%	5/31/2024	5/31/2031	11,867	11,767	11,867	0.19
Charger Debt Merger Sub, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.30%	5/31/2024	5/31/2031	4,093	4,022	4,062	0.06
DTA Intermediate II, Ltd.	(4)(11)	SOFR +	5.50%	9.80%	3/27/2024	3/27/2030	42,538	41,867	41,900	0.67
DTA Intermediate II, Ltd.	(4)(7)(11)	SOFR +	5.25%	9.51%	3/27/2024	3/27/2030	5,354	4,989	4,902	0.08
Endeavor Schools Holdings, LLC	(4)(11)	SOFR +	6.25%	10.52%	7/18/2023	7/18/2029	21,795	21,428	20,324	0.32
Endeavor Schools Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.52%	7/18/2023	7/18/2029	4,012	3,955	3,741	0.06
Essential Services Holding Corp.	(4)(5)(7)(10)	SOFR +	5.00%	9.28%	6/17/2024	6/17/2031	11,889	11,768	11,746	0.19
Go Car Wash Management Corp.	(4)(11)	SOFR +	5.75%	10.18%	10/12/2021	12/31/2026	22,159	22,018	21,606	0.34
Seahawk Bidco, LLC	(4)(7)(11)	SOFR +	4.75%	9.07%	12/18/2024	12/19/2031	45,146	44,717	44,850	0.71
								542,616	543,214	8.63
Diversified Telecommunication Services
Point Broadband Acquisition, LLC	(4)(7)(11)	SOFR +	5.50%	9.78%	10/1/2021	10/1/2028	124,139	122,718	125,381	1.99
Electric Utilities
Qualus Power Services Corp.	(4)(11)	SOFR +	5.00%	9.33%	3/26/2021	3/26/2027	32,591	32,365	32,591	0.52
Qualus Power Services Corp.	(4)(11)	SOFR +	5.00%	9.33%	7/27/2023	3/26/2027	35,256	34,832	35,256	0.56
Qualus Power Services Corp.	(4)(7)(11)	SOFR +	5.00%	9.29%	5/9/2024	3/26/2027	70,748	69,375	70,579	1.12
								136,572	138,426	2.20
Electrical Equipment
Emergency Power Holdings, LLC	(4)(7)(11)	SOFR +	4.75%	9.03%	8/17/2021	8/17/2030	46,718	46,268	46,582	0.74
IEM New Sub 2, LLC	(4)(7)(10)	SOFR +	4.75%	9.05%	8/8/2024	8/8/2030	58,212	57,385	58,113	0.92
								103,653	104,695	1.66

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	10.40%	12/23/2020	12/23/2026		$76,938	$76,558	$74,630	1.19%
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	10.36%	12/23/2020	12/23/2026		23,093	23,003	22,400	0.36
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	10.38%	12/23/2020	12/23/2026		6,230	6,212	6,043	0.10
Duro Dyne National Corp.	(4)(10)	SOFR +	4.75%	9.05%	11/15/2024	11/15/2031		33,443	33,138	33,443	0.53
Duro Dyne National Corp.	(4)(5)(7)(10)	P +	3.75%	11.25%	11/15/2024	11/15/2031		480	405	450	0.01
Dwyer Instruments, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.05%	11/15/2024	7/30/2029		8,368	8,281	8,316	0.13
Phoenix 1 Buyer Corp.	(4)(7)(10)	SOFR +	4.75%	9.02%	11/20/2023	11/20/2030		25,559	25,324	25,559	0.41
Spectrum Safety Solutions Purchaser, LLC	(4)(6)(7)(9)	SOFR +	4.75%	9.05%	7/1/2024	7/1/2031		65,698	64,602	65,577	1.04
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	4.75%	6.73%	7/1/2024	7/1/2031	EUR	14,989	15,890	17,656	0.28
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	4.75%	6.73%	7/1/2024	7/1/2030	EUR	886	1,000	1,043	0.02
									254,413	255,117	4.07
Energy Equipment & Services
ISQ Hawkeye Holdco, Inc.	(4)(5)(10)	SOFR +	4.75%	9.13%	8/20/2024	8/20/2031		974	958	974	0.02
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.13%	8/20/2024	8/20/2030		64	61	64	0.00
LPW Group Holdings, Inc.	(4)(7)(11)	SOFR +	6.00%	10.42%	3/15/2024	3/15/2031		26,594	25,947	26,594	0.42
									26,966	27,632	0.44
Financial Services
Carr Riggs & Ingram Capital, LLC	(4)(5)(9)	SOFR +	4.75%	9.05%	11/18/2024	11/18/2031		7,425	7,357	7,388	0.12
Carr Riggs & Ingram Capital, LLC	(4)(5)(7)(9)	SOFR +	4.75%	9.08%	11/18/2024	11/18/2031		798	766	771	0.01
DM Intermediate Parent, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.08%	9/30/2024	9/30/2030		18,130	17,787	17,994	0.29
Harp Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.72%	3/27/2025	3/27/2032	GBP	14,508	18,426	19,516	0.31
More Cowbell II, LLC	(4)(10)	SOFR +	5.00%	8.80%	9/1/2023	9/1/2030		7,877	7,731	7,877	0.13
More Cowbell II, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.24%	9/1/2023	9/1/2029		226	199	216	0.00
PKF O'Connor Davies Advisory, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.81%	11/15/2024	11/18/2031		1,045	1,033	1,037	0.02
RFS Opco, LLC	(4)(7)(9)	SOFR +	4.75%	9.05%	4/4/2024	4/4/2031		11,827	11,729	11,823	0.19
									65,028	66,622	1.07

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Ground Transportation
Channelside AcquisitionCo, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.03%	5/15/2024	5/15/2031		$19,604	$19,400	$19,604	0.31%
Health Care Equipment & Supplies
Bamboo US BidCo, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.53%	9/29/2023	9/30/2030	707		688	707	0.01
Bamboo US BidCo, LLC	(4)(5)(11)	E +	5.25%	7.44%	9/29/2023	9/30/2030	EUR	353	365	415	0.01
Bamboo US BidCo, LLC	(4)(5)(11)	SOFR +	5.25%	9.53%	11/20/2024	9/30/2030	106		104	106	0.00
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	9.95%	9/13/2021	9/13/2027	21,178		21,023	20,649	0.33
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	9.74%	9/13/2021	9/13/2027	5,363		5,328	5,228	0.08
Zeus, LLC	(4)(7)(10)	SOFR +	5.50%	9.80%	2/28/2024	2/28/2031	26,585		26,209	25,702	0.41
									53,717	52,807	0.84
Health Care Providers & Services
123Dentist, Inc.	(4)(5)(6)(10)	CA +	5.00%	7.75%	8/10/2022	8/10/2029	CAD	2,181	1,677	1,602	0.03
123Dentist, Inc.	(4)(5)(6)(7)(10)	CA +	5.00%	7.75%	8/9/2024	8/10/2029	CAD	181	111	133	0.00
ACI Group Holdings, Inc.	(4)(10)	SOFR +	6.00%	10.43% (incl. 3.25% PIK)	7/7/2023	8/2/2028	130,913		129,632	123,713	1.97
ACI Group Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.93%	7/7/2023	8/2/2027	2,545		2,464	1,909	0.03
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.48%	5/7/2021	5/7/2027	6,743		6,702	6,743	0.11
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.57%	5/7/2021	5/7/2027	1,616		1,608	1,616	0.03
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	10.49%	5/7/2021	5/7/2026	111		107	111	0.00
Amerivet Partners Management, Inc.	(4)(7)(11)	SOFR +	5.50%	9.97%	2/25/2022	2/25/2028	5,512		5,453	5,443	0.09
Canadian Hospital Specialties, Ltd.	(4)(5)(6)(11)	CA +	4.50%	7.57%	4/15/2021	4/14/2028	CAD	29,174	23,173	21,210	0.34
Canadian Hospital Specialties, Ltd.	(4)(5)(6)(7)(10)	CA +	4.50%	7.57%	4/15/2021	4/15/2027	CAD	2,220	1,628	1,604	0.03
CCBlue Bidco, Inc.	(4)(5)(10)	SOFR +	6.50%	10.90% (incl. 4.00% PIK)	12/21/2021	12/21/2028	12,215		12,110	10,200	0.16
Commander Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.05%	6/26/2025	6/26/2032	31,793		31,346	31,345	0.50
Compsych Investments Corp.	(4)(7)(10)	SOFR +	4.75%	9.02%	7/22/2024	7/22/2031	12,064		12,004	12,055	0.19
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	10.70%	3/12/2021	4/3/2028	32,331		32,176	30,553	0.49
DCA Investment Holdings, LLC	(4)(5)(10)	SOFR +	6.50%	10.80%	12/28/2022	4/3/2028	980		972	926	0.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	10.38%	11/20/2018	10/4/2026		$23,674	$23,623	$23,674	0.38%
Imagine 360, LLC	(4)(7)(10)	SOFR +	5.00%	9.30%	9/18/2024	9/30/2028		17,069	16,909	17,042	0.27
Inception Fertility Ventures, LLC	(4)(7)(10)	SOFR +	5.50%	9.78%	4/29/2024	4/29/2030		46,496	46,422	45,680	0.73
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	9.40%	10/15/2020	10/15/2026		126,345	125,705	120,659	1.92
Kwol Acquisition, Inc.	(4)(7)(10)	SOFR +	4.75%	9.05%	12/8/2023	12/6/2029		6,521	6,383	6,521	0.10
MB2 Dental Solutions, LLC	(4)(10)	SOFR +	5.50%	9.83%	2/13/2024	2/13/2031		23,045	22,859	23,045	0.37
MB2 Dental Solutions, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.83%	2/13/2024	2/13/2031		2,931	2,893	2,931	0.05
MB2 Dental Solutions, LLC	(4)(5)(10)	SOFR +	5.50%	9.83%	2/13/2024	2/13/2031		3,408	3,385	3,408	0.05
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	9.93% (incl. 4.00% PIK)	7/16/2021	7/16/2030		261,258	260,319	231,097	3.68
PPV Intermediate Holdings, LLC	(4)(10)	SOFR +	5.75%	10.08%	8/31/2022	8/31/2029		1,967	1,950	1,967	0.03
PPV Intermediate Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	10.33%	9/6/2023	8/31/2029		199	195	198	0.00
Smile Doctors, LLC	(4)(10)	SOFR +	5.90%	10.13%	6/9/2023	12/23/2028		10,693	10,570	10,372	0.16
Smile Doctors, LLC	(4)(5)(7)(10)	SOFR +	5.90%	10.13%	6/9/2023	12/23/2028		2,587	2,530	2,467	0.04
Snoopy Bidco, Inc.	(4)(10)	SOFR +	6.00%	10.59%	6/1/2021	6/1/2028		344,997	342,192	330,335	5.25
SpecialtyCare, Inc.	(4)(5)(11)	SOFR +	5.75%	10.31%	6/18/2021	6/18/2028		11,797	11,647	11,679	0.19
SpecialtyCare, Inc.	(4)(5)(7)(8)	SOFR +	4.00%	8.44%	6/18/2021	6/18/2026		580	574	580	0.01
SpecialtyCare, Inc.	(4)(5)(11)	SOFR +	5.75%	10.29%	6/18/2021	6/18/2028		102	101	101	0.00
Stepping Stones Healthcare Services, LLC	(4)(10)	SOFR +	5.00%	9.30%	12/30/2021	1/2/2029		2,685	2,660	2,685	0.04
Stepping Stones Healthcare Services, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.30%	4/25/2024	1/2/2029		203	196	203	0.00
The Fertility Partners, Inc.	(4)(5)(6)(10)	SOFR +	5.75%	10.19%	3/16/2022	3/16/2028		5,119	5,076	4,761	0.08
The Fertility Partners, Inc.	(4)(5)(6)(10)	CA +	5.75%	8.80%	3/16/2022	3/16/2028	CAD	4,850	3,770	3,312	0.05
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	CA +	5.75%	8.80%	3/16/2022	9/16/2027	CAD	278	210	186	0.00
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	10.03%	7/15/2022	7/15/2028		1,081	1,071	1,073	0.02
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	10.03%	7/15/2022	7/15/2028		1,480	1,467	1,469	0.02
Unified Women's Healthcare, LP	(4)(5)(9)	SOFR +	5.50%	9.80%	6/16/2022	6/18/2029		2,071	2,071	2,071	0.03
Unified Women's Healthcare, LP	(4)(9)	SOFR +	5.25%	9.57%	3/22/2024	6/18/2029		22,461	22,333	22,461	0.36
Unified Women's Healthcare, LP	(4)(5)(7)(9)	SOFR +	5.00%	9.31%	3/22/2024	6/18/2029		30,526	30,271	30,526	0.49

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.68%	11/18/2021	11/20/2028	$37,021	$36,716	$37,021	0.59%
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.63%	11/18/2021	11/20/2028	15,616	15,532	15,616	0.25
US Oral Surgery Management Holdco, LLC	(4)(7)(10)	SOFR +	6.00%	10.40%	8/16/2023	11/20/2028	34,187	33,741	34,187	0.54
US Oral Surgery Management Holdco, LLC	(4)(5)(10)	SOFR +	5.25%	9.64%	12/5/2022	11/20/2028	83	83	83	0.00
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	SOFR +	6.50%	10.80% (incl. 5.40% PIK)	8/2/2024	6/30/2029	20,467	20,467	20,467	0.33
WHCG Purchaser III, Inc.	(4)(5)(10)(17)		10.00%	10.00% PIK	8/2/2024	6/30/2030	16,955	6,354	7,121	0.11
								1,321,438	1,264,161	20.12
Health Care Technology
Accuity Delivery Systems, LLC	(4)(5)(7)(9)	SOFR +	5.25%	9.58%	5/29/2025	5/29/2031	31,965	31,703	31,699	0.50
Brilliance Technologies, Inc.	(4)(5)(7)(9)	SOFR +	4.50%	8.83%	3/11/2025	3/11/2032	1,500	1,483	1,487	0.02
Brilliance Technologies, Inc.	(4)(5)(9)	SOFR +	4.50%	8.83%	3/11/2025	3/11/2032	2,400	2,389	2,388	0.04
Brilliance Technologies, Inc.	(4)(5)(9)	SOFR +	4.50%	8.83%	5/16/2025	3/11/2032	2,130	2,120	2,119	0.03
Caerus US 1, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	9.30%	5/25/2022	5/25/2029	11,227	11,101	11,227	0.18
Caerus US 1, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	9.30%	10/28/2022	5/25/2029	2,165	2,139	2,165	0.03
Caerus US 1, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	9.30%	10/28/2022	5/25/2029	317	313	317	0.01
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	9.30%	3/27/2024	5/25/2029	49,500	49,500	49,500	0.79
Caerus US 1, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.32%	5/25/2022	5/25/2029	249	234	249	0.00
Color Intermediate, LLC	(4)(10)	SOFR +	4.75%	9.15%	7/2/2024	10/1/2029	19,858	19,553	19,858	0.32
Continental Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.83%	4/2/2024	4/2/2031	26,395	26,044	26,373	0.42
Cronos Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	10.52%	3/1/2021	3/1/2028	71,173	70,360	71,173	1.13
Cronos Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	10.55%	3/1/2021	3/1/2028	14,758	14,661	14,758	0.23
Cronos Crimson Holdings, Inc.	(4)(5)(10)	SOFR +	6.24%	10.67%	4/25/2025	3/1/2028	17,647	17,476	17,647	0.28
CT Technologies Intermediate Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	9.33%	8/30/2024	8/30/2031	28,204	27,934	28,180	0.45
eResearchTechnology, Inc.	(4)(10)	SOFR +	4.75%	9.08%	1/15/2025	1/19/2032	152,793	151,364	151,265	2.41
eResearchTechnology, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.08%	1/15/2025	1/19/2032	29,405	28,877	28,719	0.46
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	5.75%	10.18%	10/29/2021	10/29/2028	16,218	16,066	16,218	0.26
Healthcomp Holding Company, LLC	(4)(10)	SOFR +	6.25%	10.55% (incl. 3.00% PIK)	11/8/2023	11/8/2029	101,750	101,044	98,443	1.57

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Technology (continued)
Kona Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.78%	7/23/2024	7/23/2031	$78	$75	$76	0.00%
Kona Buyer, LLC	(4)(5)(10)	SOFR +	4.50%	8.78%	7/23/2024	7/23/2031	1,039	1,030	1,034	0.02
Magic Bidco, Inc.	(4)(10)	SOFR +	5.75%	10.05%	7/1/2024	7/1/2030	25,809	25,335	25,551	0.41
Magic Bidco, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	10.05%	7/1/2024	7/1/2030	2,759	2,681	2,722	0.04
Magic Bidco, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	10.05%	7/1/2024	7/1/2030	800	745	721	0.01
Modernizing Medicine, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.55% (incl. 2.75% PIK)	4/30/2025	4/30/2032	8,859	8,666	8,771	0.14
Neptune Holdings, Inc.	(4)(7)(10)	SOFR +	4.50%	8.80%	12/12/2024	8/31/2030	6,895	6,752	6,872	0.11
Netsmart Technologies, Inc.	(4)(7)(10)	SOFR +	4.95%	9.28% (incl. 2.45% PIK)	8/23/2024	8/23/2031	33,239	32,896	33,218	0.53
Octane Purchaser, Inc.	(4)(5)(7)(9)	SOFR +	4.25%	8.58%	5/19/2025	5/19/2032	2,332	2,318	2,318	0.04
Project Ruby Ultimate Parent Corp.	(8)	SOFR +	3.00%	7.44%	11/20/2024	3/10/2028	8,269	8,267	8,288	0.13
Rocky MRA Acquisition Corp.	(4)(9)	SOFR +	5.25%	9.63%	4/1/2022	4/2/2029	9,426	9,349	9,426	0.15
								672,475	672,782	10.71
Insurance
Amerilife Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	9.26%	6/17/2024	8/31/2029	96,867	96,329	96,867	1.54
Amerilife Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.26%	6/17/2024	8/31/2029	1,889	1,813	1,889	0.03
CFCo, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(17)(18)		0.00%	0.00%	9/11/2023	9/13/2038	9,566	1,397	0	0.00
Daylight Beta Parent, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(17)(18)		10.00%	10.00% PIK	9/11/2023	9/12/2033	6,240	5,559	854	0.01
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	9.05%	10/29/2021	10/29/2030	14,359	14,262	14,359	0.23
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	9.05%	10/29/2021	10/29/2030	4,760	4,718	4,760	0.08
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	9.05%	11/17/2023	10/29/2030	6,857	6,752	6,857	0.11
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	4.75%	9.05%	5/21/2024	10/29/2030	4,315	4,229	4,236	0.07
Galway Borrower, LLC	(4)(5)(10)	SOFR +	4.50%	8.80%	9/30/2021	9/29/2028	14,705	14,628	14,705	0.23
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.80%	9/30/2021	9/29/2028	2,855	2,787	2,855	0.05
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.80%	2/7/2024	9/29/2028	8,699	8,491	8,699	0.14

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Gimlet Bidco, GmbH	(4)(6)(8)	E +	5.75%	7.94%	4/15/2024	4/23/2031	EUR	30,620	$31,943	$36,069	0.57%
Gimlet Bidco, GmbH	(4)(6)(7)(8)	E +	5.75%	7.94%	4/15/2024	4/23/2031	EUR	8,679	9,063	10,223	0.16
Higginbotham Insurance Agency, Inc.	(4)(5)(6)(11)	SOFR +	4.50%	8.83%	7/3/2024	11/25/2028		$4,950	4,946	4,950	0.08
High Street Buyer, Inc.	(4)(10)	SOFR +	5.25%	9.55%	4/16/2021	4/14/2028	10,279		10,197	10,279	0.16
High Street Buyer, Inc.	(4)(7)(10)	SOFR +	5.25%	9.57%	4/16/2021	4/14/2028	70,777		70,201	70,732	1.12
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.56%	1/2/2025	4/14/2028	13,065		12,834	13,065	0.21
Integrity Marketing Acquisition, LLC	(4)(7)(10)	SOFR +	5.00%	9.33%	8/27/2024	8/25/2028	160,739		159,887	160,739	2.56
MRH Trowe Beteiligungsgesellschaft mbH	(4)(6)(7)(8)	E +	5.00%	7.14%	5/15/2025	5/15/2032	EUR	352	389	410	0.01
Paisley Bidco, Ltd.	(4)(5)(6)(8)	S +	5.00%	9.22%	4/17/2024	4/18/2031	GBP	6,450	7,993	8,853	0.14
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.00%	7.19%	4/17/2024	4/18/2031	EUR	3,420	3,635	4,028	0.06
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.00%	7.19%	4/17/2024	4/18/2031	EUR	3,016	3,110	3,553	0.06
Patriot Growth Insurance Services, LLC	(4)(5)(10)	SOFR +	5.00%	9.45%	10/14/2021	10/16/2028	4,521		4,490	4,521	0.07
Patriot Growth Insurance Services, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.30%	11/17/2023	10/16/2028	3,612		3,578	3,554	0.06
SelectQuote, Inc.	(4)(5)(6)(20)	SOFR +	6.50%	10.93%	10/15/2024	9/30/2027	33,895		33,860	32,539	0.52
SG Acquisition, Inc.	(4)(7)(10)	SOFR +	4.75%	9.03%	4/3/2024	4/3/2030	130,811		129,816	130,811	2.08
Shelf Bidco, Ltd.	(4)(6)(10)(18)	SOFR +	5.18%	9.46%	10/17/2024	10/17/2031	149,131		148,459	149,131	2.37
Simplicity Financial Marketing Group Holdings, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.30%	12/31/2024	12/31/2031	8,524		8,429	8,462	0.13
Sparta UK Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	6.00%	10.22%	9/25/2024	9/25/2031	GBP	17,512	23,073	24,038	0.38
SQ ABS Issuer, LLC	(4)(5)(6)(8)		7.80%	7.80%	10/11/2024	10/20/2039	5,403		5,362	5,362	0.09
Tennessee Bidco, Limited	(4)(6)(8)	SOFR +	5.25%	9.51% (incl. 2.00% PIK)	7/1/2024	7/1/2031	84,166		82,596	84,166	1.34
Tennessee Bidco, Limited	(4)(5)(6)(8)	SOFR +	5.25%	9.49% (incl. 2.00% PIK)	7/1/2024	7/1/2031	5,348		5,323	5,348	0.09
Tennessee Bidco, Limited	(4)(5)(6)(8)	S +	5.25%	10.00% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	45,374	61,274	62,282	0.99
Tennessee Bidco, Limited	(4)(5)(6)(7)(8)	S +	5.25%	9.95% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	2,608	3,277	3,453	0.05
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.25%	8.06% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	1,897	1,988	2,235	0.04
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.25%	7.62% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	1,691	1,772	1,992	0.03

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
THG Acquisition, LLC	(4)(5)(10)	SOFR +	4.50%	8.83%	10/31/2024	10/31/2031		$11,623	$11,518	$11,623	0.18%
THG Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.08%	10/31/2024	10/31/2031	179		156	179	0.00
World Insurance Associates, LLC	(4)(11)	SOFR +	5.00%	9.30%	10/20/2023	4/3/2030	34,563		34,136	34,563	0.55
World Insurance Associates, LLC	(4)(11)	SOFR +	5.75%	10.06%	10/20/2023	4/3/2030	33,200		32,845	33,200	0.53
World Insurance Associates, LLC	(4)(7)(11)	SOFR +	5.00%	9.30%	10/20/2023	4/3/2030	3,820		3,490	3,555	0.06
									1,070,605	1,079,996	17.18
Interactive Media & Services
North Haven Ushc Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	5.00%	9.38%	8/28/2024	10/30/2027	2,193		2,160	2,133	0.03
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.00%	9.30%	8/28/2024	10/30/2027	2,193		2,169	2,149	0.03
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.00%	9.38%	8/28/2024	10/30/2027	1,284		1,270	1,258	0.02
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.00%	9.31%	8/28/2024	10/30/2027	546		540	535	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	5.00%	9.43%	8/28/2024	10/30/2027	791		757	685	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.00%	9.40%	8/28/2024	10/30/2027	635		628	623	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.00%	9.38%	8/28/2024	10/30/2027	3,912		3,869	3,834	0.06
Speedster Bidco, GmbH	(6)(7)(8)	E +	3.50%	5.88%	10/17/2024	12/10/2031	EUR	11,009	11,654	13,013	0.21
Speedster Bidco, GmbH	(6)(9)	SOFR +	3.25%	7.55%	10/17/2024	12/10/2031	2,823		2,762	2,843	0.05
									25,809	27,073	0.43
IT Services
AI Altius Luxembourg S.à r.l.	(4)(5)(8)		9.75%	9.75% PIK	12/13/2021	12/21/2029	1,116		1,104	1,116	0.02
AI Altius US Bidco, Inc.	(4)(7)(10)	SOFR +	4.75%	8.99%	5/21/2024	12/21/2028	7,531		7,463	7,531	0.12
Allium Buyer, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.28%	5/2/2023	5/2/2030	1,572		1,535	1,565	0.02
Cassipoee, SASU	(4)(5)(6)(8)	E +	4.50%	6.48%	2/26/2025	2/26/2032	EUR	160	165	185	0.00
Fern Bidco, Ltd.	(4)(5)(6)(8)	S +	5.25%	9.47%	7/1/2024	7/3/2031	GBP	20,317	25,245	27,401	0.44
Fern Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.25%	9.47%	7/1/2024	7/3/2031	GBP	2,222	2,676	2,806	0.04

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
IT Services (continued)
Infostretch Corporation	(4)(5)(10)	SOFR +	5.75%	10.20%	4/1/2022	4/1/2028		$4,850	$4,806	$4,438	0.07%
Inovalon Holdings, Inc.	(4)(10)	SOFR +	5.50%	10.02% (incl. 2.75% PIK)	4/11/2025	11/24/2028	182,492		180,309	182,492	2.90
KEN Bidco, Ltd.	(4)(5)(6)(10)	S +	6.00%	10.33% (incl. 2.50% PIK)	5/3/2024	8/3/2028	GBP	9,455	11,623	12,589	0.20
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	ST +	6.00%	8.16%	9/28/2022	9/28/2029	SEK	2,090	186	221	0.00
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	E +	6.00%	7.98%	9/28/2022	9/28/2029	EUR	952	915	1,122	0.02
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	CI +	6.00%	7.95%	9/28/2022	9/28/2029	DKK	4,819	624	761	0.01
Monterey Financing, S.à r.l.	(4)(5)(6)(9)	N +	6.00%	10.36%	9/28/2022	9/28/2029	NOK	5,149	465	511	0.01
Nephele III, BV	(4)(5)(6)(7)(8)	E +	5.00%	6.98%	3/31/2025	1/14/2032	EUR	267	285	310	0.00
Park Place Technologies, LLC	(4)(10)	SOFR +	5.25%	9.53%	3/25/2024	3/25/2031	112,650		111,823	112,650	1.79
Park Place Technologies, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.58%	3/25/2024	3/25/2030	3,909		3,804	3,909	0.06
Park Place Technologies, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.56%	3/25/2024	3/25/2031	9,220		9,109	9,220	0.15
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	10.18%	10/25/2021	10/25/2027	18,885		18,739	18,885	0.30
Red River Technology, LLC	(4)(11)	SOFR +	6.00%	10.43%	5/26/2021	5/26/2027	78,740		78,304	70,276	1.12
Redwood Services Group, LLC	(4)(10)	SOFR +	5.25%	9.55%	1/3/2025	6/15/2029	76,766		76,059	76,766	1.22
Redwood Services Group, LLC	(4)(7)(10)	SOFR +	5.25%	9.55%	2/5/2024	6/15/2029	82,969		81,322	82,844	1.32
Turing Holdco, Inc.	(4)(5)(6)(8)	SOFR +	6.00%	10.38% (incl. 2.50% PIK)	10/14/2021	9/28/2028	8,997		8,815	8,727	0.14
Turing Holdco, Inc.	(4)(5)(6)(8)	SOFR +	6.00%	10.40% (incl. 2.50% PIK)	10/14/2021	10/16/2028	4,474		4,416	4,340	0.07
Turing Holdco, Inc.	(4)(5)(6)(8)	E +	6.00%	8.01% (incl. 2.50% PIK)	10/14/2021	9/28/2028	EUR	11,598	13,201	13,252	0.21
Turing Holdco, Inc.	(4)(5)(6)(8)	E +	6.00%	8.69% (incl. 2.50% PIK)	10/14/2021	8/3/2028	EUR	4,412	4,993	5,041	0.08
Turing Holdco, Inc.	(4)(6)(7)(10)	SOFR +	6.00%	10.42% (incl. 2.50% PIK)	5/3/2024	8/3/2028	21,155		20,701	20,520	0.33
Turing Holdco, Inc.	(4)(5)(6)(7)(10)	S +	6.00%	10.33% (incl. 2.50% PIK)	5/3/2024	8/3/2028	GBP	15,896	22,887	21,165	0.34
									691,574	690,643	10.98

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Life Sciences Tools & Services
Cambrex Corp.	(4)(5)(7)(10)	SOFR +	4.75%	9.08%	3/5/2025	3/5/2032		$22,262	$22,006	$22,105	0.35%
Creek Parent, Inc.	(4)(7)(10)	SOFR +	5.25%	9.57%	12/17/2024	12/18/2031	68,627		67,357	67,939	1.08
Falcon Parent Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.26%	11/6/2024	11/6/2031	22,614		22,386	22,396	0.36
									111,749	112,440	1.79
Machinery
Bidco 76 S.p.A.	(4)(6)(7)(8)	E +	5.00%	7.66%	12/11/2024	12/10/2031	EUR	18,340	18,910	21,566	0.34
Cielo Bidco, Ltd.	(4)(5)(6)(8)	S +	4.75%	8.97%	6/30/2025	3/31/2032	GBP	151	206	206	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(7)(8)	E +	4.75%	6.68%	6/30/2025	3/31/2032	EUR	54	63	63	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(8)	SOFR +	4.75%	9.05%	6/30/2025	3/31/2032	76		75	75	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(7)(8)	SOFR +	4.75%	9.05%	6/30/2025	3/31/2032	36		35	35	0.00
MHE Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.00%	10.43%	7/21/2021	7/21/2027	1,968		1,953	1,941	0.03
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.68%	8/30/2022	7/21/2027	76		75	75	0.00
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.50%	10.93%	12/20/2022	7/21/2027	76		76	75	0.00
									21,393	24,036	0.37
Marine
Armada Parent, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.56%	10/29/2021	10/29/2030	750		727	744	0.01
Armada Parent, Inc.	(4)(10)	SOFR +	5.25%	9.56%	6/9/2025	10/29/2030	25,350		25,153	25,350	0.40
Kattegat Project Bidco, AB	(4)(5)(6)(8)	SOFR +	5.50%	9.80%	3/20/2024	4/7/2031	2,605		2,551	2,605	0.04
Kattegat Project Bidco, AB	(4)(5)(6)(7)(8)	E +	5.50%	7.48%	3/20/2024	4/7/2031	EUR	29,819	31,612	35,029	0.56
									60,043	63,728	1.01
Media
Bimini Group Purchaser, Inc.	(4)(10)	SOFR +	4.75%	9.07%	4/26/2024	4/26/2031	69,534		68,956	69,534	1.11
Bimini Group Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.01%	4/26/2024	4/26/2031	4,434		4,284	4,391	0.07
									73,240	73,925	1.18

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc.	(4)(6)(10)	SOFR +	5.25%	9.57%	8/30/2024	8/15/2028		$49,396	$49,010	$49,396	0.79%
KKR Alberta Midstream Finance, Inc.	(4)(6)(10)	SOFR +	5.25%	9.57%	8/30/2024	8/15/2028	26,870		26,637	26,870	0.43
									75,647	76,266	1.22
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.75%	10.11%	11/12/2021	11/12/2027	7,180		7,134	7,055	0.11
Profile Products, LLC	(4)(5)(7)(10)	P +	4.50%	12.00%	11/12/2021	11/12/2027	307		303	292	0.00
									7,437	7,347	0.11
Pharmaceuticals
Dolcetto Holdco S.p.A.	(4)(5)(6)(8)	E +	6.50%	8.50%	10/11/2022	10/27/2028	EUR	1,758	1,716	2,071	0.03
Dolcetto Holdco S.p.A.	(4)(5)(6)(8)	E +	5.50%	7.48%	1/29/2025	10/27/2028	EUR	1,754	1,814	2,066	0.03
Eden Acquisitionco, Ltd.	(4)(6)(7)(10)	SOFR +	6.00%	10.17%	11/2/2023	11/18/2030	34,485		38,717	34,013	0.54
Elanco Animal Health, Inc.	(5)(6)(8)	SOFR +	1.75%	6.17%	1/30/2025	8/1/2027	883		883	883	0.01
Gusto Sing Bidco Pte, Ltd.	(4)(5)(6)(7)(10)	BB +	4.75%	8.61%	11/15/2024	11/15/2031	AUD	1,000	638	653	0.01
									43,768	39,686	0.62
Professional Services
ALKU, LLC	(4)(5)(10)	SOFR +	6.25%	10.47%	5/23/2023	5/23/2029	786		773	780	0.01
ALKU, LLC	(4)(10)	SOFR +	5.50%	9.72%	2/21/2024	5/23/2029	26,329		25,938	25,802	0.41
Apex Companies, LLC	(4)(5)(11)	SOFR +	5.25%	9.58%	8/28/2024	1/31/2028	10,896		10,769	10,896	0.17
Apex Companies, LLC	(4)(5)(11)	SOFR +	5.25%	9.53%	1/31/2023	1/31/2028	1,966		1,941	1,966	0.03
Apex Companies, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.58%	8/28/2024	1/31/2028	2,779		2,731	2,779	0.04
Artisan Acquisitionco, Ltd.	(4)(6)(7)(8)	SOFR +	4.50%	8.80%	9/27/2024	9/30/2031	57,154		56,063	56,075	0.89
Baker Tilly Advisory Group, LP	(4)(10)	SOFR +	4.75%	9.08%	6/3/2024	6/3/2031	53,404		52,726	53,404	0.85
Baker Tilly Advisory Group, LP	(4)(5)(7)(10)	SOFR +	4.50%	8.83%	6/2/2025	6/3/2031	3,432		3,265	3,390	0.05
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	4.50%	8.83%	11/2/2021	11/2/2027	6,848		6,787	6,827	0.11
Chartwell Cumming Holding, Corp.	(4)(7)(11)	SOFR +	4.75%	9.08%	5/26/2021	11/16/2029	86,779		86,214	86,698	1.38
Chartwell Cumming Holding, Corp.	(4)(5)(7)(11)	SOFR +	4.75%	9.08%	11/18/2022	11/16/2029	9,828		9,571	9,828	0.16
Chartwell Cumming Holding, Corp.	(4)(11)	SOFR +	4.75%	9.08%	2/14/2025	11/16/2029	14,003		13,872	14,003	0.22
Cisive Holdings Corp.	(4)(7)(11)	SOFR +	5.75%	10.15%	12/8/2021	12/8/2028	8,357		8,266	8,168	0.13
Clearview Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.90%	8/26/2021	8/31/2029	7,229		7,171	7,229	0.11
CRCI Longhorn Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.33%	8/27/2024	8/27/2031	11,412		11,282	11,398	0.18
East River Bidco, GmbH	(4)(6)(7)(8)	E +	5.25%	7.23%	3/26/2025	3/26/2032	EUR	90	95	104	0.00

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
G&A Partners Holding Company II, LLC	(4)(10)	SOFR +	4.75%	9.08%	5/6/2025	3/3/2031		$33,609	$33,086	$33,609	0.53%
G&A Partners Holding Company II, LLC	(4)(5)(10)	SOFR +	4.75%	9.08%	5/6/2025	3/3/2031		20,665	20,564	20,665	0.33
G&A Partners Holding Company II, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.05%	5/6/2025	3/3/2031		658	600	592	0.01
Guidehouse, Inc.	(4)(10)	SOFR +	5.00%	9.33% (incl. 2.00% PIK)	10/15/2021	12/16/2030		312,623	310,823	312,623	4.97
IG Investments Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	9.28%	11/1/2024	9/22/2028		46,115	45,651	46,115	0.73
King Bidco S.P.E.C.	(4)(5)(6)(7)(8)	E +	5.25%	7.25%	6/26/2025	6/26/2032	EUR	175	200	201	0.00
Legacy Intermediate, LLC	(4)(5)(10)	SOFR +	5.75%	10.23%	2/25/2022	2/25/2028		6,663	6,605	6,663	0.11
Legacy Intermediate, LLC	(4)(5)(10)	SOFR +	5.75%	10.16%	12/22/2023	2/25/2028		1,287	1,270	1,287	0.02
Mercury Bidco Globe, Limited	(4)(5)(6)(7)(8)	S +	5.75%	9.97%	1/18/2024	1/31/2031	GBP	49,724	62,101	68,254	1.09
Mercury Bidco Globe, Limited	(4)(5)(6)(9)	SOFR +	5.75%	10.02%	1/30/2024	1/31/2031		4,520	4,228	4,520	0.07
MPG Parent Holdings, LLC	(4)(11)	SOFR +	5.00%	9.30%	1/8/2024	1/8/2030		10,817	10,654	10,817	0.17
MPG Parent Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.29%	1/8/2024	1/8/2030		2,656	2,575	2,633	0.04
NDT Global Holding, Inc.	(4)(5)(6)(7)(9)	SOFR +	4.50%	8.82%	6/3/2025	6/4/2032		780	769	769	0.01
Oxford Global Resources, Inc.	(4)(11)	SOFR +	6.00%	10.42%	8/17/2021	8/17/2027		18,677	18,544	18,677	0.30
Oxford Global Resources, Inc.	(4)(7)(11)	SOFR +	6.00%	10.44%	8/17/2021	8/17/2027		2,894	2,857	2,894	0.05
Oxford Global Resources, Inc.	(4)(9)	SOFR +	6.00%	10.41%	6/6/2024	8/17/2027		2,205	2,169	2,205	0.04
Pavion Corp.	(4)(6)(10)	SOFR +	6.00%	10.29% (incl. 2.25% PIK)	10/30/2023	10/30/2030		74,167	73,027	73,426	1.17
Pavion Corp.	(4)(6)(7)(10)	SOFR +	6.00%	10.27% (incl. 2.25% PIK)	10/30/2023	10/30/2030		15,694	15,474	15,511	0.25
Petrus Buyer, Inc.	(4)(10)	SOFR +	4.50%	8.83%	10/17/2022	10/17/2029		1,862	1,828	1,862	0.03
Petrus Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.83%	10/17/2022	10/17/2029		333	320	333	0.01
Petrus Buyer, Inc.	(4)(5)(10)	SOFR +	4.50%	8.83%	2/26/2025	10/17/2029		645	642	645	0.01
STV Group, Inc.	(4)(7)(10)	SOFR +	4.75%	9.07%	3/20/2024	3/20/2031		24,112	23,584	24,042	0.38
The North Highland Co, LLC	(4)(5)(10)	SOFR +	4.75%	9.07%	12/20/2024	12/20/2031		15,942	15,797	15,863	0.25
The North Highland Co, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.08%	12/20/2024	12/20/2030		2,783	2,717	2,732	0.04

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
Thevelia US, LLC	(5)(6)(9)	SOFR +	3.00%	7.30%	7/29/2024	6/18/2029		$1,277	$1,277	$1,279	0.02%
Titan Investment Company, Inc.	(4)(8)	SOFR +	5.75%	10.20%	3/20/2020	3/20/2027	40,947		40,399	38,286	0.61
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	4.25%	8.48%	6/29/2021	6/29/2029	59,901		59,365	59,901	0.95
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	4.25%	8.48%	6/29/2021	6/29/2029	34,698		34,436	34,698	0.55
Trinity Partners Holdings LLC	(4)(7)(11)(18)	SOFR +	6.24%	10.67%	12/21/2021	12/31/2030	4,685		4,632	4,685	0.07
West Monroe Partners, LLC	(4)(10)	SOFR +	4.75%	9.07%	11/9/2021	11/8/2028	14,521		14,387	14,376	0.23
West Monroe Partners, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.07%	12/18/2024	11/8/2028	592		588	587	0.01
YA Intermediate Holdings II, LLC	(4)(5)(10)	SOFR +	4.75%	8.94%	10/1/2024	10/1/2031	7,848		7,788	7,848	0.12
YA Intermediate Holdings II, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.99%	10/1/2024	10/1/2031	663		635	663	0.01
									1,117,056	1,128,608	17.92
Real Estate Management & Development
Castle Management Borrower, LLC	(4)(7)(11)	SOFR +	5.50%	9.80%	11/3/2023	11/3/2029	23,858		23,566	23,858	0.38
Community Management Holdings Midco 2, LLC	(4)(5)(10)	SOFR +	5.00%	9.28%	11/1/2024	11/1/2031	9,626		9,495	9,626	0.15
Community Management Holdings Midco 2, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.28%	11/1/2024	11/1/2031	2,316		2,255	2,287	0.04
Neptune BidCo, SAS	(4)(5)(6)(7)(8)	E +	5.25%	7.44%	4/1/2024	4/1/2031	EUR	7,097	7,535	8,439	0.13
Odevo, AB	(4)(5)(6)(8)	E +	5.50%	7.45%	10/31/2024	12/31/2030	EUR	251	261	295	0.00
Odevo, AB	(4)(5)(6)(8)	S +	5.50%	9.72%	10/31/2024	12/31/2030	GBP	2,215	2,793	3,040	0.05
Odevo, AB	(4)(5)(6)(8)	ST +	5.50%	7.74%	10/31/2024	12/31/2030	SEK	90,957	8,213	9,614	0.15
Odevo, AB	(4)(5)(6)(8)	SOFR +	5.50%	9.82%	10/31/2024	12/31/2030	28,239		28,110	28,239	0.45
Odevo, AB	(4)(5)(6)(7)(8)	E +	5.50%	7.64%	11/28/2024	12/31/2030	EUR	536	492	631	0.01
Odevo, AB	(4)(5)(6)(8)	SOFR +	5.50%	9.80%	6/30/2025	12/31/2030	1,694		1,690	1,694	0.03
Progress Residential PM Holdings, LLC	(4)(10)	SOFR +	5.50%	9.93%	2/16/2021	8/8/2030	67,900		67,175	67,900	1.08
Progress Residential PM Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.93%	7/26/2022	8/8/2030	833		820	833	0.01
									152,405	156,456	2.48

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software
Abacus Holdco 2, Oy	(4)(5)(6)(7)(8)	E +	4.75%	7.02%	10/11/2024	10/10/2031	EUR	838	$910	$979	0.02%
AI Titan Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.83%	8/29/2024	8/29/2031		$4,352	4,306	4,343	0.07
Anaplan, Inc.	(4)(10)	SOFR +	4.50%	8.82%	5/20/2025	6/21/2029		20,925	20,756	20,925	0.33
Anaplan, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.82%	5/20/2025	6/21/2029		3,442	3,440	3,438	0.05
Arnhem BidCo, GmbH	(4)(6)(7)(8)	E +	4.75%	7.11%	9/18/2024	10/1/2031	EUR	48,873	53,518	57,505	0.91
Auctane, Inc.	(4)(10)	SOFR +	5.75%	10.14%	10/5/2021	10/5/2028		278,297	275,702	273,427	4.35
Auctane, Inc.	(4)(5)(10)	SOFR +	5.75%	10.14%	12/14/2021	10/5/2028		3,273	3,242	3,216	0.05
AuditBoard, Inc.	(4)(7)(10)	SOFR +	4.75%	9.35%	7/12/2024	7/12/2031		9,270	9,156	9,220	0.15
Azurite Intermediate Holdings, Inc.	(4)(7)(10)	SOFR +	6.00%	10.33%	3/19/2024	3/19/2031		36,936	36,433	36,936	0.59
Banyan Software Holdings, LLC	(4)(5)(11)	SOFR +	5.50%	9.83%	1/2/2025	1/2/2031		9,368	9,282	9,321	0.15
Banyan Software Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.50%	9.82%	1/2/2025	1/2/2031		3,187	3,132	3,148	0.05
Bayshore Intermediate #2, LP	(4)(7)(10)	SOFR +	6.25%	10.55% (incl. 3.38% PIK)	11/8/2024	10/1/2028		96,857	96,723	96,857	1.54
Bending Spoons US, Inc.	(6)(11)	SOFR +	5.25%	9.56%	2/19/2025	3/7/2031		14,157	13,926	14,272	0.23
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	6.00%	10.32% (incl. 1.00% PIK)	8/8/2022	8/8/2028		1,960	1,939	1,930	0.03
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	6.00%	10.32% (incl. 1.00% PIK)	8/8/2022	8/8/2028		346	342	341	0.01
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	6.00%	10.32% (incl. 1.00% PIK)	8/8/2022	8/8/2028		238	236	234	0.00
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	6.00%	10.32% (incl. 1.00% PIK)	10/25/2024	8/8/2028		1,591	1,572	1,567	0.02
Bluefin Holding, LLC	(4)(7)(11)	SOFR +	6.25%	10.57%	9/12/2023	9/12/2029		27,291	26,793	27,291	0.43
Brave Parent Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	9.33%	11/28/2023	11/28/2030		67,447	66,892	67,447	1.07
Caribou Bidco, Ltd.	(4)(6)(8)	S +	5.00%	9.22%	7/2/2024	2/1/2029	GBP	39,280	49,926	53,918	0.86
Confine Visual Bidco	(4)(6)(8)	SOFR +	5.75%	10.04%	2/23/2022	2/23/2029		15,868	15,623	12,734	0.20

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Confine Visual Bidco	(4)(5)(6)(8)	SOFR +	5.75%	10.04%	3/11/2022	2/23/2029		$379	$379	$304	0.00%
Confluence Technologies, Inc.	(4)(5)(9)	SOFR +	5.00%	9.31%	2/14/2025	7/30/2028	2,215		2,154	2,182	0.03
Connatix Buyer, Inc.	(4)(10)	SOFR +	5.50%	9.71%	7/14/2021	7/14/2027	21,247		21,103	20,928	0.33
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.03%	7/14/2021	7/14/2027	2,390		2,353	2,308	0.04
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.97%	10/9/2024	7/14/2027	1,305		1,264	1,273	0.02
Coupa Software, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.25%	9.53%	2/27/2023	2/27/2030	1,818		1,784	1,816	0.03
Crewline Buyer, Inc.	(4)(7)(11)	SOFR +	6.75%	11.08%	11/8/2023	11/8/2030	61,956		60,646	61,615	0.98
Denali Bidco, Ltd.	(4)(5)(6)(7)(10)	S +	5.00%	9.22%	8/29/2023	8/29/2030	GBP	4,022	4,956	5,518	0.09
Denali Bidco, Ltd.	(4)(5)(6)(8)	E +	5.00%	6.98%	8/29/2023	8/29/2030	EUR	1,166	1,232	1,373	0.02
Denali Bidco, Ltd.	(4)(5)(6)(8)	E +	5.00%	6.98%	2/28/2024	8/29/2030	EUR	263	276	310	0.00
Denali Bidco, Ltd.	(4)(5)(6)(8)	E +	5.00%	6.98%	2/28/2024	8/29/2030	EUR	1,632	1,757	1,923	0.03
Diligent Corp.	(4)(10)	SOFR +	5.00%	9.33%	4/30/2024	8/2/2030	49,683		49,521	49,683	0.79
Diligent Corp.	(4)(10)	SOFR +	5.00%	9.33%	4/30/2024	8/2/2030	8,517		8,489	8,517	0.14
Discovery Education, Inc.	(4)(10)	SOFR +	6.75%	10.98% (incl. 5.99% PIK)	4/7/2022	4/9/2029	33,638		33,360	28,172	0.45
Discovery Education, Inc.	(4)(5)(10)	SOFR +	5.75%	10.17%	4/7/2022	4/9/2029	2,960		2,928	2,479	0.04
Discovery Education, Inc.	(4)(5)(10)	SOFR +	6.75%	10.88% (incl. 5.94% PIK)	10/3/2023	4/9/2029	3,785		3,754	3,170	0.05
Doit International, Ltd.	(4)(5)(7)(11)	SOFR +	4.50%	8.83%	11/25/2024	11/26/2029	11,577		11,277	11,229	0.18
Dropbox, Inc.	(4)(6)(7)(10)(18)	SOFR +	6.38%	10.69%	12/10/2024	12/11/2029	35,118		34,330	34,325	0.55
Edison Bidco, AS	(4)(5)(6)(7)(8)	E +	5.25%	7.30%	12/18/2024	12/18/2031	EUR	345	307	336	0.01
Elements Finco, Ltd.	(4)(5)(6)(8)	SOFR +	5.00%	9.33%	4/30/2024	4/29/2031	5,046		5,027	5,008	0.08
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.72% (incl. 2.50% PIK)	3/27/2024	4/29/2031	GBP	19,597	24,307	26,698	0.42
Elements Finco, Ltd.	(4)(5)(6)(8)	SOFR +	5.00%	9.33% (incl. 2.25% PIK)	3/27/2024	4/29/2031	6,127		6,068	6,081	0.10
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.72% (incl. 2.50% PIK)	3/27/2024	4/29/2031	GBP	8,783	10,893	11,965	0.19
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.25%	9.47% (incl. 2.25% PIK)	11/29/2024	4/29/2031	GBP	3,610	4,475	4,918	0.08

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Everbridge Holdings, LLC	(4)(6)(10)	SOFR +	5.00%	9.29%	7/2/2024	7/2/2031	$22,111	$22,016	$22,111	0.35%
Everbridge Holdings, LLC	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.29%	7/2/2024	7/2/2031	2,167	2,141	2,167	0.03
Experity, Inc.	(4)(5)(10)	SOFR +	6.00%	10.30% (incl. 3.25% PIK)	7/22/2021	2/24/2028	12,055	11,962	12,055	0.19
Experity, Inc.	(4)(5)(7)(10)	SOFR +	6.00%	10.30% (incl. 3.25% PIK)	2/24/2022	2/24/2028	3,879	3,819	3,857	0.06
Gigamon, Inc.	(4)(10)	SOFR +	5.75%	10.18%	3/11/2022	3/9/2029	7,213	7,137	6,690	0.11
Gigamon, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	10.16%	3/11/2022	3/9/2029	349	348	318	0.01
GovernmentJobs.com, Inc.	(4)(7)(10)	SOFR +	5.00%	9.30%	7/15/2024	12/2/2028	8,620	8,585	8,620	0.14
Granicus, Inc.	(4)(10)	SOFR +	5.75%	10.03% (incl. 2.25% PIK)	1/17/2024	1/17/2031	17,618	17,483	17,618	0.28
Granicus, Inc.	(4)(10)	SOFR +	5.25%	9.53% (incl. 2.25% PIK)	1/17/2024	1/17/2031	4,741	4,721	4,741	0.08
Granicus, Inc.	(4)(5)(7)(10)	P +	4.25%	11.75%	1/17/2024	1/17/2031	343	320	339	0.01
Graphpad Software, LLC	(4)(10)	SOFR +	4.75%	9.05%	6/28/2024	6/28/2031	23,964	23,810	23,964	0.38
Graphpad Software, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.05%	6/28/2024	6/28/2031	599	546	588	0.01
GS Acquisitionco, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.55%	3/26/2024	5/25/2028	1,130	1,112	1,104	0.02
GS Acquisitionco, Inc.	(4)(5)(11)	SOFR +	5.25%	9.55%	3/26/2024	5/25/2028	5,303	5,288	5,277	0.08
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.55%	9.87% (incl. 2.93% PIK)	6/14/2024	6/14/2031	14,941	14,816	14,866	0.24
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.55%	9.87% (incl. 2.93% PIK)	9/26/2024	6/14/2031	6,808	6,748	6,773	0.11
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.55%	9.87% (incl. 2.93% PIK)	6/14/2024	6/14/2031	5,550	5,503	5,522	0.09
Icefall Parent, Inc.	(4)(7)(11)	SOFR +	6.50%	10.78%	1/26/2024	1/25/2030	32,592	32,048	32,592	0.52
IQN Holding Corp.	(4)(10)	SOFR +	5.75%	10.08%	5/2/2022	5/2/2029	4,867	4,842	4,867	0.08
IQN Holding Corp.	(4)(5)(7)(10)	SOFR +	5.25%	9.58%	5/2/2022	5/2/2028	433	430	432	0.01
IQN Holding Corp.	(4)(5)(10)	SOFR +	5.75%	10.06% (incl. 3.13% PIK)	5/16/2025	5/2/2029	600	600	600	0.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
IRI Group Holdings, Inc.	(4)(7)(10)	SOFR +	4.50%	8.83%	4/9/2025	12/1/2029		$197,497	$195,226	$197,497	3.14%
JS Parent, Inc.	(4)(7)(10)	SOFR +	4.75%	9.03%	4/24/2024	4/24/2031		35,399	35,237	35,381	0.56
LD Lower Holdings, Inc.	(4)(11)	SOFR +	7.50%	11.90%	2/8/2021	8/9/2027		83,806	83,595	80,453	1.28
LogicMonitor, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.78%	11/15/2024	11/15/2031		15,936	15,732	15,712	0.25
Magnesium BorrowerCo, Inc.	(4)(10)	SOFR +	4.50%	8.83%	5/19/2022	5/18/2029		5,599	5,530	5,599	0.09
Magnesium BorrowerCo, Inc.	(4)(5)(10)	SOFR +	4.50%	8.83%	3/21/2024	5/18/2029		139	138	139	0.00
Magnesium BorrowerCo, Inc.	(4)(5)(10)	S +	4.50%	8.72%	5/19/2022	5/18/2029	GBP	3,357	4,134	4,608	0.07
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	3.75%	8.20%	7/30/2021	7/31/2028		8,396	8,340	7,346	0.12
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.25%	10.70%	6/9/2023	7/31/2028		6,860	6,715	6,448	0.10
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(7)(8)	SOFR +	3.75%	8.05%	2/14/2025	4/30/2028		196	194	154	0.00
Medallia, Inc.	(4)(10)	SOFR +	6.50%	10.82% (incl. 4.00% PIK)	10/28/2021	10/29/2028		386,858	383,808	335,599	5.34
Medallia, Inc.	(4)(5)(10)	SOFR +	6.50%	10.82% (incl. 4.00% PIK)	8/16/2022	10/29/2028		2,270	2,249	1,969	0.03
Monk Holding, Co.	(4)(10)(18)	SOFR +	5.50%	9.90%	12/1/2021	12/1/2027		4,730	4,684	4,730	0.08
Monk Holding, Co.	(4)(5)(7)(10)	SOFR +	5.50%	9.90%	12/1/2021	12/1/2027		985	979	985	0.02
MRI Software, LLC	(11)	SOFR +	4.75%	9.05%	9/22/2020	2/10/2027		6,690	6,691	6,665	0.11
MRI Software, LLC	(11)	SOFR +	4.75%	9.05%	2/10/2020	2/10/2027		90,203	89,969	89,864	1.43
MRI Software, LLC	(4)(5)(7)(11)	SOFR +	4.75%	9.05%	2/10/2020	2/10/2027		409	383	207	0.00
NAVEX TopCo, Inc.	(4)(7)(10)	SOFR +	5.50%	9.82%	11/9/2023	11/9/2030		60,537	59,538	60,537	0.96
Nintex Topco, Limited	(4)(6)(8)	SOFR +	6.00%	10.45% (incl. 1.50% PIK)	11/12/2021	11/13/2028		34,109	33,788	30,953	0.49
Noble Midco 3, Ltd.	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.30%	6/10/2024	6/24/2031		16,985	16,809	16,966	0.27
Optimizely North America, Inc.	(4)(5)(10)	S +	5.50%	9.72%	10/30/2024	10/30/2031	GBP	863	1,108	1,169	0.02
Optimizely North America, Inc.	(4)(5)(10)	E +	5.25%	7.23%	10/30/2024	10/30/2031	EUR	2,875	3,094	3,344	0.05
Optimizely North America, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.33%	10/30/2024	10/30/2031		8,194	8,109	8,079	0.13
Oranje Holdco, Inc.	(4)(5)(7)(11)	SOFR +	7.75%	12.03%	2/1/2023	2/1/2029		2,000	1,966	2,000	0.03
Oranje Holdco, Inc.	(4)(11)	SOFR +	7.25%	11.53%	4/19/2024	2/1/2029		33,969	33,439	33,969	0.54
PDI TA Holdings, Inc.	(4)(10)	SOFR +	5.50%	9.78%	2/1/2024	2/3/2031		43,735	43,268	43,735	0.70
PDI TA Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.78%	2/1/2024	2/3/2031		5,355	5,279	5,355	0.09

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Ping Identity Holding Corp.	(4)(5)(7)(10)	SOFR +	4.75%	9.05%	10/21/2024	10/17/2029		$6,657	$6,657	$6,657	0.11%
QBS Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.80%	6/3/2025	6/3/2032	13,479		13,407	13,402	0.21
Rally Buyer, Inc.	(4)(5)(10)	SOFR +	5.75%	10.06%	7/19/2022	7/19/2028	885		876	816	0.01
Rally Buyer, Inc.	(4)(5)(10)	SOFR +	5.75%	10.03%	7/19/2022	7/19/2028	110		109	101	0.00
Relativity ODA, LLC	(4)(7)(11)	SOFR +	4.50%	8.83%	5/12/2021	5/12/2029	19,337		19,088	19,171	0.30
Scorpio BidCo SAS	(4)(5)(6)(7)(8)	E +	5.75%	7.73%	4/3/2024	4/30/2031	EUR	22,826	24,717	26,836	0.43
Spaceship Purchaser, Inc.	(4)(7)(10)	SOFR +	5.00%	9.30%	10/17/2024	10/17/2031	91,277		90,299	91,103	1.45
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	9.93%	3/9/2021	3/11/2027	56,571		56,332	56,571	0.90
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	9.93%	11/19/2021	3/11/2027	20,876		20,742	20,876	0.33
Spitfire Parent, Inc.	(4)(5)(11)	E +	5.50%	7.43%	3/8/2021	3/11/2027	EUR	10,080	12,099	11,874	0.19
Tango Bidco, SAS	(4)(5)(6)(8)	E +	5.00%	7.28%	10/17/2024	10/17/2031	EUR	11,872	12,692	13,845	0.22
Tango Bidco, SAS	(4)(5)(6)(7)(8)	E +	5.00%	7.28%	10/17/2024	10/17/2031	EUR	3,252	3,469	3,768	0.06
Tricentis Operations Holdings, Inc.	(4)(5)(7)(11)	SOFR +	6.25%	10.55% (incl. 4.88% PIK)	2/11/2025	2/11/2032	23,255		22,989	23,087	0.37
Triple Lift, Inc.	(4)(10)	SOFR +	5.75%	10.07%	3/18/2022	5/5/2028	13,671		13,544	13,124	0.21
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	10.22%	5/6/2021	5/5/2028	47,086		46,641	44,895	0.71
Varicent Parent Holdings Corp.	(4)(5)(7)(10)	SOFR +	5.75%	10.05% (incl. 3.13% PIK)	8/23/2024	8/23/2031	12,552		12,365	12,417	0.20
WPEngine, Inc.	(4)(7)(10)	SOFR +	5.75%	10.07%	8/14/2023	8/14/2029	66,667		65,156	66,467	1.06
Zendesk, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.32%	7/23/2024	11/22/2028	1,724		1,702	1,719	0.03
Zorro Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	4.40%	8.61%	8/13/2024	8/13/2031	GBP	28,916	36,156	39,250	0.62
Zorro Bidco, Ltd.	(4)(5)(6)(8)	S +	4.40%	8.61%	1/30/2025	8/13/2031	GBP	3,165	3,900	4,301	0.07
Zorro Bidco, Ltd.	(4)(5)(6)(8)	ST +	4.40%	6.60%	2/6/2025	8/13/2031	SEK	43,390	3,947	4,540	0.07
									2,677,653	2,640,564	42.02
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	5.98%	10.36%	5/3/2019	5/3/2028	175,836		175,469	175,836	2.80
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	5.00%	9.32%	6/13/2024	2/28/2028	84,454		83,997	84,454	1.34
Trading Companies & Distributors
Paramount Global Surfaces, Inc.	(4)(11)	SOFR +	6.00%	10.40%	4/30/2021	4/1/2027	53,764		53,286	43,011	0.68
Red Fox CD Acquisition Corp.	(4)(11)	SOFR +	6.00%	10.30%	3/4/2024	3/4/2030	73,640		72,321	73,640	1.17
Red Fox CD Acquisition Corp.	(4)(5)(7)(11)	SOFR +	6.00%	10.30%	5/31/2024	3/4/2030	5,984		5,440	5,984	0.10
									131,047	122,635	1.95

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Transportation Infrastructure
Capstone Acquisition Holdings, Inc.	(4)(11)	SOFR +	4.50%	8.93%	8/29/2024	11/13/2029		$5,432	$5,416	$5,432	0.09%
Frontline Road Safety, LLC	(4)(8)	SOFR +	4.75%	9.08% (incl. 2.00% PIK)	3/4/2025	3/4/2032		15,091	14,949	14,941	0.24
Frontline Road Safety, LLC	(4)(5)(7)(8)	SOFR +	4.75%	9.08% (incl. 2.00% PIK)	3/4/2025	3/4/2032		5,863	5,770	5,746	0.09
Helix TS, LLC	(4)(7)(10)	SOFR +	6.25%	10.55%	8/4/2021	8/4/2027		24,829	24,528	24,311	0.39
Helix TS, LLC	(4)(10)	SOFR +	6.25%	10.53%	8/4/2021	8/4/2027		20,804	20,658	20,492	0.33
Helix TS, LLC	(4)(5)(10)	SOFR +	6.25%	10.57%	12/22/2023	8/4/2027		3,756	3,713	3,700	0.06
Helix TS, LLC	(4)(5)(10)	SOFR +	6.25%	10.53%	12/14/2022	8/4/2027		978	970	963	0.02
Italian Motorway Holdings S.à r.l	(4)(5)(6)(8)	E +	5.25%	7.37%	4/28/2022	4/28/2029	EUR	78,810	81,772	92,834	1.48
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.12%	4/19/2021	10/19/2027		32,910	32,652	31,429	0.50
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	9.89%	4/19/2021	10/19/2027		20,276	20,168	19,364	0.31
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	9.89%	1/31/2022	10/19/2027		4,135	4,101	3,949	0.06
Roadsafe Holdings, Inc.	(4)(5)(11)	P +	4.75%	12.25%	9/11/2024	10/19/2027		1,228	1,211	1,173	0.02
Safety Borrower Holdings, LP	(4)(11)	SOFR +	4.75%	9.08%	9/1/2021	9/1/2027		5,230	5,214	5,230	0.08
Safety Borrower Holdings, LP	(4)(5)(7)(11)	P +	3.75%	11.25%	9/1/2021	9/1/2027		140	138	136	0.00
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.93%	9/24/2021	9/24/2027		36,575	36,306	36,575	0.58
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.87%	9/19/2023	9/24/2027		15,720	15,545	15,720	0.25
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.86%	9/24/2021	9/24/2027		11,353	11,353	11,353	0.18
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.88%	9/19/2023	9/24/2027		9,921	9,810	9,921	0.16
Sam Holding Co, Inc.	(4)(5)(7)(11)	P +	4.50%	12.00%	9/24/2021	3/24/2027		2,600	2,562	2,600	0.04
Sam Holding Co, Inc.	(4)(5)(7)(11)	SOFR +	5.50%	9.88%	9/5/2024	9/24/2027		9,964	9,882	9,845	0.16
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	9.93%	7/9/2021	7/9/2027		38,288	38,030	38,288	0.61
TRP Infrastructure Services, LLC	(4)(5)(7)(11)	SOFR +	5.50%	9.98%	12/2/2024	7/9/2027		22,519	22,332	22,466	0.36
									367,080	376,468	6.01
Wireless Telecommunication Services
CCI Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.26%	5/13/2025	5/13/2032		22,079	21,850	21,846	0.35
Total First Lien Debt - non-controlled/non-affiliated									13,086,125	12,992,428	206.65

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/affiliated
Professional Services
Material Holdings, LLC	(4)(5)(7)(10)(16)	SOFR +	6.00%	10.40% (incl. 5.33% PIK)	6/14/2024	8/19/2027	$22,422	$22,281	$22,380	0.36%
Material Holdings, LLC	(4)(5)(10)(16)(17)	SOFR +	6.00%	10.40% PIK	6/14/2024	8/19/2027	5,633	5,270	393	0.01
								27,551	22,773	0.37
Total First Lien Debt - non-controlled/affiliated								27,551	22,773	0.37
Total First Lien Debt								13,113,676	13,015,201	207.02

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Second Lien Debt
Second Lien Debt - non-controlled/non-affiliated
Health Care Providers & Services
Canadian Hospital Specialties, Ltd.	(4)(5)(6)(8)		8.75%	8.75%	4/15/2021	4/15/2029	CAD	10,533	$8,324	$7,155	0.11%
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	13.13%	5/26/2021	10/15/2027		$5,183	5,146	4,820	0.08
									13,470	11,975	0.19
Health Care Technology
Project Ruby Ultimate Parent Corp.	(4)(5)(10)	SOFR +	5.25%	9.69%	10/15/2024	3/10/2029	1,000		996	998	0.02
Insurance
SQ ABS Issuer, LLC	(4)(5)(6)(8)		9.65%	9.65%	10/11/2024	10/20/2039	3,602		3,553	3,584	0.06
Interactive Media & Services
Speedster Bidco, GmbH	(4)(6)(8)	CA +	5.50%	8.18%	12/10/2024	2/13/2032	CAD	50,654	35,513	36,826	0.59
IT Services
Inovalon Holdings, Inc.	(4)(10)	SOFR +	8.50%	13.04% PIK	4/11/2025	11/24/2033	15,144		14,952	15,144	0.24
Machinery
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	11.44%	11/19/2021	11/19/2029	9,619		9,565	9,427	0.15
Professional Services
Thevelia US, LLC	(4)(5)(6)(9)	SOFR +	5.00%	9.30%	6/17/2022	6/17/2032	4,920		4,829	4,920	0.08
Software
CB Nike Holdco, LLC	(4)(11)	SOFR +	7.35%	11.68% PIK	11/25/2024	11/26/2029	37,757		37,099	37,002	0.59
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.50%	10.99% (incl. 6.50% PIK)	7/30/2021	7/30/2029	3,607		3,582	3,066	0.05
									40,681	40,068	0.64
Total Second Lien Debt - non-controlled/non-affiliated									123,559	122,942	1.97
Total Second Lien Debt									123,559	122,942	1.97
Unsecured Debt
Unsecured Debt - non-controlled/non-affiliated
Health Care Technology
Healthcomp Holding Company, LLC	(4)(5)(8)		13.75%	13.75% PIK	11/8/2023	11/8/2031	12,397		12,153	11,839	0.19
IT Services
PPT Holdings III, LLC	(4)(5)(8)		12.75%	12.75% PIK	3/25/2024	3/27/2034	1,891		1,856	1,882	0.03
Total Unsecured Debt - non-controlled/non-affiliated									14,009	13,721	0.22
Total Unsecured Debt									14,009	13,721	0.22

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity
Equity - non-controlled/non-affiliated
Aerospace & Defense
Micross Topco, Inc. - Common Equity	(4)			3/28/2022		4,767	$4,767	$6,541	0.10%
Air Freight & Logistics
AGI Group Holdings, LP - Class A-2 Common Units	(4)			6/11/2021		902	902	1,323	0.02
Mode Holdings, LP - Class A-2 Common Units	(4)			12/9/2019		5,486,923	5,487	3,841	0.06
Red Griffin ParentCo, LLC - Class A Common Units	(4)			11/27/2024		935	3,968	2,844	0.05
							10,357	8,008	0.13
Biotechnology
Axsome Therapeutics, Inc. - Common Stock	(6)			5/6/2025		13,696	1,467	1,430	0.02
Commercial Services & Supplies
Genstar Neptune Blocker, LLC - Blocker Units	(4)			12/2/2024		218	343	368	0.01
Genstar Neptune Blocker, LLC - Class Z Units	(4)			12/2/2024		57	81	87	0.00
Genstar Neptune Blocker, LLC - Blocker Note	(4)			12/2/2024		8,738	9	9	0.00
GTCR Investors, LP - Class A-1 Common Units	(4)			9/29/2023		417,006	417	500	0.01
GTCR/Jupiter Blocker, LLC - Class Z Units	(4)			12/2/2024		41	58	63	0.00
GTCR/Jupiter Blocker, LLC - Blocker Note	(4)			12/2/2024		6,291	6	6	0.00
Jupiter Ultimate Holdings, LLC - Class A Common Units	(4)			11/8/2024		1	0	0	0.00
Jupiter Ultimate Holdings, LLC - Class B Common Units	(4)			11/8/2024		278	218	219	0.00
Jupiter Ultimate Holdings, LLC - Class C Common Units	(4)			11/8/2024		278,074	221	253	0.00
RC VI Buckeye Holdings, LLC - LLC Units	(4)			1/2/2025		161,291	161	161	0.00
							1,514	1,666	0.02

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class A Units	(4)			12/10/2021		1	$702	$0	0.00%
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class C Preferred Units	(4)			7/12/2023		1	83	0	0.00
EIS Acquisition Holdings, LP - Class A Common Units	(4)			11/1/2021		6,761	3,350	6,920	0.11
							4,135	6,920	0.11
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interest	(4)		11.50%	8/3/2021		12,511,857	12,315	18,228	0.29
DTA, LP - Class A Common Units	(4)			3/25/2024		2,171,032	2,171	1,845	0.03
							14,486	20,073	0.32
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Common Units	(4)			10/1/2021		6,930	5,877	7,211	0.11
Point Broadband Holdings, LLC - Class B Common Units	(4)			10/1/2021		369,255	1,053	1,337	0.02
Point Broadband Holdings, LLC - Class Additional A Common Units	(4)			3/24/2022		1,489	1,263	1,550	0.02
Point Broadband Holdings, LLC - Class Additional B Common Units	(4)			3/24/2022		79,358	226	287	0.00
							8,419	10,385	0.15
Electronic Equipment, Instruments & Components
NSI Parent, LP - Class A Common Units	(4)			12/23/2024		578,564	579	579	0.01
Spectrum Safety Solutions Purchaser, LLC - Common Equity	(4)(6)			7/1/2024		5,286,915	5,287	6,186	0.10
							5,866	6,765	0.11

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Financial Services
THL Fund IX Investors (Plymouth II), LP - LP Interest	(4)			8/31/2023		248,786	$249	$448	0.01%
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)			9/10/2021		539	539	270	0.00
Health Care Providers & Services
AVE Holdings I Corp. - Series A-1 Preferred Shares	(4)		11.50%	2/25/2022		625,944	607	721	0.01
Jayhawk Holdings, LP - Class A-1 Common Units	(4)			5/26/2021		2,201	392	29	0.00
Jayhawk Holdings, LP - Class A-2 Common Units	(4)			5/26/2021		1,185	211	16	0.00
WHCG Purchaser, Inc. - Class A Common Units	(4)			8/2/2024		4,755,436	0	0	0.00
							1,210	766	0.01
Health Care Technology
Caerus Midco 2 S.à r.l. - Additional Vehicle Units	(4)(6)			10/28/2022		11,710	12	1	0.00
Caerus Midco 2 S.à r.l. - Vehicle Units	(4)(6)			5/25/2022		58,458	58	54	0.00
Healthcomp Holding Company, LLC - Preferred Interest	(4)		6.00%	11/8/2023		9,850	985	788	0.01
							1,055	843	0.01
Insurance
CFCo, LLC (Benefytt Technologies, Inc.) - Class B Units	(4)			9/28/2023		14,907,400	0	0	0.00
SelectQuote Inc. - Warrants	(4)(6)			10/11/2024		601,075	0	144	0.00
Shelf Holdco Ltd - Common Equity	(4)(6)			12/30/2022		50,000	50	190	0.00
							50	334	0.00
IT Services
NC Ocala Co-Invest Beta, LP - LP Interest	(4)			11/12/2021		2,854,133	2,854	3,311	0.05

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Life Sciences Tools & Services
Falcon Top Parent, LLC - Class A Common Units	(4)				11/6/2024		772,599	$773	$773	0.01%
Professional Services
OHCP V TC COI, LP - LP Interest	(4)				6/29/2021		3,500,000	3,500	8,645	0.14
Tricor Horizon - LP Interest	(4)(6)				6/13/2022		402,339	402	426	0.01
Trinity Air Consultants Holdings Corp. - Common Units	(4)				6/12/2024		2,583	3	6	0.00
								3,905	9,077	0.15
Real Estate Management & Development
Community Management Holdings Parent, LP - Series A Preferred Units	(4)			8.00%	11/1/2024		310,331	310	329	0.01
Software
AI Titan Group Holdings, LP - Class A-2 Common Units	(4)				8/28/2024		44	44	52	0.00
Connatix Parent, LLC - Class L Common Units	(4)				7/14/2021		42,045	462	209	0.00
Descartes Holdings, Inc. - Class A Common Stock	(4)				10/9/2023		49,139	213	0	0.00
Expedition Holdco, LLC - Class A Common Units	(4)				2/24/2022		90	57	49	0.00
Expedition Holdco, LLC - Class B Common Units	(4)				2/24/2022		90,000	33	14	0.00
Lobos Parent, Inc. - Series A Preferred Shares	(4)			10.50%	11/30/2021		1,545	1,506	2,155	0.03
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)			10.50%	7/30/2021		3,550,000	3,443	3,926	0.06
Mimecast Limited - LP Interest	(4)				5/3/2022		667,850	668	735	0.01
TPG IX Newark CI, L.P. - LP Interest	(4)				10/26/2023		1,965,727	1,966	1,966	0.03
Zoro - Common Equity	(4)				11/22/2022		2,073	21	23	0.00
Zoro - Series A Preferred Shares	(4)	SOFR +	9.50%	13.79%	11/22/2022		265	257	368	0.01
								8,670	9,497	0.14

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Specialty Retail
CustomInk, LLC - Series A Preferred Units	(4)			5/3/2019		384,520	$5,200	$6,368	0.10%
Transportation Infrastructure
Ncp Helix Holdings, LLC - Preferred Shares	(4)		8.00%	8/3/2021		376,232	288	395	0.01
Total Equity - non-controlled/non-affiliated							76,114	94,199	1.46
Equity - non-controlled/affiliated
Insurance
Blackstone Donegal Holdings LP - LP Interest (Westland Insurance Group LTD)	(4)(6)(16)			1/5/2021			1	6,737	0.11
Professional Services
Material+ Holding Company, LLC - Class C Units	(4)(16)			6/14/2024		5,898	0	0	0.00
Total Equity - non-controlled/affiliated							1	6,737	0.11
Total Equity							76,115	100,936	1.57
Total Investments - non-controlled/non-affiliated							13,299,807	13,223,290	210.30
Total Investments - non-controlled/affiliated							27,552	29,510	0.48
Total Investment Portfolio							13,327,359	13,252,800	210.78
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund - Investor Class			4.19%				20,521	20,521	0.33
BlackRock ICS US Treasury Fund			4.19%				360	360	0.01
Other Cash and Cash Equivalents							252,797	252,797	4.02
Total Portfolio Investments, Cash and Cash Equivalents							$13,601,037	$13,526,478	215.14%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Condensed Consolidated Schedule of Investments) are denominated in U.S. dollars. As of June 30, 2025, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2025. Variable rate loans typically include an interest reference rate floor feature. As of June 30, 2025, 89.8% of the debt portfolio at fair value had an interest rate floor above zero. Rates on equity instruments represents contractual dividend rates on certain preferred equity positions.
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
June 30, 2025
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
(6)The investment is not a Qualifying Asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, Qualifying Assets represent at least 70% of the Company’s total assets. As of June 30, 2025, non-qualifying assets represented 14.6% of total assets as calculated in accordance with regulatory requirements.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
123Dentist, Inc.	Delayed Draw Term Loan	8/10/2026	$104	$—
Abacus Holdco 2, Oy	Delayed Draw Term Loan	5/7/2026	177	—
Accuity Delivery Systems, LLC	Revolver	5/29/2031	5,327	(27)
Accuity Delivery Systems, LLC	Delayed Draw Term Loan	5/29/2026	15,982	(80)
ACI Group Holdings, Inc.	Revolver	8/2/2027	9,022	—
Acumatica Holdings, Inc	Term Loan	7/11/2032	11,497	—
Acumatica Holdings, Inc	Revolver	7/11/2032	1,916	—
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	1,189	—
AI Altius US Bidco, Inc.	Delayed Draw Term Loan	12/21/2028	500	—
AI Titan Parent, Inc.	Delayed Draw Term Loan	9/30/2026	870	(4)
AI Titan Parent, Inc.	Revolver	8/29/2031	544	(5)
Allium Buyer, LLC	Revolver	5/2/2029	249	(7)
American Restoration Holdings, LLC	Revolver	7/19/2030	547	—
American Restoration Holdings, LLC	Delayed Draw Term Loan	2/19/2027	5,635	—
Amerilife Holdings, LLC	Revolver	8/31/2028	14,685	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	6/17/2026	104	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	10/20/2025	31,555	—
Amerivet Partners Management, Inc.	Revolver	2/25/2028	589	—
Anaplan, Inc.	Revolver	6/21/2028	161	(3)
Apex Companies, LLC	Delayed Draw Term Loan	8/28/2026	5,507	—
Armada Parent, Inc.	Delayed Draw Term Loan	6/9/2027	1,250	—
Armada Parent, Inc.	Revolver	10/29/2027	2,250	—
Arnhem BidCo, GmbH	Delayed Draw Term Loan	10/1/2027	12,332	(65)
Artisan Acquisitionco, Ltd.	Delayed Draw Term Loan	9/30/2027	7,938	(79)
Ascend Buyer, LLC	Revolver	9/30/2028	2,991	—
AuditBoard, Inc.	Delayed Draw Term Loan	7/12/2026	4,414	(22)
AuditBoard, Inc.	Revolver	7/12/2031	1,766	(4)
Axsome Therapeutics, Inc.	Delayed Draw Term Loan	5/31/2026	8,805	—
Axsome Therapeutics, Inc.	Delayed Draw Term Loan	5/31/2027	8,805	—
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	4,104	—
Baker Tilly Advisory Group, LP	Delayed Draw Term Loan	6/3/2027	1,484	—
Baker Tilly Advisory Group, LP	Revolver	6/3/2030	10,339	—
Bamboo US BidCo, LLC	Delayed Draw Term Loan	11/20/2026	146	—
Bamboo US BidCo, LLC	Delayed Draw Term Loan	11/20/2026	132	—
Bamboo US BidCo, LLC	Revolver	9/29/2029	142	—
Banyan Software Holdings, LLC	Revolver	1/2/2031	859	—
Banyan Software Holdings, LLC	Delayed Draw Term Loan	12/20/2026	1,986	—
Banyan Software Holdings, LLC	Delayed Draw Term Loan	1/2/2027	1,771	(9)
Bayshore Intermediate #2, LP	Revolver	10/1/2027	8,116	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Bazaarvoice, Inc.	Revolver	5/7/2028	$37,992	$—
Bidco 76 S.p.A.	Delayed Draw Term Loan	12/10/2027	3,849	—
Bimini Group Purchaser, Inc.	Revolver	4/26/2031	7,337	—
Bimini Group Purchaser, Inc.	Delayed Draw Term Loan	5/19/2027	8,580	(43)
Bluefin Holding, LLC	Revolver	9/12/2029	2,244	—
Bradyplus Holdings, LLC	Delayed Draw Term Loan	10/31/2025	1,930	—
Brave Parent Holdings, Inc.	Revolver	11/28/2030	3,641	—
Brilliance Technologies, Inc.	Revolver	3/11/2032	900	(5)
Brilliance Technologies, Inc.	Delayed Draw Term Loan	9/11/2027	1,200	—
Caerus US 1, Inc.	Revolver	5/25/2029	1,038	—
Cambium Learning Group, Inc.	Revolver	7/20/2027	43,592	—
Cambrex Corp.	Revolver	3/5/2032	2,907	(29)
Cambrex Corp.	Delayed Draw Term Loan	3/5/2027	3,323	(17)
Canadian Hospital Specialties, Ltd.	Revolver	4/15/2027	1,232	—
Carr Riggs & Ingram Capital, LLC	Revolver	11/18/2031	1,726	(9)
Carr Riggs & Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	2,975	—
Castle Management Borrower, LLC	Revolver	11/3/2029	2,042	—
CCI Buyer, Inc.	Revolver	5/13/2032	1,289	(13)
CFGI Holdings, LLC	Revolver	11/2/2027	1,050	(21)
CFS Brands, LLC	Revolver	10/2/2029	18,177	—
Channelside AcquisitionCo, Inc.	Revolver	5/15/2029	3,178	—
Charger Debt Merger Sub, LLC	Revolver	5/31/2030	1,522	(15)
Charger Debt Merger Sub, LLC	Delayed Draw Term Loan	5/31/2026	2,404	—
Charger Debt Merger Sub, LLC	Delayed Draw Term Loan	5/9/2027	6,235	(16)
Chartwell Cumming Holding, Corp.	Revolver	11/16/2027	18,894	—
Chartwell Cumming Holding, Corp.	Delayed Draw Term Loan	11/22/2025	1,629	—
Chartwell Cumming Holding, Corp.	Delayed Draw Term Loan	2/14/2027	16,136	(81)
Cielo Bidco, Ltd.	Delayed Draw Term Loan	12/31/2030	35	—
Cielo Bidco, Ltd.	Delayed Draw Term Loan	3/31/2030	107	—
Cisive Holdings Corp.	Revolver	12/8/2027	1,111	—
Clearview Buyer, Inc.	Revolver	2/26/2027	1,142	—
Commander Buyer, Inc.	Revolver	6/26/2032	5,781	(58)
Commander Buyer, Inc.	Delayed Draw Term Loan	6/26/2027	8,671	(43)
Community Management Holdings Midco 2, LLC	Revolver	11/1/2031	1,158	—
Community Management Holdings Midco 2, LLC	Delayed Draw Term Loan	11/1/2026	1,994	—
Compsych Investments Corp.	Delayed Draw Term Loan	7/22/2027	3,471	(9)
Connatix Buyer, Inc.	Revolver	7/14/2027	3,042	—
Connatix Buyer, Inc.	Delayed Draw Term Loan	4/9/2026	848	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	3,218	—
Consor Intermediate II, LLC	Revolver	5/10/2031	213	—
Continental Buyer, Inc.	Revolver	4/2/2031	2,715	—
Continental Buyer, Inc.	Delayed Draw Term Loan	8/14/2027	10,729	—
Continental Buyer, Inc.	Revolver	4/2/2031	4,350	(22)
Coupa Software, Inc.	Delayed Draw Term Loan	6/3/2027	164	(2)
Coupa Software, Inc.	Revolver	2/27/2029	126	—
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	1,912	—
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2026	2,867	(14)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Creek Parent, Inc.	Revolver	12/18/2031	$9,893	$(173)
Crewline Buyer, Inc.	Revolver	11/8/2030	6,438	(31)
Crumbl Enterprises, LLC	Revolver	4/30/2032	101	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/30/2026	973	—
CT Technologies Intermediate Holdings, Inc.	Revolver	8/30/2031	2,433	—
DCG Acquisition Corp.	Revolver	6/13/2031	5,937	(59)
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	2,375	—
Denali Bidco, Ltd.	Delayed Draw Term Loan	4/17/2026	300	(3)
Divisions Holding Corp.	Revolver	4/17/2032	140	(1)
DM Intermediate Parent, LLC	Revolver	9/30/2030	5,206	(78)
DM Intermediate Parent, LLC	Delayed Draw Term Loan	9/30/2026	7,809	(59)
Doit International, Ltd.	Delayed Draw Term Loan	11/25/2027	11,606	(87)
Doit International, Ltd.	Revolver	11/26/2029	5,803	(87)
Dropbox, Inc.	Delayed Draw Term Loan	12/10/2026	88,235	(441)
DTA Intermediate II, Ltd.	Delayed Draw Term Loan	3/27/2026	14,000	—
DTA Intermediate II, Ltd.	Revolver	3/27/2030	10,769	(162)
Duro Dyne National Corp.	Delayed Draw Term Loan	11/15/2026	6,002	(30)
Duro Dyne National Corp.	Revolver	11/15/2031	5,522	—
Dwyer Instruments, LLC	Revolver	7/20/2029	1,106	—
Dwyer Instruments, LLC	Delayed Draw Term Loan	11/20/2026	1,069	(5)
East River Bidco, GmbH	Delayed Draw Term Loan	3/26/2028	39	—
Eden Acquisitionco, Ltd.	Delayed Draw Term Loan	11/17/2025	29,230	(472)
Edison Bidco, AS	Delayed Draw Term Loan	12/18/2026	687	—
Edison Bidco, AS	Delayed Draw Term Loan	12/18/2026	3,161	(53)
ELK Bidco, Inc.	Revolver	6/13/2032	3,373	(17)
ELK Bidco, Inc.	Delayed Draw Term Loan	12/13/2027	3,747	(9)
EMB Purchaser, Inc.	Delayed Draw Term Loan	3/13/2028	10,089	—
EMB Purchaser, Inc.	Revolver	3/13/2032	3,294	(33)
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2025	13,589	(136)
ENV Bidco, AB	Delayed Draw Term Loan	12/13/2027	302	(4)
eResearchTechnology, Inc.	Delayed Draw Term Loan	1/17/2027	24,793	—
eResearchTechnology, Inc.	Revolver	10/17/2031	14,414	(144)
Essential Services Holding Corp.	Delayed Draw Term Loan	6/17/2026	2,297	(11)
Essential Services Holding Corp.	Revolver	6/17/2030	1,264	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	3,378	—
Everbridge Holdings, LLC	Revolver	7/2/2031	2,222	—
Experity, Inc.	Revolver	2/24/2028	1,495	—
Experity, Inc.	Delayed Draw Term Loan	9/13/2026	4,457	(22)
Falcon Parent Holdings, Inc.	Delayed Draw Term Loan	3/5/2027	1,699	—
Falcon Parent Holdings, Inc.	Revolver	11/6/2031	2,669	(40)
Fastener Distribution Holdings, LLC	Delayed Draw Term Loan	10/31/2026	11,594	(58)
Fern Bidco, Ltd.	Delayed Draw Term Loan	7/3/2027	10,035	—
Foundation Risk Partners Corp.	Revolver	10/29/2029	4,101	(62)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	5/21/2026	252	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	2/26/2027	7,140	(18)
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	516	—
Frontline Road Safety, LLC	Delayed Draw Term Loan	3/4/2028	3,835	—
Frontline Road Safety, LLC	Revolver	3/4/2032	2,004	—
FusionSite Midco, LLC	Revolver	11/17/2029	7,006	(158)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
FusionSite Midco, LLC	Delayed Draw Term Loan	4/30/2026	$23,773	$(178)
G&A Partners Holding Company II, LLC	Revolver	3/1/2030	3,288	—
G&A Partners Holding Company II, LLC	Delayed Draw Term Loan	3/1/2026	8,811	—
Galway Borrower, LLC	Revolver	9/29/2028	6,247	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/7/2026	44,509	—
Gannett Fleming, Inc.	Revolver	8/5/2030	6,237	(94)
Gatekeeper Systems, Inc.	Delayed Draw Term Loan	8/27/2026	7,218	—
Gatekeeper Systems, Inc.	Revolver	8/28/2030	1,588	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	1,200	—
Gigamon, Inc.	Revolver	3/10/2028	87	—
Gimlet Bidco, GmbH	Delayed Draw Term Loan	4/23/2027	4,063	—
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	12/2/2025	2,086	—
GovernmentJobs.com, Inc.	Revolver	12/2/2027	956	—
Granicus, Inc.	Revolver	1/17/2031	2,105	—
Granicus, Inc.	Delayed Draw Term Loan	8/2/2026	817	(4)
Graphpad Software, LLC	Revolver	6/28/2031	2,264	(11)
Graphpad Software, LLC	Delayed Draw Term Loan	6/28/2026	5,433	—
Grid Alliance Partners LLC	Term Loan	7/1/2032	15,333	—
Grid Alliance Partners LLC	Delayed Draw Term Loan	7/1/2027	4,718	—
Grid Alliance Partners LLC	Revolver	7/1/2030	2,949	—
Griffon Bidco, Inc.	Delayed Draw Term Loan	9/30/2027	4,031	—
Griffon Bidco, Inc.	Term Loan	7/31/2031	22,170	—
Griffon Bidco, Inc.	Revolver	7/31/2031	4,031	—
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	7/2/2027	569	(3)
Ground Penetrating Radar Systems, LLC	Revolver	1/2/2032	247	—
GS Acquisitionco, Inc.	Delayed Draw Term Loan	3/26/2026	1,653	—
GS Acquisitionco, Inc.	Revolver	5/25/2028	1,852	—
GS Acquisitionco, Inc.	Delayed Draw Term Loan	5/16/2027	1,429	(4)
Gusto Sing Bidco Pte, Ltd.	Delayed Draw Term Loan	11/15/2027	101	—
Helix TS, LLC	Delayed Draw Term Loan	12/20/2026	9,715	—
High Street Buyer, Inc.	Revolver	4/16/2027	2,254	—
High Street Buyer, Inc.	Delayed Draw Term Loan	3/1/2026	7,878	—
Home Service TopCo IV, Inc.	Revolver	12/31/2025	3,509	(38)
Horizon CTS Buyer, LLC	Delayed Draw Term Loan	3/28/2027	200	(1)
Horizon CTS Buyer, LLC	Revolver	3/28/2032	230	—
Icefall Parent, Inc.	Revolver	1/17/2030	3,104	—
IEM New Sub 2, LLC	Delayed Draw Term Loan	8/8/2026	13,164	(99)
IG Investments Holdings, LLC	Revolver	9/22/2028	4,416	—
Imagine 360, LLC	Delayed Draw Term Loan	9/18/2026	2,413	(12)
Imagine 360, LLC	Revolver	9/30/2028	1,514	(15)
Inception Fertility Ventures, LLC	Revolver	4/29/2030	1,763	—
Inception Fertility Ventures, LLC	Delayed Draw Term Loan	4/29/2026	10,488	—
INK BC Bidco	Term Loan	7/16/2032	14,512	—
INK BC Bidco	Term Loan	7/16/2033	3,239	—
INK BC Bidco	Delayed Draw Term Loan	7/16/2028	4,189	—
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/23/2026	11,426	—
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	2,767	—
IQN Holding Corp.	Delayed Draw Term Loan	8/16/2025	192	(1)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
IQN Holding Corp.	Revolver	5/2/2028	$157	$—
IRI Group Holdings, Inc.	Revolver	12/1/2028	14,316	—
Iris Buyer, LLC	Revolver	10/2/2029	2,571	—
Iris Buyer, LLC	Delayed Draw Term Loan	8/4/2026	4,594	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/20/2030	54	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/20/2026	151	—
Java Buyer, Inc.	Revolver	12/15/2027	367	—
Java Buyer, Inc.	Revolver	12/15/2027	735	—
Java Buyer, Inc.	Delayed Draw Term Loan	5/9/2027	3,524	—
JS Parent, Inc.	Revolver	4/24/2031	3,452	—
JSS Holdings, Inc.	Delayed Draw Term Loan	11/8/2026	7,492	(37)
Kattegat Project Bidco, AB	Delayed Draw Term Loan	10/5/2026	7,030	(96)
King Bidco S.P.E.C.	Delayed Draw Term Loan	6/26/2028	88	(1)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	1,032	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	6/11/2027	2,031	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	406	(4)
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2026	290	—
Kona Buyer, LLC	Revolver	7/23/2031	123	(1)
Kwol Acquisition, Inc.	Revolver	12/6/2029	897	—
LogicMonitor, Inc.	Revolver	11/15/2031	1,992	(25)
LPW Group Holdings, Inc.	Revolver	3/15/2030	5,373	—
Lsf12 Crown US Commercial Bidco, LLC	Revolver	12/2/2029	4,345	(8)
Magic Bidco, Inc.	Delayed Draw Term Loan	7/1/2026	7,098	—
Magic Bidco, Inc.	Revolver	7/1/2030	955	—
Mandolin Technology Intermediate Holdings, Inc.	Revolver	4/30/2028	1,004	—
Magneto Components BuyCo, LLC	Revolver	12/5/2029	5,508	(110)
Material Holdings, LLC	Revolver	8/19/2027	353	(42)
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2027	2,999	—
Maverick Acquisition, Inc.	Delayed Draw Term Loan	7/4/2025	96	—
MB2 Dental Solutions, LLC	Delayed Draw Term Loan	2/13/2026	5,315	—
MB2 Dental Solutions, LLC	Revolver	2/13/2031	1,382	—
Mercury Bidco Globe, Limited	Delayed Draw Term Loan	1/18/2026	8,003	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	161	—
Minerva Bidco Ltd	Delayed Draw Term Loan	11/28/2030	6,556	—
Modernizing Medicine, Inc.	Revolver	4/30/2032	827	(8)
Monk Holding, Co.	Delayed Draw Term Loan	12/1/2025	217	—
More Cowbell II, LLC	Delayed Draw Term Loan	9/1/2025	916	(11)
More Cowbell II, LLC	Revolver	9/1/2029	906	—
MPG Parent Holdings, LLC	Revolver	1/8/2030	1,339	—
MPG Parent Holdings, LLC	Delayed Draw Term Loan	1/8/2027	3,087	(23)
MRH Trowe Beteiligungsgesellschaft mbH	Delayed Draw Term Loan	5/15/2028	131	—
MRH Trowe Beteiligungsgesellschaft mbH	Revolver	11/15/2031	35	—
MRI Software, LLC	Revolver	2/10/2027	6,953	—
NAVEX TopCo, Inc.	Revolver	11/9/2028	5,394	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	7,762	(58)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	7,762	—
NDC Acquisition Corp.	Revolver	3/9/2027	3,083	—
NDT Global Holding, Inc.	Revolver	6/4/2032	173	(2)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
NDT Global Holding, Inc.	Delayed Draw Term Loan	6/4/2027	$347	$(2)
Nephele III, BV	Delayed Draw Term Loan	1/14/2028	28	—
Neptune BidCo, SAS	Delayed Draw Term Loan	3/31/2027	1,401	—
Neptune Holdings, Inc.	Revolver	8/31/2029	933	—
Netsmart Technologies, Inc.	Delayed Draw Term Loan	8/23/2026	4,345	(22)
Netsmart Technologies, Inc.	Revolver	8/23/2031	4,432	—
Noble Midco 3, Ltd.	Delayed Draw Term Loan	6/10/2027	3,875	(19)
Noble Midco 3, Ltd.	Revolver	6/10/2030	2,390	—
North Haven Ushc Acquisition, Inc.	Revolver	10/30/2027	817	—
North Haven Ushc Acquisition, Inc.	Delayed Draw Term Loan	8/28/2026	4,544	—
Octane Purchaser, Inc.	Revolver	5/19/2032	491	(2)
Octane Purchaser, Inc.	Delayed Draw Term Loan	11/19/2027	1,227	—
Odevo, AB	Delayed Draw Term Loan	12/12/2027	30,152	—
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	3/19/2026	4,472	—
Optimizely North America, Inc.	Revolver	10/30/2031	1,218	(12)
Oranje Holdco, Inc.	Revolver	2/1/2029	250	—
Oxford Global Resources, Inc.	Revolver	8/17/2027	3,085	—
Park Place Technologies, LLC	Delayed Draw Term Loan	9/1/2025	8,502	—
Park Place Technologies, LLC	Revolver	3/25/2030	9,417	—
Patriot Growth Insurance Services, LLC	Delayed Draw Term Loan	11/17/2025	679	—
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	469	(9)
Pavion Corp.	Delayed Draw Term Loan	10/30/2025	2,559	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	2,280	—
Petrus Buyer, Inc.	Delayed Draw Term Loan	10/17/2025	260	—
Petrus Buyer, Inc.	Revolver	10/17/2029	272	—
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	5,009	—
Ping Identity Holding Corp.	Revolver	10/17/2028	671	—
PKF O'Connor Davies Advisory, LLC	Delayed Draw Term Loan	11/15/2026	504	(3)
PKF O'Connor Davies Advisory, LLC	Revolver	11/15/2031	141	(1)
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	5/29/2026	36,397	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	159	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/7/2026	187	—
Profile Products, LLC	Revolver	11/12/2027	373	(7)
Profile Products, LLC	Revolver	11/12/2027	213	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	8/8/2025	16,623	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	8/8/2025	333	—
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	4/9/2026	4,338	—
QBS Parent, Inc.	Revolver	11/7/2031	1,908	(10)
QBS Parent, Inc.	Delayed Draw Term Loan	6/3/2027	3,472	—
Qualus Power Services Corp.	Delayed Draw Term Loan	5/9/2026	12,093	—
Qualus Power Services Corp.	Delayed Draw Term Loan	10/25/2026	33,748	(169)
R1 Holdings, LLC	Revolver	12/29/2028	31	—
RailPros Parent, LLC	Delayed Draw Term Loan	5/24/2027	124	(1)
RailPros Parent, LLC	Revolver	5/24/2032	62	—
Red Fox CD Acquisition Corp.	Delayed Draw Term Loan	11/21/2026	21,879	—
Redwood Services Group, LLC	Delayed Draw Term Loan	8/15/2025	3,929	—
Redwood Services Group, LLC	Delayed Draw Term Loan	1/3/2027	16,680	—
Relativity ODA, LLC	Revolver	5/12/2029	2,966	(74)
RFS Opco, LLC	Delayed Draw Term Loan	6/13/2026	1,881	(5)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Safety Borrower Holdings, LP	Revolver	9/1/2027	$233	$—
Sam Holding Co, Inc.	Revolver	3/24/2027	3,400	—
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/5/2025	2,000	—
Scorpio BidCo SAS	Delayed Draw Term Loan	3/10/2026	4,386	—
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/19/2026	7,288	—
Seahawk Bidco, LLC	Revolver	12/19/2030	3,753	(34)
SG Acquisition, Inc.	Revolver	4/3/2030	8,301	—
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	12/31/2026	1,673	—
Simplicity Financial Marketing Group Holdings, Inc.	Revolver	12/31/2031	1,076	(11)
Skopima Consilio Parent, LLC	Revolver	5/12/2028	4,200	(84)
Smile Doctors, LLC	Revolver	12/23/2027	1,233	(43)
Spaceship Purchaser, Inc.	Revolver	10/17/2031	10,894	(109)
Spaceship Purchaser, Inc.	Delayed Draw Term Loan	10/17/2026	5,447	—
Spaceship Purchaser, Inc.	Delayed Draw Term Loan	10/17/2027	13,072	(65)
Sparta UK Bidco, Ltd.	Delayed Draw Term Loan	9/25/2028	903	—
SpecialtyCare, Inc.	Revolver	6/18/2026	467	—
Spectrum Safety Solutions Purchaser, LLC	Delayed Draw Term Loan	7/1/2026	12,901	—
Spectrum Safety Solutions Purchaser, LLC	Revolver	7/1/2030	13,135	—
Speedster Bidco, GmbH	Revolver	5/13/2031	1,801	(8)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	371	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	4/24/2026	540	—
STV Group, Inc.	Delayed Draw Term Loan	3/20/2026	6,976	(70)
STV Group, Inc.	Revolver	3/20/2030	4,883	—
Tango Bidco, SAS	Delayed Draw Term Loan	10/17/2027	962	(7)
Tango Bidco, SAS	Delayed Draw Term Loan	10/17/2027	1,580	—
TEI Intermediate, LLC	Revolver	12/13/2031	3,013	—
TEI Intermediate, LLC	Delayed Draw Term Loan	12/13/2026	8,256	(41)
Tennessee Bidco, Limited	Delayed Draw Term Loan	7/1/2026	22,998	—
Tennessee Bidco, Limited	Delayed Draw Term Loan	5/9/2027	24,577	(127)
The Fertility Partners, Inc.	Revolver	9/16/2027	60	—
The Hiller Companies, LLC	Delayed Draw Term Loan	6/20/2026	310	—
The Hiller Companies, LLC	Revolver	6/20/2030	1,432	(11)
The North Highland Co, LLC	Revolver	12/20/2030	1,434	—
The North Highland Co, LLC	Delayed Draw Term Loan	12/20/2026	5,903	(30)
THG Acquisition, LLC	Revolver	10/31/2031	1,202	—
THG Acquisition, LLC	Delayed Draw Term Loan	10/31/2026	2,515	—
Tricentis Operations Holdings, Inc.	Revolver	2/11/2032	2,872	(29)
Tricentis Operations Holdings, Inc.	Delayed Draw Term Loan	2/11/2027	4,595	(23)
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2028	7,269	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/30/2027	1,433	—
Triple Lift, Inc.	Revolver	5/5/2028	7,697	(308)
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	12/2/2026	1,346	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	28,117	—
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	20,901	—
Unified Women's Healthcare, LP	Revolver	6/18/2029	241	—
Unified Women's Healthcare, LP	Delayed Draw Term Loan	10/25/2026	14,190	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	12/13/2026	34,998	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
US Oral Surgery Management Holdco, LLC	Revolver	11/20/2028	$3,735	$—
Varicent Parent Holdings Corp.	Delayed Draw Term Loan	8/23/2026	2,352	(18)
Varicent Parent Holdings Corp.	Revolver	8/23/2031	1,557	(23)
Veregy Consolidated, Inc.	Delayed Draw Term Loan	4/16/2027	2,436	(9)
Veregy Consolidated, Inc.	Revolver	4/16/2031	5,845	(44)
Water Holdings Acquisition, LLC	Delayed Draw Term Loan	7/31/2026	3,708	—
West Monroe Partners, LLC	Revolver	11/8/2027	1,347	—
West Monroe Partners, LLC	Delayed Draw Term Loan	12/18/2026	2,500	—
West Star Aviation Acquisition, LLC	Revolver	5/20/2032	241	—
West Star Aviation Acquisition, LLC	Delayed Draw Term Loan	5/20/2027	451	(2)
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	8/2/2027	7,044	—
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	40,362	(199)
World Insurance Associates, LLC	Revolver	4/3/2030	4,473	(66)
WPEngine, Inc.	Revolver	8/14/2029	6,667	(200)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/1/2026	2,937	—
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	1,262	—
Zendesk, Inc.	Delayed Draw Term Loan	11/22/2025	247	—
Zendesk, Inc.	Revolver	11/22/2028	169	—
Zeus, LLC	Revolver	2/8/2030	3,426	(17)
Zeus, LLC	Delayed Draw Term Loan	2/27/2026	2,284	—
Zorro Bidco, Ltd.	Delayed Draw Term Loan	8/13/2027	4,201	—
Total Investments			$1,866,882	$(5,955)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of June 30, 2025 was 0.50%.
(10)The interest rate floor on these investments as of June 30, 2025 was 0.75%.
(11)The interest rate floor on these investments as of June 30, 2025 was 1.00%.
(12)The interest rate floor on these investments as of June 30, 2025 was 1.25%.
(13)The interest rate floor on these investments as of June 30, 2025 was 1.50%.
(14)The interest rate floor on these investments as of June 30, 2025 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.
(16)Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2025, the Company’s non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of June 30, 2025	Dividend and Interest Income
Non-controlled/affiliated Investments
Blackstone Donegal Holdings LP	$6,403	$—	$—	$334	$—	$6,737	$—
Material Holdings, LLC	21,547	865	—	(32)	—	22,380	1,151
Material Holdings, LLC	1,397	148	—	(1,152)	—	393	—
Material+ Holding Company, LLC	—	—	—	—	—	—	—
Total	$29,347	$1,013	$—	$(850)	$—	$29,510	$1,151
(17)Loan was on non-accrual status as of June 30, 2025.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company’s loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), excluding Axsome Therapeutics, Inc. - Common Stock, and may be deemed to be “restricted securities.” As of June 30, 2025, the aggregate fair value of these securities is $13,251.4 million or 210.76% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(20)The interest rate floor on these investments as of June 30, 2025 was 3.00%.

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2025
(in thousands)
(Unaudited)
ADDITIONAL INFORMATION

Foreign Currency Forward Contracts
Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD	58,793	CAD	80,000	9/18/2025	$(167)
Wells Fargo Bank, N.A.	USD	75,344	EUR	65,250	9/18/2025	(1,848)
Wells Fargo Bank, N.A.	USD	39,958	GBP	29,500	9/18/2025	(539)
Wells Fargo Bank, N.A.	USD	14,098	SEK	133,956	9/18/2025	(92)
Total Foreign Currency Forward Contracts						$(2,646)

Interest Rate Swaps
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation) (1)
SMBC Capital Markets, Inc.	November 2027 Notes	5.88%	SOFR +	1.38%	11/15/2027	$400,000	$8,969	$—	$4,974
Wells Fargo Bank, N.A.	April 2028 Notes	5.35%	SOFR +	1.65%	4/13/2028	400,000	1,913	—	7,769
Wells Fargo Bank, N.A.	April 2028 Notes	5.35%	SOFR +	1.39%	4/13/2028	300,000	3,718	—	5,027
Wells Fargo Bank, N.A.	June 2030 Notes	5.30%	SOFR +	1.46%	6/30/2030	500,000	8,391	—	8,391
Total Interest Rate Swaps							$22,991	$—	$26,161
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
Note 2. Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with GAAP are omitted. As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).
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
The Company consolidated the results of the Company’s wholly-owned subsidiaries which are considered to be investment companies. As of June 30, 2025, the Company’s consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”), BGSL Big Sky Funding LLC (“Big Sky Funding”), BXSL CLO 2024-1 LLC (the “2024-1 Issuer”), BXSL CLO 2024-1 Depositor LLC, BXSL CLO 2025-1 LLC (“BXSL CLO 2025-1”), BGSL Investments LLC (“BGSL Investments”), BXSL Associates GP (Lux) S.à r.l, BXSL Direct Lending (Lux) SCSp, BXSL C-1 LLC, and BXSL C-2 Funding LLC.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Board’s assessment, with the assistance of the Advisers, the Audit Committee and independent valuation firm(s), of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. Transfers between levels, if any, are recognized at the beginning of the quarter and year in which the transfer occurs.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and six months ended June 30, 2025, the Company recorded $1.7 million and $14.6 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and six months ended June 30, 2024, the Company recorded $0.4 million and $2.3 million, respectively, in non-recurring interest income.

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
For further information regarding the non-accrual status of investments, refer to “Note 4. Investments.”
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its condensed consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that there are no material uncertain tax positions through June 30, 2025. As applicable, the Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
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
For the three and six months ended June 30, 2025, the Company incurred $3.8 million and $8.0 million, respectively, of U.S. federal excise tax. For the three and six months ended June 30, 2024, the Company incurred $3.4 million and $6.8 million, respectively, of U.S. federal excise tax.
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
For the three and six months ended June 30, 2025, base management fees were $34.6 million and $68.9 million, respectively. For the three and six months ended June 30, 2024, base management fees were $28.1 million and $54.1 million, respectively.
As of June 30, 2025 and December 31, 2024, $34.6 million and $32.3 million, respectively, was payable to the Adviser and the Prior Adviser, as applicable, relating to management fees.
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
For the three and six months ended June 30, 2025, the Company accrued income based incentive fees of $34.7 million and $69.0 million, respectively. For the three and six months ended June 30, 2024, the Company accrued income based incentive fees of $37.4 million and $73.2 million, respectively.
As of June 30, 2025 and December 31, 2024, there was $34.7 million and $38.7 million, respectively, payable to the Adviser and the Prior Adviser, as applicable, for income based incentive fees.
For the three and six months ended June 30, 2025, the Company accrued no capital gains based incentive fees. For the three and six months ended June 30, 2024, the Company accrued capital gains based incentive fees of $3.1 million and $6.3 million, respectively. As of June 30, 2025 and December 31, 2024, no amount was payable to the Adviser and the Prior Adviser, as applicable, for capital gains based incentive fees.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
For providing these services, the Company will reimburse the Administrator for the costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrators in performing their administrative obligations under the Administration Agreements, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals (including information technology professionals) at the Administrators that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator and the Prior Administrator have not historically, and the Administrator does not currently, calculate the amount of rent and other occupancy costs allocable to the Company, and the Administrator and the Prior Administrator have not indicated an intention to seek reimbursement from the Company for such costs. Thus, the Administrator and the Prior Administrator, as applicable, have waived their rights to any reimbursement for rent and other occupancy costs for prior periods, including for the three and six months ended June 30, 2025 and 2024. The Administrator and the Prior Administrator cannot recoup any expenses that they have previously waived. However, in future periods, the Administrator may choose to establish an allocation methodology to calculate these costs and seek reimbursement from the Company, in which case the Company will accrue and reimburse the Administrator for such costs for that period.
For the three and six months ended June 30, 2025, the Company incurred $0.7 million and $1.7 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2024, the Company incurred $0.8 million and $1.4 million, respectively, in expenses under the Prior Administration Agreement, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations.
As of June 30, 2025 and December 31, 2024, $1.3 million and $1.5 million, respectively, was unpaid and included in Due to affiliates in the Condensed Consolidated Statements of Assets and Liabilities.
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
The Expense Support Agreement terminated by its own terms on October 28, 2021. The Company’s obligation to make Reimbursement Payments terminated on October 28, 2024. As of June 30, 2024, there were no amounts subject to the Reimbursement Payment obligation. As of June 30, 2024, there were no unreimbursed Expense Payments remaining. For the three and six months ended June 30, 2024, the Sub-Adviser made no Expense Payments. For the three and six months ended June 30, 2024, the Company made no Reimbursement Payments related to Expense Payments by the Sub-Adviser.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$13,113,676	$13,015,201	98.2%	$12,959,332	$12,830,389	98.0%
Second lien debt	123,559	122,942	0.9	122,634	119,184	0.9
Unsecured debt	14,009	13,721	0.1	33,644	33,521	0.3
Equity	76,115	100,936	0.8	77,609	109,424	0.8
Total	$13,327,359	$13,252,800	100.0%	$13,193,219	$13,092,518	100.0%
The industry composition of investments at fair value was as follows:

	June 30, 2025	December 31, 2024
Aerospace & Defense	4.4%	4.4%
Air Freight & Logistics	2.1	3.0
Auto Components (1)(2)	0.0	0.0
Biotechnology	0.1	—
Building Products	2.3	2.4
Chemicals	0.3	0.3
Commercial Services & Supplies	8.2	7.7
Construction & Engineering	0.8	0.8
Consumer Staples Distribution & Retail (1)	0.0	—
Containers & Packaging	0.2	0.2
Distributors	3.0	3.1
Diversified Consumer Services	4.3	4.6
Diversified Telecommunication Services	1.0	1.0
Electric Utilities	1.0	1.1
Electrical Equipment	0.8	0.8
Electronic Equipment, Instruments & Components	2.0	1.9
Energy Equipment & Services	0.2	0.2
Financial Services	0.5	0.3
Ground Transportation	0.1	0.2
Health Care Equipment & Supplies	0.4	0.7
Health Care Providers & Services	9.6	9.2
Health Care Technology	5.2	5.0
Insurance	8.2	7.4
Interactive Media & Services	0.4	0.5
Internet & Direct Marketing Retail	—	2.4
IT Services	5.4	4.4
Life Sciences Tools & Services	0.9	0.6
Machinery	0.3	0.2
Marine	0.5	0.4
Media	0.6	0.4

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	June 30, 2025	December 31, 2024
Oil, Gas & Consumable Fuels	0.6%	0.6%
Paper & Forest Products	0.1	0.1
Pharmaceuticals	0.3	0.2
Professional Services	8.8	8.4
Real Estate Management & Development	1.2	1.1
Software	20.3	20.1
Specialty Retail	1.4	1.3
Technology Hardware, Storage & Peripherals	0.6	0.6
Trading Companies & Distributors	0.9	1.0
Transportation Infrastructure	2.8	3.4
Wireless Telecommunication Services	0.2	—
Total	100.0%	100.0%
(1)Amount rounds to less than 0.1% as of June 30, 2025.
(2)Amount rounds to less than 0.1% as of December 31, 2024.
The geographic composition of investments at cost and fair value was as follows:

	June 30, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$11,897,748	$11,768,803	88.8%	187.2%
Europe	1,161,035	1,210,929	9.2	19.2
Bermuda/Cayman Islands	148,911	149,748	1.1	2.4
Canada	119,027	122,667	0.9	2.0
Asia	638	653	0.0	0.0
Total	$13,327,359	$13,252,800	100.0%	210.8%

	December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$11,663,322	$11,595,231	88.6%	190.8%
Europe	1,138,542	1,104,837	8.4	18.2
Canada	241,124	242,103	1.8	4.0
Bermuda/Cayman Islands	149,595	149,735	1.2	2.5
Asia	636	612	0.0	0.0
Total	$13,193,219	$13,092,518	100.0%	215.5%
As of June 30, 2025 and December 31, 2024, four borrowers (across five loans) and four borrowers (five loans) in the portfolio were on non-accrual status, respectively.
As of June 30, 2025 and December 31, 2024, on a fair value basis, 99.8% and 99.8%, respectively, of performing debt investments bore interest at a floating rate and 0.2% and 0.2%, respectively, of performing debt investments bore interest at a fixed rate.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 5. Fair Value Measurements
The following tables present the fair value hierarchy of financial instruments:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$214,844	$12,800,357	$13,015,201
Second lien debt	—	—	122,942	122,942
Unsecured debt	—	—	13,721	13,721
Equity	1,430	—	99,506	100,936
Total	$1,430	$214,844	$13,036,526	$13,252,800

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$115,753	$12,714,636	$12,830,389
Second lien debt	—	—	119,184	119,184
Unsecured debt	—	—	33,521	33,521
Equity	—	—	109,424	109,424
Total	$—	$115,753	$12,976,765	$13,092,518

Within Investments at fair value, substantially all Equity investments are illiquid and privately negotiated in nature and are subject to contractual sale constraints or other restrictions pursuant to their respective governing or similar agreements.
The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total Investments
Fair value, beginning of period	$12,370,969	$118,482	$13,658	$99,163	$12,602,272
Purchases of investments	546,760	2,123	471	9	549,363
Proceeds from principal repayments and sales of investments	(163,314)	(662)	—	(230)	(164,206)
Accretion of discount (amortization of premium)	10,437	75	11	—	10,523
Net realized gain (loss)	(1,232)	—	—	—	(1,232)
Net change in unrealized appreciation (depreciation)	36,737	2,924	(419)	564	39,806
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—	—
Fair value, end of period	$12,800,357	$122,942	$13,721	$99,506	$13,036,526
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2025 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$37,050	$2,924	$(419)	$564	$40,119

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	Six Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total Investments
Fair value, beginning of period	$12,714,636	$119,184	$33,521	$109,424	$12,976,765
Purchases of investments	1,262,249	3,787	939	177	1,267,152
Proceeds from principal repayments and sales of investments	(1,128,141)	(3,010)	(20,595)	(10,454)	(1,162,200)
Accretion of discount (amortization of premium)	26,437	149	21	—	26,607
Net realized gain (loss)	(212)	(1)	—	7,316	7,103
Net change in unrealized appreciation (depreciation)	27,338	2,833	(165)	(6,957)	23,049
Transfers into Level 3 (1)	225	—	—	—	225
Transfers out of Level 3 (1)	(102,175)	—	—	—	(102,175)
Fair value, end of period	$12,800,357	$122,942	$13,721	$99,506	$13,036,526
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2025 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$30,042	$2,347	$(435)	$(2,405)	$29,549

	Three Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total Investments
Fair value, beginning of period	$10,178,311	$41,515	$11,859	$98,680	$10,330,365
Purchases of investments	906,014	501	413	3	906,931
Proceeds from principal repayments and sales of investments	(87,920)	—	—	—	(87,920)
Accretion of discount (amortization of premium)	9,227	23	11	—	9,261
Net realized gain (loss)	195	—	—	—	195
Net change in unrealized appreciation (depreciation)	21,574	(54)	(5)	(1,067)	20,448
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	(51,434)	—	—	—	(51,434)
Fair value, end of period	$10,975,967	$41,985	$12,278	$97,616	$11,127,846
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2024 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$21,185	$(54)	$(5)	$(1,067)	$20,059

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	Six Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total Investments
Fair value, beginning of period	$9,564,203	$41,515	$9,924	$94,940	$9,710,582
Purchases of investments	1,639,580	681	2,198	2,190	1,644,649
Proceeds from principal repayments and sales of investments	(272,398)	—	—	—	(272,398)
Accretion of discount (amortization of premium)	18,538	48	20	—	18,606
Net realized gain (loss)	623	—	—	—	623
Net change in unrealized appreciation (depreciation)	26,223	(259)	136	486	26,586
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	(802)	—	—	—	(802)
Fair value, end of period	$10,975,967	$41,985	$12,278	$97,616	$11,127,846
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2024 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$28,769	$(259)	$130	$486	$29,126
(1)For the three and six months ended June 30, 2025 and 2024, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. These tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	June 30, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$12,651,785	Yield Analysis	Discount Rate	4.95%	17.04%	9.79%
	148,457	Asset Recoverability	Market Multiple	8.12x	11.50x	8.71x
	115	Market Quotations	Broker Quoted Price	97.25	97.25	97.25
	12,800,357
Investments in second lien debt	122,942	Yield Analysis	Discount Rate	8.51%	16.62%	11.04%
Investments in unsecured debt	13,721	Yield Analysis	Discount Rate	13.06%	14.51%	14.31%
Investments in equity	59,947	Market Approach	Performance Multiple	6.40x	28.50x	12.70x
	22,592	Yield Analysis	Discount Rate	11.42%	20.96%	13.05%
	14,123	Option Pricing Model	Expected Volatility	32.00%	70.50%	37.53%
	2,844	Asset Recoverability	Market Multiple	11.50x	11.50x	11.50x
	99,506
Total	$13,036,526

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
Financial Instruments Not Carried at Fair Value
Debt
The fair value of the Company’s SPV Financing Facilities (as defined in Note 7) and Revolving Credit Facility (as defined in Note 7), as of June 30, 2025 and December 31, 2024, approximates their carrying value as the credit facilities have variable interest based on selected short-term rates. These financial instruments would be categorized as Level 3 within the fair value hierarchy.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the fair value measurements of the Company’s Unsecured Notes and Debt Securitization Notes (as defined in Note 7) had they been accounted for at fair value. These financial instruments would be categorized as Level 3 within the fair value hierarchy as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
	Fair Value	Fair Value
2026 Notes	$795,040	$788,880
New 2026 Notes	681,730	672,420
2027 Notes	621,075	608,725
2028 Notes	605,085	590,200
November 2027 Notes	408,560	406,440
April 2028 Notes	705,180	698,460
June 2030 Notes	495,600	—
2024-1 Notes	457,460	457,568
Total	$4,769,730	$4,222,693
Other
As of June 30, 2025 and December 31, 2024, the carrying amounts of the Company’s other assets and liabilities approximate fair value. These financial instruments, with the exception of cash and cash equivalents (including money market funds classified within Cash and Cash Equivalents in the Condensed Consolidated Statements of Assets and Liabilities) which would be categorized as Level 1, would be categorized as Level 3 within the fair value hierarchy.
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
The following tables present the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$—	$—	$—	$—
Interest rate swaps	—	22,991	—	22,991	1,600,000
Total Derivative assets at fair value	$—	$22,991	$—	$22,991	$1,600,000

Derivative Liabilities
Foreign currency forward contracts	$—	$(2,646)	$—	$(2,646)	$188,193
Interest rate swaps	—	—	—	—	—
Total Derivative liabilities at fair value	$—	$(2,646)	$—	$(2,646)	$188,193
Cash collateral posted				$11,070

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$2,401	$—	$2,401	$171,016
Interest rate swaps	—	3,995	—	3,995	400,000
Total Derivative assets at fair value	$—	$6,396	$—	$6,396	$571,016

Derivative Liabilities
Foreign currency forward contracts	$—	$—	$—	$—	$—
Interest rate swaps	—	(7,164)	—	(7,164)	700,000
Total Derivative liabilities at fair value	$—	$(7,164)	$—	$(7,164)	$700,000
Cash collateral posted				$4,807
In the tables above:
•The notional amount represents the absolute value amount of all outstanding derivative contracts.
•All foreign currency derivatives are not designated in hedge relationships.
•All interest rate swaps are designated in fair value hedge relationships.
•The fair value has been presented prior to the application of counterparty netting or cash collateral netting.
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship for the three and six month periods ended June 30, 2025 and June 30, 2024, respectively. The net change in unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on derivative instruments in the Condensed Consolidated Statements of Operations. The net realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net realized gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Unrealized appreciation (depreciation)
Foreign currency forward contracts	$(3,126)	$—	$(5,047)	$—
Net change in unrealized appreciation (depreciation)	$(3,126)	$—	$(5,047)	$—
Realized gain (loss)
Foreign currency forward contracts	$(7,673)	$—	$(9,727)	$—
Net realized gain (loss)	$(7,673)	$—	$(9,727)	$—
Offsetting of Derivative Instruments
The Company has elected to offset cash collateral posted to or received from its counterparty against the net fair value of derivative instruments with that counterparty. The following tables present the offsetting of the Company’s derivative financial instruments as of June 30, 2025 and December 31, 2024:

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	As of June 30, 2025
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Cash Collateral Offset	Net Amount Derivative Asset	Cash Collateral Received (1)	Cash Collateral Received Not Offset (2)
SMBC Capital Markets, Inc.	$8,969	$—	$—	$8,969	$—	$—
Wells Fargo Bank, N.A.	14,022	(2,646)	—	11,376	—	—
	$22,991	$(2,646)	$—	$20,345	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Cash Collateral Offset	Net Amount Derivative Liabilities	Cash Collateral Posted (1)	Cash Collateral Posted Not Offset (2)
SMBC Capital Markets, Inc.	$—	$—	$—	$—	$1,770	$1,770
Wells Fargo Bank, N.A.	(2,646)	2,646	—	—	9,300	9,300
	$(2,646)	$2,646	$—	$—	$11,070	$11,070

	As of December 31, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Cash Collateral Offset	Net Amount Derivative Asset	Cash Collateral Received (1)	Cash Collateral Received Not Offset (2)
SMBC Capital Markets, Inc.	$3,995	$—	$—	$3,995	$—	$—
Wells Fargo Bank, N.A.	2,401	(2,401)	—	—	—	—
	$6,396	$(2,401)	$—	$3,995	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Cash Collateral Offset	Net Amount Derivative Liabilities	Cash Collateral Posted (1)	Cash Collateral Posted Not Offset (2)
SMBC Capital Markets, Inc.	$—	$—	$—	$—	$1,770	$1,770
Wells Fargo Bank, N.A.	(7,164)	2,401	4,763	—	7,800	3,037
	$(7,164)	$2,401	$4,763	$—	$9,570	$4,807
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
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three and six month periods ended June 30, 2025 and June 30, 2024, respectively.
For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item is recorded in Interest expense and recognized as components of Interest expense in the Condensed Consolidated Statements of Operations.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Interest rate swaps	$10,369	$2,015	$25,778	$2,015
Hedged items	(10,373)	(1,432)	(24,658)	(1,432)
The table below presents the carrying value of unsecured borrowings as of June 30, 2025 and December 31, 2024 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	June 30, 2025		December 31, 2024
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured notes	$1,598,918	$21,762	$1,082,389	$(2,896)
Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On September 25, 2018, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of June 30, 2025 and December 31, 2024, the Company’s asset coverage was 188.5% and 185.7%, respectively.
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
As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.

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
The maximum commitment amount of the Jackson Hole Funding Facility as of June 30, 2025 was $500.0 million. The Jackson Hole Funding Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Jackson Hole Funding Facility to up to $900.0 million. Proceeds from borrowings under the Jackson Hole Funding Facility may be used to fund portfolio investments by Jackson Hole Funding and to make advances under delayed draw term loans where Jackson Hole Funding is a lender. The period during which Jackson Hole Funding may make borrowings under the Jackson Hole Funding Facility expires on November 28, 2025 and the Jackson Hole Funding Facility is scheduled to mature on May 17, 2027.
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
The maximum commitment amount of the Big Sky Funding Facility as of June 30, 2025 was $650.0 million. The Big Sky Funding Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Big Sky Funding Facility to up to $800.0 million. Proceeds from borrowings under the Big Sky Funding Facility may be used to fund portfolio investments by Big Sky Funding and to make advances under revolving loans or delayed draw term loans where Big Sky Funding is a lender. The period during which Big Sky Funding may make borrowings under the Big Sky Funding Facility expires on March 30, 2027 and the Big Sky Funding Facility is scheduled to mature on September 30, 2027.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Revolving Credit Facility provides for borrowings in USD and certain agreed-upon foreign currencies. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. As of June 30, 2025, a portion of the Revolving Credit Facility consists of (A) funded term loans in the aggregate principal amount of $423.5 million and (B) revolving commitments in the aggregate principal amount of $1.9 billion and the Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $175.0 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries in the ordinary course of business. Availability of the revolver under the Revolving Credit Facility will terminate on August 12, 2028 (other than with respect to the revolving commitments of certain lenders in the amount of $200.0 million, which expire on June 28, 2026) and all amounts outstanding under the Revolving Credit Facility must be repaid by August 12, 2029 (other than with respect to the revolving commitments of certain lenders in the amount of $200.0 million which mature on June 28, 2027) pursuant to an amortization schedule.
Loans under the Revolving Credit Facility with respect to revolving commitments of certain lenders in the amount of $200.0 million bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by Citi, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.5% and (c) one month adjusted Term SOFR plus 1% per annum) plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 0.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.875%, and (y) for all other loans, the applicable benchmark rate for the related interest period for such borrowing plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 1.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.875%. All other loans under the Revolving Credit Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by Citi, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.5% and (c) one month adjusted Term SOFR plus 1% per annum) plus (A) if the gross borrowing base is equal to or greater than 2.0 times the combined revolving debt amount, 0.525%, (B) if the gross borrowing base is less than 2.0 times and is equal to or greater than 1.6 times the combined revolving debt amount, 0.650%, or (C) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.775%, and (y) for all other loans, the applicable benchmark rate for the related interest period for such borrowing plus (A) if the gross borrowing base is equal to or greater than 2.0 times the combined revolving debt amount, 1.525%, (B) if the gross borrowing base less than 2.0 times and is equal to or greater than 1.6 times the combined revolving debt amount, 1.650%, or (C) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.775%. The Company will pay an unused fee of 0.325% per annum on the daily unused amount of the revolver commitments (other than with respect to the revolving commitments of certain lenders in the amount of $200.0 million, for which the Company pays an unused fee of 0.375%). The Company pays letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the Revolving Credit Facility.
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
As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
On August 4, 2025, the Revolving Credit Facility was amended. For further detail on the amendment, see “Note 13. Subsequent Events.”

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
As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.
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

		June 30, 2025
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	June 30, 2025	December 31, 2024
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments	$752,513	$736,551
Total investments at fair value	752,513	736,551
Cash and cash equivalents (restricted cash of $87,065 and $2,499, respectively)	87,065	2,499
Interest receivable from non-controlled/non-affiliated investments	10,217	8,268
Total assets	$849,795	$747,318
LIABILITIES
Debt (net of unamortized debt issuance costs of $2,315 and $2,417, respectively)	$455,185	$455,083
Interest payable	16,920	3,125
Total liabilities	$472,105	$458,208
The Company’s outstanding debt obligations were as follows:

	June 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility (3)	$500,000	$99,874	$99,874	$—	$400,126	$400,126
Breckenridge Funding Facility	1,175,000	595,850	595,850	—	579,150	536,336
Big Sky Funding Facility	650,000	343,150	343,150	—	306,850	253,975
BXSL 2025-1 Facility	400,000	—	—	—	400,000	400,000
Revolving Credit Facility (4)	2,325,000	1,211,272	1,211,272	—	1,113,728	1,113,728
2026 Notes	800,000	800,000	799,026	974	—	—
New 2026 Notes	700,000	700,000	697,857	2,143	—	—
2027 Notes	650,000	650,000	645,529	4,471	—	—
2028 Notes	650,000	650,000	643,889	6,111	—	—
November 2027 Notes (5)	400,000	400,000	403,545	4,813	—	—
April 2028 Notes (5)	700,000	700,000	698,176	7,450	—	—
June 2030 Notes (5)	500,000	500,000	497,197	10,582	—	—
2024-1 Notes	457,500	457,500	455,185	2,315	—	—
Total	$9,907,500	$7,107,646	$7,090,550	$38,859	$2,799,854	$2,704,165
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in USD or certain other permitted currencies. As of June 30, 2025, the Company had no borrowings denominated in currencies other than USD.
(4)Under the Revolving Credit Facility, the Company may borrow in USD or certain other permitted currencies. As of June 30, 2025, the Company had non-USD borrowings denominated in the following currencies:
•CAD 30.7 million
•EUR 283.9 million
•GBP 258.0 million
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
As of June 30, 2025 and December 31, 2024, $64.9 million and $53.4 million, respectively, of interest expense and $0.3 million and $0.6 million, respectively, of unused commitment fees were included in interest payable.
For the three and six months ended June 30, 2025, the weighted average interest rate (including unused fees, accretion of net discounts on unsecured debt and the impact of the application of hedge accounting) on all borrowings outstanding was 5.03% and 5.02%, respectively. For the three and six months ended June 30, 2024, the weighted average interest rate (including unused fees, accretion of net discounts on unsecured debt and the impact of the application of hedge accounting) on all borrowings outstanding was 5.26% and 5.18%, respectively.
For the three and six months ended June 30, 2025, the weighted average all-in cost of debt (including unused fees, accretion of net discounts on unsecured debt, amortization of deferred financing costs, and the impact of the application of hedge accounting) was 5.10% and 5.09%, respectively. For the three and six months ended June 30, 2024, the weighted average all-in cost of debt (including unused fees, accretion of net discounts on unsecured debt, amortization of deferred financing costs, and the impact of the application of hedge accounting) was 5.38% and 5.31%, respectively.
For the three and six months ended June 30, 2025, the average principal debt outstanding was $7,155.4 million and $7,234.0 million, respectively. For the three and six months ended June 30, 2024, the average principal debt outstanding was $5,798.8 million and $5,422.5 million, respectively.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Borrowing interest expense	$84,569	$74,511	$172,209	$135,676
Facility unused fees	2,538	927	4,239	2,743
Amortization of deferred financing costs	1,440	1,705	2,850	3,403
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	3,734	2,281	7,085	4,321
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(10,369)	(2,015)	(25,778)	(2,015)
Hedged items	10,373	1,432	24,658	1,432
Total Interest Expense	$92,285	$78,841	$185,263	$145,560
Cash paid for interest expense	$68,885	$61,034	$165,186	$133,658
Note 8. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2025 and December 31, 2024, the Company had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate amount of $1.9 billion and $1.7 billion, respectively.
Additionally, from time to time, the Advisers and their affiliates may commit to an investment on behalf of the investment vehicles they manage, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of June 30, 2025 and December 31, 2024, the Company estimates that $175.7 million and $162.3 million, respectively, of investments were committed but not yet funded.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2025 and December 31, 2024, management is not aware of any material pending legal proceedings.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
As of June 30, 2025, the Company is party to eight separate equity distribution agreements with sales agents (“Equity Distribution Agreements”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $600.0 million of its Common Shares. Sales of Common Shares made pursuant to the Equity Distribution Agreements may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415(a)(5) under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of the Common Shares, the Company’s capital needs, and the Company’s determination of the appropriate sources of funding to meet such needs. As of June 30, 2025, Common Shares with an aggregate sales price of $439.5 million remained available for issuance under the Equity Distribution Agreements.
The following table summarizes the total Common Shares issued and proceeds received, for the three months ended June 30, 2025, through the “at-the-market” offering program:

Issuances of Common Shares	Number of Common Shares Issued	Gross Proceeds	Placement Fees/Offering Expenses	Net Proceeds (1)	Average Share Price (2)
“At-the-market” Offering	2,045,455	$64,205	$193	$64,012	$31.29
(1)The Company received $5.4 million of proceeds subsequent to June 30, 2025 on July 1, 2025. The amount was recorded as Receivable for shares sold in the Consolidated Statement of Assets and Liabilities.
(2)Represents the net offering price per share after deducting placement fees and commissions and offering expenses.
The following table summarizes the total Common Shares issued and proceeds received, for the six months ended June 30, 2025, through the “at-the-market” offering program:

Issuances of Common Shares	Number of Common Shares Issued	Gross Proceeds	Placement Fees/Offering Expenses	Net Proceeds (1)	Average Share Price (2)
“At-the-market” Offering	7,807,103	$250,902	$2,060	$248,842	$31.87
(1)The Company received $5.4 million of proceeds subsequent to June 30, 2025 on July 1, 2025. The amount was recorded as Receivable for shares sold in the Consolidated Statement of Assets and Liabilities.
(2)Represents the net offering price per share after deducting placement fees and commissions and offering expenses.
The following table summarizes the total Common Shares issued and proceeds received, for the three months ended June 30, 2024, through the “at-the-market” offering program:

Issuances of Common Shares	Number of Common Shares Issued	Gross Proceeds	Placement Fees/Offering Expenses	Net Proceeds (1)	Average Share Price (2)
“At-the-market” Offering	6,333,768	$190,966	$831	$190,135	$30.02
(1)The Company received $1.9 million of proceeds subsequent to June 30, 2024 on July 1, 2024. The amount was recorded as Receivable for shares sold in the Condensed Consolidated Statement of Assets and Liabilities.
(2)Represents the net offering price per share after deducting placement fees and commissions and offering expenses.
The following table summarizes the total Common Shares issued and proceeds received, for the six months ended June 30, 2024, through the “at-the-market” offering program:

Issuances of Common Shares	Number of Common Shares Issued	Gross Proceeds	Placement Fees/Offering Expenses	Net Proceeds (1)	Average Share Price (2)
“At-the-market” Offering	12,219,314	$353,693	$1,535	$352,158	$28.82
(1)The Company received $1.9 million of proceeds subsequent to June 30, 2024 on July 1, 2024. The amount was recorded as Receivable for shares sold in the Condensed Consolidated Statement of Assets and Liabilities.
(2)Represents the net offering price per share after deducting placement fees and commissions and offering expenses.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Distributions
The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2025 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 26, 2025	March 31, 2025	April 25, 2025	$0.7700	$175,421
May 7, 2025	June 30, 2025	July 25, 2025	0.7700	177,007
Total distributions			$1.5400	$352,428
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
Pursuant to the DRIP, the following table summarizes the amounts and shares issued to shareholders who have not opted out of the DRIP during the six months ended June 30, 2025 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 24, 2025	$5,130	165,096
April 25, 2025	5,380	191,060
Total distributions	$10,510	356,156

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table summarizes the amounts and shares issued to shareholders who have not opted out of the DRIP during the six months ended June 30, 2024 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 26, 2024	$5,614	206,465
April 26, 2024	5,293	173,614
Total distributions	$10,907	380,079
Share Repurchase Plan
In February 2023, the Board approved a share repurchase plan, under which the Company was authorized to repurchase up to $250.0 million in the aggregate of its outstanding Common Shares in the open market at prices below the Company’s NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act (the “10b-18 Plan”). The 10b-18 Plan was not renewed and terminated by its terms on February 22, 2024. For the three and six months ended June 30, 2024, the Company did not repurchase any of its shares under the 10b-18 Plan.
Note 10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net increase (decrease) in net assets resulting from operations	$155,042	$196,186	$304,851	$379,941
Weighted average shares outstanding (basic and diluted)	228,192,335	193,908,352	227,389,213	192,254,100
Earnings (loss) per common share (basic and diluted)	$0.68	$1.01	$1.34	$1.98

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 11. Financial Highlights and Senior Securities
The following are the financial highlights for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Per Share Data (1):
Net asset value, beginning of period	$27.39	$26.66
Net investment income	1.60	1.76
Net change in unrealized and realized gain (loss)	(0.26)	0.21
Net increase (decrease) in net assets resulting from operations	1.34	1.97
Distributions from net investment income (2)	(1.54)	(1.54)
Net increase (decrease) in net assets from capital share transactions	0.14	0.10
Total increase (decrease) in net assets	(0.06)	0.53
Net asset value, end of period	$27.33	$27.19
Market value, end of period	$30.75	$30.62
Shares outstanding, end of period	230,055,444	198,381,800
Total return based on NAV (3)	5.1%	7.3%
Total return based on market value (4)	0.2%	16.8%
Ratios:
Ratio of net expenses to average net assets (5)	10.6%	11.1%
Ratio of net investment income to average net assets (5)	11.7%	12.9%
Portfolio turnover rate	8.9%	2.6%
Supplemental Data:
Net assets, end of period	$6,288,296	$5,394,573
Asset coverage ratio	188.5%	188.3%
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
(5)Amounts are annualized except for amounts relating to excise tax expense. For the six months ended June 30, 2025 and 2024, the ratio of total operating expenses to average net assets was 10.6% and 11.1%.
The following is information about the Company’s senior securities as of the dates indicated in the table below:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Subscription Facility
June 30, 2025	$—	$—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	119,752	2,151	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Jackson Hole Funding Facility
June 30, 2025	$99,874	$1,885	—	N/A
December 31, 2024	399,874	1,857	—	N/A
December 31, 2023	233,019	2,003	—	N/A
December 31, 2022	360,019	1,748	—	N/A
December 31, 2021	361,007	1,802	—	N/A
December 31, 2020	362,316	2,300	—	N/A
December 31, 2019	514,151	2,151	—	N/A
December 31, 2018	120,000	2,278	—	N/A
Breckenridge Funding Facility
June 30, 2025	595,850	1,885	—	N/A
December 31, 2024	649,350	1,857	—	N/A
December 31, 2023	741,700	2,003	—	N/A
December 31, 2022	825,000	1,748	—	N/A
December 31, 2021	568,680	1,802	—	N/A
December 31, 2020	569,000	2,300	—	N/A
December 31, 2019	820,311	2,151	—	N/A
December 31, 2018	65,000	2,278	—	N/A
Big Sky Funding Facility
June 30, 2025	343,150	1,885	—	N/A
December 31, 2024	400,000	1,857	—	N/A
December 31, 2023	480,906	2,003	—	N/A
December 31, 2022	499,606	1,748	—	N/A
December 31, 2021	499,606	1,802	—	N/A
December 31, 2020	200,346	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
BXSL 2025-1 Facility
June 30, 2025	—	1,885	—	N/A
December 31, 2024	—	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Revolving Credit Facility
June 30, 2025	$1,211,272	$1,885	—	N/A
December 31, 2024	1,287,140	1,857	—	N/A
December 31, 2023	682,258	2,003	—	N/A
December 31, 2022	678,378	1,748	—	N/A
December 31, 2021	915,035	1,802	—	N/A
December 31, 2020	182,901	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2023 Notes
June 30, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	400,000	1,748	—	N/A
December 31, 2021	400,000	1,802	—	N/A
December 31, 2020	400,000	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2026 Notes
June 30, 2025	800,000	1,885	—	N/A
December 31, 2024	800,000	1,857	—	N/A
December 31, 2023	800,000	2,003	—	N/A
December 31, 2022	800,000	1,748	—	N/A
December 31, 2021	800,000	1,802	—	N/A
December 31, 2020	800,000	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
New 2026 Notes
June 30, 2025	700,000	1,885	—	N/A
December 31, 2024	700,000	1,857	—	N/A
December 31, 2023	700,000	2,003	—	N/A
December 31, 2022	700,000	1,748	—	N/A
December 31, 2021	700,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
2027 Notes
June 30, 2025	$650,000	$1,885	—	N/A
December 31, 2024	650,000	1,857	—	N/A
December 31, 2023	650,000	2,003	—	N/A
December 31, 2022	650,000	1,748	—	N/A
December 31, 2021	650,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2028 Notes
June 30, 2025	650,000	1,885	—	N/A
December 31, 2024	650,000	1,857	—	N/A
December 31, 2023	650,000	2,003	—	N/A
December 31, 2022	650,000	1,748	—	N/A
December 31, 2021	650,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
November 2027 Notes
June 30, 2025	400,000	1,885	—	N/A
December 31, 2024	400,000	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
April 2028 Notes
June 30, 2025	700,000	1,885	—	N/A
December 31, 2024	700,000	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
June 2030 Notes
June 30, 2025	$500,000	$1,885	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2024-1 Notes
June 30, 2025	457,500	1,885	—	N/A
December 31, 2024	457,500	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
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
The chief operating decision maker (“CODM”) consists of the Company’s co-chief executive officers and chief financial officer. The primary performance metric provided to the CODM to assess performance and make operating decisions is Net increase (decrease) in net assets resulting from operations which is reported on the Condensed Consolidated Statement of Operations.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the condensed consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the condensed consolidated financial statements as of June 30, 2025, except as discussed below.
On August 6, 2025, the Board declared a distribution of $0.77 per share to shareholders of record as of September 30, 2025, which is payable on or about October 24, 2025.
Revolving Credit Facility Amendment
On August 4, 2025, the Company entered into an amendment (the “Revolver Amendment”) to the Revolving Credit Facility, among the Company, as borrower, each of the lenders from time to time party thereto and Citibank, N.A., as administrative agent. The Revolver Amendment provides for, among other things, (a) increasing the aggregate committed principal from $2.3 billion to $2.4 billion, which is comprised of (i) revolving commitments in an aggregate amount of $2.0 billion and (ii) funded term loans in an aggregate principal amount of $433.5 million, (b) an extension of the period during which the Company may make borrowings on the Revolving Credit Facility from August 12, 2028 to August 4, 2029 (other than with respect to the revolving commitments of certain lenders in the amount of $200.0 million, which expire on June 28, 2026), (c) an extension of the scheduled maturity date of the Revolving Credit Facility from August 12, 2029 to August 4, 2030 (other than with respect to the revolving commitments of certain lenders in the amount of $200.0 million, which mature on June 28, 2027), (d) resetting the minimum shareholders’ equity test, (e) removing the Term SOFR Adjustment with respect to the 2030 Loans (as defined in the Credit Agreement) and (f) removing provisions related to sustainability targets.

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
Revenues
We generate revenues in the form of interest income from the debt securities we hold and dividends. Our debt investments typically have a term of five to eight years and bear interest at floating rates on the basis of a benchmark such as SOFR, SONIA, etc. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments fluctuates significantly from period to period. Our portfolio activity also reflects the proceeds of sales of securities. In some cases, our investments may provide for deferred interest payments or Payment-in-kind (“PIK”) interest. The principal amount of loans and any accrued but unpaid interest generally become due at the maturity date.
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
From time to time, the Advisers, the Administrators or their respective affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, the Administrator or such affiliates thereof; the Adviser will reimburse the Sub-Adviser, the Administrator or such affiliates thereof; and the Administrator will reimburse the Sub-Administrator or such affiliates thereof, in each case, for any such amounts. From time to time, the Advisers or the Administrators may defer or waive fees or rights to be reimbursed. Pursuant to the Administration Agreement, the Company’s allocable portion of the Administrator’s rent and other occupancy costs are expenses of the Company. However, the Administrator and the Prior Administrator have not historically, and the Administrator does not currently, calculate the amount of rent and other occupancy costs allocable to the Company and the Administrator and Prior Administrator have not indicated an intention to seek reimbursement from the Company for such costs. Thus, the Administrator and the Prior Administrator, as applicable, have waived their rights to any reimbursement for rent and other occupancy costs for the three and six months ended June 30, 2025 and 2024. The Administrator and the Prior Administrator cannot recoup any expenses that they have previously waived. However, in future periods, the Administrator may choose to establish an allocation methodology to calculate these costs and seek reimbursement from the Company, in which case the Company will accrue and reimburse the Administrator for such costs for that period. All of the foregoing expenses will ultimately be borne by our shareholders.
Costs and expenses of the Administrators and the Advisers that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.

Portfolio and Investment Activity
For the three months ended June 30, 2025, we made $631.2 million aggregate principal amount of new investment commitments (including $249.5 million of which remained unfunded as of June 30, 2025), $626.0 million of which was first lien debt, $3.7 million of which was second lien debt, and $1.5 million of which was equity.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended June 30,
	2025	2024
Investments:
Total investments, beginning of period	$12,952,035	$10,496,753
New investments purchased	530,481	890,601
Payment-in-kind interest capitalized	20,350	22,717
Net accretion of discount on investments	11,135	9,627
Net realized gain (loss) on investments	(1,232)	195
Investments sold or repaid	(185,410)	(89,424)
Total investments, end of period	$13,327,359	$11,330,469
Amount of investments funded at principal:
First lien debt	$538,575	$902,786
Second lien debt	434	—
Equity	1,477	3
Total	$540,486	$902,789
Proceeds from investments sold or repaid:
First lien debt	$(184,518)	$(89,424)
Second lien debt	(662)	—
Equity	(230)	—
Total	$(185,410)	$(89,424)
Number of new investments in new portfolio companies	15	23
Average new investment commitment amount	$22,520	$27,357
Weighted average yield of new investments	9.8%	10.9%
Weighted average yield on investments fully sold or paid down	10.3%	11.7%

	June 30, 2025	December 31, 2024
Number of portfolio companies	295	276
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	10.2%	10.3%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	10.2%	10.4%
Average loan-to-value (LTV) (3)	46.9%	46.0%
Percentage of performing debt investments bearing a floating rate (4)	99.8%	99.8%
Percentage of performing debt investments bearing a fixed rate (4)	0.2%	0.2%
Percentage of assets on non-accrual, at amortized cost (5)	0.3%	0.3%
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
(2)As of June 30, 2025 and December 31, 2024, the weighted average total portfolio yield at cost was 10.1% and 10.2%, respectively. As of June 30, 2025 and December 31, 2024, the weighted average total portfolio yield at fair value was 10.1% and 10.3%, respectively.
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

(4)As a percentage of total fair value of performing debt investments. As of June 30, 2025 and December 31, 2024, performing debt investments bearing a floating rate represented 98.9% and 98.8%, respectively, of total investments at fair value.
(5)As a percentage of total amortized cost of investments. Assets on non-accrual represented 0.1% and 0.2% of total investments at fair value as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025 and June 30, 2024, our portfolio companies had a weighted average annual revenue of $848 million and $773 million, respectively, and weighted average annual EBITDA of $219 million and $206 million, respectively. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on the fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
For additional information on our investments, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 4. Investments.”
Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total investment income	$344,803	$327,064	$702,567	$631,024
Total expenses before tax expense	165,103	150,545	329,904	285,307
Net investment income before tax expense	179,700	176,519	372,663	345,717
Excise and other tax expense	3,798	3,421	7,966	6,771
Net investment income after tax expense	175,902	173,098	364,697	338,946
Net change in unrealized appreciation (depreciation)	(11,300)	21,085	(55,174)	32,850
Net realized gain (loss)	(9,560)	2,003	(4,672)	8,145
Net increase (decrease) in net assets resulting from operations	$155,042	$196,186	$304,851	$379,941
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$321,083	$302,828	$656,769	$586,092
Payment-in-kind interest income	22,173	22,876	43,526	43,338
Dividend income	49	189	49	189
Fee income	1,498	1,171	2,223	1,405
Total investment income	$344,803	$327,064	$702,567	$631,024
Total investment income increased to $344.8 million for the three months ended June 30, 2025, an increase of $17.7 million, or 5%, compared to the same period in the prior year. This was primarily attributable to an increase in the average investments partially offset by lower weighted average yield on the portfolio compared to the same period in the prior year. Average investments at fair value increased by 20% to $13,043.5 million for the three months ended June 30, 2025 compared to $10,866.5 million for the three months ended June 30, 2024.

Total investment income increased to $702.6 million for the six months ended June 30, 2025, an increase of $71.5 million, or 11%, compared to the same period in the prior year. This was primarily attributable to an increase in the average investments partially offset by lower weighted average yield on the portfolio compared to the same period in the prior year. Average investments at fair value increased by 24% to $13,059.8 million for the six months ended June 30, 2025 compared to $10,533.8 million for the six months ended June 30, 2024.
Additionally, for the three months ended June 30, 2025, we recorded $1.7 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $0.4 million for the same period in the prior year, primarily as a result of increased prepayments. For the six months ended June 30, 2025, we recorded $14.6 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $2.3 million for the same period in the prior year, primarily as a result of increased prepayments.
For the three months ended June 30, 2025 and 2024, PIK interest income represented 6.4% and 7.0% of total investment income, respectively, and represented 12.6% and 13.2% of net investment income, respectively. We expect that PIK interest income will vary based on the elections of certain borrowers. For the six months ended June 30, 2025 and 2024, PIK interest income represented 6.2% and 6.9% of total investment income, respectively and represented 11.9% and 12.8% of net investment income, respectively. We expect that PIK interest income will vary based on the elections of certain borrowers.
We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.
Elevated interest rates continued to favorably impact our investment income for the three and six months ended June 30, 2025. While the Federal Reserve reduced interest rates multiple times in the latter part of 2024, the Federal Reserve has held the interest rates steady for five consecutive meetings, most recently in July 2025, citing elevated uncertainty on the economic outlook. Future decreases in benchmark interest rates may adversely impact our investment income. Conversely, future increases in benchmark interest rates and the resulting impacts to cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate fluctuations occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.
Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$92,285	$78,841	$185,263	$145,560
Management fees	34,600	28,094	68,901	54,134
Income based incentive fees	34,718	37,380	69,019	73,225
Capital gains based incentive fees	—	3,122	—	6,256
Professional fees	1,243	1,069	2,129	2,020
Board of Trustees’ fees	293	289	599	511
Administrative service expenses	744	765	1,710	1,442
Other general and administrative	1,220	985	2,283	2,159
Total expenses before tax expense	165,103	150,545	329,904	285,307
Net investment income before tax expense	179,700	176,519	372,663	345,717
Excise and other tax expense	3,798	3,421	7,966	6,771
Net investment income after tax expense	$175,902	$173,098	$364,697	$338,946

Interest Expense
Total interest expense was $92.3 million for the three months ended June 30, 2025, an increase of $13.4 million, or 17%, compared to the same period in the prior year. This was primarily driven by an increase in our average principal of debt outstanding, partially offset by a decrease in our weighted average interest rate on our borrowings relative to the same period in the prior year. The average principal of debt outstanding increased to $7,155.4 million for the three months ended June 30, 2025 from $5,798.8 million for the same period in the prior year. Our weighted average interest rate (including unused fees, accretion of net discounts on unsecured debt, and the impact of the application of hedge accounting and excluding amortization of deferred financing costs) decreased to 5.03% for the three months ended June 30, 2025 from 5.26% for the same period in the prior year.
Total interest expense was $185.3 million for the six months ended June 30, 2025, an increase of $39.7 million, or 27%, compared to the same period in the prior year. This was primarily driven by an increase in our average principal of debt outstanding, partially offset by a decrease in our weighted average interest rate on our borrowings relative to the same period in the prior year. The average principal of debt outstanding increased to $7,234.0 million for the six months ended June 30, 2025 from $5,422.5 million for the same period in the prior year. Our weighted average interest rate (including unused fees, accretion of net discounts on unsecured debt, and the impact of the application of hedge accounting and excluding amortization of deferred financing costs) decreased to 5.02% for the six months ended June 30, 2025 from 5.18% for the same period in the prior year.
Management Fees
Management fees increased to $34.6 million for the three months ended June 30, 2025, an increase of $6.5 million, or 23%, compared to the same period in the prior year, due to an increase in average quarter-end gross assets. For the three months ended June 30, 2025, our average quarter-end gross assets increased to $13,839.9 million, from $11,237.7 million for the three months ended June 30, 2024.
Management fees increased to $68.9 million for the six months ended June 30, 2025, an increase of $14.8 million, or 27%, compared to the same period in the prior year, due to an increase in average quarter-end gross assets. For the six months ended June 30, 2025, our average quarter-end gross assets increased to $13,717.3 million from $10,870.0 million for the six months ended June 30, 2024.
Income Based Incentive Fees
Income based incentive fees decreased to $34.7 million for the three months ended June 30, 2025, a decrease of $2.7 million, or 7%, compared to the same period in the prior year primarily due to the Incentive Fee Cap, which limits the total incentive fee payable to the Adviser for the three months ended June 30, 2025, and the decrease in the pre-incentive fee net investment income. Pre-incentive fee net investment income decreased to $210.6 million for the three months ended June 30, 2025 from $213.6 million for the same period in the prior year.
Income based incentive fees decreased to $69.0 million for the six months ended June 30, 2025, a decrease of $4.2 million, or 6%, compared to the same period in the prior year primarily due to the Incentive Fee Cap, which limits the total incentive fee payable to the Adviser for the six months ended June 30, 2025. Pre-incentive fee net investment income increased to $433.7 million for the six months ended June 30, 2025 from $418.4 million for the same period in the prior year.
See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements —Note 3. Agreements and Related Party Transactions” for further information on the Advisory Agreements.
Capital Gains Based Incentive Fees
We accrued no capital gains based incentive fees for the three and six months ended June 30, 2025. We accrued capital gains based incentive fees of $3.1 million and $6.3 million for the three and six months ended June 30, 2024, respectively, which was primarily due to a net change in unrealized gains for the three and six months ended June 30, 2024.
The accrual for any capital gains based incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.

Other Expenses
Total other expenses increased to $3.5 million for the three months ended June 30, 2025 from $3.1 million for the same period in the prior year primarily due to an increase in Other general and administrative expenses and Professional fees.
Total other expenses increased to $6.7 million for the six months ended June 30, 2025 from $6.1 million for the same period in the prior year primarily due to an increase in Administrative service expenses.
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
For the three months ended June 30, 2025 and 2024, we accrued $3.8 million and $3.4 million, respectively, of U.S. federal excise tax.
For the six months ended June 30, 2025 and 2024, we accrued $8.0 million and $6.8 million, respectively, of U.S. federal excise tax.
BGSL Investments LLC (“BGSL Investments”), a wholly-owned and consolidated subsidiary that was formed in 2019, is a Delaware limited liability company which has elected to be treated as a corporation for U.S. tax purposes. As such, BGSL Investments is subject to certain U.S. federal, state and local taxes. For the three months ended June 30, 2025 and 2024, BGSL Investment LLC recorded an income tax provision of $0.3 million and $0.0 million, respectively. For the six months ended June 30, 2025 and 2024, BGSL Investment LLC recorded an income tax provision of $1.8 million and $0.0 million, respectively. As of June 30, 2025 and 2024, BGSL Investment recorded a deferred tax liability of $3.4 million and $0.0 million, respectively, which is included within Accrued expenses and other liabilities in the Condensed Consolidated Statements of Assets and Liabilities.
For the three and six months ended June 30, 2025, BGSL Investments recorded a current tax expense of $0.1 million and $0.7 million, respectively, which is substantially related to realized gains associated with the sale of an investment in a partnership interest. For the three and six months ended June 30, 2024, BGSL Investments recorded a current tax expense of $0.0 million and $0.0 million, respectively.

Net Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net change in unrealized gain (loss) on investments	$(8,318)	$20,961	$(49,073)	$32,747
Net change in unrealized gain (loss) on derivative instruments	(3,126)	—	(5,047)	—
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	438	124	720	103
Income tax (provision) benefit	(294)	—	(1,774)	—
Net change in unrealized gain (loss)	$(11,300)	$21,085	$(55,174)	$32,850
For the three months ended June 30, 2025, the net change in unrealized losses of $11.3 million was primarily driven by the net change in unrealized losses on investments of $8.3 million as a result of a decrease in the fair value of certain investments. The fair value of these investments decreased due to changes in portfolio company fundamentals and the economic outlook. Additional losses for the three months ended June 30, 2025 of $3.1 million on derivative instruments were primarily as a result of fluctuations in the EUR and GBP exchange rates vs. USD.

For the six months ended June 30, 2025, the net change in unrealized losses of $55.2 million was primarily driven by the net change in unrealized losses on investments of $49.1 million as a result of a decrease in the fair value of certain investments. The fair value of these investments decreased due to changes in portfolio company fundamentals and the economic outlook. Additional losses for the six months ended June 30, 2025 of $5.0 million on derivative instruments were primarily as a result of fluctuations in the EUR and GBP exchange rates vs. USD.
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments consisted of the following (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net realized gain (loss) on investments	$(1,230)	$195	$7,295	$623
Net realized gain (loss) on derivative instruments	(7,673)	—	(9,727)	—
Net realized gain (loss) on foreign currency transactions	(541)	1,808	(1,528)	7,522
Current tax expense on realized gains	(116)	—	(712)	—
Net realized gain (loss)	$(9,560)	$2,003	$(4,672)	$8,145
For the three months ended June 30, 2025, we recognized realized losses on investments of $1.2 million, primarily from full or partial sales and repayments of investments. For the six months ended June 30, 2025, we recognized realized gains on investments of $7.3 million primarily from the full or partial sales of investments.
For the three months ended June 30, 2025, we recognized realized losses of $7.7 million on derivative instruments as a result of the settlement of our foreign currency derivative transactions, primarily due to USD vs. EUR and CAD forwards. For the six months ended June 30, 2025, we recognized realized losses of $9.7 million on derivative instruments as a result of the settlement of our foreign currency derivative transactions, primarily due to USD vs. EUR and GBP forwards.
Additional realized losses of $0.5 million and $1.5 million were recognized for the three and six months ended June 30, 2025, respectively, on foreign currency transactions, primarily as a result of fluctuations in the GBP and SEK exchange rates vs. USD.

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
To facilitate public issuances of debt or equity securities, in July 2022, we filed a shelf registration statement with the SEC that is effective for a term of three years and expired in July 2025. In July 2025, we filed a new shelf registration statement with the SEC that is effective for a term of three years and expires in July 2028. The amount of securities to be issued pursuant to the shelf registration statement filed in July 2025 was not specified when it was filed and there is no specific dollar limit on the amount of securities we may issue. The securities covered by the registration statement filed in July 2025 include: (i) Common Shares; (ii) preferred shares; (iii) debt securities; (iv) subscription rights; and (v) warrants. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.
As of June 30, 2025 and December 31, 2024, our debt consisted of asset based leverage facilities, a revolving credit facility, unsecured note issuances and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2025 and December 31, 2024, we had an aggregate amount of $7.1 billion and $7.1 billion of senior securities outstanding, respectively, and our asset coverage ratio was 188.5% and 185.7%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we are required to fund. From time to time we may also repurchase our outstanding debt. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.
Cash and cash equivalents as of June 30, 2025, taken together with our $2.8 billion of unused capacity under our credit facilities (subject to borrowing base availability, $2.7 billion is available to borrow), is expected to be sufficient for our investing activities and to conduct our operations in the near term. Additionally, we held $216.3 million of Level 1 and Level 2 investments as of June 30, 2025.
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
As of June 30, 2025, we had $273.7 million in cash and cash equivalents. During the six months ended June 30, 2025, cash provided by operating activities was $203.6 million, primarily due to an increase in net assets from operations of $304.9 million and principal repayments and sales of investments of $1,163.4 million partially offset by purchases of investments of $1,219.7 million. Cash used in financing activities was $161.7 million during the period, which was primarily as a result of net repayments on debt of $71.1 million and dividends paid in cash of $335.7 million partially offset by $247.9 million of proceeds from the issuance of our Common Shares.

Equity
We also access liquidity through our “at-the-market” offering program (the “ATM Program”), pursuant to which we may sell, from time to time, additional Common Shares. During the three and six months ended June 30, 2025, we sold Common Shares for net proceeds of $64.0 million and $248.8 million through our ATM Program. As of June 30, 2025, $439.5 million of Common Shares were available for issuance under the ATM Program.
For additional information on our ATM Program, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements —Note 9. Net Assets.”
Distributions
The following table summarizes our distributions declared and payable for the six months ended June 30, 2025 (dollar amounts in thousands, except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 26, 2025	March 31, 2025	April 25, 2025	$0.7700	$175,421
May 7, 2025	June 30, 2025	July 25, 2025	0.7700	177,007
Total distributions			$1.5400	$352,428
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
Share Repurchase Plan
In February 2023, our Board approved a share repurchase plan, under which we were authorized to repurchase up to $250.0 million in the aggregate of our outstanding Common Shares in the open market at prices below our NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act (the “10b-18 Plan”). The 10b-18 Plan was not renewed and terminated by its terms on February 22, 2024. For the three and six months ended June 30, 2024, we did not repurchase any of our shares under the 10b-18 Plan.
For additional information on our share repurchase plan, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements —Note 9. Net Assets.”
Borrowings
As of June 30, 2025 and December 31, 2024, we had an aggregate principal amount of $7.1 billion and $7.1 billion, respectively, of debt outstanding.
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

Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2025 and December 31, 2024, we had unfunded commitments, including delayed draw term loans and revolvers with an aggregate principal amount of $1.9 billion and $1.7 billion, respectively.
Additionally, from time to time, the Advisers and their affiliates may commit to an investment on behalf of the investment vehicles they manage, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of June 30, 2025 and December 31, 2024, we estimate that $175.7 million and $162.3 million, respectively, of investments were committed but not yet funded.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2025, management is not aware of any material pending legal proceedings.
Related-Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following:
•the Investment Advisory Agreement;
•the Sub-Advisory Agreement; and
•the Administration Agreement.
In addition to the aforementioned agreements, we, Blackstone, our Advisers and certain of their affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Advisers, Blackstone or their affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors.
See “Item 1. Financial Statements —Notes to Condensed Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”

Recent Developments
Macroeconomic Environment
The six months ended June 30, 2025 have been characterized by volatility and uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, ongoing political and regulatory uncertainty, including shifts in U.S. trade policy and the imposition of new tariffs, as well as geopolitical instability stemming from the conflicts in Ukraine, the Middle East and Southeast Asia.
Earlier this year, tariff announcements in the U.S. and ongoing global trade negotiations contributed to significant uncertainty and volatility of debt and equity markets. However, more recently, there has been greater clarity in the U.S. policy environment and lower market volatility. Although inflation generally decelerated throughout 2024 and during the first half of 2025 due to central bank monetary tightening, including maintaining elevated interest rates, it remains above target levels set by central banks, including the Federal Reserve. Despite three interest rate cuts by the Federal Reserve in the latter part of 2024, rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023, and the Federal Reserve has held the interest rates steady during the first half of 2025, citing elevated uncertainty on the economic outlook. While our business model benefits from elevated interest rates which, all else being equal, correlate to increases in our net income, higher borrowing costs may strain our existing portfolio companies, potentially leading to nonperformance. Rising interest rates can dampen consumer spending and slow corporate profit growth, negatively impacting our portfolio companies, particularly those vulnerable to economic downturns or recessions. While further interest rate hikes are not expected at this time, any renewed increases could lead to a rise in non-performing assets and decline in portfolio value if investment write-downs become necessary. Additionally, adverse economic conditions may erode the value of collateral securing some of our loans and reduce the value of our equity investments. It remains difficult to predict the full impact of recent and any future changes with respect to interest rates or inflation.
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
As of June 30, 2025, 99.8% of our debt investments based on fair value in our portfolio were at floating rates. Based on our Condensed Consolidated Statements of Assets and Liabilities as of June 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$400,793	$(77,910)	$322,883
Up 200 basis points	267,195	(51,940)	215,255
Up 100 basis points	133,598	(25,970)	107,628
Down 100 basis points	(133,591)	25,970	(107,621)
Down 200 basis points	(266,417)	51,940	(214,477)
Down 300 basis points	(395,138)	77,910	(317,228)
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Revolving Credit Facility Amendment
On August 4, 2025, the Company entered into an amendment (the “Revolver Amendment”) to the Revolving Credit Facility, among the Company, as borrower, each of the lenders from time to time party thereto and Citibank, N.A., as administrative agent. The Revolver Amendment provides for, among other things, (a) increasing the aggregate committed principal from $2.3 billion to $2.4 billion, which is comprised of (i) revolving commitments in an aggregate amount of $2.0 billion and (ii) funded term loans in an aggregate principal amount of $433.5 million, (b) an extension of the period during which the Company may make borrowings on the Revolving Credit Facility from August 12, 2028 to August 4, 2029 (other than with respect to the revolving commitments of certain lenders in the amount of $200.0 million, which expire on June 28, 2026), (c) an extension of the scheduled maturity date of the Revolving Credit Facility from August 12, 2029 to August 4, 2030 (other than with respect to the revolving commitments of certain lenders in the amount of $200.0 million, which mature on June 28, 2027), (d) resetting the minimum shareholders’ equity test, (e) removing the Term SOFR Adjustment with respect to the 2030 Loans (as defined in the Credit Agreement) and (f) removing provisions related to sustainability targets.
Departure and Appointment of Officers
On August 4, 2025, the Board appointed Lucie Enns as the Chief Legal Officer and Secretary of the Company effective as of the close of business on August 4, 2025. Also as of the close of business on August 4, 2025, Ms. Enns resigned from her position as the Chief Securities Counsel of the Company. Ms. Enns, born 1990, is a Senior Vice President in Blackstone’s Legal & Compliance Group. Ms. Enns oversees legal matters relating to the business development companies within Blackstone’s Credit & Insurance and Private Wealth businesses and plays a key role in the structuring, launch and operations of a number of other registered funds at the firm. Prior to joining Blackstone in 2021, Ms. Enns was an associate in the Registered Funds Group of Simpson Thacher & Bartlett LLP in Washington, DC. Ms. Enns received a BS, cum laude, from the University of Alabama and a J.D., summa cum laude, from American University Washington College of Law.
Ms. Enns was also appointed as the Chief Legal Officer and Secretary of Blackstone Private Credit Fund and serves as the Chief Securities Counsel of Blackstone Private Multi-Asset Credit and Income Fund. Ms. Enns’s appointment coincides with the resignation, effective as of the close of business on August 4, 2025, of Oran Ebel as the Chief Legal Officer and Secretary of the Company. Mr. Ebel’s decision to resign was based on a desire to pursue other opportunities and not the result of any disagreement relating to Blackstone or the Company’s operations, policies or practices. Blackstone Credit & Insurance is grateful for Mr. Ebel’s contributions to the Company.

There are no family relationships between Ms. Enns and any director or executive officer of the Company, and she is not a party to any transaction that is required to be reported pursuant to Item 404(a) of Regulation S-K.
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

10.1
Form of Equity Distribution Agreement, dated as of July 11, 2025, by and among the Company, Blackstone Private Credit Strategies LLC and the sales agent party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2025).

10.2
Amendment No. 4, dated August 4, 2025, to the Second Amended and Restated Senior Secured Credit Agreement dated June 28, 2022, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent.*

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

Blackstone Secured Lending Fund

Date:	August 6, 2025	/s/ Brad Marshall
Brad Marshall
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2025	/s/ Jonathan Bock
Jonathan Bock
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2025	/s/ Teddy Desloge
Teddy Desloge
Chief Financial Officer
(Principal Financial Officer)