Form 10-Q
period 2025-09-30
Blackstone Secured Lending Fund
filed 2025-11-10
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 814-01299
_______________________________________________________________________
Blackstone Secured Lending Fund
(Exact name of Registrant as specified in its Charter)
_______________________________________________________________________

Delaware	82-7020632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue New York, New York	10154
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐   NO  ☒
As of November 3, 2025, the Registrant had 231,220,381 common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Blackstone Secured Lending Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $13,894,727 and $13,166,677, respectively)	$13,770,027	$13,063,171
Non-controlled/affiliated investments (cost of $37,970 and $26,542, respectively)	39,609	29,347
Total investments at fair value (cost of $13,932,697 and $13,193,219, respectively)	13,809,636	13,092,518
Cash and cash equivalents (restricted cash of $71,893 and $2,499, respectively)	249,891	229,606
Interest receivable from non-controlled/non-affiliated investments	105,197	112,046
Interest receivable from non-controlled/affiliated investments	9	6
Receivable from broker	11,175	4,807
Deferred financing costs	21,220	21,865
Receivable for investments	17,247	2,976
Receivable for shares sold	—	4,405
Derivative assets at fair value (Note 6)	41,912	3,995
Total assets	$14,256,287	$13,472,224
LIABILITIES
Debt (net of unamortized debt issuance costs of $35,046 and $34,877, respectively)	$7,656,956	$7,056,091
Payable for investments	5,663	19,277
Due to affiliates	4,759	7,112
Management fees payable (Note 3)	34,959	32,305
Income based incentive fees payable (Note 3)	31,254	38,708
Capital gains based incentive fees payable (Note 3)	—	—
Interest payable	58,367	53,958
Distribution payable (Note 9)	177,837	170,751
Board of Trustees’ fees payable	282	289
Accrued expenses and other liabilities	16,634	17,212
Total liabilities	7,986,711	7,395,703
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.001 par value (unlimited shares authorized; 230,957,158 and 221,892,184 shares issued and outstanding, respectively)	231	222
Additional paid in capital	6,035,785	5,749,762
Distributable earnings (loss)	233,560	326,537
Total net assets	6,269,576	6,076,521
Total liabilities and net assets	$14,256,287	$13,472,224
NET ASSET VALUE PER SHARE	$27.15	$27.39
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$327,649	$321,401	$984,097	$907,356
Payment-in-kind interest income	28,934	20,530	71,630	63,868
Dividend income	801	11	850	200
Fee income	285	510	2,509	1,915
From non-controlled/affiliated investments:
Interest income	303	89	624	226
Payment-in-kind interest income	585	677	1,415	677
Total investment income	358,557	343,218	1,061,125	974,242
Expenses:
Interest expense	94,691	88,191	279,954	233,752
Management fees (Note 3)	34,959	30,177	103,860	84,312
Income based incentive fees (Note 3)	31,254	38,163	100,273	111,388
Capital gains based incentive fees (Note 3)	—	(5,992)	—	264
Professional fees	1,402	1,297	3,530	3,317
Board of Trustees’ fees	282	286	881	797
Administrative service expenses (Note 3)	766	525	2,476	1,966
Other general and administrative	1,497	740	3,780	2,899
Total expenses before tax expense	164,851	153,387	494,754	438,695
Net investment income before tax expense	193,706	189,831	566,371	535,547
Excise and other tax expense	4,232	3,928	12,199	10,698
Net investment income after tax expense	189,474	185,903	554,172	524,849
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(39,814)	(16,794)	(88,037)	16,746
Non-controlled/affiliated investments	(319)	(81)	(1,169)	(874)
Derivative instruments (Note 6)	3,506	—	(1,541)	—
Translation of assets and liabilities in foreign currencies	405	(2,255)	1,125	(2,152)
Income tax (provision) benefit	(101)	—	(1,875)	—
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	(36,323)	(19,130)	(91,497)	13,720
Net realized gain (loss):
Non-controlled/non-affiliated investments	(9,270)	(17,273)	(1,977)	(16,650)
Derivative instruments (Note 6)	(53)	—	(9,780)	—
Foreign currency transactions	(11,558)	2,164	(13,085)	9,686
Current tax expense on realized gains	167	—	(545)	—
Net realized gain (loss), net of tax expense	(20,714)	(15,109)	(25,387)	(6,964)
Net realized and change in unrealized gain (loss)	(57,037)	(34,239)	(116,884)	6,756
Net increase (decrease) in net assets resulting from operations	$132,437	$151,664	$437,288	$531,605
Net investment income per share (basic and diluted)	$0.82	$0.91	$2.43	$2.68
Earnings (loss) per share (basic and diluted)	$0.57	$0.75	$1.91	$2.71
Weighted average shares outstanding (basic and diluted)	230,462,792	203,419,337	228,424,998	196,003,012
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, June 30, 2025	$230	$6,009,106	$278,960	$6,288,296
Issuance of Common Shares, net of offering and underwriting costs	1	21,205	—	21,206
Reinvestment of dividends (1)	—	5,474	—	5,474
Net investment income after tax expense	—	—	189,474	189,474
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	—	—	(36,323)	(36,323)
Net realized gain (loss), net of tax expense	—	—	(20,714)	(20,714)
Dividends declared and payable from net investment income	—	—	(177,837)	(177,837)
Balance, September 30, 2025	$231	$6,035,785	$233,560	$6,269,576

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2024	$222	$5,749,762	$326,537	$6,076,521
Issuance of Common Shares, net of offering and underwriting costs	9	270,039	—	270,048
Reinvestment of dividends (1)	—	15,984	—	15,984
Net investment income after tax expense	—	—	554,172	554,172
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	—	—	(91,497)	(91,497)
Net realized gain (loss), net of tax expense	—	—	(25,387)	(25,387)
Dividends declared and payable from net investment income	—	—	(530,265)	(530,265)
Balance, September 30, 2025	$231	$6,035,785	$233,560	$6,269,576
(1)The par amount of the shares is less than 1,000 and rounds to zero.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, June 30, 2024	$198	$5,064,855	$329,520	$5,394,573
Issuance of Common Shares, net of offering and underwriting costs	11	310,257	—	310,268
Reinvestment of dividends (1)	—	5,074	—	5,074
Net investment income after tax expense	—	—	185,903	185,903
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	—	—	(19,130)	(19,130)
Net realized gain (loss), net of tax expense	—	—	(15,109)	(15,109)
Dividends declared and payable from net investment income	—	—	(160,912)	(160,912)
Balance, September 30, 2024	$209	$5,380,186	$320,272	$5,700,667

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2023	$186	$4,701,827	$250,028	$4,952,041
Issuance of Common Shares, net of offering and underwriting costs	23	662,378	—	662,401
Reinvestment of dividends (1)	—	15,981	—	15,981
Net investment income after tax expense	—	—	524,849	524,849
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	—	—	13,720	13,720
Net realized gain (loss), net of tax expense	—	—	(6,964)	(6,964)
Dividends declared and payable from net investment income	—	—	(461,361)	(461,361)
Balance, September 30, 2024	$209	$5,380,186	$320,272	$5,700,667
(1)The par amount of the shares is less than 1,000 and rounds to zero.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$437,288	$531,605
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	89,206	(15,872)
Net change in unrealized (appreciation) depreciation on derivative instruments	1,541	—
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(1,125)	2,152
Net realized (gain) loss on investments	1,977	16,650
Net change due to hedging activity	(814)	—
Net realized (gain) loss on foreign currency transactions	13,085	—
Net accretion of discount and amortization of premium	(41,004)	(29,029)
Payment-in-kind interest capitalized	(73,386)	(68,241)
Amortization of deferred financing costs	4,204	4,815
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	11,029	6,908
Purchases of investments	(2,227,166)	(2,565,910)
Proceeds from sale of investments and principal repayments	1,600,101	574,167
Changes in operating assets and liabilities:
Interest receivable	6,846	(17,909)
Receivable for investments	(14,271)	(53,289)
Derivative instruments, net	(13,193)	—
Receivable from broker	(6,368)	(1,770)
Payable for investments	(13,614)	(3,537)
Due to affiliates	(2,353)	2,489
Management fees payable	2,654	7,143
Income based incentive fees payable	(7,454)	3,790
Capital gains based incentive fees payable	—	264
Interest payable	4,409	(16,009)
Accrued expenses and other liabilities	(585)	(842)
Net cash provided by (used in) operating activities	(228,993)	(1,622,425)
Cash flows from financing activities:
Borrowings on debt	1,727,066	2,025,738
Repayments on debt	(1,228,031)	(588,500)
Deferred financing costs paid	(3,558)	(4,352)
Debt issuance costs paid	(2,402)	(1,070)
Dividends paid in cash	(507,195)	(427,520)
Proceeds from issuance of Common Shares, net of offering and underwriting costs	274,453	660,729
Net cash provided by (used in) financing activities	260,333	1,665,025
Net increase (decrease) in cash and cash equivalents	31,340	42,600
Effect of foreign exchange rate changes on cash and cash equivalents	(11,055)	(3,280)
Cash and cash equivalents, beginning of period	229,606	154,857
Cash and cash equivalents, end of period	$249,891	$194,177
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental information and non-cash activities:
Interest paid during the period	$278,653	$237,732
Distribution payable	177,837	160,912
Reinvestment of distributions during the period	15,984	15,981
Accrued but unpaid deferred financing costs	—	105
Accrued but unpaid debt issuance costs	250	500
Receivable for shares sold	—	1,672
Excise and other taxes paid	15,076	11,430
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt
First Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Aevex Holdings, LLC	(4)(11)	SOFR +	6.00%	10.26%	4/30/2024	3/18/2028		$46,952	$46,837	$46,717	0.75%
Aevex Holdings, LLC	(4)(11)	SOFR +	6.00%	10.26%	3/17/2020	3/18/2028		108,232	108,060	107,690	1.72
Corfin Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.51%	2/5/2020	12/27/2027		261,327	260,118	261,327	4.17
Corfin Holdings, Inc.	(4)(5)(10)	SOFR +	5.25%	9.51%	1/10/2025	12/27/2027		1,564	1,553	1,564	0.02
Fastener Distribution Holdings, LLC	(4)(10)	SOFR +	4.75%	8.75%	10/31/2024	11/4/2031		30,782	30,514	30,629	0.49
Fastener Distribution Holdings, LLC	(4)(7)(10)	SOFR +	4.75%	8.75%	10/31/2024	11/4/2031		4,470	4,400	4,412	0.07
Frontgrade Technologies Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.19%	1/9/2023	1/9/2030		2,329	2,281	2,314	0.04
Frontgrade Technologies Holdings, Inc.	(4)(5)(10)	SOFR +	5.00%	9.19%	3/18/2025	1/9/2030		353	350	351	0.01
Frontgrade Technologies Holdings, Inc.	(4)(5)(10)	SOFR +	5.00%	9.29%	7/7/2025	1/9/2030		92	92	92	0.00
Horizon CTS Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.50%	3/28/2025	3/28/2032		1,137	1,124	1,130	0.02
MAG DS Corp.	(11)	SOFR +	5.50%	9.60%	4/1/2020	4/1/2027		78,903	77,176	78,879	1.26
Magneto Components BuyCo, LLC	(4)(7)(10)	SOFR +	6.00%	10.00%	12/5/2023	12/5/2030		33,685	32,982	32,901	0.52
West Star Aviation Acquisition, LLC	(4)(5)(10)	SOFR +	4.50%	8.66%	5/20/2025	5/20/2032		2,152	2,137	2,147	0.03
West Star Aviation Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.66%	5/20/2025	5/20/2032		60	56	58	0.00
									567,680	570,211	9.10
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	4.75%	8.90%	6/11/2021	6/11/2027		93,687	93,135	93,687	1.49
AGI-CFI Holdings, Inc.	(4)(5)(10)	SOFR +	4.75%	9.13%	3/19/2025	6/11/2027		6,103	6,080	6,103	0.10
ENV Bidco, AB	(4)(5)(6)(10)	SOFR +	5.00%	9.00%	12/12/2024	7/19/2029		1,115	1,102	1,115	0.02
ENV Bidco, AB	(4)(5)(6)(7)(8)	E +	5.00%	7.00%	12/12/2024	7/19/2029	EUR	1,337	1,354	1,565	0.02
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.63%	12/9/2019	12/9/2027		138,170	137,692	131,261	2.09
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.63%	2/4/2022	12/9/2027		3,944	3,906	3,747	0.06
R1 Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	10.56%	12/30/2022	12/30/2028		1,323	1,302	1,262	0.02
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	9.90%	12/13/2021	12/31/2028		29,785	29,510	26,658	0.43
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	7.00%	11.20% PIK	11/27/2024	5/27/2030		2,040	2,039	2,040	0.03
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	10.00%	14.20% PIK	11/27/2024	11/27/2029		673	665	673	0.01
									276,785	268,111	4.27

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Auto Components
Dellner Couplers Group, AB	(5)(6)(8)	E +	5.43%	7.34%	6/20/2024	6/18/2029	EUR	1,000	$1,064	$1,177	0.02%
Biotechnology
Axsome Therapeutics, Inc.	(4)(5)(6)(10)	SOFR +	4.75%	8.75%	5/6/2025	5/8/2030		$11,740	11,632	11,710	0.19
Axsome Therapeutics, Inc.	(4)(5)(6)(7)(10)	SOFR +	4.00%	8.00%	5/6/2025	5/8/2030		6,848	6,817	6,848	0.11
MannKind Corp.	(4)(5)(6)(7)(14)	SOFR +	5.00%	9.00%	8/6/2025	8/6/2030		8,152	8,014	8,009	0.13
									26,463	26,567	0.43
Building Products
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	10.26%	2/26/2021	2/26/2027		52,601	52,414	50,629	0.81
Jacuzzi Brands, LLC	(4)(5)(10)	SOFR +	6.00%	10.20%	2/25/2019	2/25/2027		11,318	11,278	10,300	0.16
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	10.20%	2/25/2019	2/25/2027		77,867	77,631	70,859	1.13
L&S Mechanical Acquisition, LLC	(4)(10)	SOFR +	6.25%	10.42%	9/1/2021	9/1/2027		14,942	14,828	14,643	0.23
Lindstrom, LLC	(4)(11)	SOFR +	6.25%	10.63%	4/5/2019	5/1/2027		119,386	119,128	118,192	1.89
Windows Acquisition Holdings, Inc.	(4)(5)(11)	SOFR +	6.50%	10.65%	12/29/2020	12/29/2026		52,890	52,685	41,915	0.67
									327,964	306,538	4.89
Chemicals
DCG Acquisition Corp.	(4)(7)(10)	SOFR +	5.00%	9.00%	6/13/2024	6/13/2031		39,068	38,706	38,594	0.62
Commercial Services & Supplies
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	4.50%	8.09%	5/7/2021	5/7/2029		238,337	238,337	238,337	3.80
CFS Brands, LLC	(4)(7)(11)	SOFR +	5.00%	9.16%	12/20/2024	10/2/2030		128,676	126,582	128,676	2.05
Divisions Holding Corp.	(4)(5)(7)(10)	SOFR +	4.50%	8.50%	4/17/2025	4/17/2032		1,610	1,594	1,609	0.03
ELK Bidco, Inc.	(4)(5)(7)(9)	SOFR +	4.50%	8.50%	6/13/2025	6/13/2032		17,987	17,876	17,871	0.29
EMB Purchaser, Inc.	(4)(10)	SOFR +	4.50%	8.56%	3/13/2025	3/12/2032		27,384	27,132	27,247	0.43
EMB Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.78%	3/13/2025	3/12/2032		7,383	7,243	7,267	0.12
FusionSite Midco, LLC	(4)(11)	SOFR +	5.25%	9.51%	4/30/2025	11/17/2029		57,681	57,060	57,681	0.92
FusionSite Midco, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.84%	4/30/2025	11/17/2029		15,382	15,018	15,225	0.24
Gatekeeper Systems, Inc.	(4)(10)	SOFR +	5.00%	9.16%	8/27/2024	8/28/2030		44,114	43,572	43,231	0.69
Gatekeeper Systems, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.16%	8/27/2024	8/28/2030		4,416	4,250	4,141	0.07
Gorilla Investor, LLC	(4)(10)	SOFR +	5.00%	9.00%	9/26/2024	9/30/2031		24,570	24,149	24,324	0.39
Ground Penetrating Radar Systems, LLC	(4)(5)(10)	SOFR +	4.50%	8.50%	1/2/2025	1/2/2032		2,951	2,925	2,951	0.05
Ground Penetrating Radar Systems, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.50%	1/2/2025	1/2/2032		38	35	38	0.00
Ground Penetrating Radar Systems, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.50%	1/2/2025	1/2/2032		72	69	72	0.00

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
Iris Buyer, LLC	(4)(11)	SOFR +	5.25%	9.56%	10/2/2023	10/2/2030		$25,260	$24,764	$25,260	0.40%
Iris Buyer, LLC	(4)(5)(11)	SOFR +	5.25%	9.25%	10/2/2023	10/2/2030		2,382	2,343	2,382	0.04
Iris Buyer, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.56%	10/2/2023	10/2/2029		735	667	735	0.01
Iris Buyer, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.25%	2/4/2025	10/2/2030		902	857	902	0.01
Java Buyer, Inc.	(4)(10)	SOFR +	5.00%	9.29%	12/15/2021	12/15/2027		4,140	4,111	4,140	0.07
Java Buyer, Inc.	(4)(5)(10)	SOFR +	5.00%	9.29%	12/15/2021	12/15/2027		2,874	2,857	2,874	0.05
Java Buyer, Inc.	(4)(5)(10)	SOFR +	5.00%	9.29%	11/9/2023	12/15/2027		1,620	1,595	1,620	0.03
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.27%	6/28/2024	12/15/2027		2,432	2,415	2,432	0.04
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.28%	5/9/2025	12/15/2027		1,497	1,475	1,497	0.02
JSS Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.25% (incl. 3.00% PIK)	12/17/2020	11/8/2031		288,395	286,213	288,395	4.60
JSS Holdings, Inc.	(4)(5)(10)	SOFR +	5.25%	9.25% (incl. 3.00% PIK)	12/29/2021	11/8/2031		4,981	4,947	4,981	0.08
JSS Holdings, Inc.	(4)(7)(10)	SOFR +	5.25%	9.25% (incl. 3.00% PIK)	11/8/2024	11/8/2031		31,715	31,413	31,678	0.51
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	5.00%	9.26%	12/10/2021	12/10/2027		8,962	8,877	8,958	0.14
Knowledge Pro Buyer, Inc.	(4)(5)(10)	SOFR +	5.00%	9.26%	6/11/2025	12/10/2027		101	100	101	0.00
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	9.91%	10/19/2021	10/19/2028		19,854	19,681	17,025	0.27
KPSKY Acquisition, Inc.	(4)(5)(10)(18)	SOFR +	5.50%	9.93%	10/19/2021	10/19/2028		2,286	2,267	1,960	0.03
Minerva Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.00%	9.22%	7/29/2025	11/16/2030	GBP	1,283	1,680	1,677	0.03
Onex Baltimore Buyer, Inc.	(4)(10)(18)	SOFR +	5.27%	9.44%	12/1/2021	12/1/2027		10,804	10,725	10,804	0.17
Onex Baltimore Buyer, Inc.	(4)(7)(11)(18)	SOFR +	4.75%	8.92%	12/1/2021	12/1/2027		14,629	14,478	14,629	0.23
Pye-Barker Fire & Safety, LLC	(4)(10)	SOFR +	4.50%	8.50%	5/24/2024	5/24/2031		4,461	4,461	4,461	0.07
Pye-Barker Fire & Safety, LLC	(4)(5)(10)	SOFR +	4.50%	8.80%	5/24/2024	5/24/2031		13,816	13,761	13,816	0.22
RailPros Parent, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.70%	5/22/2025	5/24/2032		402	397	399	0.01
TEI Intermediate, LLC	(4)(10)	SOFR +	4.75%	8.75%	12/13/2024	12/15/2031		25,799	25,570	25,799	0.41
TEI Intermediate, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.82%	12/13/2024	12/15/2031		702	671	702	0.01
TEI Intermediate, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.82%	12/13/2024	12/15/2031		495	457	454	0.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
The Hiller Companies, LLC	(4)(10)	SOFR +	5.00%	9.31%	6/20/2024	6/20/2030	$8,152	$8,088	$8,152	0.13%
The Hiller Companies, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.29%	6/20/2024	6/20/2030	2,099	2,071	2,099	0.03
The Hiller Companies, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.31%	7/17/2025	6/20/2030	479	470	465	0.01
Veregy Consolidated, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.82%	4/16/2025	4/16/2031	27,696	27,455	27,577	0.44
Water Holdings Acquisition, LLC	(4)(10)	SOFR +	5.25%	9.45% (incl. 2.75% PIK)	7/31/2024	7/31/2031	31,771	31,509	31,771	0.51
Water Holdings Acquisition, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.45% (incl. 2.75% PIK)	7/31/2024	7/31/2031	2,900	2,882	2,900	0.05
								1,105,099	1,109,315	17.71
Construction & Engineering
Consor Intermediate II, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.50%	5/10/2024	5/10/2031	5,991	5,936	5,979	0.10
Gannett Fleming, Inc.	(4)(7)(10)	SOFR +	4.75%	9.07%	8/5/2024	8/5/2030	64,613	63,764	64,196	1.02
Home Service TopCo IV, Inc.	(4)(7)(11)	SOFR +	4.50%	8.60%	6/9/2023	12/31/2027	37,045	36,468	37,007	0.59
Home Service TopCo IV, Inc.	(4)(5)(11)	SOFR +	4.50%	8.49%	2/28/2025	12/31/2027	2,895	2,884	2,895	0.05
Pave America Holding, LLC	(4)(10)	SOFR +	5.25%	9.25% (incl. 2.88% PIK)	8/29/2025	8/27/2032	14,279	14,139	14,136	0.23
Pave America Holding, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.75%	8/29/2025	8/27/2032	1,783	1,722	1,721	0.03
								124,913	125,934	2.02
Consumer Staples Distribution & Retail
Crumbl Enterprises, LLC	(4)(5)(10)	SOFR +	4.50%	8.50%	4/30/2025	5/5/2032	1,496	1,482	1,489	0.02
Crumbl Enterprises, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.50%	4/30/2025	5/5/2032	20	18	19	0.00
								1,500	1,508	0.02
Containers & Packaging
Ascend Buyer, LLC	(4)(7)(10)	SOFR +	5.75%	9.75%	9/30/2021	9/30/2028	20,302	20,094	20,302	0.32
Ascend Buyer, LLC	(4)(5)(10)	SOFR +	5.75%	9.75%	3/20/2025	9/30/2028	1,603	1,588	1,603	0.03
								21,682	21,905	0.35

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	5.50%	9.80%	12/10/2021	12/11/2028	$7,511	$7,446	$6,253	0.10%
Bradyplus Holdings, LLC	(4)(11)	SOFR +	5.00%	9.31%	10/11/2024	10/31/2029	97,086	95,779	97,086	1.55
Bradyplus Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.31%	10/11/2024	10/31/2029	943	901	943	0.02
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	10.01%	11/1/2021	11/2/2026	165,212	164,560	155,712	2.48
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	7.00%	11.44% (incl. 3.25% PIK)	12/31/2021	6/23/2028	4,984	4,943	4,460	0.07
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	7.25%	11.69% (incl. 3.25% PIK)	11/1/2022	6/23/2028	1,593	1,571	1,434	0.02
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	7.00%	11.44% (incl. 3.25% PIK)	12/31/2021	6/23/2028	1,604	1,596	1,436	0.02
NDC Acquisition Corp.	(4)(7)(11)	SOFR +	5.00%	9.16%	3/9/2021	3/9/2028	13,524	13,413	13,524	0.22
PT Intermediate Holdings III, LLC	(4)(7)(10)	SOFR +	5.00%	9.00% (incl. 1.75% PIK)	4/9/2024	4/9/2030	62,911	62,793	62,907	1.00
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	10.91%	11/20/2018	11/13/2026	47,173	47,097	45,640	0.73
								400,099	389,395	6.21
Diversified Consumer Services
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	9.42%	7/19/2024	7/24/2030	4,590	4,517	4,590	0.07
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	9.10%	7/19/2024	7/24/2030	1,367	1,345	1,367	0.02
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	9.30%	7/19/2024	7/24/2030	1,309	1,288	1,309	0.02
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	9.27%	7/19/2024	7/24/2030	3,541	3,484	3,541	0.06
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.31%	2/19/2025	7/24/2030	2,638	2,589	2,638	0.04
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.00%	9.00%	12/20/2024	4/30/2030	80,428	79,807	80,428	1.28
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	9.93%	7/20/2021	7/20/2028	283,967	282,831	282,547	4.51
Charger Debt Merger Sub, LLC	(4)(5)(10)	SOFR +	5.00%	9.00%	5/31/2024	5/31/2031	11,837	11,742	11,837	0.19
Charger Debt Merger Sub, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.00%	5/31/2024	5/31/2031	4,584	4,514	4,553	0.07

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services (continued)
DTA Intermediate II, Ltd.	(4)(11)	SOFR +	5.50%	9.49%	3/27/2024	3/27/2030		$42,431	$41,796	$41,582	0.66%
DTA Intermediate II, Ltd.	(4)(7)(11)	SOFR +	5.50%	9.53%	3/27/2024	3/27/2030	25,790		25,339	25,188	0.40
DTA Intermediate II, Ltd.	(4)(5)(11)	S +	5.50%	9.47%	9/18/2025	3/27/2030	GBP	17,237	22,890	22,718	0.36
DTA Intermediate II, Ltd.	(4)(5)(11)(18)		11.50%	11.50%	9/18/2025	9/27/2030	27,416		27,416	27,416	0.44
Endeavor Schools Holdings, LLC	(4)(11)	SOFR +	6.25%	10.58%	7/18/2023	7/18/2029	21,739		21,396	20,163	0.32
Endeavor Schools Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	10.58%	7/18/2023	7/18/2029	4,002		3,948	3,711	0.06
Essential Services Holding Corp.	(4)(7)(10)	SOFR +	5.00%	9.32%	6/17/2024	6/17/2031	12,004		11,888	11,861	0.19
Go Car Wash Management Corp.	(4)(11)	SOFR +	5.75%	10.01%	10/12/2021	12/31/2026	22,102		21,984	21,550	0.34
Metrodora S.L.	(4)(5)(6)(8)	E +	4.25%	6.32%	8/7/2025	7/10/2032	EUR	91	105	106	0.00
Metrodora S.L.	(4)(5)(6)(8)	E +	4.25%	6.32%	8/7/2025	7/10/2032	EUR	37	43	43	0.00
Scientian 2 Spain, S.L.	(4)(5)(6)(8)	E +	4.25%	6.33%	8/7/2025	7/10/2032	EUR	107	123	124	0.00
Scientian France, SAS	(4)(5)(6)(8)	E +	4.25%	6.33%	8/7/2025	7/10/2032	EUR	235	271	273	0.00
Seahawk Bidco, LLC	(4)(7)(11)	SOFR +	4.75%	8.75%	12/18/2024	12/19/2031	47,697		47,287	47,402	0.76
									616,603	614,947	9.79
Electric Utilities
Grid Alliance Partners, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.75%	7/1/2025	7/1/2032	15,669		15,468	15,437	0.25
Qualus Power Services Corp.	(4)(11)	SOFR +	5.00%	9.20%	3/26/2021	3/26/2027	32,521		32,328	32,521	0.52
Qualus Power Services Corp.	(4)(11)	SOFR +	5.00%	9.20%	7/27/2023	3/26/2027	35,166		34,802	35,166	0.56
Qualus Power Services Corp.	(4)(11)	SOFR +	5.00%	9.17%	5/9/2024	3/26/2027	82,663		81,398	82,663	1.32
Qualus Power Services Corp.	(4)(5)(7)(11)	SOFR +	5.00%	9.20%	5/9/2024	3/26/2027	11,913		11,747	11,744	0.19
									175,743	177,531	2.84
Electrical Equipment
Emergency Power Holdings, LLC	(4)(7)(11)	SOFR +	4.75%	9.06%	8/17/2021	8/17/2031	60,418		60,049	60,403	0.96
Griffon Bidco, Inc.	(4)(7)(10)	SOFR +	5.00%	9.00%	7/31/2025	7/31/2031	22,394		22,116	22,109	0.35
IEM New Sub 2, LLC	(4)(7)(10)	SOFR +	4.50%	8.80%	8/8/2024	8/8/2030	58,063		57,278	57,964	0.92
									139,443	140,476	2.23

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	10.10%	12/23/2020	12/23/2026		$76,736	$76,422	$75,202	1.20%
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	10.10%	12/23/2020	12/23/2026		23,032	22,958	22,572	0.36
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	10.35%	12/23/2020	12/23/2026		6,214	6,199	6,089	0.10
Duro Dyne National Corp.	(4)(7)(10)	SOFR +	4.75%	8.91%	11/15/2024	11/15/2031		33,359	33,050	33,329	0.53
Duro Dyne National Corp.	(4)(5)(7)(10)	P +	3.75%	11.00%	11/15/2024	11/15/2031		160	108	160	0.00
Dwyer Instruments, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.75%	11/15/2024	7/30/2029		8,274	8,192	8,268	0.13
Electro Switch Business Trust, LLC	(4)(10)	SOFR +	4.75%	8.75%	9/2/2025	9/2/2032		31,501	31,194	31,186	0.50
Electro Switch Business Trust, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.75%	9/2/2025	9/2/2032		217	174	174	0.00
Guardian Bidco, Inc.	(4)(5)(7)(8)	SOFR +	5.50%	9.52%	9/2/2025	8/30/2032		5,307	5,251	5,246	0.08
Phoenix 1 Buyer Corp.	(4)(7)(10)	SOFR +	4.75%	9.08%	11/20/2023	11/20/2030		25,494	25,271	25,494	0.41
Spectrum Safety Solutions Purchaser, LLC	(4)(6)(7)(9)	SOFR +	4.50%	8.50%	7/1/2024	7/1/2031		66,344	65,338	66,223	1.06
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	4.50%	6.50%	7/1/2024	7/1/2031	EUR	14,951	15,859	17,553	0.28
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	4.50%	6.50%	7/1/2024	7/1/2030	EUR	488	534	573	0.01
									290,550	292,069	4.66
Energy Equipment & Services
ISQ Hawkeye Holdco, Inc.	(4)(5)(10)	SOFR +	4.68%	8.87%	8/20/2024	8/20/2031		972	956	972	0.02
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	SOFR +	4.68%	8.87%	8/20/2024	8/20/2030		64	61	64	0.00
LPW Group Holdings, Inc.	(4)(7)(11)	SOFR +	6.00%	10.23%	3/15/2024	3/15/2031		26,527	25,906	26,208	0.42
									26,923	27,244	0.44

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Financial Services
Carr Riggs & Ingram Capital, LLC	(4)(5)(9)	SOFR +	4.25%	8.25%	11/18/2024	11/18/2031		$7,407	$7,342	$7,407	0.12%
Carr Riggs & Ingram Capital, LLC	(4)(5)(7)(9)	SOFR +	4.25%	8.25%	11/18/2024	11/18/2031	796		765	788	0.01
DM Intermediate Parent, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.91%	9/30/2024	9/30/2030	18,085		17,765	17,948	0.29
Harp Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.47%	3/27/2025	3/27/2032	GBP	14,508	18,440	19,121	0.30
More Cowbell II, LLC	(4)(7)(10)	SOFR +	4.25%	8.02%	9/3/2025	9/1/2030	7,877		7,717	7,866	0.13
More Cowbell II, LLC	(4)(5)(7)(10)	SOFR +	4.25%	8.09%	9/3/2025	9/1/2029	57		57	57	0.00
PKF O'Connor Davies Advisory, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.57%	11/15/2024	11/18/2031	1,043		1,031	1,040	0.02
RFS Opco, LLC	(4)(7)(9)	SOFR +	4.75%	8.75%	4/4/2024	4/4/2031	11,798		11,704	11,793	0.19
									64,821	66,020	1.06
Ground Transportation
Channelside AcquisitionCo, Inc.	(4)(7)(10)	SOFR +	4.75%	8.91%	5/15/2024	5/15/2031	19,555		19,364	19,555	0.31
Health Care Equipment & Supplies
Bamboo US BidCo, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.56%	9/29/2023	9/30/2030	826		808	826	0.01
Bamboo US BidCo, LLC	(4)(5)(11)	E +	5.25%	7.28%	9/29/2023	9/30/2030	EUR	352	364	413	0.01
Bamboo US BidCo, LLC	(4)(5)(11)	SOFR +	5.25%	9.56%	11/20/2024	9/30/2030	106		103	106	0.00
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	9.65%	9/13/2021	9/13/2027	21,120		20,983	20,592	0.33
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	9.97%	9/13/2021	9/13/2027	5,349		5,319	5,215	0.08
Zeus, LLC	(4)(10)	SOFR +	6.00%	10.00% (incl. 3.00% PIK)	2/28/2024	2/28/2031	24,430		24,149	23,209	0.37
Zeus, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.50%	2/28/2024	2/28/2031	2,276		2,198	2,031	0.03
									53,924	52,392	0.83
Health Care Providers & Services
123Dentist, Inc.	(4)(5)(6)(10)	CA +	5.00%	7.55%	8/10/2022	8/10/2029	CAD	2,176	1,674	1,563	0.02
123Dentist, Inc.	(4)(5)(6)(7)(10)	CA +	5.00%	7.55%	8/9/2024	8/10/2029	CAD	241	40	30	0.00
ACI Group Holdings, Inc.	(4)(10)	SOFR +	6.00%	10.26% (incl. 3.25% PIK)	7/7/2023	8/2/2028	132,004		130,827	120,783	1.93
ACI Group Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.76%	7/7/2023	8/2/2027	6,015		5,944	5,032	0.08

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.48%	5/7/2021	5/7/2027		$6,726	$6,690	$6,726	0.11%
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.52%	5/7/2021	5/7/2027		1,612	1,605	1,612	0.03
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	10.37%	5/7/2021	5/7/2026		186	183	186	0.00
Amerivet Partners Management, Inc.	(4)(7)(10)	SOFR +	5.50%	9.62%	2/25/2022	2/25/2028		5,501	5,448	5,267	0.08
Biotouch Global Solutions, Inc.	(4)(7)(11)	SOFR +	5.50%	9.70%	8/27/2025	8/27/2032		23,799	23,383	23,377	0.37
Canadian Hospital Specialties, Ltd.	(4)(5)(6)(11)	CA +	4.50%	7.37%	4/15/2021	4/14/2028	CAD	29,098	23,124	20,699	0.33
Canadian Hospital Specialties, Ltd.	(4)(5)(6)(7)(10)	CA +	4.50%	7.37%	4/15/2021	4/15/2027	CAD	2,220	1,629	1,569	0.03
CCBlue Bidco, Inc.	(4)(5)(10)	SOFR +	6.50%	10.61% (incl. 4.00% PIK)	12/21/2021	12/21/2028		12,340	12,243	10,304	0.16
Commander Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.75%	6/26/2025	6/26/2032		31,793	31,362	31,374	0.50
Compsych Investments Corp.	(4)(7)(10)	SOFR +	4.75%	9.08%	7/22/2024	7/22/2031		12,033	11,976	12,025	0.19
DCA Investment Holdings, LLC	(4)(10)	SOFR +	6.41%	10.41%	3/12/2021	4/3/2028		32,242	32,102	29,018	0.46
DCA Investment Holdings, LLC	(4)(5)(10)	SOFR +	6.50%	10.50%	12/28/2022	4/3/2028		978	971	880	0.01
Epoch Acquisition, Inc.	(4)(11)	SOFR +	6.00%	10.41%	11/20/2018	10/4/2026		23,611	23,570	23,611	0.38
Imagine 360, LLC	(4)(7)(10)	SOFR +	4.75%	8.75%	9/18/2024	9/30/2028		16,983	16,836	16,956	0.27
Inception Fertility Ventures, LLC	(4)(7)(10)	SOFR +	5.50%	9.81%	4/29/2024	4/29/2030		46,883	46,813	46,068	0.73
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.00%	9.11%	10/15/2020	10/15/2026		126,345	125,830	122,239	1.95
Kwol Acquisition, Inc.	(4)(7)(10)	SOFR +	4.75%	8.75%	12/8/2023	12/6/2029		6,504	6,352	6,485	0.10
MB2 Dental Solutions, LLC	(4)(10)	SOFR +	5.50%	9.66%	2/13/2024	2/13/2031		22,987	22,809	22,987	0.37
MB2 Dental Solutions, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.78%	2/13/2024	2/13/2031		3,749	3,707	3,749	0.06
MB2 Dental Solutions, LLC	(4)(5)(10)	SOFR +	5.50%	9.82%	2/13/2024	2/13/2031		3,400	3,378	3,400	0.05
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	9.76% (incl. 4.00% PIK)	7/16/2021	7/16/2030		263,529	262,700	233,107	3.72

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
PPV Intermediate Holdings, LLC	(4)(10)	SOFR +	5.75%	9.95%	8/31/2022	8/31/2029		$1,962	$1,946	$1,962	0.03%
PPV Intermediate Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.25%	10.20%	9/6/2023	8/31/2029		198	195	198	0.00
Smile Doctors, LLC	(4)(10)	SOFR +	5.90%	10.13%	6/9/2023	12/23/2028		10,666	10,552	10,346	0.17
Smile Doctors, LLC	(4)(5)(7)(10)	SOFR +	5.90%	10.13%	6/9/2023	12/23/2028		2,581	2,528	2,460	0.04
Snoopy Bidco, Inc.	(4)(10)	SOFR +	6.50%	10.43% (incl. 5.50% PIK)	6/1/2021	6/1/2028		349,847	347,283	334,978	5.34
SpecialtyCare, Inc.	(4)(5)(11)	SOFR +	5.00%	9.26%	8/26/2025	12/18/2029		12,297	12,153	12,174	0.19
SpecialtyCare, Inc.	(4)(5)(7)(8)	SOFR +	3.75%	8.12%	8/26/2025	12/18/2029		84	77	82	0.00
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	5.00%	9.00%	12/30/2021	1/2/2029		2,678	2,653	2,678	0.04
Stepping Stones Healthcare Services, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.00%	4/25/2024	1/2/2029		203	198	203	0.00
The Fertility Partners, Inc.	(4)(5)(6)(10)	SOFR +	5.75%	10.03%	3/16/2022	3/16/2028		4,850	4,810	4,559	0.07
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	CA +	5.75%	8.59%	3/16/2022	3/16/2028	CAD	4,885	3,772	3,286	0.05
The Fertility Partners, Inc.	(4)(5)(6)(10)	SOFR +	5.75%	10.03%	3/16/2022	3/16/2028		269	269	253	0.00
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	10.07%	7/15/2022	7/15/2028		1,076	1,066	1,044	0.02
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	10.07%	7/15/2022	7/15/2028		1,476	1,464	1,432	0.02
Unified Women's Healthcare, LP	(4)(5)(9)	SOFR +	5.00%	9.00%	6/16/2022	6/18/2029		2,065	2,065	2,065	0.03
Unified Women's Healthcare, LP	(4)(9)	SOFR +	5.00%	9.16%	3/22/2024	6/18/2029		22,404	22,285	22,404	0.36
Unified Women's Healthcare, LP	(4)(5)(7)(9)	SOFR +	5.00%	9.40%	3/22/2024	6/18/2029		36,347	35,859	36,347	0.58
Unified Women's Healthcare, LP	(4)(5)(9)	SOFR +	5.00%	9.00%	9/22/2025	6/18/2029		14,583	14,475	14,583	0.23
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.55%	11/18/2021	11/20/2028		37,021	36,739	37,021	0.59
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.65%	11/18/2021	11/20/2028		15,616	15,538	15,616	0.25
US Oral Surgery Management Holdco, LLC	(4)(7)(10)	SOFR +	5.25%	9.55%	8/16/2023	11/20/2028		38,959	38,529	38,959	0.62
US Oral Surgery Management Holdco, LLC	(4)(5)(10)	SOFR +	5.25%	9.52%	12/5/2022	11/20/2028		83	83	83	0.00
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	SOFR +	6.50%	10.50% (incl. 5.25% PIK)	8/2/2024	6/30/2029		20,749	20,749	20,749	0.33
WHCG Purchaser III, Inc.	(4)(5)(10)(17)		10.00%	10.00% PIK	8/2/2024	6/30/2030		17,382	6,354	6,605	0.11
									1,382,838	1,319,134	21.00

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Technology
Accuity Delivery Systems, LLC	(4)(5)(7)(9)	SOFR +	5.25%	9.45%	5/29/2025	5/29/2031	$31,965	$31,766	$31,778	0.51%
Brilliance Technologies, Inc.	(4)(5)(7)(9)	SOFR +	4.50%	8.66%	3/11/2025	3/11/2032	1,500	1,487	1,493	0.02
Brilliance Technologies, Inc.	(4)(5)(9)	SOFR +	4.50%	8.66%	3/11/2025	3/11/2032	2,400	2,388	2,394	0.04
Brilliance Technologies, Inc.	(4)(5)(9)	SOFR +	4.50%	8.66%	5/16/2025	3/11/2032	2,130	2,120	2,125	0.03
Caerus US 1, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	9.00%	5/25/2022	5/25/2029	11,198	11,081	11,198	0.18
Caerus US 1, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	9.00%	10/28/2022	5/25/2029	2,159	2,135	2,159	0.03
Caerus US 1, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	9.00%	10/28/2022	5/25/2029	316	312	316	0.01
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	9.00%	3/27/2024	5/25/2029	49,374	49,374	49,374	0.79
Caerus US 1, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.17%	5/25/2022	5/25/2029	603	589	603	0.01
Color Intermediate, LLC	(4)(10)	SOFR +	4.75%	8.85%	7/2/2024	10/1/2029	19,808	19,522	19,808	0.32
Continental Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.66%	4/2/2024	4/2/2031	26,329	25,943	26,307	0.42
Cronos Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	10.54%	3/1/2021	3/1/2028	71,173	70,437	71,173	1.14
Cronos Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	10.38%	3/1/2021	3/1/2028	14,758	14,670	14,758	0.24
Cronos Crimson Holdings, Inc.	(4)(5)(10)	SOFR +	6.24%	10.71%	4/25/2025	3/1/2028	17,647	17,483	17,647	0.28
CT Technologies Intermediate Holdings, Inc.	(4)(10)	SOFR +	5.00%	9.16%	8/30/2024	8/30/2031	28,133	27,896	28,133	0.45
CT Technologies Intermediate Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.16%	8/30/2024	8/30/2031	467	413	408	0.01
CT Technologies Intermediate Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.91%	8/5/2025	8/30/2031	28,112	27,838	28,112	0.45
CT Technologies Intermediate Holdings, Inc.	(4)(5)(10)	SOFR +	4.75%	8.91%	7/10/2025	8/30/2031	12,147	12,030	12,147	0.19
CT Technologies Intermediate Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.91%	7/10/2025	8/30/2031	5,206	5,147	5,206	0.08
eResearchTechnology, Inc.	(4)(10)	SOFR +	4.75%	8.91%	1/15/2025	1/19/2032	152,793	151,419	152,793	2.44
eResearchTechnology, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.91%	1/15/2025	1/19/2032	29,405	28,899	29,261	0.47
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	5.75%	10.01%	10/29/2021	10/29/2028	16,176	16,036	16,176	0.26
Healthcomp Holding Company, LLC	(4)(10)	SOFR +	6.25%	10.42% (incl. 3.00% PIK)	11/8/2023	11/8/2029	102,689	102,025	98,068	1.56
Kona Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.82%	7/23/2024	7/23/2031	78	76	72	0.00
Kona Buyer, LLC	(4)(5)(10)	SOFR +	4.50%	8.82%	7/23/2024	7/23/2031	1,037	1,028	1,032	0.02
Magic Bidco, Inc.	(4)(10)	SOFR +	5.75%	9.75%	7/1/2024	7/1/2030	25,744	25,295	25,744	0.41
Magic Bidco, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.74%	7/1/2024	7/1/2030	3,342	3,269	3,342	0.05
Magic Bidco, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.75%	7/1/2024	7/1/2030	780	739	780	0.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Technology (continued)
MEDX AMCP Holdings, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.91%	7/21/2025	7/21/2032	$4,090	$4,035	$4,038	0.06%
Modernizing Medicine, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.75% (incl. 2.25% PIK)	4/30/2025	4/30/2032	8,921	8,831	8,868	0.14
Neptune Holdings, Inc.	(4)(7)(10)	SOFR +	4.50%	8.50%	12/12/2024	8/31/2030	6,878	6,742	6,854	0.11
Netsmart Technologies, Inc.	(4)(7)(10)	SOFR +	4.95%	9.11% (incl. 2.45% PIK)	8/23/2024	8/23/2031	33,448	33,119	33,426	0.53
Octane Purchaser, Inc.	(4)(5)(7)(9)	SOFR +	4.25%	8.41%	5/19/2025	5/19/2032	2,332	2,318	2,324	0.04
Project Ruby Ultimate Parent Corp.	(4)(8)	SOFR +	2.75%	7.03%	7/18/2025	3/10/2028	8,269	8,269	8,283	0.13
Rocky MRA Acquisition Corp.	(4)(9)	SOFR +	5.00%	9.29%	4/1/2022	4/2/2029	9,403	9,332	9,403	0.15
								724,063	725,603	11.58
Insurance
Amerilife Holdings, LLC	(4)(10)	SOFR +	5.00%	9.17%	6/17/2024	8/31/2029	96,584	96,150	96,584	1.54
Amerilife Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.17%	6/17/2024	8/31/2029	3,309	3,170	3,231	0.05
CFCo, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(17)(18)		0.00%	0.00%	9/11/2023	9/13/2038	9,566	1,397	0	0.00
Daylight Beta Parent, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(17)(18)		10.00%	10.00% PIK	9/11/2023	9/12/2033	6,561	5,559	898	0.01
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.75%	10/29/2021	10/29/2030	14,322	14,229	14,322	0.23
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.75%	10/29/2021	10/29/2030	4,748	4,708	4,748	0.08
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.75%	11/17/2023	10/29/2030	6,840	6,740	6,840	0.11
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	4.75%	8.75%	5/21/2024	10/29/2030	4,557	4,489	4,495	0.07
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	4.75%	8.75%	5/21/2024	10/29/2030	357	340	357	0.01
Foundation Risk Partners Corp.	(4)(5)(10)	SOFR +	5.00%	9.13%	9/24/2025	10/29/2030	2,045	2,045	2,045	0.03
Foundation Risk Partners Corp.	(4)(5)(10)	SOFR +	5.00%	9.24%	9/24/2025	10/29/2030	955	955	955	0.02
Galway Borrower, LLC	(4)(5)(10)	SOFR +	4.50%	8.50%	9/30/2021	9/29/2028	14,664	14,593	14,664	0.23
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.50%	9/30/2021	9/29/2028	1,993	1,930	1,993	0.03
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.50%	2/7/2024	9/29/2028	8,597	8,407	8,597	0.14

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Gimlet Bidco, GmbH	(4)(6)(8)	E +	5.75%	7.78%	4/15/2024	4/23/2031	EUR	30,620	$31,975	$35,950	0.57%
Gimlet Bidco, GmbH	(4)(6)(7)(8)	E +	5.75%	7.78%	4/15/2024	4/23/2031	EUR	10,892	11,688	12,788	0.20
Higginbotham Insurance Agency, Inc.	(4)(5)(6)(11)	SOFR +	4.50%	8.67%	7/3/2024	11/25/2028		$4,938	4,934	4,938	0.08
High Street Buyer, Inc.	(4)(10)	SOFR +	5.25%	9.25%	4/16/2021	4/14/2028	10,253		10,178	10,253	0.16
High Street Buyer, Inc.	(4)(7)(10)	SOFR +	5.25%	9.25%	4/16/2021	4/14/2028	77,963		77,281	77,761	1.24
High Street Buyer, Inc.	(4)(10)	SOFR +	5.25%	9.25%	4/16/2021	4/14/2028	13,534		13,436	13,534	0.22
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.50%	7/18/2025	4/14/2028	2,847		2,739	2,634	0.04
Integrity Marketing Acquisition, LLC	(4)(7)(10)	SOFR +	5.00%	9.20%	8/27/2024	8/25/2028	163,351		162,565	162,520	2.59
Koala Investment Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.50%	8/29/2025	8/29/2032	1,380		1,364	1,363	0.02
MRH Trowe Beteiligungsgesellschaft mbH	(4)(6)(7)(8)	E +	5.00%	7.11%	5/15/2025	5/15/2032	EUR	365	404	422	0.01
Paisley Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.25%	9.47%	4/17/2024	5/7/2031	GBP	6,450	7,981	8,578	0.14
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.25%	7.28%	4/17/2024	5/7/2031	EUR	3,420	3,637	3,975	0.06
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.25%	7.28%	4/17/2024	5/7/2031	EUR	3,016	3,112	3,506	0.06
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.25%	7.28%	7/31/2025	5/7/2031	EUR	1,625	1,855	1,889	0.03
Patriot Growth Insurance Services, LLC	(4)(5)(10)	SOFR +	5.00%	9.15%	10/14/2021	10/16/2028	4,509		4,481	4,509	0.07
Patriot Growth Insurance Services, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.00%	11/17/2023	10/16/2028	3,840		3,809	3,782	0.06
SelectQuote, Inc.	(4)(5)(6)(20)	SOFR +	6.50%	10.76%	10/15/2024	9/30/2027	33,509		33,479	32,169	0.51
SG Acquisition, Inc.	(4)(7)(10)	SOFR +	4.75%	9.05%	4/3/2024	4/3/2030	126,384		125,475	126,384	2.02
Shelf Bidco, Ltd.	(4)(6)(10)(18)	SOFR +	5.18%	9.50%	10/17/2024	10/17/2031	148,757		148,112	148,757	2.37
Simplicity Financial Marketing Group Holdings, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.00%	12/31/2024	12/31/2031	8,664		8,573	8,653	0.14
Sparta UK Bidco, Ltd.	(4)(5)(6)(8)	S +	5.75%	9.72%	9/25/2024	9/25/2031	GBP	17,779	23,451	23,911	0.38
Sparta UK Bidco, Ltd.	(4)(5)(6)(8)	E +	5.75%	7.85%	9/25/2024	9/25/2031	EUR	470	526	551	0.01
SQ ABS Issuer, LLC	(4)(5)(6)(8)		7.80%	7.80%	10/11/2024	10/20/2039	5,109		5,071	5,122	0.08

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Tennessee Bidco, Limited	(4)(6)(8)	SOFR +	5.25%	9.65% (incl. 2.00% PIK)	7/1/2024	7/1/2031		$84,934	$83,471	$84,934	1.35%
Tennessee Bidco, Limited	(4)(5)(6)(8)	SOFR +	5.25%	9.71% (incl. 2.00% PIK)	7/1/2024	7/1/2031	5,348		5,325	5,348	0.09
Tennessee Bidco, Limited	(4)(5)(6)(8)	S +	5.25%	9.47% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	45,824	61,944	61,628	0.98
Tennessee Bidco, Limited	(4)(5)(6)(7)(8)	S +	5.25%	9.47% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	2,634	3,075	3,419	0.05
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.25%	7.55% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	1,916	2,015	2,250	0.04
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.25%	7.62% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	1,691	1,773	1,985	0.03
THG Acquisition, LLC	(4)(5)(10)	SOFR +	4.75%	8.91%	10/31/2024	10/31/2031	11,594		11,494	11,594	0.18
THG Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.91%	10/31/2024	10/31/2031	518		494	518	0.01
World Insurance Associates, LLC	(4)(7)(11)	SOFR +	5.00%	9.00%	2/14/2025	4/3/2030	80,025		78,904	79,759	1.27
									1,099,333	1,105,113	17.61
Interactive Media & Services
North Haven Ushc Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	9.41%	8/28/2024	10/30/2027	2,651		2,622	2,576	0.04
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.35%	8/28/2024	10/30/2027	2,187		2,166	2,133	0.03
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.35%	8/28/2024	10/30/2027	1,281		1,268	1,249	0.02
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.68%	8/28/2024	10/30/2027	545		540	531	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	9.35%	8/28/2024	10/30/2027	787		757	654	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.35%	8/28/2024	10/30/2027	634		628	618	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.41%	8/28/2024	10/30/2027	3,902		3,864	3,805	0.06
Speedster Bidco, GmbH	(6)(7)(8)	E +	3.50%	5.62%	10/17/2024	12/10/2031	EUR	11,009	11,673	13,028	0.21
Speedster Bidco, GmbH	(6)(9)	SOFR +	3.25%	7.24%	10/17/2024	12/10/2031	2,816		2,757	2,827	0.05
									26,275	27,421	0.44

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
IT Services
AI Altius Luxembourg S.à r.l.	(4)(5)(8)		9.75%	9.75% PIK	12/13/2021	12/21/2029		$1,116	$1,105	$1,116	0.02%
AI Altius US Bidco, Inc.	(4)(7)(10)	SOFR +	4.75%	8.99%	5/21/2024	12/21/2028	7,531		7,468	7,531	0.12
Allium Buyer, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.31%	5/2/2023	5/2/2030	1,568		1,533	1,561	0.02
Cassipoee, SASU	(4)(5)(6)(8)	E +	4.50%	6.50%	2/26/2025	2/26/2032	EUR	160	165	184	0.00
Denali TopCo, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.91%	8/26/2025	8/26/2032	16,921		16,748	16,703	0.27
Fern Bidco, Ltd.	(4)(5)(6)(8)	S +	5.25%	9.22%	7/1/2024	7/3/2031	GBP	20,317	25,264	26,847	0.43
Fern Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.25%	9.22%	7/1/2024	7/3/2031	GBP	2,222	2,682	2,750	0.04
Infostretch Corporation	(4)(5)(10)	SOFR +	5.75%	9.90%	4/1/2022	4/1/2028	4,838		4,797	4,330	0.07
Inovalon Holdings, Inc.	(4)(10)	SOFR +	5.50%	9.76% (incl. 2.75% PIK)	4/11/2025	11/24/2028	184,545		182,362	184,545	2.94
KEN Bidco, Ltd.	(4)(5)(6)(10)	S +	6.00%	10.09% (incl. 2.50% PIK)	5/3/2024	8/3/2028	GBP	9,535	11,752	11,317	0.18
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	ST +	6.00%	7.93%	9/28/2022	9/28/2029	SEK	2,090	186	216	0.00
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	E +	6.00%	7.83%	9/28/2022	9/28/2029	EUR	952	917	1,090	0.02
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	CI +	6.00%	7.89%	9/28/2022	9/28/2029	DKK	4,819	625	739	0.01
Monterey Financing, S.à r.l.	(4)(5)(6)(9)	N +	6.00%	10.05%	9/28/2022	9/28/2029	NOK	5,149	466	503	0.01
Nephele III, BV	(4)(5)(6)(7)(8)	E +	5.00%	7.00%	3/31/2025	1/14/2032	EUR	267	285	309	0.00
Park Place Technologies, LLC	(4)(10)	SOFR +	5.25%	9.56%	3/25/2024	3/25/2031	112,365		111,594	112,365	1.79
Park Place Technologies, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.25%	3/25/2024	3/25/2030	4,619		4,520	4,619	0.07
Park Place Technologies, LLC	(4)(5)(10)	SOFR +	5.25%	9.48%	3/25/2024	3/25/2031	9,196		9,142	9,196	0.15
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	10.05%	10/25/2021	10/25/2027	18,885		18,755	18,885	0.30
Red River Technology, LLC	(4)(11)	SOFR +	6.00%	10.46%	5/26/2021	5/26/2027	78,536		78,158	69,111	1.10
Redwood Services Group, LLC	(4)(10)	SOFR +	5.25%	9.26%	1/3/2025	6/15/2029	76,571		75,911	76,571	1.22
Redwood Services Group, LLC	(4)(7)(10)	SOFR +	5.25%	9.26%	2/5/2024	6/15/2029	86,711		85,147	86,585	1.38

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
IT Services (continued)
Turing Holdco, Inc.	(4)(5)(6)(8)	SOFR +	6.00%	10.41% (incl. 2.50% PIK)	10/14/2021	9/28/2028		$9,055	$8,886	$7,991	0.13%
Turing Holdco, Inc.	(4)(5)(6)(8)	SOFR +	6.00%	10.30% (incl. 2.50% PIK)	10/14/2021	10/16/2028	4,503		4,450	3,973	0.06
Turing Holdco, Inc.	(4)(5)(6)(8)	E +	6.00%	8.03% (incl. 2.50% PIK)	10/14/2021	9/28/2028	EUR	11,718	13,355	12,141	0.19
Turing Holdco, Inc.	(4)(5)(6)(8)	E +	6.00%	8.53% (incl. 2.50% PIK)	10/14/2021	8/3/2028	EUR	4,440	5,034	4,600	0.07
Turing Holdco, Inc.	(4)(6)(10)	SOFR +	6.00%	10.10% (incl. 2.50% PIK)	5/3/2024	8/3/2028	21,289		20,871	18,787	0.30
Turing Holdco, Inc.	(4)(5)(6)(10)	S +	6.00%	10.09% (incl. 2.50% PIK)	5/3/2024	8/3/2028	GBP	15,995	19,708	18,984	0.30
									711,886	703,549	11.19
Life Sciences Tools & Services
Cambrex Corp.	(4)(5)(7)(10)	SOFR +	4.50%	8.66%	3/5/2025	3/5/2032	22,262		22,016	21,994	0.35
Creek Parent, Inc.	(4)(7)(10)	SOFR +	5.00%	9.14%	12/17/2024	12/18/2031	68,455		67,237	67,768	1.08
Falcon Parent Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.25%	11/6/2024	11/6/2031	28,447		28,171	28,200	0.45
PAS Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.66%	8/18/2025	8/18/2032	466		455	455	0.01
									117,879	118,417	1.89

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Machinery
Bidco 76 S.p.A.	(4)(6)(7)(8)	E +	5.00%	7.03%	12/11/2024	12/10/2031	EUR	18,340	$18,927	$21,494	0.34%
Cielo Bidco, Ltd.	(4)(5)(6)(8)	S +	4.75%	8.72%	6/30/2025	3/31/2032	GBP	151	206	203	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(7)(8)	E +	4.75%	6.65%	6/30/2025	3/31/2032	EUR	54	63	63	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(8)	SOFR +	4.75%	8.89%	6/30/2025	3/31/2032		$76	75	76	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(7)(8)	SOFR +	4.75%	8.91%	6/30/2025	3/31/2032	36		35	35	0.00
MHE Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.00%	10.46%	7/21/2021	7/21/2027	1,966		1,953	1,929	0.03
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.71%	8/30/2022	7/21/2027	76		75	75	0.00
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.50%	10.96%	12/20/2022	7/21/2027	76		76	75	0.00
									21,410	23,950	0.37
Marine
Armada Parent, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.41%	10/29/2021	10/29/2030	500		479	494	0.01
Armada Parent, Inc.	(4)(10)	SOFR +	5.25%	9.45%	6/9/2025	10/29/2030	25,279		25,092	25,279	0.40
Kattegat Project Bidco, AB	(4)(5)(6)(8)	SOFR +	5.50%	9.50%	3/20/2024	4/7/2031	2,605		2,553	2,605	0.04
Kattegat Project Bidco, AB	(4)(5)(6)(7)(8)	E +	5.50%	7.50%	3/20/2024	4/7/2031	EUR	29,819	31,653	34,913	0.56
									59,777	63,291	1.01
Media
Bimini Group Purchaser, Inc.	(4)(10)	SOFR +	4.75%	8.94%	4/26/2024	4/26/2031	69,359		68,808	69,359	1.11
Bimini Group Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.87%	4/26/2024	4/26/2031	4,434		4,290	4,391	0.07
									73,098	73,750	1.18

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc.	(4)(6)(10)	SOFR +	5.25%	9.45%	8/30/2024	8/15/2028		$49,396	$49,041	$49,396	0.79%
KKR Alberta Midstream Finance, Inc.	(4)(6)(10)	SOFR +	5.25%	9.45%	8/30/2024	8/15/2028		26,870	26,646	26,870	0.43
									75,687	76,266	1.22
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.50%	9.92%	11/12/2021	11/12/2027		7,162	7,121	7,072	0.11
Profile Products, LLC	(4)(5)(7)(10)	P +	4.50%	12.00%	11/12/2021	11/12/2027		433	429	422	0.01
									7,550	7,494	0.12
Pharmaceuticals
Eden Acquisitionco, Ltd.	(4)(6)(7)(10)	SOFR +	6.00%	10.17%	11/2/2023	11/18/2030		34,485	33,897	34,282	0.55
Eden Acquisitionco, Ltd.	(4)(5)(6)(8)	E +	6.00%	8.02%	9/23/2025	11/18/2030	EUR	4,698	4,985	5,515	0.09
Elanco Animal Health, Inc.	(5)(6)(8)	SOFR +	1.75%	6.13%	1/30/2025	8/1/2027		811	812	811	0.01
Gusto Sing Bidco Pte, Ltd.	(4)(5)(6)(7)(10)	BB +	4.75%	8.61%	11/15/2024	11/15/2031	AUD	1,000	638	656	0.01
Perseus Bidco US, Inc.	(4)(5)(6)(8)	SOFR +	5.00%	9.20%	8/13/2025	8/13/2032		11,025	10,890	10,888	0.17
Stark International Lux	(4)(5)(6)(8)	SOFR +	5.00%	9.20%	8/13/2025	8/13/2032		1,236	1,221	1,221	0.02
Stark International Lux	(4)(5)(6)(8)	E +	5.00%	7.04%	8/13/2025	8/13/2032	EUR	196	226	227	0.00
									52,669	53,600	0.85
Professional Services
ALKU, LLC	(4)(5)(10)	SOFR +	6.25%	10.25%	5/23/2023	5/23/2029		784	772	778	0.01
ALKU, LLC	(4)(10)	SOFR +	5.50%	9.50%	2/21/2024	5/23/2029		26,262	25,898	25,606	0.41
Apex Companies, LLC	(4)(5)(11)	SOFR +	5.25%	9.45%	8/28/2024	1/31/2028		10,868	10,755	10,868	0.17
Apex Companies, LLC	(4)(5)(11)	SOFR +	5.25%	9.27%	1/31/2023	1/31/2028		1,962	1,939	1,962	0.03
Apex Companies, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.45%	8/28/2024	1/31/2028		2,772	2,734	2,772	0.04
Artisan Acquisitionco, Ltd.	(4)(6)(8)	SOFR +	4.50%	8.50%	9/27/2024	9/30/2031		57,154	56,175	57,011	0.91
Artisan Acquisitionco, Ltd.	(4)(6)(8)	SOFR +	4.50%	8.50%	9/27/2024	9/30/2031		7,938	7,802	7,918	0.13
Baker Tilly Advisory Group, LP	(4)(10)	SOFR +	4.75%	8.91%	6/3/2024	6/3/2031		53,270	52,623	53,270	0.85
Baker Tilly Advisory Group, LP	(4)(5)(7)(10)	SOFR +	4.50%	8.66%	6/2/2025	6/3/2031		3,657	3,497	3,608	0.06

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	4.50%	8.66%	11/2/2021	11/2/2027		$6,410	$6,358	$6,389	0.10%
Chartwell Cumming Holding, Corp.	(4)(7)(11)	SOFR +	4.75%	8.91%	5/26/2021	11/16/2029		86,554	86,047	86,474	1.38
Chartwell Cumming Holding, Corp.	(4)(5)(7)(11)	SOFR +	4.75%	8.91%	11/18/2022	11/16/2029		8,355	8,125	8,355	0.13
Chartwell Cumming Holding, Corp.	(4)(11)	SOFR +	4.75%	8.91%	2/14/2025	11/16/2029		13,968	13,845	13,968	0.22
Cisive Holdings Corp.	(4)(7)(11)	SOFR +	5.75%	9.85%	12/8/2021	12/8/2028		8,336	8,252	8,147	0.13
Clearview Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.60%	8/26/2021	8/31/2029		7,206	7,155	7,206	0.11
CRCI Longhorn Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.91%	8/27/2024	8/27/2031		11,383	11,259	11,369	0.18
Denali Intermediate Holdings, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.50%	9.67%	8/26/2025	8/26/2032		9,239	9,139	9,146	0.15
East River Bidco, GmbH	(4)(6)(7)(8)	E +	5.25%	7.25%	3/26/2025	3/26/2032	EUR	90	95	104	0.00
G&A Partners Holding Company II, LLC	(4)(10)	SOFR +	5.00%	9.20%	5/6/2025	3/3/2031		33,525	33,026	33,525	0.53
G&A Partners Holding Company II, LLC	(4)(5)(10)	SOFR +	5.00%	9.20%	5/6/2025	3/3/2031		20,613	20,517	20,613	0.33
G&A Partners Holding Company II, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.20%	5/6/2025	3/3/2031		1,905	1,839	1,839	0.03
Guidehouse, Inc.	(4)(10)	SOFR +	5.00%	9.16% (incl. 2.00% PIK)	10/15/2021	12/16/2030		313,469	311,757	313,469	5.00
IG Investments Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	9.31%	11/1/2024	9/22/2028		45,999	45,573	45,999	0.73
King Bidco S.P.E.C.	(4)(5)(6)(7)(8)	E +	5.25%	7.25%	6/26/2025	6/26/2032	EUR	175	200	200	0.00
Mercury Bidco Globe, Limited	(4)(5)(6)(7)(8)	S +	6.00%	9.97%	1/18/2024	1/31/2031	GBP	49,724	62,174	66,874	1.07
Mercury Bidco Globe, Limited	(4)(5)(6)(9)	SOFR +	6.00%	10.31%	1/30/2024	1/31/2031		4,520	4,241	4,520	0.07
MPG Parent Holdings, LLC	(4)(11)	SOFR +	5.00%	9.30%	1/8/2024	1/8/2030		10,790	10,636	10,790	0.17
MPG Parent Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.30%	1/8/2024	1/8/2030		2,989	2,911	2,966	0.05
NDT Global Holding, Inc.	(4)(5)(6)(7)(9)	SOFR +	4.50%	8.65%	6/3/2025	6/4/2032		933	921	925	0.01
Oxford Global Resources, Inc.	(4)(11)	SOFR +	6.00%	10.25%	8/17/2021	8/17/2027		18,628	18,512	18,628	0.30
Oxford Global Resources, Inc.	(4)(7)(11)	SOFR +	6.00%	10.26%	8/17/2021	8/17/2027		2,887	2,854	2,887	0.05
Oxford Global Resources, Inc.	(4)(9)	SOFR +	6.00%	10.21%	6/6/2024	8/17/2027		2,200	2,165	2,200	0.04

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
Pavion Corp.	(4)(10)	SOFR +	6.00%	10.16% (incl. 2.25% PIK)	10/30/2023	10/30/2030	$74,879	$73,792	$74,504	1.19%
Pavion Corp.	(4)(7)(10)	SOFR +	6.00%	10.33% (incl. 2.25% PIK)	10/30/2023	10/30/2030	15,790	15,581	15,698	0.25
Petrus Buyer, Inc.	(4)(10)	SOFR +	4.50%	8.82%	10/17/2022	10/17/2029	1,857	1,825	1,857	0.03
Petrus Buyer, Inc.	(4)(5)(10)	SOFR +	4.50%	8.67%	10/17/2022	10/17/2029	591	581	591	0.01
Petrus Buyer, Inc.	(4)(5)(10)	SOFR +	4.50%	8.70%	2/26/2025	10/17/2029	643	641	643	0.01
Petrus Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.82%	10/17/2022	10/17/2029	39	34	39	0.00
STV Group, Inc.	(4)(7)(10)	SOFR +	4.75%	8.92%	3/20/2024	3/20/2031	24,051	23,548	23,981	0.38
Teneo Holdings, LLC	(4)(5)(7)(9)	SOFR +	4.75%	8.91%	7/31/2025	7/31/2032	116,485	115,188	115,155	1.84
The North Highland Co, LLC	(4)(5)(10)	SOFR +	4.75%	8.91%	12/20/2024	12/20/2031	15,902	15,764	15,465	0.25
The North Highland Co, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.91%	12/20/2024	12/20/2030	2,066	2,004	1,921	0.03
Thevelia US, LLC	(5)(6)(9)	SOFR +	3.00%	7.00%	7/29/2024	6/18/2029	1,273	1,273	1,274	0.02
Titan Investment Company, Inc.	(4)(8)	SOFR +	5.75%	9.90%	3/20/2020	3/20/2027	40,839	40,372	35,326	0.56
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	4.25%	8.48%	6/29/2021	6/29/2029	59,764	59,308	59,764	0.95
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	4.25%	8.43%	6/29/2021	6/29/2029	34,618	34,413	34,618	0.55
Trinity Partners Holdings, LLC	(4)(7)(11)(18)	SOFR +	5.49%	9.75%	12/21/2021	12/31/2030	5,166	5,116	5,166	0.08
West Monroe Partners, LLC	(4)(10)	SOFR +	4.75%	8.88%	11/9/2021	11/8/2028	14,483	14,360	14,339	0.23
West Monroe Partners, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.88%	12/18/2024	11/8/2028	495	491	490	0.01
West Monroe Partners, LLC	(4)(5)(10)	SOFR +	4.75%	8.92%	9/15/2025	11/8/2028	25,935	25,679	25,676	0.41
YA Intermediate Holdings II, LLC	(4)(5)(10)	SOFR +	4.75%	8.94%	10/1/2024	10/1/2031	7,828	7,770	7,828	0.12
YA Intermediate Holdings II, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.59%	10/1/2024	10/1/2031	492	464	492	0.01
								1,268,000	1,275,213	20.32

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Real Estate Management & Development
Castle Management Borrower, LLC	(4)(7)(11)	SOFR +	5.50%	9.50%	11/3/2023	11/5/2029		$23,567	$23,292	$23,567	0.38%
Community Management Holdings Midco 2, LLC	(4)(5)(10)	SOFR +	4.75%	9.05%	11/1/2024	11/1/2031	9,602		9,476	9,602	0.15
Community Management Holdings Midco 2, LLC	(4)(5)(7)(10)	SOFR +	4.75%	9.07%	11/1/2024	11/1/2031	2,311		2,240	2,290	0.04
Community Management Holdings Midco 2, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.20%	7/8/2025	11/1/2031	5,267		5,216	5,267	0.08
Neptune BidCo, SAS	(4)(5)(6)(7)(8)	E +	5.00%	7.03%	4/1/2024	4/1/2031	EUR	8,205	8,726	9,602	0.15
Odevo, AB	(4)(5)(6)(7)(8)	E +	5.50%	7.53%	10/31/2024	12/31/2030	EUR	251	52	86	0.00
Odevo, AB	(4)(5)(6)(8)	S +	5.50%	9.47%	10/31/2024	12/31/2030	GBP	2,215	2,794	2,979	0.05
Odevo, AB	(4)(5)(6)(8)	ST +	5.50%	7.60%	10/31/2024	12/31/2030	SEK	90,957	8,215	9,661	0.15
Odevo, AB	(4)(5)(6)(8)	SOFR +	5.50%	9.57%	10/31/2024	12/31/2030	28,239		28,116	28,239	0.45
Odevo, AB	(4)(5)(6)(7)(8)	E +	5.50%	7.50%	11/28/2024	12/31/2030	EUR	12,388	12,914	14,544	0.23
Odevo, AB	(4)(5)(6)(8)	SOFR +	5.50%	9.56%	6/30/2025	12/31/2030	4,942		4,572	4,942	0.08
Odevo, AB	(4)(5)(6)(8)	S +	5.50%	9.47%	9/12/2025	12/31/2030	GBP	3,729	4,493	5,015	0.08
									110,106	115,794	1.84
Software
Abacus Holdco 2, Oy	(4)(5)(6)(7)(8)	E +	4.50%	6.50%	10/11/2024	10/10/2031	EUR	838	910	984	0.02
Acumatica Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	9.06%	7/28/2025	7/28/2032	11,613		11,481	11,477	0.18
AI Titan Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.66%	8/29/2024	8/29/2031	4,352		4,308	4,343	0.07
Anaplan, Inc.	(4)(10)	SOFR +	4.50%	8.70%	5/20/2025	6/21/2029	20,873		20,715	20,873	0.33
Anaplan, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.70%	5/20/2025	6/21/2029	3,433		3,431	3,430	0.05
Arnhem BidCo, GmbH	(4)(6)(7)(8)	E +	4.50%	6.50%	9/18/2024	9/30/2031	EUR	48,873	53,544	57,314	0.91
Auctane, Inc.	(4)(10)	SOFR +	5.75%	10.14%	10/5/2021	10/5/2028	278,297		275,903	273,427	4.36
Auctane, Inc.	(4)(5)(10)	SOFR +	5.75%	10.14%	12/14/2021	10/5/2028	3,273		3,244	3,216	0.05
AuditBoard, Inc.	(4)(7)(10)	SOFR +	4.50%	8.50%	7/12/2024	7/12/2031	9,270		9,161	9,248	0.15
Azurite Intermediate Holdings, Inc.	(4)(7)(10)	SOFR +	6.00%	10.16%	3/19/2024	3/19/2031	36,936		36,456	36,936	0.59
Banyan Software Holdings, LLC	(4)(5)(11)	SOFR +	5.25%	9.41%	1/2/2025	1/2/2031	9,344		9,262	9,298	0.15
Banyan Software Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.41%	1/2/2025	1/2/2031	5,812		5,747	5,773	0.09
Bayshore Intermediate #2, LP	(4)(10)	SOFR +	5.50%	9.50% (incl. 3.00% PIK)	11/8/2024	10/1/2028	96,947		96,854	96,947	1.55
Bayshore Intermediate #2, LP	(4)(5)(7)(10)	SOFR +	5.00%	9.00%	11/8/2024	10/1/2027	2,287		2,258	2,287	0.04

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Bending Spoons US, Inc.	(6)(11)	SOFR +	5.25%	9.47%	2/19/2025	3/7/2031		$17,922	$17,705	$17,966	0.29%
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	6.00%	10.06% (incl. 1.00% PIK)	8/8/2022	8/8/2028	1,965		1,946	1,935	0.03
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	6.00%	10.06% (incl. 1.00% PIK)	8/8/2022	8/8/2028	346		343	341	0.01
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	6.00%	10.06% (incl. 1.00% PIK)	8/8/2022	8/8/2028	238		236	234	0.00
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	6.00%	10.06% (incl. 1.00% PIK)	10/25/2024	8/8/2028	1,595		1,577	1,571	0.03
Bluefin Holding, LLC	(4)(7)(11)	SOFR +	4.50%	8.56%	9/12/2023	9/12/2029	27,291		26,823	27,291	0.44
Bond Lux HoldCo S.à r.l.	(4)(5)(6)(8)	E +	5.00%	7.10%	9/26/2025	9/27/2032	EUR	9,838	11,344	11,377	0.18
Brave Parent Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	9.16%	11/28/2023	11/28/2030	67,276		66,748	67,276	1.07
Caribou Bidco, Ltd.	(4)(6)(8)	S +	5.00%	9.22%	7/2/2024	2/1/2029	GBP	39,280	49,955	52,828	0.84
Confine Visual Bidco	(4)(6)(8)	SOFR +	5.75%	9.87%	2/23/2022	2/23/2029	15,868		15,640	12,734	0.20
Confine Visual Bidco	(4)(5)(6)(8)	SOFR +	5.75%	9.87%	3/11/2022	2/23/2029	379		379	304	0.00
Confluence Technologies, Inc.	(4)(5)(9)	SOFR +	5.00%	9.23%	2/14/2025	7/30/2028	2,215		2,159	2,182	0.03
Connatix Buyer, Inc.	(4)(10)	SOFR +	5.50%	10.08%	7/14/2021	7/14/2027	21,194		21,068	20,876	0.33
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.96%	7/14/2021	7/14/2027	2,607		2,575	2,526	0.04
Connatix Buyer, Inc.	(4)(5)(10)	SOFR +	5.50%	10.08%	10/9/2024	7/14/2027	1,134		1,120	1,117	0.02
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	10.08%	10/9/2024	7/14/2027	336		309	321	0.01
Coupa Software, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.25%	9.56%	2/27/2023	2/27/2030	1,813		1,782	1,811	0.03
Crewline Buyer, Inc.	(4)(7)(11)	SOFR +	6.75%	10.91%	11/8/2023	11/8/2030	61,956		60,707	61,956	0.99
Denali Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.00%	8.97%	9/5/2025	9/5/2031	GBP	17,654	23,262	23,620	0.38
Denali Bidco, Ltd.	(4)(5)(6)(8)	E +	5.00%	7.05%	9/5/2025	9/5/2031	EUR	31,222	36,243	36,473	0.58
Denali Bidco, Ltd.	(4)(5)(6)(8)	E +	5.00%	7.05%	9/5/2025	9/5/2031	EUR	1,632	1,760	1,907	0.03
Diligent Corp.	(4)(10)	SOFR +	5.00%	9.20%	4/30/2024	8/2/2030	49,683		49,529	49,683	0.79
Diligent Corp.	(4)(10)	SOFR +	5.00%	9.20%	4/30/2024	8/2/2030	8,517		8,491	8,517	0.14
Discovery Education, Inc.	(4)(10)	SOFR +	6.75%	10.98% (incl. 5.99% PIK)	4/7/2022	4/9/2029	34,065		33,806	28,529	0.46
Discovery Education, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.99%	4/7/2022	4/9/2029	1,973		1,944	1,492	0.02
Discovery Education, Inc.	(4)(5)(10)	SOFR +	6.75%	10.88% (incl. 5.94% PIK)	10/3/2023	4/9/2029	3,833		3,803	3,210	0.05
Doit International, Ltd.	(4)(5)(7)(11)	SOFR +	4.50%	8.70%	11/25/2024	11/26/2029	11,548		11,269	11,461	0.18

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Dropbox, Inc.	(4)(6)(7)(10)(18)	SOFR +	5.66%	9.79%	12/10/2024	12/11/2029		$48,110	$47,304	$47,254	0.75%
Eagan Parent, Inc.	(4)(5)(7)(9)	SOFR +	4.50%	8.63%	9/6/2025	9/8/2032	361		359	359	0.01
Edison Bidco, AS	(4)(5)(6)(7)(8)	E +	5.25%	7.30%	12/18/2024	12/18/2031	EUR	345	307	405	0.01
Elements Finco, Ltd.	(4)(5)(6)(8)	SOFR +	5.00%	9.16%	4/30/2024	4/29/2031	5,046		5,028	5,033	0.08
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.47% (incl. 2.50% PIK)	3/27/2024	4/29/2031	GBP	19,721	24,482	26,456	0.42
Elements Finco, Ltd.	(4)(6)(8)	SOFR +	5.25%	9.41% (incl. 2.25% PIK)	3/27/2024	4/29/2031	6,162		6,105	6,147	0.10
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.47% (incl. 2.50% PIK)	3/27/2024	4/29/2031	GBP	8,840	10,974	11,860	0.19
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.25%	9.22% (incl. 2.25% PIK)	11/29/2024	4/29/2031	GBP	3,631	4,505	4,871	0.08
Everbridge Holdings, LLC	(4)(6)(10)	SOFR +	5.00%	9.29%	7/2/2024	7/2/2031	22,056		21,965	22,056	0.35
Everbridge Holdings, LLC	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.29%	7/2/2024	7/2/2031	2,161		2,136	2,161	0.03
Experity, Inc.	(4)(5)(10)	SOFR +	6.00%	10.00% (incl. 3.25% PIK)	7/22/2021	2/24/2028	12,155		12,071	12,155	0.19
Experity, Inc.	(4)(5)(7)(10)	SOFR +	6.00%	10.00% (incl. 3.25% PIK)	2/24/2022	2/24/2028	3,912		3,857	3,889	0.06
Flexera Software, LLC	(4)(5)(9)	E +	4.75%	6.63%	8/15/2025	8/15/2032	EUR	9,726	11,352	11,390	0.18
Flexera Software, LLC	(4)(5)(7)(9)	SOFR +	4.75%	8.96%	8/15/2025	8/15/2032	32,226		32,141	32,139	0.51
Gigamon, Inc.	(4)(10)	SOFR +	5.75%	10.22%	3/11/2022	3/9/2029	7,194		7,123	6,672	0.11
Gigamon, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	10.22%	3/11/2022	3/9/2029	306		304	274	0.00

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Granicus, Inc.	(4)(10)	SOFR +	5.75%	10.06% (incl. 2.25% PIK)	1/17/2024	1/17/2031		$17,676	$17,548	$17,676	0.28%
Granicus, Inc.	(4)(7)(10)	SOFR +	5.25%	9.56% (incl. 2.25% PIK)	1/17/2024	1/17/2031		4,756	4,716	4,752	0.08
GS Acquisitionco, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.25%	3/26/2024	5/25/2028		1,646	1,628	1,597	0.03
GS Acquisitionco, Inc.	(4)(5)(11)	SOFR +	5.25%	9.25%	3/26/2024	5/25/2028		5,289	5,275	5,237	0.08
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.55%	9.71% (incl. 2.93% PIK)	6/14/2024	6/14/2031		15,060	14,940	14,984	0.24
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.55%	9.71% (incl. 2.93% PIK)	9/26/2024	6/14/2031		6,860	6,803	6,825	0.11
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.55%	9.71% (incl. 2.93% PIK)	6/14/2024	6/14/2031		5,592	5,548	5,564	0.09
Icefall Parent, Inc.	(4)(7)(11)	SOFR +	4.50%	8.81%	1/26/2024	1/25/2030		39,632	39,111	39,632	0.63
INK BC Bidco SpA	(4)(6)(7)(8)	E +	5.00%	7.08%	7/17/2025	7/16/2032	EUR	12,571	14,254	14,422	0.23
IQN Holding Corp.	(4)(10)	SOFR +	5.75%	9.75% (incl. 3.13% PIK)	5/2/2022	5/2/2029		4,906	4,883	4,906	0.08
IQN Holding Corp.	(4)(5)(7)(10)	SOFR +	5.25%	9.25%	5/2/2022	5/2/2028		285	283	285	0.00
IQN Holding Corp.	(4)(5)(10)	SOFR +	5.75%	9.75% (incl. 3.13% PIK)	5/16/2025	5/2/2029		605	605	605	0.01
IRI Group Holdings, Inc.	(4)(7)(10)	SOFR +	4.50%	8.66%	4/9/2025	12/1/2029		197,537	195,398	197,537	3.15
JS Parent, Inc.	(4)(7)(10)	SOFR +	4.75%	9.06%	4/24/2024	4/24/2031		35,309	35,155	35,292	0.56
LD Lower Holdings, Inc.	(4)(11)	SOFR +	7.50%	11.60%	2/8/2021	8/9/2027		83,597	83,465	74,819	1.19
LogicMonitor, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.81%	11/15/2024	11/15/2031		15,936	15,740	15,832	0.25
Magnesium BorrowerCo, Inc.	(4)(10)	SOFR +	4.50%	8.66%	5/19/2022	5/18/2029		5,585	5,520	5,585	0.09
Magnesium BorrowerCo, Inc.	(4)(5)(10)	SOFR +	4.50%	8.66%	3/21/2024	5/18/2029		139	138	139	0.00
Magnesium BorrowerCo, Inc.	(4)(5)(10)	S +	4.50%	8.47%	5/19/2022	5/18/2029	GBP	3,348	4,128	4,503	0.07

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	3.75%	7.90%	7/30/2021	7/31/2028		$8,374	$8,323	$7,327	0.12%
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.25%	10.40%	6/9/2023	7/31/2028		6,843	6,705	6,432	0.10
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(7)(8)	SOFR +	3.75%	7.75%	2/14/2025	4/30/2028		393	390	351	0.01
Medallia, Inc.	(4)(10)	SOFR +	6.50%	10.47% (incl. 4.00% PIK)	10/28/2021	10/29/2028		390,813	387,993	321,443	5.13
Medallia, Inc.	(4)(5)(10)	SOFR +	6.50%	10.47% (incl. 4.00% PIK)	8/16/2022	10/29/2028		2,293	2,273	1,886	0.03
Monk Holding, Co.	(4)(10)(18)	SOFR +	5.50%	9.60%	12/1/2021	12/1/2027		4,718	4,677	4,718	0.08
Monk Holding, Co.	(4)(5)(7)(10)	SOFR +	5.50%	9.60%	12/1/2021	12/1/2027		983	977	983	0.02
MRI Software, LLC	(11)	SOFR +	4.75%	8.75%	9/22/2020	2/10/2027		6,672	6,674	6,659	0.12
MRI Software, LLC	(11)	SOFR +	4.75%	8.75%	2/10/2020	2/10/2027		89,966	89,822	89,795	1.45
MRI Software, LLC	(4)(5)(7)(11)	SOFR +	4.75%	8.75%	2/10/2020	2/10/2027		736	715	534	0.01
NAVEX TopCo, Inc.	(4)(7)(10)	SOFR +	5.25%	9.41%	11/9/2023	11/9/2030		60,383	59,436	60,383	0.96
Nintex Topco, Limited	(4)(6)(8)	SOFR +	6.00%	10.01% (incl. 1.50% PIK)	11/12/2021	11/13/2028		34,165	33,869	31,005	0.49
Noble Midco 3, Ltd.	(4)(5)(6)(7)(10)	SOFR +	4.75%	8.75%	6/10/2024	6/24/2031		16,792	16,624	16,772	0.27
Optimizely North America, Inc.	(4)(5)(10)	S +	5.50%	9.47%	10/30/2024	10/30/2031	GBP	860	1,106	1,134	0.02
Optimizely North America, Inc.	(4)(5)(10)	E +	5.25%	7.15%	10/30/2024	10/30/2031	EUR	2,868	3,087	3,300	0.05
Optimizely North America, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.16%	10/30/2024	10/30/2031		8,173	8,092	7,998	0.13
PDI TA Holdings, Inc.	(4)(10)	SOFR +	5.50%	9.81%	2/1/2024	2/3/2031		47,421	46,928	47,421	0.76
PDI TA Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.81%	2/1/2024	2/3/2031		1,520	1,477	1,520	0.02
Ping Identity Holding Corp.	(4)(5)(7)(10)	SOFR +	4.75%	8.75%	10/21/2024	10/17/2029		6,640	6,640	6,640	0.11
QBS Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.50%	6/3/2025	6/3/2032		13,479	13,410	13,436	0.21
Rally Buyer, Inc.	(4)(5)(10)	SOFR +	6.25%	10.27% (incl. 3.50% PIK)	7/19/2022	7/19/2029		893	883	819	0.01
Rally Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	10.06%	7/19/2022	7/19/2029		38	37	29	0.00

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Relativity ODA, LLC	(4)(7)(11)	SOFR +	4.50%	8.66%	5/12/2021	5/12/2029		$19,337	$19,122	$19,240	0.31%
Scorpio BidCo SAS	(4)(5)(6)(7)(8)	E +	5.75%	7.75%	4/3/2024	4/30/2031	EUR	22,826	24,306	26,747	0.43
Seven Bidco, SASU	(4)(5)(6)(7)(8)	E +	4.50%	6.55%	8/29/2025	8/29/2032	EUR	3,412	3,965	3,979	0.06
Spaceship Purchaser, Inc.	(4)(10)	SOFR +	2.25%	6.55%	9/5/2025	10/17/2031	85,987		85,837	85,813	1.37
Spaceship Purchaser, Inc.	(4)(7)(10)(18)	SOFR +	5.92%	10.22%	9/5/2025	10/17/2031	5,290		5,290	5,290	0.08
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	9.76%	3/9/2021	3/11/2027	56,391		56,189	56,391	0.90
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	9.76%	11/19/2021	3/11/2027	20,822		20,708	20,822	0.33
Spitfire Parent, Inc.	(4)(5)(11)	E +	5.50%	7.41%	3/8/2021	3/11/2027	EUR	10,054	12,078	11,804	0.19
Tango Bidco, SAS	(4)(5)(6)(8)	E +	5.00%	7.28%	10/17/2024	10/17/2031	EUR	11,872	12,699	13,903	0.22
Tango Bidco, SAS	(4)(5)(6)(7)(8)	E +	5.00%	7.28%	10/17/2024	10/17/2031	EUR	3,252	3,471	3,797	0.06
Tricentis Operations Holdings, Inc.	(4)(5)(7)(11)	SOFR +	6.25%	10.48% (incl. 4.88% PIK)	2/11/2025	2/11/2032	23,545		23,289	23,493	0.37
Triple Lift, Inc.	(4)(10)	SOFR +	5.75%	9.90%	3/18/2022	5/5/2028	13,635		13,520	12,545	0.20
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	9.90%	5/6/2021	5/5/2028	46,918		46,513	42,548	0.68
Varicent Parent Holdings Corp.	(4)(5)(7)(10)	SOFR +	5.75%	9.75% (incl. 3.13% PIK)	8/23/2024	8/23/2031	13,106		12,927	12,930	0.21
WPEngine, Inc.	(4)(7)(10)	SOFR +	6.00%	10.02%	8/14/2023	8/14/2029	66,667		65,249	66,467	1.06
Zendesk, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.00%	7/23/2024	11/22/2028	1,720		1,699	1,715	0.03
Zorro Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	4.40%	8.61%	8/13/2024	8/13/2031	GBP	28,916	36,192	38,457	0.61
Zorro Bidco, Ltd.	(4)(5)(6)(8)	S +	4.40%	8.61%	1/30/2025	8/13/2031	GBP	3,165	3,901	4,214	0.07
Zorro Bidco, Ltd.	(4)(5)(6)(8)	ST +	4.40%	6.60%	2/6/2025	8/13/2031	SEK	43,390	3,949	4,563	0.07
									2,781,990	2,713,707	43.30

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	5.98%	10.29%	5/3/2019	5/3/2028		$175,836	$175,577	$175,836	2.80%
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	5.00%	9.26%	6/13/2024	2/28/2028		84,454	84,041	84,454	1.35
Trading Companies & Distributors
Paramount Global Surfaces, Inc.	(4)(11)	SOFR +	6.00%	10.26%	4/30/2021	4/30/2027		53,764	53,352	41,264	0.66
Red Fox CD Acquisition Corp.	(4)(11)	SOFR +	6.00%	10.00%	3/4/2024	3/4/2030		73,454	72,208	73,454	1.17
Red Fox CD Acquisition Corp.	(4)(5)(7)(11)	SOFR +	6.00%	10.00%	5/31/2024	3/4/2030		7,533	7,019	7,533	0.12
									132,579	122,251	1.95
Transportation Infrastructure
Capstone Acquisition Holdings, Inc.	(4)(11)	SOFR +	4.50%	8.76%	8/29/2024	11/13/2029		5,418	5,403	5,418	0.09
Frontline Road Safety, LLC	(4)(8)	SOFR +	4.75%	8.91% (incl. 2.00% PIK)	3/4/2025	3/4/2032		15,169	15,031	15,093	0.24
Frontline Road Safety, LLC	(4)(5)(7)(8)	SOFR +	4.75%	8.91% (incl. 2.00% PIK)	3/4/2025	3/4/2032		9,216	9,110	9,157	0.15
Helix TS, LLC	(4)(7)(10)	SOFR +	6.25%	10.55%	8/4/2021	8/4/2027		26,945	26,664	26,600	0.42
Helix TS, LLC	(4)(10)	SOFR +	6.25%	10.56%	8/4/2021	8/4/2027		20,702	20,575	20,495	0.33
Helix TS, LLC	(4)(5)(10)	SOFR +	6.25%	10.25%	12/22/2023	8/4/2027		3,747	3,709	3,709	0.06
Helix TS, LLC	(4)(5)(10)	SOFR +	6.25%	10.47%	12/14/2022	8/4/2027		975	968	965	0.02
Italian Motorway Holdings S.à r.l	(4)(5)(6)(8)	E +	5.25%	7.37%	4/28/2022	4/28/2029	EUR	78,810	81,855	92,526	1.48
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	10.12%	4/19/2021	10/19/2027		32,822	32,593	31,509	0.50
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	9.89%	4/19/2021	10/19/2027		20,230	20,107	19,420	0.31
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	9.73%	1/31/2022	10/19/2027		4,124	4,093	3,959	0.06
Roadsafe Holdings, Inc.	(4)(5)(11)	P +	4.75%	12.00%	9/11/2024	10/19/2027		1,225	1,210	1,176	0.02
Safety Borrower Holdings, LP	(4)(11)	SOFR +	4.75%	8.91%	9/1/2021	9/1/2027		5,217	5,203	5,217	0.08
Safety Borrower Holdings, LP	(4)(5)(7)(11)	P +	3.75%	11.00%	9/1/2021	9/1/2027		121	120	117	0.00

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Transportation Infrastructure (continued)
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.80%	9/24/2021	9/24/2027	$36,480	$36,242	$36,480	0.58%
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.25%	9.68%	9/19/2023	9/24/2027	15,680	15,525	15,680	0.25
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.79%	9/24/2021	9/24/2027	11,321	11,321	11,321	0.18
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.89%	9/19/2023	9/24/2027	9,874	9,776	9,874	0.16
Sam Holding Co, Inc.	(4)(5)(7)(11)	SOFR +	5.50%	9.81%	9/5/2024	9/24/2027	11,939	11,828	11,820	0.19
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	9.96%	7/9/2021	7/9/2027	38,189	37,963	38,189	0.61
TRP Infrastructure Services, LLC	(4)(5)(7)(11)	SOFR +	5.50%	9.82%	12/2/2024	7/9/2027	22,463	22,137	22,226	0.35
								371,433	380,951	6.08
Wireless Telecommunication Services
CCI Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.00%	5/13/2025	5/13/2032	22,079	21,859	21,956	0.35
Total First Lien Debt - non-controlled/non-affiliated								13,577,376	13,437,239	214.25
First Lien Debt - non-controlled/affiliated
Aerospace & Defense
Align Precision Group, LLC	(4)(11)(16)	SOFR +	6.75%	10.75% PIK	7/3/2025	7/3/2030	8,527	8,527	8,527	0.14
Align Precision Group, LLC	(4)(5)(7)(11)(16)	SOFR +	6.75%	10.75% PIK	7/3/2025	7/3/2030	1,186	1,179	1,186	0.02
								9,706	9,713	0.16
Professional Services
Material Holdings, LLC	(4)(5)(10)(16)	SOFR +	6.00%	10.10% (incl. 5.50% PIK)	6/14/2024	8/19/2027	22,257	22,137	22,257	0.36
Material Holdings, LLC	(4)(5)(10)(16)(17)	SOFR +	6.00%	10.10% PIK	6/14/2024	8/19/2027	5,619	5,263	102	0.00
Material Holdings, LLC	(4)(5)(7)(10)(16)	SOFR +	6.00%	10.10% PIK	6/25/2025	8/19/2027	481	479	440	0.01
								27,879	22,799	0.37
Total First Lien Debt - non-controlled/affiliated								37,585	32,512	0.53
Total First Lien Debt								13,614,961	13,469,751	214.78

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Second Lien Debt
Second Lien Debt - non-controlled/non-affiliated
Health Care Providers & Services
Canadian Hospital Specialties, Ltd.	(4)(5)(6)(8)		8.75%	8.75%	4/15/2021	4/15/2029	CAD	10,533	$8,329	$7,058	0.11%
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	13.16%	5/26/2021	10/15/2027		$5,183	5,150	4,885	0.08
									13,479	11,943	0.19
Health Care Technology
Project Ruby Ultimate Parent Corp.	(4)(5)(10)	SOFR +	5.25%	9.53%	10/15/2024	3/10/2029	1,000		996	998	0.02
Insurance
SQ ABS Issuer, LLC	(4)(5)(6)(8)		9.65%	9.65%	10/11/2024	10/20/2039	3,406		3,361	3,406	0.05
Interactive Media & Services
Speedster Bidco, GmbH	(4)(6)(8)	CA +	5.50%	7.95%	12/10/2024	2/13/2032	CAD	50,654	35,540	36,034	0.57
IT Services
Inovalon Holdings, Inc.	(4)(10)	SOFR +	8.50%	12.78% PIK	4/11/2025	11/24/2033	15,994		15,807	15,994	0.26
Machinery
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	11.28%	11/19/2021	11/19/2029	9,619		9,568	9,571	0.15
Professional Services
Thevelia US, LLC	(4)(5)(6)(9)	SOFR +	5.00%	9.00%	6/17/2022	6/17/2032	4,920		4,833	4,920	0.08
Real Estate Management & Development
Progress Residential PM Holdings, LLC	(4)(8)	SOFR +	4.75%	8.93%	9/11/2025	9/11/2028	73,660		72,937	72,922	1.18
Software
CB Nike Holdco, LLC	(4)(11)	SOFR +	7.35%	11.55% PIK	11/25/2024	11/26/2029	38,884		38,248	38,106	0.61
Denali Bidco, Ltd.	(4)(5)(6)(8)		9.80%	9.80% PIK	9/5/2025	9/5/2032	EUR	13,484	15,644	15,673	0.25
Denali Bidco, Ltd.	(4)(5)(6)(8)		11.20%	11.20% PIK	9/5/2025	9/5/2032	GBP	7,763	10,379	10,337	0.16
INK BC Finco SpA	(4)(6)(8)	E +	8.25%	10.33% PIK	7/17/2025	7/16/2033	EUR	2,806	3,190	3,228	0.05
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.50%	10.88% (incl. 6.50% PIK)	7/30/2021	7/30/2029	3,667		3,643	3,117	0.05
									71,104	70,461	1.12
Total Second Lien Debt - non-controlled/non-affiliated									227,625	226,249	3.62
Total Second Lien Debt									227,625	226,249	3.62
Unsecured Debt
Unsecured Debt - non-controlled/non-affiliated
Health Care Technology
Healthcomp Holding Company, LLC	(4)(5)(8)		13.75%	13.75% PIK	11/8/2023	11/8/2031	12,823		12,588	11,989	0.19
IT Services
PPT Holdings III, LLC	(4)(5)(8)		12.75%	12.75% PIK	3/25/2024	3/27/2034	1,953		1,919	2,002	0.03
Total Unsecured Debt - non-controlled/non-affiliated									14,507	13,991	0.22
Total Unsecured Debt									14,507	13,991	0.22

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity
Equity - non-controlled/non-affiliated
Aerospace & Defense
Micross Topco, Inc. - Common Equity	(4)			3/28/2022		4,767	$4,767	$7,198	0.11%
Air Freight & Logistics
AGI Group Holdings, LP - Class A-2 Common Units	(4)			6/11/2021		902	902	1,466	0.02
Mode Holdings, LP - Class A-2 Common Units	(4)			12/9/2019		5,486,923	5,487	2,963	0.05
Red Griffin ParentCo, LLC - Class A Common Units	(4)			11/27/2024		935	3,968	1,502	0.02
							10,357	5,931	0.09
Biotechnology
Axsome Therapeutics, Inc. - Common Stock	(6)			5/6/2025		13,696	1,467	1,663	0.03
Commercial Services & Supplies
Genstar Neptune Blocker, LLC - Blocker Note	(4)			12/2/2024		8,738	9	9	0.00
Genstar Neptune Blocker, LLC - Blocker Units	(4)			12/2/2024		218	343	377	0.01
Genstar Neptune Blocker, LLC - Class Z Units	(4)			12/2/2024		57	81	89	0.00
GTCR Investors, LP - Class A-1 Common Units	(4)			9/29/2023		417,006	417	566	0.01
GTCR/Jupiter Blocker, LLC - Blocker Note	(4)			12/2/2024		6,291	6	6	0.00
GTCR/Jupiter Blocker, LLC - Class Z Units	(4)			12/2/2024		41	58	64	0.00
Jupiter Ultimate Holdings, LLC - Class A Common Units	(4)			11/8/2024		1	0	0	0.00
Jupiter Ultimate Holdings, LLC - Class B Common Units	(4)			11/8/2024		278	218	223	0.00
Jupiter Ultimate Holdings, LLC - Class C Common Units	(4)			11/8/2024		278,074	221	259	0.00
RC VI Buckeye Holdings, LLC - LLC Units	(4)			1/2/2025		161,291	161	177	0.00
							1,514	1,770	0.02

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class A Units	(4)			12/10/2021		1	$702	$0	0.00%
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class C Preferred Units	(4)			7/12/2023		1	83	0	0.00
EIS Acquisition Holdings, LP - Class A Common Units	(4)			11/1/2021		6,761	3,350	6,976	0.11
							4,135	6,976	0.11
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interest	(4)		11.50%	8/3/2021		12,511,857	12,314	17,622	0.30
DTA, LP - Class A Common Units	(4)			3/25/2024		2,171,032	2,171	3,506	0.06
							14,485	21,128	0.36
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Common Units	(4)			10/1/2021		6,930	5,877	7,212	0.13
Point Broadband Holdings, LLC - Class B Common Units	(4)			10/1/2021		369,255	1,053	1,337	0.02
Point Broadband Holdings, LLC - Class Additional A Common Units	(4)			3/24/2022		1,489	1,263	1,550	0.02
Point Broadband Holdings, LLC - Class Additional B Common Units	(4)			3/24/2022		79,358	226	287	0.00
							8,419	10,386	0.17
Electrical Equipment
Griffon Aggregator, Ltd. - LP Interest	(4)			7/31/2025		610,738	611	611	0.01
Electronic Equipment, Instruments & Components
NSI Parent, LP - Class A Common Units	(4)			12/23/2024		578,564	579	688	0.01
Spectrum Safety Solutions Purchaser, LLC - Common Equity	(4)(6)			7/1/2024		5,286,915	5,287	6,187	0.12
							5,866	6,875	0.13

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Financial Services
THL Fund IX Investors (Plymouth II), LP - LP Interest	(4)			8/31/2023		248,786	$249	$413	0.01%
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)			9/10/2021		539	539	270	0.00
Health Care Providers & Services
AVE Holdings I Corp. - Series A-1 Preferred Shares	(4)		11.50%	2/25/2022		625,944	607	721	0.01
Jayhawk Holdings, LP - Class A-1 Common Units	(4)			5/26/2021		2,201	392	53	0.00
Jayhawk Holdings, LP - Class A-2 Common Units	(4)			5/26/2021		1,185	211	28	0.00
WHCG Purchaser, Inc. - Class A Common Units	(4)			8/2/2024		4,755,436	0	0	0.00
							1,210	802	0.01
Health Care Technology
Caerus Midco 2 S.à r.l. - Additional Vehicle Units	(4)(6)			10/28/2022		11,710	12	1	0.00
Caerus Midco 2 S.à r.l. - Vehicle Units	(4)(6)			5/25/2022		58,458	58	54	0.00
Healthcomp Holding Company, LLC - Preferred Interest	(4)		6.00%	11/8/2023		9,850	985	404	0.01
							1,055	459	0.01
Insurance
CFCo, LLC (Benefytt Technologies, Inc.) - Class B Units	(4)			9/28/2023		14,907,400	0	0	0.00
SelectQuote, Inc. - Warrants	(4)(6)			10/11/2024		601,075	0	132	0.00
Shelf Holdco, Ltd. - Common Equity	(4)(6)			12/30/2022		50,000	50	190	0.00
							50	322	0.00
IT Services
NC Ocala Co-Invest Beta, LP - LP Interest	(4)			11/12/2021		2,854,133	2,854	3,311	0.05
Life Sciences Tools & Services
Falcon Top Parent, LLC - Class A Common Units	(4)			11/6/2024		772,599	773	773	0.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Professional Services
OHCP V TC COI, LP - LP Interest	(4)				6/29/2021		3,500,000	$3,500	$8,645	0.14%
Tricor Horizon - LP Interest	(4)(6)				6/13/2022		402,339	402	426	0.01
Trinity Air Consultants Holdings Corp. - Common Units	(4)				6/12/2024		2,583	3	6	0.00
								3,905	9,077	0.15
Real Estate Management & Development
Community Management Holdings Parent, LP - Series A Preferred Units	(4)			8.00%	11/1/2024		310,331	310	335	0.01
Software
AI Titan Group Holdings, LP - Class A-2 Common Units	(4)				8/28/2024		44	44	50	0.00
Connatix Parent, LLC - Class L Common Units	(4)				7/14/2021		42,045	462	209	0.00
Descartes Holdings, Inc. - Class A Common Stock	(4)				10/9/2023		49,139	213	0	0.00
Expedition Holdco, LLC - Class A Common Units	(4)				2/24/2022		90	57	53	0.00
Expedition Holdco, LLC - Class B Common Units	(4)				2/24/2022		90,000	33	14	0.00
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)			10.50%	7/30/2021		3,550,000	3,444	4,021	0.06
Mimecast Limited - LP Interest	(4)				5/3/2022		667,850	668	735	0.01
TPG IX Newark CI, LP - LP Interest	(4)				10/26/2023		1,965,727	1,966	1,966	0.03
Zoro - Common Equity	(4)				11/22/2022		2,073	21	26	0.00
Zoro - Series A Preferred Shares	(4)	SOFR +	9.50%	13.48%	11/22/2022		265	257	380	0.01
								7,165	7,454	0.11
Specialty Retail
CustomInk, LLC - Series A Preferred Units	(4)				5/3/2019		384,520	5,200	6,252	0.10
Transportation Infrastructure
Ncp Helix Holdings, LLC - Preferred Shares	(4)			8.00%	8/3/2021		376,232	288	542	0.01
Total Equity - non-controlled/non-affiliated								75,219	92,548	1.50

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/affiliated
Aerospace & Defense
Align Precision Group, LLC - Class A-3 Units	(4)(16)			7/3/2025		4,296	$384	$1,760	0.05%
Insurance
Blackstone Donegal Holdings LP - LP Interests (Westland Insurance Group LTD)	(4)(6)(16)			1/5/2021			1	5,337	0.09
Professional Services
Material+ Holding Company, LLC - Class C Units	(4)(16)			6/14/2024		5,898	0	0	0.00
Total Equity - non-controlled/affiliated							385	7,097	0.14
Total Equity							75,604	99,645	1.64

Total Investments - non-controlled/non-affiliated							13,894,727	13,770,027	219.59
Total Investments - non-controlled/affiliated							37,970	39,609	0.67
Total Investment Portfolio							13,932,697	13,809,636	220.26
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund - Investor Class			4.01%				440	440	0.01
BlackRock ICS US Treasury Fund			4.06%				103	103	0.00
Other Cash and Cash Equivalents							249,348	249,348	3.98
Total Cash and Cash Equivalents							249,891	249,891	3.99
Total Portfolio Investments, Cash and Cash Equivalents							$14,182,588	$14,059,527	224.25%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Condensed Consolidated Schedule of Investments) are denominated in U.S. dollars. As of September 30, 2025, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2025. Variable rate loans typically include an interest reference rate floor feature. As of September 30, 2025, 88.4% of the debt portfolio at fair value had an interest rate floor above zero. Rates on equity instruments represents contractual dividend rates on certain preferred equity positions.
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)
(6)The investment is not a Qualifying Asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, Qualifying Assets represent at least 70% of the Company’s total assets. As of September 30, 2025, non-qualifying assets represented 14.8% of total assets as calculated in accordance with regulatory requirements.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
123Dentist, Inc.	Delayed Draw Term Loan	9/8/2027	$29,086	$(144)
123Dentist, Inc.	Delayed Draw Term Loan	8/10/2026	37	—
Abacus Holdco 2, Oy	Delayed Draw Term Loan	10/11/2027	177	—
Accuity Delivery Systems, LLC	Revolver	5/29/2031	5,327	(27)
Accuity Delivery Systems, LLC	Delayed Draw Term Loan	5/29/2026	15,982	(80)
ACI Group Holdings, Inc.	Revolver	8/2/2027	5,552	—
Acumatica Holdings, Inc.	Revolver	7/28/2032	1,935	(19)
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	1,115	—
AI Altius US Bidco, Inc.	Delayed Draw Term Loan	12/21/2028	500	—
AI Titan Parent, Inc.	Delayed Draw Term Loan	9/30/2026	870	(4)
AI Titan Parent, Inc.	Revolver	8/29/2031	544	(5)
Align Precision Group, LLC	Delayed Draw Term Loan	4/3/2030	711	—
Allium Buyer, LLC	Revolver	5/2/2029	249	(7)
American Restoration Holdings, LLC	Delayed Draw Term Loan	2/19/2027	5,635	—
Amerilife Holdings, LLC	Revolver	8/31/2028	13,350	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	6/17/2026	56	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	2/28/2027	31,555	(79)
Amerivet Partners Management, Inc.	Revolver	2/25/2028	589	—
Anaplan, Inc.	Revolver	6/21/2028	161	(3)
Apex Companies, LLC	Delayed Draw Term Loan	8/28/2026	5,507	—
Armada Parent, Inc.	Delayed Draw Term Loan	6/9/2027	1,250	(6)
Armada Parent, Inc.	Revolver	10/29/2030	2,500	—
Arnhem BidCo, GmbH	Delayed Draw Term Loan	10/1/2027	12,332	(65)
Ascend Buyer, LLC	Revolver	9/30/2028	2,991	—
AuditBoard, Inc.	Delayed Draw Term Loan	7/12/2026	4,414	(22)
AuditBoard, Inc.	Revolver	7/12/2031	1,766	—
Axsome Therapeutics, Inc.	Delayed Draw Term Loan	5/31/2026	8,805	—
Axsome Therapeutics, Inc.	Delayed Draw Term Loan	5/31/2027	8,805	—
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	4,104	—
Baker Tilly Advisory Group, LP	Delayed Draw Term Loan	6/3/2027	1,260	—
Baker Tilly Advisory Group, LP	Revolver	6/3/2030	10,339	—
Bamboo US BidCo, LLC	Delayed Draw Term Loan	11/20/2026	146	—
Bamboo US BidCo, LLC	Delayed Draw Term Loan	11/20/2026	11	—
Bamboo US BidCo, LLC	Revolver	9/29/2029	142	—
Banyan Software Holdings, LLC	Revolver	1/2/2031	1,006	(5)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	1/2/2027	970	—
Bayshore Intermediate #2, LP	Revolver	10/1/2027	6,936	—
Bazaarvoice, Inc.	Revolver	5/7/2029	37,992	—
Bidco 76 S.p.A.	Delayed Draw Term Loan	12/10/2027	3,849	—
Bimini Group Purchaser, Inc.	Revolver	4/26/2031	7,337	—
Bimini Group Purchaser, Inc.	Delayed Draw Term Loan	5/19/2027	8,580	(43)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Biotouch Global Solutions, Inc.	Delayed Draw Term Loan	8/27/2027	$5,409	$—
Biotouch Global Solutions, Inc.	Revolver	8/27/2032	1,623	(24)
Bluefin Holding, LLC	Revolver	9/12/2029	2,244	—
Bradyplus Holdings, LLC	Delayed Draw Term Loan	10/31/2025	1,930	—
Brave Parent Holdings, Inc.	Revolver	11/28/2030	3,641	—
Brilliance Technologies, Inc.	Revolver	3/11/2032	900	(2)
Brilliance Technologies, Inc.	Delayed Draw Term Loan	9/11/2027	1,200	(1)
Caerus US 1, Inc.	Revolver	5/25/2029	684	—
Cambium Learning Group, Inc.	Revolver	7/20/2027	43,592	—
Cambrex Corp.	Revolver	3/5/2032	2,907	(29)
Cambrex Corp.	Delayed Draw Term Loan	3/5/2027	3,323	(17)
Cambrex Corp.	Delayed Draw Term Loan	3/24/2026	7,735	—
Canadian Hospital Specialties, Ltd.	Revolver	4/15/2027	1,232	—
Carr Riggs & Ingram Capital, LLC	Revolver	11/18/2031	1,726	(9)
Carr Riggs & Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	2,975	—
Castle Management Borrower, LLC	Revolver	11/3/2029	2,275	—
CCI Buyer, Inc.	Revolver	5/13/2032	1,289	(13)
CFGI Holdings, LLC	Revolver	11/2/2027	1,050	(21)
CFS Brands, LLC	Revolver	10/2/2029	18,177	—
Channelside AcquisitionCo, Inc.	Revolver	3/31/2028	3,178	—
Charger Debt Merger Sub, LLC	Revolver	5/31/2030	1,522	(15)
Charger Debt Merger Sub, LLC	Delayed Draw Term Loan	5/31/2026	1,902	—
Charger Debt Merger Sub, LLC	Delayed Draw Term Loan	5/9/2027	6,235	(16)
Chartwell Cumming Holding, Corp.	Delayed Draw Term Loan	2/14/2027	16,136	(81)
Chartwell Cumming Holding, Corp.	Revolver	11/16/2029	20,348	—
Chartwell Cumming Holding, Corp.	Delayed Draw Term Loan	11/22/2025	1,629	—
Cielo Bidco, Ltd.	Delayed Draw Term Loan	12/31/2030	35	—
Cielo Bidco, Ltd.	Delayed Draw Term Loan	3/31/2030	107	(1)
Cisive Holdings Corp.	Revolver	12/8/2027	1,111	(22)
Clearview Buyer, Inc.	Revolver	2/26/2029	1,142	—
Commander Buyer, Inc.	Revolver	6/26/2032	5,781	(58)
Commander Buyer, Inc.	Delayed Draw Term Loan	6/26/2027	8,671	(43)
Community Management Holdings Midco 2, LLC	Revolver	11/1/2031	1,158	—
Community Management Holdings Midco 2, LLC	Delayed Draw Term Loan	7/8/2027	4,595	—
Community Management Holdings Midco 2, LLC	Delayed Draw Term Loan	1/8/2026	247	—
Compsych Investments Corp.	Delayed Draw Term Loan	7/22/2027	3,471	(9)
Connatix Buyer, Inc.	Revolver	7/14/2027	2,824	—
Connatix Buyer, Inc.	Delayed Draw Term Loan	4/9/2026	679	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	2,361	(12)
Consor Intermediate II, LLC	Revolver	5/10/2031	1,067	—
Continental Buyer, Inc.	Revolver	4/2/2031	2,715	—
Continental Buyer, Inc.	Delayed Draw Term Loan	8/14/2027	10,729	—
Continental Buyer, Inc.	Revolver	4/2/2031	4,350	(22)
Coupa Software, Inc.	Delayed Draw Term Loan	6/3/2027	164	(2)
Coupa Software, Inc.	Revolver	2/27/2029	126	(1)
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	1,912	—
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2026	2,867	(14)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Creek Parent, Inc.	Revolver	12/18/2031	$9,893	$(173)
Crewline Buyer, Inc.	Revolver	11/8/2030	6,438	—
Crumbl Enterprises, LLC	Revolver	4/30/2032	101	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/30/2026	1,914	—
CT Technologies Intermediate Holdings, Inc.	Revolver	8/30/2031	5,904	(59)
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	7/10/2027	1,735	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/5/2027	1,737	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	7/10/2027	1,059	—
DCG Acquisition Corp.	Revolver	6/13/2031	5,937	(59)
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	2,375	—
Denali Bidco, Ltd.	Delayed Draw Term Loan	9/5/2027	300	—
Denali Intermediate Holdings, Inc.	Revolver	8/26/2032	924	(9)
Denali TopCo, LLC	Delayed Draw Term Loan	8/26/2028	4,977	(25)
Denali TopCo, LLC	Revolver	8/26/2032	2,389	(24)
Discovery Education, Inc.	Revolver	4/9/2029	987	—
Divisions Holding Corp.	Revolver	4/17/2032	140	(1)
DM Intermediate Parent, LLC	Revolver	9/30/2030	5,206	(78)
DM Intermediate Parent, LLC	Delayed Draw Term Loan	9/30/2026	7,809	(59)
Doit International, Ltd.	Delayed Draw Term Loan	11/25/2027	11,606	(87)
Doit International, Ltd.	Revolver	11/26/2029	5,803	—
Dropbox, Inc.	Delayed Draw Term Loan	12/10/2026	75,000	(375)
DTA Intermediate II, Ltd.	Revolver	3/27/2030	4,308	—
Duro Dyne National Corp.	Delayed Draw Term Loan	11/15/2026	6,002	(30)
Duro Dyne National Corp.	Revolver	11/15/2031	5,842	—
Dwyer Instruments, LLC	Revolver	7/20/2029	1,179	—
Dwyer Instruments, LLC	Delayed Draw Term Loan	11/20/2026	1,069	(5)
Eagan Parent, Inc.	Delayed Draw Term Loan	9/8/2027	90	—
Eagan Parent, Inc.	Revolver	9/8/2032	48	—
East River Bidco, GmbH	Delayed Draw Term Loan	3/26/2028	39	—
Eden Acquisitionco, Ltd.	Delayed Draw Term Loan	11/17/2025	15,014	(203)
Eden Acquisitionco, Ltd.	Delayed Draw Term Loan	11/17/2025	14,014	—
Edison Bidco, AS	Delayed Draw Term Loan	12/18/2026	687	—
Edison Bidco, AS	Delayed Draw Term Loan	12/18/2026	3,161	—
Electro Switch Business Trust, LLC	Revolver	9/2/2032	4,128	—
ELK Bidco, Inc.	Revolver	6/13/2032	3,373	(17)
ELK Bidco, Inc.	Delayed Draw Term Loan	12/13/2027	3,747	(9)
EMB Purchaser, Inc.	Delayed Draw Term Loan	3/13/2028	9,070	—
EMB Purchaser, Inc.	Revolver	3/12/2032	3,294	(33)
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2027	2,864	—
Endeavor Schools Holdings, LLC	Delayed Draw Term Loan	1/3/2027	9,765	—
ENV Bidco, AB	Delayed Draw Term Loan	12/13/2028	302	(4)
eResearchTechnology, Inc.	Delayed Draw Term Loan	1/17/2027	24,793	—
eResearchTechnology, Inc.	Revolver	10/17/2031	14,414	(144)
Essential Services Holding Corp.	Delayed Draw Term Loan	6/17/2026	2,297	(11)
Essential Services Holding Corp.	Revolver	6/17/2030	1,149	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	3,378	—
Everbridge Holdings, LLC	Revolver	7/2/2031	2,222	—
Experity, Inc.	Delayed Draw Term Loan	9/13/2026	4,457	(22)
Experity, Inc.	Revolver	2/24/2028	1,495	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Falcon Parent Holdings, Inc.	Delayed Draw Term Loan	8/15/2027	$2,169	$(16)
Falcon Parent Holdings, Inc.	Revolver	11/6/2031	2,335	—
Fastener Distribution Holdings, LLC	Delayed Draw Term Loan	10/31/2026	7,125	—
Fern Bidco, Ltd.	Delayed Draw Term Loan	7/3/2027	10,035	—
Flexera Software, LLC	Revolver	8/15/2032	2,473	(6)
Foundation Risk Partners Corp.	Revolver	10/29/2029	4,101	(62)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	2/26/2027	6,783	—
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	516	(3)
Frontline Road Safety, LLC	Delayed Draw Term Loan	3/4/2028	394	—
Frontline Road Safety, LLC	Revolver	3/4/2032	2,116	—
FusionSite Midco, LLC	Revolver	11/17/2029	7,006	(158)
FusionSite Midco, LLC	Delayed Draw Term Loan	4/30/2026	8,390	—
G&A Partners Holding Company II, LLC	Revolver	3/1/2030	3,288	(66)
G&A Partners Holding Company II, LLC	Delayed Draw Term Loan	3/1/2026	7,562	—
Galileo Pharma Bidco SpA	Term Loan	10/7/2032	5,739	—
Galileo Pharma Bidco SpA	Delayed Draw Term Loan	10/7/2028	1,148	—
Galway Borrower, LLC	Revolver	9/29/2028	7,181	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/7/2026	44,509	—
Gannett Fleming, Inc.	Revolver	8/5/2030	6,237	(94)
Gatekeeper Systems, Inc.	Delayed Draw Term Loan	8/27/2026	7,218	—
Gatekeeper Systems, Inc.	Revolver	8/28/2030	2,117	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	1,200	—
Gigamon, Inc.	Revolver	3/10/2028	131	—
Gimlet Bidco, GmbH	Delayed Draw Term Loan	4/23/2027	1,694	—
Gimlet Bidco, GmbH	Delayed Draw Term Loan	4/23/2027	36,387	—
Granicus, Inc.	Revolver	1/17/2031	2,448	—
Granicus, Inc.	Delayed Draw Term Loan	8/2/2026	817	(4)
Grid Alliance Partners, LLC	Delayed Draw Term Loan	7/1/2027	4,585	—
Grid Alliance Partners, LLC	Revolver	7/1/2030	2,979	(30)
Griffon Bidco, Inc.	Delayed Draw Term Loan	9/30/2027	4,072	—
Griffon Bidco, Inc.	Revolver	7/31/2031	4,072	(41)
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	7/2/2027	497	—
Ground Penetrating Radar Systems, LLC	Revolver	1/2/2032	265	—
GS Acquisitionco, Inc.	Delayed Draw Term Loan	3/26/2026	1,653	—
GS Acquisitionco, Inc.	Revolver	5/25/2028	1,333	—
GS Acquisitionco, Inc.	Delayed Draw Term Loan	5/16/2027	1,429	(4)
Guardian Bidco, Inc.	Delayed Draw Term Loan	8/14/2028	711	(7)
Gusto Sing Bidco Pte, Ltd.	Delayed Draw Term Loan	11/15/2027	101	(1)
Helix TS, LLC	Delayed Draw Term Loan	12/20/2026	7,524	—
High Street Buyer, Inc.	Revolver	4/16/2027	2,254	(45)
High Street Buyer, Inc.	Delayed Draw Term Loan	7/18/2027	25,572	—
Home Service TopCo IV, Inc.	Revolver	12/30/2027	3,509	(38)
Horizon CTS Buyer, LLC	Delayed Draw Term Loan	3/28/2027	200	(1)
Horizon CTS Buyer, LLC	Revolver	3/28/2032	170	—
Icefall Parent, Inc.	Revolver	1/17/2030	3,897	—
IEM New Sub 2, LLC	Delayed Draw Term Loan	8/8/2026	13,164	(99)
IG Investments Holdings, LLC	Revolver	9/22/2028	4,416	—
Imagine 360, LLC	Delayed Draw Term Loan	9/18/2026	2,413	(12)
Imagine 360, LLC	Revolver	9/30/2028	1,514	(15)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Inception Fertility Ventures, LLC	Revolver	4/29/2030	$1,265	$—
Inception Fertility Ventures, LLC	Delayed Draw Term Loan	4/29/2026	10,488	—
INK BC Bidco SpA	Delayed Draw Term Loan	7/16/2028	4,166	—
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/23/2026	10,313	—
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	2,791	(14)
IQN Holding Corp.	Revolver	5/2/2028	305	—
IRI Group Holdings, Inc.	Revolver	12/1/2028	14,316	—
Iris Buyer, LLC	Revolver	10/2/2029	2,938	—
Iris Buyer, LLC	Delayed Draw Term Loan	8/4/2026	4,594	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/20/2030	54	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/20/2026	151	—
Java Buyer, Inc.	Revolver	12/15/2027	367	—
Java Buyer, Inc.	Revolver	12/15/2027	735	—
Java Buyer, Inc.	Delayed Draw Term Loan	5/9/2027	2,173	—
Jeppesen Holdings, LLC	Term Loan	5/3/2032	63,765	—
Jeppesen Holdings, LLC	Revolver	5/3/2032	3,306	—
JS Parent, Inc.	Revolver	4/24/2031	3,452	(17)
JSS Holdings, Inc.	Delayed Draw Term Loan	11/8/2026	7,492	(37)
Kattegat Project Bidco, AB	Delayed Draw Term Loan	10/5/2026	7,030	(95)
King Bidco S.P.E.C.	Delayed Draw Term Loan	6/26/2028	88	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	406	(4)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	1,032	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	6/11/2027	1,432	—
Koala Investment Holdings, Inc.	Delayed Draw Term Loan	2/29/2028	266	(1)
Koala Investment Holdings, Inc.	Revolver	8/29/2032	118	(1)
Kona Buyer, LLC	Revolver	7/23/2031	123	(1)
Kona Buyer, LLC	Delayed Draw Term Loan	12/17/2025	291	(1)
Kona Buyer, LLC	Delayed Draw Term Loan	8/1/2027	440	(2)
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2026	260	(1)
Kwol Acquisition, Inc.	Revolver	12/6/2029	1,345	—
Kwol Acquisition, Inc.	Delayed Draw Term Loan	8/25/2027	3,811	—
LogicMonitor, Inc.	Revolver	11/15/2031	1,992	(25)
LPW Group Holdings, Inc.	Revolver	3/15/2030	5,373	(54)
Lsf12 Crown US Commercial Bidco, LLC	Revolver	12/2/2029	4,345	(23)
Magic Bidco, Inc.	Delayed Draw Term Loan	7/1/2026	7,098	—
Magic Bidco, Inc.	Revolver	7/1/2030	371	—
Magneto Components BuyCo, LLC	Revolver	12/5/2029	5,508	(110)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	4/30/2028	807	—
MannKind Corp.	Delayed Draw Term Loan	8/6/2027	13,587	—
Material Holdings, LLC	Revolver	8/19/2027	353	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2027	2,517	—
MB2 Dental Solutions, LLC	Delayed Draw Term Loan	2/13/2026	4,490	—
MB2 Dental Solutions, LLC	Revolver	2/13/2031	1,382	—
MEDX AMCP Holdings, LLC	Revolver	7/21/2032	724	(7)
MEDX AMCP Holdings, LLC	Delayed Draw Term Loan	7/21/2027	1,701	(9)
Mercury Bidco Globe, Limited	Delayed Draw Term Loan	1/18/2026	8,003	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	161	—
Minerva Bidco, Ltd.	Delayed Draw Term Loan	4/9/2028	4,704	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ML Holdco, Inc.	Term Loan	10/24/2032	$1,147	$—
ML Holdco, Inc.	Delayed Draw	10/24/2027	299	—
Modernizing Medicine, Inc.	Revolver	4/30/2032	827	(8)
Monk Holding, Co.	Delayed Draw Term Loan	12/1/2025	217	—
More Cowbell II, LLC	Delayed Draw Term Loan	9/3/2027	871	—
More Cowbell II, LLC	Revolver	9/1/2029	1,120	—
MPG Parent Holdings, LLC	Revolver	1/8/2030	1,339	—
MPG Parent Holdings, LLC	Delayed Draw Term Loan	1/8/2027	2,748	—
MRH Trowe Beteiligungsgesellschaft mbH	Delayed Draw Term Loan	5/15/2028	116	—
MRH Trowe Beteiligungsgesellschaft mbH	Revolver	11/15/2031	35	—
MRI Software, LLC	Revolver	2/10/2027	6,625	—
NAVEX TopCo, Inc.	Revolver	11/9/2028	5,394	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	7,762	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	7,762	—
NDC Acquisition Corp.	Revolver	3/9/2028	3,083	—
NDT Global Holding, Inc.	Revolver	6/4/2032	173	(2)
NDT Global Holding, Inc.	Delayed Draw Term Loan	6/4/2027	194	—
Nephele III, BV	Delayed Draw Term Loan	1/14/2028	28	—
Neptune BidCo, SAS	Delayed Draw Term Loan	3/31/2027	205	—
Neptune Holdings, Inc.	Revolver	8/31/2029	933	(23)
Netsmart Technologies, Inc.	Delayed Draw Term Loan	8/23/2026	4,345	(22)
Netsmart Technologies, Inc.	Revolver	8/23/2031	4,432	—
Noble Midco 3, Ltd.	Delayed Draw Term Loan	6/10/2027	3,875	(19)
Noble Midco 3, Ltd.	Revolver	12/10/2030	2,583	—
North Haven Ushc Acquisition, Inc.	Revolver	10/30/2027	359	—
North Haven Ushc Acquisition, Inc.	Delayed Draw Term Loan	8/28/2026	4,544	—
Octane Purchaser, Inc.	Delayed Draw Term Loan	11/19/2027	1,227	—
Octane Purchaser, Inc.	Revolver	5/19/2032	491	(2)
Odevo, AB	Delayed Draw Term Loan	12/12/2027	10,339	—
Odevo, AB	Delayed Draw Term Loan	12/12/2027	41,966	—
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	3/19/2026	4,275	—
Optimizely North America, Inc.	Revolver	10/30/2031	1,218	(12)
Oxford Global Resources, Inc.	Revolver	8/17/2027	3,085	—
Paisley Bidco, Ltd.	Delayed Draw Term Loan	5/7/2027	2,399	—
Park Place Technologies, LLC	Revolver	3/25/2030	8,706	—
PAS Parent, Inc.	Delayed Draw Term Loan	8/18/2028	705	—
PAS Parent, Inc.	Revolver	8/18/2031	328	(3)
Patriot Growth Insurance Services, LLC	Delayed Draw Term Loan	11/17/2025	443	—
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	469	(9)
Pave America Holding, LLC	Revolver	8/27/2032	1,932	—
Pave America Holding, LLC	Delayed Draw Term Loan	8/29/2027	4,954	(25)
Pavion Corp.	Delayed Draw Term Loan	10/30/2025	2,559	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	2,280	—
Petrus Buyer, Inc.	Revolver	10/17/2029	233	—
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	5,009	—
Ping Identity Holding Corp.	Revolver	10/17/2028	671	—
PKF O'Connor Davies Advisory, LLC	Delayed Draw Term Loan	11/15/2026	504	(3)
PKF O'Connor Davies Advisory, LLC	Revolver	11/15/2031	141	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	159	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/7/2026	$187	$—
Profile Products, LLC	Revolver	11/12/2027	351	—
Profile Products, LLC	Revolver	11/12/2027	109	—
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	4/9/2026	3,688	(5)
QBS Parent, Inc.	Revolver	6/3/2032	1,908	(10)
QBS Parent, Inc.	Delayed Draw Term Loan	6/3/2027	3,472	—
Qualus Power Services Corp.	Delayed Draw Term Loan	10/25/2026	21,835	—
R1 Holdings, LLC	Revolver	12/29/2028	31	—
RailPros Parent, LLC	Delayed Draw Term Loan	5/24/2027	124	(1)
RailPros Parent, LLC	Revolver	5/24/2032	62	(1)
Rally Buyer, Inc.	Revolver	7/19/2029	72	—
Red Fox CD Acquisition Corp.	Delayed Draw Term Loan	11/21/2026	20,311	—
Red Pathway Bidco AB	Term Loan	9/1/2032	5,766	—
Red Pathway Bidco AB	Delayed Draw	9/1/2032	6,705	—
Redwood Services Group, LLC	Delayed Draw Term Loan	1/3/2027	16,680	—
Relativity ODA, LLC	Revolver	5/12/2029	2,966	(74)
RFS Opco, LLC	Delayed Draw Term Loan	6/13/2026	1,881	(5)
Safety Borrower Holdings, LP	Revolver	9/1/2027	252	—
Sam Holding Co, Inc.	Revolver	3/24/2027	6,000	—
Scorpio BidCo SAS	Delayed Draw Term Loan	3/10/2026	4,818	(52)
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/19/2026	4,617	—
Seahawk Bidco, LLC	Revolver	12/19/2030	3,753	(34)
Seven Bidco, SASU	Delayed Draw Term Loan	8/29/2028	689	—
SG Acquisition, Inc.	Revolver	4/3/2030	8,301	—
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	12/31/2026	1,511	—
Simplicity Financial Marketing Group Holdings, Inc.	Revolver	12/31/2031	1,076	(11)
Smile Doctors, LLC	Revolver	12/23/2027	1,233	(43)
Solis Finco SAS	Term Loan	10/8/2032	120	—
Solis Midco SAS	Term Loan	10/8/2032	361	—
Solis Midco SAS	Delayed Draw Term Loan	4/8/2029	145	—
Spaceship Purchaser, Inc.	Revolver	10/17/2031	10,894	(109)
Spaceship Purchaser, Inc.	Delayed Draw Term Loan	10/17/2026	5,447	—
Spaceship Purchaser, Inc.	Delayed Draw Term Loan	10/17/2027	13,072	(65)
SpecialtyCare, Inc.	Delayed Draw Term Loan	8/26/2027	428	—
SpecialtyCare, Inc.	Revolver	12/18/2029	964	—
Spectrum Safety Solutions Purchaser, LLC	Delayed Draw Term Loan	7/1/2026	12,901	—
Spectrum Safety Solutions Purchaser, LLC	Revolver	7/1/2030	12,755	—
Speedster Bidco, GmbH	Revolver	6/10/2031	1,801	(3)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	371	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	4/24/2026	540	—
STV Group, Inc.	Delayed Draw Term Loan	3/20/2026	6,976	(70)
STV Group, Inc.	Revolver	3/20/2030	4,883	—
Tango Bidco, SAS	Delayed Draw Term Loan	7/15/2028	23,054	—
Tango Bidco, SAS	Delayed Draw Term Loan	10/17/2027	962	(7)
Tango Bidco, SAS	Delayed Draw Term Loan	10/17/2027	1,580	—
TEI Intermediate, LLC	Revolver	12/13/2031	2,807	—
TEI Intermediate, LLC	Delayed Draw Term Loan	12/13/2026	7,760	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Teneo Holdings, LLC	Delayed Draw Term Loan	7/31/2027	$9,583	$—
Teneo Holdings, LLC	Revolver	7/31/2030	11,712	(117)
Tennessee Bidco, Limited	Delayed Draw Term Loan	7/1/2026	22,998	—
Tennessee Bidco, Limited	Delayed Draw Term Loan	7/1/2026	24,824	(124)
The Fertility Partners, Inc.	Revolver	9/16/2027	271	—
The Hiller Companies, LLC	Delayed Draw Term Loan	6/20/2026	155	—
The Hiller Companies, LLC	Revolver	6/20/2030	1,432	—
The Hiller Companies, LLC	Delayed Draw Term Loan	7/16/2027	915	—
The North Highland Co, LLC	Revolver	12/20/2030	2,150	—
The North Highland Co, LLC	Delayed Draw Term Loan	12/20/2026	5,903	(30)
Themis Solutions Inc	Term Loan	10/29/2032	23,836	—
Themis Solutions Inc	Delayed Draw Term Loan	10/29/2027	6,845	—
Themis Solutions Inc	Revolver	10/29/2032	5,108	—
THG Acquisition, LLC	Revolver	10/31/2031	1,202	—
THG Acquisition, LLC	Delayed Draw Term Loan	10/31/2026	2,175	—
Tricentis Operations Holdings, Inc.	Revolver	2/11/2032	2,872	(29)
Tricentis Operations Holdings, Inc.	Delayed Draw Term Loan	2/11/2027	4,595	(23)
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2028	7,269	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/30/2027	1,433	—
Triple Lift, Inc.	Revolver	5/5/2028	7,697	(616)
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	7/9/2027	36,750	—
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	12/2/2026	1,346	—
Unified Women's Healthcare, LP	Revolver	6/18/2029	241	—
Unified Women's Healthcare, LP	Delayed Draw Term Loan	10/25/2026	8,278	—
Unified Women's Healthcare, LP	Delayed Draw Term Loan	9/22/2027	60,417	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	12/13/2026	30,226	—
US Oral Surgery Management Holdco, LLC	Revolver	11/20/2028	3,735	—
Varicent Parent Holdings Corp.	Delayed Draw Term Loan	8/23/2026	2,123	(21)
Varicent Parent Holdings Corp.	Revolver	8/23/2031	1,557	(23)
Veregy Consolidated, Inc.	Delayed Draw Term Loan	4/16/2027	2,436	(6)
Veregy Consolidated, Inc.	Revolver	4/16/2031	5,845	(44)
Water Holdings Acquisition, LLC	Delayed Draw Term Loan	7/31/2026	3,124	—
West Monroe Partners, LLC	Revolver	11/9/2027	1,443	—
West Star Aviation Acquisition, LLC	Revolver	5/20/2032	241	—
West Star Aviation Acquisition, LLC	Delayed Draw Term Loan	5/20/2027	451	(2)
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	8/2/2027	7,044	—
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	31,740	—
World Insurance Associates, LLC	Revolver	4/3/2030	4,473	(66)
WPEngine, Inc.	Revolver	8/14/2029	6,667	(200)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/1/2026	2,937	—
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	1,433	—
Zendesk, Inc.	Delayed Draw Term Loan	11/22/2025	247	—
Zendesk, Inc.	Revolver	11/22/2028	169	—
Zeus, LLC	Revolver	2/8/2030	3,426	(17)
Zeus, LLC	Delayed Draw Term Loan	2/27/2026	2,284	—
Zorro Bidco, Ltd.	Delayed Draw Term Loan	8/13/2027	4,201	—
Total Investments			$1,976,897	$(5,388)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of September 30, 2025 was 0.50%.
(10)The interest rate floor on these investments as of September 30, 2025 was 0.75%.
(11)The interest rate floor on these investments as of September 30, 2025 was 1.00%.
(12)The interest rate floor on these investments as of September 30, 2025 was 1.25%.
(13)The interest rate floor on these investments as of September 30, 2025 was 1.50%.
(14)The interest rate floor on these investments as of September 30, 2025 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.
(16)Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2025, the Company’s non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of September 30, 2025	Dividend and Interest Income
Non-controlled/affiliated Investments
Align Precision Group, LLC	$—	$8,527	$—	$—	$—	$8,527	$229
Align Precision Group, LLC	—	1,179	—	7	—	1,186	70
Align Precision Group, LLC - Class A-3 Units	—	384	—	1,376	—	1,760	—
Blackstone Donegal Holdings LP - LP Interests (Westland Insurance Group LTD)	6,403	—	—	(1,066)	—	5,337	—
Material Holdings, LLC	21,547	915	(156)	(49)	—	22,257	1,740
Material Holdings, LLC	1,397	141	—	(1,436)	—	102	—
Material Holdings, LLC	—	441	—	(1)	—	440	—
Material+ Holding Company, LLC - Class C Units	—	—	—	—	—	—	—
Total	$29,347	$11,587	$(156)	$(1,169)	$—	$39,609	$2,039
(17)Loan was on non-accrual status as of September 30, 2025.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company’s loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), excluding Axsome Therapeutics, Inc. - Common Stock, and may be deemed to be “restricted securities.” As of September 30, 2025, the aggregate fair value of these securities is $13,808.0 million or 220.23% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(20)The interest rate floor on these investments as of September 30, 2025 was 3.00%.

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2025
(in thousands)
(Unaudited)
ADDITIONAL INFORMATION

Foreign Currency Forward Contracts
Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD	57,979	CAD	80,000	12/18/2025	$344
Wells Fargo Bank, N.A.	USD	76,833	EUR	65,250	12/18/2025	(81)
Wells Fargo Bank, N.A.	USD	23,727	GBP	17,500	12/18/2025	200
Wells Fargo Bank, N.A.	USD	39,953	GBP	29,500	12/18/2025	293
Wells Fargo Bank, N.A.	USD	14,405	SEK	133,956	12/18/2025	104
Total Foreign Currency Forward Contracts						$860

Interest Rate Swaps
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation) (1)
SMBC Capital Markets, Inc.	November 2027 Notes	5.88%	SOFR +	1.38%	11/15/2027	$400,000	$14,460	$—	$10,465
Wells Fargo Bank, N.A.	April 2028 Notes	5.35%	SOFR +	1.65%	4/13/2028	400,000	7,485	—	13,340
Wells Fargo Bank, N.A.	April 2028 Notes	5.35%	SOFR +	1.39%	4/13/2028	300,000	3,409	—	4,718
Wells Fargo Bank, N.A.	June 2030 Notes	5.30%	SOFR +	1.46%	6/30/2030	500,000	15,698	—	15,698
Total Interest Rate Swaps							$41,052	$—	$44,221
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
The Company is externally managed by Blackstone Private Credit Strategies LLC (the “Adviser”), and Blackstone Credit BDC Advisors LLC (the “Sub-Adviser” and, together with the Adviser, the “Advisers”). The Advisers are affiliates of Blackstone Alternative Credit Advisors LP (the “Sub-Administrator” and, collectively with its affiliates in the credit, asset-based finance and insurance asset management business unit of Blackstone Inc. (“Blackstone”), “Blackstone Credit & Insurance,” or “BXCI”). Additionally, Blackstone Private Credit Strategies LLC, in its capacity as the administrator to the Company (in such capacity, the “Administrator” and, together with the Sub-Administrator, the “Administrators”), and the Sub-Administrator provide certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”) and a sub-administration agreement between the Administrator and the Sub-Administrator (the “Sub-Administration Agreement,” and together with the Administration Agreement, the “Administration Agreements”), respectively. From commencement through December 31, 2024, Blackstone Credit BDC Advisors LLC served as the Company’s investment adviser (in such capacity, the “Prior Adviser”) and Blackstone Alternative Credit Advisors LP served as the Company’s administrator (in such capacity, the “Prior Administrator”).
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
The Company consolidated the results of the Company’s wholly-owned subsidiaries which are considered to be investment companies. As of September 30, 2025, the Company’s consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”), BGSL Big Sky Funding LLC (“Big Sky Funding”), BXSL CLO 2024-1 LLC (the “2024-1 Issuer”), BXSL CLO 2024-1 Depositor LLC, BXSL CLO 2025-1 LLC (“BXSL CLO 2025-1”), BGSL Investments LLC (“BGSL Investments”), BXSL Associates GP (Lux) S.à r.l, BXSL Direct Lending (Lux) SCSp, BXSL C-1 LLC, and BXSL C-2 Funding LLC.
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value. The Company deposits its cash and cash equivalents with financial institutions which, at times, may exceed the Federal Deposit Insurance Corporation insured limit. Restricted cash and cash equivalents include amounts that are collected and are held by trustees who have been appointed as custodians of the assets securing certain of the Company’s financing transactions. Restricted cash and cash equivalents are held by the trustees for payment of interest expense and principal on the outstanding borrowings or reinvestment into new assets.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and nine months ended September 30, 2025, the Company recorded $6.2 million and $20.8 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts). For the three and nine months ended September 30, 2024, the Company recorded $1.6 million and $3.8 million, respectively, in non-recurring interest income.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its condensed consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that there are no material uncertain tax positions through September 30, 2025. As applicable, the Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
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
For the three and nine months ended September 30, 2025, the Company accrued $4.2 million and $12.2 million, respectively, of U.S. federal excise tax. For the three and nine months ended September 30, 2024, the Company accrued $3.9 million and $10.7 million, respectively, of U.S. federal excise tax.
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
The Advisory Agreements were most recently renewed and approved by the Board, including a majority of the Independent Trustees, on April 30, 2025, for a one-year period ending on May 31, 2026, and, unless terminated earlier, will renew from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Independent Trustees. The Company may terminate the Advisory Agreements, without payment of any penalty, upon 60 days’ written notice. The Advisory Agreements will automatically terminate in the event of their assignment within the meaning of the 1940 Act and related U. S. Securities and Exchange Commission (“SEC”) guidance and interpretations.

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
For the three and nine months ended September 30, 2025, base management fees were $35.0 million and $103.9 million, respectively. For the three and nine months ended September 30, 2024, base management fees were $30.2 million and $84.3 million, respectively.
As of September 30, 2025 and December 31, 2024, $35.0 million and $32.3 million, respectively, was payable to the Adviser and the Prior Adviser, as applicable, relating to management fees.
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
For the three and nine months ended September 30, 2025, the Company accrued income based incentive fees of $31.3 million and $100.3 million, respectively. For the three and nine months ended September 30, 2024, the Company accrued income based incentive fees of $38.2 million and $111.4 million, respectively.
As of September 30, 2025 and December 31, 2024, there was $31.3 million and $38.7 million, respectively, payable to the Adviser and the Prior Adviser, as applicable, for income based incentive fees.
For the three and nine months ended September 30, 2025, the Company accrued no capital gains based incentive fees. For the three and nine months ended September 30, 2024, the Company reversed previously accrued capital gains based incentive fees of $6.0 million and accrued capital gains based incentive fees of $0.3 million, respectively. As of September 30, 2025 and December 31, 2024, no amount was payable to the Adviser and the Prior Adviser, as applicable, for capital gains based incentive fees.
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
For providing these services, the Company will reimburse the Administrator for the costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrators in performing their administrative obligations under the Administration Agreements, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals (including information technology professionals) at the Administrators that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator and the Prior Administrator have not historically, and the Administrator does not currently, calculate the amount of rent and other occupancy costs allocable to the Company, and the Administrator and the Prior Administrator have not indicated an intention to seek reimbursement from the Company for such costs. Thus, the Administrator and the Prior Administrator, as applicable, have waived their rights to any reimbursement for rent and other occupancy costs for prior periods, including for the three and nine months ended September 30, 2025 and 2024. The Administrator and the Prior Administrator cannot recoup any expenses that they have previously waived. However, in future periods, the Administrator may choose to establish an allocation methodology to calculate these costs and seek reimbursement from the Company, in which case the Company will accrue and reimburse the Administrator for such costs for that period.
For the three and nine months ended September 30, 2025, the Company incurred $0.8 million and $2.5 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2024, the Company incurred $0.5 million and $2.0 million, respectively, in expenses under the Prior Administration Agreement, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations.
As of September 30, 2025 and December 31, 2024, $1.3 million and $1.5 million, respectively, was unpaid and included in Due to affiliates in the Condensed Consolidated Statements of Assets and Liabilities.
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
The Expense Support Agreement terminated by its own terms on October 28, 2021. The Company’s obligation to make Reimbursement Payments terminated on October 28, 2024. As of September 30, 2024, there were no amounts subject to the Reimbursement Payment obligation. As of September 30, 2024, there were no unreimbursed Expense Payments remaining. For the three and nine months ended September 30, 2024, the Sub-Adviser made no Expense Payments and the Company made no Reimbursement Payments related to Expense Payments by the Sub-Adviser.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$13,614,961	$13,469,751	97.5%	$12,959,332	$12,830,389	98.0%
Second lien debt	227,625	226,249	1.7	122,634	119,184	0.9
Unsecured debt	14,507	13,991	0.1	33,644	33,521	0.3
Equity	75,604	99,645	0.7	77,609	109,424	0.8
Total	$13,932,697	$13,809,636	100.0%	$13,193,219	$13,092,518	100.0%
The industry composition of investments at fair value was as follows:

	September 30, 2025	December 31, 2024
Aerospace & Defense	4.3%	4.4%
Air Freight & Logistics	2.0	3.0
Auto Components (1)(2)	0.0	0.0
Biotechnology	0.2	—
Building Products	2.2	2.4
Chemicals	0.3	0.3
Commercial Services & Supplies	8.0	7.7
Construction & Engineering	0.9	0.8
Consumer Staples Distribution & Retail (1)	0.0	—
Containers & Packaging	0.1	0.2
Distributors	2.9	3.1
Diversified Consumer Services	4.6	4.6
Diversified Telecommunication Services	0.1	1.0
Electric Utilities	1.3	1.1
Electrical Equipment	1.0	0.8
Electronic Equipment, Instruments & Components	2.2	1.9
Energy Equipment & Services	0.1	0.2
Financial Services	0.5	0.3

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	September 30, 2025	December 31, 2024
Ground Transportation	0.1%	0.2%
Health Care Equipment & Supplies	0.4	0.7
Health Care Providers & Services	9.6	9.2
Health Care Technology	5.4	5.0
Insurance	8.1	7.4
Interactive Media & Services	0.4	0.5
Internet & Direct Marketing Retail	—	2.4
IT Services	5.2	4.4
Life Sciences Tools & Services	0.9	0.6
Machinery	0.2	0.2
Marine	0.5	0.4
Media	0.5	0.4
Oil, Gas & Consumable Fuels	0.6	0.6
Paper & Forest Products	0.1	0.1
Pharmaceuticals	0.4	0.2
Professional Services	9.5	8.4
Real Estate Management & Development	1.4	1.1
Software	20.2	20.1
Specialty Retail	1.3	1.3
Technology Hardware, Storage & Peripherals	0.6	0.6
Trading Companies & Distributors	0.9	1.0
Transportation Infrastructure	2.8	3.4
Wireless Telecommunication Services	0.2	—
Total	100.0%	100.0%
(1)Amount rounds to less than 0.1% as of September 30, 2025.
(2)Amount rounds to less than 0.1% as of December 31, 2024.
The geographic composition of investments at cost and fair value was as follows:

	September 30, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$12,342,319	$12,172,029	88.1%	194.1%
Europe	1,310,737	1,355,429	9.8	21.6
Bermuda/Cayman Islands	148,564	149,373	1.1	2.4
Canada	119,169	120,688	0.9	2.0
Asia	11,908	12,117	0.1	0.2
Total	$13,932,697	$13,809,636	100.0%	220.3%

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
As of September 30, 2025 and December 31, 2024, three borrowers (across four loans) and four borrowers (five loans) in the portfolio were on non-accrual status, respectively.
As of September 30, 2025 and December 31, 2024, on a fair value basis, 99.4% and 99.8%, respectively, of performing debt investments bore interest at a floating rate and 0.6% and 0.2%, respectively, of performing debt investments bore interest at a fixed rate.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 5. Fair Value Measurements
The following tables present the fair value hierarchy of financial instruments:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$212,419	$13,257,332	$13,469,751
Second lien debt	—	—	226,249	226,249
Unsecured debt	—	—	13,991	13,991
Equity	1,663	—	97,982	99,645
Total	$1,663	$212,419	$13,595,554	$13,809,636

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$115,753	$12,714,636	$12,830,389
Second lien debt	—	—	119,184	119,184
Unsecured debt	—	—	33,521	33,521
Equity	—	—	109,424	109,424
Total	$—	$115,753	$12,976,765	$13,092,518

Within Investments at fair value, substantially all Equity investments are illiquid and privately negotiated in nature and are subject to contractual sale constraints or other restrictions pursuant to their respective governing or similar agreements.
The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total
Fair value, beginning of period	$12,800,357	$122,942	$13,721	$99,506	$13,036,526
Purchases of investments	928,219	104,168	487	996	1,033,870
Proceeds from principal repayments and sales of investments	(434,248)	(196)	—	(1,506)	(435,950)
Accretion of discount (amortization of premium)	12,913	94	11	—	13,018
Net realized gain (loss)	(9,270)	—	—	—	(9,270)
Net change in unrealized appreciation (depreciation)	(48,999)	(759)	(228)	(1,014)	(51,000)
Transfers into Level 3 (1)	8,360	—	—	—	8,360
Transfers out of Level 3 (1)	—	—	—	—	—
Fair value, end of period	$13,257,332	$226,249	$13,991	$97,982	$13,595,554
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2025 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(54,660)	$(759)	$(228)	$(365)	$(56,012)

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	Nine Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total
Fair value, beginning of period	$12,714,636	$119,184	$33,521	$109,424	$12,976,765
Purchases of investments	2,190,326	107,954	1,426	1,172	2,300,878
Proceeds from principal repayments and sales of investments	(1,562,430)	(3,206)	(20,595)	(11,960)	(1,598,191)
Accretion of discount (amortization of premium)	39,343	244	32	—	39,619
Net realized gain (loss)	(9,292)	(1)	—	7,316	(1,977)
Net change in unrealized appreciation (depreciation)	(21,661)	2,074	(393)	(7,970)	(27,950)
Transfers into Level 3 (1)	8,585	—	—	—	8,585
Transfers out of Level 3 (1)	(102,175)	—	—	—	(102,175)
Fair value, end of period	$13,257,332	$226,249	$13,991	$97,982	$13,595,554
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2025 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(25,068)	$1,588	$(663)	$(2,924)	$(27,067)

	Three Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total
Fair value, beginning of period	$10,975,967	$41,985	$12,278	$97,616	$11,127,846
Purchases of investments	974,120	534	431	5,333	980,418
Proceeds from principal repayments and sales of investments	(296,497)	—	—	—	(296,497)
Accretion of discount (amortization of premium)	9,336	24	11	—	9,371
Net realized gain (loss)	(17,283)	—	—	—	(17,283)
Net change in unrealized appreciation (depreciation)	10,172	(128)	4	1,075	11,123
Transfers into Level 3 (1)	57,016	—	—	—	57,016
Transfers out of Level 3 (1)	—	—	—	—	—
Fair value, end of period	$11,712,831	$42,415	$12,724	$104,024	$11,871,994
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2024 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(5,674)	$(128)	$4	$1,075	$(4,723)

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	Nine Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total
Fair value, beginning of period	$9,564,203	$41,515	$9,924	$94,940	$9,710,582
Purchases of investments	2,620,371	1,215	2,629	7,524	2,631,739
Proceeds from principal repayments and sales of investments	(569,172)	—	—	—	(569,172)
Accretion of discount (amortization of premium)	27,895	72	31	—	27,998
Net realized gain (loss)	(16,660)	—	—	—	(16,660)
Net change in unrealized appreciation (depreciation)	36,757	(387)	140	1,560	38,070
Transfers into Level 3 (1)	50,239	—	—	—	50,239
Transfers out of Level 3 (1)	(802)	—	—	—	(802)
Fair value, end of period	$11,712,831	$42,415	$12,724	$104,024	$11,871,994
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2024 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$19,118	$(387)	$134	$1,561	$20,426
(1)For the three and nine months ended September 30, 2025 and 2024, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. These tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	September 30, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$13,102,781	Yield Analysis	Discount Rate	6.74%	17.54%	9.56%
	145,758	Asset Recoverability	Market Multiple	7.25x	12.00x	8.40x
	8,793	Market Quotations	Broker Quoted Price	97.25	100.17	99.99
	13,257,332
Investments in second lien debt	226,249	Yield Analysis	Discount Rate	8.26%	16.06%	10.01%
Investments in unsecured debt	13,991	Yield Analysis	Discount Rate	12.66%	14.87%	14.56%
Investments in equity	61,055	Market Approach	Performance Multiple	6.40x	33.63x	13.18x
	20,792	Yield Analysis	Discount Rate	11.99%	23.72%	13.76%
	12,872	Option Pricing Model	Expected Volatility	32.00%	70.50%	36.00%
	3,263	Asset Recoverability	Market Multiple	8.50x	12.00x	10.65x
	97,982
Total	$13,595,554

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
Financial Instruments Not Carried at Fair Value
Debt
The fair value of the Company’s SPV Financing Facilities (as defined in Note 7) and Revolving Credit Facility (as defined in Note 7), as of September 30, 2025 and December 31, 2024, approximates their carrying value as the credit facilities have variable interest based on selected short-term rates. These financial instruments would be categorized as Level 3 within the fair value hierarchy.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents the fair value measurements of the Company’s Unsecured Notes and Debt Securitization Notes (as defined in Note 7) had they been accounted for at fair value. These financial instruments would be categorized as Level 3 within the fair value hierarchy as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
	Fair Value	Fair Value
2026 Notes	$798,080	$788,880
New 2026 Notes	689,220	672,420
2027 Notes	629,070	608,725
2028 Notes	615,550	590,200
November 2027 Notes	409,960	406,440
April 2028 Notes	709,730	698,460
June 2030 Notes	503,900	—
2024-1 Notes	457,568	457,568
Total	$4,813,078	$4,222,693
Other
As of September 30, 2025 and December 31, 2024, the carrying amounts of the Company’s other assets and liabilities approximate fair value. These financial instruments, with the exception of cash and cash equivalents (including money market funds classified within Cash and Cash Equivalents in the Condensed Consolidated Statements of Assets and Liabilities) which would be categorized as Level 1, would be categorized as Level 3 within the fair value hierarchy.
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
The following tables present the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$941	$—	$941	$136,064
Interest rate swaps	—	41,052	—	41,052	1,600,000
Total Derivative assets at fair value	$—	$41,993	$—	$41,993	$1,736,064

Derivative Liabilities
Foreign currency forward contracts	$—	$(81)	$—	$(81)	$76,833
Interest rate swaps	—	—	—	—	—
Total Derivative liabilities at fair value	$—	$(81)	$—	$(81)	$76,833
Cash collateral posted				$11,175

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
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship for the three and nine month periods ended September 30, 2025 and September 30, 2024, respectively. The net change in unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on derivative instruments in the Condensed Consolidated Statements of Operations. The net realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net realized gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Unrealized appreciation (depreciation)
Foreign currency forward contracts	$3,506	$—	$(1,541)	$—
Net change in unrealized appreciation (depreciation)	$3,506	$—	$(1,541)	$—
Realized gain (loss)
Foreign currency forward contracts	$(53)	$—	$(9,780)	$—
Net realized gain (loss)	$(53)	$—	$(9,780)	$—
Offsetting of Derivative Instruments
The Company has elected to offset cash collateral posted to or received from its counterparty against the net fair value of derivative instruments with that counterparty. The following tables present the offsetting of the Company’s derivative financial instruments as of September 30, 2025 and December 31, 2024:

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	As of September 30, 2025
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Cash Collateral Offset	Net Amount Derivative Asset	Cash Collateral Received (1)	Cash Collateral Received Not Offset (2)
SMBC Capital Markets, Inc.	$14,460	$—	$—	$14,460	$—	$—
Wells Fargo Bank, N.A.	27,533	(81)	—	27,452	—	—
	$41,993	$(81)	$—	$41,912	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Cash Collateral Offset	Net Amount Derivative Liabilities	Cash Collateral Posted (1)	Cash Collateral Posted Not Offset (2)
SMBC Capital Markets, Inc.	$—	$—	$—	$—	$1,787	$1,787
Wells Fargo Bank, N.A.	(81)	81	—	—	9,388	9,388
	$(81)	$81	$—	$—	$11,175	$11,175

	As of December 31, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Cash Collateral Offset	Net Amount Derivative Asset	Cash Collateral Received (1)	Cash Collateral Received Not Offset (2)
SMBC Capital Markets, Inc.	$3,995	$—	$—	$3,995	$—	$—
Wells Fargo Bank, N.A.	2,401	(2,401)	—	—	—	—
	$6,396	$(2,401)	$—	$3,995	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Cash Collateral Offset	Net Amount Derivative Liabilities	Cash Collateral Posted (1)	Cash Collateral Posted Not Offset (2)
SMBC Capital Markets, Inc.	$—	$—	$—	$—	$1,770	$1,770
Wells Fargo Bank, N.A.	(7,164)	2,401	4,763	—	7,800	3,037
	$(7,164)	$2,401	$4,763	$—	$9,570	$4,807
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
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three and nine month periods ended September 30, 2025 and September 30, 2024, respectively.
For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item is recorded in Interest expense and recognized as components of Interest expense in the Condensed Consolidated Statements of Operations.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest rate swaps	$488	$11,154	$26,266	$13,169
Hedged items	(794)	(11,215)	(25,452)	(12,647)
The table below presents the carrying value of unsecured borrowings as of September 30, 2025 and December 31, 2024 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	September 30, 2025		December 31, 2024
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured notes	$1,601,409	$22,555	$1,082,389	$(2,896)
Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On September 25, 2018, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of September 30, 2025 and December 31, 2024, the Company’s asset coverage was 181.7% and 185.7%, respectively.
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
As of September 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.

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
The maximum commitment amount of the Jackson Hole Funding Facility as of September 30, 2025 was $500.0 million. The Jackson Hole Funding Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Jackson Hole Funding Facility to up to $900.0 million. Proceeds from borrowings under the Jackson Hole Funding Facility may be used to fund portfolio investments by Jackson Hole Funding and to make advances under delayed draw term loans where Jackson Hole Funding is a lender. The period during which Jackson Hole Funding may make borrowings under the Jackson Hole Funding Facility expires on November 28, 2025 and the Jackson Hole Funding Facility is scheduled to mature on May 17, 2027.
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
The maximum commitment amount of the Big Sky Funding Facility as of September 30, 2025 was $650.0 million. The Big Sky Funding Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Big Sky Funding Facility to up to $800.0 million. Proceeds from borrowings under the Big Sky Funding Facility may be used to fund portfolio investments by Big Sky Funding and to make advances under revolving loans or delayed draw term loans where Big Sky Funding is a lender. The period during which Big Sky Funding may make borrowings under the Big Sky Funding Facility expires on March 30, 2027 and the Big Sky Funding Facility is scheduled to mature on September 30, 2027.
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
Revolving Credit Facility
On June 15, 2020, the Company entered into a senior secured revolving credit facility (which was most recently amended on August 4, 2025, and as further amended from time to time, the “Revolving Credit Facility”) with Citibank, N.A. (“Citi”) serving as administrative agent and collateral agent.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Revolving Credit Facility provides for borrowings in USD and certain agreed-upon foreign currencies. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. As of September 30, 2025, a portion of the Revolving Credit Facility consists of (A) funded term loans in the aggregate principal amount of $433.5 million and (B) revolving commitments in the aggregate principal amount of $2.0 billion and the Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $175.0 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries in the ordinary course of business. Availability of the revolver under the Revolving Credit Facility will terminate on August 4, 2029 (other than with respect to the revolving commitments of certain lenders in the amount of $200.0 million, which expire on June 28, 2026) and all amounts outstanding under the Revolving Credit Facility must be repaid by August 4, 2030 (other than with respect to the revolving commitments of certain lenders in the amount of $200.0 million which mature on June 28, 2027) pursuant to an amortization schedule.
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
As of September 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

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
As of September 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.
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

		September 30, 2025
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

	September 30, 2025	December 31, 2024
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments	$744,538	$736,551
Total investments at fair value	744,538	736,551
Cash and cash equivalents (restricted cash of $71,893 and $2,499, respectively)	71,893	2,499
Interest receivable from non-controlled/non-affiliated investments	10,178	8,268
Total assets	$826,609	$747,318

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	September 30, 2025	December 31, 2024
LIABILITIES
Debt (net of unamortized debt issuance costs of $2,264 and $2,417, respectively)	$455,237	$455,083
Interest payable	5,364	3,125
Total liabilities	$460,601	$458,208
The Company’s outstanding debt obligations were as follows:

	September 30, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility (3)	$500,000	$61,874	$61,874	$—	$438,126	$438,126
Breckenridge Funding Facility	1,175,000	835,550	835,550	—	339,450	286,455
Big Sky Funding Facility	650,000	539,200	539,200	—	110,800	110,800
BXSL 2025-1 Facility	400,000	—	—	—	400,000	400,000
Revolving Credit Facility (4)	2,425,000	1,375,322	1,375,322	—	1,049,678	1,048,933
2026 Notes	800,000	800,000	799,480	520	—	—
New 2026 Notes	700,000	700,000	698,299	1,701	—	—
2027 Notes	650,000	650,000	646,222	3,778	—	—
2028 Notes	650,000	650,000	644,363	5,637	—	—
November 2027 Notes (5)	400,000	400,000	403,702	4,315	—	—
April 2028 Notes (5)	700,000	700,000	699,304	6,782	—	—
June 2030 Notes (5)	500,000	500,000	498,403	10,050	—	—
2024-1 Notes	457,500	457,500	455,237	2,263	—	—
Total	$10,007,500	$7,669,446	$7,656,956	$35,046	$2,338,054	$2,284,314
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in USD or certain other permitted currencies. As of September 30, 2025, the Company had no borrowings denominated in currencies other than USD.
(4)Under the Revolving Credit Facility, the Company may borrow in USD or certain other permitted currencies. As of September 30, 2025, the Company had non-USD borrowings denominated in the following currencies:
•CAD 30.7 million
•EUR 380.9 million
•GBP 279.5 million
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
As of September 30, 2025 and December 31, 2024, $57.2 million and $53.4 million, respectively, of interest expense and $1.2 million and $0.6 million, respectively, of unused commitment fees were included in interest payable.
For the three and nine months ended September 30, 2025, the weighted average interest rate (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting) on all borrowings outstanding was 4.97% and 5.00%, respectively. For the three and nine months ended September 30, 2024, the weighted average interest rate (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting) on all borrowings outstanding was 5.45% and 5.26%, respectively.
For the three and nine months ended September 30, 2025, the weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) was 5.04% and 5.08%, respectively. For the three and nine months ended September 30, 2024, the weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), the impact of the application of hedge accounting, and amortization of deferred financing costs) was 5.54% and 5.37%, respectively.
For the three and nine months ended September 30, 2025, the average principal debt outstanding was $7,345.8 million and $7,271.7 million, respectively. For the three and nine months ended September 30, 2024, the average principal debt outstanding was $6,299.6 million and $5,717.0 million, respectively.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Borrowing interest expense	$86,952	$83,385	$259,161	$219,061
Facility unused fees	2,136	747	6,374	3,490
Amortization of deferred financing costs	1,354	1,411	4,204	4,815
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	3,943	2,587	11,029	6,908
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(488)	(11,154)	(26,266)	(13,169)
Hedged items	794	11,215	25,452	12,647
Total Interest Expense	$94,691	$88,191	$279,954	$233,752
Cash paid for interest expense	$113,467	$104,074	$278,653	$237,732
Note 8. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2025 and December 31, 2024, the Company had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate amount of $2.0 billion and $1.7 billion, respectively.
Additionally, from time to time, the Advisers and their affiliates may commit to an investment on behalf of the investment vehicles they manage, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of September 30, 2025 and December 31, 2024, the Company estimates that $320.3 million and $162.3 million, respectively, of investments were committed but not yet funded.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2025 and December 31, 2024, management is not aware of any material pending legal proceedings.
Note 9. Net Assets
Shares Issued
The Company has the authority to issue an unlimited number of Common Shares at $0.001 per share par value.
On October 28, 2021, the Company priced its IPO, and the Common Shares began trading on the NYSE under the symbol “BXSL.”
As of September 30, 2025, the Company is party to eight separate equity distribution agreements with sales agents (“Equity Distribution Agreements”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $600.0 million of its Common Shares. Sales of Common Shares made pursuant to the Equity Distribution Agreements may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415(a)(5) under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of the Common Shares, the Company’s capital needs, and the Company’s determination of the

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
appropriate sources of funding to meet such needs. As of September 30, 2025, Common Shares with an aggregate sales price of $578.6 million remained available for issuance under the Equity Distribution Agreements.
The following table summarizes the total Common Shares issued and proceeds received, for the three months ended September 30, 2025, through the “at-the-market” offering program:

Issuances of Common Shares	Number of Common Shares Issued	Gross Proceeds	Placement Fees/Offering Expenses	Net Proceeds	Average Share Price (1)
“At-the-market” Offering	724,170	$21,420	$214	$21,206	$29.28
(1)Represents the net offering price per share after deducting placement fees and commissions and offering expenses.
The following table summarizes the total Common Shares issued and proceeds received, for the nine months ended September 30, 2025, through the “at-the-market” offering program:

Issuances of Common Shares	Number of Common Shares Issued	Gross Proceeds	Placement Fees/Offering Expenses	Net Proceeds	Average Share Price (1)
“At-the-market” Offering	8,531,273	$272,322	$2,274	$270,048	$31.65
(1)Represents the net offering price per share after deducting placement fees and commissions and offering expenses.
The following table summarizes the total Common Shares issued and proceeds received, for the three months ended September 30, 2024, through the “at-the-market” offering program:

Issuances of Common Shares	Number of Common Shares Issued	Gross Proceeds	Placement Fees/Offering Expenses	Net Proceeds (1)	Average Share Price (2)
“At-the-market” Offering	10,478,815	$313,213	$2,945	$310,268	$29.61
(1)The Company received $1.7 million of proceeds subsequent to September 30, 2024 on October 1, 2024. The amount was recorded as Receivable for shares sold in the Condensed Consolidated Statement of Assets and Liabilities.
(2)Represents the net offering price per share after deducting placement fees and commissions and offering expenses.
The following table summarizes the total Common Shares issued and proceeds received, for the nine months ended September 30, 2024, through the “at-the-market” offering program:

Issuances of Common Shares	Number of Common Shares Issued	Gross Proceeds	Placement Fees/Offering Expenses	Net Proceeds (1)	Average Share Price (2)
“At-the-market” Offering	22,698,129	$666,906	$4,481	$662,425	$29.18
(1)The Company received $1.7 million of proceeds subsequent to September 30, 2024 on October 1, 2024. The amount was recorded as Receivable for shares sold in the Condensed Consolidated Statement of Assets and Liabilities.
(2)Represents the net offering price per share after deducting placement fees and commissions and offering expenses.
Distributions
The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2025 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 26, 2025	March 31, 2025	April 25, 2025	$0.7700	$175,421
May 7, 2025	June 30, 2025	July 25, 2025	0.7700	177,007
August 6, 2025	September 30, 2025	October 24, 2025	0.7700	177,837
Total distributions			$2.3100	$530,265

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
Pursuant to the DRIP, the following table summarizes the amounts and shares issued to shareholders who have not opted out of the DRIP during the nine months ended September 30, 2025 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 24, 2025	$5,130	165,096
April 25, 2025	5,380	191,060
July 25, 2025	5,474	177,545
Total distributions	$15,984	533,701
The following table summarizes the amounts and shares issued to shareholders who have not opted out of the DRIP during the nine months ended September 30, 2024 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 26, 2024	$5,614	206,465
April 26, 2024	5,293	173,614
July 26, 2024	5,074	173,720
Total distributions	$15,981	553,799

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Share Repurchase Plan
In February 2023, the Board approved a share repurchase plan, under which the Company was authorized to repurchase up to $250.0 million in the aggregate of its outstanding Common Shares in the open market at prices below the Company’s NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act (the “10b-18 Plan”). The 10b-18 Plan was not renewed and terminated by its terms on February 22, 2024. For the three and nine months ended September 30, 2024, the Company did not repurchase any of its shares under the 10b-18 Plan.
Note 10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net increase (decrease) in net assets resulting from operations	$132,437	$151,664	$437,288	$531,605
Weighted average shares outstanding (basic and diluted)	230,462,792	203,419,337	228,424,998	196,003,012
Earnings (loss) per common share (basic and diluted)	$0.57	$0.75	$1.91	$2.71

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 11. Financial Highlights and Senior Securities
The following are the financial highlights for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Per Share Data (1):
Net asset value, beginning of period	$27.39	$26.66
Net investment income	2.43	2.68
Net change in unrealized and realized gain (loss)	(0.52)	0.03
Net increase (decrease) in net assets resulting from operations	1.91	2.71
Distributions from net investment income (2)	(2.31)	(2.31)
Net increase (decrease) in net assets from capital share transactions	0.16	0.21
Total increase (decrease) in net assets	(0.24)	0.61
Net asset value, end of period	$27.15	$27.27
Market value, end of period	$26.07	$29.29
Shares outstanding, end of period	230,957,158	209,034,336
Total return based on NAV (3)	7.4%	10.4%
Total return based on market value (4)	(12.9)%	14.7%
Ratios:
Ratio of net expenses to average net assets (5)	10.6%	11.1%
Ratio of net investment income to average net assets (5)	11.7%	13.1%
Portfolio turnover rate	12.1%	5.3%
Supplemental Data:
Net assets, end of period	$6,269,576	$5,700,667
Asset coverage ratio	181.7%	189.0%
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
(5)Amounts are annualized except for amounts relating to excise and other tax expense. For the nine months ended September 30, 2025 and 2024, the ratio of total operating expenses to average net assets was 10.6% and 11.1%.
The following is information about the Company’s senior securities as of the dates indicated in the table below:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Subscription Facility
September 30, 2025	$—	$—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	119,752	2,151	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Jackson Hole Funding Facility
September 30, 2025	$61,874	$1,817	—	N/A
December 31, 2024	399,874	1,857	—	N/A
December 31, 2023	233,019	2,003	—	N/A
December 31, 2022	360,019	1,748	—	N/A
December 31, 2021	361,007	1,802	—	N/A
December 31, 2020	362,316	2,300	—	N/A
December 31, 2019	514,151	2,151	—	N/A
December 31, 2018	120,000	2,278	—	N/A
Breckenridge Funding Facility
September 30, 2025	835,550	1,817	—	N/A
December 31, 2024	649,350	1,857	—	N/A
December 31, 2023	741,700	2,003	—	N/A
December 31, 2022	825,000	1,748	—	N/A
December 31, 2021	568,680	1,802	—	N/A
December 31, 2020	569,000	2,300	—	N/A
December 31, 2019	820,311	2,151	—	N/A
December 31, 2018	65,000	2,278	—	N/A
Big Sky Funding Facility
September 30, 2025	539,200	1,817	—	N/A
December 31, 2024	400,000	1,857	—	N/A
December 31, 2023	480,906	2,003	—	N/A
December 31, 2022	499,606	1,748	—	N/A
December 31, 2021	499,606	1,802	—	N/A
December 31, 2020	200,346	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
BXSL 2025-1 Facility
September 30, 2025	—	1,817	—	N/A
December 31, 2024	—	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Revolving Credit Facility
September 30, 2025	$1,375,322	$1,817	—	N/A
December 31, 2024	1,287,140	1,857	—	N/A
December 31, 2023	682,258	2,003	—	N/A
December 31, 2022	678,378	1,748	—	N/A
December 31, 2021	915,035	1,802	—	N/A
December 31, 2020	182,901	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2023 Notes
September 30, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	400,000	1,748	—	N/A
December 31, 2021	400,000	1,802	—	N/A
December 31, 2020	400,000	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2026 Notes
September 30, 2025	800,000	1,817	—	N/A
December 31, 2024	800,000	1,857	—	N/A
December 31, 2023	800,000	2,003	—	N/A
December 31, 2022	800,000	1,748	—	N/A
December 31, 2021	800,000	1,802	—	N/A
December 31, 2020	800,000	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
New 2026 Notes
September 30, 2025	700,000	1,817	—	N/A
December 31, 2024	700,000	1,857	—	N/A
December 31, 2023	700,000	2,003	—	N/A
December 31, 2022	700,000	1,748	—	N/A
December 31, 2021	700,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
2027 Notes
September 30, 2025	$650,000	$1,817	—	N/A
December 31, 2024	650,000	1,857	—	N/A
December 31, 2023	650,000	2,003	—	N/A
December 31, 2022	650,000	1,748	—	N/A
December 31, 2021	650,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2028 Notes
September 30, 2025	650,000	1,817	—	N/A
December 31, 2024	650,000	1,857	—	N/A
December 31, 2023	650,000	2,003	—	N/A
December 31, 2022	650,000	1,748	—	N/A
December 31, 2021	650,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
November 2027 Notes
September 30, 2025	400,000	1,817	—	N/A
December 31, 2024	400,000	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
April 2028 Notes
September 30, 2025	700,000	1,817	—	N/A
December 31, 2024	700,000	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
June 2030 Notes
September 30, 2025	$500,000	$1,817	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2024-1 Notes
September 30, 2025	457,500	1,817	—	N/A
December 31, 2024	457,500	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the condensed consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the condensed consolidated financial statements as of September 30, 2025, except as discussed below.
On November 10, 2025, the Board declared a distribution of $0.77 per share to shareholders of record as of December 31, 2025, which is payable on or about January 23, 2026.
January 2031 Notes Issuance
On October 14, 2025, the Company issued $500.0 million aggregate principal amount of 5.125% notes due 2031 (the “January 2031 Notes”) pursuant to a supplemental indenture, dated as of October 14, 2025 (and together with the Base Indenture, the “January 2031 Notes Indenture”), to the Base Indenture between the Company and the Trustee.
The January 2031 Notes will mature on January 31, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the January 2031 Notes Indenture. The January 2031 Notes bear interest at a rate of 5.125% per year payable semi-annually on January 31 and July 31 of each year, commencing on January 31, 2026. The January 2031 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the January 2031 Notes, rank pari passu with all existing and future unsecured indebtedness issued by the Company that are not so subordinated, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
In connection with the January 2031 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating rate loans. The Company designated this interest rate swap and the January 2031 Notes in a qualifying hedge accounting relationship.

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
From time to time, the Advisers, the Administrators or their respective affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, the Administrator or such affiliates thereof, the Adviser will reimburse the Sub-Adviser, the Administrator or such affiliates thereof, and the Administrator will reimburse the Sub-Administrator or such affiliates thereof, in each case, for any such amounts. From time to time, the Advisers or the Administrators may defer or waive fees or rights to be reimbursed. Pursuant to the Administration Agreement, the Company’s allocable portion of the Administrator’s rent and other occupancy costs are expenses of the Company. However, the Administrator and the Prior Administrator have not historically, and the Administrator does not currently, calculate the amount of rent and other occupancy costs allocable to the Company and the Administrator and Prior Administrator have not indicated an intention to seek reimbursement from the Company for such costs. Thus, the Company, the Administrator and the Prior Administrator, as applicable, treat any such rights to any reimbursement for rent and other occupancy costs for the three and nine months ended September 30, 2025 and 2024 as having been waived pursuant to the terms of the Administration Agreement and the Prior Administration Agreement, as applicable. Additionally, since the Company, the Administrator and the Prior Administrator treat any such right to reimbursement for rent and occupancy costs as having been waived pursuant to the terms of the Administration Agreement and the Prior Administration Agreement, as applicable, the Administrator and the Prior Administrator cannot recoup any such expenses. However, in future periods, the Administrator may choose to establish an allocation methodology to calculate these costs and seek reimbursement from the Company, in which case the Company will accrue and reimburse the Administrator for such costs for that period. All of the foregoing expenses will ultimately be borne by our shareholders.
Costs and expenses of the Administrators and the Advisers that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.

Portfolio and Investment Activity
For the three months ended September 30, 2025, we made $1,289.4 million aggregate principal amount of new investment commitments (including $411.0 million of which remained unfunded as of September 30, 2025), $1,188.4 million of which was first lien debt, $100.0 million of which was second lien debt, and $1.0 million of which was equity.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended September 30,
	2025	2024
Investments:
Total investments, beginning of period	$13,327,359	$11,330,469
New investments purchased	1,007,471	956,160
Payment-in-kind interest capitalized	30,423	25,548
Net accretion of discount on investments	13,450	9,695
Net realized gain (loss) on investments	(9,270)	(17,273)
Investments sold or repaid	(436,736)	(298,077)
Total investments, end of period	$13,932,697	$12,006,522
Amount of investments funded at principal:
First lien debt	$903,250	$985,005
Second lien debt	103,226	—
Equity	995	5,334
Total	$1,007,471	$990,339
Proceeds from investments sold or repaid:
First lien debt	$(435,034)	$(298,077)
Second lien debt	(196)	—
Equity	(1,506)	—
Total	$(436,736)	$(298,077)
Number of new investments in new portfolio companies	22	26
Average new investment commitment amount	$32,499	$31,946
Weighted average yield of new investments	9.3%	10.5%
Weighted average yield on investments fully sold or paid down	9.9%	11.0%

	September 30, 2025	December 31, 2024
Number of portfolio companies	311	276
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	9.9%	10.3%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	10.0%	10.4%
Average loan-to-value (LTV) (3)	49.7%	46.0%
Percentage of performing debt investments bearing a floating rate (4)	99.4%	99.8%
Percentage of performing debt investments bearing a fixed rate (4)	0.6%	0.2%
Percentage of assets on non-accrual, at amortized cost (5)	0.1%	0.3%
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
(2)As of September 30, 2025 and December 31, 2024, the weighted average total portfolio yield at cost was 9.8% and 10.2%, respectively. As of September 30, 2025 and December 31, 2024, the weighted average total portfolio yield at fair value was 9.9% and 10.3%, respectively.
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

(4)As a percentage of total fair value of performing debt investments. As of September 30, 2025 and December 31, 2024, performing debt investments bearing a floating rate represented 98.6% and 98.8%, respectively, of total investments at fair value.
(5)As a percentage of total amortized cost of investments. Assets on non-accrual represented 0.1% and 0.2% of total investments at fair value as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025 and September 30, 2024, our portfolio companies had a weighted average annual revenue of $853 million and $773 million, respectively, and weighted average annual EBITDA of $221 million and $194 million, respectively. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted assets. Amounts are weighted based on the fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
For additional information on our investments, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 4. Investments.”
Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total investment income	$358,557	$343,218	$1,061,125	$974,242
Total expenses before tax expense	164,851	153,387	494,754	438,695
Net investment income before tax expense	193,706	189,831	566,371	535,547
Excise and other tax expense	4,232	3,928	12,199	10,698
Net investment income after tax expense	189,474	185,903	554,172	524,849
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	(36,323)	(19,130)	(91,497)	13,720
Net realized gain (loss), net of tax expense	(20,714)	(15,109)	(25,387)	(6,964)
Net increase (decrease) in net assets resulting from operations	$132,437	$151,664	$437,288	$531,605
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$327,952	$321,490	$984,721	$907,582
Payment-in-kind interest income	29,519	21,207	73,045	64,545
Dividend income	801	11	850	200
Fee income	285	510	2,509	1,915
Total investment income	$358,557	$343,218	$1,061,125	$974,242
Total investment income increased to $358.6 million for the three months ended September 30, 2025, an increase of $15.3 million, or 4%, compared to the same period in the prior year. This was primarily attributable to an increase in the average investments, partially offset by a lower weighted average yield on the portfolio compared to the same period in the prior year. Average investments at fair value increased by 16% to $13,531.2 million for the three months ended September 30, 2025 compared to $11,636.2 million for the three months ended September 30, 2024.

Total investment income increased to $1,061.1 million for the nine months ended September 30, 2025, an increase of $86.9 million, or 9%, compared to the same period in the prior year. This was primarily attributable to an increase in the average investments, partially offset by lower weighted average yield on the portfolio compared to the same period in the prior year. Average investments at fair value increased by 22% to $13,247.3 million for the nine months ended September 30, 2025 compared to $10,895.0 million for the nine months ended September 30, 2024.
Additionally, for the three months ended September 30, 2025, we recorded $6.2 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $1.6 million for the same period in the prior year, primarily as a result of increased prepayments. For the nine months ended September 30, 2025, we recorded $20.8 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $3.8 million for the same period in the prior year, primarily as a result of increased prepayments.
For the three months ended September 30, 2025 and 2024, PIK interest income represented 8.2% and 6.2% of total investment income, respectively, and represented 15.6% and 11.4% of net investment income, respectively. For the nine months ended September 30, 2025 and 2024, PIK interest income represented 6.9% and 6.6% of total investment income, respectively and represented 13.2% and 12.3% of net investment income, respectively. We expect that PIK interest income will vary based on the elections of certain borrowers.
We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.
Elevated interest rates continued to favorably impact our investment income for the three and nine months ended September 30, 2025. Until September 2025, the Federal Reserve had held interest rates steady this year. Despite the interest rate reductions in September 2025 and October 2025, rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023. Future decreases in benchmark interest rates may adversely impact our investment income. Conversely, future increases in benchmark interest rates and the resulting impacts to cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate fluctuations occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.
Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$94,691	$88,191	$279,954	$233,752
Management fees	34,959	30,177	103,860	84,312
Income based incentive fees	31,254	38,163	100,273	111,388
Capital gains based incentive fees	—	(5,992)	—	264
Professional fees	1,402	1,297	3,530	3,317
Board of Trustees’ fees	282	286	881	797
Administrative service expenses	766	525	2,476	1,966
Other general and administrative	1,497	740	3,780	2,899
Total expenses before tax expense	164,851	153,387	494,754	438,695
Net investment income before tax expense	193,706	189,831	566,371	535,547
Excise and other tax expense	4,232	3,928	12,199	10,698
Net investment income after tax expense	$189,474	$185,903	$554,172	$524,849

Interest Expense
Total interest expense increased to $94.7 million for the three months ended September 30, 2025, an increase of $6.5 million or 7% compared to the same period in the prior year. This was primarily driven by an increase in our average principal of debt outstanding, partially offset by a decrease in our weighted average interest rate on our borrowings relative to the same period in the prior year. The average principal of debt outstanding increased to $7,345.8 million for the three months ended September 30, 2025 from $6,299.6 million for the same period in the prior year. Our weighted average interest rate (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting and excluding amortization of deferred financing costs) decreased to 4.97% for the three months ended September 30, 2025 from 5.45% for the same period in the prior year. Our weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) decreased to 5.04% for the three months ended September 30, 2025 from 5.54% for the same period in the prior year.
Total interest expense increased to $280.0 million for the nine months ended September 30, 2025, an increase of $46.2 million or 20% compared to the same period in the prior year. This was primarily driven by an increase in our average principal of debt outstanding, partially offset by a decrease in our weighted average interest rate on our borrowings relative to the same period in the prior year. The average principal of debt outstanding increased to $7,271.7 million for the nine months ended September 30, 2025 from $5,717.0 million for the same period in the prior year. Our weighted average interest rate (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting and excluding amortization of deferred financing costs) decreased to 5.00% for the nine months ended September 30, 2025 from 5.26% for the same period in the prior year. Our weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) decreased to 5.08% for the nine months ended September 30, 2025 from 5.37% for the same period in the prior year.
Management Fees
Management fees increased to $35.0 million for the three months ended September 30, 2025, an increase of $4.8 million, or 16%, compared to the same period in the prior year, primarily due to an increase in average quarter-end gross assets. For the three months ended September 30, 2025, our average quarter-end gross assets increased to $13,983.6 million, from $12,071.0 million for the three months ended September 30, 2024.
Management fees increased to $103.9 million for the nine months ended September 30, 2025, an increase of $19.5 million, or 23%, compared to the same period in the prior year, primarily due to an increase in average quarter-end gross assets. For the nine months ended September 30, 2025, our average quarter-end gross assets increased to $13,852.1 million from $11,245.4 million for the nine months ended September 30, 2024.
Income Based Incentive Fees
Income based incentive fees decreased to $31.3 million for the three months ended September 30, 2025, a decrease of $6.9 million, or 18%, compared to the same period in the prior year primarily due to the Incentive Fee Cap, which limits the total incentive fee payable to the Adviser for the three months ended September 30, 2025. Pre-incentive fee net investment income increased to $220.7 million for the three months ended September 30, 2025 from $218.1 million for the same period in the prior year.
Income based incentive fees decreased to $100.3 million for the nine months ended September 30, 2025, a decrease of $11.1 million, or 10%, compared to the same period in the prior year primarily due to the Incentive Fee Cap, which limits the total incentive fee payable to the Adviser for the nine months ended September 30, 2025. Pre-incentive fee net investment income increased to $654.4 million for the nine months ended September 30, 2025 from $636.5 million for the same period in the prior year.
See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements —Note 3. Agreements and Related Party Transactions” for further information on the Advisory Agreements.
Capital Gains Based Incentive Fees
We accrued no capital gains based incentive fees for the three and nine months ended September 30, 2025.

We reversed previously accrued capital gains based incentive fees of $6.0 million for the three months ended September 30, 2024, primarily due to a net change in unrealized losses for the period. We accrued capital gains based incentive fees of $0.3 million for the nine months ended September 30, 2024, which was primarily due to a net change in unrealized gains for the period.
The accrual for any capital gains based incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Total other expenses increased to $3.9 million for the three months ended September 30, 2025, an increase of $1.1 million or 39% compared to the same period in the prior year. This was primarily due to an increase in Other general and administrative expenses and Administrative service expenses.
Total other expenses increased to $10.7 million for the nine months ended September 30, 2025, an increase of $1.7 million or 19% as compared to the same period in the prior year. This was primarily due to an increase in Other general and administrative expenses, Administrative service expenses and Professional fees.
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
For the three months ended September 30, 2025 and 2024, we accrued $4.2 million and $3.9 million, respectively, of U.S. federal excise tax.
For the nine months ended September 30, 2025 and 2024, we accrued $12.2 million and $10.7 million, respectively, of U.S. federal excise tax.
BGSL Investments LLC (“BGSL Investments”), a wholly-owned and consolidated subsidiary that was formed in 2019, is a Delaware limited liability company which has elected to be treated as a corporation for U.S. tax purposes. As such, BGSL Investments is subject to certain U.S. federal, state and local taxes. For the three months ended September 30, 2025 and 2024, BGSL Investments recorded an income tax provision of $0.1 million and $0.0 million, respectively. For the nine months ended September 30, 2025 and 2024, BGSL Investments recorded an income tax provision of $1.9 million and $0.0 million, respectively.
As of September 30, 2025 and 2024, BGSL Investment recorded a deferred tax liability of $3.5 million and $0.0 million, respectively, which is included within Accrued expenses and other liabilities in the Condensed Consolidated Statements of Assets and Liabilities.

For the three months ended September 30, 2025, BGSL Investments recorded a current tax benefit of $0.1 million. For the nine months ended September 30, 2025, BGSL Investments recorded a current tax expense of $0.6 million, which was substantially related to realized gains associated with the sale of an investment in a partnership interest. For the three and nine months ended September 30, 2024, BGSL Investments recorded a current tax expense of $0.0 million and $0.0 million, respectively.
Net Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net change in unrealized gain (loss) on investments	$(40,133)	$(16,875)	$(89,206)	$15,872
Net change in unrealized gain (loss) on derivative instruments	3,506	—	(1,541)	—
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	405	(2,255)	1,125	(2,152)
Income tax (provision) benefit	(101)	—	(1,875)	—
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	$(36,323)	$(19,130)	$(91,497)	$13,720
For the three months ended September 30, 2025, the net change in unrealized losses on investments of $40.1 million was primarily driven by a decrease in the fair value of certain debt investments. The fair value of our debt investments as a percentage of principal decreased by 0.2% during the three months ended September 30, 2025, driven primarily by changes in portfolio company fundamentals and the economic outlook.
Partially offsetting these losses for the three months ended September 30, 2025 were gains of $3.5 million on derivative instruments, which were primarily a result of fluctuations in the CAD and GBP exchange rates vs. USD.
For the nine months ended September 30, 2025, the net change in unrealized losses on investments of $89.2 million was primarily driven by a decrease in the fair value of certain debt investments. The fair value of our debt investments as a percentage of principal decreased by 0.5% during the nine months ended September 30, 2025, driven primarily by changes in portfolio company fundamentals and the economic outlook. Additional losses of $1.5 million were recognized on derivative instruments and were primarily as a result of fluctuations in the EUR and CAD exchange rates vs. USD.
Partially offsetting these losses for the nine months ended September 30, 2025 were gains of $1.1 million on translation of assets and liabilities in foreign currencies, which were primarily a result of fluctuations in the EUR and CAD exchange rates vs. USD.
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments consisted of the following (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net realized gain (loss) on investments	$(9,270)	$(17,273)	$(1,977)	$(16,650)
Net realized gain (loss) on derivative instruments	(53)	—	(9,780)	—
Net realized gain (loss) on foreign currency transactions	(11,558)	2,164	(13,085)	9,686
Current tax expense on realized gains	167	—	(545)	—
Net realized gain (loss), net of tax expense	$(20,714)	$(15,109)	$(25,387)	$(6,964)

For the three months ended September 30, 2025, we recognized net realized losses on investments of $9.3 million, primarily driven by the full or partial sales and repayments of investments and the restructuring of certain debt investments. We incurred additional losses of $11.6 million for the three months ended September 30, 2025 on foreign currency transactions, primarily as a result of fluctuations in the GBP and EUR exchange rates vs. USD.
For the nine months ended September 30, 2025, we recognized net realized losses on investments of $2.0 million primarily driven by the full or partial sales and repayments of investments and the restructuring of certain debt investments. We incurred additional losses of $13.1 million and $9.8 million on foreign currency transactions and derivative instruments, respectively. These losses were mainly driven by fluctuations in the GBP and SEK exchange rates vs. USD and the settlement of our foreign currency derivative transactions, primarily USD vs. GBP and EUR forwards, respectively.
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
As of September 30, 2025 and December 31, 2024, our debt consisted of asset based leverage facilities, a revolving credit facility, unsecured note issuances and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2025 and December 31, 2024, we had an aggregate amount of $7.7 billion and $7.1 billion of senior securities outstanding, respectively, and our asset coverage ratio was 181.7% and 185.7%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we expect to be required to fund. From time to time we may also repurchase our outstanding debt. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.
Cash and cash equivalents as of September 30, 2025, taken together with our $2.3 billion of unused capacity under our credit facilities (subject to borrowing base availability, $2.3 billion is available to borrow), is expected to be sufficient for our investing activities and to conduct our operations in the near term. Additionally, we held $214.1 million of Level 1 and Level 2 investments as of September 30, 2025.
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

As of September 30, 2025, we had $249.9 million in cash and cash equivalents. During the nine months ended September 30, 2025, cash used in operating activities was $229.0 million, primarily due to purchases of investments of $2,227.2 million partially offset by sales of investments and principal repayments of $1,600.1 million and an increase in net assets resulting from operations of $437.3 million. Cash provided by financing activities was $260.3 million during the period, which was primarily as a result of net borrowings on debt of $499.0 million and proceeds from the issuance of our Common Shares of $274.5 million partially offset by dividends paid in cash of $507.2 million.
Equity
We also access liquidity through our “at-the-market” offering program (the “ATM Program”), pursuant to which we may sell, from time to time, additional Common Shares. During the three and nine months ended September 30, 2025, we sold Common Shares for net proceeds of $21.2 million and $270.0 million, respectively, through our ATM Program. As of September 30, 2025, $578.6 million of Common Shares were available for issuance under the ATM Program.
For additional information on our ATM Program, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements —Note 9. Net Assets.”
Distributions
The following table summarizes our distributions declared and payable for the nine months ended September 30, 2025 (dollar amounts in thousands, except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 26, 2025	March 31, 2025	April 25, 2025	$0.7700	$175,421
May 7, 2025	June 30, 2025	July 25, 2025	0.7700	177,007
August 6, 2025	September 30, 2025	October 24, 2025	0.7700	177,837
Total distributions			$2.3100	$530,265
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
Share Repurchase Plan
In February 2023, our Board approved a share repurchase plan, under which we were authorized to repurchase up to $250.0 million in the aggregate of our outstanding Common Shares in the open market at prices below our NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act (the “10b-18 Plan”). The 10b-18 Plan was not renewed and terminated by its terms on February 22, 2024. For the three and nine months ended September 30, 2024, we did not repurchase any of our shares under the 10b-18 Plan.
For additional information on our share repurchase plan, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements —Note 9. Net Assets.”
Borrowings
As of September 30, 2025 and December 31, 2024, we had an aggregate principal amount of $7.7 billion and $7.1 billion, respectively, of debt outstanding.
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2025 and December 31, 2024, we had unfunded commitments, including delayed draw term loans and revolvers with an aggregate principal amount of $2.0 billion and $1.7 billion, respectively.
Additionally, from time to time, the Advisers and their affiliates may commit to an investment on behalf of the investment vehicles they manage, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of September 30, 2025 and December 31, 2024, we estimate that $320.3 million and $162.3 million, respectively, of investments were committed but not yet funded.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2025, management is not aware of any material pending legal proceedings.
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
See “Item 1. Financial Statements —Notes to Condensed Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”

Recent Developments
Macroeconomic Environment
The nine months ended September 30, 2025 have been characterized by volatility and uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, ongoing political and regulatory uncertainty, including shifts in U.S. trade policy, the imposition of new tariffs, and the potential for a prolonged U.S. government shutdown, as well as geopolitical instability stemming from the conflicts in Ukraine and the Middle East.
Tariff announcements in the U.S. and ongoing global trade negotiations have contributed to significant uncertainty and volatility of debt and equity markets. Although inflation generally decelerated throughout 2024 and during the first three quarters of 2025 due to central bank monetary tightening, including maintaining elevated interest rates, it remains above target levels set by central banks, including the Federal Reserve. Until September 2025, the Federal Reserve had held interest rates steady this year. Despite the interest rate reductions in September 2025 and October 2025, rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023. While our business model benefits from elevated interest rates which, all else being equal, correlate to increases in our net income, higher borrowing costs may strain our existing portfolio companies, potentially leading to nonperformance. Rising interest rates can dampen consumer spending and slow corporate profit growth, negatively impacting our portfolio companies, particularly those vulnerable to economic downturns or recessions. While further interest rate hikes are not expected at this time, any renewed increases could lead to a rise in non-performing assets and decline in portfolio value if investment write-downs become necessary. Additionally, adverse economic conditions may erode the value of collateral securing some of our loans and reduce the value of our equity investments. It remains difficult to predict the full impact of recent and any future changes with respect to interest rates or inflation.
Further contributing to economic uncertainty, the current U.S. presidential administration has signaled its intention to implement or has implemented significant changes to U.S. trade policy, the size of the federal government and the enforcement of various regulations. These policy shifts could introduce additional market instability and reduce investor confidence. For example, changes in trade policy and the imposition of new tariffs could disrupt supply chains and potentially reverse the recent downward trend in inflation. The uncertainty as to how or what tariffs will be imposed or what retaliatory measures other countries may take in response to tariffs proposed or imposed by the U.S. could further increase costs, decrease margins, reduce the competitiveness of products and services offered by our portfolio companies and adversely affect the revenues and profitability of our portfolio companies whose business rely on imported goods. Meanwhile, substantial reductions in government spending could negatively affect certain of our portfolio companies that rely on government contracts, destabilize the U.S. government contracting market and harm our ability to generate expected returns. Additionally, changes in the regulation or enforcement of bank lending and capital requirements could have material and adverse effects on the private credit market. A prolonged U.S. government shutdown could also create broader financial turmoil and uncertainty, which may impact our financial performance. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and adversely affect the Company, its portfolio companies or their respective financial performance.
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
In a declining interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below. Until September 2025, the Federal Reserve had held interest rates steady this year. Despite the interest rate reductions in September 2025 and October 2025, rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023.
As of September 30, 2025, 99.4% of our performing debt investments based on fair value in our portfolio were at floating rates. Based on our Condensed Consolidated Statements of Assets and Liabilities as of September 30, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$417,780	$(95,015)	$322,765
Up 200 basis points	278,520	(63,343)	215,177
Up 100 basis points	139,260	(31,672)	107,588
Down 100 basis points	(139,253)	31,672	(107,581)
Down 200 basis points	(277,773)	63,343	(214,430)
Down 300 basis points	(410,406)	95,015	(315,391)
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

4.1
Ninth Supplemental Indenture, dated as of October 14, 2025, relating to the 5.125% Notes due 2031, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 14, 2025).

4.2	Form of 5.125% Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 14, 2025).

10.1
Form of Equity Distribution Agreement, dated as of July 11, 2025, by and among the Company, Blackstone Private Credit Strategies LLC and the sales agent party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2025).

10.2
Amendment No. 4, dated August 4, 2025, to the Second Amended and Restated Senior Secured Credit Agreement dated June 28, 2022, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2025).

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

Blackstone Secured Lending Fund

Date:	November 10, 2025	/s/ Brad Marshall
Brad Marshall
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2025	/s/ Jonathan Bock
Jonathan Bock
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2025	/s/ Teddy Desloge
Teddy Desloge
Chief Financial Officer
(Principal Financial Officer)