Form 10-K
period 2025-12-31
Blackstone Secured Lending Fund
filed 2026-02-25
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-K
_______________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES  ☐   NO  ☒
As of June 30, 2025, the aggregate market value of the common shares of beneficial interest, par value $0.001 per share (“Common Shares”) held by non-affiliates of the Registrant was $6,968 million.
The number of Common Shares outstanding as of February 18, 2026 was 232,279,811.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the Securities and Exchange Commission including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K. This annual report on Form 10-K contains statistics and other data that have been obtained from or compiled from information made available by third-party service providers. We have not independently verified such statistics or data.
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
Risks Related to Our Business and Structure
•Price declines in the medium and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio and our market price.
•Our ability to achieve our investment objectives depends on the ability of the Advisers to manage and support our investment process largely through relationships with private equity sponsors, investment banks and commercial banks.
•Our Board of Trustees (the “Board” or “Board of Trustees”) may change our operating policies and strategies or amend our Fourth Amended and Restated Declaration of Trust (the “Declaration of Trust”) without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.
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
•There is a risk that investors in our Common Shares may not receive distributions or that our distributions may decrease over time.
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

Risks Related to the Advisers and Their Affiliates
•The Advisers and their affiliates, including our officers and some of our trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.
•We may be obligated to pay the Adviser, and the Adviser may be obligated to pay the Sub-Adviser, incentive compensation even if we incur a net loss due to a decline in the value of our portfolio and the compensation paid to the Adviser and the Sub-Adviser is determined without independent assessment.
•The Advisers rely on key personnel, the loss of any of whom could impair its ability to successfully manage us.
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
Federal Income Tax Risks
•We will be subject to corporate-level income tax if we are unable to maintain RIC tax treatment under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”) or to satisfy RIC distribution requirements.
•Our portfolio investments may present special tax issues.
•Legislative or regulatory tax changes could adversely affect investors.
Risks Related to an Investment in the Common Shares
•Shares of closed-end management investment companies, including BDCs, often trade at a discount to their net asset value.
•An investment in our Common Shares involves a high degree of risk and the market price of our securities could fluctuate significantly.
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

Other Disclosure
To the extent required by laws implementing the European Union Directive on Alternative Investment Fund Managers (the “Directive”) in any relevant European Economic Area member state, the information in respect of the Company required to be disclosed pursuant to Article 23(4) and (5) of the Directive will be made available to each applicable shareholder. In respect of the period ended December 31, 2025, there have been no material changes to the information listed in Article 23 of the Directive.

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
We are externally managed by Blackstone Private Credit Strategies LLC (the “Adviser”) and Blackstone Credit BDC Advisors LLC (the “Sub-Adviser” and, together with the Adviser, the “Advisers”). The Advisers are affiliates of Blackstone Alternative Credit Advisors LP (the “Sub-Administrator” and, collectively with its affiliates in the credit, asset based finance and insurance asset management business unit of Blackstone Inc. (“Blackstone”), “Blackstone Credit & Insurance” or “BXCI”). Additionally, Blackstone Private Credit Strategies LLC, in its capacity as the administrator to the Company (in such capacity, the “Administrator” and, together with the Sub-Administrator, the “Administrators”), and the Sub-Administrator provide certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”) and a sub-administration agreement between the Administrator and the Sub-Administrator (the “Sub-Administration Agreement” and, together with the Administration Agreement, the “Administration Agreements”), respectively. From commencement through December 31, 2024, Blackstone Credit BDC Advisors LLC served as the Company’s investment adviser (in such capacity, the “Prior Adviser”) and Blackstone Alternative Credit Advisors LP served as the Company’s administrator (in such capacity, the “Prior Administrator”).
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We believe that Blackstone’s investment platform provides us with a competitive advantage in selecting investments, and to achieve our investment objectives, we will leverage the Advisers’ investment team’s and Blackstone’s extensive network of relationships with other sophisticated institutions to source, evaluate and, as appropriate, partner with on transactions. There are no assurances that we will achieve our investment objectives.
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
Our Advisers
Our investment activities are managed by our Advisers. The principal executive offices of our Advisers are located at 345 Park Avenue, New York, NY, 10154. Our Advisers are responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.
In conducting our investment activities, we believe that we benefit from the significant scale and resources of Blackstone Credit & Insurance, including our Advisers and their affiliates, subject to the policies and procedures of Blackstone regarding the management of conflicts of interest. In order to source transactions, the Advisers utilize their significant access to transaction flow, along with their liquid credit platform. The Advisers seek to generate investment opportunities through direct origination channels as well as through syndicate and club deals. With respect to Blackstone Credit & Insurance’s origination channel, the global presence of Blackstone Credit & Insurance generates access to a substantial amount of directly originated transactions with what we believe to be attractive investment characteristics. With respect to syndicate and club deals (i.e., where a limited number of investors participate in a loan transaction), Blackstone Credit & Insurance has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. Blackstone Credit & Insurance also has a significant liquid credit platform, which, we believe, allows us access to the secondary market for investment opportunities. Blackstone Credit & Insurance employs a rigorous investment process and defensive investment approach to evaluate all potential opportunities with a focus on long-term credit performance and principal protection. The investment professionals employed by Blackstone Credit & Insurance have spent their careers developing the resources necessary to invest in private companies. Before undertaking an investment, the Advisers’ transaction team conducts a thorough and rigorous due diligence review of the opportunity to ensure the portfolio company fits our investment strategy.
Our Advisers’ investment committee (the “Investment Committee”) is responsible for reviewing and approving our investment opportunities. The Investment Committee review process is consensus-driven, multi-step and iterative, and occurs in parallel with the diligence and structuring of investments. Others who participate in the Investment Committee process include the team responsible for conducting due diligence, others on the investing team and other senior members of Blackstone and Blackstone Credit & Insurance.
We have agreed to pay our Adviser a management fee at an annual rate of 1.0% of the average value of our gross assets at the end of the two most recently completed calendar quarters. We also pay the Adviser an income based incentive fee based on our aggregate pre-incentive fee net investment income from the calendar quarter then ending and the eleven preceding calendar quarters. See “Advisory Agreements” for more information.
The members of the senior management and investment team of the Advisers serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. As a result, the Advisers, their officers and employees and certain of their affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of their affiliated equipment funds. See “Item 1A. Risk Factors—Risks Related to the Advisers and Their Affiliates” and “—Allocation of Investment Opportunities and Potential Conflicts of Interest” for more information.

Our Administrators
Blackstone Private Credit Strategies LLC and Blackstone Alternative Credit Advisors LP serve as our Administrator and Sub-Administrator, respectively. The principal executive offices of our Administrators are located at 345 Park Avenue, New York, New York 10154. We reimburse the Administrator for the Administrators’ costs, expenses and allocable overhead (including rent, office equipment and utilities) in performing their administrative obligations under the Administration Agreement and the Sub-Administration Agreement, as applicable. See “Administration Agreements” for more information.
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
Blackstone’s four business segments are real estate, private equity, credit and insurance, and multi-asset investing. Blackstone Credit & Insurance is an expansive, fully integrated credit platform, that includes private and liquid credit, infrastructure and asset based credit and insurance businesses. As of December 31, 2025, Blackstone had total assets under management (“AUM”) of approximately $1.3 trillion and Blackstone Credit & Insurance had total AUM of $443 billion.
Blackstone Credit & Insurance, through its affiliates, employed 730 people headquartered in New York and in offices globally as of December 31, 2025. Blackstone Credit & Insurance’s 439 person investment team also includes a 127 person Office of the Chief Investment Officer (“CIO”) team, which consists of individuals focused on Underwriting & Execution, Capital Formation, Asset Allocation, Structuring, Asset Management, Portfolio Insights, and Portfolio Analytics.
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

Opportunity in U.S. Private Companies
In addition to investing in senior secured loans generally, we believe that the market for lending to private companies within the United States is underserved and presents a compelling investment opportunity. We believe that the following characteristics support our belief:
Secular Tailwinds in the Private Market, Including Private Credit. One of the important drivers of growth in the strategy is the increasing secular tailwinds in the private markets (i.e., social or economic trends positively impacting private markets), including growing demand for private credit. Private equity funds with strategies focused on North America had over $1.5 trillion of “dry powder” (i.e., uncalled capital commitments) (as published by Preqin as of December 31, 2025), which should similarly drive demand for private capital. Further, financial sponsors and companies are becoming increasingly interested in working directly with private lenders as they are seeing the tremendous benefits versus accessing the public credit markets. The Company believes some of these benefits include faster execution and greater certainty, ability to partner with sophisticated lenders, a more efficient process, and in some instances fewer regulatory requirements. As a result, Blackstone Credit & Insurance benefits from greater flow of larger scale transactions that have become increasingly available to the direct lending universe over traditional banks and other financing institutions.
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
Limited Investment Competition. Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions and certain other capital providers in providing financing to companies. As tracked by Leverage Commentary & Data (LCD), as of December 31, 2025 private credit markets financed 214 leveraged buyouts (“LBOs”) (84% of total LBOs in 2025) compared to the publicly syndicated markets, which financed only 42 (16% of total LBOs in 2025). In addition, due to bank consolidation, the number of banks has also declined during the past several decades, furthering the lack of supply in financing to private companies.
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
Blackstone Credit & Insurance Strengths
Blackstone Credit & Insurance is the world’s largest third-party private credit manager and a key player in the direct lending space. Blackstone Credit & Insurance has experience scaling funds across its platform that invest in all parts of the capital structure. Blackstone Credit & Insurance focuses on transactions where it can differentiate itself from other providers of capital, targeting sponsor-backed transactions and those where Blackstone Credit & Insurance can bring its expertise and experience in negotiating and structuring. We believe that Blackstone Credit & Insurance has the scale and platform to effectively manage a North American private credit investment strategy, offering investors the following potential strengths:
Ability to Provide Scaled, Differentiated Capital Solutions. We believe that the breadth and scale of Blackstone Credit & Insurance’s platform, with $443 billion of AUM as of December 31, 2025, and affiliation with Blackstone provide a distinct advantage in sourcing and deploying capital toward proprietary investment opportunities and provide a differentiated capability to invest in large, complex opportunities. Scale allows for more resources to source, diligence and monitor investments, and may enable us to move up market where there is often less competition and may allow us to negotiate more favorable terms for investments. As of December 31, 2025, Blackstone Credit & Insurance is invested in over 5,100 issuers1 across portfolios globally and has over 575 sponsor and advisor relationships, which we believe provides invaluable insight and access to a broad and diverse set of investment opportunities. Blackstone Credit & Insurance’s focus on larger transactions and larger issuers is often associated with more established management teams and higher quality assets, which, in our experience, tend to better maintain their value through cycles and can serve to reduce investment risk. Blackstone Credit & Insurance offers its clients and borrowers a comprehensive solution across corporate and asset based, as well as investment grade and non-
1 Reflects issuers across all asset types within Private Corporate Credit, Liquid Corporate Credit, and Infrastructure & Asset Based Credit.

investment grade credit. Blackstone Credit & Insurance expects that in the current environment, where borrowers increasingly value the benefits of private credit, the ability to provide flexible, well-structured capital commitments in appropriate sizes will enable Blackstone Credit & Insurance to command more favorable terms for its investments.
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
We believe that Blackstone Credit & Insurance can provide a significant pipeline of investment opportunities for us. Blackstone Credit & Insurance has a strong trading presence and actively monitors thousands of companies across the public and private markets through its $123 billion Liquid Corporate Credit platform, and as a result has deep insight across sectors and industries. Furthermore, we believe that Blackstone Credit & Insurance’s strong reputation and longstanding relationships with corporate boards, management teams, leveraged buyout sponsors, financial advisors, and intermediaries position Blackstone Credit & Insurance as a partner and counterparty of choice, providing us with attractive sourcing capabilities. In Blackstone Credit & Insurance’s experience, these relationships help drive substantial proprietary deal flow and insight into investment opportunities.
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
Value-Added Capital Provider and Partner Leveraging the Blackstone Credit & Insurance Value Creation Program. Blackstone Credit & Insurance has established a reputation for providing creative, value-added solutions to address a company’s financing requirements and we believe our ability to solve a need for a company can lead to attractive investment opportunities. In addition, Blackstone Credit & Insurance has access to the significant resources of the Blackstone platform, including the Blackstone Credit & Insurance Value Creation Program (the “Value Creation Program”), a global platform that intends to help Blackstone Credit & Insurance investments create meaningful value by leveraging the scale, network and expertise within the Blackstone platform. Specifically, the Value Creation Program focuses on three areas of improvement: (i) reducing costs by leveraging the scale and purchasing power of Blackstone through the Group Purchasing Organization (GPO), preferred partnerships and the Blackstone Sourcing Center; (ii) helping to create revenue generating opportunities from Value Creation Program introductions, which includes a network of over 400 Blackstone portfolio companies as of December 31, 2025; and (iii) providing valuable access to industry and functional experts within the Blackstone organization (including the Blackstone Portfolio Operations team which consists of over 100 internal resources as of December 31, 2025) who are focused on areas such as cybersecurity, sustainability, quant solutions, data science, healthcare, human resources, information technology, among others, and the network among portfolio companies.

Through the Value Creation Program, which the Company’s portfolio companies can fully access, Blackstone has created $5 billion in implied value across Blackstone Credit & Insurance portfolio companies.2
Flexible Investment Approach. Blackstone Credit & Insurance believes that the ability to invest opportunistically throughout a capital structure is a meaningful strength when sourcing transactions and enables the Company to seek investments that provide the best risk/return proposition in any given transaction. Blackstone Credit & Insurance’s creativity and flexibility with regard to deal-structuring distinguishes it from other financing sources, including traditional mezzanine providers, whose investment mandates are typically more restrictive. Over time, Blackstone Credit & Insurance has demonstrated the ability to negotiate favorable terms for its investments by providing creative structures that add value for an issuer. Blackstone Credit & Insurance will continue to seek to use this flexible investment approach to focus on principal preservation, while generating attractive returns throughout different economic and market cycles.
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
Strong Investment Track Record. Blackstone Credit & Insurance’s track record in private debt lending and investing in below investment grade credit dates back to the inception of Blackstone Credit & Insurance. Since 2005 through December 31, 2025, Blackstone Credit & Insurance has invested nearly $285 billion in capital in privately-originated transactions.3 Blackstone Credit & Insurance believes that the depth and breadth of its team provides it with a competitive advantage in sourcing product on a global basis, structuring transactions and actively managing investments in the portfolio.
Efficient Cost Structure. We believe that we have an efficient cost structure, as compared to other publicly traded BDCs, with low operating expenses and financing costs. We believe our operating efficiency and senior investment strategy enable us to generate greater risk-adjusted investment returns for our investors relative to other publicly traded BDCs.
2 As of December 31, 2025. Numbers presented are calculated since inception of the Value Creation Program in 2016. Figures presented are based on data reported by portfolio companies and assets and not from financial statements of portfolio companies. While the data reported by portfolio companies and assets is believed to be reliable for purposes used herein, it is subject to change, and Blackstone has not fully verified, and does not assume responsibility for, the accuracy or completeness of this information. Represents the sum of (a) estimated identified annualized cost reduction opportunities multiplied by the Lincoln Observed New Third-Party M&A Buyouts Transaction Multiple, averaged over past 5 years and (b) annualized revenue from introductions across Blackstone portfolio companies multiplied by earnings before interest, taxes, depreciation and amortization (“EBITDA”) margin and multiple at the time of investment of the portfolio company. Estimates assume revenue enhancements and costs savings directly improve enterprise value or EBITDA margins and that such revenue gains or cost savings will endure for the period of time implied by multiples.
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

Investment Strategy
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We will seek to meet our investment objectives by:
•utilizing the experience and expertise of the management team of the Advisers, along with the broader resources of Blackstone Credit & Insurance and Blackstone, in sourcing, evaluating and structuring transactions, subject to Blackstone’s policies and procedures regarding the management of conflicts of interest;
•employing a defensive investment approach focused on long-term credit performance and principal protection, generally investing in loans with asset coverage ratios and interest coverage ratios that the Advisers believe provide substantial credit protection, and also seeking favorable financial protections, including, where the Advisers believe necessary, one or more financial maintenance and incurrence covenants (i.e., covenants that are tested when affirmative action is taken, such as the incurrence of additional debt and/or making dividend payments);
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

Investment Selection
When identifying prospective investment opportunities, the Advisers currently intend to rely on fundamental credit analysis in order to minimize the loss of the Company’s capital. The Advisers expect to invest in companies generally possessing the following attributes, which they believe will help achieve our investment objectives:
Leading, Defensible Market Positions. The Advisers intend to invest in companies that they believe have developed strong positions within their respective markets and exhibit the potential to maintain sufficient cash flows and profitability to service their obligations in a range of economic environments. The Advisers will seek companies that they believe possess advantages in scale, scope, customer loyalty, product pricing, or product quality versus their competitors, thereby minimizing business risk and protecting profitability.
Proven Management Teams. The Advisers focus on investments in which the target company has an experienced and high-quality management team with an established track record of success. The Advisers typically require companies to have in place proper incentives to align management’s goals with the Company’s goals.
Private Equity Sponsorship. Often the Advisers seek to participate in transactions sponsored by what they believe to be high-quality private equity firms. The Advisers believe that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an implicit endorsement of the quality of the investment. Further, private equity sponsors of companies with significant investments at risk generally have the ability and a strong incentive to contribute additional capital in difficult economic times should operational issues arise, which could provide additional protections for our investments.
Broad Exposure. The Advisers seek to invest broadly among industries and issuers, thereby potentially reducing the risk of a downturn in any one company or industry having a disproportionate impact on the value of the Company’s portfolio.
Viable Exit Strategy. In addition to payments of principal and interest, we expect the primary methods for the strategy to realize returns on our investments include refinancings, sales of portfolio companies, and in some cases initial public offerings and secondary offerings. While many debt instruments in which we will invest have stated maturities of five to eight years, we expect the majority to be redeemed or sold prior to maturity. These instruments often have call protection that requires an issuer to pay a premium if it redeems in the early years of an investment. The investment team regularly reviews investments and related market conditions in order to determine if an opportunity exists to realize returns on a particular investment. We believe the ability to utilize the entire resources of Blackstone Credit & Insurance, including the public market traders and research analysts, allows the Advisers to gain access to current market information where the opportunity may exist to sell positions into the market at attractive prices.
Investment Process Overview
Our investment activities are managed by our Advisers. The Advisers are responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.
The investment professionals employed by Blackstone Credit & Insurance have spent their careers developing the resources necessary to invest in private companies. Our transaction process is highlighted below.
Sourcing and Origination
The private credit investment team, comprised of 114 dedicated investment professionals as of December 31, 2025, is responsible for establishing regular dialogue with, and coverage of, the financial advisory, corporate issuer, financial sponsor, legal and restructuring communities. The team also has regular contact with Wall Street firms, business brokers, industry executives and others who help identify direct origination investment opportunities. Blackstone Credit & Insurance seeks to be a value-added partner to its counterparties in connection with their capital needs, and believes that these relationships have driven, and will continue to drive, substantial proprietary deal flow and insight into investment opportunities.
The Company seeks to generate investment opportunities primarily through direct origination channels. The global presence of Blackstone Credit & Insurance generates access to a substantial amount of directly originated transactions with what it believes to be attractive investment characteristics. Blackstone Credit & Insurance’s team has over 575 sponsor and advisor relationships with a primary focus on what it believes are the largest, highest quality, and most well-capitalized sponsors and advisors, leading to substantial repeat counterparties and making Blackstone Credit & Insurance a partner of choice to these sponsors. In addition to the depth and breadth of Blackstone Credit & Insurance’s relationships, sponsor and advisor partners also seek to transact with Blackstone Credit & Insurance due to its value-add through the Value Creation Program by not only helping companies with operational support, but also potentially enhancing revenue generation and cost savings opportunities for Blackstone Credit & Insurance’s portfolio companies, all of which further contribute to its origination efforts. With respect to syndicate and club deals, Blackstone Credit & Insurance has built a network of relationships with commercial and investment banks, finance companies and other investment funds as a result of the long track record of its investment professionals in the leveraged finance marketplace. Blackstone Credit & Insurance also has a $123 billion Liquid Corporate Credit platform, which, we believe, allows us access to the secondary market for investment opportunities. Blackstone Credit & Insurance is invested in over 5,100 issuers4 across its $443 billion platform which we believe offers us deep insight across all sectors and industries in our market.
Blackstone Credit & Insurance aims to leverage the broader Blackstone network to generate additional deal flow. Blackstone’s Private Equity platform has been built over the past 35 years and invests globally across industries in both established and growth-oriented structures. Blackstone’s Real Estate group is the world’s largest owner of commercial real estate. Blackstone’s General Partnership Stakes group seeks to serve as a strategic partner to talented managers at all stages of their life cycles and help them build enduring franchises. Through such other business units of Blackstone, Blackstone Credit & Insurance aims to increase its connectivity and deepen sponsor relationships.
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
4 As of December 31, 2025. Reflects issuers across all asset types within Private Corporate Credit, Liquid Corporate Credit, and Infrastructure & Asset Based Credit.

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
Third parties are often involved in the Advisers’ due diligence process, whether they are hired by the Advisers or by the lead sponsor in a transaction. Utilizing consultants to help evaluate a business and test an investment thesis is typically very beneficial. When possible, the Advisers seek to structure transactions in such a way that our target companies are required to bear the costs of due diligence, including those costs related to any outside consulting work we may require.
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
The Investment Committee utilizes a consensus-driven approach and includes long-tenured professionals that have been with Blackstone Credit & Insurance on average of approximately 16 years and have approximately 24 years of industry experience: Brad Marshall, Michael Zawadzki, Michael Carruthers, Brad Colman, Justin Hall, Robert Horn, Valerie Kritsberg, Daniel Leiter, Ferdinand Niederhofer, Daniel Oneglia, Robert Petrini and Louis Salvatore. For transactions above certain size parameters, others who participate in the Investment Committee process include members of Blackstone senior leadership, Jonathan Gray, Michael Chae, Vikrant Sawhney, and Kenneth Caplan, as well as others on the investment team responsible for conducting due diligence, and other senior members of Blackstone Credit & Insurance and broader Blackstone. For certain investments, generally smaller investments where the Company is participating alongside other lenders in a “club” deal, providing an anchor order or purchasing broadly syndicated loans, the Investment Committee has delegated the authority to make an investment decision to the CIO or Portfolio Manager of a strategy or fund.
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
While the initial investment team remains primarily responsible for the collection, analysis, and dissemination of financial information received from portfolio companies, the portfolio managers and members of the Office of the CIO, which consisted of 127 professionals as of December 31, 2025, also review portfolio reporting on a daily, weekly, and monthly basis to identify early signs of outperformance or underperformance.
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
In instances of weaker than expected performance, members of the Office of the CIO, including over 20 professionals dedicated to asset management as of December 31, 2025, may work closely with deal teams to review and diligence the source of underperformance, re-underwrite the business, and develop a comprehensive strategy for go-forward management of the position. Blackstone Credit & Insurance’s Asset Management Group, housed within the Office of the CIO, comprises a team of functionally-oriented professionals focused on three verticals: Financial Solutions, Operational Asset Management, and Legal / Restructuring. Financial Solutions provides detailed financial analysis, re-underwriting capabilities, and support for portfolio companies such as cash flow estimates or other financial management tools, as needed. Operational Asset Management assesses portfolio company processes, management, and operational capabilities to support and drive operational improvements. Operational Asset Management also is responsible for our Value Creation Program, which leverages the scale of the broader Blackstone platform in order to improve operations and profitability at Blackstone Credit & Insurance portfolio companies.
Financial reporting for portfolio companies is reviewed on a daily, weekly and monthly basis by deal teams and members of the Office of the CIO, including the Asset Management and Portfolio Insights teams. Blackstone Credit & Insurance utilizes a series of proprietary portfolio dashboards and automated reports to ensure responsible parties receive detailed information on a timely basis. Each week, all financial reporting results across the portfolio are aggregated and distributed to the portfolio management team for review. Portfolio company performance updates, including recent developments and go-forward action plans for underperforming assets, are reviewed at bi-weekly portfolio screening committee and monthly Watch List Committee meetings, which include members of the Investment Committee. Our formal Watch List, which is managed by the Office of the CIO, is reviewed at monthly Watch List Committee meetings, with interim updates as needed. The Watch List Committee is comprised of members of the Investment Committee and includes investment professionals from both our Liquid Credit and Private Credit businesses. On a quarterly basis, the watch list is also reviewed in depth with Blackstone senior management including President and Chief Operating Officer Jonathan Gray, Chief Financial Officer Michael Chae, and Global Co-Chief Investment Officer Kenneth Caplan.

Valuation Process. Each quarter, we will value investments in our portfolio, and such values will be disclosed each quarter in reports filed with the Securities and Exchange Commission (the “SEC”). With respect to investments for which market quotations are not readily available, the Board reviews the valuation recommendations of the Audit Committee of the Board (the “Audit Committee”) and determines the fair value of each investment in the portfolio in good faith, based on the input of the Audit Committee, the Advisers’ valuation committee and where applicable, the independent valuation firms and other external service providers, based on procedures adopted by, and subject to the supervision of, the Board.
Managerial Assistance. As a BDC, we must offer, and provide upon request, significant managerial assistance to certain of our portfolio companies except where the Company purchases securities of an issuer in conjunction with one or more other persons acting together, one of the other persons in the group makes available such managerial assistance. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance, including through the Value Creation Program. The Advisers and the Administrators will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than the Advisers, will retain any fees paid for such assistance.
Exit
In addition to payments of principal and interest, we expect the primary methods for the strategy to realize returns on its investments to include refinancings, sales of portfolio companies, and in some cases initial public offerings and secondary offerings. While many debt securities in which we will invest have stated maturities of five to eight years, based on Blackstone Credit & Insurance’s past experience, we believe most of these securities will be redeemed or sold prior to maturity. These securities often have call protection that requires an issuer to pay a premium if it redeems in the early years of an investment. However, there is no assurance that our investments will achieve realization events as a result of refinancings, sales of portfolio companies or public offerings and these realization events will become more unlikely when conditions in the credit and capital markets have deteriorated.
The investment team regularly reviews investments and related market conditions in order to determine if an opportunity exists to realize returns on a particular investment. We believe the Advisers’ ability to utilize the entire resources of Blackstone Credit & Insurance, including the public market traders, research analysts and capital markets functions, allows the Advisers to gain access to current market information where the opportunity may exist to sell positions into the market at attractive prices.
Investments
As of December 31, 2025, the fair value of our investments was $14.2 billion in 316 portfolio companies.
As of December 31, 2025, the Company had unfunded delayed draw term loans and revolvers in the aggregate principal amount of $1.8 billion.
See the Consolidated Schedule of Investments as of December 31, 2025 in our consolidated financial statements in “Item 8. Financial Statements and Supplementary Data—Consolidated Schedule of Investments” for more information on these investments.
Allocation of Investment Opportunities and Potential Conflicts of Interest
General
Blackstone Credit & Insurance, including the Advisers, provides investment management services to other registered investment companies, investment funds, client accounts and proprietary accounts that Blackstone Credit & Insurance may establish (other than the Company) (collectively, the “Other Blackstone Credit & Insurance Clients”). In addition, Blackstone provides investment management services to Blackstone Clients (as defined below). See “Item 1A. Risk Factors—Risks Related to the Advisers and Their Affiliates—There may be conflicts of interest related to obligations that the Advisers’ senior management and investment team have to Other Clients.”

Blackstone and Blackstone Credit & Insurance will share appropriate investment and sale opportunities with Other Clients (as defined below) and the Company in accordance with the Investment Advisers Act of 1940, as amended (the “Advisers Act”) and Blackstone or Blackstone Credit & Insurance allocation policies, as applicable, which generally provide for sharing pro rata based on targeted acquisition size or targeted sale size. Subject to the Advisers Act and as further set forth in this annual report, certain Other Clients may receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such Other Clients’ respective governing agreements.
In addition, as a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which likely in certain circumstances limit the Company’s ability to make investments or enter into other transactions alongside Other Clients.
Co-Investment Relief
We have in the past co-invested, and in the future will co-invest, with certain affiliates of Blackstone and the Advisers. We have received an exemptive order from the SEC that permits us and other Regulated Funds (as defined below), among other things, to co-invest with certain other persons, including other Regulated Funds, certain affiliates of Blackstone, Blackstone and certain funds managed and controlled by Blackstone and its affiliates, subject to certain terms and conditions. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Co-Investment Relief.”
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
Additionally, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. As of December 31, 2025, the Company’s asset coverage was 177.1%.
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
Advisory Agreements
The Advisers provide management services to us pursuant to the investment advisory agreement between us and the Adviser (the “Investment Advisory Agreement”) and the sub-advisory agreement among us, the Adviser and the Sub-Adviser (the “Sub-Advisory Agreement” and, together with the Investment Advisory Agreement, the “Advisory Agreements”). The Advisory Agreements have been approved by the Board. Under the terms of the Advisory Agreements, the Advisers are responsible for the following:
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
The Advisers’ services under the Advisory Agreements are not exclusive, and they are free to furnish similar services to other entities, and they intend to do so, so long as their services to us are not impaired.
Pursuant to the Investment Advisory Agreement, we pay our Adviser a fee for investment advisory and management services consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee will ultimately be borne by the shareholders. The sub-advisory fees payable to the Sub-Adviser under the Sub-Advisory Agreement will be paid by the Adviser out of its own advisory fees rather than paid separately by us. For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses” and “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”
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
(i) Income Based Incentive Fee
The first part of the incentive fee, an income based incentive fee, is based on the Company’s Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee).
Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns excludes any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The Company excludes the impact of expense support payments and recoupments from pre-incentive fee net investment income.
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
•The Adviser will be paid 100% of the pre-incentive fee net investment income in respect of the Trailing Twelve Quarters, if any, that exceeds the hurdle amount for such Trailing Twelve Quarters, but is less than or equal to an amount, which the Company refers to as the “Catch-up Amount,” determined as the sum of 1.82% (7.27% annualized), multiplied by the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters that is included in the calculation of the incentive fee based on income.
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
(ii) Capital Gains Based Incentive Fee
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
Administration Agreements
Under the terms of the Administration Agreements, the Administrators provides, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of our other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of our Board, managing the payment of expenses and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. We will reimburse the Administrators for their costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) in connection with the services performed for us pursuant to the terms of the Administration Agreements. In addition, pursuant to the terms of the Administration Agreements, the Administrators may delegate their obligations under the Administration Agreements to an affiliate or to a third party and we will reimburse the Administrator, and the Administrator will reimburse the Sub-Administrator, for any services performed for us by such affiliate or third party. Under the Sub-Administration Agreement, the Administrator will reimburse the Sub-Administrator for certain costs and expenses incurred by the Sub-Administrator in performing its obligations under the Sub-Administration Agreement. The costs and expenses of the Sub-Administrator that are eligible for reimbursement by the Administrator will be reasonably allocated to the Company on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator. The Administrator has outsourced, and may continue to outsource, certain administrative duties provided to the Company to third parties, and the Administrator will pay the third parties accordingly. State Street Bank and Trust Company (“State Street Sub-Administrator”) serves as our third-party sub-administrator. The Administrator has utilized, and in the future will continue to utilize, the State Street Sub-Administrator to assist in the provision of administrative services. The State Street Sub-Administrator receives compensation from the Administrator for its provision of sub-administrative services under the sub-administration agreement between the Administrator and the State Street Sub-Administrator.
Certain Terms of the Advisory Agreements and Administration Agreements
Each of the Advisory Agreements and the Administration Agreements has been approved by the Board. Unless earlier terminated as described below, each of the Advisory Agreements and the Administration Agreements will remain in effect from year-to-year if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the trustees who are not parties to the Advisory Agreements or “interested persons” (as such term is defined in Section 2(a)(19) of the 1940 Act) (the “Independent Trustees”). We may terminate the Advisory Agreements or the Administration Agreements, without payment of any penalty, upon 60 days’ written notice. The decision to terminate any agreement may be made by a majority of the Board or the shareholders holding a majority outstanding voting securities, which means the lesser of (1) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. In addition, the Adviser may terminate the Investment Advisory Agreement or the Sub-Advisory Agreement upon 60 days’ written notice, the Sub-Adviser may terminate the Sub-Advisory Agreement upon 90 days’ written notice and the Administrator and Sub-Administrator may terminate the Administration Agreement and the Sub-Administration Agreement, respectively, upon 60 days’ written notice, without payment of any penalty. The Advisory Agreements will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of their assignment.
The Advisers and the Administrators shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by the Company in connection with the matters to which the Advisory Agreements and Administration Agreements, respectively, relate, provided that the Advisers and the Administrators shall not be protected against any liability to the Company or its shareholders to which the Advisers or Administrators would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“disabling conduct”). Each of the Advisory Agreements and the Administration Agreements provides that, absent disabling conduct, each of our Advisers and our Administrators, as applicable, and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Advisers’ services under the Advisory Agreements and our Administrators’ services under the Administration Agreements or otherwise as advisers or administrators for us. The Advisers and the Administrators shall not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by the Advisers or the Administrators in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where the Advisers or Administrators had reasonable cause to believe their conduct was unlawful.
Distributions
We generally intend to distribute substantially all of our available earnings annually by paying distributions on a quarterly basis, as determined by the Board in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our distributions will generally be paid from current and/or accumulated tax earnings and profits, which includes interest income and capital gains generated by our investment portfolio, and any other income, including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees, that we receive from portfolio companies, if any. However, if we do not have sufficient current and/or accumulated tax earnings and profits to support our distributions, all or a part of such a distribution may be characterized as a return of capital for U.S. tax purposes. The specific tax characteristics of our dividends and other distributions are reported to shareholders after the end of each calendar year. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions and Dividend Reinvestment” and “Item 8. Financial Statements and Supplementary Data—

Notes to Consolidated Financial Statements—Note 9. Net Assets” for additional information on our distributions and dividend reinvestment plan.
Share Repurchase Plan
In February 2026, the Board authorized a share repurchase plan, under which we may repurchase up to $250 million in the aggregate of our outstanding Common Shares in the open market at prices below our NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act (the “2026 10b-18 Plan”). The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The 2026 10b-18 Plan does not require us to repurchase any specific number of Common Shares or any Common Shares at all. Consequently, we cannot assure shareholders that any specific number of Common Shares, if any, will be repurchased under the 2026 10b-18 Plan. The 2026 10b-18 Plan may be suspended, extended, modified or discontinued at any time.
Competition
We compete for investments with other BDCs, investment funds and a variety of other investors (including private credit funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products, specialty finance companies), as well as traditional financial services companies such as commercial banks and other sources of funding (including other investment vehicles managed by affiliates of Blackstone). These other BDCs and investment funds and other investors might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. As a result of these new entrants, competition for investment opportunities in middle market private U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in middle market private U.S. companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.
For additional information concerning the competitive risks we face, see “Item 1A. Risk Factors—Risks Related to Our Business and Structure.”
Human Resource Capital
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Advisers or their affiliates pursuant to the terms of the Advisory Agreements and the Administrators or their affiliates pursuant to the Administration Agreements. Each of our executive officers described herein is employed by the Advisers or their affiliates. Our day-to-day investment operations are managed by the Advisers. The services necessary for the sourcing and administration of our investment portfolio will be provided by investment professionals employed by the Advisers or their affiliates. The investment team will focus on origination, non-originated investments and transaction development and the ongoing monitoring of our investments.
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
Leverage and Senior Securities; Coverage Ratio. We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, would equal at least 150% immediately after each such issuance. On September 25, 2018, our sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. In addition, while any senior securities remain outstanding, we are required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.
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

Code of Ethics. We and the Advisers have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
Affiliated Transactions. We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our trustees who are not interested persons and, in some cases, the prior approval of the SEC. We have received an exemptive order from the SEC that permits us and other Regulated Funds to, among other things, co-invest with certain other persons, including other Regulated Funds, certain affiliates of Blackstone, Blackstone and certain funds managed and controlled by Blackstone and its affiliates, subject to certain terms and conditions.
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
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to the Advisers. The Proxy Voting Policies and Procedures of the Advisers are set forth below. The guidelines are reviewed periodically by the Advisers, and, accordingly, are subject to change.
As investment advisers registered under the Advisers Act, the Advisers have a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of clients and not subrogate client interests to their own interests. Rule 206(4)-6 under the Advisers Act places specific requirements on registered investment advisers with proxy voting authority.
Proxy Policies
The Advisers’ policies and procedures are reasonably designed to ensure that the Advisers vote proxies in the best interest of the Company and addresses how they will resolve any conflict of interest that may arise when voting proxies and, in so doing, to maximize the value of the investments made by the Company, taking into consideration the Company’s investment horizons and other relevant factors. The Advisers will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by their clients. Although the Advisers will generally vote against proposals that may have a negative impact on their clients’ portfolio securities, they may vote for such a proposal if there exists compelling long-term reasons to do so.

Decisions on how to vote a proxy generally are made by the Advisers. The Investment Committee and the members of the investment team covering the applicable security often have the most intimate knowledge of both a company’s operations and the potential impact of a proxy vote’s outcome. Decisions are based on a number of factors which may vary depending on a proxy’s subject matter, but are guided by the general policies described in the proxy policy. In addition, the Advisers may determine not to vote a proxy after consideration of the vote’s expected benefit to clients and the cost of voting the proxy. To ensure that a vote is not the product of a conflict of interest, the Advisers will require the members of the Investment Committee to disclose any personal conflicts of interest they may have with respect to overseeing a Company’s investment in a particular company.
Proxy Voting Records
You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, Blackstone Private Credit Strategies LLC and Blackstone Credit BDC Advisors LLC, 345 Park Avenue, New York, NY 10154.
Material U.S. Federal Income Tax Considerations
The following discussion is a general summary of certain U.S. federal income tax considerations applicable to the Company. This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). Prospective investors should consult their tax advisors with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of our Common Shares, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.
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
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Definitive Proxy Statements on Schedule 14A, and our trustees, officers and 10% beneficial owners file reports on Forms 3, 4 and 5 pursuant to section 16(a) of the Exchange Act. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information. We have made available free of charge on our website (www.bxsl.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, our current reports on Form 8-K and our governing documents.
Item 1A. Risk Factors.
Investing in our Common Shares involves a number of significant risks. In addition to the other information contained in this annual report, shareholders should consider carefully the following information before making an investment in our Common Shares. The risks set forth below are not the only risks we face. Such additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Shares could decline, and shareholders may lose all or part of their investment.
A.Risks Related to Our Business and Structure
Price declines in the medium and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our NAV through increased net unrealized depreciation.
During the 2008-2009 financial crisis, many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis generating further selling pressure. If similar events occurred in the medium and large-sized U.S. corporate debt market, our NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations and the market price of our Common Shares.

Our ability to achieve our investment objectives depends on the ability of the Advisers to manage and support our investment process. If the Advisers or Blackstone Credit & Insurance were to lose any members of their respective senior management teams, our ability to achieve our investment objectives could be significantly harmed.
Since we have no employees, we depend on the investment expertise, skill and network of business contacts of the broader networks of the Advisers and their affiliates as well as the persons and firms our Advisers may retain to provide services on our behalf. The Advisers evaluate, negotiate, structure, execute, monitor and service our investments. Our future success depends to a significant extent on the continued service and coordination of Blackstone Credit & Insurance and its senior management team. The departure of any members of Blackstone Credit & Insurance’s senior management team could have a material adverse effect on our ability to achieve our investment objectives.
Our ability to achieve our investment objectives depends on the Advisers’ ability to identify and analyze, and to invest in, finance and monitor companies that meet our investment criteria. The Advisers’ capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, the Advisers may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process.
There is increasing competition among financial sponsors, investment banks and other investors for hiring and retaining qualified investment professionals, and there can be no assurance that the Advisers will be able to find qualified investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.
The Advisory Agreements have each been approved pursuant to Section 15 of the 1940 Act. In addition, the Advisory Agreements each have termination provisions that allow the parties to terminate the agreements. The Investment Advisory Agreement may be terminated at any time, without penalty, by us or by the Adviser upon 60 days’ written notice. The Sub-Advisory Agreement may be terminated by us or the Adviser upon 60 days’ written notice to the Sub-Adviser or by the Sub-Adviser upon 90 days’ written notice to the Adviser. If the Investment Advisory Agreement or the Sub-Advisory Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event the Investment Advisory Agreement or the Sub-Advisory Agreement is terminated, it may be difficult for us to replace the Adviser or the Sub-Adviser. If the Investment Advisory Agreement or the Sub-Advisory Agreement is terminated and no suitable replacement is found to manage us, we may not be able to achieve our investment objectives. Furthermore, we may incur certain costs in connection with a termination of the Investment Advisory Agreement or the Sub-Advisory Agreement.
Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Advisers to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
The Advisers depend on their broader organization’s relationships with private equity sponsors, investment banks and commercial banks and others, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Advisers or their broader organization fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Advisers or their broader organization have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.
We compete for investments with other BDCs, investment funds and a variety of other investors (including private credit funds, mezzanine funds, performing and other credit funds, and funds that invest in CLOs, structured notes, derivatives and other types of collateralized securities and structured products, specialty finance companies), as well as traditional financial services companies such as commercial banks and other sources of funding (including other investment vehicles managed by affiliates of Blackstone). These other BDCs and investment funds and other investors might be reasonable investment alternatives to us and may be less costly or complex with fewer and/or different risks than we have. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in U.S. private companies. As a result of these new competitors entering the financing markets in which we operate, competition for investment opportunities in U.S. private companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities if we do not match our competitors’ pricing, terms or structure. If we are forced to match our competitors’ pricing, terms or structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in U.S. private companies is underserved by traditional commercial banks and other financial sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC.
We may have difficulty sourcing investment opportunities.
We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all available capital successfully. In addition, privately-negotiated investments in loans and illiquid securities of private middle market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our Common Shares. Our shareholders will have no input with respect to investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our Common Shares. To the extent we are unable to deploy all available capital, our investment income and, in turn, our results of operations, will likely be materially adversely affected. There is no assurance that we will be able to consummate investment transactions or that such transactions will be successful. Blackstone Credit & Insurance, the Company and their affiliates may also face certain conflicts of interests in connection with any transaction, including any warehousing transaction, involving an affiliate.
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
In the event we are unable to find suitable investments, such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of net investment income to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our Common Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by, and subject to the oversight of, our Board. There is not a public market for the securities of the privately-held companies and certain other private assets in which we invest. Many of our investments are not publicly-traded or actively traded on a secondary market. As a result, we value these securities quarterly at fair value as determined in good faith as required by the 1940 Act. In connection with striking a NAV as of a date other than quarter-end for share issuances and repurchases, the Company will consider whether there has been a material change to such investments as to affect their fair value, but such analysis may be more limited than the quarter-end process.
As part of the valuation process, we will generally take into account relevant factors in determining the fair value of the Company’s investments, without market quotations, many of which are loans, including and in combination, as relevant: (i) the portfolio company’s ability to make payments based on its earnings and cash flow, (ii) the estimated enterprise value of a portfolio company, (iii) the nature and realizable value of any collateral, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. Our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially differ from the value that we may ultimately realize upon the sale of one or more of our investments. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from what was previously the value, and such differences could be material.
There is a risk that investors in our Common Shares may not receive distributions or that our distributions may decrease over time.
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
We may fund our cash distributions to shareholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income, cash flow from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser or the Administrator, if any. Our ability to pay distributions, if any, might be adversely affected by, among other things, the impact of one or more of the risk factors described in this annual report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure shareholders that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our prior offerings or from borrowings or sources other than net investment income in anticipation of future cash flow, which may constitute a return of shareholders’ capital. A return of capital is a return of a shareholder’s investment, rather than a return of earnings or gains derived from our investment activities. A shareholder will not be subject to immediate taxation on the amount of any distribution treated as a return of capital to the extent of the shareholder’s basis in its shares; however, the shareholder’s basis in its shares will be reduced (but not below zero) by the amount of the return of capital, which will result in the shareholder recognizing additional gain (or a lower loss) when the shares are sold. To the extent that the amount of the return of capital exceeds the shareholder’s basis in its shares, such excess amount will be treated as gain from the sale of the shareholder’s shares. Distributions from the proceeds of our prior offerings or from borrowings also could reduce the amount of capital we ultimately invest in our portfolio companies.
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
As a public reporting company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. Maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
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
In addition, policy changes impacting the financial services industry could impose additional costs, require significant attention of senior management and personnel or require us or our portfolio companies to change or limit the manner in which we or our portfolio companies conduct business. While this risk may increase or decrease with changing U.S. presidential administrations and different expressed policy priorities, we cannot predict at this time whether and the extent to which the current U.S. presidential administration and senior officials at the SEC and other federal agencies will pursue any specific policy priorities or changes. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could adversely impact our business or the business of our portfolio companies.
Additionally, any changes to or repeal of the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to our strategies and plans as set forth in this annual report and may result in our investment focus shifting from the areas of expertise of the Advisers to other types of investments in which the Advisers may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our financial condition and results of operations and the value of a shareholder’s investment.
Trade negotiations and related government actions may create regulatory uncertainty for our portfolio companies and our investment strategies and adversely affect the profitability of our portfolio companies.
In recent years, the U.S. government has taken substantial actions with respect to international trade policy, including seeking to renegotiate certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The U.S. government has also imposed, and may in the future impose further, tariffs on certain foreign goods, such as steel and aluminum, from various countries, including China, Canada and Mexico. Some foreign governments, including China, Canada and Mexico, have threatened or instituted retaliatory tariffs on certain U.S. goods. In February 2026, the U.S. Supreme Court ruled that many of the tariffs recently imposed by the U.S. government exceeded its authority, thereby invalidating many, but not all, of such tariffs. Subsequent to the U.S. Supreme Court’s ruling, the U.S. presidential administration raised potential alternative means through which the administration could impose tariffs. Increased tariffs on goods imported from China, Canada, Mexico and other countries could further increase costs, decrease margins and reduce the competitiveness of products and services offered by our portfolio companies. Such uncertainty and/or tariffs or counter-measures could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on imported goods.
There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy in response to the U.S. Supreme Court’s ruling. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could create further regulatory uncertainty for our portfolio companies and adversely affect their businesses and financial conditions, particularly to the extent the revenues and profitability of their businesses rely on goods imported from outside of the United States.
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
We, the Advisers and their affiliates are subject to regulatory oversight, which could negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.
Our business and the businesses of the Advisers and their respective affiliates are subject to extensive regulation, including periodic examinations, inquiries and investigations, which may result in enforcement and other proceedings, by governmental agencies and self-regulatory organizations in the jurisdictions in which we and they operate around the world, including the SEC and various other U.S. federal, state and local agencies. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities.

We, the Advisers and their respective affiliates have received, and may in the future receive, requests for information, inquiries and informal or formal investigations or subpoenas from such regulators from time to time in connection with such inquiries and proceedings and otherwise in the ordinary course of business. These requests could relate to a broad range of matters, including specific practices of our business, the Advisers, our investments or other investments the Advisers or their affiliates make on behalf of their clients, potential conflicts of interest between us and the Advisers or their affiliates, or industry wide practices. Actions by and/or initiatives of the SEC and/or other regulators can have an adverse effect on our financial results, including as a result of the imposition of a sanction, a limitation on our, Blackstone’s or our personnel’s activities, or changing our historic practices. Any adverse publicity relating to an investigation, proceeding or imposition of these sanctions could harm our or Blackstone’s reputation and have an adverse effect on our future fundraising or operations. The costs of responding to legal or regulatory information requests, any increased reporting, registration and compliance requirements will be borne by us in the form of legal or other expenses, litigation, regulatory proceedings or penalties, may divert the attention of our management, may cause negative publicity that adversely affects investor sentiment, and may place us at a competitive disadvantage, including to the extent that we, the Advisers or any of their respective affiliates are required to disclose sensitive business information or alter business practices.
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
We and our portfolio companies are susceptible to the effects of economic slowdowns or recessions. The global growth cycle is in a mature phase and signs of slowdown are evident in certain regions around the world. Periods of elevated inflation and high interest rates, such as those experienced in recent years, can contribute to significant volatility in debt and equity markets. Gradual decreases in interest rates during 2025, coupled with resilience in the U.S. economy, contributed to improved investor sentiment, stronger capital markets and increased transaction activity toward the end of 2025. Nevertheless, inflation has remained above the U.S. Federal Reserve’s target level, and interest rates remain elevated. Uncertainty regarding the further trajectory of inflation and interest rates creates the potential for volatility in debt and equity markets.
Financial markets have been affected at times by a number of global macroeconomic events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the effect of the UK leaving the European Union (the “E.U.”) and instability in the Chinese capital markets. Although the broader outlook remains constructive, geopolitical instability continues to pose risk. Geopolitical instability has been prevalent in recent years, and 2025 was a year of significant geopolitical events, including, among others, trade tensions resulting from U.S. tariff implementation and retaliatory tariffs by other countries and ongoing armed conflicts in the Middle East and Ukraine. For example, in the United States, the current presidential administration has stated its intention to propose or has implemented governmental policy and regulatory changes in a variety of areas, including the imposition of tariffs or other trade barriers. In that connection, certain countries subject to those changes have expressed an intent to impose or have imposed similar measures in return. Additionally, certain of our portfolio companies may operate in, or have dealings with, countries subject to sanctions or embargoes imposed by the U.S. government, foreign governments, or the United Nations or other international organizations. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the United States. A decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown, could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Common Shares. Unfavorable economic conditions would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events may limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments.
Any deterioration of general economic conditions may lead to significant declines in corporate earnings or loan performance, and the ability of corporate borrowers to service their debt, any of which could trigger a period of global economic slowdown, and have an adverse impact on the performance and financial results of the Company, and the value and the liquidity of the shares. In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions impacted the value of any collateral securing our senior secured debt in 2025 and may continue to impact such collateral in the future. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on favorable terms or at all. These events could prevent us from increasing investments and harm our operating results.
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
The success of our investment activities could be affected by general economic and market conditions in Europe and in the rest of the world, as well as by changes in applicable laws and regulations (including laws relating to taxation of our investments), tariffs or other trade barriers, currency exchange controls, rate of inflation, currency depreciation, asset re-investment, resource self-sufficiency and national and international political and socioeconomic circumstances in respect of the European and other non-U.S. countries in which we may invest. These factors will affect the level and volatility of securities prices and the liquidity of the Company’s investments, which could impair our profitability or result in losses. General fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. We may maintain substantial trading positions that can be adversely affected by the level of volatility in the financial markets; the larger the positions, the greater the potential for loss. Declines in the performance of national economies or the credit markets in certain jurisdictions have had a negative impact on general economic and market conditions globally, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

The Advisers’ financial condition may be adversely affected by a significant general economic downturn and they may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Advisers’ businesses and operations (including those of the Company). A recession, slowdown and/or sustained downturn in the global economy (or any particular segment thereof) could have a pronounced impact on the Company and could adversely affect the Company’s profitability, impede the ability of the Company’s portfolio companies to perform under or refinance their existing obligations and impair the Company’s ability to effectively deploy its capital or realize its investments on favorable terms.
Challenges facing a single, concentrated sector or industry can have far-reaching implications for the broader economy, including the private credit market. For example, although the U.S. economy has demonstrated strength and resiliency underpinned by the ongoing technology investment boom, there can be no assurance that such trend will continue. In recent years, there has been growing concern about the sustainability of the private credit industry, particularly due to its significant exposure to the expanding technology sector, which includes artificial intelligence infrastructure investments. Market analysts, journalists and other stakeholders have increasingly questioned whether the rapidly developing artificial intelligence market, which includes companies focused on the design and manufacture of semiconductors, data center construction and the expansion of power generation, is fueling inflated valuations and unsustainable price appreciation. This concern is compounded by the sector’s increasing interconnectivity, as private credit supports cross-investments among artificial intelligence- and data center-focused firms, potentially creating an overvalued and tightly linked ecosystem that may lack solid long-term economic fundamentals. If these concerns are validated or perceived as credible by the public, a significant global market correction or downturn could occur, which could result in a material adverse effect on the Company and its portfolio companies. In particular, market devaluations in the software sector may impair companies’ ability to refinance existing private credit loans and restrict merger and acquisition activity in the sector. Consequently, these dynamics could lead to extended holding periods for our assets.
In addition, economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets and the ongoing conflicts in the Middle East and Ukraine could have a negative impact on those countries and others in those regions. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.
Any of the foregoing events could result in substantial or total losses to the Company in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in a portfolio company’s capital structure.
Economic and trade sanctions laws in the United States and other jurisdictions may prohibit the Company and the Company’s professionals from transacting with or in certain countries and with certain individuals and companies.
In the United States, the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces laws, Executive Orders and regulations establishing U.S. economic and trade sanctions. Such sanctions prohibit, among other things, transactions with, and the provision of services to, certain foreign countries, territories, entities and individuals. These entities and individuals include specially designated nationals, sanction evaders, specially designated narcotics traffickers and other parties subject to OFAC sanctions and embargo programs. The lists of OFAC prohibited countries, territories, persons and entities, including the List of Specially Designated Nationals and Blocked Persons, as such list may be amended from time to time, can be found on the OFAC website at www.treas.gov/ofac. In addition, certain programs administered by OFAC prohibit dealing with individuals or entities in certain countries regardless of whether such individuals or entities appear on the lists maintained by OFAC. Other jurisdictions maintain different and/or additional economic and trade sanctions. These types of sanctions may significantly restrict the Company’s investment activities in certain countries and, in particular, certain emerging market countries. At the same time, the Company may be obligated to comply with certain anti-boycott laws and regulations, which prevents the Company from engaging in certain discriminatory practices that may be allowed or required in certain jurisdictions. The Company’s failure to discriminate in this manner could make it more difficult for the Company to pursue certain investments and engage in certain business activities.

In some countries, there is a greater acceptance than in the United States and the U.K. of government involvement in commercial activities, and of corruption. The Company, the Company’s professionals and the Advisers are committed, to the fullest extent permitted by applicable law, to complying with the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act and other anti-corruption, anti-bribery, anti-fraud laws and regulations, as well as anti-boycott regulations, to which they are subject. As a result, the Company may be adversely affected because of its unwillingness to participate in transactions that violate such laws or regulations. Such laws and regulations may make it difficult in certain circumstances for the Company to act successfully on investment opportunities and for investments to obtain or retain business.
In recent years, the U.S. Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the U.K., with enactment of the U.K. Bribery Act, has expanded the reach of its anti-bribery laws significantly. While Blackstone has developed and implemented policies and procedures designed to ensure strict compliance with the FCPA and the U.K. Bribery Act and the sanctions regimes that apply to the Company, such policies and procedures may not be effective in all instances to prevent violations. In addition, in spite of these policies and procedures, affiliates of portfolio companies, particularly in cases in which the Company or another fund or vehicle sponsored by the Company does not control such portfolio company, may engage in activities that could result in FCPA, U.K. Bribery Act or other violations of law. Any determination that the Company has violated the FCPA, U.K. Bribery Act or other applicable anti-corruption laws, anti-bribery, anti-fraud laws or sanctions requirements could subject the Company to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation, disclosure obligations and a general loss of investor confidence, any one of which could adversely affect the Company’s business prospects and/or financial position, as well as the Company’s ability to achieve its investment objectives and/or conduct its operations.
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
The Recast European Union Directive on Markets in Financial Instruments (“MiFID II”) came into effect on January 3, 2018, and imposes regulatory obligations in respect of providing financial services in the European Economic Area (“EEA”) by EEA banks and EEA investment firms providing regulated services (each an “Investment Firm”). Each Adviser is a non-EEA investment company and is, therefore, not subject to MiFID II but can be indirectly affected. The regulatory obligations imposed by MiFID II may impact, and constrain the implementation of, the investment strategy of the Company. MiFID II restricts Investment Firms’ ability to obtain research in connection with the provision of an investment service. For example, Investment Firms providing portfolio management or independent investment advice may purchase investment research only at their own expense or out of specifically dedicated research payment accounts agreed upon with their clients. Research will also have to be unbundled and paid separately from the trading commission. EEA broker-dealers will unbundle research costs and invoice them to Investment Firms separated from dealing commissions.
Therefore, in light of the above, MiFID II could have an adverse effect on the ability of Blackstone Credit & Insurance and its MiFID-authorized EEA affiliates to obtain and to provide research. The new requirements regarding the unbundling of research costs under MiFID II are not consistent with market practice in the United States and the regulatory framework concerning the use of commissions to acquire research developed by the SEC, although the SEC has previously issued temporary no-action letters to facilitate compliance by firms with the research requirements under MiFID II in a manner that is consistent with the U.S. federal securities laws. Blackstone Credit & Insurance’s access to third-party research may nonetheless be significantly limited. Some EEA jurisdictions extend certain MiFID II obligations also to other market participants (e.g., Alternative Investment Fund Managers) under national law. There is very little guidance, and limited market practice, that has developed in preparation for MiFID II. As such, the precise impact of MiFID II on Blackstone Credit & Insurance and the Company cannot be fully predicted at this stage.

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
Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts, including the ongoing conflicts in the Middle East and Ukraine, have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.
Force majeure events may adversely affect our operations.
We may be affected by force majeure events (e.g., acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, nationalization of industry and labor strikes). Force majeure events could adversely affect the ability of the Company or a counterparty to perform its obligations. The liability and cost arising out of a failure to perform obligations as a result of a force majeure event could be considerable and could be borne by the Company. Certain force majeure events, such as war or an outbreak of an infectious disease, could have a broader negative impact on the global or local economy, thereby affecting us. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control, could result in a loss to the Company if an investment is affected, and any compensation provided by the relevant government may not be adequate. Uncertainties and events around the world may (i) result in market volatility, (ii) have long-term effects on the U.S. and worldwide financial markets and (iii) cause further economic uncertainties in the United States and worldwide. The Company cannot predict the effects of geopolitical events in the future on the U.S. economy and securities markets.
Cybersecurity and data protection risks could result in the loss of data, interruptions in our business, and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.
Our operations are highly dependent on technology platforms and we rely heavily on Blackstone’s and its affiliates’ analytical, financial, accounting, communications and other data processing systems. Blackstone’s and its affiliates’ systems face ongoing cybersecurity threats and attacks, which could result in the loss of confidentiality, integrity or availability of such systems and the data held by such systems. Attacks on Blackstone’s and/or its affiliates’ systems could involve, and in some instances have in the past involved, attempts intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, or divert or otherwise steal funds, including through the introduction of computer viruses, “phishing” attempts and other forms of social engineering (including social engineering facilitated by the use of AI Technologies (as defined herein)). Attacks on Blackstone’s and/or its affiliates’ systems could also involve ransomware or other forms of cyber extortion. Cyberattacks and other data security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders, such as employees, consultants, independent contractors or other service providers.
There has been an increase in the frequency and sophistication of the cyber and data security threats, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Blackstone and/or its affiliates because they hold a significant amount of confidential and sensitive information about investors, portfolio companies and potential investments. In addition, the risk of cyber and data security threats to Blackstone and its affiliates is exacerbated with the advancement of artificial intelligence, which malicious third parties are using to create new, sophisticated and more frequent attacks. As a result, Blackstone’s and its affiliates’ may face a heightened risk of a security breach or disruption with respect to this information. Measures taken by Blackstone’s and/or its affiliates’ to ensure the integrity of their systems may not provide adequate protection, especially because cyberattack techniques are continually evolving, may persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact of an attack on Blackstone and/or its affiliates’, our investors, our portfolio companies or potential investments. If Blackstone’s and/or its affiliates’ systems or those of third party service providers are compromised either as a result of malicious activity or through inadvertent transmittal or other loss of data, do not operate properly or are disabled, or we fail to provide the appropriate regulatory or other notifications in a timely manner, we could suffer financial loss, increased costs, a disruption of our businesses, liability to our counterparties, portfolio companies or fund investors, regulatory intervention or reputational damage. The costs related to cyber or other data security threats or disruptions may not be fully insured or indemnified by other means.
We are reliant on third party service providers for certain aspects of our business, including for our administration, as well as for certain technology platforms, including cloud-based services. These third-party service providers could also face ongoing cybersecurity threats and compromises of their systems and as a result, unauthorized individuals could gain, and in some past instances have gained, access to certain confidential data through third-party service providers. In addition, we could also suffer losses in connection with updates to, or the failure to timely update, the third-party technology platforms on which we rely.
Cybersecurity, privacy and data protection have become top priorities for regulators in the United States and around the world. Many jurisdictions in which we, Blackstone and/or its affiliates operate have laws and regulations relating to privacy, data protection and cybersecurity, including the Gramm-Leach-Bliley Act (“GLBA”) (including recent amendments to Regulation S-P), the General Data Protection Regulation, the U.K. Data Protection Act, and the California Privacy Rights Act. Some jurisdictions have also enacted or proposed laws requiring companies to notify individuals and/or government agencies of data security breaches involving certain types of personal data. or involving certain thresholds of potential harm to impacted individuals. In light of the focus of federal regulators on cybersecurity, SEC enforcement and examination activities have increased in recent years and may increase further. Although Blackstone and/or its affiliates maintain cybersecurity controls designed to prevent cyber incidents from occurring, no security is impenetrable to cyberattacks. It is possible that current and future cyber enforcement activity will target practices that Blackstone and/or its affiliates believe are compliant, but the regulators deem otherwise.
Breaches in our, Blackstone’s and/or its affiliates’ security or in the security of third party service providers, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize our, Blackstone’s and/or its affiliates’, including the Advisers’, employees or our shareholders’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, computer systems and networks or that of our, Blackstone’s and/or its affiliates’ third-party service providers, or otherwise cause interruptions or malfunctions in our, Blackstone’s and/or its affiliates’, including the Advisers’, employees’, our shareholders’, our counterparties’ or third parties’ business and operations, which could result in significant financial losses, increased costs, liability to our shareholders and other counterparties, regulatory intervention and reputational damage. Furthermore, if we, Blackstone and/or its affiliates fail to comply with the relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of breach in a timely manner, it could result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and may cause our shareholders to lose confidence in the effectiveness of our security measures and Blackstone more generally.
Our portfolio companies also rely on data processing systems and the secure processing, storage and transmission of information, including payment and health information, which in some instances are provided by third parties. A disruption or compromise of these systems could have a material adverse effect on the value of these businesses. We may invest in strategic assets having a national or regional profile or in digital or other infrastructure, the nature of which could expose them to a greater risk of being subject to a terrorist attack or a security breach than other assets or businesses. Such an event may have material adverse consequences on our investment or assets of the same type or may require portfolio companies to increase preventative security measures or expand insurance coverage.

Finally, Blackstone’s and/or its affiliates’ and our portfolio companies’ technology platforms, data and intellectual property are also subject to a heightened risk of theft or compromise as a result of operations outside the United States, in particular in those jurisdictions that do not have comparable levels of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. In addition, they may be required to compromise protections or forego rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect compromise of these assets could have a material adverse impact on us and our portfolio companies.
Rapidly developing and changing global data security and privacy laws and regulations could increase compliance costs and subject Blackstone to enforcement risks and reputational damage. Blackstone’s data security and privacy compliance obligations, include those relating to U.S. laws and regulations, impose significant compliance costs on Blackstone, which could increase significantly as laws and regulations continue to evolve. At the U.S. federal level, the SEC has adopted changes to Regulation S-P, which took effect in 2025. The amendments impose operationally challenging data breach notification requirements and deadlines as well as obligations to implement written policies and procedures to govern oversight of service providers that will likely increase associated compliance costs, some or all of which could be allocated to us. The U.S. Department of Justice issued a rule (the Bulk Data Transfer Rule), effective in 2025, that prohibits or restricts certain transactions involving the transfer of, and access to, bulk sensitive personal data to foreign persons connected with certain designated countries of concern, including China. While Blackstone expects this development will increase compliance burdens and associated costs, this rule may also impact the way Blackstone and its affiliates conduct business, including the ability of employees in countries of concern to access certain information.
Further, any inability, or perceived inability, by Blackstone, the Advisers, us or our portfolio companies to adequately address data protection or privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant legal, regulatory and third-party liability, increased costs, disruption of Blackstone’s, the Advisers’, our or our portfolio companies’ business and operations, and a loss of investor confidence and other reputational damage. Many regulators have indicated an intention to take more aggressive enforcement actions regarding data security and privacy matters, and private litigation resulting from such matters is increasing and resulting in progressively larger judgments and settlements. Specifically, the SEC’s stated 2026 examination priorities include an intended focus on advisers’ policies and practices as it relates to the prevention of interruptions to mission-critical services and protection of information, records and assets. Furthermore, as new data protection and privacy-related laws and regulations are implemented, the time and resources needed for Blackstone, us and our portfolio companies to comply with such laws and regulations continues to increase and become a significant compliance workstream.
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
Broker-dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker-dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The full impact of Regulation Best Interest on participating broker-dealers cannot be determined at this time, and it may negatively impact whether participating broker-dealers and their associated persons recommend the offering to certain retail customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker-dealer recommending an investment in our Common Shares should consider a number of factors, under the care obligation of Regulation Best Interest, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. As a result, high cost, high risk and complex products may be subject to greater scrutiny by broker-dealers. Broker-dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe is in the best interest of a particular retail customer. However, if broker-dealers choose alternatives to our Common Shares, many of which likely exist, such as an investment in listed entities, which may be a reasonable alternative to an investment in us as such investments may feature characteristics like lower cost, nominal commissions at the time of initial purchase, less complexity and lesser or different risks, our ability to raise capital will be adversely affected. If compliance by broker-dealers with Regulation Best Interest negatively impacts our ability to raise capital in a public offering, it may harm our ability to create a diversified portfolio of investments, and achieve our investment objectives.
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
Notwithstanding any of the foregoing, these provisions shall not apply to any claims brought under federal securities laws or the rules and regulations thereunder and neither we nor any of our investors are permitted to waive compliance with any provision of the U.S. federal securities laws and the rules and regulations promulgated thereunder.
Our Board may change our operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse to our results of operations and financial condition.
Our Board has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval, unless required by the 1940 Act or applicable law. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our Common Shares. However, the effects might be adverse, which could negatively impact our ability to pay shareholders distributions and cause shareholders to lose all or part of their investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways with which investors may not agree or for purposes other than those contemplated in this annual report.
Our Board may amend our Declaration of Trust without prior shareholder approval.
Our Board may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation, to reclassify the Board, to impose advance notice bylaw provisions for trustee nominations or for shareholder proposals, to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.
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
Senior Secured Loans and Senior Secured Bonds. There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Such risks have become more pronounced due to elevated interest rates and market volatility. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Under certain circumstances, collateral securing an investment may be released without the consent of the Advisers and/or the shareholder or the shareholder’s expected rights to such collateral could, under certain circumstances, be voided or disregarded. The Company’s investments in secured debt may be unperfected for a variety of reasons, including the failure to make required filings by lenders and, as a result, the shareholder may not have priority over other creditors as anticipated. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. In addition, second lien debt is granted a second priority security interest in collateral, which means that any realization of collateral will generally be applied to pay senior secured debt in full before second lien debt is paid. Similarly, investments in “last out” pieces of unitranche loans will be similar to second lien loans in that such investments will be junior in priority to the “first out” piece of the same unitranche loan with respect to payment of principal, interest and other amounts. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should we be forced to enforce our remedies.
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
Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidence of ownership of such securities usually is held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, different legal systems and laws relating to creditors’ rights and the potential inability to enforce legal judgments, seizure or nationalization of foreign deposits and adoption of governmental restrictions, which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to shareholders located outside the country of the issuer, whether from currency blockage or otherwise, and potential changes in value that are more rapid and extreme than investments in securities of U.S. companies. Generally, there is less readily available and reliable information about non-U.S. issuers or borrowers due to less rigorous disclosure or accounting standards and regulatory practices. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations.

The cost of servicing external debt will also generally be adversely affected by rising international interest rates, as many external debt obligations bear interest at rates which are adjusted based upon international interest rates.
Loans Risk. The loans that the Company may invest in include loans that are first lien, second lien, third lien or that are unsecured. In addition, the loans the Company will invest in will usually be rated below investment grade or may also be unrated. Loans are subject to a number of risks described elsewhere in this annual report, including credit risk, liquidity risk, below investment grade instruments risk and management risk.
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
If legislation or federal or state regulations require financial institutions to increase their capital requirements this may cause financial institutions to dispose of loans that are considered highly levered transactions. Such sales could result in prices that, in the opinion of the Advisers, do not represent fair value. If the Company attempts to sell a loan at a time when a financial institution is engaging in such a sale, the price the Company could get for the loan may be adversely affected.

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
A participation typically results in a contractual relationship only with the institution selling the participation interest, not with the borrower. Sellers of participations typically include banks, broker-dealers, other financial institutions and lending institutions. Certain participation agreements also include the option to convert the participation to a full assignment under agreed upon circumstances. The Advisers have adopted best execution procedures and guidelines to mitigate credit and counterparty risk in the atypical situation when the Company must acquire a loan through a participation.
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
Risk Retention Vehicles. We may invest in CLO debt and equity tranches and warehouse investments directly or indirectly through an investment in U.S. and/or European vehicles (“Risk Retention Vehicles”) established for the purpose of satisfying U.S. and/or E.U. regulations applicable to such investments, including regulations that require the retention of credit risk associated with certain CLOs and other investments. Risk Retention Vehicles will be structured to satisfy such retention requirements by purchasing and retaining the percentage of CLO notes prescribed under applicable retention requirements (the “Retention Notes”) or as otherwise may be required under applicable laws and regulations. For the avoidance of doubt, the term Risk Retention Vehicles does not include vehicles that are deemed to be controlled by the Advisers or their affiliates but does include Risk Retention Vehicles we control.

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

We may be exposed to risks associated with investments in underlying investment companies or BDCs.
The Company may invest in underlying investment companies or BDCs, in which case a shareholder’s investment in the Company will be affected by the investment policies and decisions of each underlying investment company in direct proportion to the amount of the Company’s assets that are invested in each underlying investment company. The securities of the underlying investment companies or BDCs in which the Company invests or plans to invest may be illiquid. Subscriptions to purchase the securities of underlying investment companies or BDCs are typically subject to restrictions or delays. There is no regular market for interests in many underlying investment companies or BDCs or their portfolio companies, which typically must be sold in privately negotiated transactions. Any such sales would likely require the consent of the manager of the applicable underlying investment companies or BDCs or the board of the portfolio company, and could occur at a discount to the stated NAV. If the Advisers determine to cause the Company to sell its interest in an underlying investment company or BDC, the Company may be unable to sell such interest quickly, if at all, and could therefore be obligated to continue to hold such interest for an extended period of time, or to accept a lower price for a quick sale. Some funds in which the Company may invest may impose restrictions on when an investor may withdraw its investment or limit the amounts an investor may withdraw. To the extent that the Advisers seek to reduce or sell out of its investment at a time or in an amount that is prohibited, the Company may not have the liquidity necessary to participate in other investment opportunities or may need to sell other investments that it may not have otherwise sold.
The Company’s investment strategy with respect to certain investments may be based upon the premise that loans, debt instruments or participation interests related thereto that are otherwise performing may from time to time be available for purchase by the Company at “discounted” rates or at “undervalued” prices.
The Company’s investment strategy with respect to certain investments may be based upon the premise that loans, debt instruments or participation interests related thereto that are otherwise performing may from time to time be available for purchase by the Company at “discounted” rates or at “undervalued” prices. Purchasing debt instruments and other interests at what may appear to be “undervalued” or “discounted” levels is no guarantee that these investments will generate attractive risk-adjusted returns to the Company or will not be subject to further reductions in value. It may not be possible to predict, or to hedge against, such “spread widening” risk. No assurance can be given that loans or participation interests can be acquired at favorable prices, that such loans or participation interests will not default or that the market for such interests will continue to improve. In addition, there can be no assurance that the market conditions for investing in debt instruments may not deteriorate further, which could have an adverse effect on the performance of the Company’s investments. Additionally, the perceived discount in pricing from previous environments described herein may still not reflect the true value of the assets underlying debt instruments in which the Company invests and therefore further deteriorations in value with respect thereto may occur following the Company’s investment therein. While the Company performs due diligence in connection with each of its investments, there may be an increased risk that the documentation relating to an investment in loans may contain a material misstatement, omission or misrepresentation, which may be relied upon by the Advisers and adversely affect the performance of such investment.
Companies in certain markets are not generally subject to uniform accounting, auditing and financial reporting standards, practices and disclosure requirements comparable to those applicable to U.S. companies.
Companies in certain markets are not generally subject to uniform accounting, auditing and financial reporting standards, practices and disclosure requirements comparable to those applicable to U.S. companies. In particular, the assets and profits appearing on the financial statements of a company in certain markets may not reflect its financial position or results of operations in the way they would have been reflected had such financial statements been prepared in accordance with U.S. GAAP. In addition, for a company that keeps accounting records in currency other than euros, inflation accounting rules in certain markets outside the U.S. require, for both tax and accounting purposes, that certain assets and liabilities be restated on the company’s balance sheet in order to express items in terms of a currency of constant purchasing power. As a result, financial data may be materially affected by restatements for inflation and may not accurately reflect the real condition of real estate, companies and securities markets. Accordingly, the Company’s ability to conduct due diligence in connection with an investment and to monitor the investment may be adversely affected by these factors. In addition, investing in certain non-U.S. markets poses risks relating to (i) currency exchange matters, including fluctuations in the rate of exchange between the U.S. dollar and the various non-U.S. currencies in which the Company’s non-U.S. investments may be denominated, and costs associated with conversion of investment principal and income from one currency into another; (ii) differences between the U.S. and non-U.S. securities markets, including potential price volatility in and relative illiquidity of some non-U.S. securities markets; (iii) potential price volatility in and relative illiquidity of some foreign securities markets; (iv) less government supervision and regulation; (v) governmental decisions to discontinue support of economic reform programs generally and impose centrally planned economies; (vi) less extensive regulation of the securities markets; (vii) certain economic, social and political risks, including potential exchange control regulations and restrictions on foreign investment and repatriation of capital, the risks of political, economic or social instability and the possibility of expropriation or confiscatory taxation; (viii) the possible imposition of foreign taxes on income and gains recognized with respect to securities; (ix) less developed corporate laws regarding fiduciary duties and the protection of investors; (x) longer settlement periods for securities transactions, (xi) less reliable judicial systems to enforce contracts and applicable law; (xii) differences in the legal and regulatory environment or enhanced legal and regulatory compliance; (xiii) political hostility to investments by foreign or private equity investors; and (xiv) less publicly available information.
In addition, in light of the continued and ongoing uncertainty in European debt markets as a result of the sovereign debt crises of some of the members of the E.U. and unique political risks associated therewith, investments may be subject to heightened risks or risks not associated with the foregoing. In addition, issuers located in certain European jurisdictions may be involved in restructurings, bankruptcy proceedings and/or reorganizations that are not subject to laws and regulations that are similar to the U.S. Bankruptcy Code and the rights of creditors afforded in U.S. jurisdictions. To the extent such non-U.S. laws and regulations do not provide the client and/or the Adviser with equivalent rights and privileges necessary to promote and protect the Company’s interest in any such proceeding, the Company’s investments may be adversely affected. While the Advisers intend, where deemed appropriate, to manage the Company in a manner that will minimize exposure to the foregoing risks (although the Advisers do not in the ordinary course expect to hedge currency risks), there can be no assurance that adverse developments with respect to such risks will not adversely affect the assets of the Company that are held in certain countries.
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
In evaluating potential investments, the Advisers consider opportunities and risk related to material sustainability factors. Although the Advisers’ consideration of sustainability factors is intended to aid the Advisers in evaluating the return and risk profile of a given investment and is not expected to by itself determine an investment decision for us, the Advisers’ consideration of sustainability factors could, to the extent material economic risks or opportunities associated with an investment are identified, cause the Advisers to consider taking a different action than may have been taken in the absence of such consideration, which could cause us to perform differently compared to funds or other investors that do not consider such risks and opportunities. Further, although the Advisers view application of their sustainability framework to be an opportunity to potentially enhance or protect the performance of investments over the long-term, the Advisers cannot guarantee that any consideration of sustainability factors or engagement with portfolio companies on sustainability, which depends in part on skill and qualitative judgments, will positively impact the performance of any individual portfolio company or us.
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
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders or investors could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt investments that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.
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
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the issuer’s or borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors, even though we may have structured our investment as senior secured debt. The likelihood of such a re-characterization would depend on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company.

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
Our portfolio may be concentrated in a limited number of industries. Our portfolio will be considered to be concentrated in a particular industry when 25% or greater of its total assets are invested in issuers that are a part of that industry. A downturn in any industry in which we are invested could significantly impact the aggregate returns we realize. We may concentrate our investments in issuers that are part of the software industry, which currently represent approximately 21% of our total investments at fair value. Such concentration may change as a result of additional investments in, or divestment of investments in, the software industry and/or fluctuations in the fair value of our investments in the software industry and other industries.
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
The revenue, income (or losses) and valuations of software and other technology-related companies, including companies focused on the development of artificial intelligence, can and often do fluctuate suddenly and dramatically. While the continued expansion of such companies may present opportunities, it may also lead to inflated or unstainable valuations for certain companies, particularly in the absence of consistent revenue or profitability. If valuations are not supported by long-term fundamentals, a correction in the market could result in substantial losses for our investments in the software industry. This risk is heightened in an environment where market sentiment and investor enthusiasm for artificial intelligence-driven innovation may outpace actual business performance of certain software and other technology-related companies, potentially creating valuation bubbles that could burst with broader economic or market shifts. See “— Technological or other innovations and industry disruptions may negatively impact us and our portfolio companies” and “—We and our portfolio companies may experience risk related to the use of artificial intelligence.”
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
We may be subject to risks associated with our investments in the professional services industry.
Portfolio companies in the professional services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the professional services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the professional services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.

Our investments in the healthcare providers and services industry face considerable uncertainties.
The laws and rules governing the business of healthcare companies and interpretations of those laws and rules are subject to frequent change. Broad latitude is given to the agencies administering those regulations. Existing or future laws and rules or changes in administration of such laws and rules could force our portfolio companies engaged in healthcare to change reserve levels or change how they do business, and could also restrict revenue, increase costs, and impact liquidity.
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

•these companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, trustees and members of the Advisers may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
•these companies may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.
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
We invest primarily in privately-held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. Second, the depth and breadth of experience of management in private companies tends to be less than that at public companies, which makes such companies more likely to depend on the management talents and efforts of a smaller group of persons and/or persons. Therefore, the decisions made by such management teams and/or the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our investments and, in turn, on us. Third, the investments themselves tend to be less liquid. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. As a result, the relative lack of liquidity and the potential diminished capital resources of our target portfolio companies may affect our investment returns. Fourth, limited public information generally exists about private companies. Fifth, these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Advisers to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. The Advisers typically assess an investment in a portfolio company based on the Advisers’ estimate of the portfolio company’s earnings and enterprise value, among other things, and these estimates may be based on limited information and may otherwise be inaccurate, causing the Advisers to make different investment decisions than they may have made with more complete information. These private companies and their financial information are not subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

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
•an election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our gross assets and, as such, increases the Advisers’ future base management fees which, thus, increases the Advisers’ future income incentive fees at a compounding rate;
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
•the required recognition of original issue discount or PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to shareholders in order to maintain our ability to be subject to tax as a RIC; and
•original issue discount may create a risk of non-refundable cash payments to the Advisers based on non-cash accruals that may never be realized.
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
We may from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions if our asset coverage, as defined in the 1940 Act, is at or above 150% immediately after each such loan. The risks in lending portfolio securities, as with other extensions of credit, consist of possible delay in recovery of the securities or possible loss of rights in the collateral should the borrower fail financially. However, such loans will be made only to brokers and other financial institutions that are believed by the Advisers to be of high credit standing. Securities loans are made to broker-dealers pursuant to agreements requiring that loans be continuously secured by collateral consisting of U.S. government securities, cash or cash equivalents (e.g., negotiable certificates of deposit, bankers’ acceptances or letters of credit) maintained on a daily mark-to-market basis in an amount at least equal at all times to the market value of the securities lent. If the Company enters into a securities lending arrangement, the Advisers, as part of their responsibilities under the Advisory Agreements, will invest the Company’s cash collateral in accordance with the Company’s investment objectives and strategies. The Company will pay the borrower of the securities a fee based on the amount of the cash collateral posted in connection with the securities lending program. The borrower will pay to the Company, as the lender, an amount equal to any dividends or interest received on the securities lent.
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
A derivative transaction is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. Changes in the credit quality of the companies that serve as the Company’s counterparties with respect to their derivative transactions will affect the value of those instruments. By entering into derivatives transactions, the Company assumes the risks that theses counterparties could experience financial or other hardships that could call into question their continued ability to perform their obligations. In the case of a default by the counterparty, the Company could become subject to adverse market movements while replacement transactions are executed. The ability of the Company to transact business with any one or number of counterparties, the possible lack of a meaningful and independent evaluation of such counterparties’ financial capabilities, and the absence of a regulated market to facilitate settlement may increase the potential for losses by the Company. Furthermore, concentration of derivatives in any particular counterparty would subject the Company to an additional degree of risk with respect to defaults by such counterparty.
The Advisers evaluate and monitor the creditworthiness of counterparties in order to ensure that such counterparties can perform their obligations under the relevant agreements. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial or other difficulties, the Company may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy or other analogous proceedings. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair market value. If the Company is owed this fair market value upon the termination of the derivative contract and its claim is unsecured, the Company will be treated as a general creditor of such counterparty, and will not have any claim with respect to the underlying assets. The Company may obtain only a limited recovery or may obtain no recovery at all in such circumstances. In addition, regulations that were adopted in 2019 require certain bank-regulated counterparties and certain of their affiliates to include in certain financial contracts, including many derivatives contracts, terms that delay or restrict the rights of counterparties, such as the Company, to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of credit support in the event that such counterparty and/or its affiliates are subject to certain types of resolution or insolvency proceedings.
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
Price movements of forwards, futures, derivative contracts and other financial instruments in which the Company’s assets may be invested can be highly volatile.
Price movements of forwards, futures, derivative contracts and other financial instruments in which the Company’s assets may be invested can be highly volatile and are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies. In addition, governments from time to time intervene in certain markets, directly and by regulation, particularly in currencies, futures and options. Such intervention is often intended to directly influence prices and may, together with other factors, cause some or all of these markets to move rapidly in the same direction. The effect of such intervention is often heightened by a group of governments acting in concert.

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
Technological or other innovations and industry disruptions may negatively impact us and our portfolio companies.
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
We and our portfolio companies may experience risk related to the use of artificial intelligence.
Technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence (“AI Technology” and, collectively, “AI Technologies”) and their current and potential future applications, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. The full extent of current or future risks related thereto is not possible to predict and we and our portfolio companies may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. Any of these technological innovations could result in harm to us, Blackstone, the Advisers or our portfolio companies; reduce demand for their products, services, software or technology offerings; significantly disrupt the markets in which they operate; and subject them to increased competition, including industry pricing or other competitive dynamics. These effects could materially and adversely affect their business, financial condition and results of operations, impact their valuations and ultimately have an adverse impact on us. Advancements in computing and AI Technologies, including efficiency improvements, without related increases in the adoption and development of such technologies, could also negatively impact demand for, and the valuation of, digital infrastructure assets of Blackstone, our affiliates, and our portfolio companies.
We, Blackstone, the Advisers and our portfolio companies avail ourselves/themselves of the benefits, insights and efficiencies that are available through the use of AI Technologies. While we, Blackstone, the Advisers, our affiliates and our portfolio companies have begun to deploy AI Technologies in a variety of ways, including in the evaluation and management of investments, legal and marketing compliance, customer engagement, content creation and rules-based operations (e.g., legal, accounting, and transaction processing), the long-term effectiveness and scalability of AI Technologies remain uncertain. In addition, the use of AI Technologies presents a number of risks that cannot be fully mitigated. For example, AI Technologies are highly reliant on the collection and analysis of large amounts of data and complex algorithms, but it is not possible or practicable to incorporate all relevant data into models that AI Technologies utilize to operate. Moreover, with the use of AI Technologies, there often exists a lack of transparency of how inputs are converted to outputs, and neither we, Blackstone, the Advisers nor our portfolio companies can fully validate this process and its accuracy. The accuracy of such inputs and the resulting impact on the results of AI Technologies cannot be verified and could result in a diminished quality of work product that includes or is derived from inaccurate or erroneous information. Further, inherent bias in the construction of AI Technologies can lead to a wide array of risks including but not limited to accuracy, efficacy and reputational harm. Therefore, it is expected that data in such models will contain a degree of inaccuracy and error, and potentially materially so, and that such data as well as algorithms in use could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI Technologies and could adversely impact us, Blackstone, the Advisers or our portfolio companies to the extent we/they rely on the work product of such AI Technologies. The volume and reliance on data and algorithms also make AI Technologies, and in turn us, Blackstone, the Advisers and our portfolio companies, more susceptible to cybersecurity threats, including the compromise of underlying models, training data, or other intellectual property. We, Blackstone, the Advisers and our portfolio companies could be exposed to risks to the extent third‐party service providers, or any counterparties use AI Technologies in their business activities. At the same time, to the extent utilized by Blackstone or the Advisers, any interruption of access to or use of AI Technologies could impede the ability of us, Blackstone, the Advisers or our portfolio companies to generate information and analysis that could be beneficial to us/them and our/their business, financial condition and results of operations. AI Technologies will likely also be competitive with certain business activities or increase the obsolescence of certain organizations’ products or services, particularly as AI Technologies improve. This could also have an adverse impact on us, Blackstone, the Advisers or our portfolio companies.
AI Technologies can also be misused or misappropriated by third parties and/or employees of Blackstone, the Advisers or our portfolio companies. For example, there is a risk that a user will input confidential information, including material non-public information, or personal identifiable information, into AI Technologies applications, resulting in such information becoming part of a dataset that is accessible by other third-party AI Technologies applications and users including competitors of us, Blackstone, the Advisers or our portfolio companies. Moreover, we, Blackstone, the Advisers and our portfolio companies will not necessarily be in a position to control the manner in which third-party AI Technologies are developed or maintained or the manner in which third parties use AI Technologies to provide services, even where they have sought contractual protections. The use of AI Technologies, including potential inadvertent disclosure of confidential information or personal identifiable information, could also lead to legal and regulatory investigations and enforcement actions. Relatedly, we, Blackstone, the Advisers and our portfolio companies could be exposed to risks to the extent third-party service providers or any counterparties use AI Technologies in their business activities.
Blackstone expects to be involved in the collection of data and/or development of proprietary AI Technologies for Blackstone, the Advisers, the Company, Other Clients and/or their portfolio companies. To this end, we can be expected to pay and bear certain expenses and fees associated with developing and maintaining such technology, including the costs of any professional service providers, subscriptions and related software and hardware, server infrastructure and hosting, and internal Blackstone expenses, fees, charges and/or related costs incurred, charged or specifically attributed or allocated (based on methodologies determined by Blackstone) to us, Blackstone, the Advisers or our portfolio companies or their affiliates in connection with such AI Technologies, and none of the fees, costs or expenses described above will reduce or offset the management fees.
Regulations related to AI Technologies could also impose certain obligations and costs related to monitoring and compliance. Regulators are increasing scrutiny of, and enacting or considering enacting regulations regarding, the use of AI Technologies, including the use of “big data,” diligence of data sets and oversight of data vendors. The use of AI Technologies by us, Blackstone, the Advisers or our portfolio companies may require compliance with legal and regulatory frameworks that are not fully developed or tested, and we, Blackstone, the Advisers or our portfolio companies may face litigation and regulatory actions related to the use or the engagement of vendors that use AI Technologies. In April 2023, the Federal Trade Commission, U.S. Department of Justice, Consumer Financial Protection Bureau, and U.S. Equal Employment Opportunity Commission released a joint statement on artificial intelligence demonstrating interest in monitoring the development and use of automated systems and enforcement of their respective laws and regulations. In October 2023, an executive order established new standards for AI safety and security. In addition to the U.S. regulatory framework, the EU adopted the Artificial Intelligence Act in 2024, which applies to certain AI Technologies and the data used to train, test and deploy them, which may create additional compliance burdens, higher administrative costs and significant penalties should we, Blackstone, the Advisers and our portfolio companies fail to comply or be perceived to fail to comply.
AI Technologies and their current and potential future applications including in the private investment and financial sectors, as well as the legal and regulatory frameworks within which they operate, continue to rapidly evolve, and it is not possible to predict the full extent of current or future risks related thereto.
We may make investments related to data centers, which exposes us to related risks.
We may make investments in the data center industry, which exposes us to risks inherent in that sector. These risks include shifts in demand or consumer preferences, a decline in the broader technology industry—such as reduced use of mobile or web-based commerce, business layoffs or downsizing or business relocations—increased costs of complying with existing or new government regulations and other industry-specific factors. Additionally, a downturn in the data center market, such as oversupply or reduced demand for space, increased competition, the rapid development of new technologies or adoption of new industry standards or market devaluations, could render our portfolio companies’ current products, services or facilities obsolete or unmarketable, impair their ability to refinance existing private credit loans and restrict merger and acquisition activity in the data center industry. Any of these or other adverse conditions could negatively impact cash flows from our portfolio companies in the data center industry, which in turn could have a material adverse effect on us.

We may invest through various joint ventures.
From time to time, we may hold a portion of our investments through partnerships, joint ventures, securitization vehicles or other entities with third-party investors (collectively, “joint ventures”). Joint venture investments involve various risks, including risks similar to those associated with a direct investment in a portfolio company, the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners, the risk that a joint venture partner may become bankrupt or may at any time have economic or business interests or goals that are inconsistent with those of the Company, the risk that a joint venture partner may be in a position to take action contrary to the Company’s objectives, the risk of liability based upon the actions of a joint venture partner and the risk of disputes or litigation with such partner and the inability to enforce fully all rights (or the incurrence of additional risk in connection with enforcement of rights) one partner may have against the other, including in connection with foreclosure on partner loans, because of risks arising under state law. Our ability to exercise control or significant influence over management in these cooperative efforts will depend upon the nature of the joint venture arrangement, and certain joint venture arrangements may pose risks of impasse if no single party controls the joint venture, including the risk that we will not be able to implement investment decisions or exit strategies because of limitations on our control under applicable agreements with joint venture partners. In addition, we may, in certain cases, be liable for actions of our joint venture partners. The joint ventures in which we participate may sometimes be allocated investment opportunities that might have otherwise gone entirely to the Company, which may reduce our return on equity. Additionally, our joint venture investments may be held on an unconsolidated basis and at times may be highly leveraged. Such leverage would not count toward the investment limits imposed on us by the 1940 Act. If an investment in an unconsolidated joint venture were to be consolidated for any reason, the leverage of such joint venture could impact our ability to maintain the minimum coverage ratio of total assets to total borrowings and other senior securities required under the 1940 Act, which have an effect on our operations and investment activities. See “— When we use leverage, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Leverage may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders, and result in losses.”
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
The Advisers may employ investment techniques or invest in instruments that they believe will help achieve our investment objectives, whether or not such investment techniques or instruments are specifically defined herein, so long as such investments are consistent with our investment strategies and objectives and subject to applicable law. Such investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to us. In addition, any such investment technique or instrument may be more speculative than other investment techniques or instruments specifically described herein and may involve material and unanticipated risks. There can be no assurance that the Advisers will be successful in implementing any such investment technique. Furthermore, the diversification and type of investments may differ substantially from our prior investments.
C.Risks Related to the Advisers and Their Affiliates
The Advisers and their affiliates, including our officers and some of our trustees, face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in actions that are not in the best interests of our shareholders.
The Adviser and its affiliates receive substantial fees from us, and the Sub-Adviser receives a sub-advisory fee that will be paid by the Adviser out of its own advisory fees, in return for their services, and these fees could influence the advice provided to us. We pay to the Adviser an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the average value of our gross assets at the end of the two most recently completed calendar quarters. Because the incentive fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Adviser to use leverage to increase the return on our investments. In addition, because the base management fee is based on the average value of our gross assets at the end of the two most recently completed calendar quarters, which includes any borrowings for investment purposes, the Adviser may be incentivized to recommend the use of leverage or the issuance of additional equity to make additional investments and increase the average value of our gross assets at the end of the two most recently completed calendar quarters. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor our shareholders. Our compensation arrangements could therefore result in our making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns. See “— Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us.”
We may be obligated to pay the Adviser, and the Adviser may be obligated to pay the Sub-Adviser, incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.
Our Investment Advisory Agreement entitles the Adviser, and the Sub-Advisory Agreement entitles the Sub-Adviser to receive Pre-Incentive Fee Net Investment Income Returns regardless of any capital losses. In such case, we may be required to pay the Adviser, and the Adviser may be obligated to pay the Sub-Adviser, incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.
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
There may be conflicts of interest related to obligations that the Advisers’ senior management and investment team have to Other Clients.
The members of the senior management and investment team of the Advisers serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by the same personnel. In serving in these multiple capacities, they may have obligations to Other Clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. In particular, we will rely on the Advisers to manage our day-to-day activities and to implement our investment strategy. The Advisers and certain of their affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to us. As a result of these activities, the Advisers, their officers and employees and certain of their affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of their affiliated equipment funds. The Advisers and their officers and employees will devote only as much of their time to our business as the Advisers and their officers and employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
We rely, in part, on the Advisers to assist with identifying investment opportunities and making investment recommendations. The Advisers and their affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Advisers, their affiliates and their respective officers and employees will not be devoted exclusively to our business, but will be allocated between us and such other business activities of the Advisers and their affiliates in a manner that the Advisers deem necessary and appropriate consistent with their fiduciary duties and the 1940 Act. See “— Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us.”
The time and resources that individuals employed by the Advisers devote to us may be diverted and we may face additional competition due to the fact that individuals employed by the Advisers are not prohibited from raising money for or managing other entities that make the same types of investments that we target.
The Advisers and individuals employed by the Advisers are generally not prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may participate in certain transactions originated by Blackstone, the Advisers or their affiliates under our exemptive relief from the SEC that allows us to engage in co-investment transactions with Blackstone, the Advisers and their respective affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require Blackstone, the Advisers and certain of their affiliates to adopt policies designed to ensure that we receive a fair and equitable opportunity to participate in potential co-investment opportunities, the Advisers may determine that we will not participate in certain transactions that they, Blackstone or their affiliates originate, or we may not be offered the opportunity to participate at all if the opportunity is outside of our then-current core investment objectives and strategies (the “Core Mandate”). Affiliates of the Advisers, whose primary business includes the origination of investments or investing in non-originated assets, engage in investment advisory business with accounts that compete with us. See “— Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us.”

Our Common Shares may be purchased by the Advisers or their affiliates.
Affiliates of the Advisers have purchased and in the future expect to purchase our Common Shares. The Advisers and their affiliates will not acquire any shares with the intention to resell or re-distribute such shares. The purchase of shares by the Advisers and their affiliates could create certain risks, including, but not limited to, the following:
•the Advisers and their affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our Common Shares;
•substantial purchases of our Common Shares by the Advisers and their affiliates may limit the Advisers’ ability to fulfill any financial obligations that they may have to us or incurred on our behalf; and
•potential conflicts of interest, including related to the exercise of voting, consent or similar rights under our Common Shares.
The Advisers rely on key personnel, the loss of any of whom could impair its ability to successfully manage us.
Our future success depends, to a significant extent, on the continued services of the officers and employees of the Advisers or their affiliates. The loss of services of one or more members of the Advisers’ management team, including members of the Investment Committee, could adversely affect our financial condition, business and results of operations. The Advisers do not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or the Advisers. Further, we do not intend to separately maintain key person life insurance on any of these individuals.
We depend on the Advisers to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Advisers could have a material adverse effect on our business and ability to achieve our investment objectives.
Our success is dependent upon our relationship with, and the performance of, the Advisers in the acquisition and management of our portfolio investments, and our corporate operations, as well as the persons and firms the Advisers retain to provide services on our behalf. The Advisers may suffer or become distracted by adverse financial or operational problems in connection with Blackstone’s business and activities unrelated to us and over which we have no control. Should the Advisers fail to allocate sufficient resources to perform their responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our shareholders.
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
As a consequence of Blackstone’s status as a public company, our officers and trustees, and the employees of the Advisers may take into account certain considerations and other factors in connection with the management of the business and affairs of us and our affiliates that would not necessarily be taken into account if Blackstone were not a public company.

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

Under the 1940 Act, we generally are prohibited from issuing or selling our Common Shares at a price per share, after deducting selling commissions and dealer manager fees, that is below our NAV per share, which may be a disadvantage as compared with other public companies. We may, however, sell our Common Shares, or warrants, options or rights to acquire our Common Shares, at a price below the current NAV of our Common Shares if our Board, including our Independent Trustees, determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, as well as those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities.
Our ability to enter into transactions with our affiliates is restricted.
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates (including portfolio companies of Other Clients) without the prior approval of a majority of the independent members of our Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board. However, we may under certain circumstances purchase any such affiliate's loans or securities in the secondary market, which could create a conflict for the Advisers between our interests and the interests of such affiliate, in that the ability of the Advisers to recommend actions in our best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions (including certain co-investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, trustees, investment advisers, sub-advisers or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by the Advisers, or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We have obtained exemptive relief from the SEC that allows us to engage in co-investment transactions with Blackstone, the Advisers and their respective affiliates, subject to certain terms and conditions. However, while the terms of the exemptive relief require Blackstone, the Advisers and certain of their affiliates to adopt policies designed to ensure that we receive a fair and equitable opportunity to participate in potential co-investment opportunities, the Advisers may determine that we will not participate in certain transactions that they, Blackstone or their affiliates originate, or we may not be offered the opportunity to participate at all if the opportunity is outside of our Core Mandate.
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
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. When we use leverage to partially finance our investments through borrowing from banks and other lenders, shareholders will experience increased risks of investing in our Common Shares. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not used leverage. Such a decline could negatively affect our ability to make distributions to our shareholders. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser. The Company’s leverage strategy may not work as planned or achieve its goal.
We use and intend to continue to use leverage to finance our investments. The amount of leverage that we employ will depend on the Advisers’ and our Board’s assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.
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

Terms relating to redemption may materially adversely affect our noteholders’ return on any debt securities that we may issue.
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
The following table illustrates the effect of leverage on returns from an investment in our Common Shares assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding Return to Common Shareholder (1)	-30.09%	-18.36%	-6.62%	5.11%	16.85%
(1)Based on (i) $14.7 billion in total assets as of December 31, 2025, (ii)$8.1 billion in outstanding indebtedness, at par, as of December 31, 2025, (iii) $6.2 billion in net assets as of December 31, 2025 and (iv) the weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting) of 5.1% as of December 31, 2025.
Based on an outstanding indebtedness, at par, of $8.1 billion as of December 31, 2025 and the weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting), of 5.1% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 2.82% to cover annual interest payments on the outstanding debt. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for more information regarding our borrowings.
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
The manager for a CLO that we create may be the Company, the Advisers or an affiliate, and such manager may be entitled to receive compensation for structuring and/or management services. To the extent the Advisers or an affiliate other than the Company serves as manager and the Company is obligated to compensate the Advisers or the affiliate for such services, we, the Advisers or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our shareholders, pay no additional management fees to the Advisers or the affiliate in connection therewith. To the extent we serve as manager, we will waive any right to receive fees for such services from the Company (and indirectly its shareholders) or any affiliate.
F.Federal Income Tax Risks
We will be subject to corporate-level income tax if we are unable to maintain RIC tax treatment under Subchapter M of the Code or to satisfy RIC distribution requirements.
To qualify for and maintain RIC tax treatment under Subchapter M of the Code, we must, among other things, meet annual distribution, income source and quarterly asset diversification requirements. If we do not qualify for or maintain our RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

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
At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our shareholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our Common Shares or the value or the resale potential of our investments.

G.Risks Related to an Investment in the Common Shares
We cannot assure you that the market price of Common Shares will not decline below our NAV. The market price of Common Shares may be volatile and may fluctuate substantially.
We currently list our Common Shares on the NYSE under the symbol “BXSL.” We cannot assure you that the trading market can be sustained. In addition, we cannot predict the prices at which our Common Shares will trade. Shares of closed-end management investment companies, including BDCs, frequently trade at a discount from their NAV and our Common Shares may also be discounted in the market. This characteristic of closed-end management investment companies is separate and distinct from the risk that our NAV per share may decline. We cannot predict whether our Common Shares will trade at, above or below NAV. The risk of loss associated with this characteristic of closed-end management investment companies may be greater for investors expecting to sell Common Shares purchased in an offering soon after such offering. In addition, if our Common Shares trades below its NAV, we will generally not be able to sell additional Common Shares to the public at its market price without first obtaining the approval of a majority of our shareholders (including a majority of our unaffiliated shareholders) and our independent directors for such issuance.
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
Furthermore, the tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a taxable year may not finally be determined until after the end of that taxable year. We may make distributions during a taxable year that exceed our investment company taxable income and net capital gains for that taxable year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a shareholder’s tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from the proceeds of the sale of our Common Shares or from borrowings or sources other than net investment income in anticipation of future cash flow, which could constitute a return of shareholders’ capital and will lower such shareholders’ tax basis in our Common Shares, which may result in increased tax liability to shareholders when they sell such shares.
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

Shareholders may experience dilution in the NAV of their shares if they do not participate in our dividend reinvestment plan and if our Common Shares are trading at a discount to NAV.
All distributions declared in cash payable to shareholders that are participants in our dividend reinvestment plan will generally be automatically reinvested in Common Shares if the investor opts in to the plan. As a result, shareholders that do not elect to participate in our dividend reinvestment plan may experience accretion to the NAV of their shares if our Common Shares are trading at a premium to NAV and dilution if our Common Shares are trading at a discount to NAV. The level of accretion or discount would depend on various factors, including the proportion of our shareholders who participate in the plan, the level of premium or discount at which our Common Shares are trading and the amount of the distribution payable to shareholders.
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
Investing in our Common Shares involves a high degree of risk.
The investments we make in accordance with our investment objectives may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our Common Shares may not be suitable for someone with lower risk tolerance.
The NAV of our Common Shares may fluctuate significantly.
The NAV and liquidity, if any, of the market for our Common Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
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
•departure of either of the Advisers or certain of their respective key personnel;
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
H.Risks Related to Potential Conflicts of Interest
Various potential and actual conflicts of interest will arise, and there are conflicts that may not be identified or resolved in a manner favorable to us.
The Advisers, Blackstone Credit & Insurance, Blackstone and their respective affiliates will be subject to certain conflicts of interest with respect to the services the Advisers and the Administrators provide to us. These conflicts will arise primarily from the involvement of Blackstone Credit & Insurance, Blackstone and their respective affiliates (the “Firm”), in other activities that may conflict with our activities. Additionally, the Company may invest in affiliated registered investment companies or business development companies, which could subject it to conflicts of interest related to such registered investment companies or business development companies, which may differ from the conflicts presented herein. You should be aware that individual conflicts will not necessarily be resolved in favor of your interest. The following list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in the Company.
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
“Other Clients” means, collectively, Other Blackstone Credit & Insurance Clients and Blackstone Clients.
Performance Based Compensation and Management Fees. The incentive fees payable to Blackstone Credit & Insurance may create a greater incentive for Blackstone Credit & Insurance to operate the Company in a riskier, more speculative or other manner that is less favorable to the shareholders, or time the purchase or sale of investments in a manner motivated by the personal interests of Blackstone Credit & Insurance and/or Blackstone personnel. However, the fact that the hurdle rate for the incentive fee based on income is calculated on an aggregate basis each quarter and that realized and unrealized losses are netted against realized gains for the incentive fee based on capital gains should reduce the incentives for the Advisers to make more speculative investments or otherwise time the purchase or sale of investments. Our Board will seek to monitor these conflicts but there can be no assurances that such monitoring will fully mitigate any such conflicts.

In addition, the manner in which the Advisers’ entitlement to incentive fees is determined may result in a conflict between their interests and the interests of shareholders with respect to the sequence and timing of disposals of investments, as the Advisers may want to dispose of lower yielding investments in favor of higher yielding ones. With respect to the Advisers’ entitlement to incentive fees on capital gains, the Advisers may be incentivized to realize capital gains prior to a year end if such gains, net of realized and unrealized losses, would result in an incentive fee on capital gains.
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
In addition, to the extent that the Firm is in possession of material non-public information or is otherwise restricted from trading in certain securities, the Company and the Advisers could also be deemed to be in possession of such information or otherwise restricted. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Other Client has or has considered making an investment or which is otherwise a client of the Firm will have the potential to restrict or otherwise limit the ability of the Company and/or its portfolio companies and their affiliates to make investments in or otherwise engage in businesses or activities competitive with such companies. The Firm could enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for the Company, could require the Company to share such opportunities or otherwise limit the amount of an opportunity the Company can otherwise take.
Allocation of Personnel. The Advisers and their members, officers and employees will devote as much of their time and attention to the activities of the Company as they deem necessary to conduct its business affairs in an appropriate manner. By the terms of the Advisory Agreements, the Firm is not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities have the potential to be in competition with the Company and/or to involve substantial time and resources of the Advisers. Firm personnel, including members of the Investment Committee, will work on other projects, serve on other committees (including boards of directors) and source potential investments for and otherwise assist the investment programs of Other Clients and their portfolio companies, including other investment programs to be developed in the future. Certain members of Blackstone Credit & Insurance’s investment team are also members of Other Clients’ investment teams and will continue to serve in those roles (which could be their primary responsibility) and as a result, not all of their business time will be devoted to Blackstone or the Company. Certain non-investment professionals are not dedicated solely to the Company and are permitted to perform work for Other Clients which is expected to detract from the time such persons devote to the Company. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Advisers and their officers and employees will not be devoted exclusively to the business of the Company, but will be allocated between the business of the Company and the management of the monies of such other advisees of the Advisers. Time spent on these other initiatives diverts attention from the activities of the Company, which could negatively impact the Company and shareholders. Furthermore, Blackstone Credit & Insurance and Blackstone Credit & Insurance personnel derive financial benefit from these other activities, including fees and performance-based compensation. Firm personnel outside of Blackstone Credit & Insurance can share in the fees and performance-based compensation from the Company; similarly, Blackstone Credit & Insurance personnel can share in the fees and performance-based compensation generated by Other Clients. These and other factors create conflicts of interest in the allocation of time by Firm personnel. Blackstone Credit & Insurance’s determination of the amount of time necessary to conduct the Company’s activities will be conclusive, and shareholders rely on Blackstone Credit & Insurance’s judgment in this regard.
In addition, professionals of the Advisers are expected to participate in a Blackstone-sponsored program whereby any professional of the Advisers may receive carried interest or other compensation from another business unit of Blackstone in connection with such professional’s successful referral of a transaction to such other business unit of Blackstone or by virtue of other arrangements with Blackstone. Such compensation may include carried interest generated by a fund managed by such other business unit of Blackstone (or potentially even in a third-party fund manager). While not expected to be material, the amount of any carried interest or other compensation received in connection with any such program could ultimately be material and could involve a variety of conflicts of interest relating to such professional’s responsibilities with respect to the Company, the incentive they would have to refer transactions to other Blackstone business units, and the financial interests they could have in Other Clients (including those that could invest in the same portfolio companies as the Company or could transact with the Company, for example in cross transactions) as a result of their participation in the aforementioned program.
Outside Activities of Principals and Other Personnel and their Related Parties. Certain of the principals and employees of the Advisers will, in certain circumstances, be subject to a variety of conflicts of interest relating to their responsibilities to the Company, Other Clients and their respective portfolio companies, and their outside personal or business activities, including as members of investment or advisory committees or boards of directors of or advisors to investment funds, corporations, foundations or other organizations. Such positions create a conflict if such other entities have interests that are adverse to those of the Company, including if such other entities compete with the Company for investment opportunities or other resources. The other managed accounts and/or investment funds in which such individuals may become involved may have investment objectives that overlap with the Company. Furthermore, certain principals and employees of the Advisers are likely to have a greater financial interest in the performance of such Other Clients or accounts than the performance of the Company. Such involvement is expected to create conflicts of interest in making investments on behalf of the Company and such Other Clients and accounts. Although such principals and employees will seek to limit any such conflicts in a manner that is in accordance with their fiduciary duties to the Company, there can be no assurance they will be resolved favorably for the Company. Also, Blackstone personnel, Firm employees, including employees of the Advisers, are generally permitted to invest in alternative investment funds, private equity funds, credit funds, real estate funds, hedge funds and other investment vehicles, as well as engage in other personal trading activities relating to companies, assets, securities or instruments (subject to the Firm’s Code of Ethics requirements), some of which will involve conflicts of interests. Such personal securities transactions will, in certain circumstances, relate to securities or instruments which can be expected to also be held or acquired by Other Clients, the Company, or otherwise relate to portfolio companies in which the Company has or acquires a different principal investment (including, for example, with respect to seniority), which is expected to give rise to conflicts of interest related to misaligned interests between the Company and such persons. There could be situations in which such alternative investment funds invest in the same portfolio companies as the Company and there could be situations in which such alternative investment funds purchase securities from, or sell securities to, the Company if permitted under the 1940 Act and other applicable law. There can be no assurance that conflicts of interest arising out of such activities will be resolved in favor of the Company. Shareholders will not receive any benefit from any such investments, and the financial incentives of Firm personnel in such other investments could be greater than their financial incentives in relation to the Company and are not expected to receive notice should the Company make investments in which such persons hold direct or indirect interests. Although Blackstone Credit & Insurance will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for the Company.
Additionally, certain employees and other professionals of the Firm have family members or relatives employed by such advisers and service providers (or their affiliates) or otherwise actively involved in (or have business, financial, or other relationships with) industries and sectors in which the Company invests, and/or have business, financial, personal or other relationships with companies in such industries and sectors (including the advisors and service providers described above) or other industries, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be employees, officers, directors, personnel or owners of companies or assets that are actual or potential investments of the Company or other counterparties of the Company and its portfolio companies and/or assets. Moreover, in certain instances, the Company or its portfolio companies can be expected to issue loans to or acquire securities from, or otherwise transact with, companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. These relationships have the potential to influence Blackstone, the Advisers and/or Blackstone Credit &

Insurance in deciding whether to select, recommend or create such service providers to perform services for the Company or portfolio companies (the cost of which will generally be borne directly or indirectly by the Company or such portfolio companies, as applicable). Notwithstanding the foregoing, investment transactions relating to the Company that require the use of a service provider will generally be allocated to service providers on the basis of best execution, the evaluation of which, in the case of broker-dealers, includes, among other considerations, such service provider’s provision of certain investment-related services and research that the Advisers believe to be of benefit to the Company. To the extent that the Firm determines appropriate, conflict mitigation strategies can be expected to be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Firm. The shareholders rely on the Firm to manage these conflicts in its sole discretion.
Secondments and Internships. Certain personnel of Blackstone and its affiliates, including consultants, will, in certain circumstances, be seconded to, serve internships at, receive trainings from or otherwise provide consulting services to one or more portfolio companies, vendors and service providers and vendors or shareholders or other investors of the Company and Other Clients to provide finance, accounting, operational support, legal, data services and other similar services, including the sourcing of investments for the Company or other parties. The salaries, benefits, overhead and other similar expenses for such personnel or otherwise related to such arrangements (including fees for acquisition and/or transaction services to brokers, consultants (including sustainability consultants) or other finders) are expected to be borne by Blackstone and its affiliates or such portfolio companies, vendors and service providers or the Company and Other Clients, or in certain circumstances, both (in each case depending upon the facts and the circumstances associated with such arrangements). In addition, personnel of portfolio companies, vendors, service providers (including law firms and accounting firms) and shareholders or other investors of the Company and Other Clients will, in certain circumstances, be seconded to, serve internships at, receive trainings from or otherwise provide consulting services to or be temporarily hired by, Blackstone, Other Clients and portfolio companies of the Company and Other Clients. While often the Company, Other Clients and their respective portfolio companies are the beneficiaries of these types of arrangements, Blackstone Credit & Insurance or Blackstone are expected to be beneficiaries of these arrangements as well, including in circumstances where the vendor, personnel or service provider or otherwise also provides services to the Company, Other Clients, their respective portfolio companies or Blackstone in the ordinary course. Knowledge and skills gained by personnel during secondment and internship arrangements, including where the costs of such arrangements are born by the Company and/or its portfolio companies, are expected to benefit the Company, Other Clients, their portfolio companies, Blackstone and/or Blackstone Credit & Insurance upon the secondee’s or intern’s return to their employer. Blackstone, the Company, Other Clients or their portfolio companies can be expected to pay compensation or cover fees or expenses associated with such secondees and interns. If Blackstone or Blackstone Credit & Insurance pays compensation or covers expenses associated with such secondees or interns, they can, in certain circumstances, be expected to seek reimbursement from the Company or its portfolio companies for such amounts. If a portfolio company pays fees or expenses associated with such secondees or interns (including by means of reimbursing Blackstone or Blackstone Credit & Insurance for such fees or expenses), those fees and/or expenses will be borne indirectly by the Company. To the extent such fees, compensation or other expenses are borne by the Company, including indirectly through its portfolio companies or reimbursement of Blackstone for such costs, the management fee will not be reduced as a result of these arrangements or any fees, expense reimbursements or other costs related thereto. The personnel described above may provide services in respect of multiple matters, including in respect of matters related to Blackstone, the Company, Other Clients, portfolio companies, each of their respective affiliates and related parties, and any costs of such personnel can be expected to be allocated accordingly, Blackstone will endeavor in good faith to allocate the costs of these arrangements, if any, to Blackstone, the Company, Other Clients, portfolio companies and other parties based on time spent by the personnel or another methodology Blackstone deems appropriate in a particular circumstance. In such circumstances, a conflict of interest exists because the Advisers and Blackstone Credit & Insurance or their affiliates have an incentive to select one service provider over another on the basis that the Advisers and Blackstone Credit & Insurance or their affiliates could receive the benefit of seconded employees from such service provider, particularly where the compensation and expenses for such personnel during the secondment is borne by the service provider and not the Advisers and Blackstone Credit & Insurance or their affiliates.
Other Benefits. Blackstone Credit & Insurance and its personnel and related parties will receive intangible and other benefits, discounts and perquisites arising or resulting from their activities on behalf of the Company, the value of which will not reduce the management fees or incentive fees or otherwise be shared with the Company or its portfolio companies. For example, airline travel or hotel stays incurred as Fund expenses, as set forth in the Advisory Agreements and Administration Agreements (“Fund Expenses”), often typically result in “miles” or “points” or credit in loyalty or status programs, and certain purchases made by credit card will result in “credit card points,” “cash back” or rebates in addition to such loyalty or status program miles or points. Such benefits and/or amounts will, whether or not de minimis or difficult to value, inure exclusively to the benefit of Blackstone Credit & Insurance, its affiliates or their personnel (and not the Company and/or portfolio companies) even though the cost of the underlying service is borne by the Company as Fund Expenses and/or by its portfolio companies.

(See also “—Service Providers, Vendors and Other Counterparties Generally” and “—Portfolio Company Relationships Generally” herein). Similarly, Blackstone Credit & Insurance, its affiliates and their personnel and related parties, and third parties designated by the foregoing, in certain circumstances, also receive discounts on products and services provided by portfolio companies and customers or suppliers of such portfolio companies. Such other benefits or fees have the potential to give rise to conflicts of interest in connection with the Company’s investment activities, as they could incentivize the Advisers and Blackstone Credit & Insurance and its personnel to conduct certain activities in order to obtain such benefits, though such benefits do not correspondingly benefit the Company. While the Advisers and Blackstone Credit & Insurance will seek to resolve any such conflicts in a fair and equitable manner, there is no assurance that any such conflicts will be resolved in favor of the Company. See also “—Service Providers, Vendors and Other Counterparties Generally” and “—Portfolio Company Relationships Generally” below.
Senior Advisors, Industry Experts and Operating Partners. Blackstone Credit & Insurance is expected to engage and retain strategic advisors, operating advisors, consultants, senior advisors, executive advisors, industry experts, investment banks, financial intermediaries, service providers, operating partners, deal sourcers and other similar professionals and market participants (any of whom might be current and former executives or other personnel of Blackstone and/or Blackstone Credit & Insurance, as well as current and former executives or other personnel of Blackstone’s and/or Blackstone Credit & Insurance’s portfolio companies) (“Senior and Other Advisors”) who are not employees or affiliates of Blackstone Credit & Insurance and who will, from time to time, receive payments from, or allocations of a profits interest with respect to, portfolio companies (as well as from Blackstone Credit & Insurance or the Company). In particular, in some cases, consultants, including those with a “Senior Advisor” title, have been and will be engaged with the responsibility to source, diligence and recommend transactions to Blackstone Credit & Insurance or to undertake a build-up strategy to originate, acquire and develop assets and businesses in a particular sector or involving a particular strategy, including as an investment in a “platform company,” potentially on a full-time and/or exclusive basis and notwithstanding any overlap with the responsibilities of the Advisers under the Advisory Agreements, the compensation to such consultants is expected to be borne fully by the Company and/or portfolio companies (with no reduction or offset to management fee payable by the Company) and not Blackstone Credit & Insurance. Similarly, the Company, Other Clients and their portfolio companies are expected to retain and pay compensation to Senior and Other Advisors to provide services.
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
To the extent permitted by applicable law and/or any applicable SEC-granted exemptive order or no-action relief, these Senior and Other Advisors often have the right or could be offered the ability to (i) co-invest alongside the Company, including in the specific investments in which they are involved (and for which they can be entitled to receive performance-related incentive fees, which will reduce the Company’s returns), (ii) otherwise participate in equity plans for management of any such portfolio company, or (iii) invest directly in the Company or in a vehicle controlled by the Company subject to reduced or waived advisory fees and/or incentive fees, including after the termination of their engagement by or other status with the Firm. Such co-investment and/or participation (which generally will result in the Company being allocated a smaller share of the applicable investment) will not be considered as part of the Firm’s side-by-side co-investment rights. Such co-investment and/or participation could vary by transaction (and such participation can, depending on its structure, reduce the Company’s returns).
Additionally, and notwithstanding the foregoing, these Senior and Other Advisors, as well as Other Clients could be (or could have the preferred right to be) investors in Blackstone Credit & Insurance’s portfolio companies (which, in some cases, can involve agreements to pay performance fees, or allocate profits interests, to such persons in connection with the Company’s investment therein, which will reduce the Company’s returns) and/or Other Clients. Such Senior and Other Advisors, as well as Other Clients, could also, subject to applicable law, have rights to co-invest with the Company on a side-by-side basis, which rights are generally offered on a no-fee/no-carried interest basis and generally result in the Company being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side participation. Senior and Other Advisors’ benefits described in this paragraph will, in certain circumstances, continue after termination of status as a Senior and Other Advisors. In certain cases, these Senior and Other Advisors will receive intangible and other benefits resulting from their activities on behalf of the Company – for example in the same way that executives from portfolio companies of Other Clients may provide insight and/or deal origination for the benefit of the Company, the work performed by executives of the Company’s portfolio companies may benefit Senior and Other Advisors and/or Other Clients. Senior and Other Advisors may attend events and/or meetings sponsored by the Company’s portfolio companies and/or Other Clients or other members of the Blackstone network, and similarly, members of the Blackstone network may attend meetings of the Company and may be involved in fundraising activities on behalf of Blackstone.
The time, dedication and scope of work of, and the nature of the relationship with, each of the Senior and Other Advisors vary considerably. In certain cases, they could advise the Advisers and/or Blackstone Credit & Insurance on transactions, provide the Advisers and/or Blackstone with industry-specific insights and feedback on investment themes, assist in transaction due diligence, or make introductions to and provide reference checks on management teams. In other cases, they take on more extensive roles (and could be exclusive service providers to Blackstone Credit & Insurance) and serve as executives or directors on the boards of portfolio companies or contribute to the identification and origination of new investment opportunities. The Company expects to rely on these Senior and Other Advisors to recommend Blackstone as a preferred investment partner, identify investments, source opportunities, and otherwise carry out its investment program, but there is no assurance that these advisors will continue to be involved with the Company for any length of time. In certain instances, Blackstone Credit & Insurance can be expected to have formal or informal arrangements with these Senior and Other Advisors (which may or may not be terminable upon notice by any party), and in other cases the relationships are more informal. They are either compensated (including pursuant to retainers and expense reimbursement, and, in any event, pursuant to negotiated arrangements that will not be confirmed as being comparable to the market rates for such services) by Blackstone, the Company, and/or portfolio companies or otherwise uncompensated or entitled to deferred compensation until occurrence of a future event, such as commencement of a formal engagement. In certain cases, they have certain attributes of Blackstone Credit & Insurance “employees” (e.g., they can be expected to have dedicated offices at Blackstone Credit & Insurance, receive administrative support from Blackstone Credit & Insurance personnel, participate in general meetings and events for Blackstone Credit & Insurance personnel, work on Blackstone Credit & Insurance matters as their primary or sole business activity, service Blackstone exclusively, have Blackstone-related e-mail addresses and/or business cards and participate in certain benefit arrangements typically reserved for Blackstone employees, etc.) even though they are not considered Blackstone Credit & Insurance employees, affiliates or personnel for purposes of the Investment Advisory Agreement between the Company and Blackstone Credit & Insurance. Under many of these arrangements, there can be no assurance that the amount of compensation paid in a particular period of time will be proportional to the amount of hours worked or the amount or tangible work product generated by the Senior and Other Advisors during such time. Some Senior and Other Advisors work only for the Company and its portfolio companies, while others may have other clients. In particular, in some cases, Senior and Other Advisors, including those with a “Senior Advisor” or “Operating Advisor” title, have been and will be engaged with the responsibility to source and recommend transactions to the Advisers potentially on a full-time and/or exclusive basis and, notwithstanding any overlap with the responsibilities of the Advisers under the Advisory Agreements, the compensation to such Senior and Other Advisors will be borne fully portfolio companies (with no reduction to management fees) and not the Advisers. Senior and Other Advisors could have conflicts of interest between their work for the Company and its portfolio companies, on the one hand, and themselves or other clients, on the other hand, and Blackstone Credit & Insurance is limited in its ability to monitor and mitigate these conflicts. Blackstone Credit & Insurance expects, where applicable, to allocate the costs of such Senior and Other Advisors to the Company and/or applicable portfolio companies, and to the extent any such costs are allocated to the Company, they would be treated as Fund Expenses. Payments or allocations to Senior and Other Advisors will not be reduced by the management fee, and can be expected to increase the overall costs and expenses borne indirectly by investors in the Company. There can be no assurance that any of the Senior and Other Advisors, to the extent engaged, will continue to serve in such roles and/or continue their arrangements with Blackstone Credit & Insurance, the Company and/or any portfolio companies for the duration of the relevant investments or throughout the term of the Company. Additionally, from time to time, Senior and Other Advisors provide services on behalf of both the Company and Other Clients, and any work performed by Senior and Other Advisors retained on behalf of the Company could benefit the Other Clients (and alternatively, work performed by Senior and Other Advisors on behalf of Other Clients could benefit the Company), and Blackstone Credit & Insurance shall have no obligation to allocate any portion of the costs to be borne by the Company in respect of such Senior and Other Advisors to the Other Clients, except as described below.
As an example of the foregoing, in certain investments including involving a “platform company,” the Company will generally enter into an arrangement with one or more individuals (who could be former personnel of the Firm or current or former personnel of portfolio companies of the Company or Other Clients, generally will have experience or capability in sourcing or managing investments, and could form a management team) to undertake a new business line or a build-up strategy to acquire and develop assets and businesses in a particular sector or involving a particular strategy. The services provided by such individuals or relevant portfolio company, as the case may be, could include the following with respect to investments:

origination or sourcing, due diligence, evaluation, negotiation, servicing, development, management (including turnaround) and disposition. The individuals or relevant portfolio company could be compensated with a salary and equity incentive plan, including a portion of profits derived from the Company or a portfolio company or asset of the Company (which, to the extent permitted by applicable law and/or any applicable SEC-granted exemptive order or no-action relief, can take the form of a management fee and/or profits allocation (whether paid directly to such individuals or to an affiliate entity controlled by such individuals)), or other long-term incentive plans. Compensation could also be based on assets under management, a waterfall similar to a carried interest, respectively, or another similar metric. The Company could initially bear the cost of overhead (including rent, utilities, benefits, salary or retainers for the individuals or their affiliates entities) and the sourcing, diligence and analysis of investments, as well as the compensation for the individuals and entity undertaking the build-up strategy. Such expenses could be borne directly by the Company as Fund Expenses (or broken deal expenses, if applicable) or indirectly through expenditures by a portfolio company. None of the fees, costs or expenses described above will reduce the management fees.
In addition, the Advisers will, in certain circumstances, engage third parties as Senior and Other Advisors (or in another similar capacity) in order to advise them with respect to existing investments, specific investment opportunities, and economic and industry trends. Such Senior and Other Advisors can receive reimbursement of reasonable related expenses by portfolio companies or the Company and could have the opportunity to invest in a portion of the equity and/or debt available to the Company for investment that would otherwise be taken by the Advisers and their affiliates. If such Senior and Other Advisors generate investment opportunities on the Company’s behalf, such Senior and Other Advisors are permitted to receive special additional fees or allocations which have the potential to not be comparable to those received by a third party in an arm’s length transaction and such additional fees or allocations would be borne fully by the Company and/or portfolio companies (with no reduction or offset to management fees) and not Blackstone Credit & Insurance.
Blackstone has developed a strong network of relationships with investment owners, leading financial institutions, operating partners, senior business executives and government officials. These relationships provide market knowledge and form the backbone of its investment-sourcing network. Blackstone has, and expects to continue to have, a significant volume of deal flow. Primary sources of Blackstone transactions include:
•Relationships of individual Blackstone Senior Managing Directors and professionals;
•Major corporations, investment owners and operators with which Blackstone has worked in the past and that wish to divest assets or partner with Blackstone;
•Investment/commercial banks;
•Brokers/dealers; and
•Borrowers.
Minority Investments in Asset Management Firms. Blackstone and Other Clients, including Blackstone Strategic Capital Holdings (“BSCH”) and its related parties, regularly make minority investments in alternative asset management firms that are not affiliated with Blackstone, the Company, Other Clients and their respective portfolio companies, and which can engage in similar investment transactions, including with respect to purchase and sale of investments, with these asset management firms and their advised funds and portfolio companies. Typically, the Blackstone related party with an interest in the asset management firm would be entitled to receive a share of carried interest/performance based incentive compensation and net fee income or revenue share generated by the various products, vehicles, funds and accounts managed by that third-party asset management firm that are included in the transaction or activities of the third-party asset management firm, or a subset of such activities such as transactions with a Blackstone related party. In addition, while such minority investments are generally structured so that Blackstone does not “control” such third-party asset management firms, Blackstone could nonetheless be afforded certain governance rights in relation to such investments (typically in the nature of “protective” rights, negative control rights or anti-dilution arrangements, as well as certain reporting and consultation rights) that afford Blackstone the ability to influence the firm. Although Blackstone and Other Clients, including BSCH, do not intend to control such third-party asset management firms, there can be no assurance that all third parties will similarly conclude that such investments are non-control investments or that, due to the provisions of the governing documents of such third-party asset management firms or the interpretation of applicable law or regulations, investments by Blackstone and Other Clients, including BSCH, will not be deemed to have control elements for certain contractual, regulatory or other purposes. While such third-party asset managers will not be deemed affiliated with the Company within the meaning of the 1940 Act, Blackstone expects to, under certain circumstances, be in a position to influence the management and operations of such asset managers and the existence of its economic/revenue sharing interest therein can give rise to conflicts of interest. Participation rights in a third-party asset management firm (or other similar business), negotiated governance arrangements and/or the interpretation of applicable law or regulations could expose the investments of the Company to claims by third parties in connection with such investments (as indirect owners of such asset management firms or similar businesses) that would have an adverse financial or reputational impact on the performance of the Company. The Company, its affiliates and their respective portfolio companies are expected to, from time to time engage in transactions with, and buy and sell investments from, any such third-party asset managers and their sponsored funds and transactions and other commercial arrangements between such third-party asset managers and the Company and its portfolio companies are not subject to approval by the Board. There can be no assurance that the terms of these transactions between parties related to Blackstone, on the one hand, and the Company and its portfolio companies, on the other hand, will be at arm’s length or that Blackstone will not receive a benefit from such transactions, which can be expected to incentivize Blackstone to cause these transactions to occur. Such conflicts related to investments in and arrangements with other asset management firms will not necessarily be resolved in favor of the Company. Shareholders will not be entitled to receive notice or disclosure of the terms or occurrence of either the investments in alternative asset management firms or transactions therewith and will not receive any benefit from such transactions. By investing in the Company, each shareholder acknowledges these conflicts related to investments in and arrangements with other asset management firms, acknowledges that these conflicts will not necessarily be resolved in favor of the Company, agrees that shareholders will not be entitled to receive notice or disclosure of the terms or occurrence of either the investments in alternative asset management firms or transactions therewith, otherwise understands that shareholders will not receive any benefit from such transactions, consents to all such transactions and arrangements to the fullest extent permitted by law, and waives any claim against Blackstone and releases Blackstone from any liability arising from the existence of any such conflict of interest; provided that such consent waiver shall not be construed as a waiver of the shareholder’s rights under federal securities laws or a consent to a violation of federal securities laws.
In addition, from time to time, certain advisors and service providers (including law firms) temporarily provide their personnel to Blackstone, Other Clients or their portfolio companies pursuant to various arrangements including at cost or at no cost. (See also “—Secondments and Internships” herein.) While often the Company, Other Clients and their portfolio companies are the beneficiaries of these types of arrangements, Blackstone is from time to time a beneficiary of these arrangements as well, including in circumstances where the advisor or service provider also provides services to the Company, Other Clients or Blackstone in the ordinary course. Blackstone, the Company, Other Clients or their portfolio companies could receive benefits from these arrangements at no cost, or alternatively could pay all or a portion of the fees, compensation or other expenses in respect of these arrangements. The management fees will not be offset or reduced as a result of these arrangements or any fees, expense reimbursements or other costs related thereto. The personnel described above could provide services in respect of multiple matters, including in respect of matters related to Blackstone, the Company, Other Clients, portfolio companies, each of their respective affiliates and related parties, and Blackstone will endeavor in good faith to allocate the costs of these arrangements, if any, to Blackstone, the Company, Other Clients, portfolio companies and other parties based on time spent by the personnel or another methodology the Firm deems appropriate in a particular circumstance. In such circumstances, a conflict of interest exists because the Advisers and Blackstone Credit & Insurance or their affiliates have an incentive to select one service provider over another on the basis that the Advisers and Blackstone Credit & Insurance or their affiliates could receive the benefit of seconded employees from such service provider, particularly where the compensation and expenses for such personnel during the secondment is borne by the service provider and not the Advisers and Blackstone Credit & Insurance or their affiliates.
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
In addition, to the extent that Blackstone is in possession of material non-public information or is otherwise restricted from making certain investments, the Company and the Advisers would also be deemed to be in possession of such information or otherwise restricted. Additionally, the terms of confidentiality or other agreements with or related to companies in which any Blackstone fund has or has considered making an investment or which is otherwise a client of Blackstone will from time to time restrict or otherwise limit the ability of the Company and/or its portfolio companies and their affiliates to make investments in or otherwise engage in businesses or activities competitive with such companies. Blackstone has in the past entered into, and reserves the right to enter into in the future, one or more strategic relationships in certain regions or with respect to certain types of investments that, although possibly intended to provide greater opportunities for the Company, require the Company to share such opportunities or otherwise limit the amount of an opportunity the Company can otherwise take. (See “—Other Blackstone and Blackstone Credit & Insurance Clients; Allocation of Investment Opportunities”).

Data. The Firm receives, generates and/or obtains various kinds of data and information from the Company, Other Clients, portfolio companies of the Company and Other Clients, investors in the Company and limited partners in Other Clients, related parties, service providers and other sources in connection with the Company’s or any Other Client’s activities, including but not limited to data and information relating to or created in connection with business operations, financial results, trends, budgets, plans, suppliers, customers, employees, contractors, sustainability, energy usage, carbon emissions and related metrics, financial information, commercial and transactional information, customer and user data, employee and contractor data, supplier and cost data, and other related data and information, some of which is sometimes referred to as “alternative data” or “big data.” The Firm can be expected to be better able to anticipate macroeconomic and other trends, and otherwise develop investment themes or identify specific investment, trading or business opportunities, as a result of its access to (and rights regarding, including use, ownership, distribution and derived works rights over) this data and information from the Company, Other Clients, portfolio companies of the Company and Other Clients, investors in the Company and limited partners in Other Clients, related parties, service providers and other sources in connection with the Company’s or any Other Client’s activities. The Firm has entered and will continue to enter into information sharing and use, measurement and other arrangements, which will give the Firm access to (and rights regarding, including ownership, use, distribution and derived works rights over) data that it would not otherwise obtain in the ordinary course, with the Company, Other Clients, portfolio companies of the Company and Other Clients, investors in the Company and in Other Clients, as well as with related parties, service providers and other sources in connection with the Company’s or any Other Client’s activities. Further, this alternative data is expected to be aggregated across the Company, Other Clients and their respective portfolio companies. Although the Firm believes that these activities improve the Firm’s investment management activities on behalf of the Company and Other Clients, information obtained from the Company and its portfolio companies, and investors in the Company and in Other Clients, as well as related parties, service providers and other sources in connection with the Company’s activities, also provides material benefits to Blackstone or Other Clients without compensation or other benefit accruing to the Company or its shareholders. For example, information from a portfolio company in which the Company holds an interest can be expected to enable the Firm to better understand a particular industry, enhance the Firm’s ability to provide advice or direction on strategy or operations to the management team of one or more portfolio companies owned by the Company or Other Clients, and execute trading and investment strategies in reliance on that understanding for Blackstone and Other Clients that do not own an interest in the portfolio company, typically without compensation or benefit to the Company or its portfolio companies. Blackstone would serve as the repository for data described in this paragraph, including with ownership and use rights therein. The Firm is also permitted to share data from a portfolio company (on an anonymized basis) with a portfolio company of an Other Client, which has the potential to increase a competitive disadvantage for, and indirectly harm, such portfolio company (although the opposite may be true as well, in which case a portfolio company of the Company may receive data from a portfolio company of an Other Client). In addition, the Firm could have an incentive to pursue an investment in a particular company based on the data and information expected to be received or generated in connection with such investment.
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
Data Services. Blackstone or an affiliate of Blackstone formed in the future may provide data services to portfolio companies and investors in the Company and in Other Clients and will provide such services directly to the Company and Other Clients (collectively, “Data Holders”). Such services can be expected to include assistance with obtaining, analyzing, curating, processing, packaging, distributing, organizing, mapping, holding, transforming, enhancing, marketing and selling such data (among other related data and consulting services) for monetization through licensing or sale arrangements with third parties and, subject to applicable law and the limitations in the Advisory Agreements and any other applicable contractual limitations, with the Company, Other Clients, portfolio companies, investors in the Company and in Other Clients, and other Blackstone affiliates and associated entities (including funds in which Blackstone and Other Clients make investments, and portfolio companies thereof). Where Blackstone believes appropriate, data from one Data Holder will be aggregated or pooled with data from other Data Holders. Any revenues arising from such aggregated or pooled data sets would be allocated between applicable Data Holders on a fair and reasonable basis as determined by Blackstone Credit & Insurance in its sole discretion, with Blackstone Credit & Insurance able to make corrective allocations should it determine subsequently that such corrections were necessary or advisable. If Blackstone enters into data services arrangements with portfolio companies and receives compensation from such portfolio companies for such data services, the Company will indirectly bear its share of such compensation based on its pro rata ownership of such portfolio companies which would be in addition to any annual flat fee paid as part of Fund Expenses for data science-related services. Blackstone is expected to receive compensation for such data services, which is expected to include a percentage of the revenues generated through any licensing or sale arrangements with respect to the relevant data, as well as fees, royalties and cost and expense reimbursement (including start-up costs and allocable overhead associated with personnel working on relevant matters (including salaries, benefits and other similar expenses)). Additionally, Blackstone is expected to share and distribute the products from such data services within Blackstone or its affiliates (including Other Clients or their portfolio companies) at no charge and, in such cases, the Data Holders will not receive any financial or other benefit from having provided such data to Blackstone. The potential receipt of such compensation by Blackstone creates incentives for Blackstone to cause the Company to invest in portfolio companies with a significant amount of data that it might not otherwise have invested in or on terms less favorable than it otherwise would have sought to obtain.
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
By acquiring an interest in the Company, each shareholder will be deemed to have acknowledged and consented to the existence or resolution of any such conflicts related to Blackstone affiliate service providers and to have waived any claim with respect to any liability arising from the existence of any such conflict of interest to the fullest extent permitted by law; provided that such consent waiver shall not be construed as a waiver of the shareholder’s rights under federal securities laws or a consent to a violation of federal securities laws.
Blackstone and Blackstone Credit & Insurance Strategic Relationships & Multi-Fund Arrangements. Blackstone and Blackstone Credit & Insurance have entered, and it can be expected that Blackstone and Blackstone Credit & Insurance in the future will enter, into both (i) strategic relationships with investors (and/or one or more of their affiliates) that involve an overall relationship with Blackstone or Blackstone Credit & Insurance (which will afford such investor special rights and benefits) that could (but is not required to) incorporate one or more strategies (including, but not limited to, a different sector and/or geographical focus within the same or a different Blackstone business unit) in addition to the Company’s strategy and (ii) arrangements that involve an agreement or understanding to make an investment in or a capital commitment to (as applicable) the Company and one or more Other Clients, as applicable (which can include a subscription or capital commitment, as applicable, already made recently to another Other Client) (any such overall relationship and/or multi-fund arrangement in the foregoing (i) and (ii), a “Strategic Relationship”), with terms and conditions applicable solely to such investor and its investment in multiple Blackstone or Blackstone Credit & Insurance strategies that would not apply to any other investor’s investment in the Company. Shareholders will not receive a copy of any agreement memorializing such a Strategic Relationship program (even if in the form of a side letter) or receive any other disclosure or reporting of the terms of or existence of any Strategic Relationship and will be unable to elect in the “most-favored-nations” election process (if any) any rights or benefits afforded through a Strategic Relationship (and, for the avoidance of doubt, it is not expected that the terms of, existence of or other information about any Strategic Relationship will be shared with the shareholders about any Strategic Relationship). Specific examples of such additional rights and benefits have included and can be expected to include, among others, specialized reporting, discounts or reductions on and/or reimbursements or rebates of management fees or carried interest (as applicable), secondment of personnel from the investor to Blackstone or Blackstone Credit & Insurance (or vice versa), rights to participate in the investment review and evaluation process, as well as priority rights or targeted amounts for co-investments alongside Blackstone Credit & Insurance or Blackstone funds (including, without limitation, preferential or favorable allocation of co-investment and preferential terms and conditions related to co-investment or other participation in Blackstone or Blackstone Credit & Insurance Clients (including in respect of any carried interest (as applicable) and/or management fees to be charged with respect thereto, preferential opportunities to provide financing, as well as any additional discounts, reductions, reimbursements or rebates with respect thereto or other penalties that may result if certain target co-investment allocations or other conditions under such arrangements are not achieved)). Any co-investment that is part of a Strategic Relationship could include co-investment in investments made by the Company. Blackstone, including its personnel (including Blackstone Credit & Insurance personnel), reserves the right to receive compensation from Strategic Relationships and could be incentivized to allocate investment opportunities away from the Company to or source investment opportunities for Strategic Relationships. Strategic Relationships will in certain circumstances, result in fewer investment and/or co-investment opportunities (or reduced or no allocations) being made available to shareholders, subject to the 1940 Act.

Buying and Selling Investments or Assets from Certain Related Parties. The Company and its portfolio companies may purchase investments or assets from or sell investments or assets to shareholders, other portfolio companies of the Company, portfolio companies of Other Clients or their respective related parties. Such purchases and sales could occur on a programmatic basis. Purchases and sales of investments or assets between the Company or its portfolio companies, on the one hand, and shareholders, other portfolio companies of the Company, portfolio companies of Other Clients or their respective related parties, on the other hand, are not, unless required by applicable law, subject to the approval of the Board or any shareholder. These transactions involve conflicts of interest, as the Firm may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction, including different financial incentives Blackstone could have with respect to the parties to the transaction. For example, there can be no assurance that any investment or asset sold by the Company to a shareholder, other portfolio companies of the Company, portfolio company of Other Clients or any of their respective related parties will not be valued or allocated a sale price that is lower than might otherwise have been the case if such asset were sold to a third party rather than to a shareholder, portfolio company of Other Clients or any of their respective related parties. The Firm can, but will not be required to, solicit third-party bids or obtain a third-party valuation prior to causing the Company or any of its portfolio companies to purchase or sell any asset or investment from or to a shareholder, other portfolio companies of the Company, portfolio company of Other Clients or any of their respective related parties as provided above.
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
The Company may invest in securities of the same issuers as Other Clients, other investment vehicles, accounts and clients of the Firm and the Advisers. To the extent that the Company holds interests that are different (or more senior or junior) than those held by such Other Clients, Blackstone Credit & Insurance may be presented with decisions involving circumstances where the interests of such Other Clients are in conflict with those of the Company. Furthermore, it is possible the Company’s interest could be subordinated or otherwise adversely affected by virtue of such Other Clients’ involvement and actions relating to its investment.

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
Blackstone has received an exemptive order that permits the Company and other Regulated Funds to, among other things, co-invest with certain other persons, including other Regulated Funds, certain affiliates of Blackstone, Blackstone and certain funds managed and controlled by Blackstone and its affiliates, subject to certain terms and conditions. In addition, other present and future activities of the Firm and its affiliates (including Blackstone Credit & Insurance and the Advisers) will from time to time give rise to additional conflicts of interest relating to the Firm and its investment activities. In the event that any such conflict of interest arises, the Advisers will attempt to resolve such conflicts in a fair and equitable manner. Investors should be aware that, subject to applicable law, conflicts will not necessarily be resolved in favor of the Company’s interests.
Transactions with Clients of Blackstone Insurance. Blackstone Insurance is the business segment of Blackstone Credit & Insurance that provides investment advisory services to insurers, including among others, (i) Fidelity & Guaranty Life Insurance Company and certain of its affiliates (“FGL”), (ii) Everlake Life Insurance Company and certain of its affiliates (“Everlake”), (iii) certain subsidiaries of Corebridge Financial, Inc. (“Corebridge”) and (iv) certain subsidiaries of Resolution Life Group Holdings Ltd. (“Resolution Life”). Certain of the insurers for which Blackstone Insurance provides services are, or may be in the future, owned, directly or indirectly, by Blackstone, the Company, or Other Clients, in whole or in part. Actual or potential conflicts of interest will likely arise in relation to the funds, vehicles or accounts Blackstone Insurance advises or sub-advises, including accounts where an insurer (including, without limitation, each of FGL, Everlake, Corebridge and Resolution Life) participates in investments directly and there is no separate vehicle controlled by Blackstone (for the purposes of this paragraph only, collectively, “Blackstone Insurance Clients,” and each Blackstone Insurance Client is an Other Client for purposes other than this paragraph). Blackstone Insurance Clients, including clients with whom Blackstone Credit & Insurance has an advisory relationship, have invested and are expected to continue investing in Other Clients and/or the Company. Certain Blackstone Insurance Clients have investment objectives that overlap with those of the Company (and Blackstone Credit & Insurance, or a business segment thereof, has entered into sub-management agreements with Blackstone Insurance to manage (for a fee, which such fees may be shared with Blackstone Insurance) the assets of certain such Blackstone Insurance Clients with respect to investments that overlap in part with the Company’s investment directive) or its portfolio companies and such Blackstone Insurance Clients may invest, as permitted by applicable law and the Company’s co-investment exemptive relief, alongside (or in lieu of) the Company or such portfolio companies in certain investments, which will reduce the investment opportunities otherwise available to the Company or such portfolio companies. Blackstone Insurance Clients will also engage in a variety of activities, including participating in transactions related to the Company and/or its portfolio companies (e.g., as originators, co-originators, counterparties or otherwise). Other transactions in which Blackstone Insurance Clients will participate include, without limitation, investments in debt or other securities issued by portfolio companies or other forms of financing to portfolio companies (including special purpose vehicles established by the Company or such portfolio companies). When investing alongside the Company or its portfolio companies or in other transactions related to the Company or its portfolio companies, Blackstone Insurance Clients may not invest or divest at the same time or on the same terms as the Company or the applicable portfolio companies or at a different time or on different terms to the extent permitted by applicable law and the Company’s co-investment exemptive relief. Certain Blackstone Insurance Clients are permitted to acquire investments and portfolio companies directly or indirectly from the Company, as permitted by applicable law and the Company’s co-investment exemptive relief. In circumstances where Blackstone Credit & Insurance determines in good faith that the conflict of interest is mitigated in whole or in part through various measures that Blackstone, Blackstone Credit & Insurance or the Advisers implement, the Advisers may determine to proceed with the applicable transaction (subject to oversight by the Board and the applicable law to which the Company is subject). In order to seek to mitigate any potential conflicts of interest with respect to such transactions (or other transactions involving Blackstone Insurance Clients), Blackstone reserves the right, in its sole discretion, to involve independent members of the board of a portfolio company or a third-party stakeholder in the transaction to negotiate price and terms on behalf of the Blackstone Insurance Clients or otherwise cause the Blackstone Insurance Clients to “follow the vote” thereof, and/or cause an independent client representative or other third party to approve the investment or otherwise represent the interests of one or more of the parties to the transaction. In addition, Blackstone or the Advisers may limit the percentage interest of the Blackstone Insurance Clients participating in such transaction, or obtain appropriate price quotes or other benchmarks, or, alternatively, a third-party price opinion or other document to support the reasonableness of the price and terms of the transaction. Blackstone Insurance is also expected to require the applicable Blackstone Insurance Clients participating in a transaction to consent thereto (including in circumstances where the Advisers do not seek the consent of the Board). There can be no assurance that any such measures or other measures that may be implemented by Blackstone will be effective at mitigating any actual or potential conflicts of interest. Moreover, under certain circumstances (e.g., where a Blackstone Insurance Client participates in a transaction directly (and not through a vehicle controlled by Blackstone) and independently consents to participating in a transaction), a Blackstone Insurance Client (or any other Blackstone Client participating via a similar arrangement) will not be an “Affiliate” as defined under the 1940 Act.
Allocation of Portfolios. The Firm will, in certain circumstances, have an opportunity to acquire a portfolio or pool of assets, securities and instruments that it determines should be divided and allocated among the Company and Other Clients. Such allocations generally would be based on the Firm’s assessment of the expected returns and risk profile of each of the assets. For example, some of the assets in a pool will have an opportunistic return profile, while others will have a return profile not appropriate for the Company. Also, a pool can contain both debt and equity instruments that the Firm determines should be allocated to different funds. In all of these situations, the combined purchase price paid to a seller would be allocated among the multiple assets, securities and instruments in the pool and therefore among the Company and Other Clients acquiring any of the assets, securities and instruments, although the Firm could, in certain circumstances, allocate value to the Company and such Other Clients on a different basis than the contractual purchase price. Similarly, there will likely be circumstances in which the Company and Other Clients will sell assets in a single or related transactions to a buyer. In some cases, a counterparty will require an allocation of value in the purchase or sale contract, though the Firm could determine such allocation of value is not accurate and should not be relied upon. The Firm will generally rely upon internal analysis consistent with its valuation policies and procedures to determine the ultimate allocation of value, though it could also obtain third-party valuation reports. Regardless of the methodology for allocating value, the Firm will have conflicting duties to the Company and Other Clients when they buy or sell assets together in a portfolio, including as a result of different financial incentives the Firm has with respect to different vehicles, most clearly when the fees and compensation, including performance-based compensation, earned from the different vehicles differ. There can be no assurance that an investment of the Company will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such investment were acquired or sold independently rather than as a component of a portfolio shared with Other Clients.
Subdivision of Debt Obligations. Blackstone Credit & Insurance, acting in respect of the Company and Other Clients, is permitted, from time to time, to subdivide a debt obligation (including in connection with originating such debt obligation) into two or more tranches (which may be structured as loans, notes or other instruments), each of which could have different terms from the original obligation with respect to interest and principal repayment, seniority, subordination, default remedies, rights to collateral and/or other matters. The owner of the original obligation, which could have been acquired directly from a borrower in a negotiated transaction or in the secondary market, can retain an interest in one or more tranches and elect to dispose of any such interests, including in related-party transactions between the Company and Other Clients. The subdivision or “tranching” of debt obligations typically will be undertaken when Blackstone Credit & Insurance determines that it can achieve competitive advantages or other benefits. For example, a borrower would be expected to favor a lender that is prepared to negotiate a single, consolidated credit arrangement, instead of having to negotiate senior and subordinated loans and/or secured and unsecured loans with multiple lenders. Tranching can also facilitate access to debt obligations or other securities having specific features that suit the differing risk and return and other parameters (including rating or asset eligibility requirements) of the Company or Other Clients on a more customized basis than is available in the market at the particular time. Participation by Blackstone Credit & Insurance in these tranching activities, including as a creator of tranches, will give rise to a variety of potential conflicts of interest between and among the Company and Other Clients. For example, Blackstone Credit & Insurance may determine to tranche a debt obligation into senior and subordinated instruments, notwithstanding that the Client and/or Other Clients may not be permitted to invest in subordinated instruments (which, if rated, may be rated below investment grade). Blackstone Credit & Insurance may then determine to offer such subordinated instruments to Other Clients or co-investors (including third parties), notwithstanding that such debt obligation may have been eligible for investment by the Clients and/or Other Clients if it had not been subdivided. While Blackstone Credit & Insurance will make tranching decisions in good faith based on the characteristics of particular investments, there can be no assurance that Blackstone Credit & Insurance will subdivide investments in any particular manner that would permit the Company to invest in such investments. The same considerations and potential conflicts of interest will apply to the extent Blackstone Credit & Insurance, in coordination with the borrower, structures originated investments into different instruments.
Other Affiliate Transactions and Investments in Different Levels of Capital Structure. The Company and the Other Clients may make investments at different levels of an issuer’s capital structure or otherwise in different classes of an issuer’s securities or loans, or in special purpose vehicles formed by issuers (and in certain circumstances Blackstone Credit & Insurance may be unaware of such Other Client’s investment or the size of the Other Client’s investments, as a result of information walls or otherwise), subject to the limitations of the 1940 Act. In addition, subject to applicable law, from time to time the Company could hold an investment in a different layer of the capital structure than an investor or another party with which Blackstone has a material relationship, in which case Blackstone will have an incentive to cause the Company or the portfolio company to offer more favorable terms to such parties (including, for instance, financing arrangements). Certain such investments inherently give rise to conflicts of interest or perceived conflicts of interest between or among the various classes of securities or loans that are expected to be held by such entities. To the extent the Company holds securities or loans that are different (including with respect to their relative seniority, such as lien priority, payment priority, maturity and structural seniority) than those held by an Other Client, the Advisers and their affiliates will be presented with decisions when the interests of the funds are in conflict. For example, conflicts could arise where the Company lends funds to a portfolio company while an Other Client invests in equity securities of such portfolio company. In this circumstance, for example, if such portfolio company were to go into bankruptcy, become insolvent or otherwise be unable to meet its payment obligations or comply with its debt covenants, conflicts of interest could arise between the holders of different types of securities or loans as to what actions the portfolio company should take. In addition, purchases or sales of securities or loans for the account of the Company (particularly marketable securities) will be bunched or aggregated with orders for Other Clients, including other funds. It is frequently not possible to receive the same price or execution on the entire volume of securities sold, and the various prices could be averaged, which has the potential to be disadvantageous to the Company. In addition, subject to applicable law, the Company could invest in loans to a portfolio company where the collateral includes limited partner interests in Other Clients, including Blackstone-managed pooled investment vehicles. In such cases, Blackstone Credit & Insurance and its affiliates would be presented with conflicts in determining whether to foreclose on loans secured by such interests and Blackstone Credit & Insurance and its affiliates would be presented with conflicts in managing such interests in the event of a foreclosure. If Blackstone Credit & Insurance were to become owners of such interests upon foreclosure, the Company may be disadvantaged by limitations on Blackstone Credit & Insurance’s ability as manager to take certain actions with respect to Blackstone-affiliated interests, including an inability to exercise voting rights. Similarly, if the Company originates senior debt financing collateralized by certain cash generating assets that are contributed by an Other Client or a portfolio company controlled by an Other Client and held in a bankruptcy remote special purpose vehicle (a “Structured Financing”), conflicts may arise where an Other Client holds different interests in such portfolio company or relating to the Structured Financing. Furthermore, though not expected, the terms or pricing of the Company’s investment in a Structured Financing portfolio company could be less favorable than would be the case if such Other Client did not hold an interest in such portfolio company. Further conflicts could arise after the Company and Other Clients have made their respective initial investments. For example, if additional financing is necessary as a result of financial or other difficulties, it is not always in the best interests of the Company to provide such additional financing. If the Other Clients were to lose their respective investments as a result of such difficulties, the ability of the Advisers to recommend actions in the best interests of the Company might be impaired. Any applicable co-investment exemptive order issued by the SEC may restrict the Company’s ability to participate in follow-on financings where it does not hold the same investments as Other Clients or affiliates. Blackstone Credit & Insurance may in its sole discretion take steps to reduce the potential for adversity between the Company and the Other Clients, including causing the Company and/or such Other Clients to take certain actions that, in the absence of such conflict, it would not take. Such conflicts will be more difficult if the Company and Other Clients hold significant or controlling interests in competing or different tranches of a portfolio company’s capital structure. Equity holders and debt holders have different (and often competing) motives, incentives, liquidity goals and other interests with respect to a portfolio company. In addition, there could be circumstances where Blackstone Credit & Insurance agrees to implement certain procedures to ameliorate conflicts of interest that involve a forbearance of rights relating to the Company or Other Clients, such as where Blackstone Credit & Insurance is expected to cause the Company or Other Clients to decline to exercise certain control-and/or foreclosure-related rights with respect to a portfolio company.
Further, the Company is prohibited under the 1940 Act from participating in certain transactions with certain of its affiliates (including portfolio companies of Other Clients) without the prior approval of a majority of the independent members of the Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the outstanding voting securities may be an affiliate of the Company for purposes of the 1940 Act and generally the Company will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of the Board. However, the Company may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for the Advisers between the Company’s interests and the interests of such affiliate, in that the ability of the Advisers to recommend actions in the Company’s best interest may be limited. The 1940 Act also prohibits certain “joint” transactions with certain affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of the Board and, in some cases, the SEC.

In addition, conflicts may arise in determining the amount of an investment, if any, to be allocated among potential investors and the respective terms thereof. There can be no assurance that any conflict will be resolved in favor of the Company, and each shareholder acknowledges and agrees that in some cases, subject to applicable law, a decision by Blackstone Credit & Insurance to take any particular action could have the effect of benefiting an Other Client and therefore may not have been in the best interests of, and may be adverse to, the Company. There can be no assurance that the return on the Company’s investment will be equivalent to or better than the returns obtained by the Other Clients participating in the same or similar transactions. The shareholders will not receive any benefit from fees paid to any affiliate of the Advisers in respect of any Other Client’s investment in a portfolio company.
With respect to debt securities acquired or sold in a secondary transaction or syndication between the Company, Other Clients, Blackstone Credit & Insurance, or Blackstone and a third-party in particular (following the issuance or origination of any financing or refinancing), Blackstone Credit & Insurance and/or such Other Clients could determine that no mitigation of any potential conflicts of interest with respect to such acquisition or sale is required. Further, the Company and such Other Client, Blackstone, or Blackstone Credit & Insurance may exit their holdings in such portfolio company at different times, on different terms or otherwise on a non-pro rata basis if permitted by applicable law, including for example, the Company acquiring (if permitted by applicable law) debt securities held by such Other Client, Blackstone, or Blackstone Credit & Insurance in such portfolio company (which could be at par or at a discount) as a part of a control acquisition or debt buyback or otherwise. Blackstone or Blackstone Credit & Insurance is expected to reach different conclusions for each such vehicle on the determination of whether, when and at what price to sell such securities based on the different termination dates, investment limitations and/or investment objectives of the Company and such Other Clients (including in light of the perpetual nature of certain Other Clients), Blackstone Credit & Insurance or Blackstone or for other reasons, and this could result in Other Clients, Blackstone Credit & Insurance or Blackstone exiting its interests in a portfolio company earlier or at a higher price than the Company (or vice versa). Such investments and transactions will give rise to potential or actual conflicts of interest. There can be no assurance that any conflict will be resolved in favor of the Company.
Furthermore, where the Company participates in investments alongside Other Clients of Blackstone and its affiliates, the Company and such investments also will be subject to Blackstone’s and its affiliates’ policies and procedures designed to mitigate conflicts of interest. Such policies are designed to ameliorate conflicts, but may have a detrimental effect on the ability of Blackstone Credit & Insurance to exercise certain rights or take certain actions with respect to an investment that may be detrimental to the Company (and such policies may differ from the conflicts policies of Blackstone Credit & Insurance in a manner that is detrimental to the Company). For example, in order to mitigate certain conflicts of interest, Blackstone, Blackstone Credit & Insurance or the Company, may: be recused from participating in any decisions relating or with respect to such investment; rely upon a third party to make the decisions regarding the investment; implement certain procedures or restrictions with respect to the investment, including, without limitation, maintaining a non-controlling interest in any such investment and agreeing to a forbearance of rights; rely on the presence of third-party investors in such transaction to validate the overall terms and/or pricing; agree to limit or cap its ability to vote or otherwise be recused from participating in any decisions relating or with respect to such investment; or limit the applicable portion of such investment (including particular tranches or instruments) that the Company and Other Clients are permitted to acquire (although Blackstone is under no obligation to limit the participation of the Company and Other Clients to any particular percentage and is expected to hold significant (and in certain cases majority) interests in certain issuers (or specific tranches)).
To the extent the Company is required or otherwise determines to “follow the vote” of other similarly situated third parties (if any) in voting and governance matters where conflicts of interest exist, Blackstone Credit & Insurance will have a limited ability to separately protect the Company’s investment and will be dependent upon such third parties’ actions. Such third parties may not be as capable as Blackstone Credit & Insurance and may have other conflicts arising from their other relationships that could impact their decisions. For example, Blackstone Credit & Insurance could play a role in selecting or recommending to borrowers such third-party lenders (and could have other relationships with such lenders, including such lenders being investors in Other Clients) and therefore such lenders could be incentivized to make decisions taking into account the interest of Blackstone and its affiliates, as a whole, and/or such Other Clients, and such third-party lenders will not be obligated to take into account the Company and Other Clients’ interests (beyond taking into account their own interests as lenders). In addition, the Company may forego its consent rights as a lender, in which case the other lenders, borrowers or the servicer may exercise the consent rights. Despite these, and any of the other actions described herein that Blackstone may take to mitigate conflicts, Blackstone may be required to take action when it will have conflicting loyalties between its duties to the Company and Other Clients, which may adversely impact the Company.

When Blackstone Credit & Insurance is required or determines to vote related to an amendment, waiver or modification with respect to an investment of the Company, Blackstone Credit & Insurance generally expects to act in manner intended to represent the collective interests of the Company and Other Clients participating in such investment and otherwise in accordance with its policies and procedures. However, in certain cases, Blackstone Credit & Insurance and its affiliates have agreed, and are expected in the future to agree, to provide the Company and/or Other Clients with consultation and/or consent rights on certain voting matters, including in connection with any such amendment, waiver or modification, in which case the Company and/or such Other Client will be entitled to exercise its consultation rights or direct its vote in any matter reflecting its own interests (and the Company or such Other Client may also be subject to potential conflicts of interest in such determination). Such determination will not necessarily be reflective of the collective interests of the Company and Other Clients as a whole.
Related Financing Counterparties. The Company may invest in companies or other entities in which Other Clients make an investment in a different part of the capital structure (and vice versa) subject to the requirements of the 1940 Act and the Company’s co-investment exemptive order. The Advisers request in the ordinary course proposals from lenders and other sources to provide financing to the Company and its portfolio companies. Blackstone Credit & Insurance takes into account various facts and circumstances it deems relevant in selecting financing sources, including whether a potential lender has expressed an interest in evaluating debt financing opportunities, whether a potential lender has a history of participating in debt financing opportunities generally and with the Firm in particular, the size of the potential lender’s loan amount, the timing of the relevant cash requirement, the availability of other sources of financing, the creditworthiness of the lender, whether the potential lender has demonstrated a long-term or continuing commitment to the success of Blackstone, Blackstone Credit & Insurance and their funds, and such other factors that Blackstone and Blackstone Credit & Insurance deem relevant under the circumstances. The cost of debt alone is not determinative.
It is possible that shareholders, Other Clients, their portfolio companies, co-investors and other parties with material relationships with the Firm, such as shareholders of and lenders to the Firm and lenders to Other Clients and their portfolio companies (as well as Blackstone itself), could provide additional financing to portfolio companies of the Company, subject to the requirements of the 1940 Act. The Firm could have incentives to cause the Company and its portfolio companies to accept less favorable financing terms from a shareholder, Other Clients, their portfolio companies, Blackstone, and other parties with material relationships with the Firm than it would from a third party. If the Company occupies a different, and in particular, a more senior, position in the capital structure than a shareholder, Other Client, their portfolio companies and other parties with material relationships with Blackstone, Blackstone could have an incentive to cause the Company or portfolio company to offer financing terms that are more favorable to such parties. In the case of a related party financing between the Company or its portfolio companies, on the one hand, and Blackstone or Other Clients’ portfolio companies, on the other hand, to the extent permitted by the 1940 Act, the Advisers could, but are not obligated to, rely on a third-party agent to confirm the terms offered by the counterparty are consistent with market terms, or the Advisers could instead rely on their own internal analysis, which the Advisers believe is often superior to third-party analysis given the Firm’s scale in the market. If however any of the Firm, the Company, an Other Client or any of their portfolio companies delegates to a third party, such as another member of a financing syndicate or a joint venture partner, the negotiation of the terms of the financing, the transaction will be assumed to be conducted on an arms-length basis, even though the participation of the Firm related vehicle impacts the market terms. For example, in the case of a loan extended to the Company or a portfolio company by a financing syndicate in which an Other Client has agreed to participate on terms negotiated by a third-party participant in the syndicate, it might have been necessary to offer better terms to the financing provider to fully subscribe the syndicate if the Other Client had not participated. It is also possible that the frequent participation of Other Clients in such syndicates could dampen interest among other potential financing providers, thereby lowering demand to participate in the syndicate and increasing the financing costs to the Company. The Advisers do not believe either of these effects is significant, but no assurance can be given to shareholders that these effects will not be significant in any circumstance. Unless required by applicable law, the Advisers will not seek any consent or approvals from shareholders or the Board in the case of any of these conflicts.

The Firm could cause actions adverse to the Company to be taken for the benefit of Other Clients that have made an investment more senior in the capital structure of a portfolio company than the Company (e.g., provide financing to a portfolio company, the equity of which is owned by the Company) and, vice versa, actions may be taken for the benefit of the Company and its portfolio companies that are adverse to Other Clients. The Firm could seek to implement procedures to mitigate conflicts of interest in these situations such as (i) a forbearance of rights, including some or all non-economic rights, by the Company or relevant Other Client (or their respective portfolio companies, as the case may be) by, for example, agreeing to follow the vote of a third party in the same tranche of the capital structure, or otherwise deciding to recuse itself with respect to both normal course ongoing matters (such as consent rights with respect to loan modifications in intercreditor agreements) and also decisions on defaults, foreclosures, workouts, restructurings and other similar matters, (ii) causing the Company or relevant Other Client (or their respective portfolio companies, as the case may be) to hold only a non-controlling interest in any such portfolio company, (iii) retaining a third-party loan servicer, administrative agent or other agent to make decisions on behalf of the Company or relevant Other Client (or their respective portfolio companies, as the case may be), or (iv) create groups of personnel within the Firm separated by information barriers (which may be temporary and limited purpose in nature), each of which would advise one of the clients that has a conflicting position with other clients. As an example, to the extent an Other Client holds an interest in a loan or security that is different (including with respect to relative seniority) than those held by the Company or its portfolio companies, the Firm can decline to exercise, or delegate to a third party, certain control, foreclosure and other similar governance rights of the Other Client. In these cases, the Firm would generally act on behalf of one of its clients, though the other client would generally retain certain control rights, such as the right to consent to certain actions taken by the trustee or administrative or other agent of the investment, including a release, waiver, forgiveness or reduction of any claim for principal or interest; extension of maturity date or due date of any payment of any principal or interest; release or substitution of any material collateral; release, waiver, termination or modification of any material provision of any guaranty or indemnity; subordination of any lien; and release, waiver or permission with respect to any covenants. The efficacy of following the vote of third-party creditors will be limited in circumstances where the Company or Other Client acquires all or substantially all of a relevant instrument, tranche or class of securities.
In connection with negotiating loans and bank financings in respect of Blackstone Credit & Insurance-sponsored transactions, Blackstone Credit & Insurance will generally obtain the right to participate (for its own account or an Other Client) in a portion of the financings with respect to such Blackstone Credit & Insurance-sponsored transactions on the same terms negotiated by third parties with the Firm or other terms the Advisers determine to be consistent with the market. Although the Firm could rely on third parties to verify market terms, the Firm may nonetheless have influence on such third parties. No assurance can be given that negotiating with a third party, or verification of market terms by a third party, will ensure that the Company and its portfolio companies receive market terms.
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
The respective investment programs of the Company and the Other Clients may or may not be substantially similar. Blackstone Credit & Insurance and/or Blackstone may give advice to, and recommend securities for, Other Clients that may differ from advice given to, or securities recommended or bought for, the Company, even though their investment objectives may be the same as or similar to those of the Company. While Blackstone Credit & Insurance will seek to manage potential conflicts of interest in a fair and equitable manner, the portfolio strategies employed by Blackstone Credit & Insurance and Blackstone in managing their respective Other Clients are likely to conflict from time to time with the transactions and strategies employed by the Advisers in managing the Company and may affect the prices and availability of the securities and instruments in which the Company invests. Participation in specific investment opportunities may be appropriate, at times, for both the Company and Other Clients. In any event, it is the policy of Blackstone Credit & Insurance to allocate investment opportunities and sale opportunities on a basis deemed by Blackstone Credit & Insurance, in its sole discretion, to be fair and equitable over time.
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
Other Blackstone and Blackstone Credit & Insurance Clients; Allocation of Investment Opportunities. Certain inherent conflicts of interest arise from the fact that the Advisers, Blackstone Credit & Insurance and Blackstone provide investment management, advisory and sub-advisory services to the Company and Other Clients.
Blackstone Credit & Insurance and/or Blackstone may give advice to, and recommend securities for, Other Clients that may differ from advice given to, or securities recommended or bought for, the Company, even though their investment objectives may be the same as or similar to those of the Company. Blackstone Credit & Insurance has adopted guidelines and policies, which can be expected to be updated from time to time, regarding allocation of investment opportunities. While Blackstone Credit & Insurance will seek to manage potential conflicts of interest in a fair and equitable manner, the portfolio strategies employed by Blackstone Credit & Insurance and Blackstone in managing their respective Other Clients are likely to conflict from time to time with the transactions and strategies employed by the Advisers in managing the Company and may affect the prices and availability of the securities and instruments in which the Company invests. Participation in specific investment opportunities may be appropriate, at times, for both the Company and Other Clients.
Blackstone Credit & Insurance provides investment management services to Other Blackstone Credit & Insurance Clients. In addition, Blackstone provides investment management services to Blackstone Clients. Blackstone and Blackstone Credit & Insurance will share appropriate investment opportunities (and sale opportunities) (including, without limitation, secondary market transactions and certain syndicated primary issuance transactions (which generally will not be originated investments)) with Other Clients and the Company in accordance with Blackstone or Blackstone Credit & Insurance allocation policies, as applicable, which generally provide for allocating targeted investment acquisitions pro rata based on “Available Capital” (as defined below) and targeted investment sales based on the aggregate positions held by the Company and the applicable Other Clients, in each case taking into account the applicable factors listed below under “—Allocation Methodology Considerations.” “Available Capital” includes and takes into account (a) capital already deployed, (b) imminent net subscriptions for open ended vehicles, (c) commitments (including commitments likely to close within a reasonable time of allocation), (d) available or anticipated leverage and/or (e) target deployment amounts over a specified time period (e.g., annual target deployment). “Available Capital” may take into account capital to be recycled (the requirements for what is “recyclable” may vary by the Company and Other Clients per their governing documents). Blackstone and Blackstone Credit & Insurance assess whether investment opportunities are appropriate for Other Clients, including where such opportunities are within the investment strategies, mandates, guidelines, limitations, restrictions, terms and objectives of Other Clients, on a basis that

Blackstone or Blackstone Credit & Insurance, as applicable, believe in good faith to be fair and reasonable. As part of this process, the adviser to each Regulated Fund (as defined below) within a Blackstone business unit considering an investment opportunity must take into account such Regulated Fund’s Core Mandate (as adopted by the adviser to each Regulated Fund and approved by the directors of each Regulated Fund participating in co-investment transactions) and affirmatively consider all deals within the Core Mandate for the Regulated Fund. “Regulated Funds” are Other Clients that are closed-end management investment companies that have elected to be regulated as a BDC or are registered under the 1940 Act and who intend to rely on the exemptive order.
To the extent an opportunity is shared with one or more Other Clients, Blackstone Credit & Insurance expects that such Other Clients generally will invest on substantially the same economic terms available to the Company (including sharing of transaction fees and expenses) and generally will exit investments at the same time and on substantially the same economic terms as the Company, and on a pro rata basis with the Company subject to legal, tax, regulatory, accounting or applicable considerations (including the terms of the governing agreements of, or portfolio management considerations applicable to, the Company or such Other Clients); provided that the Company may syndicate a portion of an investment where Other Clients do not also syndicate a portion of the investment or vice versa. (See also “—Transactions with Clients of Blackstone Insurance”). To the extent the Company invests in affiliated registered funds and/or business development companies, such registered funds and/or business development companies will follow their own allocation policy, which may differ from Blackstone Credit & Insurance’s policy and include different or additional allocation factors to those factors set out below.
Allocation Methodology Considerations. Notwithstanding the foregoing, Blackstone, Blackstone Credit & Insurance and their affiliates may also consider the following factors in making any allocation determinations, and such factors may result in a different allocation of investment and/or sale opportunities: (i) the risk-return and target return profile of the proposed investment relative to the Company’s and the Other Clients’ current risk profiles; (ii) the Company’s and/or the Other Clients’ investment strategies, mandates, guidelines, limitations, restrictions, terms and objectives (including whether such objectives are considered solely in light of the specific investment under consideration or in the context of the respective portfolios’ overall holdings), focus (including investment focus on a classification attributable to an investment, such as maturity), parameters and investor preferences of the Company and the Other Clients (including, without limitation, with respect to Other Clients that expect to invest in or alongside other funds or across asset classes based on expected return (such as certain managed accounts or other investment vehicles (whether now in existence or which may be established in the future)) with similar investment strategies and objectives); (iii) diversification and concentration considerations in the Company’s or the Other Clients’ portfolios (including the potential for the proposed investment to create an industry, sector, geography, region, location, market or issuer imbalance in the Company’s and Other Clients’ portfolios, as applicable) and taking into account any existing non-pro rata investment positions in the portfolio of the Company and Other Clients and the pipeline of potential investment opportunities that may be available for investment by the Company and Other Clients, as reasonably determined by Blackstone Credit & Insurance and in accordance with the co-investment exemptive order; (iv) liquidity considerations of the Company and the relevant Other Clients (a) during a ramp up (which includes the period prior to or after the initial closing of an Other Client during which Blackstone may deploy funds already invested or committed (or that Blackstone anticipates will be invested or committed) and can continue for a period during an Other Client’s fundraising and/or acceptance of future subscriptions as deemed appropriate by the Firm, including to protect against zero or de minimis allocations or in anticipation of future subscriptions), (b) the availability of warehouse vehicles or arrangements for the benefit of current Other Clients or potential future Other Clients, including both Blackstone-controlled and third-party warehouse arrangements or (c) wind-down of one or more of the Company or such Other Clients, proximity to the end of the Company’s or Other Clients’ specified term, investment period or holding period, any redemption/withdrawal requests, anticipated future contributions and available cash or capital; (v) legal, tax, accounting and other considerations or consequences; (vi) regulatory or contractual provisions, obligations, terms, limitations, restrictions or consequences related to the Company or Other Clients (including, without limitation, requirements under the 1940 Act and any related rules, orders, guidance or other authority applicable to the Company or Other Clients); (vii) avoiding a de minimis or odd lot allocation; (viii) availability and degree of leverage and any requirements or other terms of the investment, or of any existing leverage facilities; (ix) the Company’s or Other Clients’ investment focus on a classification attributable to an investment or issuer of an investment, including, without limitation, investment strategy, geography, location, industry or business sector; (x) the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals dedicated to the Company or such Other Clients; (xi) the management of any actual or potential conflict of interest; (xii) with respect to investments that are made available to Blackstone, Blackstone Credit & Insurance and their affiliates by counterparties pursuant to negotiated trading platforms (e.g., ISDA contracts), the absence of such relationships which may not be available for the Company and all Other Clients; (xiii) co-investment arrangements; (xiv) Available Capital of the Company and such Other Clients; (xv) timing expected to be necessary to execute an investment; (xvi) sourcing of the investment; (xvii) the specific nature (including size, type, amount, liquidity, holding period, anticipated maturity and minimum investment criteria) of the investment; (xviii) expected investment return;

(xix) expected cash characteristics (such as cash-on-cash yield, distribution rates or volatility of cash flows); (xx) capital expenditure required as part of the investment; (xxi) relation to existing investments in a fund, if applicable (e.g., “follow on” to existing investment, joint venture or other partner to existing investment, or same security as existing investment); (xxii) whether Blackstone, Blackstone Credit & Insurance or their affiliates believe that allocating investment opportunities to an investor will help establish, recognize, strengthen and/or cultivate relationships that may provide indirectly longer-term benefits (including strategic, sourcing or similar benefits) to the Company, Other Clients and/or Blackstone; and (xxiii) any other considerations deemed relevant by Blackstone, Blackstone Credit & Insurance or their affiliates, as applicable. For the avoidance of doubt and notwithstanding anything herein to the contrary, an affiliate of Blackstone Credit & Insurance from time to time will be allocated for its own account a portion of certain origination opportunities that otherwise would be appropriate investment opportunities for Other Clients.
Certain Other Clients have investment discretion, including opt-in or opt-out rights for a specified period of time. Blackstone, Blackstone Credit & Insurance or their affiliates may initially allocate commitments to those Other Clients on the assumption that they will participate in an investment opportunity, subject to their election. If such Other Client subsequently elects not to participate in the investment opportunity, Blackstone, Blackstone Credit & Insurance or their affiliates may reallocate the unused portion of the investment to the Company and Other Clients that are participating, generally on a pro rata basis based on the original allocations, provided that (i) no participating fund is allocated more than its desired hold, and (ii) Blackstone, Blackstone Credit & Insurance or their affiliates determines that the reallocation is fair and equitable and in the best interests of the participating funds.
Subject to the requirements of the 1940 Act and the Company’s co-investment exemptive order, Blackstone, Blackstone Credit & Insurance shall not have any obligation to present any investment opportunity (or portion of any investment opportunity) to the Company if Blackstone or Blackstone Credit & Insurance, as applicable, determine in good faith that such opportunity (or portion thereof) should not be presented to the Company, including for any one or a combination of the reasons specified above, such as the investment not being within the Company’s Core Mandate, or if Blackstone or Blackstone Credit & Insurance, as applicable, are otherwise restricted from presenting such investment opportunity to the Company.
Investment Alongside Regulated Funds. In addition, Blackstone has received an exemptive order from the SEC that permits certain existing and future Regulated Funds, including the Company, among other things, to co-invest with certain other persons, including other Regulated Funds, certain affiliates of Blackstone, Blackstone, and certain funds managed and controlled by Blackstone and its affiliates, subject to certain terms and conditions. For so long as any privately negotiated investment opportunity falls within the Core Mandate of one or more Regulated Funds, such investment opportunity shall also be offered to such Regulated Fund(s). If the aggregate targeted investment sizes of the Company, such Other Clients and such Regulated Fund(s) that are allocated an investment opportunity exceed the amount of such investment opportunity, then the allocation of such investment opportunity to the Company may be less than the Company’s target investment size. This may result in allocation to the Company in an amount less than what it would otherwise have been if such other entities did not participate in such investment opportunity. The co-investment exemptive order also restricts the ability of the Company (or any Other Client) from investing in any privately negotiated investment opportunity alongside a Regulated Fund except at the same time and on same terms, as described in the exemptive order. As a result, the Company risks being unable to make investments in different parts of the capital structure (e.g., equity investments, debt investments, hybrid securities, etc.) of the same issuer in which a Regulated Fund has invested or seeks to invest. Likewise, Regulated Funds and Other Clients that are not Regulated Funds risk being unable to make investments in different parts of the capital structure of the same issuer in which the Company has invested or seeks to invest.

Further, the Company may be unable to participate in or effect certain transactions, or take certain actions in respect of certain investments, on account of applicable restrictions under the 1940 Act, related guidance from the SEC and/or the Company’s exemptive order. For example, the Company may be restricted from participating in certain transactions or taking certain actions in respect of portfolio companies in which certain funds managed and controlled by Blackstone, Blackstone Credit & Insurance and their respective affiliates and/or a Regulated Fund has also invested, which may include, but are not limited to:
•declining to vote;
•participating in a potential co-investment opportunity (as such participation may not comply with the conditions of the co-investment exemptive order); or
•exercising rights with respect to any such investment.
The Company may also be required to sell an investment to avoid potential violations of the 1940 Act and/or related rules thereunder or for other reasons. In such cases, the Company’s interests in an investment may be adversely affected, including by resulting in the dilution of or decrease in the value of the Company’s investment or in the Company being put in a disadvantageous position with respect to the investment as compared to Other Clients, including other Regulated Funds, or with respect to Blackstone or other affiliates of Blackstone. Whether the Company participates or declines to participate in any such action or transaction will be made by the Advisers in their sole discretion, subject to the Advisers’ fiduciary duties and applicable law, including the 1940 Act, the rules thereunder and/or the exemptive order. There is no assurance that any such determination will be resolved in favor of the Company’s interests. The rules promulgated by the SEC under the 1940 Act, as well as any related guidance from the SEC and/or the terms of the exemptive order itself, are subject to change.
Blackstone has received an amended co-investment exemptive order (the “Amended Order”) which covers business units of Blackstone beyond Blackstone Credit & Insurance and which could impact the amount of any allocation made available to Regulated Funds and thereby affect (and potentially decrease) the allocation made available to the Company. The Amended Order contains certain conditions less restrictive than Blackstone Credit & Insurance’s prior co-investment exemptive order, and, among other things, (i) permits Blackstone increased freedom in the allocation of investment opportunities across Other Clients, including allowing previously ineligible affiliated entities and accounts to participate in transactions alongside the Company, (ii) allows the Company to more readily invest in issuers in which Other Clients have an existing position and (iii) allows a significantly greater number of transactions to be effected without the approval of the Independent Trustees of the Company.
Further, it is also possible that Blackstone could, in the future, become subject to a new exemptive order (or new provisions of the existing exemptive order), which could include restrictions, limitations and requirements affecting investment allocations that differ from or extend beyond those described above and could result in increased costs to the Company, any Other Client and any Regulated Funds. To the extent such future exemptive orders afford Blackstone greater discretion in allocating transactions among the Company, any Other Client and any Regulated Funds, Blackstone will retain sole discretion in making such determinations in accordance with such exemptive orders, notwithstanding any associated conflicts. Additionally, the other terms and conditions of any such new or revised exemptive orders may be more or less restrictive than the Amended Order.
Moreover, with respect to the ability of Blackstone, Blackstone Credit & Insurance and their affiliates to allocate investment opportunities, including where such opportunities are within the Core Mandate of the Company or any other Regulated Fund and the objectives and guidelines of one or more Other Clients (which allocations are to be made on a basis that Blackstone Credit & Insurance believes in good faith to be fair and reasonable), Blackstone, Blackstone Credit & Insurance and their affiliates have established general guidelines and policies, which they can be expected to update from time to time, for determining how such allocations are to be made, which, among other things, set forth principles regarding what constitutes “debt” or “debt-like” investments, criteria for defining “control-oriented equity” or “infrastructure” investments, guidance regarding allocation for certain types of investments (e.g., distressed assets) and other matters. In addition, certain Other Clients can receive certain priority or other allocation rights with respect to certain investments, subject to various conditions set forth in such Other Clients’ respective governing agreements. The application of those guidelines and conditions could result in the Company or Other Clients not participating (and/or not participating to the same extent) in certain investment opportunities in which they would have otherwise participated had the related allocations been determined without regard to such guidelines and conditions and based only on the circumstances of those particular investments.

Additionally, investment opportunities sourced by Blackstone, Blackstone Credit & Insurance or their affiliates will be allocated in accordance with Blackstone’s, Blackstone Credit & Insurance’s and their affiliates’ allocation policies, as applicable, which provide that investment opportunities will be allocated in whole or in part to other business units of the Firm on a basis that (i) takes into account the investment focus of each other business unit of the Firm, with the adviser to each Regulated Fund within a business unit considering an investment opportunity taking into account such Regulated Fund’s Core Mandate and affirmatively considering all deals within the Core Mandate for the Regulated Fund; and (ii) Blackstone and Blackstone Credit & Insurance believe in good faith to be fair and reasonable. It should also be noted that investment opportunities sourced by business units of the Firm other than Blackstone Credit & Insurance will, subject to applicable law and the terms of the Company’s co-investment exemptive relief, be allocated in accordance with such business units’ allocation policies, which will result in such investment opportunities being allocated, in whole or in part, away from Blackstone Credit & Insurance, the Company and Other Blackstone Credit & Insurance Clients.
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
The Advisers are permitted, but will be under no obligation to, provide co-investment opportunities relating to investments made by the Company to fund shareholders, Other Clients, and investors in such Other Clients, subject to the Company’s exemptive relief and the 1940 Act. Such co-investment opportunities may be offered to such parties in the Advisers’ discretion subject to the Company’s exemptive relief. From time to time, Blackstone Credit & Insurance may form one or more funds or accounts to co-invest in transactions with the Company (or transactions alongside any of the Company and one or more Other Clients). Furthermore, for the avoidance of doubt, to the extent that the Company has received its target amount in respect of an investment opportunity, any remaining portion of such investment opportunity initially allocated to the Company may be allocated to Other Clients or to co-investors in Blackstone or Blackstone Credit & Insurance’s discretion, as applicable.
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
Underlying Investment Companies or BDCs. We may invest in investment companies or BDCs managed by affiliates of the Advisers, which could result in conflicts of interest. For example, the Advisers and their affiliates may be incentivized to cause us to invest in such investment companies or BDCs to help achieve economies of scale for such vehicles. In addition, the Advisers and their affiliates may be conflicted when determining whether and in what manner to submit repurchase requests to such underlying investment companies or BDCs, including in order to avoid repurchase requests exceeding the amount offered. As a result, we may end up deploying more of our assets into such vehicles than we would otherwise have done absent such conflicts. See “Risks Related to Our Investments—We may be exposed to risks associated with investments in underlying investment companies or BDCs.”
Certain Investments Inside the Company’s Mandate that are not Pursued by the Company. Under certain circumstances, Blackstone or Blackstone Credit & Insurance can be expected to determine not to pursue some or all of an investment opportunity within the Company’s Core Mandate, including without limitation, as a result of business, reputational or other reasons applicable to the Company, Other Clients, their respective portfolio companies or Blackstone. In addition, Blackstone Credit & Insurance will, in certain circumstances, determine that the Company should not pursue some or all of an investment opportunity, including, by way of example and without limitation, because the Company has already invested sufficient capital in the investment, sector, industry, geographic region or markets in question, as determined by Blackstone Credit & Insurance in its good faith discretion, or the investment is not appropriate for the Company for other reasons as determined by Blackstone Credit & Insurance in its good faith reasonable sole discretion. In any such case Blackstone or Blackstone Credit & Insurance could, thereafter, offer such opportunity to other parties, including Other Clients or portfolio companies or limited partners or shareholders of the Company or Other Clients, joint venture partners, related parties or third parties. Any such Other Clients could be advised by a different Blackstone or Blackstone Credit & Insurance business group with a different investment committee, which could determine an investment opportunity to be more attractive than Blackstone Credit & Insurance believes to be the case. In any event, there can be no assurance that Blackstone Credit & Insurance’s assessment will prove correct or that the performance of any investments actually pursued by the Company will be comparable to any investment opportunities that are not pursued by the Company. Blackstone and Blackstone Credit & Insurance, including their personnel, are permitted to receive compensation from any such party that makes the investment, including an allocation of carried interest or referral fees, and any such compensation could be greater than amounts paid by the Company to Blackstone Credit & Insurance. In some cases, Blackstone or Blackstone Credit & Insurance earns greater fees when Other Clients participate alongside or instead of the Company in an investment.
Cross Transactions. Situations can arise where certain assets held by the Company are transferred to Other Clients and vice versa. Such transactions will be conducted in accordance with, and subject to, the Advisers’ contractual obligations to the Company and applicable law, including the 1940 Act.
Co-Investment. The Company will co-invest with its shareholders, limited partners and/or shareholders of the Other Clients, the Firm’s affiliates and other parties with whom Blackstone Credit & Insurance has a material relationship. The allocation of co-investment opportunities is entirely and solely in the discretion of Blackstone Credit & Insurance, subject to applicable law. In addition to participation by consultants in specific transactions or investment opportunities, consultants and/or other Firm employees may be permitted to participate in the Firm’s side-by-side co-investment rights. Co-investors with such rights generally do not provide for an advisory fee or carried interest payable by participants therein and their participation generally results in the Company being allocated a smaller share of an investment than would otherwise be the case in the absence of such side-by-side. Furthermore, Other Clients will be permitted (or have a preferred right) to participate in the Firm’s side-by-side co-investment rights.

In certain circumstances, Blackstone Credit & Insurance will determine that a co-investment opportunity should be offered to one or more third parties (including, without limitation, one or more third-party investment funds or investment accounts for which Blackstone may provide administrative, valuation or similar non-advisory services and/or receive transaction or other fees with respect to investments) (such investors, “Co-Investors”), including investors in one or more Other Clients, and will maintain sole discretion with respect to which Co-Investors are offered any such opportunity. We are not restricted from engaging in transactions with Other Clients that are not affiliated persons within the meaning of the 1940 Act. It is expected that many investors who will, in certain circumstances, have expressed an interest in co-investment opportunities will not be offered or allocated any co-investment opportunities or will, in certain circumstances, receive a smaller amount of co-investment opportunities than the amount requested. Any co-investments offered by Blackstone Credit & Insurance will be on such terms and conditions (including with respect to advisory fees, performance-based compensation and related arrangements and/or other fees applicable to co-investors) as Blackstone Credit & Insurance determines to be appropriate in its sole discretion on a case-by-case basis, which may differ amongst co-investors with respect to the same co-investment. In addition, the performance of Other Clients co-investing with the Company is not considered for purposes of calculating the incentive fee payable by the Company to the Adviser. Furthermore, the Company and co-investors will often have different investment objectives and limitations, such as return objectives and maximum hold period. Blackstone Credit & Insurance, as a result, will have conflicting incentives in making decisions with respect to such opportunities. Even if the Company and any such parties invest in the same securities on similar terms, conflicts of interest will still arise as a result of differing investment profiles of the investors, among other items, and there is no guarantee that decisions will be made in a manner that prioritizes the interests of the Company over those of such other parties.
a.General Co-Investment Considerations. There are expected to be circumstances where an amount that would otherwise have been invested by the Company is instead allocated to co-investors (who could be shareholders of the Company or limited partners of Other Clients) or supplemental capital vehicles, and there is no guarantee that any shareholders will be offered any particular co-investment opportunity. Each co-investment opportunity (should any exist) is likely to be different, and allocation of each such opportunity will depend on the facts and circumstances specific to that unique situation (e.g., timing, industry, size, geography, asset class, projected holding period, exit strategy and counterparty). Different situations will require that the various facts and circumstances of each opportunity be weighted differently, as Blackstone Credit & Insurance deems relevant to such opportunity. Such factors are likely to include, among others, whether a co-investor adds strategic value, industry expertise or other similar synergies; whether a potential co-investor has expressed an interest in evaluating co-investment opportunities; whether a potential co-investor has an overall strategic relationship with the Firm; whether a potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of Blackstone, Blackstone Credit & Insurance, the Company, Other Clients or other co-investments (including whether a potential co-investor will help establish, recognize, strengthen and/or cultivate relationships that can provide indirectly longer-term benefits to the Company or Other Clients and their respective underlying portfolio companies, or whether the potential co-investor has significant capital under management by the Firm or intends to increase such amount); the ability of a potential co-investor to commit to a co-investment opportunity within the required timeframe of the particular transaction; Blackstone Credit & Insurance’s assessment of a potential co-investor’s ability to invest an amount of capital that fits the needs of the investment (taking into account the amount of capital needed as well as the maximum number of investors that can realistically participate in the transaction); whether the co-investor is considered “strategic” to the investment because it is able to offer the Company certain benefits, including but not limited to, the ability to help consummate the investment, the ability to aid in operating or monitoring the portfolio company or the possession of certain expertise; the transparency, speed and predictability of the potential co-investor’s investment process; whether the Firm has previously expressed a general intention to seek to offer co-investment opportunities to such potential co-investor; whether a potential co-investor has the financial and operational resources and other relevant wherewithal to evaluate and participate in a co-investment opportunity; the familiarity the Firm has with the personnel and professionals of the investor in working together in investment contexts (which may include such potential co-investor’s history of investment in other Firm co-investment opportunities); the extent to which a potential co-investor has committed to an Other Client; the size of such potential co-investor’s interest to be held in the underlying portfolio company as a result of the Company’s investment (which is likely to be based on the size of the potential co-investor’s capital commitment or investment in the Company); the extent to which a potential co-investor has been provided a greater amount of co-investment opportunities relative to others; the ability of a potential co-investor to invest in potential add-on acquisitions for the portfolio company or participate in defensive investments; the likelihood that the potential co-investor would require governance rights that would complicate or jeopardize the transaction (or, alternatively, whether the investor would be willing to defer to the Firm and assume a more passive role in governing the portfolio company); any interests a potential co-investor might have in any competitors of the underlying portfolio company; the tax profile of the potential co-investor and the tax characteristics of the investment (including whether the potential co-investor would require particular structuring implementation or covenants that would not otherwise be required but for its participation or whether such co-investor’s participation is beneficial to the overall structuring of the investment); whether a potential co-investor’s participation in the transaction would subject the Company and/or the portfolio company to additional regulatory requirements, review and/or scrutiny, including any necessary governmental approvals required to consummate the investment; the potential co-investor’s interaction with the potential management team of the portfolio company; whether the potential co-investor has any existing positions in the portfolio company (whether in the same security in which the Company is investing or otherwise); whether there is any evidence to suggest that there is a heightened risk with respect to the potential co-investor maintaining confidentiality; whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of the Company, other affiliated funds and/or other co-investments, including the size of such commitment; whether the potential co-investor has any known investment policies and restrictions, guideline limitations or investment objectives that are relevant to the transaction, including the need for distributions; whether the expected holding period and risk-return profile of the investment is consistent with the stated goals of the investor and the expected underwriting of the investment; whether a particular co-investment party has provided value in the sourcing, establishing relationships, participating in diligence and/or negotiations for such potential transaction or is expected to provide value to the business or operations of a portfolio company post-closing; and such other factors as Blackstone Credit & Insurance deems relevant and believes to be appropriate under the circumstances. The factors listed in the foregoing sentence are neither presented in order of importance nor weighted, except that Blackstone Credit & Insurance has historically primarily relied upon the following two factors in making the determination to offer co-investment opportunities to co-investors: (i) whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of the Company (including whether a potential co-investor will help establish, recognize, strengthen and/or cultivate relationships that can provide indirectly longer-term benefits to the Company or Other Clients and their respective underlying portfolio companies), other affiliated funds, and/or other co-investments, including the size of any such commitment and fee revenue or profits generated for the benefit of Blackstone Credit & Insurance or Blackstone as a result thereof and (ii) the ability of a potential co-investor to process a co-investment decision within the required timeline of the particular transaction. Except as otherwise described herein, co-investors generally will not share Broken Deal Expenses (as defined below) with the Company and Other Clients, with the result that the Company and such Other Clients will bear all such Broken Deal Expenses, and such expenses can be significant. However, the Advisers do not intend to offer any such co-investment opportunities to shareholders in their capacity as shareholders. Blackstone Credit & Insurance may (but is not required to) establish co-investment vehicles (including dedicated or “standing” co-investment vehicles) for one or more investors (including third-party investors and investors in the Company) in order to co-invest alongside the Company in one or more future investments. The existence of these vehicles could reduce the opportunity for other shareholders to receive allocations of co-investment. In addition, the allocation of investments to Other Clients, including as described under “Other Blackstone and Blackstone Credit & Insurance Clients; Allocation of Investment Opportunities” herein, may result in fewer co-investment opportunities (or reduced allocations) being made available to shareholders.
b.Additional Potential Conflicts of Interest with respect to Co-Investment; Strategic Relationships Involving Co-Investment. In addition, the Advisers and/or their affiliates will in certain circumstances be incentivized to offer certain potential co-investors (including, by way of example, as a part of an overall strategic relationship with the Firm) opportunities to co-invest because the extent to which any such co-investor participates in (or is offered) co-investment opportunities can impact the amount of performance-based compensation and/or management fees or other fees paid by the co-investor. The amount of carried interest or expenses charged and/or management fees paid by the Company may be less than or exceed such amounts charged or paid by co-investment vehicles pursuant to the terms of such vehicles’ partnership agreements and/or other agreements with co-investors, and such variation in the amount of fees and expenses may create an economic incentive for Blackstone or Blackstone Credit & Insurance, as applicable, to allocate a greater or lesser percentage of an investment opportunity to the Company or such co-investment vehicles or co-investors, as the case may be. In addition, other terms of existing and future co-investment vehicles may differ materially, and in some instances may be more favorable to Blackstone or Blackstone Credit & Insurance, as applicable, than the terms of the Company, and such different terms may create an incentive for Blackstone or Blackstone Credit & Insurance, as applicable, to manage such vehicles, which could result in the Company receiving a lesser percentage of an investment opportunity than if such co-investment vehicles did not exist. Such relationships will from time to time give rise to conflicts of interest, and there can be no assurance that such conflicts of interest will be resolved in favor of the Company. Accordingly, any investment opportunities that would have otherwise been offered or allocated, in whole or in part, to the Company can be reduced and made available to co-investment vehicles. Co-investments may be offered by the Advisers on such terms and conditions as the Advisers determine in their discretion on a case-by-case basis.

Investments in Portfolio Companies Alongside Other Clients. As a BDC regulated under the 1940 Act, the Company is subject to certain limitations relating to co-investments and joint transactions with affiliates, which will in certain circumstances limit the Company’s ability to make investments or enter into other transactions alongside the Other Clients. There can be no assurance that such regulatory restrictions will not adversely affect the Company’s ability to capitalize on attractive investment opportunities.
Blackstone has received an exemptive order that permits the Company and other Regulated Funds to, among other things, co-invest with certain other persons, including other Regulated Funds, certain affiliates of Blackstone, Blackstone and certain funds managed and controlled by Blackstone and its affiliates, subject to certain terms and conditions. Pursuant to such order, we may co-invest in a negotiated deal with certain affiliates of the Advisers and Blackstone or certain funds managed and controlled by the Advisers, Blackstone and their respective affiliates, subject to certain terms and conditions.
From time to time, the Company will co-invest with Other Clients (including co-investment or other vehicles in which the Firm or its personnel invest and that co-invest with such Other Clients) or affiliates in investments that are suitable for both the Company and such Other Clients, as permitted by applicable law (including the 1940 Act) and/or any applicable SEC-granted exemptive order. Even if the Company and any such Other Clients invest in the same securities or loans, conflicts of interest are still expected to arise. For example, it is possible that as a result of legal, tax, regulatory, accounting, political, national security or other considerations, the terms of such investment (and divestment thereof) (including with respect to price and timing) for the Company and such other funds and vehicles are not the same. Additionally, the Company and such Other Clients and/or vehicles will generally have different investment periods and/or investment objectives (including return profiles) and Blackstone Credit & Insurance, as a result, could have conflicting goals with respect to the amount, price and timing of disposition opportunities. As such, subject to applicable law and any applicable exemptive order issued by the SEC, the Company and/or such Other Clients may dispose of any such shared investment at different times on different terms and/or otherwise on a non-pro rata basis.
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
Self-Administration of the Company. Blackstone Credit & Insurance expects to provide certain fund administration services to the Company in lieu of or in addition to engaging or relying on a third-party administrator to perform such services. The costs for providing these services are not included in the management fee under the Investment Advisory Agreement and will be paid separately by the Company. Blackstone Credit & Insurance also reserves the right to charge the Company a reduced rate for these services, or to reduce or waive such charges entirely, subject to the 1940 Act. Blackstone Credit & Insurance’s ability to determine the reimbursement obligation from the Company creates a conflict of interest. Blackstone Credit & Insurance addresses this conflict by reviewing its fund administration costs to ensure that it is comparable and fair with regard to equivalent services performed by a non-affiliated third party at a rate negotiated on an arm’s length basis. The Board periodically reviews the reimbursement obligation.
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

The involvement of third-party service providers may present a number of risks due to, among other factors, Blackstone’s reduced control over the functions that are outsourced. There can be no assurances that Blackstone will be able to identify, prevent or mitigate the risks of engaging third-party service providers. The Company may suffer adverse consequences from actions, errors or failures to act by such third parties, and will have obligations, including indemnity obligations, and limited recourse against them. Outsourcing may not occur uniformly for all Blackstone managed vehicles and accounts and the expenses borne by such vehicles and accounts will vary. Accordingly, certain costs may be incurred by (or allocated to) the Company through the use of third-party service providers that are not incurred by (or allocated to) Other Clients.
Material, Non-Public Information. Blackstone Credit & Insurance will come into possession of confidential information with respect to an issuer and other actual or prospective portfolio companies. Blackstone Credit & Insurance can be restricted from buying, originating or selling securities, loans, or derivatives on behalf of the Company until such time as the information becomes public or is no longer deemed material such that it would preclude the Company from participating in an investment. Disclosure of such information to the Advisers’ personnel responsible for the affairs of the Company will be on a need-to-know basis only, and the Company might not be free to act upon any such information. Therefore, the Company will not always have access to confidential information in the possession of Blackstone Credit & Insurance that might be relevant to an investment decision to be made for the Company. In addition, Blackstone Credit & Insurance, in an effort to avoid buying or selling restrictions on behalf of the Company or Other Clients, can choose to forego an opportunity to receive (or elect not to receive) information that other market participants or counterparties, including those with the same positions in the issuer as the Company, are eligible to receive or have received, even if possession of such information would otherwise be advantageous to the Company.
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
Broken Deal Expenses. Any expenses that may be incurred by the Company for actual investments as described herein may also be incurred by the Company with respect to broken deals (i.e., investments that are not consummated) (“Broken Deal Expenses”). While Blackstone Credit & Insurance expects to generally allocate broken deal expenses pro rata among Clients and/or Other Clients that were expected to participate in the transaction, unless required by law or regulation, Blackstone Credit & Insurance is not required to and, in most circumstances, will not seek reimbursement of Broken Deal Expenses (i.e., expenses incurred in pursuit of an investment that is not consummated) from third parties, including counterparties to the potential transaction or potential co-investors. Examples of such Broken Deal Expenses include, but are not limited to, reverse termination fees, extraordinary expenses such as litigation costs and judgments, meal, travel and entertainment expenses incurred, deposits or down payments which are forfeited in connection with unconsummated transactions, costs from onboarding (i.e., KYC) investment entities with a financial institution, commitment fees that become payable in connection with a proposed investment, consulting fees and expenses (including all expenses incurred in connection with any tax audit or investigation settlement), printing and publishing expenses, costs of negotiating co-investment documentation (including non-disclosure agreements with counterparties), and legal, accounting, tax and other due diligence and pursuit costs and expenses including, for the avoidance of doubt, any consultant expenses and including in certain circumstances, broken deal expenses associated with services (including transaction support services such as identifying potential investments) provided by portfolio companies, which may include expenses incurred prior to the commencement of the Company’s investment activities. Any such Broken Deal Expenses could, in the sole discretion of Blackstone Credit & Insurance, be allocated solely to the Company and not to Other Clients or co-investment vehicles that could have made the investment, even when the Other Client or co-investment vehicle commonly invests alongside the Company in its investments or the Firm or Other Clients in their investments. In such cases, the Company’s shares of expenses would increase. The Advisers expect that until a potential investment of the Company is formally allocated to an Other Client (it being understood that final allocation decisions are typically made shortly prior to closing an investment), the Company is expected to bear the broken deal expenses for such investment, which may result in substantial amounts of broken deal expenses. In the event Broken Deal Expenses are allocated to an Other Client or a co-investment vehicle, Blackstone Credit & Insurance or the Company will, in certain circumstances, advance such fees and expenses without charging interest until paid by the Other Client or co-investment vehicle, as applicable.
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

The Company will, as determined by Blackstone Credit & Insurance and as permitted by the governing fund documents, bear the cost of fund administration, compliance and accounting (including, without limitation, maintaining financial records, filing of the Company’s tax returns, overseeing the calculation of the Company’s NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to the Company’s shareholders and reports filed with the SEC and other regulators, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others, providing office space, equipment and office services), in house legal, tax planning and other related services provided by Firm personnel and related parties to the Company and its portfolio companies, including the allocation of their compensation and related overhead otherwise payable by the Firm, or pay for their services at market rates, as discussed above in “Self-Administration of the Company.” Such allocations or charges can be based on any of the following methodologies: (i) requiring personnel to periodically record or allocate their historical time spent with respect to the Company or the Firm approximating the proportion of certain personnel’s time spent with respect to the Company, and in each case allocating their compensation (including, without limitation, salary, bonus and benefits) and allocable overhead based on time spent, or charging their time spent at market rates, (ii) the assessment of an overall dollar amount (based on a fixed fee or percentage of assets under management) that the Firm believes represents a fair recoupment of expenses and a market rate for such services or (iii) any other similar methodology determined by the Firm to be appropriate under the circumstances. Certain Firm personnel will provide services to few, or only one, of the Company and Other Clients, in which case the Firm could rely upon rough approximations of time spent by the employee for purposes of allocating the salary and overhead of the person if the market rate for services is clearly higher than allocable salary and overhead. However, any methodology (including the choice thereof) involves inherent conflicts and may result in incurrence of greater expenses by the Company and its portfolio companies than would be the case if such services were provided by third parties.
Blackstone Credit & Insurance, Other Clients and their portfolio companies, and their affiliates, personnel and related parties could continue to receive fees, including performance-based or incentive fees, for the services described in the preceding paragraphs with respect to investments sold by the Company or a portfolio company to a third-party buyer after the sale is consummated. Such post-disposition involvement will give rise to potential or actual conflicts of interest, particularly in the sale process. Moreover, Blackstone Credit & Insurance, Other Clients and their portfolio companies, and their affiliates, personnel and related parties could acquire a stake in the relevant asset as part of the overall service relationship, at the time of the sale or thereafter.
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
Except as set forth above, the Company and shareholders will not receive the benefit (e.g., through a reduction to the management fee or otherwise) of any fees or other compensation or benefit received by Blackstone Credit & Insurance, its affiliates or their personnel and related parties. (See also “—Service Providers, Vendors and Other Counterparties Generally” and “—Other Firm Business Activities”).
Securities and Lending Activities. Blackstone, its affiliates and their related parties and personnel will from time to time participate in underwriting or lending syndicates with respect to current or potential portfolio companies, or will otherwise act as arrangers of financing, including with respect to the public offering and/or private placement of debt or equity securities issued by, or loan proceeds borrowed by the Company and its portfolio companies, or otherwise in arranging financing (including loans) for such portfolio companies or advise on such transactions. Such underwritings or engagements can be on a firm commitment basis or can be on an uncommitted “best efforts” basis, and the underwriting or financing parties are under no duty to provide any commitment unless specifically set forth in the relevant contract. Blackstone may also provide placement or other similar services to purchasers or sellers of securities, including loans or instruments issued by portfolio companies. There could also be circumstances in which the Company commits to purchase any portion of such issuance from the portfolio company that a Blackstone broker-dealer intends to syndicate to third parties. As a result thereof, subject to the limitations of the 1940 Act, Blackstone may be permitted to receive commissions or other compensation, thereby creating a potential conflict of interest. This could include, by way of example, fees and/ or commissions for equity syndications to co-investment vehicles. In certain cases, subject to the limitations of the 1940 Act, a Blackstone broker-dealer will, from time to time, act as the managing underwriter, or a member of the underwriting syndicate or broker for the Company or its portfolio companies, or as dealer, broker or advisor to a counterparty to the Company or a portfolio company, and purchase securities from or sell securities to the Company, Other Clients or portfolio companies of the Company or Other Clients or advise on such transactions. Blackstone expects to also, on behalf of the Company or other parties to a transaction involving the Company or its portfolio companies, effect transactions, including transactions in the secondary markets that result in commissions or other compensation paid to Blackstone by the Company or its portfolio companies or the counterparty to the transaction, thereby creating a potential conflict of interest. This could include, by way of example, fees and/or commissions for equity syndications to co-investment vehicles. Subject to applicable law, Blackstone expects to receive underwriting fees, discounts, placement commissions, loan modification or restructuring fees, servicing fees, capital markets advisory fees, lending arrangement fees, asset/property management fees, insurance (including title insurance) incentive fees and consulting fees, monitoring fees, commitment fees, syndication fees, origination fees, organizational fees, operational fees, loan servicing fees, and financing and divestment fees (or, in each case, rebates in lieu of any such fees, whether in the form of purchase price discounts or otherwise, even in cases where Blackstone, an Other Client or its portfolio companies are purchasing debt) or other compensation with respect to the foregoing activities, which are not required to be shared with the Company. In addition, the management fee with respect to a shareholder generally will not be reduced by such amounts. Therefore, Blackstone will from time to time have a potential conflict of interest regarding the Company and the other parties to those transactions to the extent it receives commissions, discounts or other compensation from such other parties. Subject to applicable law, including the conditions of the co-investment exemptive order, origination fees paid to Blackstone in connection with a transaction could be allocated, or not, to Other Clients or co-investment vehicles that invest (or are expected to invest) alongside the Company. The Board, in its sole discretion, will approve any transactions, subject to the limitations of the 1940 Act, in which a Blackstone broker-dealer acts as an underwriter, as broker for the Company, or as dealer, broker or advisor, on the other side of a transaction with the Company only where the Board believes in good faith that such transactions are appropriate for the Company and, by investing into the Common Shares in the Company, a shareholder consents to all such transactions, along with the other transactions involving conflicts of interest described herein, to the fullest extent permitted by law; provided that such consent waiver shall not be construed as a waiver of the shareholder’s rights under federal securities laws or a consent to a violation of federal securities laws.
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
PJT. On October 1, 2015, Blackstone spun off its financial and strategic advisory services, restructuring and reorganization advisory services, and its Park Hill Group fund placement businesses and combined these businesses with PJT Partners Inc. (“PJT”), an independent financial advisory firm founded by Paul J. Taubman. While PJT operates independently from Blackstone and is not an affiliate thereof, it is expected that there will be substantial overlapping ownership between Blackstone and PJT for a considerable period of time going forward. Therefore, conflicts of interest will arise in connection with transactions between or involving the Company and its portfolio companies, on the one hand, and PJT, on the other. The pre-existing relationship between Blackstone and its former personnel, the overlapping ownership and co-investment and other continuing arrangements between PJT and Blackstone can be expected to influence Blackstone Credit & Insurance to select or recommend PJT to perform services for the Company or its portfolio companies, the cost of which will generally be borne directly or indirectly by the Company and its shareholders. Given that PJT is no longer an affiliate of Blackstone, Blackstone and its affiliates are able to cause the Company and portfolio companies to transact with PJT generally without restriction under the applicable governing documents, notwithstanding the relationship between Blackstone and PJT. In addition, one or more investment vehicles controlled by Blackstone could be established to facilitate participation in Blackstone’s side-by-side investment program by employees and/or partners of PJT.

Portfolio Company Relationships Generally. The Company’s portfolio companies, including special purpose vehicles that might be formed in connection with investments, are expected to be counterparties to or participants in agreements, transactions or other arrangements with the Company, Other Clients, and/or portfolio companies of the Company and Other Clients or other Blackstone affiliates and/or any portfolio companies of the foregoing for the provision of goods and services, purchase and sale of assets and other matters (including information-sharing and/or consulting and employment relationships). For example, from time to time, certain portfolio companies of the Company or Other Clients will provide or recommend goods or services to Blackstone, the Company, Other Clients, or other portfolio companies of the Company or Other Clients will similarly acquire or form one or more portfolio companies that will originate and sell loans or other assets to Blackstone, Other Clients and/or portfolio companies of Other Clients. As another example, it can also be expected that the management of one or more portfolio companies will consult with one another (or with one or more portfolio companies of an Other Client) in respect of seeking its expertise, industry view, or otherwise on a particular topic including but not limited to an asset and/or the purchase and /or sale thereof. Moreover, the Company and/or an Other Client can consult with a portfolio company or a portfolio company of an Other Client as part of the investment diligence for a potential investment by the Company or such Other Client. As a result of, or as part of such interactions or otherwise, personnel at one portfolio company will in certain cases transfer to or become employed by another portfolio company (including, for purposes of this disclosure, a portfolio company of an Other Client), the Company, Blackstone or their respective affiliates. Further, personnel of Blackstone Credit & Insurance, Blackstone or their respective affiliates will transfer to or become employed by a portfolio company (together with personnel departing a portfolio company for employment at Blackstone, Blackstone Credit & Insurance, their affiliates or another portfolio company, “Transferring Personnel”). Any such transfer may result in payments by the entity that such personnel is going to, to the entity such personnel is departing from. Although the Firm might determine that such agreements, transactions or other arrangements are consistent with the requirements of such Other Clients’ offering and/or governing agreements, it is possible that such agreements, transactions or other arrangements might not have otherwise been entered into but for the affiliation with Blackstone Credit & Insurance and/or Blackstone. The compensation earned and subsequently paid to such personnel may include arrangements designed to make such person whole for unvested equity or carried interest attributable to such personnel’s entity of origin that was forfeited in connection with their departure therefrom. Transferring Personnel agreements, transactions and other arrangements present a conflict of interest in that they will involve the payment of fees and other amounts, some of which compensation may be paid in connection with unvested equity in Blackstone, an Other Client, or a portfolio company (which may be in the form of public stock, limited partnership interests or otherwise), none of which will result in any offset to the management fees and are not otherwise shared with the Company, notwithstanding that some of the services provided by a portfolio company are similar in nature to the services provided by Blackstone Credit & Insurance. There can be no assurance that the terms of any such agreement, transaction or other arrangement will be as favorable to a portfolio company or the Company as otherwise would be the case if the counterparty for the transfer were not related to Blackstone. As Transferring Personnel are expected to comprise individuals who are currently compensated by Blackstone and whose associated costs (e.g., overhead) are not directly or indirectly borne by the Company or Other Clients, Blackstone Credit & Insurance has a conflict of interest in determining to arrange a transfer or employment arrangement for such Transferring Personnel such that their compensation and associated costs will be borne by portfolio companies of the Company or Other Clients instead of by Blackstone, Blackstone Credit & Insurance or their respective affiliates, and to facilitate the transfer of such Transferring Personnel rather than engage in the retention or full-time hiring of third-party candidates for such roles at portfolio companies, Blackstone, Blackstone Credit & Insurance or their affiliates. These conflicts of interest will not necessarily be resolved in favor of the Company.
Furthermore, any such transfer or change in employment by Transferring Personnel will involve employees of different levels of experience, functional expertise and seniority (including, for avoidance of doubt, senior managing directors at Blackstone and members of the management team at the portfolio company), and in certain instances is expected to be conducted on a programmatic basis involving a designated number of Transferring Personnel across one or a range of identified portfolio companies. Where Transferring Personnel are departing from a portfolio company, Blackstone, Blackstone Credit & Insurance or their affiliates, it is not expected in all instances that such entity will hire new personnel, or transfer existing personnel, to fill such Transferring Personnel’s prior role, and in certain cases the roles intended to be occupied by Transferring Personnel will be roles newly created for such Transferring Personnel. Moreover, the respective roles of the Transferring Personnel at the entities involved in such transfer could be substantially similar and involve functional responsibilities and activities (including as between Blackstone, Blackstone Credit & Insurance or their affiliates on the one hand, and portfolio companies of the Company or an Other Client on the other hand) that do not materially differ. While in certain cases a dedicated search could be conducted by Blackstone or a portfolio company for the employment position that the Transferring Personnel will fill, a search is not required or expected to be performed in most instances.

Any such transfer will result in costs being transferred from the entity where such Transferring Personnel originated to the entity where such Transferring Personnel is going. The compensation earned and subsequently paid to such Transferring Personnel will in certain cases include arrangements designed to address Transferring Personnel’s pre-existing compensation interests, including unvested equity or carried interest attributable to such Transferring Personnel’s entity of origin (including but not limited to Blackstone, Blackstone Credit & Insurance or their affiliates) that was forfeited in connection with their departure therefrom, which is expected for certain Transferring Personnel to be material. For example, if a Blackstone employee transfers to or becomes employed by a portfolio company, such portfolio company could provide the Transferring Personnel equity of the portfolio company or other similar incentive or cash compensation to the Transferring Personnel to compensate them for the unvested equity or carried interest they are forfeiting as a result of the transfer. This will result in additional costs to the portfolio company that otherwise would have been borne by Blackstone or Blackstone Credit & Insurance. While in some cases benchmarking, verification or other analysis could be conducted in respect of the compensation package being offered to the Transferring Personnel (including any unvested equity or carried interest compensation), there is no requirement that benchmarking, verification or other analysis be conducted, and in some instances the compensation package could be above market rate and/or not verifiable.
Blackstone and/or Blackstone Credit & Insurance reserves the right to cause, or offer the opportunity to, portfolio companies to enter into agreements regarding benefits management, purchase of title and other insurance policies (which can be expected to include brokerage or placement thereof), and generally will be pooled across portfolio companies and discounted due to scale, including through sharing of deductibles and other forms of shared risk retention from a third party or an affiliate of Blackstone Credit & Insurance/or Blackstone, and other operational, administrative or management related matters from a third party or a Firm affiliate, and other similar operational initiatives that can result in commissions or similar payments, including related to a portion of the savings achieved by the portfolio company. Such agreements, transactions or other arrangements will generally be entered into without the consent or direct involvement of the Company and/or such Other Client or the consent of the Board and/or the shareholders of the Company or such Other Client (including, without limitation, in the case of minority and/or non-controlling investments by the Company in such portfolio companies or the sale of assets from one portfolio company to another) and/or such Other Client. In any such case, the Company might not be involved in the negotiation process, and there can be no assurance that the terms of any such agreement, transaction or other arrangement will be as favorable to a portfolio company or the Company as otherwise would be the case if the counterparty were not related to the Firm.
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

In addition, a portfolio company of the Company will from time to time enter into agreements, transactions or other arrangements with another portfolio company of the Company or one or more portfolio companies of an Other Client (including the sale of assets between such portfolio companies). This may give rise to actual or potential conflicts of interest for Blackstone Credit & Insurance, the Company, the Other Clients and/or their respective affiliates, as such agreements, transactions or arrangements may be more favorable for one portfolio company than another, thus benefitting the Company or Other Client at the expense of the other. Such agreements, transactions or other arrangements may be entered into without the consent or direct involvement of the Company (including the investors therein) and/or such Other Client (or the consent of the limited partner advisory committee and/or the limited partners of such Other Client) (and may arise in particular in circumstances where the Company and/or such Other Client has made a non-controlling investment in the underlying portfolio company). In any such case, the Company may not be involved in the negotiation process and the terms of any such agreement, transaction or other arrangement may not be as favorable to the Company as otherwise may be the case if the Company were involved.
Certain portfolio companies have established or invested in, or can be expected to in the future establish or invest in, vehicles that are managed exclusively by the portfolio company (and not the Company or the Firm or any of its affiliates) and that invest in asset classes or industry sectors (such as cyber security) that fall within the Company’s investment strategy. Such vehicles, which would not be considered affiliates of the Firm and would not be subject to the Firm’s policies and procedures, have the potential to compete with the Company for investment opportunities. In addition, Blackstone and its affiliates and portfolio companies will also establish other investment products, vehicles and platforms focusing on specific asset classes or industry sectors (such as reinsurance) that fall within the Company’s investment strategy, which would possibly compete with Other Clients for investment opportunities. Such arrangements would give rise to conflicts of interest that would not necessarily be resolved in favor of the Company. In addition, the Company reserves the right to hold non-controlling interests in certain portfolio companies and, as a result, such portfolio companies could engage in activities outside of the Company’s control that would have adverse consequences on the Company and/or its other portfolio companies.
Blackstone has also entered into certain investment management arrangements whereby it provides investment management services for compensation to insurance companies including (i) FGL and certain of its affiliates, (ii) Everlake and certain of its affiliates, (iii) certain subsidiaries of Corebridge and (iv) certain subsidiaries of Resolution Life. As of the date hereof, Blackstone owns a minority equity interest in the parent company of Everlake and Blackstone Clients own the remaining equity interests in the parent company of Everlake, and Blackstone owns a minority equity interest in the parent company of Corebridge. The foregoing insurance company investment management arrangements will involve investments by such insurance company clients across a variety of asset classes (including investments that would otherwise be appropriate for the Company). As a result, in addition to the compensation Blackstone receives for providing investment management services to insurance companies in which Blackstone or an Other Client owns an interest, in certain instances Blackstone receives additional compensation in its capacity as an indirect owner of such insurance companies and/or Other Clients. In the future Blackstone will likely enter into similar arrangements with other portfolio companies of the Company, Other Clients or other insurance companies. Such arrangements have the potential to reduce the allocations of investments to the Company, and Blackstone could be incentivized to allocate investments away from the Company to such insurance company client under such investment management arrangements or other vehicles/accounts to the extent the economic arrangements related thereto are more favorable to Blackstone relative to the terms of the Company.
Further, portfolio companies with respect to which the Firm can elect members of the board of directors or a managing member could, as a result, subject the Company and/or such directors or managing member to fiduciary obligations to make decisions that they believe to be in the best interests of any such portfolio company. Although in most cases the interests of the Company and any such portfolio company will be aligned, this will not always be the case. This has the potential to create conflicts of interest between the relevant director’s or managing member’s obligations to any such portfolio company and its stakeholders, on the one hand, and the interests of the Company, on the other hand. Although Blackstone Credit & Insurance will generally seek to minimize the impact of any such conflicts, there can be no assurance they will be resolved favorably for the Company. For instance, such positions could impair the ability of the Company to sell the securities of an issuer in the event a director receives material non- public information by virtue of their role, which would have an adverse effect on the Company. Furthermore, an employee of Blackstone serving as a director to a portfolio company owes a fiduciary duty and/or other obligations to the portfolio company, on the one hand, and the Company, on the other hand, and such employee could be in a position where they must make a decision that is either not in the best interest of the Company, or is not in the best interest of the portfolio company. Blackstone personnel serving as directors can make decisions for a portfolio company that negatively impact returns received by the Company as an investor in the portfolio company. In addition, to the extent an employee serves as a director on the board of more than one portfolio company, such employees’ fiduciary duties among the two portfolio companies can be expected to create a conflict of interest. In general, the Advisers and Blackstone personnel will be entitled to indemnification from the Company.
Portfolio Company Service Providers and Vendors. Subject to applicable law, the Company, Other Clients, portfolio companies of each of the foregoing and Blackstone Credit & Insurance can be expected to engage portfolio companies of the Company and Other Clients to provide some or all of the following services: (a) corporate support services (including, without limitation, accounts payable, accounts receivable, accounting/audit (e.g., valuation support services), account management (e.g., treasury, customer due diligence), insurance, procurement, placement, brokerage and consulting services, cash management and monitoring consolidation, accounts receivable financing, corporate secretarial and executive assistant services, domiciliation, data services, directorship services, finance/budgeting and forecasting, financing management, human resources (e.g., the onboarding and ongoing development of personnel), communication, public relations and publicity, information technology and software systems support, corporate governance and entity management (e.g., liquidation, dissolution and/or otherwise end of term services), risk management and compliance, internal compliance, know-your-client reviews and refreshes, judicial processes, legal, environmental due diligence support (e.g., review of property condition reports, energy consumption), climate accounting services, sustainability program management services, engineering services, services related to the sourcing, development and implementation of renewable energy, sustainability data collection and reporting services, capital planning services, operational coordination (i.e., coordination with joint venture partners, property managers), risk management, reporting (such as tax reporting, debt reporting or other reporting), tax and treasury, tax analysis and compliance (e.g., CIT and VAT compliance), transfer pricing and internal risk control, treasury and valuation services) and other services; (b) loan services (including, without limitation, monitoring, restructuring and work-out of performing, sub-performing and nonperforming loans, administrative services, and cash management), lender relationship management (i.e., coordinating with lender on any ongoing obligations under any relevant borrowing, indebtedness or other credit support (including any required consultation with or reporting to such lender) and whole loan servicing oversight (e.g., collateral management, due diligence and servicing oversight)); (c) management services (i.e., management by a portfolio company, Blackstone affiliate or third party (e.g., a third-party manager or operating partner) of operational services); (d) operational services (i.e., general management of day to day operations), including, without limitation, personnel, construction management (such as management of general contractors on capital projects), leasing services (such as leasing strategy, management of third-party brokers, negotiation of major leases and negotiation of leases), project management (such as management of development projects, project design and execution, vendor management, and turnkey services); (e) risk management (tax and treasury); (f) transaction support services (including, without limitation, acquisition support; customer due diligence and related onboarding; liquidation; reporting; managing relationships with brokers, banks and other potential sources of investments, identifying potential investments, coordinating with investors, assembling relevant information, conducting financial and market analyses and modelling, coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions, coordinating design and development works (such as recommending and implementing design decisions); and providing diligence and negotiation support to acquire the same; coordinating with investors; assembling relevant information, conducting financial and market analysis and modeling; coordinating closing/post-closing procedures for acquisitions, dispositions and other transactions; marketing and distribution, overseeing brokers, lawyers, accountants and other advisors, working with consultants and third parties to pursue entitlements; providing in-house legal, sustainability and accounting services, assisting with due diligence, preparation of project feasibilities, site visits, transaction consulting and specification of technical analysis and review of (i) design and structural work, (ii) certifications, (iii) operations and maintenance manuals and (iv) statutory documents); (g) insurance procurement, placement, brokerage and consulting services; and (h) other services. Similarly, Blackstone Credit & Insurance, Other Clients and their portfolio companies can be expected to engage portfolio companies of the Company to provide some or all of these services. Some of the services performed by portfolio company service providers could also be performed by Blackstone Credit & Insurance and vice versa. Fees paid by the Company or its portfolio companies to or value created by other portfolio company service providers do not reduce the management fee payable by the Company and are not otherwise shared with the Company. In certain circumstances, Blackstone can be expected to play a substantial role in overseeing the personnel of portfolio company service providers that provide services to the Company, Other Clients and/or their portfolio companies on an ongoing basis, including with respect to the selection, hiring, retention and compensation of such personnel. Such personnel or relevant portfolio company could be compensated with a salary and equity incentive plan, including a portion of profits derived from the Company or a portfolio company or asset of the Company, or other long term incentive plans, and the total compensation package is likely to differ from portfolio company to portfolio company, even where such portfolio companies service the same or similar pools of assets held by the Company, Other Clients and/or Blackstone, which may influence decisions by such personnel with respect to allocation of time and/or opportunities to the assets held by the Company and, in certain circumstances, encourage such personnel or portfolio company to focus on assets or pools of assets they view as providing superior compensation and present a potential conflict of interest. In addition, Blackstone has multiple business lines, which may result in competition with a portfolio company for high performing executive talent and presents actual and potential conflicts of interest. For example, Blackstone may “poach” a portfolio company executive, or such executive may interview with Blackstone during the applicable contractual period with respect to such person’s existing position and later be hired by Blackstone after such period. A portfolio company may want to retain such executives or other employees, and regardless, Blackstone is under no obligation to avoid interviewing or hiring such employees. For example, Blackstone may establish a team of personnel to provide support services exclusively to the Company and Other Clients and their portfolio companies (and/or other investment funds or accounts managed or controlled by Blackstone).
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
Sphera. Sphera is a portfolio company of certain Other Clients that provides environmental, health and safety and sustainability software services and data.
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
Peridot Financial Services (“Peridot”) and Global Supply Chain Finance (“GSCF”). Peridot and GSCF are portfolio companies of certain Other Clients that provide supply chain financing and accounts receivable services globally.
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
Revantage. Revantage is a portfolio entity of certain Blackstone Clients that provides corporate support services (e.g., accounting, legal, tax, treasury, information technology and human resources and insurance procurement), construction and project management services, leasing services, property management services, transaction support services and management services.
Binomial. Binomial is a portfolio company of certain Other Clients that provides corporate support services.
The Company may invest in affiliated registered investment companies and/or business development companies that may engage affiliated portfolio company service providers and vendors implicating similar risks as those described herein.
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
The Company and its portfolio companies will compensate one or more of these service providers and vendors owned by the Company or Other Clients, including through incentive based compensation payable to their management teams and other related parties. Some of these service providers and vendors owned or controlled by the Company or Other Clients may charge the Company and its portfolio companies for goods and services at rates generally consistent with those available in the market for similar goods and services. The discussion regarding the determination of market rates under “—Firm Affiliated Service Providers” herein applies equally in respect of the fees and expenses of the portfolio company service providers, if charged at rates generally consistent with those available in the market. Other service providers and vendors owned and/or controlled by the Company or Other Clients pass through expenses on a cost reimbursement, no-profit or break-even basis, in which case the service provider allocates costs and expenses directly associated with work performed for the benefit of the Company and its portfolio companies to them, along with any related tax costs and an allocation of the service provider’s overhead, including any of the following: salaries, wages, benefits and travel expenses; marketing and advertising fees and expenses; legal, compliance, accounting and other professional fees and disbursements; office space, furniture and fixture and equipment; insurance premiums; technology expenditures (including hardware and software costs, and servicing costs and upgrades related thereto); costs to engage recruitment firms to hire employees; diligence expenses; one-time costs, including costs related to building-out, expanding and winding-down a portfolio company; costs that are of a limited duration or non-recurring (such as start-up or technology build-up costs, one-time technology and systems implementation costs, employee on-boarding and severance payments, and readiness of initial public offerings and other infrastructure costs); taxes; and/or liabilities determined by Blackstone based on applicable margin tax rates and other operating, establishment, expansion and capital expenditures (including financing and interest thereon). Any of the foregoing costs, although allocated in a particular period, will, in certain circumstances, relate to activities occurring outside the period (including in prior periods, such as where any such costs are amortized over an extended period), and further will, in certain circumstances, be of a general and administrative nature that is not specifically related to particular services, and therefore the Company could pay more than its pro rata portion of fees for services. In addition, in certain circumstances, Blackstone also relies on the management team of a portfolio company with respect to the determination of costs and expenses and allocation thereof and does not oversee or participate in such determinations or allocations. Moreover, to the extent a portfolio company uses an allocated cost model with respect to fees, costs and expenses, such fees, costs and expenses are typically estimated and/or accrued quarterly (or on another regular periodic basis) but not finalized until year-end and as a result, such year-end true-up is subject to fluctuation and increases such that for a given year, the year-end cumulative amount with respect to fees, costs and expenses may be greater than the sum of the quarterly estimates (or other periodic estimates where applicable) and/or accruals and therefore the Company could bear more fees, costs and expenses at year-end than had been anticipated throughout the year. The allocation of overhead among the entities and assets to which services are provided can be expected to be based on any of a number of different methodologies, including, without limitation, “cost” basis as described above, “time-allocation” basis, “per unit” basis, “per square footage” basis or “fixed percentage” basis, and the particular methodology used to allocate such overhead among the entities and assets to which services are provided are expected to vary depending on the types of services provided and the applicable asset class involved, and could, in certain circumstances, change from one period to another. There can be no assurance that a different manner of allocation would result in the Company and its portfolio companies bearing less or more costs and expenses. In addition, a portfolio company that uses a “cost” basis methodology may, in certain circumstances, change its allocation methodology, for example, to charging a flat fee for a particular service or instance (or vice versa) or to another methodology described herein or otherwise, and such changes may increase or reduce the amounts received by such portfolio companies for the same services, and shareholders will not necessarily be entitled to receive notice or disclosure of such changes in allocation methodology. In certain instances, particularly where such service providers and vendors are located in Europe or Asia, such service providers and vendors will charge the Company and its portfolio companies for goods and services at cost plus a percentage of cost for transfer pricing or other tax, legal, regulatory, accounting or other reasons or even decide to amortize any costs or expenses to address accounting or operational considerations. Further, the Company and its portfolio companies may compensate one or more of these service providers and vendors owned by the Company or Other Clients through incentive-based compensation payable to their management teams and other related parties. Blackstone Credit & Insurance will not always perform or obtain benchmarking analysis or third-party verification of expenses with respect to services provided on a cost reimbursement, no profit or break even basis, or in respect of incentive-based compensation. There can be no assurances that amounts charged by portfolio company service providers that are not controlled by the Company or Other Clients will be consistent with market rates or that any benchmarking, verification or other analysis will be performed with respect to such charges. If benchmarking is performed, the related expenses will be borne by the Company, Other Clients and their respective portfolio companies and will not reduce the management fee. A portfolio company service provider will, in certain circumstances, subcontract certain of its responsibilities to other portfolio companies. In such circumstances, the relevant subcontractor could invoice the portfolio company for fees (or in the case of a cost reimbursement arrangement, for allocable costs and expenses) in respect of the services provided by the subcontractor. The portfolio company, if charging on a cost reimbursement, no-profit or break-even basis, would in turn allocate those costs and expenses as it allocates other fees and expenses as described above. Similarly, Other Clients, their portfolio companies and Blackstone Credit & Insurance can be expected to engage portfolio companies of the Company to provide services, and these portfolio companies will generally charge for services in the same manner described above, but the Company and its portfolio companies generally will not be reimbursed for any costs (such as start-up costs or technology build-up costs) relating to such portfolio companies incurred prior to such engagement. Some of the services performed by these service providers could also be performed by Blackstone Credit & Insurance from time to time and vice versa. Fees paid by the Company or its portfolio companies to these service providers do not offset or reduce the management fees payable to the Adviser.
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
Service Providers, Vendors and Other Counterparties Generally. Certain third-party advisors and other service providers and vendors or their affiliates to the Company and its portfolio companies (including accountants, administrators, paying agents, depositories, lenders, bankers, brokers, attorneys, consultants, title agents and investment or commercial banking firms) are owned by the Firm, the Company or Other Clients or provide goods or services to, or have other business, personal, financial or other relationships with, the Firm, the Other Clients and their respective portfolio companies and affiliates and personnel. Such advisors and service providers referred to above could be investors in the Company, affiliates of the Advisers, sources of financing and investment opportunities or co-investors or commercial counterparties or entities in which the Firm and/or Other Clients have an investment, and payments by the Company and/or such entities can be expected to indirectly benefit the Firm, the Other Clients and their respective portfolio companies or any affiliates or personnel. Also, advisors, lenders, investors, commercial counterparties, vendors and service providers (including any of their affiliates or personnel) to the Company and its portfolio companies could have other commercial or personal relationships with the Firm, Other Clients and their respective portfolio companies, or any affiliates, personnel or family members of personnel of the foregoing. Although the Firm selects service providers and vendors it believes are most appropriate in the circumstances based on its knowledge of such service providers and vendors (which knowledge is generally greater in the case of service providers and vendors that have other relationships to the Firm), the relationship of service providers and vendors to the Firm as described above will influence the Firm in deciding whether to select, recommend or form such an advisor or service provider to perform services for the Company, subject to applicable law, or a portfolio company, the cost of which will generally be borne directly or indirectly by the Company and can be expected to incentivize the Firm to engage such service provider over a third party, utilize the services of such service providers and vendors more frequently than would be the case absent the conflict, or to pay such service providers and vendors higher fees or commissions, resulting in higher fees and expenses being borne by the Company, than would be the case absent the conflict. The incentive could be created by current income and/or the generation of enterprise value in a service provider or vendor; the Firm can be expected to also have an incentive to invest in or create service providers and vendors to realize on these opportunities.
The Firm has a practice of not entering into any arrangements with advisors, vendors or service providers that provide lower rates or discounts to the Firm itself compared to those it enters into on behalf of the Company and its portfolio companies for the same services. However, legal fees for unconsummated transactions are often charged at a discounted rate, such that if the Company and its portfolio companies consummate a higher percentage of transactions with a particular law firm than the Firm, the Company, Other Clients and their portfolio companies, the shareholders could indirectly pay a higher net effective rate for the services of that law firm than the Firm, the Company or Other Clients or their portfolio companies. Also, advisors, vendors and service providers often charge different rates or have different arrangements for different types of services. For example, advisors, vendors and service providers often charge fees based on the complexity of the matter as well as the expertise and time required to handle it. Therefore, to the extent the types of services used by the Company and its portfolio companies are different from those used by the Firm, Other Clients and their portfolio companies, and their affiliates and personnel, the Company and its portfolio companies can be expected to pay different amounts or rates than those paid by such other persons. Similarly, the Firm, the Company, the Other Clients and their portfolio companies and affiliates can be expected to enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with the Firm and including counterparties which provide goods or services to the Company or Other Clients) whereby such counterparty will, in certain circumstances, charge lower rates (or no fee) or provide discounts, rebates or other similar concessions (including, for the avoidance of doubt, equity or equity-like arrangements, such as warrants, in the counterparty) for such counterparty’s products or services depending on certain factors, including without limitation the volume of transactions entered into with such counterparty by the Firm, the Company and its investment and/or portfolio companies in the aggregate, Blackstone’s referrals to third parties, the provision of other strategic support by Blackstone or other factors. Further, where such agreements or other arrangements result in Blackstone or portfolio companies or affiliates paying lower rates or fees or receiving discounts, rebates or other similar concessions depending on the goods or services provided by the advisors, vendors or service providers to the Company or Other Clients, Blackstone could be incentivized to engage such advisor, vendor or service provider over other competitors. This could result in the Company or Other Clients paying such advisors, vendors or service providers higher rates than what other advisors, vendors or service providers charge for similar goods or services.
Conflicts of interest exist in the allocation of the costs and benefits of arrangements with service providers for the provision of goods or services to Blackstone, Blackstone Credit & Insurance, the Company, Other Clients and/or their respective portfolio companies. Blackstone and/or Blackstone Credit & Insurance, manages such conflicts and makes allocation judgments with respect to such costs and benefits in its fair and reasonable discretion, notwithstanding its interest in the outcome, subject to applicable law. Blackstone and/or Blackstone Credit & Insurance’s allocation decisions with respect to service providers at times are informed by input from the relevant service provider (including but not limited to where the service provider provides recommended allocation percentages across the relevant parties or provides market practice insight with respect to allocation percentages), and it is possible that the relevant service provider could, due to a conflict, recommend expense allocations that are more favorable to Blackstone and/or Blackstone Credit & Insurance than the Company or portfolio companies, subject to applicable law.
Subject to applicable law, the Company, Other Clients and their portfolio companies are expected to enter into joint ventures with third parties to which the service providers and vendors described above will, in certain circumstances, provide services. In some of these cases, the third-party joint venture partner may be permitted to negotiate to not pay its pro rata share of fees, costs and expenses to be allocated as described above, in which case the Company, Other Clients and their portfolio companies that also use the services of the portfolio company service provider will, directly or indirectly, pay the difference, or the portfolio company service provider will bear a loss equal to the difference.
The Firm expects to encourage service providers to the Company, Other Clients and their investments to use, generally at market rates and/or on arm’s length terms (and/or on the basis of best execution, if applicable), the Firm-affiliated service providers in connection with the business of the Company, portfolio companies, and unaffiliated entities. This practice creates a conflict of interest because it provides an indirect benefit to the Firm in the form of added business for the Firm-affiliated service providers without any reduction to the Company’s management fee.
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
Because the Firm has many different businesses, including the Blackstone Capital Markets Group, which Blackstone investment teams and portfolio companies can engage to provide underwriting and capital market advisory services, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would be subject if it had just one line of business. To the extent Blackstone determines appropriate, conflict mitigation strategies would be put in place with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Advisers. Service providers affiliated with the Firm, which are generally expected to receive competitive market rate fees (as determined by the Advisers or their affiliates) with respect to certain investments, include:
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
d.LNLS. Lexington National Land Services (“LNLS”) is a Blackstone affiliate that (i) acts as a title agent in facilitating and issuing title insurance, (ii) provides title support services for title insurance underwriters, (iii) in certain circumstances, provides courtesy title settlement services and (iv) acts as escrow agent in connection with investments by the Company, Other Clients and their portfolio companies, affiliates and related parties, and third parties, including, from time to time, Blackstone’s borrowers. In exchange for such services, LNLS earns fees which would have otherwise been paid to third parties. Blackstone will periodically benchmark the relevant costs to the extent that market data is available except when such data is impractical or unduly burdensome to obtain, or when LNLS is providing such services in a state where the insurance premium or escrow fee, as applicable, is regulated by the state or when LNLS is part of a syndicate of title insurance companies where the insurance premium is negotiated by other title insurance underwriters or their agent. There will be no related management fee offset for the Company or Other Clients. As a result, while Blackstone believes that LNLS will provide services equal to or better than those provided by third parties (even in jurisdictions where insurance rates are regulated), there is an inherent conflict of interest that gives Blackstone incentive to engage LNLS over a third party.
e.73 Strings. 73 Strings is an integrated platform that provides data extraction for analysis in portfolio monitoring and valuation purposes. Blackstone holds a minority investment in 73 Strings. Blackstone, the Clients and Other Clients will engage 73 Strings to collect data from portfolio companies and store critical valuation inputs. The fees, compensation and other amounts received by 73 Strings in connection with such services provided to Clients will not offset the management fee payable by Client investors and will not otherwise be shared with Client investors.
In addition, Blackstone acquired a minority interest in Corebridge, and in connection therewith has entered into a long-term asset management partnership with certain subsidiaries and/or affiliates of Corebridge to serve as the exclusive external manager with respect to certain asset classes within their investment portfolio, for compensation. While Blackstone will not control Corebridge, the aforementioned investment in Corebridge and asset management arrangements could incentivize Blackstone to cause (and Blackstone will benefit indirectly from causing) the Company and/or its portfolio companies to engage Corebridge or its affiliates (including Corebridge Financial, Inc. and its other affiliates and subsidiaries) to provide various services and engage in other transactions and otherwise present conflicts of interests as a result of Blackstone’s interest and relationship therewith.
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

In connection with such relationships, Blackstone Credit & Insurance and, if required by applicable law, the Board will make determinations of competitive market rates based on its consideration of a number of factors, which are generally expected to include Blackstone Credit & Insurance’s experience with non-affiliated service providers, benchmarking data and other methodologies determined by Blackstone Credit & Insurance to be appropriate under the circumstances (i.e., rates that fall within a range that Blackstone Credit & Insurance has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms and in certain circumstances, is expected to be in the top of the range). In respect of benchmarking, while Blackstone Credit & Insurance often obtains benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by Blackstone Credit & Insurance affiliates in the applicable market or certain similar markets, relevant comparisons would not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services (e.g., different assets could receive different services). In addition, benchmarking data is based on general market and broad industry overviews, rather than determined on an asset by asset basis. As a result, benchmarking data does not take into account specific characteristics of individual assets then invested in by the Company (such as location or size), or the particular characteristics of services provided. Further, it could be difficult to identify comparable third-party service providers that provide services of a similar scope and scale as the Firm-affiliated service providers that are the subject of the benchmarking analysis or to obtain detailed information about pricing of a service comparable to that being provided to the Company from third-party service providers if such service providers anticipate that Blackstone will not in fact engage their services. For these reasons, such market comparisons would not necessarily result in precise market terms for comparable services. Expenses to obtain benchmarking data will be borne by the Company, Other Clients and their respective portfolio companies and will not reduce the management fees. Finally, in certain circumstances Blackstone Credit & Insurance may determine that third-party benchmarking is unnecessary, including in circumstances where the price for a particular good or service is mandated by law (e.g., title insurance in rate regulated states) or because in Blackstone Credit & Insurance’s view no comparable service provider offering such good or service (or an insufficient number of comparable service providers for a reasonable comparison) exists or because Blackstone Credit & Insurance has access to adequate market data (including from third-party clients of the Firm-affiliated service provider that is the subject of the benchmarking analysis) to make the determination without reference to third-party benchmarking. For example, in certain circumstances a Firm-affiliated service provider or a portfolio company service provider could provide services to third parties, in which case if the rates charged to such third parties are consistent with the rates charged to the Company, Other Clients and their respective portfolio companies, then a separate benchmarking analysis of such rates is not expected to be prepared. Some of the services performed by Firm-affiliated service providers could also be performed by the Firm from time to time and vice versa. Fees paid by the Company or its portfolio companies to or value created in Firm affiliated service providers or vendors do not reduce the management fee. These conflicts related to Firm-affiliated service providers will not necessarily be resolved in favor of the Company, and shareholders might not be entitled to receive notice or disclosure of the occurrence of these conflicts.
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

Transactions with Portfolio Companies. The Firm and portfolio companies of the Company and Other Clients operate in multiple industries and provide products and services to or otherwise contract with the Company and its portfolio companies, among others. In the alternative, the Firm could form a joint venture with such a company to implement such referral arrangement. For example, such arrangements could include the establishment of a joint venture or other business arrangement between the Firm, on the one hand, and a portfolio company of the Company, portfolio company of an Other Client or third party, on the other hand, pursuant to which the joint venture or business provides services (including, without limitation, corporate support services, loan management services, management services, operational services, ongoing account services (e.g., interacting and coordinating with banks generally and with regard to their know your client requirements), risk management services, data services, consulting services, brokerage services, sustainability and clean energy consulting services, insurance procurement, placement, brokerage and consulting services, and other services) to portfolio companies of the Company (and portfolio companies of Other Clients) that are referred to the joint venture or business by the Firm. The Firm, the Company and Other Clients and their respective portfolio companies and personnel and related parties of the foregoing can be expected to make referrals or introductions to the Company or portfolio companies of the Company or Other Clients in an effort, in part, to increase the customer base of such companies or businesses (and therefore the value of the investment held by the Company or Other Client, which would also benefit the Firm financially through its participation in such joint venture or business) or because such referrals or introductions will, in certain circumstances, result in financial benefits, such as cash payments, additional equity ownership, participation in revenue share and/or milestones benefiting the referring or introducing party that are tied or related to participation by the portfolio companies of the Company and/or of Other Clients, accruing to the party making the introduction (e.g., personnel of Blackstone, including the Advisers’ investment professionals). Such joint venture or business could use data obtained from such portfolio companies (see “—Data” elsewhere herein). The Company and the shareholders typically will not share in any fees, economics, equity or other benefits accruing to the Firm, Other Clients and their portfolio companies as a result of the introduction of the Company and its portfolio companies. Moreover, payments made to the Firm in connection with such arrangements will not reduce the management fees payable to the Adviser. There could, however, be instances in which the applicable arrangements provide that the Company or its portfolio companies share in some or all of any resulting financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) based on structures and allocation methodologies determined in the sole discretion of the Firm. Conversely, where the Company or one of its portfolio companies is the referring or introducing party, rather than receiving all of the financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) for similar types of referrals and/or introductions, such financial incentives (including, in some cases, cash payments, additional equity ownership, participation in revenue share and/or milestones) could be similarly shared with the participating Other Clients or their respective portfolio companies.
The Firm is also permitted to enter into commercial relationships with third-party companies, including those in which the Company considered making an investment (but ultimately chose not to pursue). For example, the Firm could enter into an introducer engagement with such company, pursuant to which the Firm introduces the company to unaffiliated third parties (which can include current and former portfolio companies and portfolio companies of Other Clients and/or their respective employees) in exchange for a fee from, or equity interest in, such company. This creates a conflict of interest because, even though the Firm could benefit financially from this commercial relationship, the Firm will be under no obligation to reimburse the Company for Broken Deal Expenses incurred in connection with its consideration of the prospective investment and such arrangements will not be subject to the management fees payable to the Adviser and otherwise described herein.
Additionally, the Firm or an affiliate is expected to hold equity or other investments in companies or businesses (even if they are not “affiliates” of the Firm) that provide services to or otherwise contract with portfolio companies. Blackstone and Blackstone Credit & Insurance have in the past entered (and can be expected in the future to enter) into relationships with companies in the information technology, corporate services and related industries whereby Blackstone acquires an equity or similar interest in such company. In connection with such relationships, Blackstone and/or Blackstone Credit & Insurance reserves the right to also make referrals and/or introductions to portfolio companies (which could result in financial incentives (including additional equity ownership) and/or milestones benefitting Blackstone and/or Blackstone Credit & Insurance that are tied or related to participation by portfolio companies). Such joint venture or business could use data obtained from portfolio companies of the Company and/or portfolio companies of Other Clients. These arrangements are expected to be entered into without the consent or direct involvement of the Company. The Company and the shareholders will not share in any fees or economics accruing to Blackstone and/or Blackstone Credit & Insurance as a result of these relationships and/or participation by portfolio companies.

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
Cross-Guarantees and Cross-Collateralization. While Blackstone Credit & Insurance generally seeks to use reasonable efforts to avoid cross-guarantees and other similar arrangements, a counterparty, lender or other participant in any transaction to be pursued by the Company other than alternative investment vehicles and/or the Other Clients could require or prefer facing only one fund entity or group of entities, which might result in any of the Company, such Other Clients, the portfolio companies, such Other Clients’ portfolio companies and/or other vehicles being jointly and severally liable for such applicable obligation (subject to any limitations set forth in the applicable governing documents thereof), which in each case could result in the Company, such Other Clients, such portfolio companies and portfolio companies, and/or vehicles entering into a back-to-back or other similar reimbursement agreement, subject to applicable law. In such situation, better financing terms could be available through a cross-collateralized arrangement, but it is not expected that any of the Company or such Other Clients or vehicles would be compensated (or provide compensation to the other) for being primarily liable vis-à-vis such third-party counterparty. Also, it is expected that cross-collateralization will generally occur at portfolio companies rather than the Company for obligations that are not recourse to the Company except in limited circumstances such as “bad boy” events. Any cross-collateralization arrangements with Other Clients could result in the Company losing its interests in otherwise performing investments due to poorly performing or non-performing investments of Other Clients in the collateral pool.
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
Joint Venture Partners. The Company reserves the right to enter into one or more joint venture arrangements with third-party joint venture partners. Investments made with joint venture partners will often involve performance-based compensation and other fees payable to such joint venture partners, as determined by the Advisers in their sole discretion. The joint venture partners could provide services similar to those provided by the Advisers to the Company. Yet, no compensation or fees paid to the joint venture partners would reduce the management fees payable by the Company. Additional conflicts would arise if a joint venture partner is related to the Firm in any way, such as a limited partner investor in, lender to, a shareholder of, or a service provider to the Firm, the Company, Other Clients, or their respective portfolio companies, or any affiliate, personnel, officer or agent of any of the foregoing and there is no assurance that any such conflicts would be resolved in favor of the Company.

Diverse Shareholder Group. The Company’s shareholders are expected to be based in a wide variety of jurisdictions and take a wide variety of forms. The shareholders may have conflicting investment, tax and other interests with respect to their investments in the Company and with respect to the interests of investors in other investment vehicles managed or advised by the Advisers and Blackstone Credit & Insurance that may participate in the same investments as the Company. The conflicting interests of individual shareholders with respect to other shareholders and relative to investors in other investment vehicles would generally relate to or arise from, among other things, the nature of investments made by the Company and such other partnerships, the structuring or the acquisition of investments and the timing of disposition of investments. As a consequence, conflicts of interest may arise in connection with the decisions made by the Advisers or Blackstone Credit & Insurance, including with respect to the nature or structuring of investments that may be more beneficial for one investor than for another investor, especially with respect to investors’ individual tax situations. In addition, the Company may make investments that may have a negative impact on related investments made by the shareholders in separate transactions, such as credit investments that, by consequence of the exercise of remedies related to such investments, adversely impact equity-like investments in respect of those same issuers. In selecting and structuring investments appropriate for the Company, the Advisers or Blackstone Credit & Insurance will consider the investment and tax objectives of the Company and the shareholders (and those of investors in other investment vehicles managed or advised by the Advisers or Blackstone Credit & Insurance) as a whole, not the investment, tax or other objectives of any shareholder individually.
In addition, certain shareholders also may be investors in Other Clients, including supplemental capital vehicles and co-investment vehicles that invest alongside the Company in one or more investments, consistent with applicable law and/or any applicable SEC-granted exemptive order. Shareholders also might include affiliates of the Firm, such as Other Clients, affiliates of portfolio companies of the Company or Other Clients, charities, foundations or other entities or programs associated with Firm personnel and/or current or former Firm employees, the Firm’s senior advisors and/or operating partners and any affiliates, funds or persons may also invest in the Company through the vehicles established in connection with the Firm’s side-by-side co-investment rights, subject to applicable law, in each case, without being subject to management fees, and shareholders will not be afforded the benefits of such arrangements. Some of the foregoing Firm related parties are sponsors of feeder vehicles that could invest in the Company as shareholders. The Firm related sponsors of feeder vehicles generally charge their investors additional fees, including performance based fees, which could provide the Firm current income and increase the value of its ownership position in them. The Firm will therefore have incentives to refer potential investors to these feeder vehicles. All of these Firm related shareholders will have equivalent rights to vote and withhold consents as nonrelated shareholders. Nonetheless, the Firm could have the ability to influence, directly or indirectly, these Firm related shareholders.
It is also possible that the Company or its portfolio companies will be a counterparty (such counterparties dealt with on an arm’s-length basis) or participant in agreements, transactions or other arrangements with a shareholder or an affiliate of a shareholder. Such transactions may include agreements to pay performance fees to operating partners, a management team and other related persons in connection with the Company’s investment therein, which will reduce the Company’s returns. Such shareholders described in the previous sentences may therefore have different information about the Firm and the Company than shareholders not similarly positioned. In addition, conflicts of interest may arise in dealing with any such shareholders, and the Advisers and their affiliates may not be motivated to act solely in accordance with its interests relating to the Company. Similar information disparity could occur as a result of shareholders monitoring their investments in vehicles such as the Company differently. For example, certain shareholders may periodically request from the Advisers information regarding the Company, its investments and/or portfolio companies that is not otherwise set forth in (or has yet to be set forth) in the reporting and other information required to be delivered to all shareholders. In such circumstances, the Advisers are permitted to provide such information to such shareholders, subject to applicable law and regulations. Unless required by applicable law, the Advisers will not be obligated to affirmatively provide such information to all shareholders (although the Advisers will generally provide the same information upon request and treat shareholders equally in that regard). As a result, certain shareholders may have more information about the Company than other shareholders, and, unless required by applicable law, the Advisers will have no duty to ensure all shareholders seek, obtain or process the same information regarding the Company, its investments and/or portfolio companies. Therefore, certain shareholders may be able to take actions on the basis of such information which, in the absence of such information, other shareholders do not take. Furthermore, at certain times the Firm may be restricted from disclosing to the shareholders material non-public information regarding any assets in which the Company invests, particularly those investments in which an Other Client or portfolio company that is publicly registered co-invests with the Company. In addition, investment banks or other financial institutions, as well as Firm personnel, may also be shareholders. These institutions and personnel are a potential source of information and ideas that could benefit the Company, and may receive information about the Company and its portfolio companies in their capacity as a service provider or vendor to the Company and its portfolio companies. Further, shareholders with different domiciles or tax categorizations could receive different investment returns or amounts of tax basis and/or pay different levels of expenses, e.g., based on tax savings or ownership of “blocker” or other structures used to facilitate their investments in the Company.

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
Blackstone has received an exemptive order that permits the Company and other Regulated Funds to, among other things, co-invest with certain other persons, including other Regulated Funds, certain affiliates of Blackstone, Blackstone and certain funds managed and controlled by Blackstone and its affiliates, subject to certain terms and conditions.
Shareholders’ Outside Activities. A shareholder shall be entitled to and can be expected to have business interests and engage in activities in addition to those relating to the Company, including business interests and activities in direct competition with the Company and its portfolio companies, and can engage in transactions with, and provide services to, the Company or its portfolio companies (which will, in certain circumstances, include providing leverage or other financing to the Company or its portfolio companies as determined by the Advisers in their sole discretion). None of the Company, any shareholder or any other person shall have any rights by virtue of the Company’s operative documents or any related agreements in any business ventures of any shareholder. The shareholder, and in certain cases the Advisers, will have conflicting loyalties in these situations.
Insurance. The Advisers will cause the Company to purchase, and/or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) for insurance to insure the Company and the Board against liability in connection with the activities of the Company. This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella,” group or other insurance policies maintained by the Firm that cover the Company and one or more of the Other Clients, the Advisers, Blackstone Credit & Insurance and/or Blackstone (including their respective directors, officers, employees, agents, representatives, independent client representative (if any), portfolio entities and other indemnified parties). The Advisers will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella,” group or other insurance policies among the Company, one or more Other Clients, the Advisers, Blackstone Credit & Insurance and/or Blackstone on a fair and reasonable basis, subject to approval by the Board, and may revise allocations should it determine subsequently that such forward adjustments are necessary or advisable.
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
Additional Potential Conflicts of Interest. The officers, directors, members, managers, employees and personnel of the Advisers may trade in securities for their own accounts, subject to restrictions and reporting requirements as required by law or the Firm’s policies, or otherwise determined by the Advisers. In addition, certain Other Clients may be subject to the 1940 Act or other regulations that, due to the role of the Firm, could restrict the ability of the Company to buy investments from, to sell investments to or to invest in the same securities as, such Other Clients. Such regulations may have the effect of limiting the investment opportunities available to the Company. In addition, as a consequence of Blackstone’s status as a public company, the officers, directors, members, managers and personnel of the Advisers may take into account certain considerations and other factors in connection with the management of the business and affairs of the Company and its affiliates that would not necessarily be taken into account if Blackstone were not a public company. The directors of Blackstone have fiduciary duties to shareholders of the public company that may have the potential to conflict with their duties to the Company. Finally, although the Firm believes its positive reputation in the marketplace provides benefit to the Company and Other Clients, the Advisers could decline to undertake investment activity or transact with a counterparty on behalf of the Company for reputational reasons, and this decision could result in the Company foregoing a profit or suffering a loss.
Restrictive Covenants; Restrictions on Company Activities. Subject to applicable law and the terms of the Company’s co-investment exemptive relief, Blackstone, the Company, Other Clients, joint venture partners and/or their respective portfolio entities and affiliates can be expected to enter into covenants that restrict or otherwise limit the ability of Blackstone, the Company, Other Clients, joint venture partners and/or their respective portfolio entities and affiliates to make investments in, or otherwise engage in, certain businesses or activities. For example, Other Clients could have granted exclusivity to a joint venture partner that limits the Company and Other Clients from owning assets within a certain distance of any of the joint venture’s assets. Blackstone, the Company, an Other Client, a joint venture partner and/or their respective portfolio entities and affiliates could have entered into a non-compete agreement or other undertaking in connection with a purchase, sale or other transaction, including, without limitation, that Blackstone, the Company, Other Clients, joint venture partners and/or their respective portfolio entities and affiliates will not make investments or otherwise engage in any business or activity if such investment, business or activity could adversely affect or materially delay obtaining regulatory or other approvals in connection with any such purchase, sale or other transaction. These types of restrictions may negatively impact the ability of the Company to implement its investment program. See also “—Multiple Blackstone Business Lines” herein.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
As an externally managed closed-end management investment company that has elected to be treated as a BDC under the 1940 Act, our day-to-day operations are managed by the Advisers, Administrators and our executive officers under the oversight of our Board. Our executive officers are senior Blackstone Credit & Insurance professionals and each of the Advisers and Administrators is a subsidiary of Blackstone. As such, we are reliant on Blackstone for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details Blackstone has provided to us regarding its cybersecurity program that are relevant to us.
Blackstone maintains a comprehensive cybersecurity program, including policies and procedures designed to protect its systems, operations, and the data entrusted to it, including by us and the Advisers, from anticipated threats or hazards. Blackstone utilizes a variety of protective measures as a part of its cybersecurity program. These measures include, where appropriate, physical and digital access controls, patch management, identity verification and mobile device management software, new hire and annual employee cybersecurity awareness and best practices training programs, security baselines and tools to report anomalous activity, and monitoring of data usage, hardware and software.
Blackstone tests its cybersecurity defenses regularly through automated and manual vulnerability scanning, to identify and remediate critical vulnerabilities. In addition, it conducts annual “white hat” penetration tests to validate its security posture. Blackstone internally examines its cybersecurity program on an annual basis and conducts a third-party review every two to three years to evaluate its effectiveness, in part by considering industry standards and established frameworks, such as the National Institute of Standards and Technology and Center for Internet Security, as guidelines. Further, Blackstone engages in annual cybersecurity incident tabletop exercises and scenario planning exercises involving hypothetical cybersecurity incidents to test its cybersecurity incident response processes. Blackstone’s Chief Security Officer (the “CSO”) and members of Blackstone’s senior management, Legal and Compliance, Technology and Innovations (“BXTI”) and Global Corporate Affairs participate in these exercises. Learnings from these tabletop exercises and any events Blackstone experiences are reviewed, discussed, and incorporated into its cybersecurity incident response processes, as appropriate.

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
Blackstone has a comprehensive Security Incident Response Plan (the “IRP”) designed to inform the proper escalation (including, as appropriate, to our senior management) of non-routine suspected or confirmed information security or cybersecurity events based on the expected risk an event presents. As appropriate, a Security Incident Response Team composed of individuals from several internal technical and managerial functions may be formed to investigate and remediate the event and determine the extent of external advisor support required, including from external counsel, forensic investigators, and/or law enforcement. The IRP sets out ongoing monitoring or remediation actions to be taken after resolution of an incident. The IRP is reviewed at least annually by members of BXTI and Blackstone’s Legal and Compliance.
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
For a discussion of how risks from cybersecurity threats affect our business, and our reliance on Blackstone in managing these risks, see “Item 1A. Risk Factors—Risk Related to our Business—Cybersecurity and data protection risks could result in the loss of data, interruptions in our business, and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.”
Cybersecurity Governance
Blackstone has a dedicated cybersecurity team, led by Blackstone’s CSO, who works closely with Blackstone senior management, including Blackstone’s Chief Technology Officer (“CTO”), to develop and advance the firm’s cybersecurity program and strategy, which applies to us and the Advisers.
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
Blackstone’s CTO is a Senior Managing Director and the head of BXTI. The CTO has over 24 years of information security, technology and engineering experience, including having previously served as the Chief Technology and Chief Innovation Officer at a large financial institution. Blackstone’s CTO is responsible for all aspects of technology across Blackstone, advises Blackstone’s investment teams and acts as a resource to Blackstone portfolio companies, and companies externally managed by Blackstone such as us, on technology-related matters.

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
Our Board is responsible for understanding the primary risks to our business. The Board is responsible for reviewing periodically our and the Advisers’ information technology security controls and related compliance matters, with management. Blackstone’s CSO, or designee, reports to the Board, or a committee thereof, at least annually on cybersecurity matters, including risks facing us and the Advisers and, as applicable, certain incidents. In addition to such periodic reports, the Board or a committee thereof may receive updates from management as to our and the Advisers’ cybersecurity risks and Blackstone cybersecurity program developments.
Item 2. Properties.
We do not own any real estate or other physical properties materially important to our operation. Our corporate headquarters are located at 345 Park Avenue, New York, New York 10154 and are provided by the Administrators in accordance with the terms of the Administration Agreements. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Common Shares are traded on the NYSE under the symbol “BXSL.” Our Common Shares have historically traded at prices above or below our NAV per share since our Common Shares began trading on the NYSE on October 28, 2021. It is not possible to predict whether our Common Shares will trade at a price per share at, above or below NAV per share. On February 24, 2026, the last reported closing sales price of our Common Shares on the NYSE was $23.84 per share, which represented a discount of 11.44% to NAV per share reported by us as of December 31, 2025.
Holders
As of February 18, 2026, there were 50 holders of record of our Common Shares. This number does not include shareholders for whom shares are held in “nominee” or “street name.”
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
The following table summarizes our distributions declared and payable for the year ended December 31, 2025 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 26, 2025	March 31, 2025	April 25, 2025	$0.7700	$175,421
May 7, 2025	June 30, 2025	July 25, 2025	0.7700	177,007
August 6, 2025	September 30, 2025	October 24, 2025	0.7700	177,837
November 10, 2025	December 31, 2025	January 23, 2026	0.7700	178,616
Total distributions			$3.0800	$708,881
Pursuant to our dividend reinvestment plan, the following table summarizes the amounts and shares issued to shareholders who have not opted out of our dividend reinvestment plan during the year ended December 31, 2025 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 24, 2025	$5,130	165,096
April 25, 2025	5,380	191,060
July 25, 2025	5,474	177,545
October 24, 2025	7,055	263,222
Total distributions	$23,039	796,923

Share Repurchase Plan
In February 2023, our Board authorized a share repurchase plan, under which we were authorized to repurchase up to $250 million in the aggregate of our outstanding Common Shares in the open market at prices below our NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act (the “2023 10b-18 Plan”). The 10b-18 Plan was not renewed and terminated by its terms on February 22, 2024.
In February 2026, the Board authorized a new share repurchase plan, under which we may repurchase up to $250 million in the aggregate of our outstanding Common Shares in the open market at prices below our NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act (the “2026 10b-18 Plan”). The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors. The 2026 10b-18 Plan does not require us to repurchase any specific number of Common Shares or any Common Shares at all. Consequently, we cannot assure shareholders that any specific number of Common Shares, if any, will be repurchased under the 2026 10b-18 Plan. The 2026 10b-18 Plan may be suspended, extended, modified or discontinued at any time.
Price Range of Common Shares
The following table sets forth the net asset value per share of our Common Shares, the range of high and low closing sales prices of our Common Shares reported on the NYSE, the closing sales price as a premium (discount) to net asset value and the dividends declared by us in each fiscal quarter since we began trading on the NYSE.

		Price Range
Period	Net Asset Value(1)	High	Low	High Sales Price Premium (Discount) to Net Asset Value (2)	Low Sales Price Premium (Discount) to Net Asset Value (2)	Cash Dividend Per Share (3)
For the Year Ended December 31, 2025
First Quarter	$27.39	$34.50	$31.30	26.0%	14.3%	$0.77
Second Quarter	$27.33	$32.74	$26.88	19.8%	(1.6)%	$0.77
Third Quarter	$27.15	$32.55	$26.07	19.9%	(4.0)%	$0.77
Fourth Quarter	$26.92	$28.39	$25.02	5.5%	(7.1)%	$0.77
For the Year Ended December 31, 2024
First Quarter	$26.87	$31.42	$27.87	16.9%	3.7%	$0.77
Second Quarter	$27.19	$32.50	$30.45	19.5%	12.0%	$0.77
Third Quarter	$27.27	$31.59	$28.75	15.8%	5.4%	$0.77
Fourth Quarter	$27.39	$33.27	$29.25	21.5%	6.8%	$0.77
For the Year Ended December 31, 2023
First Quarter	$26.10	$26.25	$22.26	0.6%	(14.7)%	$0.70
Second Quarter	$26.30	$27.51	$23.95	4.6%	(8.9)%	$0.70
Third Quarter	$26.54	$28.77	$26.67	8.4%	0.5%	$0.77
Fourth Quarter	$26.66	$28.63	$26.06	7.4%	(2.3)%	$0.77
For the Year Ended December 31, 2022
First Quarter	$26.13	$31.75	$27.88	21.5%	6.7%	$0.78
Second Quarter	$25.89	$28.99	$23.30	12.0%	(10.0)%	$0.73
Third Quarter	$25.76	$25.24	$22.11	(2.0)%	(14.2)%	$0.80
Fourth Quarter	$25.93	$24.68	$22.35	(4.8)%	(13.8)%	$0.60
For the Year Ended December 31, 2021
Fourth Quarter	$26.27	$37.64	$27.63	43.3%	N/A	$0.53

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
Stock Performance Graph
This graph compares the stockholder return on our Common Shares from October 28, 2021 (the date our common stock commenced trading on the NYSE) to December 31, 2025, with that of the Standard & Poor’s 500 Stock Index, Standard & Poor’s 500 Financials Index, Standard & Poor’s BDC Index and Morningstar LSTA Leveraged Loan Index. This graph assumes that on October 28, 2021, $100 was invested in our Common Shares, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s 500 Financials Index, the Standard & Poor’s BDC Index, and the Morningstar LSTA Leveraged Loan Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II, Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

COMPARISON OF CUMULATIVE TOTAL RETURN AMONG BLACKSTONE SECURED LENDING FUND, STANDARD & POOR’S 500 INDEX, STANDARD & POOR’S 500 FINANCIALS INDEX, STANDARD & POOR’S BDC INDEX AND MORNINGSTAR’S LSTA LEVERAGED LOAN INDEX

Item 6. (Reserved).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section of this Form 10-K generally discusses 2025 and 2024 items and year to year comparisons between 2025 and 2024. For the discussion of 2024 compared to 2023 see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, which specific discussion is incorporated herein by reference. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks, uncertainties, and other factors outside of the Company’s control, including, but not limited to, those described in Part I, Item 1A of this Form 10-K “Risk Factors.” Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.
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
From time to time, the Advisers, the Administrators or their respective affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, the Administrator or such affiliates thereof, the Adviser will reimburse the Sub-Adviser, the Administrator or such affiliates thereof, and the Administrator will reimburse the Sub-Administrator or such affiliates thereof, in each case, for any such amounts. From time to time, the Advisers or the Administrators may defer or waive fees or rights to be reimbursed. Pursuant to the Administration Agreement, the Company’s allocable portion of the Administrator’s rent and other occupancy costs are expenses of the Company. However, the Administrator and the Prior Administrator have not historically, and the Administrator does not currently, calculate the amount of rent and other occupancy costs allocable to the Company and the Administrator and Prior Administrator have not indicated an intention to seek reimbursement from the Company for such costs. Thus, the Company, the Administrator and the Prior Administrator, as applicable, treat any such rights to any reimbursement for rent and other occupancy costs for prior periods as having been waived pursuant to the terms of the Administration Agreement and the Prior Administration Agreement, as applicable, including for the years ended December 31, 2025, 2024 and 2023. Additionally, since the Company, the Administrator and the Prior Administrator treat any such right to reimbursement for rent and occupancy costs as having been waived pursuant to the terms of the Administration Agreement and the Prior Administration Agreement, as applicable, the Administrator and the Prior Administrator cannot recoup any such expenses. However, in future periods, the Administrator may choose to establish an allocation methodology to calculate these costs and seek reimbursement from the Company, in which case the Company will accrue and reimburse the Administrator for such costs for that period. All of the foregoing expenses will ultimately be borne by our shareholders.
Costs and expenses of the Administrators and the Advisers that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.
Portfolio and Investment Activity
For the year ended December 31, 2025, we made $3,583.3 million aggregate principal amount of new investment commitments (including $966.7 million of which remained unfunded as of December 31, 2025), $3,471.9 million of which was first lien debt, $106.5 million of which was second lien debt, and $4.9 million of which was equity.

Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the year ended December 31,
	2025	2024	2023
Investments:
Total investments, beginning of period	$13,193,219	$9,934,159	$9,657,872
New investments purchased	3,269,203	3,942,742	1,483,303
Payment-in-kind interest capitalized	101,088	82,958	51,558
Net accretion of discount on investments	53,363	39,856	52,865
Net realized gain (loss) on investments	10	(18,977)	(6,205)
Investments sold or repaid	(2,228,916)	(787,519)	(1,305,234)
Total investments, end of period	$14,387,967	$13,193,219	$9,934,159
Amount of investments funded at principal:
First lien debt	$3,191,940	$3,868,764	$1,481,290
Second lien debt	106,436	73,958	—
Unsecured debt	—	22,334	10,231
Equity	4,883	10,161	3,915
Total	$3,303,259	$3,975,217	$1,495,436
Proceeds from investments sold or repaid:
First lien debt	$(2,209,425)	$(786,756)	$(1,231,702)
Second lien debt	(3,462)	(271)	(7,351)
Unsecured debt	(1,953)	—	—
Equity	(14,076)	(492)	(66,181)
Total	$(2,228,916)	$(787,519)	$(1,305,234)

Number of new investments in new portfolio companies	64	95	29
Average new investment commitment amount	$31,163	$30,579	$29,322
Weighted average yield of new investments	9.0%	9.8%	12.0%
Weighted average yield on investments fully sold or paid down	10.2%	11.9%	11.1%

Number of portfolio companies	316	276	196
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	9.5%	10.3%	11.8%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	9.6%	10.4%	12.0%
Average loan to value (LTV) (3)	50.5%	46.0%	48.2%
Percentage of performing debt investments bearing a floating rate (5)	99.6%	99.8%	99.9%
Percentage of performing debt investments bearing a fixed rate (5)	0.4%	0.2%	0.1%
Percentage of assets on non-accrual, at amortized cost (4)(6)	0.6%	0.3%	0.0%
(1)Computed as (a) the annual stated interest rate or yield plus the annual accretion of discounts or less the annual amortization of premiums, as applicable, on accruing debt included in such securities, divided by (b) total debt investments (at fair value or amortized cost, as applicable) included in such securities. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(2)As of December 31, 2025, 2024 and 2023, the weighted average total portfolio yield at amortized cost was 9.4%, 10.2% and 11.8%, respectively. As of December 31, 2025, 2024 and 2023, the weighted average total portfolio yield at fair value was 9.5%, 10.3% and 11.8%, respectively.
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
(5)As a percentage of total fair value of performing debt investments. As of December 31, 2025, 2024 and 2023, performing debt investments bearing a floating rate represented 98.4%, 98.8% and 98.9%, respectively, of total investments at fair value.

(6)As a percentage of total amortized cost of investments. Investments on non-accrual represented 0.5%, 0.2% and less than 0.1% of total investments at fair value as of December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025 and 2024, our portfolio companies had a weighted average annual revenue of $829 million and $786 million, respectively, and weighted average annual EBITDA of $219 million and $198 million, respectively. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted investments and asset-backed investments. Amounts are weighted based on the fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
For additional information on our investments, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4. Investments.”
Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Total investment income	$1,418,954	$1,326,901	$1,143,517
Total expenses before tax expense	662,908	604,782	472,817
Net investment income before tax expense	756,046	722,119	670,700
Excise and other tax expense	16,104	14,524	16,795
Net investment income after tax expense	739,942	707,595	653,905
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	(153,696)	(13,485)	(54,573)
Net realized gain (loss), net of tax expense	(22,791)	(13)	12,619
Net increase (decrease) in net assets resulting from operations	$563,455	$694,097	$611,951
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Interest income	$1,311,703	$1,240,343	$1,089,044
Payment-in-kind interest income	103,180	82,652	47,076
Dividend income	1,068	243	387
Other income	3,003	3,663	7,010
Total investment income	$1,418,954	$1,326,901	$1,143,517
Total investment income increased to $1.4 billion for the year ended December 31, 2025, an increase of $92.1 million, or 7%, compared to the year ended December 31, 2024. This was primarily attributable to an increase in the average investments, partially offset by lower weighted average yield on the portfolio compared to the year ended December 31, 2024. Average investments at fair value increased by 19% to $13,439.3 million for the year ended December 31, 2025, compared to $11,334.5 million for the year ended December 31, 2024.

Additionally, for the year ended December 31, 2025, we recorded $24.4 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $4.7 million in the prior year, primarily as a result of increased prepayments.
For the years ended December 31, 2025 and 2024, Payment-in-kind (“PIK”) interest income represented 7.3% and 6.2% of total investment income, respectively, and represented 13.9% and 11.7% of net investment income, respectively. We expect that PIK interest income will vary based on the elections of certain borrowers.
We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.
Elevated interest rates continued to favorably impact our investment income for the year ended December 31, 2025. Despite gradual decreases in interest rates during 2025, inflation has remained above the U.S. Federal Reserve’s target level, and interest rates remain elevated. Following three consecutive rate cuts, the U.S. Federal Reserve held interest rates steady in January 2026 and noted, among other matters, that it would continue to assess and monitor incoming information in considering additional adjustments. Future decreases in benchmark interest rates may adversely impact our investment income. Conversely, future increases in benchmark interest rates and the resulting impacts to cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate fluctuations occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.
Expenses
Expenses were as follows (dollar amounts in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Interest expense	$381,641	$326,133	$266,420
Management fees	140,001	116,616	98,122
Income based incentive fees	126,673	150,096	134,230
Capital gains based incentive fees	—	—	(5,506)
Professional fees	4,911	4,654	6,077
Board of Trustees’ fees	1,170	1,086	907
Administrative service expenses	3,494	2,643	2,250
Other general and administrative expenses	5,018	3,554	6,115
Total expenses before tax expense	662,908	604,782	508,615
Management fees waived	—	—	(20,194)
Incentive fees waived	—	—	(15,604)
Net expenses before tax expense	662,908	604,782	472,817
Net investment income before tax expense	756,046	722,119	670,700
Excise and other tax expense	16,104	14,524	16,795
Net investment income after tax expense	$739,942	$707,595	$653,905
Interest Expense
Total interest expense increased to $381.6 million for the year ended December 31, 2025, an increase of $55.5 million or 17%, compared to the year ended December 31, 2024. This was primarily driven by an increase in our average principal of debt outstanding, partially offset by a decrease in our weighted average interest rate on our borrowings relative to the prior year.

The average principal of debt outstanding increased to $7,475.1 million for the year ended December 31, 2025 from $6,014.3 million in the prior year. Our weighted average interest rate (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting and excluding amortization of deferred financing costs) decreased to 5.03% for the year ended December 31, 2025, from 5.32% for the prior year. Our weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) decreased to 5.11% for the year ended December 31, 2025 from 5.42% for the prior year.
Management Fees
Management fees increased to $140.0 million for the year ended December 31, 2025, an increase of $23.4 million, or 20%, compared to the year ended December 31, 2024, primarily due to an increase in average quarter-end gross assets. For the year ended December 31, 2025, our average quarter-end gross assets increased to $14,012.9 million, from $11,690.8 million for the year ended December 31, 2024.
Income Based Incentive Fees
Income based incentive fees decreased to $126.7 million for the year ended December 31, 2025 a decrease of $23.4 million, or 16%, compared to the year ended December 31, 2024, primarily due to the Incentive Fee Cap, which limits the total incentive fee payable to the Adviser for the year ended December 31, 2025. Pre-incentive fee net investment income increased to $866.6 million for the year ended December 31, 2025 from $857.7 million for the year ended December 31, 2024.
See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements —Note 3. Agreements and Related Party Transactions” for further information on the Advisory Agreements.
Capital Gains Based Incentive Fees
We accrued no capital gains based incentive fees for the years ended December 31, 2025 and 2024.
The accrual for any capital gains based incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Total other expenses increased to $14.6 million for the year ended December 31, 2025, an increase of $2.7 million or 22% compared to the year ended December 31, 2024. This was primarily due to an increase in Other general and administrative expenses, Administrative service expenses and Professional fees.
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
For the years ended December 31, 2025 and 2024, we accrued $16.1 million and $14.5 million, respectively, of U.S. federal excise tax.
BGSL Investments LLC (“BGSL Investments”), a wholly-owned and consolidated subsidiary that was formed in 2019, is a Delaware limited liability company which has elected to be treated as a corporation for U.S. tax purposes. As such, BGSL Investments is subject to certain U.S. federal, state and local taxes. For the years ended December 31, 2025 and 2024, BGSL Investments recorded an income tax provision of $2.3 million and $1.7 million, respectively.
As of December 31, 2025 and 2024, BGSL Investments recorded a deferred tax liability of $4.0 million and $1.7 million, respectively, which is included within Accrued expenses and other liabilities in the Consolidated Statements of Assets and Liabilities.
For the year ended December 31, 2025, BGSL Investments recorded a current tax expense of $0.6 million, which was substantially related to realized gains associated with the sale of an investment in a partnership interest. For the year ended December 31, 2024, BGSL Investments recorded no current tax expense.
Net Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Net change in unrealized gain (loss) on investments	$(149,141)	$(14,182)	$(50,841)
Net change in unrealized gain (loss) on derivative instruments	(3,086)	2,401	—
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	852	(48)	(3,732)
Income tax (provision) benefit	(2,321)	(1,656)	—
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	$(153,696)	$(13,485)	$(54,573)
For the year ended December 31, 2025, the net change in unrealized losses, net of income tax provision, was $153.7 million, as compared to $13.5 million for the same period in the prior year. The increase was primarily driven by unrealized losses on investments of $149.1 million, which were mainly attributable to declines in the fair value of certain debt investments. The fair value of our debt investments, as a percentage of principal, decreased by 0.8% for the year ended December 31, 2025, driven primarily by changes in certain portfolio company fundamentals and broader economic conditions.
In addition, we recognized unrealized losses of $3.1 million on derivative instruments, primarily resulting from fluctuations in the CAD, EUR, and GBP exchange rates vs. USD.
Partially offsetting these losses for the year ended December 31, 2025 were unrealized gains of $0.9 million on translation of assets and liabilities in foreign currencies, primarily attributable to fluctuations in the EUR, CAD, and GBP exchange rates vs. USD.

Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Net realized gain (loss) on investments	$10	$(18,976)	$(6,205)
Net realized gain (loss) on derivative instruments	(8,836)	8,784	—
Net realized gain (loss) on foreign currency transactions	(13,420)	10,179	18,824
Current tax expense on realized gains	(545)	—	—
Net realized gain (loss), net of tax expense	$(22,791)	$(13)	$12,619
For the year ended December 31, 2025, the net realized loss, net of tax expense, was $22.8 million, as compared to less than $0.1 million for the same period in the prior year. The increase was primarily driven by realized losses of $13.4 million on foreign currency transactions, which were mainly attributable to fluctuations in the GBP, EUR, and SEK exchange rates vs. USD.
In addition, we recognized losses of $8.8 million on derivative instruments, primarily resulting from the settlement of our foreign currency derivative transactions, mainly USD vs. GBP and EUR forwards.
Financial Condition, Liquidity and Capital Resources
Our liquidity and capital resources are generated primarily from cash flows from interest, dividends and fees earned from our investments and principal repayments, our credit facilities, debt securitization transactions, and other secured and unsecured debt. We may also generate cash flow from operations, future borrowings and future offerings of securities including public or private issuances of debt or equity securities through both registered offerings and private offerings. The primary uses of our cash and cash equivalents are for (i) originating loans and purchasing senior secured debt investments, (ii) funding the costs of our operations (including fees paid to our Adviser and expense reimbursements paid to our Administrator), (iii) debt service, repayment and other financing costs of our borrowings and (iv) cash distributions to the holders of our Common Shares.
To facilitate public issuances of debt or equity securities, in July 2022, we filed a shelf registration statement with the SEC that was effective for a term of three years. In July 2025, we filed a new shelf registration statement with the SEC that is effective for a term of three years and expires in July 2028. The amount of securities to be issued pursuant to the shelf registration statement filed in July 2025 was not specified when it was filed and there is no specific dollar limit on the amount of securities we may issue. The securities covered by the registration statement filed in July 2025 include: (i) Common Shares; (ii) preferred shares; (iii) debt securities; (iv) subscription rights; and (v) warrants. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.
As of December 31, 2025 and December 31, 2024, our debt consisted of asset based leverage facilities, a revolving credit facility, unsecured note issuances and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of December 31, 2025 and December 31, 2024, we had an aggregate amount of $8.1 billion and $7.1 billion of senior securities outstanding, respectively, and our asset coverage ratio was 177.1% and 185.7%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we expect to be required to fund. From time to time we may also repurchase our outstanding debt. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.

Cash and cash equivalents (excluding restricted cash) as of December 31, 2025, taken together with our $2.4 billion of unused capacity under our credit facilities (subject to borrowing base availability, $2.3 billion is available to borrow) is expected to be sufficient for our investing activities and to conduct our operations in the near term. Additionally, we held $107.1 million of Level 1 and Level 2 investments as of December 31, 2025.
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
As of December 31, 2025, we had $289.6 million in cash and cash equivalents (including restricted cash). For the year ended December 31, 2025, cash used in operating activities was $458.7 million, primarily due to purchases of investments of $3.3 billion partially offset by sales of investments and principal repayments of $2.2 billion and an increase in net assets resulting from operations of $563.5 million. Cash provided by financing activities was $530.6 million during the year, which was primarily as a result of net borrowings on debt of $920.5 million and proceeds from the issuance of our Common Shares of $295.4 million partially offset by dividends paid in cash of $678.0 million.
Equity
We also access liquidity through our “at-the-market” offering program (the “ATM Program”), pursuant to which we may sell, from time to time, additional Common Shares. During the year ended December 31, 2025, we sold Common Shares for net proceeds of $291.0 million through our ATM Program. As of December 31, 2025, $557.4 million of Common Shares were available for issuance under the ATM Program.
For additional information on our ATM Program, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements —Note 9. Net Assets.”
Distributions
The following table summarizes our distributions declared and payable for the year ended December 31, 2025 (dollar amounts in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 26, 2025	March 31, 2025	April 25, 2025	$0.7700	$175,421
May 7, 2025	June 30, 2025	July 25, 2025	0.7700	177,007
August 6, 2025	September 30, 2025	October 24, 2025	0.7700	177,837
November 10, 2025	December 31, 2025	January 23, 2026	0.7700	178,616
Total distributions			$3.0800	$708,881
For the years ended December 31, 2025, 2024, and 2023, interest-related dividends represented 94.5%, 90.6% and 87.6%, of total dividends paid by the Company, respectively.

For the years ended December 31, 2025, 2024 and 2023, short-term capital gain dividends represented 0.0%, 0.0% and 0.0%, of total dividends paid by the Company, respectively.

For the years ended December 31, 2025, 2024, and 2023, capital gain dividends represented 0.0%, 3.8%, and 9.3%, of total dividends paid by the Company, respectively.
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

For additional information on our distributions and DRIP, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements —Note 9. Net Assets.”
Share Repurchase Plan
In February 2023, our Board authorized a share repurchase plan, under which we were authorized to repurchase up to $250 million in the aggregate of our outstanding Common Shares in the open market at prices below our NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act (the “2023 10b-18 Plan”). The 2023 10b-18 Plan was not renewed and terminated by its terms on February 22, 2024.
In February 2026, our Board authorized a new share repurchase plan, under which we were authorized to repurchase up to $250 million in the aggregate of our outstanding Common Shares in the open market at prices below our NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act (the “2026 10b-18 Plan”). The timing, manner, price and amount of any share repurchases under the 2026 10b-18 Plan will be determined by us, in our sole discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.
For additional information on our share repurchase plan, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements —Note 9. Net Assets.”
Borrowings
As of December 31, 2025 and December 31, 2024, we had an aggregate principal amount of $8.1 billion and $7.1 billion, respectively, of debt outstanding.
For additional information on our debt obligations, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements —Note 7. Borrowings.”
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2025, and December 31, 2024, we had unfunded commitments, including delayed draw term loans and revolvers with an aggregate principal amount of $1.8 billion and $1.7 billion, respectively.
Additionally, from time to time, the Advisers and their affiliates may commit to an investment on behalf of the investment vehicles they manage, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of December 31, 2025 and December 31, 2024, we estimate that $151.8 million and $162.3 million, respectively, of investments were committed but not yet funded.

Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of December 31, 2025, management is not aware of any material pending legal proceedings.
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
In the ordinary course of the Company’s business, the Company and its subsidiaries may buy loans from and sell loans to other investors, including QIA FIG Glass Holding Limited or its subsidiaries (“QIA”), on an arm’s-length basis. As a result of its ownership of more than 5% of the Company’s Common Shares, QIA is considered to be a “related person.” For the year ended December 31, 2025, there were no reportable related party transactions. For the year ended December 31, 2024, we purchased a loan from QIA with a par value of $3.4 million for a total cash purchase price based on then-current fair value (at the time of purchase) of $3.4 million.
See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”
Recent Developments
Macroeconomic Environment
The year ended December 31, 2025 was characterized by volatility and uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, ongoing political and regulatory uncertainty, including shifts in U.S. trade policy and the imposition of new tariffs, as well as geopolitical instability stemming from the armed conflicts in Ukraine and the Middle East.
Tariff announcements in the U.S. and ongoing global trade negotiations have contributed to significant uncertainty and volatility of debt and equity markets. Gradual decreases in interest rates during 2025, coupled with resilience in the U.S. economy, contributed to improved investor sentiment, stronger capital markets and increased transaction activity toward the end of 2025. Nevertheless, inflation has remained above the U.S. Federal Reserve’s target level and interest rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023. Following three consecutive rate cuts, the U.S. Federal Reserve held interest rates steady in January 2026 and noted, among other matters, that it would continue to assess and monitor incoming information in considering additional adjustments. While our business model benefits from elevated interest rates which, all else being equal, correlate to increases in our net income, higher borrowing costs may strain our existing portfolio companies, potentially leading to nonperformance. Rising interest rates can dampen consumer spending and slow corporate profit growth, negatively impacting our portfolio companies, particularly those vulnerable to economic downturns or recessions. While further interest rate hikes are not expected at this time, any renewed increases could lead to a rise in non-performing assets and decline in portfolio value if investment write-downs become necessary. Additionally, adverse economic conditions may erode the value of collateral securing some of our loans and reduce the value of our equity investments. It remains difficult to predict the full impact of recent and any future changes with respect to interest rates or inflation.
Further contributing to economic uncertainty, the current U.S. presidential administration taken substantial actions with respect to international trade policy, including seeking to renegotiate certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. The U.S. government has also imposed, and may in the future impose further, tariffs on certain foreign goods. Some foreign governments, have threatened or instituted retaliatory tariffs on certain U.S. goods. In February 2026, the U.S. Supreme Court ruled that many of the tariffs recently imposed by the U.S. government exceeded its authority, thereby invalidating many, but not all, of such tariffs. Subsequent to the U.S. Supreme Court’s ruling, the U.S. presidential administration raised potential alternative means through which the administration could impose tariffs. Such uncertainty and/or tariffs or counter-measures could further increase costs, decrease margins, reduce the competitiveness of products and services offered by our portfolio companies and adversely affect the revenues and profitability of our portfolio companies whose businesses rely on imported goods. Meanwhile, substantial reductions in government spending could negatively affect certain of our portfolio companies that rely on government contracts, destabilize the U.S. government contracting market and harm our ability to generate expected returns. Additionally, changes in the regulation or enforcement of bank lending and capital requirements could have material and adverse effects on the private credit market. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and adversely affect the Company, its portfolio companies or their respective financial performance.
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
The Company is required to report its investments, including those for which current market values are not readily available, at fair value in accordance with ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date, and Rule 2a-5 under the 1940 Act.
Fair value is based on observable market prices or parameters or derived from such prices or parameters when such quotations are readily available. In accordance with Rule 2a-5 under the 1940 Act, a market quotation is “readily available” only when it is a quoted price (unadjusted) in active markets for identical instruments that a fund can access at the measurement date, provided that such a quotation is not considered to be readily available if it is not reliable. To assess the continuing appropriateness of pricing sources and methodologies, the Advisers regularly perform price verification procedures and issue challenges, as necessary, to independent pricing services or brokers, and any differences are reviewed in accordance with the valuation procedures. The Advisers do not adjust the prices unless they have a reason to believe market quotations are not reflective of the fair value of an investment. Examples of events that would cause market quotations to not reflect fair value could include cases when a security trades infrequently or not at all, causing a quoted purchase or sale price to become stale, or in the event of a “fire sale” by a distressed seller. All price overrides require approval from the Board.
Where prices or inputs are not available or, in the judgment of the Board are not reliable, valuation techniques based on the facts and circumstances of the particular investment will be utilized. Securities that are not publicly traded or for which market prices are not readily available are valued at fair value as determined in good faith by the Board, based on, among other things, the input of the Advisers, the Audit Committee and independent valuation firms engaged on the recommendation of the Advisers and at the direction of the Board. These valuation approaches involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the investments or market and the investments’ complexity.
The Board undertakes a multi-step valuation process each quarter in connection with determining the fair value of the Company’s investments for which reliable market quotations are not readily available, or are available but deemed not reflective of the fair value of an investment, which includes, among other procedures, the following:
•the valuation process begins with each investment being preliminarily valued by the Advisers’ valuation team in conjunction with the Advisers’ investment professionals responsible for each portfolio investment;
•in addition, independent valuation firms engaged by the Board prepare quarter-end valuations of such investments except de minimis investments, as determined by the Advisers. The independent valuation firms provide a final range of values on such investments to the Board and the Advisers. The independent valuation firms also provide analyses to support their valuation methodology and calculations;

•the Advisers’ valuation committee reviews each valuation recommendation to confirm they have been calculated in accordance with the valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Advisers’ valuations are reasonable;
•the Advisers’ valuation committee makes valuation recommendations to the Audit Committee;
•the Audit Committee reviews the valuation recommendations made by the Advisers’ valuation committee, including the independent valuation firms’ quarterly valuations, and once approved, recommends them for approval by the Board; and
•the Board reviews the valuation recommendations of the Audit Committee and determines the fair value of each investment in the portfolio in good faith based on the input of the Audit Committee, the Advisers’ valuation committee and, where applicable, the independent valuation firms and other external service providers.
Valuation of each of our investments will generally be made, as described above, as of the end of each fiscal quarter. In cases where the Company determines its net asset value (“NAV”) at times other than a quarter-end, the Company updates the value of securities with market quotations to the most recent market quotation. For securities without market quotations, non-quarterly valuations will generally be the most recent quarterly valuation unless the Advisers determine that a significant observable change has occurred since the most recent quarter-end with respect to the investment (which determination may be as a result of a material event at a portfolio company, material change in market spreads, secondary market transaction in the securities of an investment or otherwise). If the Advisers determine such a change has occurred with respect to one or more investments, the Advisers will determine whether to update the value for each relevant investment using a range of values from an independent valuation firm, where applicable, in accordance with the Company’s valuation policy, pursuant to authority delegated by the Board.
As part of the valuation process, the Board takes into account relevant factors in determining the fair value of the Company’s investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant, of: (i) the estimated enterprise value of a portfolio company, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, (v) a comparison of the portfolio company’s securities to any similar publicly traded securities, and (vi) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Board with the assistance of the Advisers, the Audit Committee and independent valuation firms, considers whether the pricing indicated by the external event corroborates its valuation.
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

Valuation Risk
We have invested, and plan to continue to invest, primarily in illiquid debt and equity securities of private companies. Most of our investments will not have a readily available market price, and we value these investments at fair value as determined in good faith by our Board, based on, among other things, the input of the Advisers, our Audit Committee and independent third-party valuation firms engaged on the recommendation of the Advisers and at the direction of the Board, and in accordance with our valuation policy. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.
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
As of December 31, 2025, 99.6% of our performing debt investments based on fair value in our portfolio were at floating rates. Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2025, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$430,132	$(92,881)	$337,251
Up 200 basis points	$286,754	$(61,920)	$224,834
Up 100 basis points	$143,377	$(30,960)	$112,417
Down 100 basis points	$(143,263)	$30,960	$(112,303)
Down 200 basis points	$(285,317)	$61,920	$(223,397)
Down 300 basis points	$(401,751)	$92,881	$(308,870)
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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Trustees of Blackstone Secured Lending Fund
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Blackstone Secured Lending Fund and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows, for each of the three years in the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
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
As described in Note 5 to the financial statements, the Company held $14,100,239 thousand of investments classified as level 3 fair value measurements as of December 31, 2025. These investments include illiquid secured debt and unlisted equity securities. The valuation approaches used are based on the facts and circumstances of the underlying investments and involve estimates relating to unobservable valuation inputs.
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
•For select investments, we tested management’s process for estimating fair value, including evaluating the unobservable valuation inputs by comparison to external sources.
•For select investments, we developed our own independent estimate of the fair value and compared our estimate to management’s estimate.
•For select investments, we used the assistance of our fair value specialists.
•We evaluated the impact of current market events and conditions on the valuation methodologies and unobservable inputs.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 25, 2026
We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Trustees of Blackstone Secured Lending Fund

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Blackstone Secured Lending Fund and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 25, 2026

Blackstone Secured Lending Fund
Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $14,349,416 and $13,166,677, respectively)	$14,167,499	$13,063,171
Non-controlled/affiliated investments (cost of $38,551 and $26,542, respectively)	39,795	29,347
Total investments at fair value (cost of $14,387,967 and $13,193,219, respectively)	14,207,294	13,092,518
Cash and cash equivalents (restricted cash of $89,406 and $2,499, respectively)	289,605	229,606
Interest receivable from non-controlled/non-affiliated investments	105,695	112,046
Interest receivable from non-controlled/affiliated investments	10	6
Receivable from broker	11,286	4,807
Deferred financing costs	19,753	21,865
Receivable for investments	3,187	2,976
Receivable for shares sold	—	4,405
Derivative assets at fair value (Note 6)	19,633	3,995
Total assets	$14,656,463	$13,472,224
LIABILITIES
Debt (net of unamortized debt issuance costs of $39,900 and $34,877, respectively)	$8,080,129	$7,056,091
Payable for investments	2,172	19,277
Due to affiliates	4,817	7,112
Management fees payable (Note 3)	36,141	32,305
Income based incentive fees payable (Note 3)	26,400	38,708
Capital gains based incentive fees payable (Note 3)	—	—
Interest payable	61,952	53,958
Distribution payable (Note 9)	178,616	170,751
Board of Trustees’ fees payable	289	289
Accrued expenses and other liabilities	20,772	17,212
Total liabilities	8,411,288	7,395,703
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.001 par value (unlimited shares authorized; 231,969,058 and 221,892,184 shares issued and outstanding, respectively)	232	222
Additional paid in capital	6,047,750	5,749,762
Distributable earnings (loss)	197,193	326,537
Total net assets	6,245,175	6,076,521
Total liabilities and net assets	$14,656,463	$13,472,224
NET ASSET VALUE PER SHARE	$26.92	$27.39
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2025	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$1,310,299	$1,239,915	$1,089,044
Payment-in-kind interest income	101,389	81,388	47,076
Dividend income	1,068	243	387
Other income	3,003	3,663	7,010
From non-controlled/affiliated investments:
Interest income	1,404	428	—
Payment-in-kind interest income	1,791	1,264	—
Total investment income	1,418,954	1,326,901	1,143,517
Expenses:
Interest expense	381,641	326,133	266,420
Management fees (Note 3)	140,001	116,616	98,122
Income based incentive fees (Note 3)	126,673	150,096	134,230
Capital gains based incentive fees (Note 3)	—	—	(5,506)
Professional fees	4,911	4,654	6,077
Board of Trustees’ fees	1,170	1,086	907
Administrative service expenses (Note 3)	3,494	2,643	2,250
Other general and administrative expenses	5,018	3,554	6,115
Total expenses before tax expense	662,908	604,782	508,615
Management fees waived (Note 3)	—	—	(20,194)
Incentive fees waived (Note 3)	—	—	(15,604)
Net expenses before tax expense	662,908	604,782	472,817
Net investment income before tax expense	756,046	722,119	670,700
Excise and other tax expense	16,104	14,524	16,795
Net investment income after tax expense	739,942	707,595	653,905
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(147,579)	(11,241)	(36,685)
Non-controlled/affiliated investments	(1,562)	(2,941)	(14,156)
Derivative instruments (Note 6)	(3,086)	2,401	—
Translation of assets and liabilities in foreign currencies	852	(48)	(3,732)
Income tax (provision) benefit	(2,321)	(1,656)	—
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	(153,696)	(13,485)	(54,573)
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	For the Year Ended December 31,
	2025	2024	2023
Net realized gain (loss):
Non-controlled/non-affiliated investments	$10	$(18,976)	$(14,488)
Non-controlled/affiliated investments	—	—	8,283
Derivative instruments (Note 6)	(8,836)	8,784	—
Foreign currency transactions	(13,420)	10,179	18,824
Current tax expense on realized gains	(545)	—	—
Net realized gain (loss), net of tax expense	(22,791)	(13)	12,619
Net realized and change in unrealized gain (loss)	(176,487)	(13,498)	(41,954)
Net increase (decrease) in net assets resulting from operations	$563,455	$694,097	$611,951
Net investment income per share (basic and diluted)	$3.23	$3.51	$3.90
Earnings (loss) per share (basic and diluted)	$2.46	$3.45	$3.65
Weighted average shares outstanding (basic and diluted)	229,162,028	201,372,008	167,615,433
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Changes in Net Assets
(in thousands)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2022	$160	$4,033,113	$125,693	$4,158,966
Issuance of Common Shares, net of offering and underwriting costs	25	665,235	—	665,260
Reinvestment of dividends	1	20,650	—	20,651
Net investment income after tax expense	—	—	653,905	653,905
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	—	—	(54,573)	(54,573)
Net realized gain (loss), net of tax expense	—	—	12,619	12,619
Dividends declared and payable from net investment income	—	—	(504,787)	(504,787)
Tax reclassification of shareholders’ equity in accordance with GAAP	—	(17,171)	17,171	—
Balance, December 31, 2023	186	4,701,827	250,028	4,952,041
Issuance of Common Shares, net of offering and underwriting costs	35	1,041,397	—	1,041,432
Reinvestment of dividends	1	21,062	—	21,063
Net investment income after tax expense	—	—	707,595	707,595
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	—	—	(13,485)	(13,485)
Net realized gain (loss), net of tax expense	—	—	(13)	(13)
Dividends declared and payable from net investment income	—	—	(632,112)	(632,112)
Tax reclassification of shareholders’ equity in accordance with GAAP	—	(14,524)	14,524	—
Balance, December 31, 2024	222	5,749,762	326,537	6,076,521
Issuance of Common Shares, net of offering and underwriting costs	9	291,032	—	291,041
Reinvestment of dividends	1	23,038	—	23,039
Net investment income after tax expense	—	—	739,942	739,942
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	—	—	(153,696)	(153,696)
Net realized gain (loss), net of tax expense	—	—	(22,791)	(22,791)
Dividends declared and payable from net investment income	—	—	(708,881)	(708,881)
Tax reclassification of shareholders’ equity in accordance with GAAP	—	(16,082)	16,082	—
Balance, December 31, 2025	$232	$6,047,750	$197,193	$6,245,175
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$563,455	$694,097	$611,951
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	149,141	14,182	50,841
Net change in unrealized (appreciation) depreciation on derivative instruments	3,086	(2,401)	—
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	(852)	(567)	3,732
Net realized (gain) loss on investments	(10)	18,976	6,205
Net change due to hedging activity	(780)	(851)	—
Net realized (gain) loss on foreign currency transactions	13,420	—	—
Net accretion of discount and amortization of premium	(53,363)	(39,856)	(52,865)
Payment-in-kind interest capitalized	(101,088)	(82,958)	(51,558)
Amortization of deferred financing costs	5,684	6,101	5,471
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	15,238	9,899	9,336
Purchases of investments	(3,269,203)	(3,942,742)	(1,483,303)
Proceeds from sale of investments and principal repayments	2,228,916	787,519	1,305,234
Changes in operating assets and liabilities:
Interest receivable	6,347	(18,476)	4,298
Receivable for investments	(211)	(1,681)	47,974
Derivative instruments, net	4,360	(3,995)	—
Receivable from broker	(6,479)	(4,807)	—
Payable for investments	(17,105)	10,711	(11,707)
Due to affiliates	(2,295)	(1,813)	(1,884)
Management fees payable	3,836	9,271	4,439
Income based incentive fees payable	(12,308)	4,335	9,600
Capital gains based incentive fees payable	—	—	(5,506)
Interest payable	7,994	14,078	(5,409)
Accrued expenses and other liabilities	3,560	4,684	11,966
Net cash provided by (used in) operating activities	(458,657)	(2,526,294)	458,815
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from financing activities:
Borrowings on debt	$2,843,708	$3,616,061	$1,440,343
Repayments on debt	(1,923,231)	(1,450,983)	(2,091,209)
Deferred financing costs paid	(3,558)	(11,493)	(8,589)
Debt issuance costs paid	(3,780)	(5,156)	—
Dividends paid in cash	(677,978)	(583,351)	(437,966)
Proceeds from issuance of Common Shares, net of offering and underwriting costs	295,447	1,037,027	665,260
Net cash provided by (used in) financing activities	530,608	2,602,105	(432,161)
Net increase (decrease) in cash and cash equivalents	71,951	75,811	26,654
Effect of foreign exchange rate changes on cash and cash equivalents	(11,952)	(1,062)	(3,069)
Cash and cash equivalents (including restricted cash), beginning of period	229,606	154,857	131,272
Cash and cash equivalents (including restricted cash), end of period	$289,605	$229,606	$154,857

Supplemental information and non-cash activities:
Interest paid during the period	$353,478	$297,469	$256,478
Distribution payable	178,616	170,751	143,052
Reinvestment of distributions during the period	23,039	21,063	20,651
Accrued but unpaid debt issuance costs	525	1,075	—
Receivable for shares sold	—	4,405	—
Excise and other taxes paid	15,076	11,430	5,245
The accompanying notes are an integral part of these consolidated financial statements.

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt
First Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Aevex Holdings, LLC	(4)(11)	SOFR +	6.00%	9.82%	4/30/2024	3/18/2028		$46,833	$46,781	$46,598	0.75%
Aevex Holdings, LLC	(4)(11)	SOFR +	6.00%	9.82%	3/17/2020	3/18/2028		107,946	107,869	107,406	1.72
Corfin Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.07%	2/5/2020	12/27/2027		261,290	260,279	261,290	4.18
Corfin Holdings, Inc.	(4)(5)(10)	SOFR +	5.25%	9.07%	1/10/2025	12/27/2027		1,564	1,554	1,564	0.03
Fastener Distribution Holdings, LLC	(4)(10)	SOFR +	4.75%	8.42%	10/31/2024	11/4/2031		30,705	30,449	30,705	0.49
Fastener Distribution Holdings, LLC	(4)(7)(10)	SOFR +	4.75%	8.42%	10/31/2024	11/4/2031		4,458	4,392	4,458	0.07
Frontgrade Technologies Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.13% (incl. 1.50% PIK)	1/9/2023	1/9/2030		2,405	2,361	2,355	0.04
Frontgrade Technologies Holdings, Inc.	(4)(5)(10)	SOFR +	5.25%	9.12% (incl. 1.50% PIK)	3/18/2025	1/9/2030		354	351	347	0.01
Frontgrade Technologies Holdings, Inc.	(4)(5)(10)	SOFR +	5.00%	8.94%	7/7/2025	1/9/2030		92	92	90	0.00
Horizon CTS Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	3/28/2025	3/29/2032		1,298	1,285	1,291	0.02
MAG DS Corp.	(11)	SOFR +	5.50%	9.27%	4/1/2020	4/1/2027		78,684	77,251	78,610	1.26
Magneto Components BuyCo, LLC	(4)(7)(10)	SOFR +	6.00%	9.67%	12/5/2023	12/5/2030		33,602	32,936	33,308	0.53
West Star Aviation Acquisition, LLC	(4)(5)(10)	SOFR +	4.50%	8.22%	5/20/2025	5/20/2032		2,147	2,132	2,147	0.03
West Star Aviation Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.22%	5/20/2025	5/20/2032		255	251	255	0.00
									567,983	570,424	9.13
Air Freight & Logistics
AGI-CFI Holdings, Inc.	(4)(10)	SOFR +	4.75%	8.57%	6/11/2021	6/11/2027		93,442	92,974	93,442	1.50
AGI-CFI Holdings, Inc.	(4)(5)(10)	SOFR +	4.75%	8.57%	3/19/2025	6/11/2027		6,087	6,068	6,087	0.10
ENV Bidco, AB	(4)(5)(6)(10)	SOFR +	5.00%	8.69%	12/12/2024	7/27/2029		1,115	1,103	1,115	0.02
ENV Bidco, AB	(4)(5)(6)(7)(8)	E +	5.00%	7.02%	12/12/2024	7/27/2029	EUR	1,337	1,355	1,567	0.03
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.24%	12/9/2019	12/9/2027		138,170	137,787	125,734	2.01
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.24%	2/4/2022	12/9/2027		3,944	3,909	3,589	0.06
R1 Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	9.95%	12/30/2022	12/29/2028		1,320	1,301	1,260	0.02
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	9.57%	12/13/2021	12/31/2028		29,708	29,455	27,628	0.44
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	7.00%	10.82% PIK	11/27/2024	5/27/2030		2,097	2,096	2,097	0.03
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	10.00%	13.82% PIK	11/27/2024	11/27/2029		697	689	697	0.01
SEKO Global Logistics Network, LLC	(4)(5)(7)(11)	SOFR +	10.50%	14.36% (incl. 9.50% PIK)	11/10/2025	11/27/2029		162	162	162	0.00
									276,899	263,378	4.22
Auto Components
Dellner Couplers Group, AB	(5)(6)(8)	E +	5.43%	7.32%	6/20/2024	6/18/2029	EUR	1,000	1,066	1,179	0.02

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Biotechnology
Axsome Therapeutics, Inc.	(4)(5)(6)(10)	SOFR +	4.75%	8.42%	5/6/2025	5/8/2030	$11,740	$11,638	$11,740	0.19%
Axsome Therapeutics, Inc.	(4)(5)(6)(7)(10)	SOFR +	4.00%	7.69%	5/6/2025	5/8/2030	6,848	6,818	6,848	0.11
MannKind Corp.	(4)(6)(7)(14)	SOFR +	4.75%	8.53%	8/6/2025	8/6/2030	138,898	136,595	137,455	2.20
								155,051	156,043	2.50
Building Products
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	9.82%	2/26/2021	2/26/2027	52,464	52,311	50,496	0.81
Jacuzzi Brands, LLC	(4)(5)(10)	SOFR +	6.00%	9.82%	2/25/2019	2/25/2027	11,318	11,285	10,469	0.17
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.00%	9.82%	2/25/2019	2/25/2027	77,867	77,673	72,027	1.15
L&S Mechanical Acquisition, LLC	(4)(10)	SOFR +	6.25%	10.09%	9/1/2021	9/1/2027	14,902	14,804	14,306	0.23
Windows Acquisition Holdings, Inc.	(4)(5)(11)	SOFR +	6.50%	10.32%	12/29/2020	12/29/2026	52,750	52,587	43,387	0.69
								208,660	190,685	3.05
Chemicals
DCG Acquisition Corp.	(4)(7)(10)	SOFR +	5.00%	8.67%	6/13/2024	6/13/2031	39,719	39,371	39,245	0.63
Commercial Services & Supplies
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	4.50%	8.09%	5/7/2021	5/7/2029	238,337	238,337	238,337	3.82
CFS Brands, LLC	(4)(7)(11)	SOFR +	5.00%	8.72%	12/20/2024	10/2/2030	138,043	136,064	138,043	2.21
Divisions Holding Corp.	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	4/17/2025	4/17/2032	1,606	1,590	1,605	0.03
ELK Bidco, Inc.	(4)(5)(7)(9)	SOFR +	4.50%	8.50%	6/13/2025	6/14/2032	17,942	17,835	17,871	0.29
EMB Purchaser, Inc.	(4)(10)	SOFR +	4.50%	8.23%	3/13/2025	3/12/2032	27,315	27,073	27,315	0.44
EMB Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.34%	3/13/2025	3/12/2032	9,748	9,603	9,715	0.16
FusionSite Midco, LLC	(4)(11)	SOFR +	5.25%	9.18%	4/30/2025	11/17/2029	57,536	56,955	57,536	0.92
FusionSite Midco, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.37%	4/30/2025	11/17/2029	18,692	18,328	18,534	0.30
Gatekeeper Systems, Inc.	(4)(10)	SOFR +	5.00%	8.72%	8/27/2024	8/28/2030	44,002	43,490	42,792	0.69
Gatekeeper Systems, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.72%	8/27/2024	8/28/2030	3,446	3,289	3,069	0.05
Gorilla Investor, LLC	(4)(10)	SOFR +	5.00%	8.67%	9/26/2024	9/30/2031	24,570	24,167	24,324	0.39
Ground Penetrating Radar Systems, LLC	(4)(5)(10)	SOFR +	4.50%	8.17%	1/2/2025	1/2/2032	2,944	2,918	2,944	0.05
Ground Penetrating Radar Systems, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.19%	1/2/2025	1/2/2032	15	13	15	0.00
Ground Penetrating Radar Systems, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	1/2/2025	1/2/2032	72	69	72	0.00
Iris Buyer, LLC	(4)(11)	SOFR +	5.25%	9.09%	10/2/2023	10/2/2030	25,196	24,726	25,196	0.40
Iris Buyer, LLC	(4)(5)(11)	SOFR +	5.25%	8.92%	10/2/2023	10/2/2030	2,376	2,339	2,376	0.04
Iris Buyer, LLC	(4)(5)(7)(11)	SOFR +	5.25%	8.92%	2/4/2025	10/2/2030	3,667	3,549	3,667	0.06
Iris Buyer, LLC	(4)(5)(11)	SOFR +	5.25%	8.92%	8/19/2025	10/2/2030	1,022	1,012	1,022	0.02
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	SOFR +	4.68%	8.43%	8/20/2024	8/20/2031	995	980	995	0.02
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	SOFR +	4.68%	8.43%	8/20/2024	8/20/2030	37	36	37	0.00

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
Java Buyer, Inc.	(4)(10)	SOFR +	5.00%	8.94%	12/15/2021	12/15/2027		$4,129	$4,104	$4,129	0.07%
Java Buyer, Inc.	(4)(5)(10)	SOFR +	5.00%	8.94%	12/15/2021	12/15/2027		2,867	2,852	2,867	0.05
Java Buyer, Inc.	(4)(5)(10)	SOFR +	5.00%	8.94%	11/9/2023	12/15/2027		1,616	1,593	1,616	0.03
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.67%	6/28/2024	12/15/2027		2,426	2,406	2,426	0.04
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.82%	5/9/2025	12/15/2027		1,493	1,474	1,493	0.02
JSS Holdings, Inc.	(4)(10)	SOFR +	5.00%	8.69% (incl. 2.75% PIK)	12/17/2020	11/8/2031		290,582	288,360	290,582	4.65
JSS Holdings, Inc.	(4)(5)(10)	SOFR +	5.00%	8.69% (incl. 2.75% PIK)	12/29/2021	11/8/2031		5,018	4,975	5,018	0.08
JSS Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	8.67% (incl. 2.75% PIK)	11/8/2024	11/8/2031		31,958	31,669	31,921	0.51
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.32%	12/10/2021	12/10/2029		9,713	9,632	9,709	0.16
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	9.44%	10/19/2021	10/19/2028		19,802	19,644	17,228	0.28
KPSKY Acquisition, Inc.	(4)(5)(10)(18)	SOFR +	5.50%	9.53%	10/19/2021	10/19/2028		2,280	2,263	1,984	0.03
Minerva Bidco, Ltd.	(4)(5)(6)(8)	S +	4.25%	8.22%	7/29/2025	11/7/2030	GBP	4,812	6,360	6,438	0.10
Onex Baltimore Buyer, Inc.	(4)(10)(18)	SOFR +	5.27%	8.99%	12/1/2021	12/1/2027		10,804	10,734	10,804	0.17
Onex Baltimore Buyer, Inc.	(4)(7)(11)(18)	SOFR +	4.75%	8.47%	12/1/2021	12/1/2027		14,591	14,458	14,591	0.23
RailPros Parent, LLC	(4)(5)(7)(10)	SOFR +	4.25%	8.13%	5/22/2025	5/24/2032		401	397	398	0.01
SIQ Holdings III Corp.	(4)(10)	SOFR +	4.75%	9.20%	12/19/2025	12/19/2032		15,000	14,851	14,850	0.24
SIQ Holdings III Corp.	(4)(5)(7)(10)	SOFR +	4.75%	9.23%	12/19/2025	12/19/2030		227	160	160	0.00
TEI Intermediate, LLC	(4)(10)	SOFR +	5.25%	8.85% (incl. 2.88% PIK)	12/13/2024	12/15/2031		25,988	25,769	25,988	0.42
TEI Intermediate, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.63%	12/13/2024	12/15/2031		970	940	970	0.02
TEI Intermediate, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.63%	12/13/2024	12/15/2031		1,053	1,013	1,053	0.02
The Hiller Companies, LLC	(4)(10)	SOFR +	5.00%	8.72%	6/20/2024	6/20/2030		8,131	8,071	8,131	0.13
The Hiller Companies, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.72%	6/20/2024	6/20/2030		2,128	2,101	2,128	0.03
The Hiller Companies, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.49%	7/17/2025	6/20/2030		942	932	938	0.02
Veregy Consolidated, Inc.	(4)(7)(10)	SOFR +	4.25%	8.14%	4/16/2025	4/16/2031		27,626	27,397	27,576	0.44
Water Holdings Acquisition, LLC	(4)(10)	SOFR +	5.25%	9.07% (incl. 2.75% PIK)	7/31/2024	7/31/2031		31,992	31,742	31,992	0.51
Water Holdings Acquisition, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.07% (incl. 2.75% PIK)	7/31/2024	7/31/2031		3,922	3,908	3,922	0.06
									1,130,178	1,134,377	18.21

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Construction & Engineering
Consor Intermediate II, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	5/10/2024	5/10/2031	$6,190	$6,137	$6,190	0.10%
Gannett Fleming, Inc.	(4)(7)(10)	SOFR +	4.75%	8.69%	8/5/2024	8/5/2030	64,451	63,648	64,035	1.03
Home Service TopCo IV, Inc.	(4)(7)(11)	SOFR +	4.50%	8.10%	6/9/2023	12/31/2027	36,950	36,439	36,912	0.59
Home Service TopCo IV, Inc.	(4)(5)(11)	SOFR +	4.50%	8.10%	2/28/2025	12/31/2027	2,888	2,878	2,888	0.05
Pave America Holding, LLC	(4)(10)	SOFR +	5.25%	8.92% (incl. 2.88% PIK)	8/29/2025	8/27/2032	14,348	14,214	14,277	0.23
Pave America Holding, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.19% (incl. 2.88% PIK)	8/29/2025	8/27/2032	2,572	2,507	2,529	0.04
Saber Power Services, LLC	(4)(5)(10)	SOFR +	5.50%	9.27%	10/21/2025	10/21/2031	46,154	46,087	46,154	0.74
Saber Power Services, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.27%	10/21/2025	10/21/2031	769	769	769	0.01
								172,679	173,754	2.79
Consumer Staples Distribution & Retail
Crumbl Enterprises, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	4/30/2025	5/5/2032	1,493	1,478	1,484	0.02
Containers & Packaging
Ascend Buyer, LLC	(4)(7)(10)	SOFR +	5.25%	8.92%	9/30/2021	9/30/2028	20,668	20,479	20,668	0.33
Ascend Buyer, LLC	(4)(5)(10)	SOFR +	5.25%	8.92%	3/20/2025	9/30/2028	1,599	1,585	1,599	0.03
								22,064	22,267	0.36
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	5.50%	9.48%	12/10/2021	12/11/2028	7,493	7,433	5,751	0.09
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.75%	9.57%	11/1/2021	11/2/2026	164,782	164,284	160,663	2.57
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	7.00%	11.13% (incl. 3.25% PIK)	12/31/2021	6/23/2028	5,025	4,988	4,498	0.07
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	7.25%	11.38% (incl. 3.25% PIK)	11/1/2022	6/23/2028	1,606	1,586	1,446	0.02
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	7.00%	11.13% (incl. 3.25% PIK)	12/31/2021	6/23/2028	1,617	1,610	1,448	0.02
NDC Acquisition Corp.	(4)(7)(11)	SOFR +	5.00%	8.84%	3/9/2021	3/9/2028	13,489	13,397	13,489	0.22
PT Intermediate Holdings III, LLC	(4)(7)(10)	SOFR +	5.00%	9.00% (incl. 1.75% PIK)	4/9/2024	4/9/2030	63,193	63,080	63,193	1.01
Tailwind Colony Holding Corporation	(4)(11)	SOFR +	6.50%	10.44%	11/20/2018	11/13/2026	47,053	47,008	45,759	0.73
								303,386	296,247	4.73

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	8.97%	7/19/2024	7/24/2030		$4,579	$4,509	$4,556	0.07%
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	8.92%	7/19/2024	7/24/2030	1,363		1,343	1,357	0.02
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.83%	7/19/2024	7/24/2030	1,152		1,128	1,143	0.02
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	8.97%	7/19/2024	7/24/2030	3,532		3,478	3,514	0.06
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.77%	2/19/2025	7/24/2030	3,056		3,007	3,014	0.05
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	8.77%	10/15/2025	7/24/2030	590		584	587	0.01
Barbri Holdings, Inc.	(4)(10)	SOFR +	5.00%	8.69%	12/20/2024	4/30/2030	80,225		79,641	80,225	1.28
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	9.46%	7/20/2021	7/20/2028	283,227		282,196	275,439	4.41
Charger Debt Merger Sub, LLC	(4)(10)	SOFR +	5.00%	8.67%	5/31/2024	5/31/2031	11,807		11,717	11,748	0.19
Charger Debt Merger Sub, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.67%	5/31/2024	5/31/2031	5,690		5,621	5,634	0.09
DTA Intermediate II, Ltd.	(4)(11)	SOFR +	5.50%	9.19%	3/27/2024	3/27/2030	42,431		41,832	42,431	0.68
DTA Intermediate II, Ltd.	(4)(7)(11)	SOFR +	5.50%	9.44%	3/27/2024	3/27/2030	10,713		10,435	10,713	0.17
DTA Intermediate II, Ltd.	(4)(5)(11)	S +	5.50%	9.22%	9/18/2025	3/27/2030	GBP	17,194	22,858	23,176	0.37
Endeavor Schools Holdings, LLC	(4)(11)	SOFR +	6.25%	10.12%	7/18/2023	7/18/2029	21,684		21,364	20,112	0.32
Endeavor Schools Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	10.16%	7/18/2023	7/18/2029	3,991		3,942	3,702	0.06
Essential Services Holding Corp.	(4)(7)(10)	SOFR +	5.00%	8.88%	6/17/2024	6/17/2031	12,291		12,180	12,148	0.19
Go Car Wash Management Corp.	(4)(11)	SOFR +	5.75%	9.57%	10/12/2021	6/30/2028	22,045		21,951	21,494	0.34
Metrodora S.L.	(4)(5)(6)(8)	E +	4.25%	6.32%	8/7/2025	7/15/2032	EUR	91	105	106	0.00
Metrodora S.L.	(4)(5)(6)(8)	E +	4.25%	6.32%	8/7/2025	7/15/2032	EUR	37	43	43	0.00
Scientian 2 Spain, S.L.	(4)(5)(6)(8)	E +	4.25%	6.39%	8/7/2025	7/15/2032	EUR	107	123	124	0.00
Scientian France, SAS	(4)(5)(6)(8)	E +	4.25%	6.33%	8/7/2025	7/15/2032	EUR	235	271	273	0.00
Seahawk Bidco, LLC	(4)(7)(11)	SOFR +	4.75%	8.44%	12/18/2024	12/19/2031	49,534		49,095	49,124	0.79
									577,423	570,663	9.12
Electric Utilities
Grid Alliance Partners, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	7/1/2025	7/1/2032	15,630		15,436	15,476	0.25
Qualus Power Services Corp.	(4)(11)	SOFR +	4.25%	8.07%	3/26/2021	3/27/2028	32,436		32,244	32,436	0.52
Qualus Power Services Corp.	(4)(11)	SOFR +	4.25%	8.07%	7/27/2023	3/27/2028	35,077		34,772	35,077	0.56
Qualus Power Services Corp.	(4)(11)	SOFR +	4.25%	8.02%	5/9/2024	3/27/2028	82,455		81,258	82,455	1.32
Qualus Power Services Corp.	(4)(5)(11)	SOFR +	4.25%	8.02%	5/9/2024	3/27/2028	33,718		33,498	33,718	0.54
									197,208	199,162	3.19

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Electrical Equipment
Emergency Power Holdings, LLC	(4)(7)(11)	SOFR +	4.75%	8.59%	8/17/2021	8/17/2031		$60,258	$59,921	$60,254	0.96%
Griffon Bidco, Inc.	(4)(7)(10)	SOFR +	5.00%	8.67%	7/31/2025	7/31/2031		22,394	22,128	22,333	0.36
IEM New Sub 2, LLC	(4)(7)(9)	SOFR +	4.50%	8.27%	12/3/2025	12/3/2031		114,803	113,711	114,102	1.83
									195,760	196,689	3.15
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	9.79%	12/23/2020	12/23/2026		76,535	76,286	76,535	1.23
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	10.04%	12/23/2020	12/23/2026		22,972	22,913	22,972	0.37
Albireo Energy, LLC	(4)(5)(11)	SOFR +	6.00%	9.99%	12/23/2020	12/23/2026		6,198	6,186	6,198	0.10
Duro Dyne National Corp.	(4)(7)(10)	SOFR +	4.50%	8.32%	11/15/2024	11/17/2031		28,386	28,072	28,356	0.45
Dwyer Instruments, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	11/15/2024	7/20/2029		9,676	9,596	9,676	0.15
Electro Switch Business Trust, LLC	(4)(7)(10)	SOFR +	4.75%	8.42%	9/2/2025	9/2/2032		31,501	31,235	31,143	0.50
Guardian Bidco, Inc.	(4)(5)(7)(8)	SOFR +	5.50%	9.52%	9/2/2025	8/30/2032		5,307	5,253	5,246	0.08
Phoenix 1 Buyer Corp.	(4)(7)(10)	SOFR +	4.75%	8.62%	11/20/2023	11/20/2030		25,429	25,218	25,429	0.41
Spectrum Safety Solutions Purchaser, LLC	(4)(6)(7)(9)	SOFR +	4.50%	8.17%	7/1/2024	7/1/2031		66,840	65,894	66,840	1.07
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	4.50%	6.52%	7/1/2024	7/1/2031	EUR	14,913	15,829	17,526	0.28
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	4.50%	6.55%	7/1/2024	7/1/2030	EUR	1,111	1,243	1,306	0.02
									287,725	291,227	4.66
Energy Equipment & Services
LPW Group Holdings, Inc.	(4)(7)(11)	SOFR +	6.00%	9.79%	3/15/2024	3/15/2031		26,460	25,870	26,141	0.42
Financial Services
Carr Riggs & Ingram Capital, LLC	(4)(5)(9)	SOFR +	4.25%	7.92%	11/18/2024	11/18/2031		7,388	7,326	7,388	0.12
Carr Riggs & Ingram Capital, LLC	(4)(5)(7)(9)	SOFR +	4.25%	7.92%	11/18/2024	11/18/2031		1,012	981	1,003	0.02
DM Intermediate Parent, LLC	(4)(5)(10)	SOFR +	4.75%	8.47%	9/30/2024	9/30/2030		18,039	17,825	18,039	0.29
DM Intermediate Parent, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.47%	9/30/2024	9/30/2030		4,727	4,692	4,727	0.08
DM Intermediate Parent, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.47%	9/30/2024	9/30/2030		416	289	350	0.01
Harp Finco, Ltd.	(4)(5)(6)(8)	S +	5.00%	8.72%	3/27/2025	3/27/2032	GBP	14,508	18,455	19,263	0.31
More Cowbell II, LLC	(4)(7)(10)	SOFR +	4.50%	7.99%	9/3/2025	9/1/2030		7,877	7,746	7,866	0.13
PKF O'Connor Davies Advisory, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.24%	11/15/2024	11/18/2031		1,155	1,144	1,155	0.02
									58,458	59,791	0.98

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Ground Transportation
Channelside AcquisitionCo, Inc.	(4)(10)	SOFR +	4.75%	8.59%	5/15/2024	6/30/2028		$19,505	$19,335	$19,505	0.31%
Channelside AcquisitionCo, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.47%	5/15/2024	3/31/2028	265		257	265	0.00
									19,592	19,770	0.31
Health Care Equipment & Supplies
Bamboo US BidCo, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.84%	9/29/2023	9/30/2030	956		938	956	0.02
Bamboo US BidCo, LLC	(4)(5)(11)	E +	5.00%	7.07%	9/29/2023	9/30/2030	EUR	351	364	412	0.01
Bamboo US BidCo, LLC	(4)(5)(11)	SOFR +	5.00%	8.84%	11/20/2024	9/30/2030	106		103	106	0.00
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	9.32%	9/13/2021	9/13/2027	21,065		20,946	20,538	0.33
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	9.56%	9/13/2021	9/13/2027	5,335		5,309	5,202	0.08
Zeus, LLC	(4)(10)	SOFR +	6.00%	9.67% (incl. 3.00% PIK)	2/28/2024	2/28/2031	24,556		24,289	23,021	0.37
Zeus, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.17%	2/28/2024	2/28/2031	2,270		2,197	1,968	0.03
									54,146	52,203	0.84
Health Care Providers & Services
123Dentist, Inc.	(4)(5)(6)(10)	CA +	5.00%	7.27%	8/10/2022	8/10/2029	CAD	2,170	1,671	1,581	0.03
123Dentist, Inc.	(4)(5)(6)(10)	CA +	5.00%	7.27%	8/9/2024	8/10/2029	CAD	293	214	213	0.00
123Dentist, Inc.	(4)(5)(6)(7)(10)	CA +	4.75%	7.02%	9/8/2025	8/10/2029	CAD	7,192	5,026	4,948	0.08
ACI Group Holdings, Inc.	(4)(10)	SOFR +	6.00%	9.77% (incl. 3.25% PIK)	7/7/2023	8/2/2028	133,103		132,031	106,482	1.71
ACI Group Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.27%	7/7/2023	8/2/2027	11,451		11,390	9,138	0.15
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.05%	5/7/2021	5/7/2027	6,708		6,678	6,708	0.11
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	9.95%	5/7/2021	5/7/2027	1,608		1,602	1,608	0.03
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	9.95%	5/7/2021	5/7/2026	186		184	186	0.00
Amerivet Partners Management, Inc.	(4)(7)(10)	SOFR +	5.50%	9.62%	2/25/2022	2/25/2028	5,487		5,439	5,253	0.08
Biotouch Global Solutions, Inc.	(4)(7)(11)	SOFR +	5.50%	9.32%	8/27/2025	8/27/2032	23,799		23,398	23,555	0.38
Canadian Hospital Specialties, Ltd.	(4)(5)(6)(11)	CA +	4.50%	7.12%	4/15/2021	4/14/2028	CAD	29,022	23,074	21,145	0.34
Canadian Hospital Specialties, Ltd.	(4)(5)(6)(7)(10)	CA +	4.50%	7.12%	4/15/2021	4/15/2027	CAD	1,920	1,363	1,399	0.02

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
CCBlue Bidco, Inc.	(4)(5)(10)	SOFR +	6.50%	10.27% (incl. 4.00% PIK)	12/21/2021	12/21/2028		$12,466	$12,377	$10,035	0.16%
Commander Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	6/26/2025	6/26/2032		31,714	31,300	31,454	0.50
Compsych Investments Corp.	(4)(7)(10)	SOFR +	4.75%	8.61%	7/22/2024	7/22/2031		12,003	11,949	11,851	0.19
DCA Investment Holdings, LLC	(4)(10)(17)	SOFR +	6.41%	12.08%	3/12/2021	4/3/2028		24,092	23,976	20,358	0.33
DCA Investment Holdings, LLC	(4)(5)(10)(17)	SOFR +	6.50%	12.17%	12/28/2022	4/3/2028		975	969	824	0.01
DCA Investment Holdings, LLC	(4)(5)(10)(17)	SOFR +	6.41%	12.08%	2/25/2022	4/3/2028		8,014	8,000	6,772	0.11
Imagine 360, LLC	(4)(7)(10)	SOFR +	4.75%	8.42%	9/18/2024	9/30/2028		16,983	16,848	16,956	0.27
Inception Fertility Ventures, LLC	(4)(7)(10)	SOFR +	5.50%	9.34%	4/29/2024	4/29/2030		47,308	47,242	46,496	0.74
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.25%	9.07%	10/15/2020	4/15/2028		126,345	125,547	123,186	1.97
Kwol Acquisition, Inc.	(4)(7)(10)	SOFR +	5.00%	8.72%	12/8/2023	12/6/2029		10,214	10,054	10,214	0.16
MB2 Dental Solutions, LLC	(4)(10)	SOFR +	5.50%	9.22%	2/13/2024	2/13/2031		22,928	22,760	22,928	0.37
MB2 Dental Solutions, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.22%	2/13/2024	2/13/2031		4,519	4,474	4,519	0.07
MB2 Dental Solutions, LLC	(4)(5)(10)	SOFR +	5.50%	9.22%	2/13/2024	2/13/2031		3,391	3,370	3,391	0.05
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	9.32% (incl. 4.00% PIK)	7/16/2021	7/16/2030		265,469	264,749	225,532	3.61
PPV Intermediate Holdings, LLC	(4)(10)	SOFR +	5.75%	9.57%	8/31/2022	8/31/2029		1,957	1,942	1,957	0.03
PPV Intermediate Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	9.82%	9/6/2023	8/31/2029		218	215	215	0.00
Smile Doctors, LLC	(4)(10)	SOFR +	5.90%	9.84%	6/9/2023	12/23/2028		10,639	10,534	10,319	0.17
Smile Doctors, LLC	(4)(5)(7)(10)	SOFR +	5.90%	9.84%	6/9/2023	12/23/2028		2,574	2,526	2,454	0.04
Snoopy Bidco, Inc.	(4)(10)	SOFR +	6.50%	10.53% (incl. 5.50% PIK)	6/1/2021	6/1/2028		354,710	352,390	339,635	5.44
SpecialtyCare, Inc.	(4)(5)(11)	SOFR +	5.00%	8.99%	8/26/2025	12/18/2029		12,266	12,131	12,143	0.19
SpecialtyCare, Inc.	(4)(5)(7)(8)	SOFR +	5.00%	8.99%	8/26/2025	12/18/2029		111	104	107	0.00
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	5.00%	8.67%	12/30/2021	1/2/2029		2,894	2,871	2,894	0.05
Stepping Stones Healthcare Services, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.67%	4/25/2024	1/2/2029		202	198	202	0.00
The Fertility Partners, Inc.	(4)(5)(6)(10)	SOFR +	5.75%	9.58%	3/16/2022	3/16/2028		4,825	4,790	4,596	0.07
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	CA +	5.75%	8.31%	3/16/2022	3/16/2028	CAD	4,825	3,725	3,336	0.05
The Fertility Partners, Inc.	(4)(5)(6)(10)	SOFR +	5.75%	9.58%	3/16/2022	3/16/2028		268	268	255	0.00

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	9.63%	7/15/2022	7/15/2028	$1,073	$1,064	$1,041	0.02%
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	9.60%	7/15/2022	7/15/2028	1,472	1,461	1,428	0.02
Unified Women's Healthcare, LP	(4)(5)(9)	SOFR +	5.00%	8.67%	6/16/2022	6/18/2029	2,060	2,060	2,060	0.03
Unified Women's Healthcare, LP	(4)(9)	SOFR +	5.00%	8.73%	3/22/2024	6/18/2029	22,347	22,237	22,347	0.36
Unified Women's Healthcare, LP	(4)(5)(7)(9)	SOFR +	5.00%	8.74%	3/22/2024	6/18/2029	66,596	66,061	66,596	1.07
Unified Women's Healthcare, LP	(4)(9)	SOFR +	5.00%	8.67%	9/22/2025	6/18/2029	14,492	14,391	14,492	0.23
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.17%	11/18/2021	11/20/2028	37,021	36,762	37,021	0.59
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.31%	11/18/2021	11/20/2028	15,616	15,544	15,616	0.25
US Oral Surgery Management Holdco, LLC	(4)(7)(10)	SOFR +	5.25%	9.17%	8/16/2023	11/20/2028	47,649	47,223	47,649	0.76
US Oral Surgery Management Holdco, LLC	(4)(5)(10)	SOFR +	5.25%	9.02%	12/5/2022	11/20/2028	83	83	83	0.00
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	SOFR +	6.50%	10.17% (incl. 5.09% PIK)	8/2/2024	6/30/2029	21,027	21,027	21,027	0.34
WHCG Purchaser III, Inc.	(4)(5)(10)(17)		10.00%	10.00% PIK	8/2/2024	6/30/2030	17,820	6,354	7,484	0.12
								1,421,646	1,331,689	21.30
Health Care Technology
Accuity Delivery Systems, LLC	(4)(5)(7)(9)	SOFR +	4.75%	8.57%	5/29/2025	5/29/2031	31,885	31,695	31,778	0.51
Brilliance Technologies, Inc.	(4)(5)(7)(9)	SOFR +	4.50%	8.22%	3/11/2025	3/11/2032	1,500	1,488	1,499	0.02
Brilliance Technologies, Inc.	(4)(5)(9)	SOFR +	4.50%	8.22%	3/11/2025	3/11/2032	2,400	2,388	2,400	0.04
Brilliance Technologies, Inc.	(4)(5)(9)	SOFR +	4.50%	8.22%	5/16/2025	3/11/2032	2,130	2,120	2,130	0.03
Caerus US 1, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	8.67%	5/25/2022	5/25/2029	11,169	11,061	11,169	0.18
Caerus US 1, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	8.67%	10/28/2022	5/25/2029	2,154	2,131	2,154	0.03
Caerus US 1, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	8.67%	10/28/2022	5/25/2029	315	312	315	0.01
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	8.67%	3/27/2024	5/25/2029	49,250	49,250	49,250	0.79
Caerus US 1, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.00%	8.73%	5/25/2022	5/25/2029	1,014	1,000	1,014	0.02
Color Intermediate, LLC	(4)(10)	SOFR +	4.75%	8.52%	7/2/2024	10/4/2029	19,758	19,491	19,758	0.32

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Technology (continued)
Continental Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.22%	4/2/2024	4/2/2031	$36,992	$36,581	$36,949	0.59%
Continental Buyer, Inc.	(4)(5)(10)	SOFR +	4.50%	8.22%	10/21/2025	4/2/2031	21,855	21,750	21,855	0.35
Cronos Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	10.20%	3/1/2021	3/1/2028	71,173	70,514	71,173	1.14
Cronos Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	9.94%	3/1/2021	3/1/2028	14,758	14,679	14,758	0.24
Cronos Crimson Holdings, Inc.	(4)(5)(10)	SOFR +	6.24%	10.25%	4/25/2025	3/1/2028	17,647	17,513	17,647	0.28
CT Technologies Intermediate Holdings, Inc.	(4)(10)	SOFR +	5.00%	8.72%	8/30/2024	8/30/2031	28,062	27,835	28,062	0.45
CT Technologies Intermediate Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.72%	8/30/2024	8/30/2031	466	415	407	0.01
CT Technologies Intermediate Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.47%	8/5/2025	8/30/2031	28,112	27,849	28,112	0.45
CT Technologies Intermediate Holdings, Inc.	(4)(10)	SOFR +	4.75%	8.47%	7/10/2025	8/30/2031	12,116	12,005	12,116	0.19
CT Technologies Intermediate Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.47%	7/10/2025	8/30/2031	5,193	5,137	5,193	0.08
eResearchTechnology, Inc.	(4)(10)	SOFR +	4.75%	8.47%	1/15/2025	1/19/2032	152,793	151,474	152,793	2.45
eResearchTechnology, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.47%	1/15/2025	1/19/2032	29,405	28,919	29,261	0.47
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	6.00%	9.82%	10/29/2021	10/30/2028	16,294	16,166	16,294	0.26
Healthcomp Holding Company, LLC	(4)(10)	SOFR +	5.75%	9.66%	11/8/2023	11/8/2029	102,693	102,072	97,045	1.55
Kona Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.36%	7/23/2024	7/23/2031	78	76	73	0.00
Kona Buyer, LLC	(4)(5)(10)	SOFR +	4.50%	8.36%	7/23/2024	7/23/2031	1,034	1,026	1,029	0.02
Magic Bidco, Inc.	(4)(10)	SOFR +	5.75%	9.47%	7/1/2024	7/1/2030	25,679	25,255	25,551	0.41
Magic Bidco, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.47%	7/1/2024	7/1/2030	3,342	3,273	3,324	0.05
Magic Bidco, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.47%	7/1/2024	7/1/2030	1,291	1,262	1,251	0.02
MEDX AMCP Holdings, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.47%	7/21/2025	7/21/2032	4,090	4,037	4,034	0.06
Modernizing Medicine, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.42% (incl. 2.25% PIK)	4/30/2025	4/30/2032	8,971	8,884	8,963	0.14
Neptune Holdings, Inc.	(4)(7)(10)	SOFR +	4.50%	8.17%	12/12/2024	8/31/2030	6,860	6,732	6,837	0.11
Netsmart Technologies, Inc.	(4)(7)(10)	SOFR +	5.20%	8.92% (incl. 2.70% PIK)	8/23/2024	8/23/2031	24,231	23,996	24,215	0.39
Octane Purchaser, Inc.	(4)(5)(7)(9)	SOFR +	4.25%	7.97%	5/19/2025	5/19/2032	2,332	2,319	2,329	0.04
Project Ruby Ultimate Parent Corp.	(8)	SOFR +	2.75%	6.58%	7/18/2025	3/10/2028	8,248	8,248	8,280	0.13
Rocky MRA Acquisition Corp.	(4)(9)	SOFR +	5.00%	9.04%	4/1/2022	4/2/2029	9,379	9,316	9,379	0.15
Signant Finance One, Ltd.	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	10/16/2025	10/16/2031	37,681	37,241	37,225	0.60
								785,510	785,622	12.58

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance
Amerilife Holdings, LLC	(4)(10)	SOFR +	5.00%	8.79%	6/17/2024	8/31/2029		$96,339	$95,935	$95,857	1.53%
Amerilife Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.79%	6/17/2024	8/31/2029		3,335	3,205	3,172	0.05
Beacon Dc, Ltd.	(4)(6)(10)	SOFR +	4.75%	8.52%	12/4/2025	12/4/2032		136,195	134,175	134,152	2.15
Beacon Dc, Ltd.	(4)(5)(6)(7)(10)	SOFR +	4.75%	8.52%	12/4/2025	12/4/2032		2,851	2,544	2,530	0.04
CFCo, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(17)(18)		0.00%	0.00%	9/11/2023	9/13/2038		9,566	1,397	0	0.00
Daylight Beta Parent, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(17)(18)		10.00%	10.00% PIK	9/11/2023	9/12/2033		6,729	5,559	921	0.01
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.42%	10/29/2021	10/29/2030		14,285	14,197	14,285	0.23
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.42%	10/29/2021	10/29/2030		4,735	4,697	4,735	0.08
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.42%	11/17/2023	10/29/2030		6,822	6,744	6,822	0.11
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	5/21/2024	10/29/2030		5,570	5,507	5,509	0.09
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	5/21/2024	10/29/2030		4,164	4,140	4,164	0.07
Foundation Risk Partners Corp.	(4)(5)(10)	SOFR +	4.75%	8.42%	9/24/2025	10/29/2030		2,034	2,034	2,034	0.03
Foundation Risk Partners Corp.	(4)(5)(10)	SOFR +	4.75%	8.42%	9/24/2025	10/29/2030		951	951	951	0.02
Galway Borrower, LLC	(4)(5)(10)	SOFR +	4.50%	8.17%	9/30/2021	9/29/2028		14,623	14,558	14,623	0.23
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	9/30/2021	9/29/2028		1,664	1,606	1,664	0.03
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	2/7/2024	9/29/2028		10,839	10,660	10,839	0.17
Gimlet Bidco, GmbH	(4)(6)(8)	E +	5.75%	7.82%	4/15/2024	4/23/2031	EUR	30,620	32,007	35,985	0.58
Gimlet Bidco, GmbH	(4)(6)(7)(8)	E +	5.75%	7.82%	4/15/2024	4/23/2031	EUR	11,947	13,201	13,855	0.22
Higginbotham Insurance Agency, Inc.	(4)(5)(6)(11)	SOFR +	4.50%	8.22%	7/3/2024	11/25/2028		4,925	4,922	4,925	0.08
High Street Buyer, Inc.	(4)(10)	SOFR +	4.50%	8.17%	4/16/2021	4/14/2028		10,226	10,159	10,226	0.16
High Street Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.17%	4/16/2021	4/14/2028		77,731	77,120	77,686	1.24
High Street Buyer, Inc.	(4)(10)	SOFR +	4.50%	8.17%	4/16/2021	4/14/2028		13,499	13,411	13,499	0.22
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	7/18/2025	4/14/2028		2,847	2,749	2,847	0.05
Integrity Marketing Acquisition, LLC	(4)(7)(10)	SOFR +	5.00%	8.82%	8/27/2024	8/25/2028		163,971	163,253	163,941	2.63
Koala Investment Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	8/29/2025	8/29/2032		1,380	1,364	1,370	0.02
MRH Trowe Beteiligungsgesellschaft mbH	(4)(6)(7)(8)	E +	5.00%	7.11%	5/15/2025	5/17/2032	EUR	406	450	474	0.01

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Paisley Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.50%	9.40% (incl. 2.00% PIK)	4/17/2024	5/7/2031	GBP	6,450	$7,989	$8,408	0.13%
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.50%	7.57% (incl. 2.00% PIK)	4/17/2024	5/7/2031	EUR	3,420	3,640	3,888	0.06
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.50%	7.57% (incl. 2.00% PIK)	4/17/2024	5/7/2031	EUR	3,016	3,114	3,430	0.05
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.50%	7.57% (incl. 2.00% PIK)	7/31/2025	5/7/2031	EUR	2,925	3,341	3,326	0.05
Patriot Growth Insurance Services, LLC	(4)(5)(10)	SOFR +	5.00%	8.82%	10/14/2021	10/16/2028		$4,498	4,472	4,498	0.07
Patriot Growth Insurance Services, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.67%	11/17/2023	10/16/2028	4,274		4,245	4,214	0.07
Sail Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.25%	9.22%	11/28/2025	11/5/2032	GBP	8,010	10,493	10,680	0.17
SelectQuote, Inc.	(4)(5)(6)(20)	SOFR +	6.50%	10.32%	10/15/2024	9/30/2027	32,853		32,828	32,853	0.53
SG Acquisition, Inc.	(4)(7)(10)	SOFR +	4.75%	8.71%	4/3/2024	4/3/2030	126,384		125,525	126,384	2.02
Shelf Bidco, Ltd.	(4)(6)(10)(18)	SOFR +	5.18%	9.06%	10/17/2024	10/17/2031	148,382		147,768	148,382	2.38
Simplicity Financial Marketing Group Holdings, Inc.	(4)(5)(6)(7)(10)	SOFR +	4.75%	8.42%	12/31/2024	12/31/2031	9,030		8,941	9,019	0.14
Sparta UK Bidco, Ltd.	(4)(5)(6)(8)	S +	6.00%	9.72%	9/25/2024	9/25/2031	GBP	17,779	23,468	23,965	0.38
Sparta UK Bidco, Ltd.	(4)(5)(6)(8)	E +	6.00%	7.85%	9/25/2024	9/25/2031	EUR	470	526	552	0.01
SQ ABS Issuer, LLC	(4)(5)(6)(8)		7.80%	7.80%	10/11/2024	10/20/2039	4,752		4,717	4,752	0.08
Tennessee Bidco, Limited	(4)(6)(8)	SOFR +	5.25%	9.65% (incl. 2.00% PIK)	7/1/2024	7/1/2031	84,934		83,535	84,934	1.36
Tennessee Bidco, Limited	(4)(5)(6)(8)	SOFR +	5.25%	8.85% (incl. 2.00% PIK)	7/1/2024	7/1/2031	19,750		19,656	19,750	0.32
Tennessee Bidco, Limited	(4)(5)(6)(8)	S +	5.25%	9.47% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	45,824	62,000	61,768	0.99
Tennessee Bidco, Limited	(4)(5)(6)(8)	S +	5.25%	9.47% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	3,455	4,346	4,657	0.07
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.25%	7.30% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	1,916	2,020	2,252	0.04
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.25%	7.39% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	9,407	10,809	11,056	0.18

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Tennessee Bidco, Limited	(4)(5)(6)(8)	SOFR +	5.25%	8.85%	5/9/2025	7/1/2031		$6,639	$6,606	$6,639	0.11%
Tennessee Bidco, Limited	(4)(5)(6)(7)(8)	S +	5.25%	9.47%	5/9/2025	7/1/2031	GBP	380	547	512	0.01
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.25%	7.30%	5/9/2025	7/1/2031	EUR	3,563	4,172	4,187	0.07
THG Acquisition, LLC	(4)(5)(10)	SOFR +	4.75%	8.47%	10/31/2024	10/31/2031	11,565		11,469	11,565	0.19
THG Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.47%	10/31/2024	10/31/2031	924		899	924	0.01
World Insurance Associates, LLC	(4)(7)(11)	SOFR +	5.00%	8.67%	2/14/2025	4/3/2030	93,891		92,805	93,825	1.50
									1,306,476	1,313,486	21.04
Interactive Media & Services
North Haven Ushc Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	9.02%	8/28/2024	10/29/2027	2,651		2,625	2,546	0.04
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.02%	8/28/2024	10/29/2027	2,182		2,163	2,105	0.03
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.02%	8/28/2024	10/29/2027	1,277		1,266	1,233	0.02
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.28%	8/28/2024	10/29/2027	544		539	525	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	9.02%	8/28/2024	10/29/2027	785		759	599	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.02%	8/28/2024	10/29/2027	632		627	610	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.21%	8/28/2024	10/29/2027	3,892		3,858	3,756	0.06
Speedster Bidco, GmbH	(4)(6)(7)(8)	E +	2.50%	4.56%	10/17/2024	6/10/2031	EUR	102	82	117	0.00
									11,919	11,491	0.18
IT Services
AI Altius Luxembourg S.à r.l.	(4)(5)(8)		9.75%	9.75% PIK	12/13/2021	12/21/2029	1,172		1,162	1,166	0.02
AI Altius US Bidco, Inc.	(4)(7)(10)	SOFR +	4.75%	8.36%	5/21/2024	12/21/2028	7,531		7,473	7,531	0.12
Allium Buyer, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.84%	5/2/2023	5/2/2030	1,564		1,531	1,557	0.02
Cassipoee, SASU	(4)(5)(6)(8)	E +	4.50%	6.52%	2/26/2025	2/26/2032	EUR	160	165	184	0.00
Denali TopCo, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.59%	8/26/2025	8/26/2032	16,921		16,754	16,800	0.27
Fern Bidco, Ltd.	(4)(5)(6)(8)	S +	5.25%	9.09%	7/1/2024	7/1/2031	GBP	20,317	25,284	26,908	0.43
Fern Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.25%	8.97%	7/1/2024	7/1/2031	GBP	2,222	2,688	2,756	0.04
Infostretch Corporation	(4)(5)(10)	SOFR +	5.75%	9.57%	4/1/2022	4/1/2028	4,825		4,789	4,270	0.07
Inovalon Holdings, Inc.	(4)(10)	SOFR +	5.50%	9.67% (incl. 2.75% PIK)	4/11/2025	11/24/2028	184,968		182,969	184,968	2.96
KEN Bidco, Ltd.	(4)(5)(6)(10)	S +	6.00%	10.09% (incl. 2.50% PIK)	5/3/2024	10/14/2028	GBP	9,574	11,825	10,421	0.17

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
IT Services (continued)
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	ST +	6.00%	7.85%	9/28/2022	9/28/2029	SEK	2,090	$186	$221	0.00%
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	E +	6.00%	8.03%	9/28/2022	9/28/2029	EUR	952	918	1,091	0.02
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	CI +	6.00%	7.98%	9/28/2022	9/28/2029	DKK	4,819	625	739	0.01
Monterey Financing, S.à r.l.	(4)(5)(6)(9)	N +	6.00%	10.14%	9/28/2022	9/28/2029	NOK	5,149	466	498	0.01
Nephele III, BV	(4)(5)(6)(7)(8)	E +	5.00%	7.00%	3/31/2025	1/14/2032	EUR	267	287	309	0.00
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	9.67%	10/25/2021	10/25/2027		$18,885	18,771	18,885	0.30
Red River Technology, LLC	(4)(11)	SOFR +	6.00%	9.99%	5/26/2021	5/26/2027	78,331		78,012	73,436	1.18
Red River Technology, LLC	(4)(5)(11)	SOFR +	6.00%	9.94%	12/1/2025	11/26/2028	8,776		8,611	8,228	0.13
Redwood Services Group, LLC	(4)(10)	SOFR +	5.25%	8.93%	1/3/2025	6/15/2029	76,375		75,764	76,375	1.22
Redwood Services Group, LLC	(4)(7)(10)	SOFR +	5.25%	8.93%	2/5/2024	6/15/2029	98,566		96,998	98,566	1.58
Turing Holdco, Inc.	(4)(5)(6)(8)	SOFR +	6.00%	9.94% (incl. 2.50% PIK)	10/14/2021	10/14/2028	9,113		8,958	7,359	0.12
Turing Holdco, Inc.	(4)(5)(6)(8)	SOFR +	6.00%	10.10% (incl. 2.50% PIK)	10/14/2021	10/14/2028	4,531		4,483	3,659	0.06
Turing Holdco, Inc.	(4)(5)(6)(8)	E +	6.00%	8.00% (incl. 2.50% PIK)	10/14/2021	10/14/2028	EUR	11,772	13,431	11,171	0.18
Turing Holdco, Inc.	(4)(5)(6)(8)	E +	6.00%	8.00% (incl. 2.50% PIK)	10/14/2021	10/14/2028	EUR	4,468	5,075	4,240	0.07
Turing Holdco, Inc.	(4)(6)(10)	SOFR +	6.00%	10.10% (incl. 2.50% PIK)	5/3/2024	10/14/2028	21,423		21,043	17,299	0.28
Turing Holdco, Inc.	(4)(5)(6)(10)	S +	6.00%	10.09% (incl. 2.50% PIK)	5/3/2024	10/14/2028	GBP	16,094	19,876	17,518	0.28
									608,144	596,155	9.54
Life Sciences Tools & Services
Cambrex Corp.	(4)(7)(10)	SOFR +	4.50%	8.22%	3/5/2025	3/5/2032	22,373		22,137	22,105	0.35
Creek Parent, Inc.	(4)(7)(10)	SOFR +	5.00%	8.73%	12/17/2024	12/18/2031	68,283		67,117	67,597	1.08
Falcon Parent Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	8.89%	11/6/2024	11/6/2031	28,209		27,946	27,963	0.45
PAS Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.42%	8/18/2025	8/18/2032	465		454	454	0.01
									117,654	118,119	1.89

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Machinery
Bidco 76 S.p.A.	(4)(6)(8)	E +	4.75%	6.87%	12/11/2024	12/10/2031	EUR	22,008	$22,772	$25,863	0.41%
Cielo Bidco, Ltd.	(4)(5)(6)(8)	S +	4.75%	8.47%	6/30/2025	3/31/2032	GBP	151	206	204	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(7)(8)	E +	4.75%	6.68%	6/30/2025	3/31/2032	EUR	69	80	81	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(8)	SOFR +	4.75%	8.41%	6/30/2025	3/31/2032		$76	75	76	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(7)(8)	SOFR +	4.75%	8.62%	6/30/2025	3/31/2032	44		42	44	0.00
MHE Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.00%	9.99%	7/21/2021	7/21/2027	1,964		1,953	1,927	0.03
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.24%	8/30/2022	7/21/2027	76		75	75	0.00
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.50%	10.49%	12/20/2022	7/21/2027	76		76	75	0.00
									25,279	28,345	0.44
Marine
Armada Parent, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.12%	10/29/2021	10/29/2030	1,247		1,223	1,247	0.02
Armada Parent, Inc.	(4)(10)	SOFR +	5.25%	9.07%	6/9/2025	10/29/2030	25,216		25,039	25,216	0.40
Kattegat Project Bidco, AB	(4)(5)(6)(8)	SOFR +	5.50%	9.19%	3/20/2024	4/7/2031	2,605		2,556	2,605	0.04
Kattegat Project Bidco, AB	(4)(5)(6)(7)(8)	E +	5.50%	7.52%	3/20/2024	4/7/2031	EUR	29,819	31,694	34,947	0.56
									60,512	64,015	1.02
Media
Bimini Group Purchaser, Inc.	(4)(10)	SOFR +	4.75%	8.57%	4/26/2024	4/26/2031	69,184		68,659	69,184	1.11
Bimini Group Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.49%	4/26/2024	4/26/2031	12,993		12,817	12,993	0.21
									81,476	82,177	1.32

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc.	(4)(6)(10)	SOFR +	5.25%	9.14%	8/30/2024	8/15/2028		$43,141	$42,859	$43,141	0.69%
KKR Alberta Midstream Finance, Inc.	(4)(6)(10)	SOFR +	5.25%	9.14%	8/30/2024	8/15/2028		23,468	23,281	23,468	0.38
									66,140	66,609	1.07
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.50%	9.49%	11/12/2021	11/12/2027		7,143	7,107	7,072	0.11
Profile Products, LLC	(4)(5)(7)(10)	P +	4.50%	11.25%	11/12/2021	11/12/2027		345	341	336	0.01
									7,448	7,408	0.12
Pharmaceuticals
Eden Acquisitionco, Ltd.	(4)(6)(7)(10)	SOFR +	5.00%	8.60%	11/2/2023	11/18/2030		36,081	35,522	35,898	0.57
Eden Acquisitionco, Ltd.	(4)(5)(6)(8)	E +	5.00%	7.12%	9/23/2025	11/18/2030	EUR	4,698	5,014	5,521	0.09
Galileo Pharma Bidco S.p.A	(4)(5)(6)(7)(8)	E +	5.00%	7.10%	10/7/2025	10/7/2032	EUR	4,988	5,699	5,745	0.09
Gusto Sing Bidco Pte, Ltd.	(4)(5)(6)(7)(10)	BB +	4.75%	8.39%	11/15/2024	11/15/2031	AUD	1,000	639	664	0.01
Perseus Bidco US, Inc.	(4)(5)(6)(8)	SOFR +	5.00%	8.82%	8/13/2025	8/13/2032		10,406	10,290	10,276	0.16
Stark International Lux	(4)(5)(6)(8)	SOFR +	5.00%	8.82%	8/13/2025	8/13/2032		1,236	1,222	1,221	0.02
Stark International Lux	(4)(5)(6)(8)	E +	5.00%	7.07%	8/13/2025	8/13/2032	EUR	185	214	215	0.00
									58,600	59,540	0.94
Professional Services
Accordion Partners, LLC	(4)(7)(10)	SOFR +	5.00%	8.70%	12/17/2025	11/15/2031		10,220	10,165	10,165	0.16
ALKU, LLC	(4)(5)(10)	SOFR +	6.25%	9.92%	5/23/2023	5/23/2029		782	771	774	0.01
ALKU, LLC	(4)(10)	SOFR +	5.50%	9.17%	2/21/2024	5/23/2029		26,195	25,857	25,475	0.41
Apex Companies, LLC	(4)(11)	SOFR +	5.00%	8.82%	8/28/2024	1/31/2030		10,841	10,718	10,841	0.17
Apex Companies, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.84%	1/31/2023	1/31/2030		1,958	1,793	1,817	0.03
Apex Companies, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.82%	8/28/2024	1/31/2030		7,242	7,155	7,242	0.12
Artisan Acquisitionco, Ltd.	(4)(6)(8)	SOFR +	4.75%	8.42%	9/27/2024	9/30/2031		57,154	56,216	57,011	0.91
Artisan Acquisitionco, Ltd.	(4)(6)(8)	SOFR +	4.75%	8.42%	9/27/2024	9/30/2031		7,938	7,808	7,918	0.13
Baker Tilly Advisory Group, LP	(4)(10)	SOFR +	4.75%	8.47%	6/3/2024	6/3/2031		53,135	52,519	53,135	0.85
Baker Tilly Advisory Group, LP	(4)(5)(7)(10)	SOFR +	4.25%	7.97%	6/2/2025	6/3/2031		3,657	3,505	3,644	0.06
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	4.50%	8.22%	11/2/2021	11/2/2027		5,992	5,949	5,971	0.10
Chartwell Cumming Holding, Corp.	(4)(11)	SOFR +	4.75%	8.47%	5/26/2021	11/16/2029		86,330	85,946	86,330	1.38
Chartwell Cumming Holding, Corp.	(4)(5)(7)(11)	SOFR +	4.75%	8.47%	11/18/2022	11/16/2029		9,548	9,340	9,548	0.15
Chartwell Cumming Holding, Corp.	(4)(11)	SOFR +	4.75%	8.47%	2/14/2025	11/16/2029		13,933	13,817	13,933	0.22
Chartwell Cumming Holding, Corp.	(4)(5)(11)	SOFR +	4.75%	8.47%	10/7/2025	11/16/2029		8,115	8,077	8,115	0.13
Chartwell Cumming Holding, Corp.	(4)(5)(11)	SOFR +	4.75%	8.47%	2/14/2025	11/16/2029		16,136	16,004	16,136	0.26

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
Cisive Holdings Corp.	(4)(7)(11)	SOFR +	5.75%	9.42%	12/8/2021	12/8/2030		$8,315	$8,233	$8,126	0.13%
Clearview Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.27%	8/26/2021	8/31/2029	7,182		7,139	7,182	0.12
CRCI Longhorn Holdings, Inc.	(4)(7)(10)	SOFR +	4.75%	8.47%	8/27/2024	8/27/2031	11,355		11,236	11,339	0.18
Denali Intermediate Holdings, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.50%	9.23%	8/26/2025	8/26/2032	9,239		9,142	9,137	0.15
East River Bidco, GmbH	(4)(6)(7)(8)	E +	5.25%	7.27%	3/26/2025	3/26/2032	EUR	97	103	112	0.00
G&A Partners Holding Company II, LLC	(4)(10)	SOFR +	5.00%	8.82%	5/6/2025	3/3/2031	33,440		32,967	33,440	0.54
G&A Partners Holding Company II, LLC	(4)(5)(10)	SOFR +	5.00%	8.82%	5/6/2025	3/3/2031	20,561		20,470	20,561	0.33
G&A Partners Holding Company II, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.67%	5/6/2025	3/3/2031	4,728		4,640	4,662	0.07
Guidehouse, Inc.	(4)(10)	SOFR +	4.75%	8.47%	10/15/2021	12/16/2030	314,311		312,686	314,311	5.03
IG Investments Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	8.84%	11/1/2024	9/22/2028	45,883		45,494	45,883	0.73
King Bidco S.P.E.C.	(4)(5)(6)(7)(8)	E +	5.25%	7.25%	6/26/2025	6/26/2032	EUR	175	200	201	0.00
Mercury Bidco Globe, Limited	(4)(5)(6)(7)(8)	S +	6.00%	9.97%	1/18/2024	1/31/2031	GBP	54,601	68,369	73,600	1.18
Mercury Bidco Globe, Limited	(4)(5)(6)(9)	SOFR +	6.00%	9.84%	1/30/2024	1/31/2031	4,520		4,254	4,520	0.07
MPG Parent Holdings, LLC	(4)(11)	SOFR +	5.00%	8.99%	1/8/2024	1/8/2030	10,762		10,618	10,762	0.17
MPG Parent Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.87%	1/8/2024	1/8/2030	3,289		3,214	3,289	0.05
NDT Global Holding, Inc.	(4)(5)(6)(7)(9)	SOFR +	4.50%	8.22%	6/3/2025	6/4/2032	931		920	929	0.01
Oxford Global Resources, Inc.	(4)(11)	SOFR +	6.00%	9.84%	8/17/2021	8/17/2027	18,580		18,479	18,580	0.30
Oxford Global Resources, Inc.	(4)(7)(11)	SOFR +	6.00%	9.82%	8/17/2021	8/17/2027	2,880		2,851	2,880	0.05
Oxford Global Resources, Inc.	(4)(9)	SOFR +	6.00%	10.21%	6/6/2024	8/17/2027	2,194		2,162	2,194	0.04
Pavion Corp.	(4)(10)	SOFR +	6.00%	9.84%	10/30/2023	10/30/2030	75,024		73,991	75,024	1.20
Pavion Corp.	(4)(10)	SOFR +	5.75%	9.47%	10/30/2023	10/30/2030	15,819		15,649	15,819	0.25
Petrus Buyer, Inc.	(4)(10)	SOFR +	4.75%	8.64%	10/17/2022	10/17/2029	2,442		2,402	2,442	0.04
Petrus Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.59%	2/26/2025	10/17/2029	642		635	642	0.01
Red Pathway Bidco, AB	(4)(5)(6)(7)(8)	ST +	5.00%	6.97%	10/15/2025	10/15/2032	SEK	55,110	5,693	5,844	0.09
Red Pathway Bidco, AB	(4)(5)(6)(8)	N +	5.00%	9.19%	10/30/2025	10/30/2032	NOK	27,111	2,655	2,649	0.04
Red Pathway Bidco, AB	(4)(5)(6)(8)	CI +	5.00%	6.97%	10/30/2025	10/30/2032	DKK	12,140	1,853	1,882	0.03
Red Pathway Bidco, AB	(4)(5)(6)(8)	E +	5.00%	7.03%	10/30/2025	10/30/2032	EUR	3,658	4,168	4,234	0.07

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
STV Group, Inc.	(4)(7)(10)	SOFR +	4.75%	8.47%	3/20/2024	3/20/2031		$23,990	$23,512	$23,920	0.38%
Teneo Holdings, LLC	(4)(5)(7)(9)	SOFR +	4.75%	8.47%	7/31/2025	7/31/2032	116,485		115,236	116,320	1.86
The North Highland Co, LLC	(4)(5)(10)	SOFR +	4.75%	8.47%	12/20/2024	12/20/2031	15,862		15,730	15,585	0.25
The North Highland Co, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.47%	12/20/2024	12/20/2030	590		531	487	0.01
Thevelia US, LLC	(5)(6)(9)	SOFR +	3.00%	6.67%	7/29/2024	6/18/2029	1,270		1,270	1,277	0.02
Titan Investment Company, Inc.	(4)(8)(17)	SOFR +	5.75%	9.87%	3/20/2020	3/20/2027	40,839		40,453	31,242	0.50
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	4.50%	8.44%	6/29/2021	6/29/2029	59,601		59,172	59,601	0.95
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	4.50%	8.50%	6/29/2021	6/29/2029	34,525		34,315	34,525	0.55
Trinity Partners Holdings, LLC	(4)(7)(11)(18)	SOFR +	5.24%	9.06%	12/21/2021	12/31/2030	5,153		5,107	5,153	0.08
West Monroe Partners, LLC	(4)(10)	SOFR +	4.75%	8.48%	11/9/2021	11/8/2028	14,446		14,333	14,301	0.23
West Monroe Partners, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.48%	12/18/2024	11/8/2028	494		490	460	0.01
West Monroe Partners, LLC	(4)(5)(10)	SOFR +	4.75%	8.48%	9/15/2025	11/8/2028	25,870		25,636	25,611	0.41
YA Intermediate Holdings II, LLC	(4)(5)(10)	SOFR +	5.00%	8.85%	10/1/2024	10/1/2031	7,809		7,753	7,770	0.12
YA Intermediate Holdings II, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.69%	10/1/2024	10/1/2031	902		875	878	0.01
									1,330,276	1,335,429	21.35
Real Estate Management & Development
Castle Management Borrower, LLC	(4)(7)(11)	SOFR +	5.50%	9.17%	11/3/2023	11/5/2029	22,867		22,470	22,725	0.36
Community Management Holdings Midco 2, LLC	(4)(10)	SOFR +	4.75%	8.60%	11/1/2024	11/1/2031	9,577		9,458	9,577	0.15
Community Management Holdings Midco 2, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.60%	11/1/2024	11/1/2031	2,564		2,496	2,564	0.04
Community Management Holdings Midco 2, LLC	(4)(5)(10)	SOFR +	4.75%	8.44%	7/8/2025	11/1/2031	5,500		5,449	5,500	0.09
Neptune BidCo, SAS	(4)(5)(6)(7)(8)	E +	5.00%	7.07%	4/1/2024	4/1/2031	EUR	8,205	8,733	9,661	0.15
Odevo, AB	(4)(5)(6)(8)	E +	5.25%	7.36%	10/31/2024	12/31/2030	EUR	251	261	295	0.00
Odevo, AB	(4)(5)(6)(8)	S +	5.25%	9.22%	10/31/2024	12/31/2030	GBP	2,215	2,795	2,986	0.05
Odevo, AB	(4)(5)(6)(8)	ST +	5.25%	7.21%	10/31/2024	12/31/2030	SEK	90,957	8,217	9,880	0.16
Odevo, AB	(4)(6)(8)	SOFR +	5.25%	8.96%	10/31/2024	12/31/2030	28,239		28,122	28,239	0.45
Odevo, AB	(4)(5)(6)(7)(8)	E +	5.25%	7.36%	11/28/2024	12/31/2030	EUR	12,352	12,691	14,307	0.23
Odevo, AB	(4)(5)(6)(8)	SOFR +	5.25%	8.96%	6/30/2025	12/31/2030	10,329		9,451	10,329	0.17
Odevo, AB	(4)(5)(6)(8)	S +	5.25%	9.22%	9/12/2025	12/31/2030	GBP	3,729	4,505	5,027	0.08
									114,648	121,090	1.93

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software
Abacus Holdco 2, Oy	(4)(5)(6)(8)	E +	4.50%	6.51%	10/11/2024	10/10/2031	EUR	727	$790	$855	0.01%
Abacus Holdco 2, Oy	(4)(5)(6)(7)(8)	E +	4.50%	6.51%	10/14/2024	8/13/2031	EUR	111	120	130	0.00
Acumatica Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	7/28/2025	7/28/2032		$11,613	11,486	11,477	0.18
AI Titan Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.22%	8/29/2024	8/29/2031	4,548		4,505	4,543	0.07
Anaplan, Inc.	(4)(7)(10)	SOFR +	4.50%	8.32%	5/20/2025	6/21/2029	24,245		24,097	24,242	0.39
Arnhem BidCo, GmbH	(4)(6)(7)(8)	E +	4.50%	6.52%	9/18/2024	9/30/2031	EUR	51,761	56,765	60,829	0.97
Auctane, Inc.	(4)(10)	SOFR +	5.75%	9.58%	10/5/2021	10/5/2028	278,297		276,103	274,123	4.39
Auctane, Inc.	(4)(5)(10)	SOFR +	5.75%	9.58%	12/14/2021	10/5/2028	3,273		3,247	3,224	0.05
AuditBoard, Inc.	(4)(7)(10)	SOFR +	4.50%	8.24%	7/12/2024	7/12/2031	13,684		13,562	13,684	0.22
AuditBoard, Inc.	(4)(5)(10)	SOFR +	4.50%	8.24%	12/10/2025	7/12/2031	1,766		1,753	1,752	0.03
Azurite Intermediate Holdings, Inc.	(4)(7)(10)	SOFR +	6.00%	9.72%	3/19/2024	3/19/2031	36,936		36,478	36,919	0.59
Banyan Software Holdings, LLC	(4)(11)	SOFR +	5.50%	9.22%	1/2/2025	1/2/2031	9,321		9,243	9,297	0.15
Banyan Software Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.50%	9.22%	1/2/2025	1/2/2031	6,765		6,699	6,745	0.11
Banyan Software Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.25%	8.98%	10/7/2025	1/2/2031	1,366		1,360	1,308	0.02
Bayshore Intermediate #2, LP	(4)(10)	SOFR +	5.50%	9.19% (incl. 3.00% PIK)	9/19/2025	10/2/2028	97,682		97,597	97,682	1.56
Bayshore Intermediate #2, LP	(4)(5)(7)(10)	SOFR +	5.00%	8.69%	11/8/2024	10/1/2027	2,287		2,262	2,287	0.04
Bending Spoons US, Inc.	(6)(11)	SOFR +	5.25%	9.03%	2/19/2025	3/7/2031	17,692		17,489	17,272	0.28
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	5.75%	9.48%	8/8/2022	8/8/2028	1,956		1,940	1,937	0.03
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	5.75%	9.48%	8/8/2022	8/8/2028	345		343	342	0.01
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	5.75%	9.48%	8/8/2022	8/8/2028	238		236	235	0.00
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	5.75%	9.48%	10/25/2024	8/8/2028	1,589		1,573	1,573	0.03
Bluefin Holding, LLC	(4)(7)(11)	SOFR +	4.25%	7.98%	9/12/2023	9/12/2029	27,291		26,853	27,291	0.44
Bond Lux HoldCo S.à r.l.	(4)(5)(6)(8)	E +	5.00%	7.10%	9/26/2025	9/27/2032	EUR	9,838	11,350	11,389	0.18
Brave Parent Holdings, Inc.	(4)(7)(10)	SOFR +	4.25%	7.97%	10/17/2025	11/28/2030	67,106		66,604	67,106	1.07
Businessolver.com. Inc.	(4)(10)	SOFR +	4.50%	8.17%	12/3/2025	12/3/2032	5,121		5,080	5,096	0.08

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Caribou Bidco, Ltd.	(4)(6)(8)	S +	5.00%	9.22%	7/2/2024	2/1/2029	GBP	39,280	$49,984	$52,948	0.85%
Confine Visual Bidco	(4)(6)(8)	SOFR +	5.75%	9.43%	2/23/2022	2/23/2029		$15,868	15,657	12,694	0.20
Confine Visual Bidco	(4)(5)(6)(8)	SOFR +	5.75%	9.43%	3/11/2022	2/23/2029	379		379	303	0.00
Confluence Technologies, Inc.	(4)(5)(9)	SOFR +	5.00%	8.85%	2/14/2025	7/30/2028	2,215		2,164	2,182	0.03
Connatix Buyer, Inc.	(4)(10)	SOFR +	5.50%	9.70%	7/14/2021	7/14/2027	21,137		21,029	20,820	0.33
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.70%	7/14/2021	7/14/2027	2,390		2,362	2,308	0.04
Connatix Buyer, Inc.	(4)(5)(10)	SOFR +	5.50%	9.70%	10/9/2024	7/14/2027	1,132		1,119	1,115	0.02
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.70%	10/9/2024	7/14/2027	505		485	490	0.01
Coupa Software, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.25%	9.09%	2/27/2023	2/27/2030	1,809		1,779	1,810	0.03
Crewline Buyer, Inc.	(4)(7)(11)	SOFR +	6.75%	10.59%	11/8/2023	11/8/2030	61,956		60,769	61,956	0.99
Denali Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.00%	8.72%	9/5/2025	9/5/2031	GBP	17,654	23,270	23,674	0.38
Denali Bidco, Ltd.	(4)(5)(6)(8)	E +	5.00%	7.02%	9/5/2025	9/5/2031	EUR	31,222	36,252	36,508	0.58
Denali Bidco, Ltd.	(4)(5)(6)(8)	E +	5.00%	7.02%	9/5/2025	9/5/2031	EUR	1,632	1,760	1,909	0.03
Diligent Corp.	(4)(10)	SOFR +	5.00%	8.82%	4/30/2024	8/2/2030	49,683		49,537	49,683	0.80
Diligent Corp.	(4)(10)	SOFR +	5.00%	8.82%	4/30/2024	8/2/2030	8,517		8,492	8,517	0.14
Discovery Education, Inc.	(4)(10)	SOFR +	6.75%	10.71% (incl. 5.85% PIK)	4/7/2022	4/9/2029	34,503		34,263	28,724	0.46
Discovery Education, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.71%	4/7/2022	4/9/2029	1,973		1,946	1,478	0.02
Discovery Education, Inc.	(4)(5)(10)	SOFR +	6.75%	10.61% (incl. 5.80% PIK)	10/3/2023	4/9/2029	3,882		3,854	3,232	0.05
Doit International, Ltd.	(4)(5)(7)(11)	SOFR +	4.50%	8.32%	11/25/2024	11/26/2029	11,519		11,261	11,432	0.18
Dropbox, Inc.	(4)(6)(7)(10)(18)	SOFR +	4.91%	8.65%	12/10/2024	12/11/2029	78,915		78,035	77,905	1.25
Eagan Parent, Inc.	(4)(5)(7)(9)	SOFR +	4.50%	8.24%	9/6/2025	9/8/2032	361		359	360	0.01
Edison Bidco, AS	(4)(5)(6)(7)(8)	E +	5.25%	7.41%	12/18/2024	12/18/2031	EUR	345	345	406	0.01
Elements Finco, Ltd.	(4)(5)(6)(8)	SOFR +	5.00%	8.72%	4/30/2024	4/29/2031	5,046		5,029	5,046	0.08
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.23% (incl. 2.50% PIK)	3/27/2024	4/29/2031	GBP	19,845	24,657	26,750	0.43
Elements Finco, Ltd.	(4)(6)(8)	SOFR +	5.25%	8.97% (incl. 2.25% PIK)	3/27/2024	4/29/2031	6,198		6,144	6,198	0.10
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.23% (incl. 2.50% PIK)	3/27/2024	4/29/2031	GBP	8,896	11,052	11,991	0.19
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.23% (incl. 2.50% PIK)	11/29/2024	4/29/2031	GBP	3,651	4,534	4,922	0.08

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Everbridge Holdings, LLC	(4)(6)(10)	SOFR +	5.00%	8.98%	7/2/2024	7/2/2031		$22,000	$21,914	$22,000	0.35%
Everbridge Holdings, LLC	(4)(5)(6)(7)(10)	SOFR +	5.00%	8.98%	7/2/2024	7/2/2031		2,156	2,132	2,156	0.03
Experity, Inc.	(4)(5)(10)	SOFR +	5.00%	8.67% (incl. 2.25% PIK)	7/22/2021	2/24/2030		12,227	12,116	12,227	0.20
Experity, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.67% (incl. 2.25% PIK)	2/24/2022	2/24/2030		3,944	3,876	3,922	0.06
Flexera Software, LLC	(4)(5)(9)	E +	4.75%	6.68%	8/15/2025	8/16/2032	EUR	9,726	11,353	11,429	0.18
Flexera Software, LLC	(4)(5)(7)(9)	SOFR +	4.75%	8.60%	8/15/2025	8/16/2032		32,226	32,144	32,220	0.52
Gigamon, Inc.	(4)(10)	SOFR +	5.75%	9.78%	3/11/2022	3/9/2029		7,175	7,109	6,995	0.11
Gigamon, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.81%	3/11/2022	3/10/2028		175	173	164	0.00
Granicus, Inc.	(4)(10)	SOFR +	5.50%	9.09% (incl. 2.00% PIK)	1/17/2024	1/17/2031		17,733	17,612	17,733	0.28
Granicus, Inc.	(4)(7)(10)	SOFR +	5.50%	9.09% (incl. 2.00% PIK)	1/17/2024	1/17/2031		5,197	5,157	5,197	0.08
GS Acquisitionco, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	8.92%	3/26/2024	5/25/2028		1,718	1,702	1,668	0.03
GS Acquisitionco, Inc.	(4)(5)(11)	SOFR +	5.25%	8.92%	3/26/2024	5/25/2028		5,275	5,263	5,223	0.08
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.55%	9.28% (incl. 2.93% PIK)	6/14/2024	6/16/2031		15,172	15,058	15,096	0.24
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.55%	9.28% (incl. 2.93% PIK)	9/26/2024	6/16/2031		6,913	6,858	6,878	0.11
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.55%	9.28% (incl. 2.93% PIK)	6/14/2024	6/16/2031		5,635	5,593	5,607	0.09
Icefall Parent, Inc.	(4)(7)(11)	SOFR +	4.50%	8.17%	1/26/2024	1/25/2030		39,632	39,142	39,632	0.63
INK BC Bidco S.p.A.	(4)(6)(7)(8)	E +	5.00%	7.08%	7/17/2025	7/16/2032	EUR	21,636	24,568	25,003	0.40
IQN Holding Corp.	(4)(10)	SOFR +	5.75%	9.42% (incl. 3.13% PIK)	5/2/2022	5/2/2029		4,933	4,911	4,933	0.08
IQN Holding Corp.	(4)(5)(7)(10)	SOFR +	5.25%	8.94%	5/2/2022	5/2/2028		384	382	384	0.01
IQN Holding Corp.	(4)(5)(10)	SOFR +	5.75%	9.42% (incl. 3.13% PIK)	5/16/2025	5/2/2029		610	610	610	0.01
IRI Group Holdings, Inc.	(4)(7)(10)	SOFR +	4.25%	7.97%	4/9/2025	12/1/2029		197,537	195,529	197,537	3.16
Jeppesen Holdings, LLC	(4)(5)(7)(9)	SOFR +	4.75%	8.59%	10/31/2025	11/1/2032		64,409	63,914	63,901	1.02
JS Parent, Inc.	(4)(7)(10)	SOFR +	4.75%	8.59%	4/24/2024	4/24/2031		35,220	35,074	35,203	0.56
LD Lower Holdings, Inc.	(4)(11)	SOFR +	7.50%	11.27%	2/8/2021	8/9/2027		83,362	83,308	74,609	1.19
LogicMonitor, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.34%	11/15/2024	11/19/2031		21,381	21,108	21,232	0.34

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Magnesium BorrowerCo, Inc.	(4)(10)	SOFR +	4.50%	8.22%	5/19/2022	5/18/2029		$5,571	$5,510	$5,571	0.09%
Magnesium BorrowerCo, Inc.	(4)(5)(10)	SOFR +	4.50%	8.22%	3/21/2024	5/18/2029	139		137	139	0.00
Magnesium BorrowerCo, Inc.	(4)(5)(10)	S +	4.50%	8.22%	5/19/2022	5/18/2029	GBP	3339	4,121	4,501	0.07
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	3.75%	7.57%	7/30/2021	7/31/2028	8,352		8,306	7,308	0.12
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.25%	10.07%	6/9/2023	7/31/2028	6,825		6,695	6,416	0.10
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(7)(8)	SOFR +	3.75%	7.44%	2/14/2025	4/30/2028	393		390	351	0.01
Medallia, Inc.	(4)(10)	SOFR +	6.00%	9.70%	10/28/2021	10/29/2028	393,698		391,116	306,100	4.90
Medallia, Inc.	(4)(5)(10)	SOFR +	6.00%	9.70%	8/16/2022	10/29/2028	2,310		2,292	1,796	0.03
ML Holdco, LLC	(4)(5)(7)(9)	SOFR +	4.50%	8.37%	10/24/2025	10/25/2032	1,153		1,147	1,147	0.02
MRI Software, LLC	(4)(11)	SOFR +	4.75%	8.42%	9/22/2020	2/10/2028	6,655		6,658	6,655	0.11
MRI Software, LLC	(4)(11)	SOFR +	4.75%	8.42%	2/10/2020	2/10/2028	89,728		89,480	89,728	1.44
MRI Software, LLC	(4)(5)(7)(11)	SOFR +	4.75%	8.44%	2/10/2020	2/10/2028	1,609		1,580	1,387	0.02
MRI Software, LLC	(4)(5)(7)(9)	SOFR +	4.75%	8.42%	10/2/2025	2/10/2028	614		601	614	0.01
NAVEX TopCo, Inc.	(4)(7)(10)	SOFR +	5.00%	8.91%	10/14/2025	10/14/2032	82,597		81,413	82,387	1.32
Nintex Topco, Limited	(4)(6)(8)	SOFR +	6.00%	9.83% (incl. 1.50% PIK)	11/12/2021	11/13/2028	34,201		33,930	30,439	0.49
Noble Midco 3, Ltd.	(4)(5)(6)(7)(10)	SOFR +	4.75%	8.42%	6/10/2024	6/24/2031	16,985		16,820	16,966	0.27
Optimizely North America, Inc.	(4)(5)(10)	S +	5.50%	9.22%	10/30/2024	10/30/2031	GBP	858	1,104	1,122	0.02
Optimizely North America, Inc.	(4)(5)(10)	E +	5.25%	7.15%	10/30/2024	10/30/2031	EUR	2,861	3,081	3,261	0.05
Optimizely North America, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.92%	10/30/2024	10/30/2031	8,153		8,075	7,896	0.13
PDI TA Holdings, Inc.	(4)(10)	SOFR +	5.50%	9.34%	2/1/2024	2/3/2031	47,301		46,833	47,301	0.76
PDI TA Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.34%	2/1/2024	2/3/2031	2,787		2,745	2,787	0.04
QBS Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	6/3/2025	6/3/2032	13,619		13,552	13,619	0.22
Rally Buyer, Inc.	(4)(5)(10)	SOFR +	6.25%	9.97% (incl. 3.50% PIK)	7/19/2022	7/19/2029	900		892	815	0.01
Rally Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.42%	7/19/2022	7/19/2029	64		63	54	0.00
Relativity ODA, LLC	(4)(7)(11)	SOFR +	4.50%	8.22%	5/12/2021	5/12/2029	19,337		19,136	19,257	0.31
Scorpio BidCo SAS	(4)(5)(6)(7)(8)	E +	5.75%	7.77%	4/3/2024	4/30/2031	EUR	22,826	24,327	26,773	0.43
Seven Bidco, SASU	(4)(5)(6)(7)(8)	E +	4.50%	6.57%	8/29/2025	8/27/2032	EUR	3,412	3,966	3,986	0.06

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
SI Swan UK Bidco, Ltd.	(4)(5)(6)(7)(8)	SOFR +	4.75%	8.46%	12/16/2025	12/16/2032		$47,520	$47,264	$47,262	0.76%
Solis Midco, SAS	(4)(5)(6)(7)(8)	E +	4.75%	6.85%	10/8/2025	10/8/2032	EUR	313	357	361	0.01
Spaceship Purchaser, Inc.	(4)(5)(7)(10)(18)	SOFR +	4.67%	8.34%	9/5/2025	10/17/2031	5,259		5,115	5,085	0.08
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	9.32%	3/9/2021	3/11/2027	56,244		56,078	55,682	0.89
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	9.32%	11/19/2021	3/11/2027	20,768		20,674	20,560	0.33
Spitfire Parent, Inc.	(4)(5)(11)	E +	5.50%	7.40%	3/8/2021	3/11/2027	EUR	10,028	12,056	11,666	0.19
Tango Bidco, SAS	(4)(5)(6)(8)	E +	5.25%	7.28%	10/17/2024	10/17/2031	EUR	11,872	12,706	13,882	0.22
Tango Bidco, SAS	(4)(5)(6)(7)(8)	E +	5.25%	7.28%	10/17/2024	10/17/2031	EUR	3,252	3,470	3,787	0.06
Themis Solutions, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.50%	9.22% (incl. 3.75% PIK)	10/29/2025	10/29/2032	24,235		23,816	23,735	0.38
Tricentis Operations Holdings, Inc.	(4)(5)(7)(11)	SOFR +	6.25%	10.09% (incl. 4.88% PIK)	2/11/2025	2/11/2032	23,838		23,592	23,787	0.38
Triple Lift, Inc.	(4)(10)	SOFR +	5.75%	9.59%	3/18/2022	5/5/2028	13,600		13,496	12,444	0.20
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	9.59%	5/6/2021	5/5/2028	46,795		46,430	42,163	0.68
Varicent Parent Holdings Corp.	(4)(5)(7)(10)	SOFR +	6.25%	9.92% (incl. 3.38% PIK)	8/23/2024	8/23/2031	13,209		13,039	13,035	0.21
Varicent Parent Holdings Corp.	(4)(5)(7)(10)	SOFR +	6.25%	9.92% (incl. 3.38% PIK)	10/15/2025	8/23/2031	4,569		4,517	4,513	0.07
WPEngine, Inc.	(4)(7)(10)	SOFR +	5.75%	9.45%	8/14/2023	8/14/2029	66,667		65,341	66,467	1.06
Zendesk, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.69%	7/23/2024	11/22/2028	1,839		1,820	1,839	0.03
Zorro Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	4.65%	8.62%	8/13/2024	8/13/2031	GBP	28,916	36,197	38,544	0.62
Zorro Bidco, Ltd.	(4)(5)(6)(8)	S +	4.65%	8.62%	1/30/2025	8/13/2031	GBP	3,165	3,903	4,223	0.07
Zorro Bidco, Ltd.	(4)(5)(6)(8)	ST +	4.65%	6.66%	2/6/2025	8/13/2031	SEK	43,390	3,951	4,666	0.07
									2,918,450	2,830,335	45.29
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	5.98%	9.83%	5/3/2019	5/3/2028	175,836		175,688	175,837	2.82
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	5.00%	8.83%	6/13/2024	2/28/2028	84,454		84,084	84,454	1.35
Trading Companies & Distributors
Paramount Global Surfaces, Inc.	(4)(11)	SOFR +	6.00%	9.82% (incl. 4.98% PIK)	4/30/2021	12/31/2028	55,562		55,217	41,393	0.66
Red Fox CD Acquisition Corp.	(4)(11)	SOFR +	6.00%	9.67%	3/4/2024	3/4/2030	73,267		72,096	73,267	1.17
Red Fox CD Acquisition Corp.	(4)(5)(7)(11)	SOFR +	6.00%	9.67%	5/31/2024	3/4/2030	11,583		11,098	11,583	0.19
									138,411	126,243	2.02

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Transportation Infrastructure
Capstone Acquisition Holdings, Inc.	(4)(11)	SOFR +	4.50%	8.32%	8/29/2024	11/13/2029		$5,404	$5,390	$5,404	0.09%
Frontline Road Safety, LLC	(4)(8)	SOFR +	4.75%	8.47% (incl. 2.00% PIK)	3/4/2025	3/4/2032		15,275	15,143	15,199	0.24
Frontline Road Safety, LLC	(4)(5)(7)(8)	SOFR +	4.75%	8.47% (incl. 2.00% PIK)	3/4/2025	3/4/2032		4,481	4,430	4,446	0.07
Frontline Road Safety, LLC	(4)(5)(8)	SOFR +	4.75%	8.47% (incl. 2.00% PIK)	5/15/2025	3/4/2032		4,747	4,694	4,723	0.08
Frontline Road Safety, LLC	(4)(5)(7)(8)	SOFR +	4.75%	8.47% (incl. 2.00% PIK)	10/15/2025	3/4/2032		2,102	2,065	2,075	0.03
Frontline Road Safety, LLC	(4)(5)(8)	SOFR +	4.75%	8.47% (incl. 2.00% PIK)	12/31/2025	3/4/2032		2,812	2,784	2,798	0.04
Helix TS, LLC	(4)(10)	SOFR +	5.00%	8.67%	8/4/2021	8/4/2030		34,369	33,991	34,026	0.54
Helix TS, LLC	(4)(10)	SOFR +	5.00%	8.67%	8/4/2021	8/4/2030		20,649	20,454	20,442	0.33
Helix TS, LLC	(4)(5)(10)	SOFR +	5.00%	8.67%	12/22/2023	8/4/2030		3,737	3,685	3,700	0.06
Helix TS, LLC	(4)(5)(10)	SOFR +	5.00%	8.67%	12/14/2022	8/4/2030		973	962	963	0.02
Italian Motorway Holdings S.à r.l	(4)(5)(6)(8)	E +	5.25%	7.38%	4/28/2022	4/28/2029	EUR	78,810	81,937	92,617	1.48
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	9.63%	4/19/2021	10/19/2027		32,734	32,533	31,588	0.51
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	9.65%	4/19/2021	10/19/2027		20,171	20,064	19,465	0.31
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	9.65%	1/31/2022	10/19/2027		4,113	4,087	3,969	0.06
Roadsafe Holdings, Inc.	(4)(5)(11)	P +	4.75%	11.50%	9/11/2024	10/19/2027		1,222	1,209	1,179	0.02
Safety Borrower Holdings, LP	(4)(11)	SOFR +	4.75%	8.47%	12/19/2025	12/19/2032		7,606	7,582	7,606	0.12
Safety Borrower Holdings, LP	(4)(5)(7)(11)	P +	3.75%	10.50%	9/1/2021	12/19/2032		37	32	30	0.00
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.42%	9/24/2021	9/24/2027		36,385	36,178	36,385	0.58
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.46%	9/19/2023	9/24/2027		15,640	15,505	15,640	0.25
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.54%	9/24/2021	9/24/2027		11,292	11,292	11,292	0.18
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.54%	9/19/2023	9/24/2027		9,849	9,764	9,849	0.16
Sam Holding Co, Inc.	(4)(5)(7)(11)	SOFR +	5.50%	9.46%	9/5/2024	9/24/2027		11,909	11,813	11,909	0.19
Sam Holding Co, Inc.	(4)(5)(7)(11)	SOFR +	5.50%	9.29%	11/5/2025	9/24/2027		2,200	2,135	2,200	0.04
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	9.49%	7/9/2021	7/9/2027		38,089	37,896	37,994	0.61
TRP Infrastructure Services, LLC	(4)(5)(7)(11)	SOFR +	5.50%	9.44%	12/2/2024	7/9/2027		33,481	33,161	33,330	0.53
									398,786	408,829	6.54
Wireless Telecommunication Services
CCI Buyer, Inc.	(4)(7)(10)	SOFR +	5.00%	8.67%	5/13/2025	5/13/2032		22,024	21,812	21,901	0.35
Total First Lien Debt - non-controlled/non-affiliated									14,027,956	13,833,503	221.42

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/affiliated
Aerospace & Defense
Align Precision Group, LLC	(4)(5)(11)(16)	SOFR +	6.75%	10.42% PIK	7/3/2025	7/3/2030	$8,762	$8,762	$8,762	0.14%
Align Precision Group, LLC	(4)(5)(7)(11)(16)	SOFR +	6.75%	10.42% PIK	7/3/2025	7/3/2030	1,370	1,364	1,370	0.02
								10,126	10,132	0.16
Professional Services
Material Holdings, LLC	(4)(5)(10)(16)	SOFR +	6.00%	9.77% (incl. 2.25% PIK)	6/14/2024	8/19/2027	22,116	22,012	22,074	0.35
Material Holdings, LLC	(4)(5)(10)(16)(17)	SOFR +	6.00%	9.77% PIK	6/14/2024	8/19/2027	5,917	5,263	0	0.00
Material Holdings, LLC	(4)(5)(7)(10)(16)	SOFR +	6.00%	9.77% PIK	6/25/2025	8/19/2027	767	765	725	0.01
								28,040	22,799	0.36
Total First Lien Debt - non-controlled/affiliated								38,166	32,931	0.52
Total First Lien Debt								14,066,122	13,866,434	221.94

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Second Lien Debt
Second Lien Debt - non-controlled/non-affiliated
Health Care Providers & Services
Canadian Hospital Specialties, Ltd.	(4)(5)(6)(8)		8.75%	8.75%	4/15/2021	4/15/2029	CAD	10,533	$8,335	$7,272	0.12%
Jayhawk Buyer, LLC	(4)(11)	SOFR +	8.75%	12.69%	5/26/2021	7/16/2028		$5,183	5,154	4,885	0.08
									13,489	12,157	0.20
Health Care Technology
Project Ruby Ultimate Parent Corp.	(4)(5)(10)	SOFR +	5.25%	9.08%	10/15/2024	3/10/2029	1,000		996	998	0.02
Insurance
SQ ABS Issuer, LLC	(4)(5)(6)(8)		9.65%	9.65%	10/11/2024	10/20/2039	3,168		3,127	3,152	0.05
Interactive Media & Services
Speedster Bidco, GmbH	(4)(6)(8)	CA +	5.50%	7.76%	12/10/2024	2/13/2032	CAD	50,654	35,565	36,536	0.59
IT Services
Inovalon Holdings, Inc.	(4)(10)	SOFR +	8.50%	12.60% PIK	4/11/2025	11/24/2033	16,170		15,989	15,685	0.25
Machinery
Victory Buyer, LLC	(4)(9)	SOFR +	7.00%	10.83%	11/19/2021	11/19/2029	9,619		9,572	9,619	0.15
Professional Services
Thevelia US, LLC	(4)(5)(6)(9)	SOFR +	5.00%	8.67%	6/17/2022	6/17/2032	4,920		4,838	4,920	0.08
Real Estate Management & Development
Progress Residential PM Holdings, LLC	(4)(8)	SOFR +	4.75%	8.66%	9/11/2025	9/11/2028	73,660		72,999	72,923	1.17
Software
CB Nike Holdco, LLC	(4)(11)	SOFR +	7.35%	11.17% PIK	11/25/2024	11/26/2029	40,044		39,430	39,643	0.63
Denali Holdco, Ltd.	(4)(5)(6)(8)		9.80%	9.80% PIK	9/5/2025	9/5/2032	EUR	13,914	16,154	16,188	0.26
Denali Holdco, Ltd.	(4)(5)(6)(8)		11.20%	11.20% PIK	9/5/2025	9/5/2032	GBP	8,046	10,764	10,737	0.17
INK BC Bidco S.p.A.	(4)(6)(8)	E +	8.25%	10.33% PIK	7/17/2025	7/16/2033	EUR	2,806	3,192	3,248	0.05
INK BC Bidco S.p.A.	(4)(6)(8)	E +	8.25%	10.33% PIK	11/12/2025	7/17/2033	EUR	2,207	2,508	2,555	0.04
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.50%	10.50% (incl. 6.50% PIK)	7/30/2021	7/30/2029	3,728		3,706	3,169	0.05
Solis Midco, SAS	(4)(5)(6)(8)	E +	7.75%	9.85% PIK	10/8/2025	10/8/2033	EUR	104	119	120	0.00
									75,873	75,660	1.20
Total Second Lien Debt - non-controlled/non-affiliated									232,448	231,650	3.71
Total Second Lien Debt									232,448	231,650	3.71
Unsecured Debt
Unsecured Debt - non-controlled/non-affiliated
Health Care Technology
Healthcomp Holding Company, LLC	(4)(5)(8)		13.75%	13.75% PIK	11/8/2023	11/7/2031	13,273		13,049	12,278	0.20
Total Unsecured Debt - non-controlled/non-affiliated									13,049	12,278	0.20
Total Unsecured Debt									13,049	12,278	0.20

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity
Equity - non-controlled/non-affiliated
Aerospace & Defense
Micross Topco, Inc. - Common Equity	(4)			3/28/2022		4,767	$4,767	$7,198	0.12%
Air Freight & Logistics
AGI Group Holdings, LP - Class A-2 Common Units	(4)			6/11/2021		902	902	1,511	0.02
Mode Holdings, LP - Class A-2 Common Units	(4)			12/9/2019		5,486,923	5,487	1,646	0.03
Red Griffin ParentCo, LLC - Class A Common Units	(4)			11/27/2024		935	3,968	1,071	0.02
							10,357	4,228	0.07
Biotechnology
Axsome Therapeutics, Inc. - Common Stock	(6)			5/6/2025		2,397	257	438	0.01
Commercial Services & Supplies
Genstar Neptune Blocker, LLC - Blocker Note	(4)			12/2/2024		8,738	9	9	0.00
Genstar Neptune Blocker, LLC - Blocker Units	(4)			12/2/2024		218	343	403	0.01
Genstar Neptune Blocker, LLC - Class Z Units	(4)			12/2/2024		57	81	96	0.00
GTCR Investors, LP - Class A-1 Common Units	(4)			9/29/2023		417,006	417	619	0.01
GTCR/Jupiter Blocker, LLC - Blocker Note	(4)			12/2/2024		6,291	6	6	0.00
GTCR/Jupiter Blocker, LLC - Class Z Units	(4)			12/2/2024		41	58	69	0.00
Jupiter Ultimate Holdings, LLC - Class A Common Units	(4)			11/8/2024		1	0	0	0.00
Jupiter Ultimate Holdings, LLC - Class B Common Units	(4)			11/8/2024		278	218	227	0.00
Jupiter Ultimate Holdings, LLC - Class C Common Units	(4)			11/8/2024		278,074	221	289	0.00
RC VI Buckeye Holdings, LLC - LLC Units	(4)			1/2/2025		161,291	161	187	0.00
							1,514	1,905	0.02

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class A Units	(4)			12/10/2021		1	$702	$0	0.00%
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class C Preferred Units	(4)			7/12/2023		1	83	0	0.00
EIS Acquisition Holdings, LP - Class A Common Units	(4)			11/1/2021		6,761	3,350	7,796	0.12
							4,135	7,796	0.12
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interest	(4)		11.50%	8/3/2021		12,511,857	12,315	15,641	0.26
DTA, LP - Class A Common Units	(4)			3/25/2024		2,516,215	2,729	4,064	0.07
							15,044	19,705	0.33
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Common Units	(4)			10/1/2021		6,930	5,877	7,553	0.13
Point Broadband Holdings, LLC - Class B Common Units	(4)			10/1/2021		369,255	1,053	1,196	0.02
Point Broadband Holdings, LLC - Class Additional A Common Units	(4)			3/24/2022		1,489	1,263	1,623	0.03
Point Broadband Holdings, LLC - Class Additional B Common Units	(4)			3/24/2022		79,358	226	257	0.00
							8,419	10,629	0.18
Electrical Equipment
Griffon Aggregator, Ltd. - LP Interest	(4)			7/31/2025		610,738	611	660	0.01
Electronic Equipment, Instruments & Components
NSI Parent, LP - Class A Common Units	(4)			12/23/2024		578,564	466	526	0.01
Spectrum Safety Solutions Purchaser, LLC - Common Equity	(4)(6)			7/1/2024		5,286,915	5,287	6,186	0.10
							5,753	6,712	0.11
Financial Services
THL Fund IX Investors (Plymouth II), LP - LP Interest	(4)			8/31/2023		212,137	212	389	0.01

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)			9/10/2021		539	$539	$243	0.00%
Health Care Providers & Services
AVE Holdings I Corp. - Series A-1 Preferred Shares	(4)		11.50%	2/25/2022		625,944	607	382	0.01
Jayhawk Holdings, LP - Class A-1 Common Units	(4)			5/26/2021		2,201	392	53	0.00
Jayhawk Holdings, LP - Class A-2 Common Units	(4)			5/26/2021		1,185	211	29	0.00
WHCG Purchaser, Inc. - Class A Common Units	(4)			8/2/2024		4,755,436	0	0	0.00
							1,210	464	0.01
Health Care Technology
Caerus Midco 2 S.à r.l. - Additional Vehicle Units	(4)(6)			10/28/2022		11,710	12	1	0.00
Caerus Midco 2 S.à r.l. - Vehicle Units	(4)(6)			5/25/2022		58,458	58	54	0.00
Healthcomp Holding Company, LLC - Preferred Interest	(4)		6.00%	11/8/2023		9,850	985	266	0.00
							1,055	321	0.00
Insurance
Beacon HC, Ltd. - Class A Shares	(4)(6)			12/4/2025		20,429	1,290	1,290	0.02
Beacon HC, Ltd. - Class C Shares	(4)(6)			12/4/2025		1,135	72	72	0.00
CFCo, LLC (Benefytt Technologies, Inc.) - Class B Units	(4)			9/28/2023		14,907,400	0	0	0.00
SelectQuote, Inc. - Warrants	(4)(6)			10/11/2024		601,075	0	72	0.00
Shelf Holdco, Ltd. - Common Equity	(4)(6)			12/30/2022		50,000	50	190	0.00
							1,412	1,624	0.02
IT Services
NC Ocala Co-Invest Beta, LP - LP Interest	(4)			11/12/2021		2,854,133	2,854	3,168	0.06
Life Sciences Tools & Services
Falcon Top Parent, LLC - Class A Common Units	(4)			11/6/2024		772,599	773	773	0.02

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Professional Services
OHCP V TC COI, LP - LP Interest	(4)				6/29/2021		3,500,000	$3,500	$8,647	0.15%
Tricor Horizon - LP Interest	(4)(6)				6/13/2022		402,339	402	394	0.01
Trinity Air Consultants Holdings Corp. - Common Units	(4)				6/12/2024		2,583	3	6	0.00
								3,905	9,047	0.16
Real Estate Management & Development
Community Management Holdings Parent, LP - Series A Preferred Units	(4)			8.00%	11/1/2024		310,331	310	341	0.01
Software
AI Titan Group Holdings, LP - Class A-2 Common Units	(4)				8/28/2024		44	44	49	0.00
Connatix Parent, LLC - Class L Common Units	(4)				7/14/2021		42,045	462	194	0.00
Descartes Holdings, Inc. - Class A Common Stock	(4)				10/9/2023		4,913	213	0	0.00
Expedition Holdco, LLC - Class A Common Units	(4)				2/24/2022		90	57	53	0.00
Expedition Holdco, LLC - Class B Common Units	(4)				2/24/2022		90,000	33	19	0.00
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)			10.50%	7/30/2021		3,550,000	3,444	4,122	0.08
Mimecast Limited - LP Interest	(4)				5/3/2022		667,850	668	735	0.01
Noble Aggregator GP, LLC - GP Units	(4)				10/14/2025		318	0	0	0.00
Noble Aggregator, LP - Common Equity Class A Units	(4)				10/14/2025		318	318	329	0.01
TPG IX Newark CI, LP - LP Interest	(4)				10/26/2023		1,965,727	1,966	1,966	0.03
Zoro - Common Equity	(4)				11/22/2022		2,073	21	26	0.00
Zoro - Series A Preferred Shares	(4)	SOFR +	9.50%	13.17%	11/22/2022		122	118	182	0.00
								7,344	7,675	0.13

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Specialty Retail
CustomInk, LLC - Series A Preferred Units	(4)			5/3/2019		384,520	$5,200	$6,252	0.11%
Transportation Infrastructure
Ncp Helix Holdings, LLC - Preferred Shares	(4)		8.00%	8/3/2021		376,232	292	500	0.01
Total Equity - non-controlled/non-affiliated							75,963	90,068	1.51
Equity - non-controlled/affiliated
Aerospace & Defense
Align Precision Group, LLC - Class A-3 Units	(4)(16)			7/3/2025		4,296	384	1,549	0.03
Insurance
Blackstone Donegal Holdings LP - LP Interests (Westland Insurance Group LTD)	(4)(6)(16)			1/5/2021			1	5,315	0.10
Professional Services
Material+ Holding Company, LLC - Class C Units	(4)(16)			6/14/2024		5,898	0	0	0.00
Total Equity - non-controlled/affiliated							385	6,864	0.13
Total Equity							76,348	96,932	1.64
Total Investments - non-controlled/non-affiliated							14,349,416	14,167,499	226.84
Total Investments - non-controlled/affiliated							38,551	39,795	0.65
Total Investment Portfolio							14,387,967	14,207,294	227.49
Cash and Cash Equivalents
State Street Institutional U.S. Government Money Market Fund - Investor Class			3.66%				6,807	6,807	0.11
State Street Institutional U.S. Government Money Market Fund - Premier Class			3.74%				17,168	17,168	0.27
BlackRock ICS US Treasury Fund			3.70%				3,167	3,167	0.05
Other Cash and Cash Equivalents							262,463	262,463	4.20
Total Cash and Cash Equivalents							289,605	289,605	4.63
Total Portfolio Investments, Cash and Cash Equivalents							$14,677,572	$14,496,899	232.12%

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Consolidated Schedule of Investments) are denominated in U.S. dollars. As of December 31, 2025, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025. Variable rate loans typically include an interest reference rate floor feature. As of December 31, 2025, 88.1% of the debt portfolio at fair value had an interest rate floor above zero. Rates on equity instruments represents contractual dividend rates on certain preferred equity positions.
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
(6)The investment is not a Qualifying Asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, Qualifying Assets represent at least 70% of the Company’s total assets. As of December 31, 2025, non-qualifying assets represented 17.2% of total assets as calculated in accordance with regulatory requirements.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
123Dentist, Inc.	Delayed Draw Term Loan	9/16/2027	$23,908	$—
Abacus Holdco 2, Oy	Delayed Draw Term Loan	10/14/2027	177	—
Accordion Partners, LLC	Revolver	11/15/2031	1,789	(9)
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	8,432	(21)
Accuity Delivery Systems, LLC	Revolver	5/29/2031	5,327	(27)
Accuity Delivery Systems, LLC	Delayed Draw Term Loan	5/29/2026	15,982	—
ACI Group Holdings, Inc.	Revolver	8/2/2027	116	—
Acumatica Holdings, Inc.	Revolver	7/28/2032	1,935	(19)
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	1,115	—
AI Altius US Bidco, Inc.	Delayed Draw Term Loan	5/21/2026	500	—
AI Titan Parent, Inc.	Delayed Draw Term Loan	9/30/2026	675	—
AI Titan Parent, Inc.	Revolver	8/29/2031	544	(5)
Align Precision Group, LLC	Delayed Draw Term Loan	4/3/2030	560	—
Allium Buyer, LLC	Revolver	5/2/2029	249	(7)
American Restoration Holdings, LLC	Revolver	7/24/2030	601	—
American Restoration Holdings, LLC	Delayed Draw Term Loan	2/19/2027	5,210	—
Amerilife Holdings, LLC	Revolver	8/31/2028	13,350	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	6/17/2026	29	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	2/28/2027	31,555	(79)
Amerivet Partners Management, Inc.	Revolver	2/25/2028	589	—
Anaplan, Inc.	Revolver	6/21/2028	161	(3)
Animal Wellness Investments SpA	Term Loan	1/15/2033	14,878	—
Animal Wellness Investments SpA	Delayed Draw Term Loan	1/15/2029	2,400	—
Apex Companies, LLC	Delayed Draw Term Loan	8/28/2026	1,030	—
Apex Companies, LLC	Delayed Draw Term Loan	10/24/2027	28,233	(141)

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Armada Parent, Inc.	Revolver	10/29/2030	$3,000	$—
Arnhem BidCo, GmbH	Delayed Draw Term Loan	10/1/2027	9,126	—
Aryeh Bidco Investment Ltd	Term Loan	1/14/2033	5,634	—
Aryeh Bidco Investment Ltd	Delayed Draw Term Loan	1/14/2028	1,049	—
Aryeh Bidco Investment Ltd	Revolver	1/14/2033	749	—
Ascend Buyer, LLC	Revolver	9/30/2028	2,572	—
AuditBoard, Inc.	Revolver	7/12/2031	1,766	—
Axsome Therapeutics, Inc.	Delayed Draw Term Loan	5/31/2026	8,805	—
Axsome Therapeutics, Inc.	Delayed Draw Term Loan	5/31/2027	8,805	—
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	4,104	(17)
Baker Tilly Advisory Group, LP	Delayed Draw Term Loan	6/3/2027	1,260	(13)
Baker Tilly Advisory Group, LP	Revolver	6/3/2030	10,339	—
Bamboo US BidCo, LLC	Delayed Draw Term Loan	11/20/2026	24	—
Bamboo US BidCo, LLC	Revolver	9/29/2029	142	—
Banyan Software Holdings, LLC	Revolver	1/2/2031	1,006	(3)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/8/2027	10,169	—
Bayshore Intermediate #2, LP	Revolver	10/1/2027	6,936	—
Bazaarvoice, Inc.	Revolver	5/7/2029	37,992	—
Beacon Dc, Ltd.	Delayed Draw Term Loan	12/4/2027	27,239	—
Beacon Dc, Ltd.	Revolver	12/4/2032	18,530	—
Bimini Group Purchaser, Inc.	Revolver	4/26/2031	7,337	—
Biotouch Global Solutions, Inc.	Delayed Draw Term Loan	8/27/2027	5,409	(41)
Biotouch Global Solutions, Inc.	Revolver	8/27/2032	1,623	(24)
Bluefin Holding, LLC	Revolver	9/12/2029	2,244	—
Brave Parent Holdings, Inc.	Revolver	11/28/2030	3,641	—
Brilliance Technologies, Inc.	Revolver	3/11/2032	900	—
Brilliance Technologies, Inc.	Delayed Draw Term Loan	9/11/2027	1,200	(1)
Caerus US 1, Inc.	Revolver	5/25/2029	273	—
Cambium Learning Group, Inc.	Revolver	7/20/2027	43,592	—
Cambrex Corp.	Revolver	3/5/2032	2,741	—
Cambrex Corp.	Delayed Draw Term Loan	3/5/2027	3,323	(17)
Cambrex Corp.	Delayed Draw Term Loan	3/24/2026	7,735	—
Canadian Hospital Specialties, Ltd.	Revolver	4/15/2027	1,500	—
Carr Riggs & Ingram Capital, LLC	Revolver	11/18/2031	1,726	(9)
Carr Riggs & Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	2,757	—
Castle Management Borrower, LLC	Revolver	11/3/2029	2,917	—
Castle Management Borrower, LLC	Delayed Draw Term Loan	12/9/2027	14,164	—
CCI Buyer, Inc.	Revolver	5/13/2032	1,289	(13)
CFGI Holdings, LLC	Revolver	11/2/2027	1,050	(21)
CFS Brands, LLC	Revolver	10/2/2029	8,483	—
Channelside AcquisitionCo, Inc.	Revolver	3/31/2028	2,913	—
Charger Debt Merger Sub, LLC	Delayed Draw Term Loan	5/9/2027	6,235	(16)
Charger Debt Merger Sub, LLC	Revolver	5/31/2030	1,152	—
Charger Debt Merger Sub, LLC	Delayed Draw Term Loan	5/31/2026	1,152	—
Chartwell Cumming Holding, Corp.	Revolver	11/16/2029	20,763	—
Cielo Bidco, Ltd.	Delayed Draw Term Loan	3/31/2030	18	—
Cielo Bidco, Ltd.	Delayed Draw Term Loan	3/31/2030	100	—
Cisive Holdings Corp.	Revolver	12/7/2029	1,111	(22)
Clearview Buyer, Inc.	Revolver	2/26/2029	1,142	—
Commander Buyer, Inc.	Delayed Draw Term Loan	6/26/2027	8,671	(43)

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Commander Buyer, Inc.	Revolver	6/26/2032	$5,781	$(58)
Community Management Holdings Midco 2, LLC	Revolver	11/1/2031	965	—
Community Management Holdings Midco 2, LLC	Delayed Draw Term Loan	7/8/2027	4,531	—
Compsych Investments Corp.	Delayed Draw Term Loan	7/22/2027	3,471	(152)
Connatix Buyer, Inc.	Revolver	7/14/2027	3,042	—
Connatix Buyer, Inc.	Delayed Draw Term Loan	4/9/2026	510	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	2,361	—
Consor Intermediate II, LLC	Revolver	5/10/2031	854	—
Continental Buyer, Inc.	Revolver	4/2/2031	2,715	—
Continental Buyer, Inc.	Revolver	4/2/2031	4,350	(22)
Continental Buyer, Inc.	Revolver	4/2/2031	2,081	(10)
Continental Buyer, Inc.	Delayed Draw Term Loan	4/21/2028	4,163	(10)
Coupa Software, Inc.	Delayed Draw Term Loan	6/3/2027	164	—
Coupa Software, Inc.	Revolver	2/27/2029	126	(1)
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	1,912	(16)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2026	2,867	—
Creek Parent, Inc.	Revolver	12/18/2031	9,893	(173)
Crewline Buyer, Inc.	Revolver	11/8/2030	6,438	—
Crumbl Enterprises, LLC	Revolver	4/30/2032	120	(1)
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/30/2026	1,914	—
CT Technologies Intermediate Holdings, Inc.	Revolver	8/30/2031	5,904	(59)
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/30/2026	1,735	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	7/10/2027	88	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/5/2027	1,737	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/5/2027	1,165	—
DCG Acquisition Corp.	Revolver	6/13/2031	5,937	(59)
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	1,724	—
Denali Bidco, Ltd.	Delayed Draw Term Loan	9/5/2027	300	(3)
Denali Intermediate Holdings, Inc.	Revolver	8/26/2032	924	(9)
Denali TopCo, LLC	Delayed Draw Term Loan	8/26/2028	4,977	(25)
Denali TopCo, LLC	Revolver	8/26/2032	2,389	(12)
Discovery Education, Inc.	Revolver	4/9/2029	987	—
Divisions Holding Corp.	Revolver	4/17/2032	140	(1)
DM Intermediate Parent, LLC	Revolver	9/30/2030	4,790	—
DM Intermediate Parent, LLC	Delayed Draw Term Loan	9/30/2026	3,082	—
DM Intermediate Parent, LLC	Delayed Draw Term Loan	12/19/2027	13,319	(67)
Doit International, Ltd.	Delayed Draw Term Loan	11/25/2026	11,606	(87)
Doit International, Ltd.	Revolver	11/26/2029	5,803	—
Dropbox, Inc.	Delayed Draw Term Loan	12/10/2026	44,118	(221)
DTA Intermediate II, Ltd.	Revolver	3/27/2030	10,769	—
Duro Dyne National Corp.	Delayed Draw Term Loan	11/15/2026	6,002	(30)
Duro Dyne National Corp.	Revolver	11/15/2031	6,002	—
Dwyer Instruments, LLC	Revolver	7/20/2029	823	—
Eagan Parent, Inc.	Delayed Draw Term Loan	9/8/2027	90	—
Eagan Parent, Inc.	Revolver	9/8/2032	48	—
East River Bidco, GmbH	Delayed Draw Term Loan	3/26/2028	31	—
Eden Acquisitionco, Ltd.	Delayed Draw Term Loan	11/17/2026	13,505	(183)
Edison Bidco, AS	Delayed Draw Term Loan	12/5/2026	687	—
Electro Switch Business Trust, LLC	Revolver	9/2/2032	4,345	(43)
ELK Bidco, Inc.	Revolver	6/13/2032	3,373	(17)

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
ELK Bidco, Inc.	Delayed Draw Term Loan	12/13/2027	$3,747	$(9)
EMB Purchaser, Inc.	Delayed Draw Term Loan	3/13/2028	6,681	—
EMB Purchaser, Inc.	Revolver	3/12/2032	3,294	(33)
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2027	2,864	—
Endeavor Schools Holdings, LLC	Delayed Draw Term Loan	1/3/2027	9,765	—
ENV Bidco, AB	Delayed Draw Term Loan	7/29/2026	302	(4)
eResearchTechnology, Inc.	Delayed Draw Term Loan	1/17/2027	24,793	—
eResearchTechnology, Inc.	Revolver	10/17/2031	14,414	(144)
Essential Services Holding Corp.	Delayed Draw Term Loan	6/17/2026	2,297	(11)
Essential Services Holding Corp.	Revolver	6/17/2030	861	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	3,378	—
Everbridge Holdings, LLC	Revolver	7/2/2031	2,222	—
Experity, Inc.	Revolver	2/22/2030	1,495	—
Experity, Inc.	Delayed Draw Term Loan	9/13/2026	4,457	(22)
Falcon Parent Holdings, Inc.	Delayed Draw Term Loan	8/15/2027	2,169	(16)
Falcon Parent Holdings, Inc.	Revolver	11/6/2031	2,502	—
Fastener Distribution Holdings, LLC	Delayed Draw Term Loan	10/31/2026	7,125	—
Fern Bidco, Ltd.	Delayed Draw Term Loan	7/3/2027	10,035	—
Flexera Software, LLC	Revolver	8/15/2032	2,473	(6)
Foundation Risk Partners Corp.	Revolver	10/29/2029	3,076	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	2/26/2027	2,975	—
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	439	—
Frontline Road Safety, LLC	Revolver	3/4/2032	2,565	(13)
Frontline Road Safety, LLC	Delayed Draw Term Loan	3/4/2028	3,289	—
FusionSite Midco, LLC	Revolver	11/17/2029	7,006	(158)
FusionSite Midco, LLC	Delayed Draw Term Loan	4/30/2026	5,034	—
G&A Partners Holding Company II, LLC	Revolver	3/1/2030	3,288	(66)
G&A Partners Holding Company II, LLC	Delayed Draw Term Loan	3/1/2026	4,734	—
Galileo Pharma Bidco S.p.A	Delayed Draw Term Loan	10/7/2028	1,162	—
Galway Borrower, LLC	Revolver	9/29/2028	7,510	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/7/2026	42,246	—
Gannett Fleming, Inc.	Revolver	8/5/2030	6,237	(94)
Gatekeeper Systems, Inc.	Delayed Draw Term Loan	8/27/2026	7,218	—
Gatekeeper Systems, Inc.	Revolver	8/28/2030	3,069	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	1,040	—
Gigamon, Inc.	Revolver	3/10/2028	262	—
Gimlet Bidco, GmbH	Delayed Draw Term Loan	4/23/2027	564	—
Gimlet Bidco, GmbH	Delayed Draw Term Loan	7/30/2028	36,015	(186)
Granicus, Inc.	Revolver	1/17/2031	2,448	—
Granicus, Inc.	Delayed Draw Term Loan	1/17/2026	388	—
Grid Alliance Partners, LLC	Delayed Draw Term Loan	7/1/2027	4,585	(46)
Grid Alliance Partners, LLC	Revolver	7/1/2030	2,979	(30)
Griffon Bidco, Inc.	Delayed Draw Term Loan	9/30/2027	4,072	—
Griffon Bidco, Inc.	Revolver	7/31/2031	4,072	(41)
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	7/2/2027	497	—
Ground Penetrating Radar Systems, LLC	Revolver	1/2/2032	288	—
GS Acquisitionco, Inc.	Delayed Draw Term Loan	3/26/2026	1,653	—
GS Acquisitionco, Inc.	Revolver	5/25/2028	1,259	—
GS Acquisitionco, Inc.	Delayed Draw Term Loan	5/16/2027	1,429	(4)
Guardian Bidco, Inc.	Delayed Draw Term Loan	8/14/2028	711	(7)

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Gusto Sing Bidco Pte, Ltd.	Delayed Draw Term Loan	11/15/2027	$101	$—
High Street Buyer, Inc.	Revolver	4/16/2027	2,254	(45)
High Street Buyer, Inc.	Delayed Draw Term Loan	7/18/2027	25,572	—
Home Service TopCo IV, Inc.	Revolver	12/30/2027	3,509	(38)
Horizon CTS Buyer, LLC	Revolver	3/28/2032	206	—
Icefall Parent, Inc.	Revolver	1/17/2030	3,897	—
IEM New Sub 2, LLC	Delayed Draw Term Loan	12/3/2027	13,164	(99)
IEM New Sub 2, LLC	Delayed Draw Term Loan	12/3/2027	11,010	—
IG Investments Holdings, LLC	Revolver	9/22/2028	4,416	—
Imagine 360, LLC	Delayed Draw Term Loan	9/18/2026	2,413	(12)
Imagine 360, LLC	Revolver	9/30/2028	1,514	(15)
Inception Fertility Ventures, LLC	Revolver	4/29/2030	728	—
Inception Fertility Ventures, LLC	Delayed Draw Term Loan	4/29/2026	10,488	—
INK BC Bidco S.p.A.	Delayed Draw Term Loan	7/16/2028	4,166	(42)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/23/2026	9,278	(16)
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	2,791	(14)
IQN Holding Corp.	Revolver	5/2/2028	207	—
IRI Group Holdings, Inc.	Revolver	12/1/2028	14,316	—
Iris Buyer, LLC	Revolver	10/2/2029	3,673	—
Iris Buyer, LLC	Delayed Draw Term Loan	8/4/2026	1,827	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/20/2030	54	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/20/2026	151	—
Java Buyer, Inc.	Revolver	12/15/2027	367	—
Java Buyer, Inc.	Revolver	12/15/2027	735	—
Java Buyer, Inc.	Delayed Draw Term Loan	5/9/2027	2,173	—
Jeppesen Holdings, LLC	Revolver	10/31/2032	3,340	(25)
JS Parent, Inc.	Revolver	4/24/2031	3,452	(17)
JSS Holdings, Inc.	Delayed Draw Term Loan	11/8/2026	7,492	(37)
Kattegat Project Bidco, AB	Delayed Draw Term Loan	10/5/2026	7,030	(95)
King Bidco S.P.E.C.	Delayed Draw Term Loan	6/26/2028	88	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2029	1,032	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	6/11/2027	741	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	406	(4)
Koala Investment Holdings, Inc.	Delayed Draw Term Loan	2/29/2028	266	(1)
Koala Investment Holdings, Inc.	Revolver	8/29/2032	118	(1)
Kona Buyer, LLC	Revolver	7/23/2031	167	(1)
Kona Buyer, LLC	Delayed Draw Term Loan	6/27/2027	440	(1)
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2026	291	(1)
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2026	260	(1)
Kwol Acquisition, Inc.	Revolver	12/6/2029	1,345	—
Kwol Acquisition, Inc.	Delayed Draw Term Loan	8/25/2027	84	—
LogicMonitor, Inc.	Revolver	11/15/2031	1,992	(25)
LogicMonitor, Inc.	Delayed Draw Term Loan	9/1/2027	2,722	(17)
LPW Group Holdings, Inc.	Revolver	3/15/2030	5,373	(54)
Lsf12 Crown US Commercial Bidco, LLC	Revolver	12/2/2029	4,345	(6)
Magic Bidco, Inc.	Delayed Draw Term Loan	7/1/2026	6,568	—
Magic Bidco, Inc.	Revolver	7/1/2030	371	—
Magneto Components BuyCo, LLC	Revolver	12/5/2029	5,508	(41)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	4/30/2028	807	—
MannKind Corp.	Delayed Draw Term Loan	8/6/2027	5,435	—

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Material Holdings, LLC	Revolver	8/19/2027	$353	$—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2027	2,182	—
MB2 Dental Solutions, LLC	Delayed Draw Term Loan	2/13/2026	3,962	—
MB2 Dental Solutions, LLC	Revolver	2/13/2031	1,133	—
MEDX AMCP Holdings, LLC	Revolver	7/21/2032	724	(7)
MEDX AMCP Holdings, LLC	Delayed Draw Term Loan	7/21/2027	1,701	(9)
Mercury Bidco Globe, Limited	Delayed Draw Term Loan	1/18/2026	1,881	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	161	—
ML Holdco, LLC	Delayed Draw Term Loan	10/24/2027	300	—
Modernizing Medicine, Inc.	Revolver	4/30/2032	827	(8)
More Cowbell II, LLC	Delayed Draw Term Loan	9/3/2027	871	(11)
More Cowbell II, LLC	Revolver	9/1/2029	1,177	—
MPG Parent Holdings, LLC	Revolver	1/8/2030	1,339	—
MPG Parent Holdings, LLC	Delayed Draw Term Loan	1/8/2027	2,439	—
MRH Trowe Beteiligungsgesellschaft mbH	Delayed Draw Term Loan	5/15/2028	70	—
MRH Trowe Beteiligungsgesellschaft mbH	Revolver	11/15/2031	35	—
MRI Software, LLC	Revolver	2/10/2028	6,435	—
MRI Software, LLC	Delayed Draw Term Loan	10/2/2027	4,501	—
NAVEX TopCo, Inc.	Revolver	10/14/2031	5,910	(184)
NAVEX TopCo, Inc.	Delayed Draw Term Loan	10/14/2027	10,494	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	7,762	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	7,762	—
NDC Acquisition Corp.	Revolver	3/9/2028	3,083	—
NDT Global Holding, Inc.	Revolver	6/4/2032	173	(2)
NDT Global Holding, Inc.	Delayed Draw Term Loan	6/4/2027	194	—
Nephele III, BV	Delayed Draw Term Loan	1/14/2028	25	—
Neptune BidCo, SAS	Delayed Draw Term Loan	3/31/2027	205	—
Neptune Holdings, Inc.	Revolver	8/31/2029	933	(23)
Netsmart Technologies, Inc.	Delayed Draw Term Loan	8/23/2026	3,130	(16)
Netsmart Technologies, Inc.	Revolver	8/23/2031	4,432	—
Noble Midco 3, Ltd.	Delayed Draw Term Loan	6/10/2027	3,875	(19)
Noble Midco 3, Ltd.	Revolver	12/10/2030	2,390	—
North Haven Ushc Acquisition, Inc.	Revolver	10/29/2027	359	—
North Haven Ushc Acquisition, Inc.	Delayed Draw Term Loan	8/28/2026	4,544	—
Octane Purchaser, Inc.	Delayed Draw Term Loan	11/19/2027	1,227	—
Octane Purchaser, Inc.	Revolver	5/19/2032	491	(2)
Odevo, AB	Delayed Draw Term Loan	12/12/2027	5,494	—
Odevo, AB	Delayed Draw Term Loan	9/17/2028	41,966	(209)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	3/19/2026	4,275	—
Optimizely North America, Inc.	Revolver	10/30/2031	1,218	(12)
Oxford Global Resources, Inc.	Revolver	8/17/2027	3,085	—
Paisley Bidco, Ltd.	Delayed Draw Term Loan	5/7/2027	906	(3)
PAS Parent, Inc.	Delayed Draw Term Loan	8/18/2028	705	(4)
PAS Parent, Inc.	Revolver	8/18/2031	328	(3)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	469	(9)
Pave America Holding, LLC	Revolver	8/27/2032	2,601	—
Pave America Holding, LLC	Delayed Draw Term Loan	8/29/2027	3,493	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	1,013	—
Petrus Buyer, Inc.	Revolver	10/17/2029	272	—
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	5,009	—

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
PKF O'Connor Davies Advisory, LLC	Delayed Draw Term Loan	11/18/2026	$389	$—
PKF O'Connor Davies Advisory, LLC	Revolver	11/15/2031	141	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	139	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/7/2026	187	—
Profile Products, LLC	Revolver	11/12/2027	373	(4)
Profile Products, LLC	Revolver	11/12/2027	176	—
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	4/9/2026	3,688	—
QBS Parent, Inc.	Revolver	6/3/2032	1,734	—
QBS Parent, Inc.	Delayed Draw Term Loan	6/3/2027	3,472	—
R1 Holdings, LLC	Revolver	12/29/2028	31	—
RailPros Parent, LLC	Delayed Draw Term Loan	5/24/2027	124	(1)
RailPros Parent, LLC	Revolver	5/24/2032	62	(1)
Rally Buyer, Inc.	Revolver	7/19/2029	46	—
Red Fox CD Acquisition Corp.	Delayed Draw Term Loan	11/21/2026	16,235	—
Red Pathway Bidco, AB	Delayed Draw Term Loan	4/15/2028	6,793	(52)
Redwood Services Group, LLC	Delayed Draw Term Loan	1/3/2027	4,608	—
Relativity ODA, LLC	Revolver	5/12/2029	2,966	(74)
Saber Power Services, LLC	Revolver	10/21/2031	3,077	—
Safety Borrower Holdings, LP	Revolver	12/19/2032	611	—
Safety Borrower Holdings, LP	Delayed Draw Term Loan	12/19/2027	917	—
Sail Bidco, Ltd.	Delayed Draw Term Loan	5/28/2029	1,910	—
Sam Holding Co, Inc.	Revolver	3/24/2027	6,000	—
Sam Holding Co, Inc.	Delayed Draw Term Loan	11/5/2026	9,800	—
Scorpio BidCo SAS	Delayed Draw Term Loan	3/10/2026	4,818	(52)
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/19/2026	2,656	—
Seahawk Bidco, LLC	Revolver	12/19/2030	3,753	(34)
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/24/2027	20,814	—
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	5/10/2027	91	—
Seven Bidco, SASU	Delayed Draw Term Loan	8/29/2028	689	(3)
SG Acquisition, Inc.	Revolver	4/3/2030	8,301	—
SI Swan UK Bidco, Ltd.	Delayed Draw Term Loan	6/16/2026	7,142	—
SI Swan UK Bidco, Ltd.	Delayed Draw Term Loan	12/16/2028	8,241	—
Signant Finance One, Ltd.	Revolver	10/16/2031	3,623	(36)
Signant Finance One, Ltd.	Delayed Draw Term Loan	10/16/2027	8,696	—
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	12/31/2026	1,122	—
Simplicity Financial Marketing Group Holdings, Inc.	Revolver	12/31/2031	1,076	(11)
SIQ Holdings III Corp.	Delayed Draw Term Loan	12/19/2027	6,667	—
SIQ Holdings III Corp.	Revolver	12/19/2030	3,107	—
Smile Doctors, LLC	Revolver	12/23/2027	1,233	(43)
Solis Midco, SAS	Delayed Draw Term Loan	4/8/2029	145	—
Spaceship Purchaser, Inc.	Revolver	10/17/2031	10,894	(109)
Spaceship Purchaser, Inc.	Delayed Draw Term Loan	10/17/2027	13,072	(65)
SpecialtyCare, Inc.	Delayed Draw Term Loan	8/26/2027	317	—
SpecialtyCare, Inc.	Revolver	12/18/2029	1,047	—
Spectrum Safety Solutions Purchaser, LLC	Delayed Draw Term Loan	7/1/2026	12,901	—
Spectrum Safety Solutions Purchaser, LLC	Revolver	7/1/2030	11,228	—
Speedster Bidco, GmbH	Revolver	6/10/2031	1,693	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	149	—

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	4/24/2026	$540	$—
STV Group, Inc.	Delayed Draw Term Loan	3/20/2026	6,976	(70)
STV Group, Inc.	Revolver	3/20/2030	4,883	—
Tango Bidco, SAS	Delayed Draw Term Loan	7/15/2028	23,054	—
Tango Bidco, SAS	Delayed Draw Term Loan	10/17/2027	962	(7)
Tango Bidco, SAS	Delayed Draw Term Loan	10/17/2027	1,580	—
TEI Intermediate, LLC	Revolver	12/13/2031	2,539	—
TEI Intermediate, LLC	Delayed Draw Term Loan	12/13/2026	7,203	—
Teneo Holdings, LLC	Delayed Draw Term Loan	7/31/2027	9,583	(48)
Teneo Holdings, LLC	Revolver	7/31/2030	11,712	(117)
Tennessee Bidco, Limited	Delayed Draw Term Loan	7/1/2026	13,160	—
The Fertility Partners, Inc.	Revolver	9/16/2027	301	(12)
The Hiller Companies, LLC	Delayed Draw Term Loan	6/20/2026	121	—
The Hiller Companies, LLC	Revolver	6/20/2030	1,432	—
The Hiller Companies, LLC	Delayed Draw Term Loan	7/16/2027	449	—
The North Highland Co, LLC	Revolver	12/20/2030	3,626	—
The North Highland Co, LLC	Delayed Draw Term Loan	12/20/2026	5,903	(30)
Themis Solutions, Inc.	Delayed Draw Term Loan	10/29/2027	10,319	(137)
Themis Solutions, Inc.	Revolver	10/29/2032	8,599	(120)
THG Acquisition, LLC	Revolver	10/31/2031	1,128	—
THG Acquisition, LLC	Delayed Draw Term Loan	10/31/2026	1,841	—
Tricentis Operations Holdings, Inc.	Revolver	2/11/2032	2,872	(29)
Tricentis Operations Holdings, Inc.	Delayed Draw Term Loan	2/11/2027	4,595	(23)
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2029	7,269	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/30/2027	1,433	—
Triple Lift, Inc.	Revolver	5/5/2028	7,697	(654)
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	7/9/2027	25,647	—
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	12/2/2026	1,346	—
Unified Women's Healthcare, LP	Revolver	6/18/2029	241	—
Unified Women's Healthcare, LP	Delayed Draw Term Loan	9/22/2027	38,333	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	12/13/2026	21,535	—
US Oral Surgery Management Holdco, LLC	Revolver	11/20/2028	3,735	—
Varicent Parent Holdings Corp.	Delayed Draw Term Loan	10/15/2027	1,832	(18)
Varicent Parent Holdings Corp.	Revolver	8/23/2031	1,557	(23)
Varicent Parent Holdings Corp.	Delayed Draw Term Loan	10/15/2027	1,045	—
Varicent Parent Holdings Corp.	Revolver	8/23/2031	493	(5)
Veregy Consolidated, Inc.	Delayed Draw Term Loan	4/16/2027	2,436	(6)
Veregy Consolidated, Inc.	Revolver	4/16/2031	5,845	(44)
Water Holdings Acquisition, LLC	Delayed Draw Term Loan	7/31/2026	2,110	—
West Monroe Partners, LLC	Revolver	11/9/2027	1,443	(29)
West Star Aviation Acquisition, LLC	Revolver	5/20/2032	256	—
West Star Aviation Acquisition, LLC	Delayed Draw Term Loan	5/20/2027	241	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	8/2/2027	7,044	—
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	17,695	—
World Insurance Associates, LLC	Revolver	4/3/2030	4,473	(66)
WPEngine, Inc.	Revolver	8/14/2029	6,667	(200)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/1/2026	2,787	—
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	1,170	—
Zendesk, Inc.	Revolver	11/22/2028	169	—
Zeus, LLC	Revolver	2/8/2030	3,426	(17)

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Zeus, LLC	Delayed Draw Term Loan	2/27/2026	$2,284	$—
Zorro Bidco, Ltd.	Delayed Draw Term Loan	8/13/2027	4,201	—
Total Unfunded Commitments			$1,788,734	$(5,969)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of December 31, 2025 was 0.50%.
(10)The interest rate floor on these investments as of December 31, 2025 was 0.75%.
(11)The interest rate floor on these investments as of December 31, 2025 was 1.00%.
(12)The interest rate floor on these investments as of December 31, 2025 was 1.25%.
(13)The interest rate floor on these investments as of December 31, 2025 was 1.50%.
(14)The interest rate floor on these investments as of December 31, 2025 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.
(16)Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2025, the Company’s non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of December 31, 2025	Dividend and Interest Income
Non-controlled/affiliated Investments
Align Precision Group, LLC	$—	$8,762	$—	$—	$—	$8,762	$465
Align Precision Group, LLC	—	1,366	(3)	7	—	1,370	106
Align Precision Group, LLC - Class A-3 Units	—	384	—	1,165	—	1,549	—
Blackstone Donegal Holdings LP - LP Interests (Westland Insurance Group LTD)	6,403	—	—	(1,088)	—	5,315	—
Material Holdings, LLC	21,547	931	(297)	(107)	—	22,074	2,612
Material Holdings, LLC	1,397	141	—	(1,538)	—	—	—
Material Holdings, LLC	—	726	—	(1)	—	725	12
Material+ Holding Company, LLC - Class C Units	—	—	—	—	—	—	—
Total	$29,347	$12,310	$(300)	$(1,562)	$—	$39,795	$3,195
(17)Loan was on non-accrual status as of December 31, 2025.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company’s loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), excluding Axsome Therapeutics, Inc. - Common Stock, and may be deemed to be “restricted securities.” As of December 31, 2025, the aggregate fair value of these securities is $14,206.9 million or 227.48% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(20)The interest rate floor on these investments as of December 31, 2025 was 3.00%.

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2025
(in thousands)
ADDITIONAL INFORMATION

Foreign Currency Forward Contracts
Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD	58,283	CAD	80,000	03/25/2026	$(255)
Wells Fargo Bank, N.A.	USD	76,983	EUR	65,250	03/25/2026	134
Wells Fargo Bank, N.A.	USD	2,626	NOK	26,704	03/25/2026	(22)
Wells Fargo Bank, N.A.	USD	1,890	DKK	11,958	03/25/2026	3
Wells Fargo Bank, N.A.	USD	62,779	GBP	47,000	03/25/2026	(399)
Wells Fargo Bank, N.A.	USD	20,291	SEK	187,760	03/25/2026	(146)
Total Foreign Currency Forward Contracts						$(685)

Interest Rate Swaps
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation) (1)
SMBC Capital Markets, Inc.	November 2027 Notes	5.88%	SOFR +	1.38%	11/15/2027	$400,000	$8,251	$—	$4,256
Wells Fargo Bank, N.A.	April 2028 Notes	5.35%	SOFR +	1.65%	4/13/2028	$400,000	2,488	—	8,343
Wells Fargo Bank, N.A.	April 2028 Notes	5.35%	SOFR +	1.39%	4/13/2028	$300,000	3,803	—	5,112
Wells Fargo Bank, N.A.	June 2030 Notes	5.30%	SOFR +	1.46%	6/30/2030	$500,000	7,665	—	7,665
Wells Fargo Bank, N.A.	January 2031 Notes	5.13%	SOFR +	1.66%	1/31/2031	$500,000	(1,889)	—	(1,889)
Total Interest Rate Swaps							$20,318	$—	$23,487
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

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Brave Parent Holdings, Inc.	Revolver	11/29/2030	$3,641	$—
Caerus US 1, Inc.	Revolver	5/25/2029	1,190	—
Cambium Learning Group, Inc.	Revolver	7/20/2027	43,592	—
Canadian Hospital Specialties Ltd.	Revolver	4/15/2027	1,198	—
Caribou Bidco Ltd	Delayed Draw Term Loan	7/9/2027	5,106	(25)
Carr Riggs & Ingram Capital LLC	Revolver	11/18/2031	1,510	—
Carr Riggs & Ingram Capital LLC	Delayed Draw Term Loan	11/18/2026	3,776	(19)
Castle Management Borrower, LLC	Revolver	11/3/2029	2,917	—
CB Nike Holdco LLC	Delayed Draw Term Loan	11/25/2027	11,606	(87)
CB Nike Holdco LLC	Revolver	11/26/2029	5,803	(87)
CFGI Holdings, LLC	Revolver	11/2/2027	1,050	(21)
CFS Brands, LLC	Revolver	10/2/2029	18,177	(364)
CFS Brands, LLC	Delayed Draw Term Loan	4/2/2025	6,241	(62)
Channelside AcquisitionCo, Inc.	Delayed Draw Term Loan	4/28/2025	1,980	(10)
Channelside AcquisitionCo, Inc.	Delayed Draw Term Loan	11/15/2025	19	—
Channelside AcquisitionCo, Inc.	Revolver	5/15/2029	3,178	—
Charger Debt Merger Sub, LLC	Revolver	5/31/2030	1,522	(15)
Charger Debt Merger Sub, LLC	Delayed Draw Term Loan	5/31/2026	3,972	—
Cisive Holdings Corp	Revolver	12/8/2027	1,111	(22)
Clearview Buyer, Inc.	Revolver	2/26/2027	898	—
Community Management Holdings Midco 2 LLC	Revolver	11/1/2031	1,229	—
Community Management Holdings Midco 2 LLC	Delayed Draw Term Loan	11/1/2026	4,096	(31)
Compsych Investments Corp	Delayed Draw Term Loan	7/22/2027	3,471	(9)
Connatix Buyer, Inc.	Revolver	7/14/2027	3,976	—
Connatix Buyer, Inc.	Delayed Draw Term Loan	4/9/2026	1,015	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	4,002	(20)
Consor Intermediate II, LLC	Revolver	5/10/2031	1,067	—
Continental Buyer Inc	Revolver	4/2/2031	2,715	—
Continental Buyer Inc	Delayed Draw Term Loan	4/2/2026	7,239	(54)
COP Home Services TopCo IV, Inc.	Revolver	12/31/2025	3,509	(38)
Corfin Holdings, Inc.	Term Loan	12/27/2027	1,636	—
Coupa Software Inc.	Delayed Draw Term Loan	8/27/2025	164	(2)
Coupa Software Inc.	Revolver	2/27/2029	126	—
CPI Buyer, LLC	Delayed Draw Term Loan	11/23/2025	985	—
CPI Buyer, LLC	Revolver	11/1/2026	3,214	(64)
CRCI Longhorn Holdings Inc	Revolver	8/27/2031	1,051	—
CRCI Longhorn Holdings Inc	Delayed Draw Term Loan	8/27/2026	2,867	(14)
Creek Parent Inc.	Revolver	12/18/2031	9,893	(173)
Crewline Buyer, Inc.	Revolver	11/8/2030	6,438	(31)
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/30/2026	973	—
CT Technologies Intermediate Holdings, Inc.	Revolver	8/30/2031	2,433	(24)
Cumming Group, Inc.	Revolver	11/16/2027	9,648	—
Cumming Group, Inc.	Delayed Draw Term Loan	5/21/2025	3,161	—
DCA Investment Holdings, LLC	Delayed Draw Term Loan	4/3/2028	29	—
DCG Acquisition Corp.	Revolver	6/13/2031	5,937	(59)
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	5,937	(30)
Dechra Pharmaceuticals Holdings Ltd	Delayed Draw Term Loan	1/24/2026	260	(3)
Dechra Pharmaceuticals Holdings Ltd	Delayed Draw Term Loan	1/24/2026	218	(3)
Denali Bidco Ltd	Delayed Draw Term Loan	4/17/2026	300	(3)
Discovery Education, Inc.	Revolver	4/9/2029	767	—

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
DM Intermediate Parent LLC	Revolver	9/30/2030	$5,206	$(78)
DM Intermediate Parent LLC	Delayed Draw Term Loan	9/30/2026	7,809	(59)
Doc Generici (Diocle S.p.A.)	Delayed Draw Term Loan	10/27/2025	1,682	(13)
Dropbox Inc	Delayed Draw Term Loan	12/10/2026	88,235	(441)
DTA Intermediate II Ltd.	Delayed Draw Term Loan	3/27/2026	14,000	—
DTA Intermediate II Ltd.	Revolver	3/27/2030	10,769	—
Duro Dyne National Corp	Delayed Draw Term Loan	11/15/2026	6,002	(30)
Duro Dyne National Corp	Revolver	11/15/2031	6,002	(60)
Dwyer Instruments LLC	Delayed Draw Term Loan	11/20/2026	1,069	(5)
Dwyer Instruments LLC	Revolver	7/20/2029	1,098	—
Eden Acquisitionco Ltd	Delayed Draw Term Loan	11/17/2025	43,344	(601)
Edison Bidco AS	Delayed Draw Term Loan	12/18/2026	655	—
Edison Bidco AS	Delayed Draw Term Loan	12/18/2026	1,875	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2025	14,586	(146)
Endeavor Schools Holdings, LLC	Delayed Draw Term Loan	1/18/2025	5,776	—
ENV Bidco AB	Delayed Draw Term Loan	12/13/2027	302	—
Essential Services Holding Corp	Delayed Draw Term Loan	6/17/2026	2,297	(11)
Essential Services Holding Corp	Revolver	6/17/2030	1,436	(14)
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	3,378	—
Everbridge Holdings, LLC	Revolver	7/2/2031	2,222	(6)
Experity, Inc.	Revolver	2/24/2028	1,238	—
Experity, Inc.	Delayed Draw Term Loan	9/13/2026	4,457	(22)
Falcon Parent Holdings, Inc.	Delayed Draw Term Loan	11/6/2026	4,470	(34)
Falcon Parent Holdings, Inc.	Revolver	11/6/2031	2,669	(40)
Fastener Distribution Holdings LLC	Delayed Draw Term Loan	10/31/2026	11,594	(58)
Fern Bidco Ltd	Delayed Draw Term Loan	7/3/2027	10,035	—
Formulations Parent Corp.	Revolver	11/15/2029	1,429	(14)
Foundation Risk Partners Corp.	Revolver	10/29/2029	4,101	(62)
Foundation Risk Partners Corp.	Delayed Draw Term Loan	5/21/2026	2,245	—
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	516	—
Frontline Road Safety, LLC	Delayed Draw Term Loan	6/15/2025	33	—
FusionSite Midco, LLC	Revolver	11/17/2029	4,209	(95)
FusionSite Midco, LLC	Delayed Draw Term Loan	9/25/2025	1,276	—
G&A Partners Holding Company II, LLC	Delayed Draw Term Loan	3/1/2026	11,967	—
G&A Partners Holding Company II, LLC	Revolver	3/1/2030	3,288	—
Galway Borrower, LLC	Revolver	9/29/2028	8,341	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/7/2026	52,181	—
Gannett Fleming Inc	Revolver	8/5/2030	6,237	(94)
Gatekeeper Systems Inc	Delayed Draw Term Loan	8/27/2026	10,584	(106)
Gatekeeper Systems Inc	Revolver	8/28/2030	1,588	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	1,060	—
Gimlet Bidco GmbH	Delayed Draw Term Loan	4/23/2027	8,040	—
GovernmentJobs.com, Inc.	Delayed Draw Term Loan	12/2/2025	2,086	—
GovernmentJobs.com, Inc.	Revolver	12/2/2027	1,153	(18)
Granicus Inc.	Revolver	1/17/2031	2,448	—
Granicus Inc.	Delayed Draw Term Loan	8/2/2026	817	(4)
Graphpad Software, LLC	Revolver	6/28/2031	2,264	(11)
Graphpad Software, LLC	Delayed Draw Term Loan	6/28/2026	5,433	—
Ground Penetrating Radar Systems LLC	Term Loan	1/2/2032	2,929	—
Ground Penetrating Radar Systems LLC	Delayed Draw Term Loan	1/2/2032	563	—

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Ground Penetrating Radar Systems LLC	Revolver	1/2/2032	$300	$—
GS Acquisitionco Inc	Delayed Draw Term Loan	3/26/2026	2,053	—
GS Acquisitionco Inc	Revolver	3/26/2034	2,000	(10)
Gusto Sing Bidco Pte Ltd	Delayed Draw Term Loan	11/15/2027	101	—
Hargreaves Lansdown	Term Loan	9/26/2031	17,799	—
Helix TS, LLC	Delayed Draw Term Loan	12/20/2026	14,165	—
High Street Buyer, Inc.	Revolver	4/16/2027	2,254	(45)
High Street Buyer, Inc.	Delayed Draw Term Loan	2/4/2025	1,187	—
High Street Buyer, Inc.	Delayed Draw Term Loan	3/1/2026	20,953	—
Icefall Parent, Inc.	Revolver	1/17/2030	3,104	—
IEM New Sub 2, LLC	Delayed Draw Term Loan	8/8/2026	13,164	(99)
IG Investments Holdings, LLC	Revolver	9/22/2028	4,416	—
Imagine 360 LLC	Delayed Draw Term Loan	9/18/2026	2,413	(12)
Imagine 360 LLC	Revolver	9/30/2028	1,514	(15)
Inception Fertility Ventures, LLC	Revolver	4/29/2030	797	—
Inception Fertility Ventures, LLC	Delayed Draw Term Loan	4/29/2026	10,488	—
Integrity Marketing Acquisition LLC	Delayed Draw Term Loan	8/23/2026	20,378	(43)
Integrity Marketing Acquisition LLC	Revolver	8/27/2028	2,767	—
IQN Holding Corp	Revolver	5/2/2028	359	—
IRI Group Holdings Inc	Revolver	12/1/2027	11,040	—
Iris Buyer, LLC	Revolver	10/2/2029	3,673	(101)
Iris Buyer, LLC	Delayed Draw Term Loan	4/2/2025	1,426	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/20/2030	83	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/20/2026	151	—
Java Buyer, Inc.	Delayed Draw Term Loan	6/28/2026	1,347	—
Java Buyer, Inc.	Revolver	12/15/2027	367	—
Java Buyer, Inc.	Revolver	12/15/2027	735	—
JS Parent Inc	Revolver	4/24/2031	3,452	(17)
JSS Holdings, Inc.	Delayed Draw Term Loan	11/8/2026	7,492	(37)
Kattegat Project Bidco AB	Delayed Draw Term Loan	10/5/2026	7,030	(84)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	950	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	12/8/2025	906	—
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2025	246	—
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2026	307	(2)
Kona Buyer, LLC	Revolver	7/23/2031	123	(1)
Kwol Acquisition, Inc.	Revolver	12/6/2029	897	(2)
LogicMonitor Inc	Revolver	11/15/2031	1,992	(25)
LPW Group Holdings, Inc.	Revolver	3/15/2030	5,373	—
Lsf12 Crown US Commercial Bidco LLC	Revolver	12/2/2029	4,345	(36)
Magic Bidco Inc	Delayed Draw Term Loan	7/1/2026	7,098	—
Magic Bidco Inc	Revolver	7/1/2030	1,088	—
Magneto Components BuyCo, LLC	Revolver	12/5/2029	5,508	(110)
Magneto Components BuyCo, LLC	Delayed Draw Term Loan	6/5/2025	6,610	(83)
Material Holdings, LLC	Revolver	8/19/2027	353	(42)
MB2 Dental Solutions, LLC	Delayed Draw Term Loan	2/13/2026	6,570	—
MB2 Dental Solutions, LLC	Revolver	2/13/2031	1,382	—
Mercury Bidco Globe Limited	Delayed Draw Term Loan	1/31/2026	14,933	(168)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	214	—
Monk Holding Co.	Delayed Draw Term Loan	6/1/2025	917	—
More Cowbell II, LLC	Delayed Draw Term Loan	9/1/2025	916	(11)

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
More Cowbell II, LLC	Revolver	9/4/2029	$679	$—
MPG Parent Holdings, LLC	Revolver	1/8/2030	1,339	—
MPG Parent Holdings, LLC	Delayed Draw Term Loan	1/8/2027	3,087	(23)
MRI Software, LLC	Revolver	2/10/2027	6,953	—
NAVEX TopCo, Inc.	Revolver	11/9/2028	5,394	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	1/23/2025	8,249	—
NDC Acquisition Corp.	Revolver	3/9/2027	3,425	—
Neptune BidCo SAS	Delayed Draw Term Loan	4/2/2031	2,051	—
Neptune Holdings, Inc.	Revolver	8/31/2029	933	(23)
Netsmart Technologies Inc	Delayed Draw Term Loan	8/23/2026	4,345	(22)
Netsmart Technologies Inc	Revolver	8/23/2031	4,432	(22)
Noble Midco 3 Ltd	Delayed Draw Term Loan	6/10/2027	3,875	(19)
Noble Midco 3 Ltd	Revolver	6/10/2030	2,583	—
North Haven Stallone Buyer, LLC	Delayed Draw Term Loan	10/1/2026	511	(1)
North Haven Stallone Buyer, LLC	Revolver	5/24/2027	913	(2)
North Haven Ushc Acquisition Inc	Revolver	10/30/2027	1,548	—
North Haven Ushc Acquisition Inc	Delayed Draw Term Loan	8/28/2026	4,544	—
Odevo AB	Delayed Draw Term Loan	12/12/2027	32,508	(80)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	1/21/2025	4,472	—
Optimizely North America Inc	Revolver	10/31/2031	1,218	(12)
Oranje Holdco Inc	Revolver	2/1/2029	250	—
Oxford Global Resources Inc	Revolver	8/17/2027	3,085	—
Paisley Bidco Ltd	Delayed Draw Term Loan	4/18/2027	1,563	(12)
Park Place Technologies, LLC	Delayed Draw Term Loan	9/1/2025	17,767	(89)
Park Place Technologies, LLC	Revolver	3/25/2030	9,505	—
Patriot Growth Insurance Services, LLC.	Delayed Draw Term Loan	10/16/2028	1,275	—
Patriot Growth Insurance Services, LLC.	Revolver	10/16/2028	235	—
Pavion Corp.	Delayed Draw Term Loan	10/30/2025	2,559	—
PDI TA Holdings, Inc.	Delayed Draw Term Loan	2/1/2026	3,835	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	3,800	(29)
Petrus Buyer Inc	Delayed Draw Term Loan	10/17/2025	260	—
Petrus Buyer Inc	Revolver	10/17/2029	272	—
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	5,009	—
Ping Identity Holding Corp	Revolver	10/17/2028	671	—
PKF O'Connor Davies Advisory, LLC	Delayed Draw Term Loan	11/15/2026	504	—
PKF O'Connor Davies Advisory, LLC	Revolver	11/15/2031	141	(1)
Point Broadband Acquisition, LLC	Delayed Draw Term Loan	5/29/2026	36,397	(455)
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	159	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/7/2026	309	(2)
Profile Products, LLC	Revolver	11/12/2027	353	—
Profile Products, LLC	Revolver	11/12/2027	417	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	5/8/2025	16,623	—
Progress Residential PM Holdings, LLC	Delayed Draw Term Loan	5/8/2025	333	—
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	4/9/2026	4,338	(5)
QBS Parent Inc	Revolver	11/7/2031	984	(5)
Qualus Power Services Corp.	Delayed Draw Term Loan	5/9/2026	12,093	—
Qualus Power Services Corp.	Delayed Draw Term Loan	10/25/2026	33,748	(169)
Rally Buyer, Inc.	Revolver	7/19/2028	25	—
Redwood Services Group, LLC	Delayed Draw Term Loan	8/15/2025	3,980	—
Relativity ODA, LLC	Revolver	5/14/2029	2,966	(74)

Blackstone Secured Lending Fund
Consolidated Schedule of Investments
December 31, 2024
(in thousands)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
RFS Opco, LLC	Delayed Draw Term Loan	12/3/2025	$2,381	$—
RoadOne Inc	Revolver	12/29/2028	226	—
Safety Borrower Holdings LP	Revolver	9/1/2027	280	—
Sam Holding Co, Inc.	Revolver	3/24/2027	4,200	—
Sam Holding Co, Inc.	Delayed Draw Term Loan	9/5/2025	5,900	—
Scorpio BidCo SAS	Delayed Draw Term Loan	3/10/2026	4,386	(46)
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/19/2026	12,511	—
Seahawk Bidco, LLC	Revolver	12/19/2030	3,753	(34)
SEKO Global Logistics Network, LLC	Revolver	12/30/2026	15	—
SG Acquisition, Inc.	Revolver	4/3/2030	8,301	—
Simplicity Financial Marketing Group Holdings Inc	Delayed Draw Term Loan	12/31/2026	2,151	(11)
Simplicity Financial Marketing Group Holdings Inc	Revolver	12/31/2031	1,076	(11)
Skopima Consilio Parent LLC	Revolver	5/14/2028	4,200	(12)
Smile Doctors, LLC	Delayed Draw Term Loan	6/9/2025	1,036	—
Smile Doctors, LLC	Revolver	12/23/2027	1,233	(31)
Spaceship Purchaser Inc	Revolver	10/17/2031	10,894	(109)
Spaceship Purchaser Inc	Delayed Draw Term Loan	10/17/2026	5,447	—
Spaceship Purchaser Inc	Delayed Draw Term Loan	10/17/2027	13,072	(65)
Sparta UK Bidco Ltd	Delayed Draw Term Loan	9/25/2028	5,099	—
SpecialtyCare, Inc.	Revolver	6/18/2026	404	—
Spectrum Safety Solutions Purchaser, LLC	Delayed Draw Term Loan	7/1/2026	16,126	(121)
Spectrum Safety Solutions Purchaser, LLC	Revolver	7/1/2030	14,298	(107)
Speedster Bidco GmbH	Revolver	5/13/2031	1,801	(5)
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	371	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	4/24/2026	671	—
STV Group, Inc.	Delayed Draw Term Loan	3/20/2026	6,976	(70)
STV Group, Inc.	Revolver	3/20/2031	4,186	—
Tango Bidco SAS	Delayed Draw Term Loan	10/17/2027	962	(6)
Tango Bidco SAS	Delayed Draw Term Loan	10/17/2027	2,305	—
TEI Intermediate LLC	Revolver	12/13/2031	3,096	—
TEI Intermediate LLC	Delayed Draw Term Loan	12/13/2026	8,256	(41)
Tennessee Bidco Limited	Delayed Draw Term Loan	7/1/2026	22,998	—
The Fertility Partners, Inc.	Revolver	9/16/2027	211	—
The GI Alliance Management, LLC	Delayed Draw Term Loan	3/1/2026	35,604	—
The Hiller Companies, LLC	Delayed Draw Term Loan	6/20/2026	1,696	—
The Hiller Companies, LLC	Revolver	6/20/2030	1,432	(11)
The North Highland Co LLC	Revolver	12/20/2030	3,373	—
The North Highland Co LLC	Delayed Draw Term Loan	12/20/2026	5,903	(30)
THG Acquisition LLC	Revolver	10/31/2031	1,202	—
THG Acquisition LLC	Delayed Draw Term Loan	10/31/2026	2,598	(13)
Tricentis	Term Loan	2/11/2032	22,745	—
Tricentis	Delayed Draw Term Loan	2/11/2032	4,549	—
Tricentis	Revolver	2/11/2032	2,843	—
Trinity Air Consultants Holdings Corp.	Delayed Draw Term Loan	4/24/2025	7,907	—
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2028	7,269	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/20/2025	1,433	(14)
Triple Lift, Inc.	Revolver	5/5/2028	7,697	(308)
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	12/2/2026	10,766	(54)
Turing Holdco, Inc.	Delayed Draw Term Loan	8/3/2028	28,117	—

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
The Company is externally managed by Blackstone Private Credit Strategies LLC (the “Adviser”) and Blackstone Credit BDC Advisors LLC (the “Sub-Adviser” and, together with the Adviser, the “Advisers”). The Advisers are affiliates of Blackstone Alternative Credit Advisors LP (the “Sub-Administrator” and, collectively with its affiliates in the credit, asset based finance and insurance asset management business unit of Blackstone Inc. (“Blackstone”), “Blackstone Credit & Insurance,” or “BXCI”). Additionally, Blackstone Private Credit Strategies LLC, in its capacity as the administrator to the Company (in such capacity, the “Administrator” and, together with the Sub-Administrator, the “Administrators”), and the Sub-Administrator provide certain administrative and other services necessary for the Company to operate pursuant to an administration agreement between the Administrator and the Company (the “Administration Agreement”) and a sub-administration agreement between the Administrator and the Sub-Administrator (the “Sub-Administration Agreement,” and together with the Administration Agreement, the “Administration Agreements”), respectively. From commencement through December 31, 2024, Blackstone Credit BDC Advisors LLC served as the Company’s investment adviser (in such capacity, the “Prior Adviser”) and Blackstone Alternative Credit Advisors LP served as the Company’s administrator (in such capacity, the “Prior Administrator”).
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
Note 2. Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services — Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).
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
The Company consolidated the results of the Company’s wholly-owned subsidiaries which are considered to be investment companies. As of December 31, 2025, the Company’s consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”), BGSL Big Sky Funding LLC (“Big Sky Funding”), BXSL CLO 2024-1 LLC (the “2024-1 Issuer”), BXSL CLO 2024-1 Depositor LLC, BXSL CLO 2025-1 LLC (“BXSL CLO 2025-1”), BGSL Investments LLC (“BGSL Investments”), BXSL Associates GP (Lux) S.à r.l, BXSL Direct Lending (Lux) SCSp, BXSL C-1 LLC, and BXSL C-2 Funding LLC.
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
From time to time, the Company may enter into forward currency contracts which is an obligation between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilizes forward currency contracts to economically hedge the currency exposure associated with certain foreign currency denominated assets and liabilities of the Company. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying debt the Company has, but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as net change in unrealized appreciation (depreciation). The fair value of the foreign currency forwards is included as Derivative assets at fair value or Derivative liabilities at fair value on the Company’s Consolidated Statements of Assets and Liabilities. Changes in the fair

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
value of the foreign currency forwards are presented in Net change in unrealized appreciation (depreciation): Derivative instruments and Net realized gains (losses): Derivative instruments in the Consolidated Statements of Operations.
Additionally, the Company uses interest rate swaps to mitigate interest rate risk associated with the Company’s fixed rate liabilities. The fair value of the interest rate swaps is included as Derivative assets at fair value or Derivative liabilities at fair value on the Company’s Consolidated Statements of Assets and Liabilities. Changes in fair value of interest rate swaps entered into by the Company and not designated as hedging instruments are presented in Net realized gains (losses) and Net change in unrealized appreciation (depreciation) in the Consolidated Statements of Operations. The Company designated certain interest rate swaps as the hedging instrument in a qualifying fair value hedge accounting relationship, and therefore the change in fair value of the hedging instrument and hedged item are recorded in Interest expense and recognized as components of Interest expense in the Consolidated Statements of Operations. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the years ended December 31, 2025, 2024 and 2023, the Company recorded $24.4 million, $4.7 million and $19.3 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
PIK Income
The Company has investments in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in Payment-in-kind interest income in the Consolidated Statements of Operations. If at any point the Company expects that PIK will not be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through Payment-in-kind interest income. To satisfy the Company’s annual RIC distribution requirements, this non-cash source of income must be included in determining the amounts to be paid out to shareholders in the form of dividends, even though the Company has not yet collected cash.
Dividend Income
Dividend income on preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.
Other Income
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
Deferred Financing Costs and Debt Issuance Costs
Deferred financing and debt issuance costs represent fees and other direct incremental costs incurred in connection with the Company’s borrowings and debt issuance costs include premiums and discounts to the par value of the respective instruments. These expenses and adjustments are deferred and amortized into interest expense over the life of the related debt instrument. Deferred financing costs related to revolving credit facilities are presented separately as an asset on the Company’s Consolidated Statements of Assets and Liabilities. Debt issuance costs, including premiums and discounts to par, related to any issuance of installment debt or notes are presented net against the outstanding debt balance of the related security.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Income Taxes
The Company has elected to be treated as a BDC under the 1940 Act. The Company also has elected to be treated as a RIC under the Code. So long as the Company maintains its tax treatment as a RIC, it generally will not pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends. Rather, any tax liability related to income earned and distributed by the Company would represent obligations of the Company’s investors and would not be reflected in the consolidated financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that there are no material uncertain tax positions through December 31, 2025. As applicable, the Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
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
For the years ended December 31, 2025, 2024 and 2023, the Company incurred $16.1 million, $14.5 million and $16.8 million, respectively, of U.S. federal excise tax.
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

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” (“ASU 2023-09”), which enhances the income tax disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and is to be applied prospectively, with an option for retrospective application. The Company adopted ASU 2023-09 effective December 31, 2025 and the adoption did not have a material impact on the Company’s consolidated financial statements. See “Note 11. Income Taxes” for further information on the adoption of ASU 2023-09.
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
For the years ended December 31, 2025 and 2024, base management fees were $140.0 million and $116.6 million, respectively. For the year ended December 31, 2023, base management fees were $98.1 million, of which $20.2 million were waived. The Waiver Period ended on October 28, 2023.
As of December 31, 2025 and December 31, 2024, $36.1 million and $32.3 million, respectively, was payable to the Adviser and the Prior Adviser, as applicable, relating to management fees.
Incentive Fees
The incentive fees consist of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains, each as described below:
(i) Income Based Incentive Fee
The first part of the incentive fee, an income based incentive fee, is calculated and payable quarterly in arrears based on the Company’s Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee).
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
For the years ended December 31, 2025 and 2024, the Company accrued income based incentive fees of $126.7 million and $150.1 million, respectively. For the year ended December 31, 2023, the Company accrued income based incentive fees of $134.2 million, of which $15.6 million were waived. The Waiver Period ended on October 28, 2023.
As of December 31, 2025 and December 31, 2024, there was $26.4 million and $38.7 million, respectively, payable to the Adviser and the Prior Adviser, as applicable, for income based incentive fees.
(ii) Capital Gains Based Incentive Fee
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
For the years ended December 31, 2025 and 2024, the Company accrued no capital gains based incentive fees. For the year ended December 31, 2023, the Company reversed previously accrued capital gains based incentive fees of $5.5 million. As of December 31, 2025 and December 31, 2024, no amount was payable to the Adviser and the Prior Adviser, as applicable, for capital gains based incentive fees.
Administration Agreements
On October 1, 2018, the Company entered into the original Administration Agreement with the Prior Administrator (the “Prior Administration Agreement”). On November 7, 2024, the Board approved the termination of the Prior Administration Agreement, effective December 31, 2024, and the entry into of the Administration Agreement between the Company and the Administrator, effective January 1, 2025. Accordingly, effective January 1, 2025, the Administrator became the Company’s administrator pursuant to the Administration Agreement. Further, on November 7, 2024, the Board approved the Sub-Administration Agreement between the Administrator, on behalf of the Company, and the Sub-Administrator. Accordingly, effective January 1, 2025, the Sub-Administrator become one of the Company’s sub-administrators pursuant to the Sub-Administration Agreement. To acknowledge the change of the administrator, the Board also approved the assignment of the third party sub-administration agreement (the “State Street Sub-Administration Agreement”) with State Street Bank and Trust Company (the “State Street Sub- Administrator”) from the Prior Administrator to the Administrator, effective

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
January 1, 2025. These changes did not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company remain the same, as well as the personnel that provide administrative services to the Company on behalf of the Administrators.
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
For providing these services, the Company will reimburse the Administrator for the costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrators in performing their administrative obligations under the Administration Agreements, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals (including information technology professionals) at the Administrators that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator and the Prior Administrator have not historically, and the Administrator does not currently, calculate the amount of rent and other occupancy costs allocable to the Company, and the Administrator and the Prior Administrator have not indicated an intention to seek reimbursement from the Company for such costs. Thus, the Administrator and the Prior Administrator, as applicable, have waived their rights to any reimbursement for rent and other occupancy costs for prior periods, including for the years ended December 31, 2025, 2024 and 2023. The Administrator and the Prior Administrator cannot recoup any expenses that they have previously waived. However, in future periods, the Administrator may choose to establish an allocation methodology to calculate these costs and seek reimbursement from the Company, in which case the Company will accrue and reimburse the Administrator for such costs for that period.
For the year ended December 31, 2025, the Company incurred $3.5 million, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Consolidated Statements of Operations. For the years ended December 31, 2024 and 2023, the Company incurred $2.6 million and $2.2 million, respectively, in expenses under the Prior Administration Agreement, which were recorded in Administrative service expenses in the Company’s Consolidated Statements of Operations.
As of December 31, 2025 and December 31, 2024, $1.6 million and $1.5 million, respectively, was unpaid and included in Due to affiliates in the Consolidated Statements of Assets and Liabilities.
Sub-Administration and Custody Agreement
On October 1, 2018, the Prior Administrator entered into the State Street Sub-Administration Agreement with the State Street Sub-Administrator under which the State Street Sub-Administrator provides various accounting and administrative services to the Company. The State Street Sub-Administrator also serves as the Company’s custodian. On November 7, 2024, the Board approved the assignment of the State Street Sub-Administration Agreement from the Prior Administrator to the Administrator, effective January 1, 2025. The initial term of the State Street Sub-Administration Agreement was two years from the effective date and after expiration of the initial term and the State Street Sub-Administration Agreement shall automatically renew for successive one-year periods, unless a written notice of non-renewal is delivered prior to 120 days prior to the expiration of the initial term or renewal term.

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
The Expense Support Agreement terminated by its own terms on October 28, 2021. The Company’s obligation to make Reimbursement Payments terminated on October 28, 2024. As of December 31, 2024, there were no amounts subject to the Reimbursement Payment obligation. As of December 31, 2024, there were no unreimbursed Expense Payments remaining. For the years ended December 31, 2024 and 2023, the Sub-Adviser made no Expense Payments and the Company made no Reimbursement Payments related to Expense Payments by the Sub-Adviser.

Other Related Party Transactions
In the ordinary course of the Company’s business, the Company and its subsidiaries may buy loans from, and sell loans, to other investors, including QIA FIG Glass Holding Limited or its subsidiaries (“QIA”), on an arm’s-length basis. As a result of its ownership of more than 5% of the Company’s Common Shares, QIA is considered to be a “related person.” For the years ended December 31, 2025 and 2023, there were no reportable related party transactions. For the year ended December 31, 2024, the Company purchased a loan from QIA with a par value of $3.4 million for a total cash purchase price based on then-current fair value (at the time of purchase) of $3.4 million.
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	December 31, 2025			December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$14,066,122	$13,866,434	97.6%	$12,959,332	$12,830,389	98.0%
Second lien debt	232,448	231,650	1.6	122,634	119,184	0.9
Unsecured debt	13,049	12,278	0.1	33,644	33,521	0.3
Equity	76,348	96,932	0.7	77,609	109,424	0.8
Total	$14,387,967	$14,207,294	100.0%	$13,193,219	$13,092,518	100.0%
The industry composition of investments at fair value was as follows:

	December 31, 2025	December 31, 2024
Aerospace & Defense	4.1%	4.4%
Air Freight & Logistics	1.9	3.0
Auto Components (1)(2)	0.0	0.0
Biotechnology	1.1	—
Building Products	1.3	2.4
Chemicals	0.3	0.3
Commercial Services & Supplies	8.0	7.7
Construction & Engineering	1.2	0.8
Consumer Staples Distribution & Retail (1)	0.0	—

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2025	December 31, 2024
Containers & Packaging	0.2%	0.2%
Distributors	2.1	3.1
Diversified Consumer Services	4.2	4.6
Diversified Telecommunication Services	0.1	1.0
Electric Utilities	1.4	1.1
Electrical Equipment	1.4	0.8
Electronic Equipment, Instruments & Components	2.1	1.9
Energy Equipment & Services	0.2	0.2
Financial Services	0.4	0.3
Ground Transportation	0.1	0.2
Health Care Equipment & Supplies	0.4	0.7
Health Care Providers & Services	9.5	9.2
Health Care Technology	5.6	5.0
Insurance	9.3	7.4
Interactive Media & Services	0.3	0.5
Internet & Direct Marketing Retail	—	2.4
IT Services	4.3	4.4
Life Sciences Tools & Services	0.8	0.6
Machinery	0.3	0.2
Marine	0.4	0.4
Media	0.6	0.4
Oil, Gas & Consumable Fuels	0.5	0.6
Paper & Forest Products	0.1	0.1
Pharmaceuticals	0.4	0.2
Professional Services	9.7	8.4
Real Estate Management & Development	1.4	1.1
Software	20.5	20.1
Specialty Retail	1.3	1.3
Technology Hardware, Storage & Peripherals	0.6	0.6
Trading Companies & Distributors	0.9	1.0
Transportation Infrastructure	2.9	3.4
Wireless Telecommunication Services	0.1	—
Total	100.0%	100.0%
(1)Amount rounds to less than 0.1% as of December 31, 2025.
(2)Amount rounds to less than 0.1% as of December 31, 2024.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The geographic composition of investments at cost and fair value was as follows:

	December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$12,488,551	$12,259,789	86.3%	196.3%
Europe	1,601,031	1,645,999	11.6	26.3
Bermuda/Cayman Islands	148,220	148,966	1.0	2.4
Canada	138,265	140,444	1.0	2.3
Asia	11,900	12,096	0.1	0.2
Total	$14,387,967	$14,207,294	100.0%	227.5%

	December 31, 2024
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$11,663,322	$11,595,231	88.6%	190.8%
Europe	1,138,542	1,104,837	8.4	18.2
Canada	241,124	242,103	1.8	4.0
Bermuda/Cayman Islands	149,595	149,735	1.2	2.5
Asia	636	612	0.0	0.0
Total	$13,193,219	$13,092,518	100.0%	215.5%

As of December 31, 2025 and December 31, 2024, five borrowers (across eight loans) and four borrowers (five loans) in the portfolio were on non-accrual status, respectively.

As of December 31, 2025 and December 31, 2024, on a fair value basis, 99.6% and 99.8%, respectively, of performing debt investments bore interest at a floating rate and 0.4% and 0.2%, respectively, of performing debt investments bore interest at a fixed rate.
Note 5. Fair Value Measurements
The following tables present the fair value hierarchy of financial instruments:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$106,617	$13,759,817	$13,866,434
Second lien debt	—	—	231,650	231,650
Unsecured debt	—	—	12,278	12,278
Equity	438	—	96,494	96,932
Total	$438	$106,617	$14,100,239	$14,207,294

	December 31, 2024
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$115,753	$12,714,636	$12,830,389
Second lien debt	—	—	119,184	119,184
Unsecured debt	—	—	33,521	33,521
Equity	—	—	109,424	109,424
Total	$—	$115,753	$12,976,765	$13,092,518

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Within Investments at fair value, substantially all Equity investments are illiquid and privately negotiated in nature and are subject to contractual sale constraints or other restrictions pursuant to their respective governing or similar agreements. Approximately $5.8 million of such Equity investments have a sale constraint or other restriction that will lapse after a predetermined date; the weighted average remaining duration of such restrictions is 4.2 years.
The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	For the Year Ended December 31, 2025
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total
Fair value, beginning of period	$12,714,636	$119,184	$33,521	$109,424	$12,976,765
Purchases of investments	3,252,217	112,881	1,877	3,416	3,370,391
Proceeds from principal repayments and sales of investments	(2,183,549)	(3,462)	(22,548)	(12,455)	(2,222,014)
Accretion of discount (amortization of premium)	51,373	395	76	—	51,844
Net realized gain (loss)	(7,923)	—	—	7,522	(401)
Net change in unrealized appreciation (depreciation)	(73,904)	2,652	(648)	(11,413)	(83,313)
Transfers into Level 3 (1)	6,967	—	—	—	6,967
Transfers out of Level 3 (1)	—	—	—	—	—
Fair value, end of period	$13,759,817	$231,650	$12,278	$96,494	$14,100,239
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2025 included in net change in unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$(74,544)	$2,166	$(889)	$(6,367)	$(79,634)

	For the Year Ended December 31, 2024
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total
Fair value, beginning of period	$9,564,203	$41,515	$9,924	$94,940	$9,710,582
Purchases of investments	3,911,214	79,441	23,669	14,129	4,028,453
Proceeds from principal repayments and sales of investments	(789,651)	(271)	—	(492)	(790,414)
Accretion of discount (amortization of premium)	38,337	116	45	—	38,498
Net realized gain (loss)	(19,498)	—	—	492	(19,006)
Net change in unrealized appreciation (depreciation)	(34,427)	(1,617)	(117)	355	(35,806)
Transfers into Level 3 (1)	45,260	—	—	—	45,260
Transfers out of Level 3 (1)	(802)	—	—	—	(802)
Fair value, end of period	$12,714,636	$119,184	$33,521	$109,424	$12,976,765
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of December 31, 2024 included in net change in unrealized appreciation (depreciation) on the Consolidated Statements of Operations	$(33,283)	$(1,619)	$(118)	$356	$(34,664)
(1)For the years ended December 31, 2025 and 2024, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.

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

	December 31, 2025
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$13,198,498	Yield Analysis	Discount Rate	6.94%	19.36%	9.44%
	462,825	Asset Recoverability	Market Multiple	7.25x	12.47x	11.23x
	98,494	Market Quotations	Broker quoted price	97.25	100.00	99.97
	13,759,817
Investments in second lien debt	231,650	Yield Analysis	Discount Rate	8.45%	15.78%	10.11%
Investments in unsecured debt	12,278	Yield Analysis	Discount Rate	15.10%	15.10%	15.10%
Investments in equity	62,579	Market Approach	Performance Multiple	6.40x	33.63x	12.28x
	19,678	Yield Analysis	Discount Rate	12.50%	19.50%	15.08%
	11,235	Option Pricing Model	Expected Volatility	32.00%	70.50%	33.34%
	3,002	Asset Recoverability	Market Multiple	8.50x	16.00x	11.22x
	96,494
Total	$14,100,239

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
Financial Instruments Not Carried at Fair Value
Debt
The fair value of the Company’s SPV Financing Facilities (as defined in Note 7) and Revolving Credit Facility (as defined in Note 7), as of December 31, 2025 and December 31, 2024, approximates their carrying value as the credit facilities have variable interest based on selected short-term rates. These financial instruments would be categorized as Level 3 within the fair value hierarchy.
The following table presents the fair value measurements of the Company’s Unsecured Notes and Debt Securitization Notes (as defined in Note 7) had they been accounted for at fair value. These financial instruments would be categorized as Level 3 within the fair value hierarchy as of December 31, 2025 and December 31, 2024.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2025	December 31, 2024
	Fair Value	Fair Value
2026 Notes	$799,357	$788,880
New 2026 Notes	691,950	672,420
2027 Notes	632,710	608,725
2028 Notes	615,550	590,200
November 2027 Notes	408,680	406,440
April 2028 Notes	706,370	698,460
June 2030 Notes	497,550	—
January 2031 Notes	494,000	—
2024-1 Notes	457,450	457,568
Total	$5,303,617	$4,222,693
Other
As of December 31, 2025 and December 31, 2024, the carrying amounts of the Company’s other assets and liabilities approximate fair value. These financial instruments, with the exception of cash and cash equivalents (including money market funds classified within Cash and Cash Equivalents in the Consolidated Statements of Assets and Liabilities) which would be categorized as Level 1, would be categorized as Level 3 within the fair value hierarchy.
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
The following tables present the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$137	$—	$137	$78,873
Interest rate swaps	—	22,207	—	22,207	1,600,000
Total Derivative assets at fair value	$—	$22,344	$—	$22,344	$1,678,873

Derivative Liabilities
Foreign currency forward contracts	$—	$(822)	$—	$(822)	$143,979
Interest rate swaps	—	(1,889)	—	(1,889)	500,000
Total Derivative liabilities at fair value	$—	$(2,711)	$—	$(2,711)	$643,979
Cash collateral posted				$11,286

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
The table below presents the impact to the Consolidated Statements of Operations from derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship for the year ended December 31, 2025 and December 31, 2024, respectively. The net change in unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on derivative instruments in the Consolidated Statements of Operations. The net realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net realized gain (loss) on derivative instruments in the Consolidated Statements of Operations.

	For the Year Ended December 31,
	2025	2024
Unrealized appreciation (depreciation)
Foreign currency forward contracts	$(3,086)	$2,401
Net change in unrealized appreciation (depreciation)	$(3,086)	$2,401
Realized gain (loss)
Foreign currency forward contracts	$(8,836)	$8,784
Net realized gain (loss)	$(8,836)	$8,784
Offsetting of Derivative Instruments
The Company has elected to offset cash collateral posted to or received from its counterparty against the net fair value of derivative instruments with that counterparty. The following tables present the offsetting of the Company’s derivative financial instruments as of December 31, 2025 and December 31, 2024:

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	As of December 31, 2025
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Cash Collateral Offset	Net Amount Derivative Asset	Cash Collateral Received (1)	Cash Collateral Received Not Offset (2)
SMBC Capital Markets, Inc.	$8,251	$—	$—	$8,251	$—	$—
Wells Fargo Bank, N.A.	14,093	(2,711)	—	11,382	—	—
	$22,344	$(2,711)	$—	$19,633	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Cash Collateral Offset	Net Amount Derivative Liabilities	Cash Collateral Posted (1)	Cash Collateral Posted Not Offset (2)
SMBC Capital Markets, Inc.	$—	$—	$—	$—	$1,805	$1,805
Wells Fargo Bank, N.A.	(2,711)	2,711	—	—	9,481	9,481
	$(2,711)	$2,711	$—	$—	$11,286	$11,286

	As of December 31, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Cash Collateral Offset	Net Amount Derivative Asset	Cash Collateral Received (1)	Cash Collateral Received Not Offset (2)
SMBC Capital Markets, Inc.	$3,995	$—	$—	$3,995	$—	$—
Wells Fargo Bank, N.A.	2,401	(2,401)	—	—	—	—
	$6,396	$(2,401)	$—	$3,995	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Cash Collateral Offset	Net Amount Derivative Liabilities	Cash Collateral Posted (1)	Cash Collateral Posted Not Offset (2)
SMBC Capital Markets, Inc.	$—	$—	$—	$—	$1,770	$1,770
Wells Fargo Bank, N.A.	(7,164)	2,401	4,763	—	7,800	3,037
	$(7,164)	$2,401	$4,763	$—	$9,570	$4,807
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
The table below presents the impact to the Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the years ended December 31, 2025 and December 31, 2024, respectively.
For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item is recorded in Interest expense and recognized as components of Interest expense in the Consolidated Statements of Operations.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	For the Year Ended December 31,
	2025	2024
Interest rate swaps	$23,085	$(2,045)
Hedged items	$(22,305)	$2,896
The table below presents the carrying value of unsecured borrowings as of December 31, 2025 and December 31, 2024 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	December 31, 2025		December 31, 2024
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured notes	$2,091,290	$19,408	$1,082,389	$(2,896)
Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On September 25, 2018, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of December 31, 2025 and December 31, 2024, the Company’s asset coverage was 177.1% and 185.7%, respectively.
SPV Financing Facilities
The following wholly-owned subsidiaries of the Company have entered into secured financing facilities, as described below: Jackson Hole Funding, Breckenridge Funding, Big Sky Funding, and BXSL CLO 2025-1 (collectively the “SPVs,” and such secured financing facilities described below, collectively the “SPV Financing Facilities”).
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
As of December 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.
Jackson Hole Funding Facility
On November 16, 2018, Jackson Hole Funding, the Company’s wholly-owned subsidiary that holds primarily originated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended and restated on December 16, 2021, and amended effective as of September 16, 2022, November 15, 2023, December 18, 2023, December 19, 2024 and November 26, 2025 and as further amended from time to time, the “Jackson Hole Funding Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent, Citibank, N.A., serves as collateral agent and securities intermediary, Virtus Group, LP serves as collateral administrator and the Company serves as portfolio manager under the Jackson Hole Funding Facility.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Prior to December 19, 2024, advances under the Jackson Hole Funding Facility bore interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advances (which is the three-month term SOFR for dollar advances), plus the applicable margin of 2.375% per annum for certain foreign currency advances to 2.525% per annum for dollar advances. From and after December 19, 2024, advances under the Jackson Hole Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advances (which is the three-month Term SOFR for dollar advances), plus the applicable margin of 1.95% per annum for all advances. Jackson Hole Funding is required to utilize a minimum percentage of 75% of the financing commitments. Unused amounts below such minimum utilization amount accrue a fee at a rate of, prior to December 19, 2024, 1.775% per annum, and from and after December 19, 2024, 1.50% per annum. In addition, Jackson Hole Funding pays a commitment fee of 0.48% per annum on the average daily unused amount of the financing commitments in excess of the minimum utilization amount until March 2, 2026. Jackson Hole Funding also pays to JPM an administrative agency fee, in addition to certain other fees, each as agreed between Jackson Hole Funding and JPM.
The maximum commitment amount of the Jackson Hole Funding Facility as of December 31, 2025 was $500.0 million. The Jackson Hole Funding Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Jackson Hole Funding Facility to up to $900.0 million. Proceeds from borrowings under the Jackson Hole Funding Facility may be used to fund portfolio investments by Jackson Hole Funding and to make advances under delayed draw term loans where Jackson Hole Funding is a lender. The period during which Jackson Hole Funding may make borrowings under the Jackson Hole Funding Facility expires on March 2, 2026 and the Jackson Hole Funding Facility is scheduled to mature on May 17, 2027.
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
The maximum commitment amount of the Big Sky Funding Facility as of December 31, 2025 was $650.0 million. The Big Sky Funding Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Big Sky Funding Facility to up to $800.0 million. Proceeds from borrowings under the Big Sky Funding Facility may be used to fund portfolio investments by Big Sky Funding and to make advances under revolving loans or delayed draw term loans where Big Sky Funding is a lender. The period during which Big Sky Funding may make borrowings under the Big Sky Funding Facility expires on March 30, 2027 and the Big Sky Funding Facility is scheduled to mature on September 30, 2027.
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
The Revolving Credit Facility provides for borrowings in USD and certain agreed upon foreign currencies. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. As of December 31, 2025, a portion of the Revolving Credit Facility consists of (A) funded term loans in the aggregate principal amount of $433.5 million and (B) revolving commitments in the aggregate principal amount of $2.0 billion and the Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $175.0 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries in the ordinary course of business. Availability of the revolver under the Revolving Credit Facility will terminate on August 4, 2029 (other than with respect to the revolving commitments of certain lenders in the amount of $200.0 million, which expire on June 28, 2026) and all amounts outstanding under the Revolving Credit Facility must be repaid by August 4, 2030 (other than with respect to the revolving commitments of certain lenders in the amount of $200.0 million which mature on June 28, 2027) pursuant to an amortization schedule.
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
As of December 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
Unsecured Notes
The Company issued unsecured notes, as further described below: 2026 Notes, New 2026 Notes, 2027 Notes, 2028 Notes, November 2027 Notes, April 2028 Notes, June 2030 Notes and January 2031 Notes (each as defined below) which are collectively referred to herein as the “Unsecured Notes.”
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
As of December 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.

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
January 2031 Notes
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

		December 31, 2025
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

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2025	December 31, 2024
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments	$727,232	$736,551
Total investments at fair value	727,232	736,551
Cash and cash equivalents (restricted cash of $89,406 and $2,499, respectively)	89,406	2,499
Interest receivable from non-controlled/non-affiliated investments	9,291	8,268
Total assets	$825,929	$747,318
LIABILITIES
Debt (net of unamortized debt issuance costs of $2,212 and $2,417, respectively)	$455,288	$455,083
Interest payable	5,029	3,125
Total liabilities	$460,317	$458,208
The Company’s outstanding debt obligations were as follows:

	December 31, 2025
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility (3)	$500,000	$22,374	$22,374	$—	$477,626	$477,626
Breckenridge Funding Facility	1,175,000	652,550	652,550	—	522,450	418,348
Big Sky Funding Facility	650,000	585,900	585,900	—	64,100	64,100
BXSL 2025-1 Facility	400,000	34,800	34,800	—	365,200	351,400
Revolving Credit Facility (4)	2,425,000	1,447,497	1,447,497	—	977,503	977,503
2026 Notes	800,000	800,000	799,936	64	—	—
New 2026 Notes	700,000	700,000	698,746	1,254	—	—
2027 Notes	650,000	650,000	646,911	3,089	—	—
2028 Notes	650,000	650,000	644,837	5,163	—	—
November 2027 Notes (5)	400,000	400,000	403,760	3,803	—	—
April 2028 Notes (5)	700,000	700,000	700,057	6,107	—	—
June 2030 Notes (5)	500,000	500,000	497,626	9,520	—	—
January 2031 Notes (5)	500,000	500,000	489,847	8,688	—	—
2024-1 Notes	457,500	457,500	455,288	2,212	—	—
Total	$10,507,500	$8,100,621	$8,080,129	$39,900	$2,406,879	$2,288,977
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in USD or certain other permitted currencies. As of December 31, 2025, the Company had no borrowings denominated in currencies other than USD.
(4)Under the Revolving Credit Facility, the Company may borrow in USD or certain other permitted currencies. As of December 31, 2025, the Company had non-USD borrowings denominated in the following currencies:
•CAD 30.7 million
•EUR 417.2 million
•GBP 293.5 million
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
As of December 31, 2025 and December 31, 2024, interest payable included $60.8 million and $53.4 million, respectively, of interest expense and $1.2 million and $0.6 million, respectively, of unused commitment fees.
For the years ended December 31, 2025, 2024 and 2023, the weighted average interest rate (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting) on all borrowings outstanding was 5.03%, 5.32%, and 4.93%, respectively. For the years ended December 31, 2025, 2024 and 2023, the weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) was 5.11%, 5.42% and 5.05%, respectively.
For the years ended December 31, 2025, 2024 and 2023, the average principal debt outstanding was $7,475.1 million, $6,014.3 million and $5,275.4 million, respectively.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The components of interest expense were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Borrowing interest expense	$353,441	$306,379	$246,642
Facility unused fees	8,058	4,605	4,971
Amortization of deferred financing costs	5,684	6,101	5,471
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	15,238	9,899	9,336
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	(23,085)	2,045	—
Hedged items	22,305	(2,896)	—
Total interest expense	$381,641	$326,133	$266,420
Cash paid for interest expense	$353,478	$297,469	$256,478
Note 8. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of December 31, 2025 and December 31, 2024, the Company had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate amount of $1.8 billion and $1.7 billion, respectively.
Additionally, from time to time, the Advisers and their affiliates may commit to an investment on behalf of the investment vehicles they manage, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of December 31, 2025 and December 31, 2024, the Company estimates that $151.8 million and $162.3 million, respectively, of investments were committed but not yet funded.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of December 31, 2025 and December 31, 2024, management is not aware of any material pending legal proceedings.
Note 9. Net Assets
Shares Issued
The Company has the authority to issue an unlimited number of Common Shares at $0.001 per share par value.
On October 28, 2021, the Company priced its IPO, and the Common Shares began trading on the NYSE under the symbol “BXSL.”
On August 14, 2023, the Company completed a follow-on offering under its shelf registration statement, issuing 6,500,000 of its Common Shares at a price to the underwriters of $26.78 per share. Net of underwriting fees, the Company received cash proceeds, before offering expenses, of $174.1 million. On August 18, 2023, the underwriters exercised, in full, their option to purchase an additional 975,000 Common Shares, which resulted in cash proceeds, before offering expenses, of $26.1 million. The Company incurred offering expenses of $0.4 million in connection with the follow-on offering.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
As of December 31, 2025, the Company is party to eight separate equity distribution agreements with sales agents (“Equity Distribution Agreements”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $600.0 million of its Common Shares. Sales of Common Shares made pursuant to the Equity Distribution Agreements may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415(a)(5) under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of the Common Shares, the Company’s capital needs, and the Company’s determination of the appropriate sources of funding to meet such needs. As of December 31, 2025, Common Shares with an aggregate sales price of $557.4 million remained available for issuance under the Equity Distribution Agreements.
The following table summarizes the total Common Shares issued and proceeds received, for the year ended December 31, 2025, through the “at-the-market” offering program:

Issuances of Common Shares	Number of Common Shares Issued	Gross Proceeds	Placement Fees/Offering Expenses	Net Proceeds	Average Share Price (1)
“At-the-market” Offering	9,279,950	$293,527	$2,486	$291,041	$31.36
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
(2)The Company received $4.4 million of proceeds subsequent to December 31, 2024 on January 2, 2025. The amount was recorded as Receivable for shares sold in the Consolidated Statements of Assets and Liabilities.
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
Distributions
The following table summarizes the Company’s distributions declared and payable for the year ended December 31, 2025 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 26, 2025	March 31, 2025	April 25, 2025	$0.7700	$175,421
May 7, 2025	June 30, 2025	July 25, 2025	0.7700	177,007
August 6, 2025	September 30, 2025	October 24, 2025	0.7700	177,837
November 10, 2025	December 31, 2025	January 23, 2026	0.7700	178,616
Total distributions			$3.0800	$708,881

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
Pursuant to the DRIP, the following table summarizes the amounts and shares issued to shareholders who have not opted out of the DRIP during the year ended December 31, 2025 (dollars in thousands except share amounts):

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 24, 2025	$5,130	165,096
April 25, 2025	5,380	191,060
July 25, 2025	5,474	177,545
October 24, 2025	7,055	263,222
Total distributions	$23,039	796,923
The following table summarizes the amounts and shares issued to shareholders who have not opted out of the DRIP during the year ended December 31, 2024 (dollars in thousands except share amounts):

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
Share Repurchase Plan
In February 2023, the Board approved a share repurchase plan, under which the Company was authorized to repurchase up to $250.0 million in the aggregate of its outstanding Common Shares in the open market at prices below the Company’s NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act (the “2023 10b-18 Plan”). The 2023 10b-18 Plan was not renewed and terminated by its terms on February 22, 2024.
In February 2026, our Board authorized a new share repurchase plan in accordance with the guidelines specified in the 10b-18 Plan (the “2026 10b-18 Plan”). For further detail on the 2026 10b-18 Plan, see “Note 14. Subsequent Events.”
For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company did not repurchase any of its shares under the 2023 10b-18 Plan.
Note 10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations	$563,455	$694,097	$611,951
Weighted average shares outstanding (basic and diluted)	229,162,028	201,372,008	167,615,433
Earnings (loss) per common share (basic and diluted)	$2.46	$3.45	$3.65

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Note 11. Income Taxes
Taxable income differs from net increase (decrease) in net assets resulting from operations primarily due to: (1) unrealized appreciation (depreciation) on investments, as gains and losses are generally not included in taxable income until they are realized; (2) income or loss recognition on exited investments; (3) non-deductible U.S. federal excise taxes; and (4) other non-deductible expenses.
The Company makes certain adjustments to the classification of net assets as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and non-deductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate. For the years ended December 31, 2025, 2024 and 2023, permanent differences were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Undistributed net investment income (loss)	$(25,324)	$54,084	$32,895
Accumulated net realized gain (loss)	$41,406	$(39,560)	$(15,911)
Paid In Capital	$(16,082)	$(14,524)	$(16,984)
During the years ended December 31, 2025, 2024 and 2023, permanent differences were principally related to $16.1 million, $14.5 million and $16.8 million, respectively, of U.S. federal excise taxes and $0.0 million, $0.0 million and $0.2 million, respectively, of non-deductible offering costs.
For tax purposes, the Company may elect to defer any portion of a post-October capital loss or late-year ordinary loss to the first day of the following fiscal year. As of December 31, 2025, 2024 and 2023, there were none.
The following reconciles the increase in net assets resulting from operations to taxable income for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
	2025 (1)	2024	2023
Net increase (decrease) in net assets resulting from operations	$563,455	$694,097	$611,951
Net change in unrealized (appreciation) depreciation	153,696	13,485	54,573
Realized gains (losses) for tax not included in book income	(21,935)	4,362	(917)
Non-deductible capital gains based incentive fees	—	—	(5,506)
Other non-deductible expenses and excise taxes	16,082	14,524	16,984
Net post-October capital loss deferral (reversal)	—	—	—
Realized losses for tax not recognized	253	10,674	—
Taxable/distributable income	$711,551	$737,142	$677,085
(1)Tax information for the fiscal year ended December 31, 2025 is estimated and is not considered final until the Company files its tax return.
The components of accumulated gains (losses) as calculated on a tax basis for the years ended December 31, 2025, 2024 and 2023 were as follows:

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	For the Year Ended December 31,
	2025	2024	2023
Distributable ordinary income	$415,758	$413,107	$281,140
Distributable capital gains	—	—	26,953
Capital losses carried forward	(253)	(10,674)	—
Other temporary book/tax differences	—	—	—
Net change in unrealized appreciation/(depreciation) on investments	(218,312)	(75,896)	(58,065)
Total accumulated under-distributed (over-distributed) earnings	$197,193	$326,537	$250,028
Under the Regulated Investment Company Modernization Act of 2010, net capital losses recognized by the Company may get carried forward indefinitely, and retain their character as short-term and/or long-term losses. Any such losses will be deemed to arise on the first day of the next taxable year. Capital losses for the years ended December 31, 2025, 2024 and 2023, which will be deemed to arise on the first day of the tax years ended December 31, 2026, 2025 and 2024, respectively, were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Short-term	$—	$—	$—
Long-term	$253	$10,674	$—

The cost and unrealized gain (loss) of the Company’s investments, as calculated on a tax basis, at December 31, 2025, December 31, 2024 and December 31, 2023 were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Gross unrealized appreciation	$164,873	$111,961	$86,757
Gross unrealized depreciation	(332,232)	(210,627)	(146,095)
Net change in unrealized appreciation (depreciation)	$(167,359)	$(98,666)	$(59,338)

Tax cost of investments	$14,374,653	$13,191,184	$9,927,777
During the year ended December 31, 2025, $708.9 million of the dividends declared were derived from ordinary income and none were from capital gains, as determined on a tax basis.
During the year ended December 31, 2024, $607.8 million and $24.3 million of the dividends declared were derived from ordinary income and capital gains, respectively, as determined on a tax basis.
During the year ended December 31, 2023, $456.8 million and $47.9 million of the dividends declared were derived from ordinary income and capital gains, respectively, as determined on a tax basis.
BGSL Investments, a wholly-owned and consolidated subsidiary that was formed in 2019, is a Delaware limited liability company which has elected to be treated as a corporation for U.S. tax purposes. As such, BGSL Investments is subject to certain U.S. federal, state and local taxes. For the years ended December 31, 2025, 2024, and 2023, BGSL Investments recorded an income tax provision of $2.3 million, $1.7 million and $0.0 million, respectively.
As of December 31, 2025 and 2024, BGSL Investments recorded a deferred tax liability of $4.0 million and $1.7 million, respectively, which is significantly related to GAAP to tax outside basis difference in investment in certain partnership interests and included within Accrued expenses and other liabilities in the Consolidated Statements of Assets and Liabilities.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
For the year ended December 31, 2025, BGSL Investments recorded a current tax expense of $0.6 million, which was substantially related to realized gains associated with the sale of an investment in a partnership interest. For the years ended December 31, 2024 and December 31, 2023, BGSL Investments recorded no current tax expense.
Note 12. Financial Highlights and Senior Securities
The following are the financial highlights for the years ended December 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019 and for the period ended December 31, 2018:

	For the Year Ended December 31,
	2025	2024	2023	2022
Per Share Data (1):
Net asset value, beginning of period	$27.39	$26.66	$25.93	$26.27
Net investment income	3.23	3.51	3.90	2.91
Net change in unrealized and realized gain (loss)	(0.77)	(0.06)	(0.24)	(0.47)
Net increase (decrease) in net assets resulting from operations	2.46	3.45	3.66	2.44
Distributions from net investment income (2)	(3.08)	(3.08)	(2.94)	(2.91)
Net increase (decrease) in net assets from capital share transactions	0.15	0.36	0.01	0.13
Total increase (decrease) in net assets	(0.47)	0.73	0.73	(0.34)
Net asset value, end of period	$26.92	$27.39	$26.66	$25.93
Market value, end of period	$26.33	$32.31	$27.64	$22.35
Shares outstanding, end of period	231,969,058	221,892,184	185,782,408	160,362,861
Total return based on NAV (3)	9.6%	13.7%	14.7%	10.3%
Total return based on market value (4)	(9.5)%	29.8%	37.4%	(26.1)%
Ratios:
Ratio of net expenses to average net assets (5)	10.7%	11.2%	10.9%	8.4%
Ratio of net investment income to average net assets (5)	11.7%	12.8%	14.6%	11.1%
Portfolio turnover rate	16.6%	6.9%	13.4%	9.9%
Supplemental Data:
Net assets, end of period	$6,245,175	$6,076,521	$4,952,041	$4,158,966
Asset coverage ratio	177.1%	185.7%	200.3%	174.8%

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	For the Year Ended December 31,			For the Period Ended December 31,
	2021	2020	2019	2018 (6)
Per Share Data (1):
Net asset value, beginning of period	$25.20	$26.02	$24.57	$25.00
Net investment income	2.43	2.51	2.18	0.17
Net change in unrealized and realized gain (loss)	0.76	(0.22)	0.96	(0.57)
Net increase (decrease) in net assets resulting from operations	3.19	2.29	3.14	(0.40)
Distributions from net investment income (2)	(2.03)	(2.30)	(2.00)	—
Net increase (decrease) in net assets from capital share transactions	(0.09)	(0.81)	0.31	(0.03)
Total increase (decrease) in net assets	1.07	(0.82)	1.45	(0.43)
Net asset value, end of period	$26.27	$25.20	$26.02	$24.57
Market value, end of period	$34.00	N/A	N/A	N/A
Shares outstanding, end of period	169,274,033	129,661,586	64,289,742	9,621,319
Total return based on NAV (3)	12.6%	6.5%	14.4%	(1.7)%
Total return based on market value (4)	32.1%	N/A	N/A	N/A
Ratios:
Ratio of net expenses to average net assets (5)	7.2%	6.5%	8.5%	8.9%
Ratio of net investment income to average net assets (5)	9.3%	10.4%	8.5%	6.1%
Portfolio turnover rate	35.4%	46.8%	31.5%	—%
Supplemental Data:
Net assets, end of period	$4,447,479	$3,267,809	$1,673,117	$236,365
Asset coverage ratio	180.2%	230.0%	215.1%	227.8%
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
(5)Amounts are annualized except for expense support amounts relating to organizational costs, excise tax, management fee and income based incentive fee waivers by the Adviser (refer to Note 3) and other tax expense. For the years ended December 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019 and the period ended December 31, 2018, the ratio of total operating expenses to average net assets was 10.7%, 11.2%, 11.7%, 9.3%, 7.4%, 6.4%, 8.5% and 14.1%, respectively, on an annualized basis, excluding the effect of expense support/(recoupment) and management fee and income based incentive fee waivers by the Adviser which represented 0.0%, 0.0%, (0.8)%, (0.9)%, (0.2)%, (0.1)%, 0.0% and 5.2%, respectively, of average net assets. The Waiver Period ended on October 28, 2023.
(6)The period ended December 31, 2018 represents the period from November 20, 2018 (commencement of operations) to December 31, 2018.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following is information about the Company’s senior securities as of the dates indicated in the table below:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Subscription Facility
December 31, 2025	$—	$—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	119,752	2,151	—	N/A
December 31, 2018	—	—	—	N/A
Jackson Hole Funding Facility
December 31, 2025	22,374	1,771	—	N/A
December 31, 2024	399,874	1,857	—	N/A
December 31, 2023	233,019	2,003	—	N/A
December 31, 2022	360,019	1,748	—	N/A
December 31, 2021	361,007	1,802	—	N/A
December 31, 2020	362,316	2,300	—	N/A
December 31, 2019	514,151	2,151	—	N/A
December 31, 2018	120,000	2,278	—	N/A
Breckenridge Funding Facility
December 31, 2025	652,550	1,771	—	N/A
December 31, 2024	649,350	1,857	—	N/A
December 31, 2023	741,700	2,003	—	N/A
December 31, 2022	825,000	1,748	—	N/A
December 31, 2021	568,680	1,802	—	N/A
December 31, 2020	569,000	2,300	—	N/A
December 31, 2019	820,311	2,151	—	N/A
December 31, 2018	65,000	2,278	—	N/A
Big Sky Funding Facility
December 31, 2025	585,900	1,771	—	N/A
December 31, 2024	400,000	1,857	—	N/A
December 31, 2023	480,906	2,003	—	N/A
December 31, 2022	499,606	1,748	—	N/A
December 31, 2021	499,606	1,802	—	N/A
December 31, 2020	200,346	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
BXSL 2025-1 Facility
December 31, 2025	$34,800	$1,771	—	N/A
December 31, 2024	—	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
Revolving Credit Facility
December 31, 2025	1,447,497	1,771	—	N/A
December 31, 2024	1,287,140	1,857	—	N/A
December 31, 2023	682,258	2,003	—	N/A
December 31, 2022	678,378	1,748	—	N/A
December 31, 2021	915,035	1,802	—	N/A
December 31, 2020	182,901	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2023 Notes
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	400,000	1,748	—	N/A
December 31, 2021	400,000	1,802	—	N/A
December 31, 2020	400,000	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2026 Notes
December 31, 2025	800,000	1,771	—	N/A
December 31, 2024	800,000	1,857	—	N/A
December 31, 2023	800,000	2,003	—	N/A
December 31, 2022	800,000	1,748	—	N/A
December 31, 2021	800,000	1,802	—	N/A
December 31, 2020	800,000	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
New 2026 Notes
December 31, 2025	$700,000	$1,771	—	N/A
December 31, 2024	700,000	1,857	—	N/A
December 31, 2023	700,000	2,003	—	N/A
December 31, 2022	700,000	1,748	—	N/A
December 31, 2021	700,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2027 Notes
December 31, 2025	650,000	1,771	—	N/A
December 31, 2024	650,000	1,857	—	N/A
December 31, 2023	650,000	2,003	—	N/A
December 31, 2022	650,000	1,748	—	N/A
December 31, 2021	650,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2028 Notes
December 31, 2025	650,000	1,771	—	N/A
December 31, 2024	650,000	1,857	—	N/A
December 31, 2023	650,000	2,003	—	N/A
December 31, 2022	650,000	1,748	—	N/A
December 31, 2021	650,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
November 2027 Notes
December 31, 2025	400,000	1,771	—	N/A
December 31, 2024	400,000	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
April 2028 Notes
December 31, 2025	$700,000	$1,771	—	N/A
December 31, 2024	700,000	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
June 2030 Notes
December 31, 2025	500,000	1,771	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
January 2031 Notes
December 31, 2025	500,000	1,771	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2024-1 Notes
December 31, 2025	457,500	1,771	—	N/A
December 31, 2024	457,500	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
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
(3)The amount to which such class of senior security would be entitled upon the Company’s involuntary liquidation in preference to any security junior to it. The “—” in this column indicates information that the SEC expressly does not require to be disclosed for certain types of senior securities.

Blackstone Secured Lending Fund
Notes to Consolidated Financial Statements
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
(4)Not applicable because the senior securities are not registered for public trading.
As of December 31, 2025 and December 31, 2024, the aggregate principal amount of indebtedness outstanding was $8.1 billion and $7.1 billion, respectively.
Note 13. Segment Reporting
The Company operates as a single reportable segment and derives revenues from investing primarily in originated loans and other securities, including broadly syndicated loans, of U.S. private companies and manages the business on a consolidated basis.
The chief operating decision maker (“CODM”) consists of the Company’s co-chief executive officers and chief financial officer. The primary performance metric provided to the CODM to assess performance and make operating decisions is Net increase (decrease) in net assets resulting from operations which is reported on the Consolidated Statements of Operations.
Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. These key metrics, in addition to other factors, are utilized by the CODM to determine allocation of profits, such as for investment or the amount of dividends to be distributed to the Company’s shareholders. As the Company operates as a single reporting segment, the segment net assets are reported on the Consolidated Statements of Assets and Liabilities as Total net assets and the significant segment expenses are listed on the Consolidated Statements of Operations.
Note 14. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements as of December 31, 2025, except as discussed below.
In February 2026, the Board authorized a share repurchase plan, under which we may repurchase up to $250 million in the aggregate of our outstanding Common Shares in the open market at prices below our NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any share repurchases will be determined by us, in our sole discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.
On February 25, 2026, the Board declared a distribution of $0.77 per share, to shareholders of record as of March 31, 2026, which is payable on or about April 24, 2026.

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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2025 was effective.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Management
Our business and affairs are managed under the direction of the Board. Our Board elects the Company’s executive officers, who serve at the discretion of the Board. The responsibilities of the Board include, among other things, the oversight of our investment activities, the quarterly and non-quarterly valuation of our assets, oversight of our financing arrangements and corporate governance activities. Our Board consists of seven members, five of whom are not “interested persons” of the Company or of the Adviser as defined in Section 2(a)(19) of the 1940 Act and are “independent,” as determined by the Board. These individuals are referred to as Independent Trustees. In addition to the information provided below, each trustee possesses the following attributes, which the Board believes has prepared them to be effective trustees: Mr. Bass, experience as an executive and service as a board member; Ms. Collins, experience as an executive and service as a board member of another registered management investment company; Ms. Fuller, experience as an executive and service as a board member of other registered management investment companies; Mr. Clark, experience as an investment professional; Ms. Greene, experience as an executive and service as a board member of a national market system exchange; Mr. Marshall, experience as an executive and investment professional and leadership roles with Blackstone Credit & Insurance and Blackstone; and Mr. Sawhney, experience as an executive and leadership roles with Blackstone.
Effective October 18, 2021, the Board was divided into three classes, with the members of each class serving staggered, three-year terms. The terms of our Class I trustees will expire at the 2028 annual meeting of shareholders; the terms of our Class II trustees will expire at the 2026 annual meeting of shareholders; and the terms of our Class III trustees will expire at the 2027 annual meeting of shareholders.
Trustees
Information regarding the Board is as follows:

Name	Year of Birth	Position	Trustee Class	Trustee Since
Interested Trustees:
Brad Marshall	1972	Trustee, Chairperson, and Co-Chief Executive Officer	Class III	2018
Vikrant Sawhney	1970	Trustee	Class I	2021
Independent Trustees:
Robert Bass	1949	Trustee	Class II	2018
Tracy Collins	1963	Trustee	Class III	2018
Vicki Fuller	1957	Trustee	Class I	2020
James F. Clark	1961	Trustee	Class I	2020
Michelle Greene	1969	Trustee	Class II	2022

Executive Officers Who are Not Trustees
Information regarding our executive officers who are not Trustees is as follows:

Name	Year of Birth	Position	Officer Since
Jonathan Bock	1982	Co-Chief Executive Officer	2023
Carlos Whitaker	1976	President	2021
Teddy Desloge	1988	Chief Financial Officer	2023
Katherine Rubenstein	1978	Chief Operating Officer	2021
Matthew Alcide	1987	Chief Accounting Officer and Treasurer	2023
William Renahan	1969	Chief Compliance Officer	2022
Stacy Wang	1989	Head of Stakeholder Relations	2023
Lucie Enns	1990	Chief Legal Officer and Secretary	2024*
*Ms. Enns was appointed as the Company’s Chief Securities Counsel in 2024. Effective as of the close of business on August 4, 2025, Ms. Enns was appointed as Chief Legal Counsel and Secretary of the Company and resigned from her position as Chief Securities Counsel of the Company.
Biographical Information
The following is information concerning the business experience of our Board of Trustees and executive officers. Our trustees have been divided into two groups—interested trustees and Independent Trustees. An interested trustee is an “interested person” as defined in Section 2(a)(19) of the 1940 Act.
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
Vikrant Sawhney, Trustee, Senior Managing Director, Chief Administrative Officer of Blackstone, Global Head of Institutional Client Solutions. Mr. Sawhney is Blackstone’s Chief Administrative Officer, Global Head of Institutional Client Solutions, and a member of the firm’s Management Committee. Since joining Blackstone in 2007, Mr. Sawhney started Blackstone Capital Markets and also served as the Chief Operating Officer of the Private Equity group. Before joining Blackstone, Mr. Sawhney worked as a Managing Director at Deutsche Bank, and prior to that at the law firm of Simpson Thacher & Bartlett LLP. Mr. Sawhney currently sits on the Board of the Blackstone Charitable Foundation. He is also the Board Chair of Dream, an east Harlem-based educational and social services organization, and a trustee of Quinnipiac University. He graduated magna cum laude from Dartmouth College, where he was elected to Phi Beta Kappa. He received a J.D., cum laude, from Harvard Law School. Mr. Sawhney is also a trustee of BCRED.
Independent Trustees
Robert Bass. Mr. Bass served as a Vice Chairman of Deloitte & Touche LLP (“Deloitte”) from 2006 through June 2012, and was a Partner in Deloitte from 1982 through June 2012, where he specialized in e-commerce, mergers and acquisitions, SEC filings and related issues. At Deloitte, Mr. Bass was responsible for all services provided to Forstmann Little and its portfolio companies and was the advisory partner for Blackstone, DIRECTV, 24 Hour Fitness, McKesson, IMG and CSC. In addition, he has been an advisory partner for RR Donnelley, Automatic Data Processing, Community Health Systems, and Avis Budget. Mr. Bass has served on the board of directors of Sims Metal Management (ASX: SGM.AX) and as a member of the risk and audit committee from September 2013 to December 31, 2018, including as Chairman of the risk and audit committee from November 2014, the board of directors and as a member of the audit committee of Groupon, Inc. (NASDAQ: GRPN) since 2012, including as Chairman of the audit committee since 2013, the board of directors and as a member of the audit committee of Apex Tool Group, LLC from December 2014 to October 2016 (change in control), including as Chairman of the audit committee since April 2015, the board of directors and as Chairman of the audit committee of New Page Corporation from January 2013 (emergence from chapter XI) to January 2015 (sale of the company), the board of directors and as Chairman of the audit committee of Redfin Corporation (NASDAQ: RDFN) from October 2016 to July 2025 (sale of company), and the board of directors and as Chairman of the audit committee of Lucky Strike Entertainment Corp (NYSE: LUCK) (formerly, Bowlero Corporation) since December 2021. Mr. Bass is a certified public accountant licensed in New York and Connecticut. He is a member of the American Institute of Certified Public Accountants and the Connecticut State Society of Certified Public Accountants. Mr. Bass is also a trustee of BCRED.
Tracy Collins. Ms. Collins is an independent finance professional and from 2013 to 2017, served as CEO to SmartFinance LLC, a Fintech startup purchased by MidFirst Bank in December of 2017. During her career in financial services, Ms. Collins worked as a Senior Managing Director (Partner) and Head of Asset-Backed Securities Research at Bear Stearns & Co., Inc. for six years and prior to that, as a Managing Director (Partner) and Head of Asset-Backed Securities and Structured Products at Credit Suisse (formerly known as Credit Suisse First Boston) for nine years. During her tenure as a structured product specialist, Ms. Collins was consistently recognized as a “First Team All American Research Analyst.” Ms. Collins served as an independent director for KKR Financial from August 2006 to May 2014. She graduated from the University of Texas at Austin in the Plan II Honors Program. Ms. Collins is also a trustee of BCRED, Blackstone Private Multi-Asset Credit and Income Fund (“BMACX”) and Blackstone Private Real Estate Credit and Income Fund (“BREC”).
Vicki Fuller. Ms. Fuller is founder and CEO of VLF Development LLC, where she oversees the execution of complex institutional advisory assignments. She previously served as a Director of The Williams Companies, Inc. from 2018 to 2021. Ms. Fuller has served on the board of directors, board of trustees, and key committees for eight for-profit companies. From 2012 to 2018, Ms. Fuller served as the Chief Investment Officer, at New York State Common Retirement Fund (“NYS Common”). Prior to NYS Common, Ms. Fuller had a 27-year career at AllianceBernstein in New York City, a global investment manager, where her final position was Managing Director of the institutional team accountable for business development and client services to the large public pension plan market. Earlier in her career, Ms. Fuller also served roles at Standard and Poor’s and Morgan Stanley. In 2018, Ms. Fuller was appointed to the board of trustees for Fidelity Equity and High Income Funds. Ms. Fuller received her M.B.A. from the University of Chicago and her B.S.B.A. from Roosevelt University. Ms. Fuller is also a trustee of BCRED and BMACX.
James F. Clark. Mr. Clark serves as a Partner and generalist on the investment team of Sound Shore Management, Inc. (“Sound Shore”), which he joined in 2004. Mr. Clark is responsible for the firm’s investments in energy, industrials, materials, and utilities. His tenure also includes heading Sound Shore’s Governance Committee and having served on its Investment and Operating Committees. Previously, Mr. Clark worked at Credit Suisse First Boston (“CSFB”) from 1984 to 2004, most recently as a Managing Director from 1996 to 2004. At CSFB, Mr. Clark served as Head of US Equity Research, from 2000 to 2004, and as the firm’s International and Domestic Oil Analyst, from 1989 to 2000. Mr. Clark also served as a winter adjunct faculty member at Williams College, from 2020 to 2024. Mr. Clark has an M.B.A. from Harvard University and a B.A. from Williams College, cum laude and with highest honors. Mr. Clark is also a trustee of BCRED and BMACX.
Michelle Greene. Ms. Greene is a board member, President Emeritus and Advisor of the Long-Term Stock Exchange (“LTSE”), a venture-backed, SEC-approved National Market System exchange with listing standards designed to support long-term focused visionary companies. She also is a board member of the Exchange’s parent company, LTSE Group. Ms. Greene is an adjunct professor at Columbia University’s School of International and Public Affairs, where she has taught for over a decade. She serves on Advisory Boards for the Aspen Institute Business & Society Program, and the Berkeley Center for Law and Business at UC-Berkeley School of Law. Ms. Greene is an honorary board member at Halcyon, a non-profit incubator of impact-driven businesses. Previously, she worked on financial markets and financial institutions policy, as well as financial crisis response, at the U.S. Department of the Treasury, where she served under two administrations. Ms. Greene also was Senior Vice President and Head of Global Corporate Responsibility at the New York Stock Exchange (“NYSE”), where she launched and led its global corporate responsibility team, advised Fortune 500 companies on their sustainability programs and served as Executive Director of the NYSE Foundation. Ms. Greene was a consultant at McKinsey & Company, led the Carr Center for Human Rights Policy at Harvard University, and begun her career as a corporate securities lawyer. Ms. Greene has served on World Economic Forum advisory boards on financial inclusion and gender parity as Executive Director of the President’s Advisory Council on Financial Literacy and Financial Inclusion, and as a member of the White House Council on

Women and Girls. as well as on a number of non-profit boards. Ms. Greene graduated from Dartmouth College and received a J.D. from Harvard Law School. Ms. Greene is also a trustee of BCRED and BREC.
Executive Officers Who Are Not Trustees
Jonathan Bock, Senior Managing Director, Co-CEO of the Company and BCRED, Co-President of BMACX, Global Head of Market Research for BXCI. Mr. Bock is a Senior Managing Director and the Co-CEO of the Company and BCRED, Co-President of BMACX and Global Head of Market Research for BXCI based in New York. Prior to joining Blackstone in 2023, Mr. Bock was the Chief Executive Officer of Barings Business Development Companies. In addition to this role, he served as the Co-Chief Executive Officer and President of Barings Private Credit Corporation, and Chief Financial Officer of Barings Capital Investment Corporation, Barings Corporate Investors, and Barings Participation Investors. Prior to joining Barings in July 2018, Mr. Bock was a Managing Director and Senior Equity Analyst at Wells Fargo Securities specializing in BDCs. He was the chief author of a leading BDC quarterly research publication: the BDC Scorecard. He is also published in the Journal of Alternative Investments. Prior to Wells Fargo, Mr. Bock followed the BDC industry at Stifel Nicolaus & Company and A.G. Edwards Inc. Prior to entering sell-side research in 2006, Mr. Bock was an equity portfolio manager/analyst at Busey Wealth Management in Champaign, Illinois. Mr. Bock holds a B.S. in Finance from the University of Illinois College of Business and is a member of the CFA Institute.
Carlos Whitaker, Senior Managing Director, President of the Company and BCRED, Co-President of BMACX. Mr. Whitaker is a Senior Managing Director in BXCI based in New York and serves as the President of the Company and BCRED and Co-President of BMACX, where he oversees management, business development and performance of these investment vehicles. Before joining Blackstone in 2021, Mr. Whitaker was at Credit Suisse, where he was a Managing Director and held senior executive roles in the Global Markets division, including Head of New York Advisory Sales and Co-Head of Europe, Middle East & Africa Advisory Sales. Mr. Whitaker received a Bachelor of Arts from the Plan II Honors Program, a Bachelor of Business Administration in Accounting, and a Master of Professional Accounting from the University of Texas at Austin, where he graduated with honors as a Sommerfeld Scholar. He is a member of the McCombs School of Business Advisory Council at the University of Texas at Austin. He also sits on the boards of New York for McCombs and Apollo Theater in Harlem.
Teddy Desloge (Portfolio Manager), Senior Managing Director, Chief Financial Officer of the Company and BCRED. Mr. Desloge is a Senior Managing Director in BXCI based in Miami and serves as the Chief Financial Officer and Portfolio Manager of the Company and BCRED. Since joining Blackstone in 2015, Mr. Desloge has been involved with investment management of various direct lending funds and has focused on origination, research, and execution of private and opportunistic credit investments across industries, supporting private credit strategies. Prior to joining Blackstone in 2015, Mr. Desloge focused on origination, research and execution of private credit investments at Gefinor Capital. He started his career in the Leveraged Finance group at Jefferies. Mr. Desloge graduated from Hobart & William Smith Colleges with a B.A. in Economics.
Katherine Rubenstein, Managing Director, Chief Operating Officer of North America Private Credit, Chief Operating Officer of the Company, BCRED and BMACX. Ms. Rubenstein is a Managing Director and the Chief Operating Officer of North America Private Credit for BXCI based in New York. Ms. Rubenstein serves as Chief Operating Officer of the Company and BCRED. Since joining Blackstone in 2015, Ms. Rubenstein created and led the GSO Advantage platform (now Blackstone Credit & Insurance Value Creation Program), which brings Blackstone’s broad set of capabilities to drive operational efficiencies and growth for BXCI’s portfolio companies. She subsequently created and led the Blackstone Advantage program, focusing on building networks and expanding access to resources for portfolio companies across Blackstone business units. Before joining Blackstone, Ms. Rubenstein originated senior secured loans and equipment finance opportunities in the industrial, consumer, and retail sectors for GE Capital and prior to that worked in brand management at World Kitchen. Ms. Rubenstein received an M.B.A. from The Johnson Graduate School of Management at Cornell University, where she was a Roy H. Park Leadership Fellow, and an AB from Dartmouth College. Ms. Rubenstein is on the Blackstone Charitable Foundation Leadership Council and on the Board of Let’s Get Ready, a non-profit organization that provides low-income and first generation to college students support to gain admission to and graduate from college.
Matthew Alcide, Managing Director, Chief Accounting Officer and Treasurer of the Company and BCRED. Mr. Alcide is a Managing Director and the Chief Accounting Officer and Treasurer of the Company and BCRED for BXCI based in New York. Mr. Alcide leads the BXCI BDC Finance Group where he oversees the accounting and financial reporting for the Company and BCRED. Prior to joining Blackstone, Mr. Alcide was a Director in the New York and London offices of PricewaterhouseCoopers where he provided assurance and accounting services to companies and investment funds across the asset management, investment banking and broker-dealer industries with a focus on SEC registrants and other publicly traded entities. Mr. Alcide graduated magna cum laude from Providence College with a B.S. in Accounting. Mr. Alcide is a Certified Public Accountant licensed in the State of New York.
William Renahan, Managing Director, Chief Compliance Officer of the Company, BCRED and BMACX and Chief Compliance Officer and Secretary of BREC. Mr. Renahan is a Managing Director in the Legal & Compliance Group and serves as the Chief Compliance Officer of Blackstone’s Registered Funds. Prior to joining Blackstone, Mr. Renahan was a Senior Managing Director at Duff & Phelps Investment Management and served as Chief Compliance Officer of its investment adviser and affiliated registered investment companies. He graduated with a B.A. from Hobart College, a J.D. with honors from Albany Law School, and a Master of Laws in Taxation from New York University School of Law. He is admitted to practice law in New York State and holds Series 7 and 24 FINRA licenses.
Stacy Wang, Managing Director and Head of Stakeholder Relations of the Company, BCRED and BMACX. Ms. Wang is a Managing Director and the Head of Stakeholder Relations for the Company, BCRED and BMACX for BXCI based in New York. Prior to Ms. Wang’s current role, Ms. Wang focused on fundraising, product strategy, and client relationships across private and opportunistic credit products for institutional and retail investors. Prior to joining Blackstone in 2015, Ms. Wang worked as an Investment Banking Associate at Natixis, where she focused on leveraged finance and M&A transactions. Ms. Wang graduated from the Stern School of Business at New York University with a B.S. in Finance and Journalism.
Lucie Enns, Managing Director, Chief Legal Officer and Secretary of the Company and BCRED and Chief Securities Counsel of BMACX. Ms. Enns is a Managing Director and the Chief Legal Officer and Secretary of the Company and BXSL and Chief Securities Counsel of BMACX. Ms. Enns oversees legal matters relating to the business development companies within Blackstone’s Credit & Insurance and Private Wealth businesses and plays a key role in the structuring, launch and operations of a number of other registered funds at the firm. Prior to joining Blackstone in 2021, Ms. Enns was an associate in the Registered Funds Group of Simpson Thacher & Bartlett LLP in Washington, D.C. Ms. Enns received a B.S., cum laude, from the University of Alabama, and a J.D., summa cum laude, from American University Washington College of Law.
Board Leadership Structure
The Board is currently composed of seven Trustees, five Independent Trustees and two trustees who are not Independent Trustees (the “Interested Trustees”). Brad Marshall serves as Chairperson of the Board. Mr. Marshall is an “interested person” of the Company. The appointment of Mr. Marshall as Chairperson reflects the Board’s belief that his experience, familiarity with the Company’s day-to-day operations and access to individuals with responsibility for the Company’s management and operations provides the Board with insight into the Company’s business and activities and, with his access to appropriate administrative support, facilitates the efficient development of meeting agendas that address the Company’s business, legal and other needs and the orderly conduct of board meetings. All committees are chaired by Independent Trustees. Executive sessions, which are meetings of the Independent Trustees without the presence of Interested Trustees and management, are regularly held throughout the year. At each of these executive sessions, the Independent Trustees determine which member will preside. The Board has determined that its leadership structure is appropriate in light of the Company’s circumstances and provides for the informed and independent exercise of its responsibilities.
Board’s Role in Risk Oversight
Our Board performs its risk oversight function primarily through (i) its standing committees, which report to the entire Board and are composed solely of Independent Trustees, and (ii) active monitoring of our Chief Compliance Officer and our compliance policies and procedures. Oversight of other risks is delegated to the committees.
Oversight of our investment activities extends to oversight of the risk management processes employed by the Advisers as part of their day-to-day management of our investment activities. The Board anticipates reviewing risk management processes at both regular and special meetings of the Board of Trustees throughout the year, consulting with appropriate representatives of the Advisers as necessary and periodically requesting the production of risk management reports or presentations. In addition to such periodic reports, the Board, or a committee thereof, may receive updates from management as to the Company’s and the Advisers’ cybersecurity risks and Blackstone cybersecurity program developments. The goal of the Board’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of investments.

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
Corporate Governance
Committees
The Board has an Audit Committee, a nominating and governance committee (the “Nominating and Governance Committee”) and a compensation committee (the “Compensation Committee”) and may form additional committees in the future.
Audit Committee
The Audit Committee is responsible for (a) assisting the Board’s oversight of the integrity of the Company’s financial statements, the independent registered public accounting firm’s qualifications and independence, the Company’s compliance with legal and regulatory requirements and the performance of the Company’s independent registered public accounting firm; (b) preparing an Audit Committee report, if required by the SEC, which will be included in our annual proxy statement; (c) overseeing the scope of the annual audit of the Company’s financial statements, the quality and objectivity of the Company’s financial statements, accounting and financial reporting policies and internal controls; (d) determining the selection, appointment, retention and termination of the Company’s independent registered public accounting firm, as well as approving the compensation thereof; (e) pre-approving all audit and non-audit services provided to us and certain other persons by such independent registered public accounting firm; and (f) acting as a liaison between the Company’s independent registered public accounting firm and the Board. The members of the Audit Committee are Robert Bass, Tracy Collins, Vicki Fuller, James F. Clark, and Michelle Greene, all of whom have been determined not to be “interested persons” of the Company under the 1940 Act and who are “independent” as defined in the NYSE Listing Standards and the Audit Committee charter. Robert Bass serves as the Chairperson of the Audit Committee.
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
The Board has determined that the service of Mr. Bass on the audit committees of more than three public companies does not impair his ability to effectively serve on the Audit Committee, given Mr. Bass’s extensive experience as an audit professional, his proficiency in accounting, and his knowledge of the Company.
Nominating and Governance Committee
The Nominating and Governance Committee is responsible for selecting and nominating the Independent Trustees for election as Trustees. The members of the Nominating and Governance Committee are Robert Bass, Tracy Collins, Vicki Fuller, James F. Clark, and Michelle Greene, all of whom have been determined not to be “interested persons” of the Company under the 1940 Act and who are “independent” as defined in the NYSE Listing Standards and the Nominating and Governance Committee charter. Ms. Collins serves as Chairperson of the Nominating and Governance Committee.
When vacancies or newly created trusteeships occur, the Nominating and Governance Committee will consider trustee candidates recommended by a variety of sources to nominate for election by the Company’s shareholders. While the Nominating and Governance Committee is solely responsible for the selection and nomination of the Independent Trustees, the Nominating and Governance Committee may accept nominees recommended by a shareholder as it deems appropriate. Shareholders who wish to recommend a nominee may do so by submitting their recommendation with biographical information and a statement as to the qualifications of the proposed nominee to the Secretary of the Company at 345 Park Avenue, New York, New York 10154.

In considering trustee candidates, the Nominating and Governance Committee will take into consideration whether or not the person is willing and able to commit the time necessary for the performance of the duties of a trustee, whether the person is otherwise qualified under applicable laws and regulations to serve as a trustee, the contribution which the person may be expected to make to the Board and the Company, with consideration being given to the person’s business and professional experience, board experience, education and such other factors as the Nominating and Governance Committee, in its sole judgment, may consider relevant and the character and integrity of the person. In evaluating Independent Trustee candidates, the Nominating and Governance Committee also considers, among other factors that it may deem relevant, whether or not the person is an “interested person” as defined in the 1940 Act, whether or not the person has any relationships that might impair his or her independence, such as any business, financial or family relationship with Company management, the Advisers, or any other principal Company service providers or their affiliates and whether or not the person serves on the boards of, or is otherwise affiliated with, competing financial service organizations or their related mutual fund complexes.
The Company’s Nominating and Governance Committee charter is available on the Company’s website, www.bxsl.com, under the “Shareholder Resources” tab by selecting “Corporate Governance.”
Compensation Committee
The Board has a Compensation Committee comprised of Robert Bass, Tracy Collins, Vicki Fuller, James F. Clark, and Michelle Greene, all of whom have been determined not to be “interested persons” of the Company under the 1940 Act and who are “independent” as defined in the NYSE Listing Standards and the Compensation Committee charter. Ms. Fuller serves as the Chairperson of the Compensation Committee.
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
Communications to the Board of Trustees
Shareholders and other interested parties may mail written communications to the full Board of Trustees, to committees of the Board or to specified individual Trustees in care of the Secretary of Blackstone Secured Lending Fund, 345 Park Avenue, New York, New York 10154. All shareholder or interested party communications received by the Secretary will be forwarded promptly to the Board of Trustees, the relevant Board of Trustees committee or the specified individual Trustees, as applicable, except that the Secretary may, in good faith, determine that a shareholder or interested party communication should not be so forwarded if it does not reasonably relate to the Company or its operations, management, activities, policies, service providers, Board of Trustees, officers, shareholders or other matters relating to an investment in the Company or is purely ministerial in nature.
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
The Independent Trustees have authority to grant any waiver of the code of business conduct and ethics. We intend to disclose any modification to or waiver of the code of business conduct and ethics on our website, as required by law or stock exchange regulations.

Our code of business conduct and ethics operates in conjunction with, and in addition to, the policies of the Advisers and those of the Company. We and the Advisers have codes of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Investment Advisers Act. You may obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov.
Insider Trading Policies and Procedures
Our code of ethics pursuant to Rule 17j-1 under the 1940 Act establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code (officers, trustees, and employees of the Company and the Advisers) are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Covered persons, other than Independent Trustees, are prohibited from using shorting, options or hedging or derivatives on our securities. Additionally, all purchases and sales of the Company’s securities by trustees, officers and employees of the Company and its affiliates must receive pre-clearance from the Company’s Chief Compliance Officer. The securities trading policy is contained within our code of ethics pursuant to Rule 17j-1 under the 1940 Act, which is filed as Exhibit 19 to this annual report, and the foregoing description is qualified by reference to such exhibit.
Dollar Range of Equity Securities Beneficially Owned by Trustees
The following table sets forth the dollar range of equity securities of the Company and on an aggregate basis for the entire Fund Complex overseen by each trustee beneficially owned by each trustee as of February 18, 2026:

	Dollar Range of Equity Securities in the Company (1)(2)	Dollar Range of Equity Securities in the Fund Complex (1)(2)(3)
Interested Trustees
Brad Marshall	over $100,000	over $100,000
Vikrant Sawhney	None	over $100,000
Independent Trustees
Robert Bass	over $100,000	over $100,000
Tracy Collins	None	None
Vicki Fuller	None	$10,001 – $50,000
James F. Clark	$50,001 – $100,000	over $100,000
Michelle Greene	None	None
(1)Dollar ranges are as follows: none, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or over $100,000. This information has been furnished by each trustee as of February 18, 2026. “Beneficial Ownership” is determined in accordance with Rule 16a-1(a)(2) under the Exchange Act.
(2)Dollar ranges were determined using the number of shares that are beneficially owned as of February 18, 2026, multiplied by the Company’s net asset value per share as of December 31, 2025.
(3)The “Fund Complex” consists of the Company, BCRED, the Blackstone Credit & Insurance Closed-End Funds (Blackstone Senior Floating Rate 2027 Term Fund, Blackstone Long-Short Credit Income Fund and, Blackstone Strategic Credit 2027 Term Fund), Blackstone Alternative Multi-Strategy Fund, BMACX and BREC.
Item 11. Executive Compensation.
Executive Compensation
None of our executive officers will receive direct compensation from the Company. We will reimburse the Administrator the allocable portion of the compensation paid by the Administrators (or their affiliates) to our Chief Compliance Officer and Chief Financial Officer and their respective staffs as well as other administrative personnel (based on the percentage of time such individuals devote, on an estimated basis, to our business and affairs). The members of the Investment Committee, through their financial interests in the Advisers, are entitled to a portion of the profits earned by the Adviser and the Sub-Adviser, which includes any fees payable by us to the Adviser under the terms of the Investment Advisory Agreement, and any fees payable to the Sub-Advisor under the terms of the Sub-Advisory Agreement, respectively, and in each case less expenses incurred by the Adviser or the Sub-Adviser in performing its services under the Investment Advisory Agreement or the Sub-Advisory Agreement, as applicable.

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

	Total Compensation earned from the Company for Fiscal Year 2025 (3)	Total Compensation earned from Fund Complex for Fiscal Year 2025 (4)
Interested Trustees
Brad Marshall (1)	$—	$—
Vikrant Sawhney (1)	$—	$—
Independent Trustees
Robert Bass (2)	$244,500	$436,500
James F. Clark	$230,500	$503,432
Tracy Collins	$233,000	$597,113
Vicki Fuller	$230,500	$503,432
Michelle Greene	$229,500	$495,182
(1)These are interested trustees and, as such, do not receive compensation from the Company or the Fund Complex for their services as trustees.
(2)Includes compensation as Chairperson of the Audit Committee.
(3)The Company does not have a profit-sharing plan, and trustees do not receive any pension or retirement benefits from the Company.
(4)Total compensation paid from the Fund Complex includes compensation paid by the Company and $192,000, $185,500, $185,500, $185,500 and $184,500 of compensation paid to Mr. Bass, Ms. Collins, Ms. Fuller, Mr. Clark, and Ms. Greene, respectively, by BCRED for the fiscal year ended December 31, 2025. $97,432, $87,432 and $87,432 of compensation paid to Ms. Collins, Ms. Fuller and Mr. Clark, respectively, by BMACX for the fiscal year ended December 31, 2025; and $81,182 and $81,182 of compensation paid to Ms. Collins and Ms. Greene, respectively, by BREC for the fiscal year ended December 31, 2025. The Blackstone Credit & Insurance Closed-End Funds and Blackstone Alternative Multi Strategy Fund do not pay compensation to the Company’s trustees.
Compensation Committee Interlocks and Insider Participation
During 2025, the Compensation Committee was composed of Robert Bass, Tracy Collins, Vicki Fuller, James F. Clark, and Michelle Greene, none of whom were officers or employees of the Company during the fiscal year ended December 31, 2025 or any prior year, and none of whom had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K. None of our executive officers has served on the board of trustees or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our Board or our Compensation Committee during the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days. The following table sets forth, as of February 18, 2026, the beneficial ownership as indicated in the Company’s books and records of each current trustee, the Company’s executive officers, the executive officers and trustees as a group, and each person known to us to beneficially own 5% or more of the outstanding common shares of beneficial interest. Ownership information for those persons who beneficially own 5% or more of our Common Shares is based upon filings by such persons with the SEC and other information obtained from such persons, if available.
The percentage of beneficial ownership is based on 232,279,811 Common Shares outstanding as of February 18, 2026. To our knowledge, except as indicated in the footnotes to the table, each of the shareholders listed below has sole voting and/or investment power with respect to shares beneficially owned by such shareholder.

Name & Address	Type of Ownership	Total Shares Owned	Percentage of Shares Held
Interested Trustees
Brad Marshall	Record/Beneficial	203,284	*
Vikrant Sawhney	—	—	—
Independent Trustees
Robert Bass	Record/Beneficial	22,293	*
Tracy Collins	—	—	—
Vicki Fuller	—	—	—
James F. Clark	Record/Beneficial	2,000	*
Michelle Greene	—	—	—
Executive Officers Who Are Not Trustees
Jonathan Bock	—	—	—
Carlos Whitaker	Record/Beneficial	3,895	*
Teddy Desloge	—	—	—
Katherine Rubenstein	Record/Beneficial	4,736	*
Matthew Alcide	—	—	—
William Renahan	—	—	—
Stacy Wang	Record/Beneficial	9,730	*
Lucie Enns	—	—	—
All Trustees and Executive Officers as a Group (15 persons) **		245,938	*
Five-Percent or Greater Shareholders
Greenwich Venture Capital LLC (1)	Record/Beneficial	12,595,999	5.4%
QIA FIG Glass Holding Limited (2)	Record/Beneficial	13,723,035	5.9%
* Amounts round to less than 1%
** The address for each Trustee and each executive officer of the Company is 345 Park Avenue, New York, New York 10154.
(1)Beneficial ownership information is based on information contained in the Schedule 13G/A filed on February 14, 2025 jointly by Greenwich Venture Capital LLC (“Greenwich Venture”), Locust Street Associates GP, LLC (“Locust Street”) and Michael Karp. According to the schedule, 12,595,999 of our Common Shares are held directly by Greenwich Venture. Locust Street is the sole member of Greenwich Venture. Mr. Karp is the sole member of Locust Street. Locust Street and Mr. Karp may be deemed to beneficially own the Common Shares held directly by Greenwich Venture. Included in the Number of Shares Owned listed above as beneficially owned by Mr. Karp are 12,595,999 Common Shares over which Mr. Karp has shared voting power, and 12,595,999 Common Shares over which Mr. Karp has shared dispositive power. In addition to our Common Shares listed above, Mr. Karp directly holds 7,275,976 Common Shares over which Mr. Karp has sole voting and dispositive power. The address of each of the above is 1062 Lancaster Avenue, Suite 30B, Bryn Mawr, PA 19010.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Transactions with Related Persons
Advisory Agreements; Administration Agreement
We have entered into the Investment Advisory Agreement with the Adviser pursuant to which we pay the Adviser a management fee at an annual rate of (i) prior to an exchange listing, 0.75%, and (ii) following an exchange listing, 1.0%, in each case of the average value of our gross assets at the end of the two most recently completed calendar quarters, and a two-part incentive fee based on (i) the amount by which our pre-incentive fee net investment income returns exceed a certain “hurdle rate” and (ii) our capital gains. We have also entered into the Sub-Advisory Agreement with the Adviser and the Sub-Adviser. In addition, pursuant to the Investment Advisory Agreement and the Administration Agreement, we will reimburse the Adviser and Administrator for certain expenses as they occur. See “Item 1. Business—Advisory Agreements” and “Item 1. Business—Administration Agreements.” Each of the Advisory Agreements and the Administration Agreement has been approved by the Board. Unless earlier terminated, each of the Advisory Agreements and the Administration Agreement will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of Independent Trustees.
For the years ended December 31, 2025 and 2024, base management fees were $140.0 million and $116.6 million, respectively. For the year ended December 31, 2023, base management fees were $98.1 million, of which $20.2 million, were waived. The Waiver Period ended on October 28, 2023.
As of December 31, 2025 and December 31, 2024, $36.1 million and $32.3 million, respectively, was payable to the Adviser and the Prior Adviser, as applicable, relating to management fees.
For the years ended December 31, 2025 and 2024, the Company accrued income based incentive fees of $126.7 million and $150.1 million, respectively. For the year ended December 31, 2023, the Company accrued income based incentive fees of $134.2 million, of which $15.6 million were waived. The Waiver Period ended on October 28, 2023.
As of December 31, 2025 and December 31, 2024, $26.4 million and $38.7 million, respectively, was payable to the Adviser for income based incentive fees.
We accrued no capital gains based incentive fees for the years ended December 31, 2025 and 2024. For the year ended December 31, 2023, the Company reversed previously accrued capital gains based incentive fees of $5.5 million.
As of December 31, 2025 and December 31, 2024, no amount was payable to the Adviser for capital gains based incentive fees.
For the year ended December 31, 2025, the Company incurred $3.5 million, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Consolidated Statements of Operations. For the years ended December 31, 2024 and 2023, the Company incurred $2.6 million and $2.2 million, respectively, in expenses under the Prior Administration Agreement, which were recorded in Administrative service expenses in the Company’s Consolidated Statements of Operations.
As of December 31, 2025 and December 31, 2024, $1.6 million and $1.5 million, respectively, was unpaid and included in Due to affiliates in the Consolidated Statements of Assets and Liabilities.

Co-Investment Relief
We have in the past co-invested, and in the future will co-invest, with certain affiliates of Blackstone and the Advisers. We have received an exemptive order from the SEC that permits us and other Regulated Funds to, among other things, co-invest with certain other persons, including other Regulated Funds, certain affiliates of Blackstone, Blackstone and certain funds managed and controlled by Blackstone and its affiliates, subject to certain terms and conditions. Pursuant to such order, the Board has approved co-investment policies and procedures describing how we will comply with the co-investment exemptive relief. Further, the Advisers have adopted co-investment policies and procedures describing the allocation of co-investment opportunities in which we will have the opportunity to participate with one or more Blackstone, Blackstone Credit & Insurance BDCs, other Regulated Funds and other public or private Blackstone and Blackstone Credit & Insurance funds that target similar assets. If Blackstone Credit & Insurance considers an investment that is consistent with our Core Mandates, Blackstone Credit & Insurance must present us with the opportunity to participate in the investment. We may determine to participate or not to participate, depending on whether Blackstone or Blackstone Credit & Insurance determine that the investment is appropriate for us (e.g., based on investment strategy). If we do participate, the co-investment is generally allocated to us, any other Blackstone Credit & Insurance BDCs and other Regulated Funds (including BCRED) and the other Blackstone and Blackstone Credit & Insurance funds participating in the investment that target similar assets pro rata based on available capital in the applicable asset class. If the Advisers determine that such investment is not appropriate for us, or that we should not participate, the investment will not be allocated to us.
Transactions with Promoters and Certain Control Persons
The Advisers may be deemed promoters of the Company. We have entered into the Investment Advisory Agreement with the Adviser, the Sub-Advisory Agreement with the Adviser and the Sub-Adviser and the Administration Agreement with the Administrator. The Adviser is entitled to receive management fees and incentive fees in addition to the reimbursement of certain expenses of the Advisers. The Administrator is entitled to receive reimbursement of certain expenses of the Administrators. In addition, under the Advisory Agreements and Administration Agreements, to the extent permitted by applicable law and in the discretion of our Board, we have indemnified the Advisers and the Administrators and certain of their affiliates. See “Item 1. Business.”
Statement of Policy Regarding Transactions with Related Persons
The Board has adopted a written statement of policy regarding transactions with affiliated parties, including related persons (as such term is defined in Item 404 of Regulation S-K). The Board will conduct quarterly reviews of any potential related party transactions brought to its attention and, during these reviews, will consider any conflicts of interest brought to its attention pursuant to the Company’s compliance policies and procedures. The Independent Trustees are required to review, approve or ratify any transactions with related persons. Each of the Company’s trustees and executive officers is instructed and periodically reminded to inform the Company’s Chief Compliance Officer or designee of any potential related party transactions.
Trustee Independence
For information regarding the independence of our trustees, see “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accountant Fees and Services.
The following table presents the aggregate fees billed by Deloitte for the years ended December 31, 2025 and December 31, 2024:

	For the Year Ended December 31,
	2025	2024
Audit Fees	$1,260,000	$1,215,100
Audit-Related Fees	267,500	355,000
Tax Fees	53,000	—
All Other Fees	27,000	—
	$1,607,500	$1,570,100
Audit fees are for professional services provided by Deloitte for the audit of the Company’s annual financial statements or services that are normally provided in connection with statutory and regulatory filings or engagements.
Audit-related fees are for any services rendered by Deloitte to the Company that are reasonably related to the performance of the audits or reviews of the Company’s consolidated financial statements (but not reported as audit fees above). These services include attestation services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
Tax fees are for all services performed by professional staff in Deloitte’s tax division except those services related to the audits. This category includes fees for services provided in connection with the preparation and review of tax returns, tax compliance, tax advice and tax planning.
All other fees are for products and services provided to the Company by Deloitte other than those services reported in “Audit Fees,” “Audit-Related Fees” and “Tax Fees.”
No audit-related, tax or other fees were billed by Deloitte to the Advisers or the Prior Adviser, as applicable, or any entity controlling, controlled by, or under common control with the Advisers or the Prior Adviser, as applicable, that provides ongoing services to the Company for the years ended December 31, 2025 and 2024.
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
The Policy describes the audit, audit-related, tax and other services for the Company that have the pre-approval of the Audit Committee. The term of any pre-approval is 12 months from the date of pre-approval or until the next annual Independent Auditor services engagement is pre-approved, whichever is later. The Audit Committee will periodically revise the list of pre-approved services based on subsequent determinations. For the fiscal years ended December 31, 2025 and December 31, 2024, the Company did not pay any fees for services pursuant to the exceptions to the pre-approval requirements set forth in 17 CFR 210.2-01(c)(7)(i)(C).
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
The Audit Committee has considered these fees and the nature of the services rendered, and has concluded that they are compatible with maintaining the independence of Deloitte. The Audit Committee did not approve any of the audit-related, tax or other non-audit fees described above pursuant to the “de minimis exceptions” set forth in Rule 2-01(c)(7)(i)(C) and Rule 2-01(c)(7)(ii) of Regulation S-X. Deloitte did not provide any audit-related services, tax services or other non-audit services to the Adviser or any entity controlling, controlled by or under common control with the Adviser that provides ongoing services to the Company that the Audit Committee was required to approve pursuant to Rule 2-01(c)(7)(ii) of Regulation S-X. The Audit Committee considered whether any provision of non-audit services rendered to the Adviser and any entity controlling, controlled by, or under common control with the Adviser that provides ongoing services to the Company that were not pre-approved by the Audit Committee because the engagement did not relate directly to the operations and financial reporting of the Company is compatible with maintaining Deloitte’s independence.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this annual report:
(1)Financial Statements – Financial statements are included in Item 8. See the Index to the consolidated financial statements on page 144 of this annual report on Form 10-K.
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

Exhibit Number	Description of Exhibits
4.1.7
Eighth Supplemental Indenture, dated as of March 4, 2025, relating to the 5.300% Notes due 2030, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 4, 2025).

4.1.8
Ninth Supplemental Indenture, dated as of October 14, 2025, relating to the 5.125% Notes due 2031, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 14, 2025).

4.1.9	Form of 3.625% Notes due 2026 (included as part of Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 27, 2020).

4.1.10	Form of 2.750% Notes due 2026 (included as part of Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 18, 2021).

4.1.11	Form of 2.125% Notes due 2027 (included as part of Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 27, 2021).

4.1.12	Form of 2.850% Notes due 2028 (included as part of Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 1, 2021).

4.1.13	Form of 5.875% Notes due 2027 (included as part of Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 21, 2024).

4.1.14	Form of 5.350% Notes due 2028 (included as part of Exhibit 4.2) (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 15, 2024).

4.1.15	Form of 5.300% Notes due 2030 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on March 4, 2025).

4.1.16	Form of 5.125% Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 14, 2025).

4.2	Description of Common Shares of Beneficial Interest (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on February 28, 2022).

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

10.5
Custodian Agreement between the Company and State Street Bank and Trust Company, dated October 1, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 18, 2019).

10.6
Custody Agreement between Blackstone Credit BDC Advisors LLC (f/k/a GSO Asset Management LLC) and UMB Bank, n.a., dated September 14, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed on October 1, 2018).

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

10.9.4
Fourth Amendment to the Amended and Restated Loan and Security Agreement among Jackson Hole Funding, the Company, the lenders party thereto, Citibank, N.A., Virtus Group, LP and JPMorgan Chase Bank, National Association, dated December 19, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2024).

10.9.5
Fifth Amendment to the Amended and Restated Loan and Security Agreement among Jackson Hole Funding, the Company, the lenders party thereto, Citibank, N.A., Virtus Group, LP and JPMorgan Chase Bank, National Association, dated November 26, 2025.*

10.10
Revolving Credit Facility among Breckenridge Funding, the lenders party thereto, BNP Paribas, the Company and Wells Fargo Bank, National Association, dated December 21, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018).

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

Exhibit Number	Description of Exhibits
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

10.10.10
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

10.11.2
Second Amendment to the Second Amended and Restated Credit Agreement, dated June 25, 2024, by and among Big Sky Funding, the lender parties thereto, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2024).

10.11.3
Third Amendment to the Second Amended and Restated Credit Agreement, dated September 25, 2024, by and between Big Sky Funding, the lender party thereto, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2024).

10.11.4
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

10.12.4
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
10.12.5
Amendment No. 3, dated August 6, 2024, to the Second Amended and Restated Senior Secured Credit Agreement dated June 28, 2022, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2024).

10.12.6
Amendment No. 4, dated August 4, 2025, to the Second Amended and Restated Senior Secured Credit Agreement dated June 28, 2022, by and among the Company, each of the Lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2025).

10.13
Form of Equity Distribution Agreement, dated as of July 11, 2025, by and among the Company, Blackstone Private Credit Strategies LLC and the sales agent party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2025).

19	Code of Ethics.*

19.1	Insider Trading Policies and Procedures (included in Exhibit 19).

21.1	Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on February 26, 2025).

23.1	Consent of Deloitte & Touche LLP.*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

97.1	Blackstone Secured Lending Fund Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 28, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_________________________
*    Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blackstone Secured Lending Fund

Date: February 25, 2026	By:	/s/ Brad Marshall
Brad Marshall
Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated on February 25, 2026.

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