Form 10-Q
period 2026-03-31
Blackstone Secured Lending Fund
filed 2026-05-07
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐   NO  ☒
As of May 4, 2026, the Registrant had 232,652,003 common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding.

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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 as updated by the Company’s periodic filings with the United States Securities and Exchange Commission (the “SEC”). These projections and forward-looking statements apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by applicable law. You are advised to consult any additional disclosures that we make directly to you or through reports that we have filed or in the future file with the SEC including annual reports on Form 10-K, registration statements on Form N-2, quarterly reports on Form 10-Q and current reports on Form 8-K.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Blackstone Secured Lending Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $14,257,276 and $14,349,416, respectively)	$13,903,727	$14,167,499
Non-controlled/affiliated investments (cost of $39,645 and $38,551, respectively)	38,413	39,795
Total investments at fair value (cost of $14,296,921 and $14,387,967, respectively)	13,942,140	14,207,294
Cash and cash equivalents (restricted cash of $75,966 and $89,406, respectively)	351,276	289,605
Interest receivable from non-controlled/non-affiliated investments	97,807	105,695
Interest receivable from non-controlled/affiliated investments	10	10
Receivable from broker	1,821	11,286
Deferred financing costs	18,700	19,753
Receivable for investments	2,311	3,187
Derivative assets at fair value (Note 6)	22,545	19,633
Total assets	$14,436,610	$14,656,463
LIABILITIES
Debt (net of unamortized debt issuance costs of $41,840 and $39,900, respectively)	$8,033,886	$8,080,129
Payable for investments	11,326	2,172
Due to affiliates	5,437	4,817
Management fees payable (Note 3)	36,366	36,141
Income based incentive fees payable (Note 3)	2,294	26,400
Capital gains based incentive fees payable (Note 3)	—	—
Interest payable	60,581	61,952
Distribution payable (Note 9)	178,855	178,616
Board of Trustees’ fees payable	290	289
Accrued expenses and other liabilities	7,895	20,772
Total liabilities	8,336,930	8,411,288
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.001 par value (unlimited shares authorized; 232,279,811 and 231,969,058 shares issued and outstanding, respectively)	232	232
Additional paid in capital	6,055,864	6,047,750
Distributable earnings (loss)	43,584	197,193
Total net assets	6,099,680	6,245,175
Total liabilities and net assets	$14,436,610	$14,656,463
NET ASSET VALUE PER SHARE	$26.26	$26.92
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$302,216	$335,647
Payment-in-kind interest income	21,006	20,818
Dividend income	20	—
Other income	1,699	725
From non-controlled/affiliated investments:
Interest income	—	39
Payment-in-kind interest income	530	535
Total investment income	325,471	357,764
Expenses:
Interest expense	100,169	92,976
Management fees (Note 3)	36,366	34,301
Income based incentive fees (Note 3)	2,294	34,301
Capital gains based incentive fees (Note 3)	—	—
Professional fees	1,217	886
Board of Trustees’ fees	290	306
Administrative service expenses (Note 3)	1,125	966
Other general and administrative expenses	1,006	1,063
Total expenses before tax expense	142,467	164,799
Net investment income before tax expense	183,004	192,965
Excise and other tax expense	4,090	4,169
Net investment income after tax expense	178,914	188,796
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(155,134)	(40,105)
Non-controlled/affiliated investments	(2,477)	(649)
Derivative instruments (Note 6)	2,943	(1,921)
Translation of assets and liabilities in foreign currencies	(735)	282
Income tax (provision) benefit	508	(1,481)
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	(154,895)	(43,874)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net realized gain (loss):
Non-controlled/non-affiliated investments	$1,161	$8,525
Non-controlled/affiliated investments	—	—
Derivative instruments (Note 6)	1,842	(2,055)
Foreign currency transactions	(1,776)	(987)
Current tax expense on realized gains	—	(596)
Net realized gain (loss), net of tax expense	1,227	4,887
Net realized and change in unrealized gain (loss)	(153,668)	(38,987)
Net increase (decrease) in net assets resulting from operations	$25,246	$149,809
Net investment income per share (basic and diluted)	$0.77	$0.83
Earnings (loss) per share (basic and diluted)	$0.11	$0.66
Weighted average shares outstanding (basic and diluted)	232,203,849	226,577,167
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2025	$232	$6,047,750	$197,193	$6,245,175
Issuance of Common Shares, net of offering and underwriting costs	—	—	—	—
Reinvestment of dividends (1)	—	8,114	—	8,114
Net investment income after tax expense	—	—	178,914	178,914
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	—	—	(154,895)	(154,895)
Net realized gain (loss), net of tax expense	—	—	1,227	1,227
Dividends declared and payable from net investment income	—	—	(178,855)	(178,855)
Balance, March 31, 2026	$232	$6,055,864	$43,584	$6,099,680

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2024	$222	$5,749,762	$326,537	$6,076,521
Issuance of Common Shares, net of offering and underwriting costs	6	184,824	—	184,830
Reinvestment of dividends (1)	—	5,130	—	5,130
Net investment income after tax expense	—	—	188,796	188,796
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	—	—	(43,874)	(43,874)
Net realized gain (loss), net of tax expense	—	—	4,887	4,887
Dividends declared and payable from net investment income	—	—	(175,421)	(175,421)
Balance, March 31, 2025	$228	$5,939,716	$300,925	$6,240,869
(1)The par amount of the shares is less than 1,000 and rounds to zero.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$25,246	$149,809
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	157,611	40,754
Net change in unrealized (appreciation) depreciation on derivative instruments	(2,943)	1,921
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	735	(282)
Net realized (gain) loss on investments	(1,161)	(8,525)
Net change due to hedging activity	(659)	(1,124)
Net realized (gain) loss on foreign currency transactions	1,776	—
Net accretion of discount and amortization of premium	(11,383)	(16,419)
Payment-in-kind interest capitalized	(22,537)	(22,613)
Amortization of deferred financing costs	1,450	1,409
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	3,935	3,350
Purchases of investments	(324,788)	(689,214)
Proceeds from sale of investments and principal repayments	450,915	977,955
Changes in operating assets and liabilities:
Interest receivable	7,888	4,789
Receivable for investments	876	(5,447)
Derivative instruments, net	(18,815)	(7,468)
Receivable from broker	9,465	(4,763)
Payable for investments	9,154	8,271
Due to affiliates	620	(89)
Management fees payable	225	1,996
Income based incentive fees payable	(24,106)	(4,407)
Capital gains based incentive fees payable	—	—
Interest payable	(1,371)	3,953
Accrued expenses and other liabilities	(12,876)	(9,192)
Net cash provided by (used in) operating activities	249,257	424,664
Cash flows from financing activities:
Borrowings on debt	1,367,849	846,940
Repayments on debt	(1,380,700)	(559,606)
Deferred financing costs paid	(398)	—
Debt issuance costs paid	(457)	(827)
Dividends paid in cash	(170,502)	(165,622)
Proceeds from issuance of Common Shares, net of offering and underwriting costs	—	189,235
Net cash provided by (used in) financing activities	(184,208)	310,120
Net increase (decrease) in cash and cash equivalents	65,049	734,784
Effect of foreign exchange rate changes on cash and cash equivalents	(3,378)	615
Cash and cash equivalents (including restricted cash), beginning of period	289,605	229,606
Cash and cash equivalents (including restricted cash), end of period	$351,276	$965,005
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Supplemental information and non-cash activities:
Interest paid during the period	$115,628	$96,301
Distribution payable	178,855	175,421
Reinvestment of distributions during the period	8,114	5,130
Accrued but unpaid debt issuance costs	1,322	1,866
Excise and other taxes paid	16,022	15,066
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt
First Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Aevex Holdings, LLC	(4)(11)	SOFR +	6.00%	9.77%	4/30/2024	3/18/2028		$46,713	$46,713	$46,713	0.77%
Aevex Holdings, LLC	(4)(11)	SOFR +	6.00%	9.77%	3/17/2020	3/18/2028		107,661	107,661	107,661	1.77
Corfin Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.02%	2/5/2020	12/27/2027		260,600	259,721	260,600	4.27
Corfin Holdings, Inc.	(4)(5)(10)	SOFR +	5.25%	9.02%	1/10/2025	12/27/2027		1,560	1,551	1,560	0.03
Fastener Distribution Holdings, LLC	(4)(10)	SOFR +	4.75%	8.45%	10/31/2024	11/4/2031		30,627	30,383	30,627	0.50
Fastener Distribution Holdings, LLC	(4)(7)(10)	SOFR +	4.75%	8.45%	10/31/2024	11/4/2031		4,447	4,383	4,447	0.07
Frontgrade Technologies Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	8.90%	1/9/2023	1/9/2030		2,386	2,345	2,336	0.04
Frontgrade Technologies Holdings, Inc.	(4)(5)(10)	SOFR +	5.25%	8.91%	3/18/2025	1/9/2030		354	351	348	0.01
Frontgrade Technologies Holdings, Inc.	(4)(5)(10)	SOFR +	5.00%	8.65%	7/7/2025	1/9/2030		92	91	90	0.00
Horizon CTS Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.45%	3/28/2025	3/29/2032		1,295	1,282	1,288	0.02
MAG DS Corp.	(11)	SOFR +	5.50%	9.30%	4/1/2020	4/1/2027		78,464	77,318	78,342	1.28
Magneto Components BuyCo, LLC	(4)(7)(10)	SOFR +	6.00%	9.70%	12/5/2023	12/5/2030		33,518	32,888	33,226	0.54
West Star Aviation Acquisition, LLC	(4)(5)(10)	SOFR +	4.50%	8.17%	5/20/2025	5/20/2032		2,141	2,127	2,141	0.04
West Star Aviation Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	5/20/2025	5/20/2032		375	370	375	0.01
									567,184	569,754	9.35
Air Freight & Logistics
ENV Bidco, AB	(4)(5)(6)(10)	SOFR +	5.00%	8.70%	12/12/2024	7/27/2029		1,115	1,103	1,110	0.02
ENV Bidco, AB	(4)(5)(6)(7)(8)	E +	5.00%	7.13%	12/12/2024	7/27/2029	EUR	1,337	1,347	1,533	0.03
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.04%	12/9/2019	12/9/2027		138,170	137,873	123,662	2.03
Mode Purchaser, Inc.	(4)(5)(11)	SOFR +	6.25%	10.04%	2/4/2022	12/9/2027		3,944	3,912	3,530	0.06
R1 Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.75%	10.45%	12/30/2022	12/29/2028		1,318	1,300	1,250	0.02
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	9.60%	12/13/2021	12/31/2028		29,631	29,400	28,150	0.46
RWL Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	9.56%	2/20/2026	12/31/2028		1,362	1,349	1,294	0.02
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	7.00%	10.67% PIK	11/27/2024	5/27/2030		2,154	2,154	2,154	0.04
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	10.00%	13.67% PIK	11/27/2024	11/27/2029		721	714	721	0.01
SEKO Global Logistics Network, LLC	(4)(5)(7)(11)	SOFR +	10.50%	14.17% (incl. 9.50% PIK)	11/10/2025	11/27/2029		167	166	167	0.00
									179,318	163,571	2.69

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Biotechnology
Axsome Therapeutics, Inc.	(4)(5)(6)(10)	SOFR +	4.75%	8.45%	5/6/2025	5/8/2030	$11,740	$11,643	$11,740	0.19%
Axsome Therapeutics, Inc.	(4)(5)(6)(7)(10)	SOFR +	4.00%	7.70%	5/6/2025	5/8/2030	6,848	6,820	6,848	0.11
MannKind Corp.	(4)(6)(7)(14)	SOFR +	4.75%	8.42%	8/6/2025	8/6/2030	138,898	136,719	137,455	2.25
								155,182	156,043	2.55
Building Products
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	9.77%	2/26/2021	2/26/2029	54,282	54,123	52,246	0.86
Jacuzzi Brands, LLC	(4)(5)(10)	SOFR +	6.25%	9.92%	2/25/2019	5/25/2028	11,318	11,265	10,752	0.18
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.25%	9.92%	2/25/2019	5/25/2028	77,867	77,680	73,974	1.21
L&S Mechanical Acquisition, LLC	(4)(10)	SOFR +	6.25%	9.93%	9/1/2021	9/1/2027	14,862	14,779	14,119	0.23
Windows Acquisition Holdings, Inc.	(4)(5)(11)	SOFR +	6.50%	10.35%	12/29/2020	12/29/2026	52,750	52,627	41,145	0.67
								210,474	192,236	3.15
Chemicals
DCG Acquisition Corp.	(4)(7)(10)	SOFR +	5.00%	8.70%	6/13/2024	6/13/2031	39,719	39,387	39,245	0.64
Commercial Services & Supplies
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	4.50%	8.09%	5/7/2021	5/7/2029	238,337	238,337	236,955	3.88
CFS Brands, LLC	(4)(7)(11)	SOFR +	5.00%	8.67%	12/20/2024	10/2/2030	139,291	137,423	139,291	2.28
Divisions Holding Corp.	(4)(5)(7)(10)	SOFR +	4.50%	8.20%	4/17/2025	4/17/2032	1,602	1,587	1,601	0.03
ELK Bidco, Inc.	(4)(5)(7)(9)	SOFR +	4.50%	8.20%	6/13/2025	6/14/2032	17,897	17,795	17,871	0.29
EMB Purchaser, Inc.	(4)(10)	SOFR +	4.50%	8.17%	3/13/2025	3/12/2032	27,247	27,015	27,247	0.45
EMB Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.20%	3/13/2025	3/12/2032	12,216	12,095	12,216	0.20
EMB Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	3/13/2025	3/12/2032	1,098	1,070	1,098	0.02
FusionSite Midco, LLC	(4)(11)	SOFR +	5.25%	9.21%	4/30/2025	11/17/2029	57,391	56,849	56,818	0.93
FusionSite Midco, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.16%	4/30/2025	11/17/2029	18,645	18,391	18,408	0.30
FusionSite Midco, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.17%	4/30/2025	11/17/2029	2,919	2,833	2,849	0.05
Gatekeeper Systems, Inc.	(4)(10)	SOFR +	5.00%	8.67%	8/27/2024	8/28/2030	43,891	43,407	42,355	0.69
Gatekeeper Systems, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.67%	8/27/2024	8/28/2030	3,332	3,183	2,852	0.05
Gorilla Investor, LLC	(4)(10)	SOFR +	5.00%	8.70%	9/26/2024	9/30/2031	24,373	23,990	24,129	0.40
Ground Penetrating Radar Systems, LLC	(4)(5)(10)	SOFR +	4.50%	8.20%	1/2/2025	1/2/2032	2,936	2,912	2,936	0.05
Ground Penetrating Radar Systems, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.20%	1/2/2025	1/2/2032	15	13	15	0.00
Ground Penetrating Radar Systems, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.20%	1/2/2025	1/2/2032	72	69	72	0.00
Iris Buyer, LLC	(4)(11)	SOFR +	5.25%	8.92%	10/2/2023	10/2/2030	25,131	24,687	25,131	0.41
Iris Buyer, LLC	(4)(5)(11)	SOFR +	5.25%	8.95%	10/2/2023	10/2/2030	2,370	2,335	2,370	0.04
Iris Buyer, LLC	(4)(5)(7)(11)	SOFR +	5.25%	8.95%	2/4/2025	10/2/2030	3,651	3,540	3,651	0.06
Iris Buyer, LLC	(4)(5)(11)	SOFR +	5.25%	8.95%	8/19/2025	10/2/2030	1,017	1,008	1,017	0.02

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	SOFR +	4.00%	7.69%	1/30/2026	8/20/2031		$993	$978	$992	0.02%
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	SOFR +	4.00%	7.69%	1/30/2026	8/20/2030		37	36	37	0.00
Java Buyer, Inc.	(4)(10)	SOFR +	4.75%	8.45%	2/6/2026	12/15/2030		9,951	9,845	9,951	0.16
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	2/6/2026	12/15/2030		846	822	846	0.01
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	2/6/2026	12/15/2030		215	197	215	0.00
JSS Holdings, Inc.	(4)(10)	SOFR +	5.00%	8.71% (incl. 2.75% PIK)	12/17/2020	11/8/2031		292,533	290,389	292,533	4.80
JSS Holdings, Inc.	(4)(5)(10)	SOFR +	5.00%	8.71% (incl. 2.75% PIK)	12/29/2021	11/8/2031		5,052	5,011	5,052	0.08
JSS Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	8.70% (incl. 2.75% PIK)	11/8/2024	11/8/2031		32,171	31,894	32,134	0.53
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.35%	12/10/2021	12/10/2029		9,976	9,898	9,972	0.16
Knowledge Pro Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.35%	12/10/2021	12/10/2029		781	771	781	0.01
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	9.27%	10/19/2021	10/19/2028		19,750	19,606	17,430	0.29
KPSKY Acquisition, Inc.	(4)(5)(10)(18)	SOFR +	5.50%	9.25%	10/19/2021	10/19/2028		2,274	2,258	2,007	0.03
Minerva Bidco, Ltd.	(4)(5)(6)(8)	S +	4.25%	7.98%	7/29/2025	11/7/2030	GBP	4,812	6,364	6,322	0.10
Onex Baltimore Buyer, Inc.	(4)(10)(18)	SOFR +	5.27%	8.94%	12/1/2021	12/1/2027		10,804	10,743	10,804	0.18
Onex Baltimore Buyer, Inc.	(4)(10)(18)	SOFR +	4.75%	8.42%	12/1/2021	12/1/2027		16,857	16,753	16,857	0.28
RailPros Parent, LLC	(4)(5)(7)(10)	SOFR +	4.25%	7.91%	5/22/2025	5/24/2032		400	396	400	0.01
RailPros Parent, LLC	(4)(5)(7)(10)	SOFR +	4.25%	7.91%	5/22/2025	5/24/2032		37	36	37	0.00
SIQ Holdings III Corp.	(4)(10)	SOFR +	4.75%	8.44%	12/19/2025	12/19/2032		14,963	14,819	14,813	0.24
SIQ Holdings III Corp.	(4)(5)(7)(10)	SOFR +	4.75%	8.43%	12/19/2025	12/19/2030		227	195	193	0.00
SIQ Holdings III Corp.	(4)(5)(7)(10)	P +	3.75%	10.50%	12/19/2025	12/19/2032		2,993	2,946	2,926	0.05
TEI Intermediate, LLC	(4)(10)	SOFR +	5.25%	8.85% (incl. 2.88% PIK)	12/13/2024	12/15/2031		26,166	25,956	26,166	0.43
TEI Intermediate, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	12/13/2024	12/15/2031		970	941	970	0.02
TEI Intermediate, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	12/13/2024	12/15/2031		5,387	5,331	5,387	0.09
Veregy Consolidated, Inc.	(4)(7)(10)	SOFR +	4.25%	7.92%	4/16/2025	4/16/2031		27,557	27,339	27,507	0.45
Water Holdings Acquisition, LLC	(4)(10)	SOFR +	5.25%	8.92%	7/31/2024	7/31/2031		32,201	31,962	32,201	0.53
Water Holdings Acquisition, LLC	(4)(5)(7)(10)	SOFR +	5.25%	8.92%	7/31/2024	7/31/2031		3,950	3,912	3,950	0.06
									1,137,937	1,139,365	18.68

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Construction & Engineering
Consor Intermediate II, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.20%	5/10/2024	5/10/2031	$6,228	$6,177	$6,224	0.10%
GFT Infrastructure, Inc.	(4)(10)	SOFR +	4.25%	7.90%	8/5/2024	8/5/2030	64,289	63,599	63,968	1.05
GFT Infrastructure, Inc.	(4)(5)(7)(10)	SOFR +	4.25%	7.97%	8/5/2024	8/5/2030	2,495	2,427	2,464	0.04
Home Service TopCo IV, Inc.	(4)(7)(11)	SOFR +	4.50%	8.10%	6/9/2023	12/31/2027	36,855	36,408	36,817	0.60
Home Service TopCo IV, Inc.	(4)(5)(11)	SOFR +	4.50%	8.10%	2/28/2025	12/31/2027	2,881	2,872	2,881	0.05
Home Service TopCo IV, Inc.	(4)(5)(11)	SOFR +	4.50%	8.17%	2/6/2026	12/31/2027	2,617	2,611	2,617	0.04
Pave America Holding, LLC	(4)(7)(10)	SOFR +	5.25%	8.95% (incl. 2.88% PIK)	8/29/2025	8/27/2032	15,882	15,723	15,882	0.26
Pave America Holding, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.45%	8/29/2025	8/27/2032	1,313	1,279	1,313	0.02
Saber Power Services, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.80%	10/21/2025	10/21/2031	46,038	45,975	46,038	0.75
SAFEbuilt, LLC	(4)(7)(10)	SOFR +	5.00%	8.67%	1/8/2026	1/8/2032	20,355	20,224	20,122	0.33
								197,295	198,326	3.24
Consumer Staples Distribution & Retail
Crumbl Enterprises, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.20%	4/30/2025	5/5/2032	1,489	1,475	1,473	0.02
Containers & Packaging
Ascend Buyer, LLC	(4)(7)(10)	SOFR +	5.25%	8.95%	9/30/2021	9/30/2028	20,615	20,439	20,615	0.34
Ascend Buyer, LLC	(4)(5)(10)	SOFR +	5.25%	8.95%	3/20/2025	9/30/2028	1,595	1,583	1,595	0.03
								22,022	22,210	0.37
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	7.50%	11.44% (incl. 1.00% PIK)	12/10/2021	12/11/2028	7,490	7,435	5,748	0.09
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.25%	9.02%	11/1/2021	5/3/2027	164,352	163,938	163,119	2.67
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	7.00%	10.81% (incl. 3.25% PIK)	12/31/2021	6/23/2028	5,067	5,033	4,535	0.07
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	7.25%	11.06% (incl. 3.25% PIK)	11/1/2022	6/23/2028	1,620	1,601	1,458	0.02
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	7.00%	10.81% (incl. 3.25% PIK)	12/31/2021	6/23/2028	1,631	1,624	1,460	0.02
NDC Acquisition Corp.	(4)(7)(11)	SOFR +	5.00%	8.67%	3/9/2021	3/9/2028	14,482	14,397	14,482	0.24
PT Intermediate Holdings III, LLC	(4)(7)(10)	SOFR +	4.75%	8.45%	4/9/2024	4/9/2030	63,462	63,356	63,462	1.04
								257,384	254,264	4.15

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services
American Restoration Holdings, LLC	(4)(11)	SOFR +	5.00%	8.80%	7/19/2024	7/24/2030		$4,567	$4,502	$4,522	0.07%
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	8.80%	7/19/2024	7/24/2030	1,360		1,340	1,346	0.02
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	8.81%	7/19/2024	7/24/2030	1,753		1,730	1,735	0.03
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	8.80%	7/19/2024	7/24/2030	3,523		3,472	3,488	0.06
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.80%	2/19/2025	7/24/2030	3,809		3,761	3,726	0.06
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	8.80%	10/15/2025	7/24/2030	588		583	583	0.01
Barbri Holdings, Inc.	(4)(10)	SOFR +	4.75%	8.44%	12/20/2024	4/30/2030	80,023		79,475	79,423	1.30
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	9.27%	7/20/2021	7/20/2028	282,488		281,559	274,013	4.49
Charger Debt Merger Sub, LLC	(4)(10)	SOFR +	5.00%	8.70%	5/31/2024	5/31/2031	11,777		11,691	11,718	0.19
Charger Debt Merger Sub, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.67%	5/31/2024	5/31/2031	6,333		6,265	6,278	0.10
DTA Intermediate II, Ltd.	(4)(11)	SOFR +	5.50%	9.20%	3/27/2024	3/27/2030	42,431		41,867	42,431	0.70
DTA Intermediate II, Ltd.	(4)(7)(11)	SOFR +	5.50%	9.15%	3/27/2024	3/27/2030	10,713		10,451	10,713	0.18
DTA Intermediate II, Ltd.	(4)(5)(11)	S +	5.50%	9.23%	9/18/2025	3/27/2030	GBP	17,151	22,826	22,700	0.37
Endeavor Schools Holdings, LLC	(4)(11)	SOFR +	6.25%	9.92%	7/18/2023	7/18/2029	21,629		21,332	19,898	0.33
Endeavor Schools Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	9.92%	7/18/2023	7/18/2029	3,981		3,935	3,663	0.06
Essential Services Holding Corp.	(4)(7)(10)	SOFR +	5.50%	9.17% (incl. 2.75% PIK)	6/17/2024	6/17/2031	11,717		11,621	11,442	0.19
Essential Services Holding Corp.	(4)(5)(7)(10)	SOFR +	5.00%	8.67%	6/17/2024	6/17/2030	574		564	542	0.01
Go Car Wash Management Corp.	(4)(11)	SOFR +	5.75%	9.52%	10/12/2021	6/30/2028	21,988		21,909	21,438	0.35
Metrodora S.L.	(4)(5)(6)(8)	E +	4.25%	6.39%	8/7/2025	7/15/2032	EUR	91	105	104	0.00
Metrodora S.L.	(4)(5)(6)(8)	E +	4.25%	6.39%	8/7/2025	7/15/2032	EUR	37	43	43	0.00
Scientian 2 Spain, S.L.	(4)(5)(6)(8)	E +	4.25%	6.39%	8/7/2025	7/15/2032	EUR	107	123	122	0.00
Scientian France, SAS	(4)(5)(6)(8)	E +	4.25%	6.39%	8/7/2025	7/15/2032	EUR	235	271	269	0.00
Seahawk Bidco, LLC	(4)(7)(11)	SOFR +	4.75%	8.44%	12/18/2024	12/19/2031	50,892		50,508	50,580	0.83
Seahawk Bidco, LLC	(4)(5)(7)(11)	SOFR +	4.75%	8.45%	12/18/2024	12/19/2030	657		630	638	0.01
									580,563	571,415	9.36

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Electric Utilities
Grid Alliance Partners, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.45%	7/1/2025	7/1/2032		$19,441	$19,265	$19,290	0.32%
Grid Alliance Partners, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	7/1/2025	7/1/2030		238	213	216	0.00
Qualus Power Services Corp.	(4)(11)	SOFR +	4.25%	7.92%	3/26/2021	3/27/2028		32,351	32,180	32,351	0.53
Qualus Power Services Corp.	(4)(11)	SOFR +	4.25%	7.92%	7/27/2023	3/27/2028		34,987	34,727	34,987	0.57
Qualus Power Services Corp.	(4)(11)	SOFR +	4.25%	7.92%	5/9/2024	3/27/2028		82,235	81,120	82,235	1.35
Qualus Power Services Corp.	(4)(5)(11)	SOFR +	4.25%	7.92%	5/9/2024	3/27/2028		33,634	33,439	33,634	0.55
									200,944	202,713	3.32
Electrical Equipment
Emergency Power Holdings, LLC	(4)(7)(11)	SOFR +	4.75%	8.42%	8/17/2021	8/17/2031		60,098	59,793	60,094	0.99
Griffon Bidco, Inc.	(4)(7)(10)	SOFR +	5.00%	8.70%	7/31/2025	7/31/2031		22,338	22,085	22,277	0.37
IEM New Sub 2, LLC	(4)(7)(9)	SOFR +	4.75%	8.37%	12/3/2025	12/3/2031		114,508	113,469	113,809	1.87
									195,347	196,180	3.23
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	5.75%	9.51%	2/5/2026	12/23/2029		76,333	76,134	76,333	1.25
Albireo Energy, LLC	(4)(5)(7)(11)	SOFR +	5.75%	9.51%	2/5/2026	12/23/2029		29,097	28,800	28,847	0.47
Duro Dyne National Corp.	(4)(7)(10)	SOFR +	4.50%	8.20%	11/15/2024	11/17/2031		28,315	28,015	28,285	0.46
Dwyer Instruments, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.45%	11/15/2024	7/20/2029		9,761	9,687	9,761	0.16
Electro Switch Business Trust, LLC	(4)(7)(10)	SOFR +	4.75%	8.45%	9/2/2025	9/2/2032		31,423	31,167	31,065	0.51
Guardian Bidco, Inc.	(4)(5)(7)(8)	SOFR +	5.50%	9.12%	9/2/2025	8/30/2032		5,307	5,255	5,246	0.09
Phoenix 1 Buyer Corp.	(4)(7)(10)	SOFR +	4.75%	8.42%	11/20/2023	11/20/2030		25,365	25,165	25,365	0.42
Spectrum Safety Solutions Purchaser, LLC	(4)(6)(7)(9)	SOFR +	4.50%	8.20%	7/1/2024	7/1/2031		68,884	67,947	68,884	1.13
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	4.50%	6.63%	7/1/2024	7/1/2031	EUR	14,876	15,798	17,194	0.28
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	4.50%	6.68%	7/1/2024	7/1/2030	EUR	1,806	2,023	2,087	0.03
									289,991	293,067	4.80
Energy Equipment & Services
LPW Group Holdings, Inc.	(4)(7)(11)	SOFR +	6.00%	9.77%	3/15/2024	3/15/2031		26,393	25,833	26,393	0.43

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Financial Services
Carr Riggs & Ingram Capital, LLC	(4)(5)(9)	SOFR +	4.25%	7.95%	11/18/2024	11/18/2031		$7,369	$7,310	$7,369	0.12%
Carr Riggs & Ingram Capital, LLC	(4)(5)(7)(9)	SOFR +	4.25%	7.92%	11/18/2024	11/18/2031		1,222	1,205	1,222	0.02
Carr Riggs & Ingram Capital, LLC	(4)(5)(7)(9)	SOFR +	4.25%	7.92%	11/18/2024	11/18/2031		1,144	1,130	1,144	0.02
DM Intermediate Parent, LLC	(4)(10)	SOFR +	4.75%	8.42%	9/30/2024	9/30/2030		17,994	17,791	17,994	0.29
DM Intermediate Parent, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	9/30/2024	9/30/2030		7,622	7,593	7,622	0.12
DM Intermediate Parent, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	9/30/2024	9/30/2030		416	358	416	0.01
DM Intermediate Parent, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.67%	12/19/2025	9/30/2030		5,421	5,333	5,421	0.09
Harp Finco, Ltd.	(4)(5)(6)(8)	S +	5.00%	8.73%	3/27/2025	3/27/2032	GBP	14,508	18,467	19,203	0.31
More Cowbell II, LLC	(4)(7)(10)	SOFR +	4.50%	7.99%	9/3/2025	9/1/2030		7,857	7,734	7,846	0.13
PKF O'Connor Davies Advisory, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	11/15/2024	11/18/2031		1,172	1,160	1,172	0.02
									68,081	69,409	1.13
Ground Transportation
Channelside AcquisitionCo, Inc.	(4)(7)(10)	SOFR +	4.75%	8.42%	5/15/2024	6/30/2028		19,455	19,313	19,116	0.31
Health Care Equipment & Supplies
Bamboo US BidCo, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.67%	9/29/2023	9/30/2030		979	962	969	0.02
Bamboo US BidCo, LLC	(4)(5)(11)	E +	5.00%	7.03%	9/29/2023	9/30/2030	EUR	350	363	401	0.01
Bamboo US BidCo, LLC	(4)(5)(11)	SOFR +	5.00%	8.67%	11/20/2024	9/30/2030		105	103	104	0.00
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	9.35%	9/13/2021	9/13/2027		21,010	20,908	20,590	0.34
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	9.32%	9/13/2021	9/13/2027		5,321	5,299	5,215	0.09
Zeus, LLC	(4)(10)	SOFR +	5.50%	9.20%	2/28/2024	2/28/2031		24,495	24,241	22,964	0.38
Zeus, LLC	(4)(5)(10)	SOFR +	5.50%	9.20%	2/28/2024	2/28/2031		2,264	2,246	2,123	0.03
Zeus, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.21%	2/28/2024	2/28/2030		457	423	243	0.00
									54,545	52,609	0.87

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services
123Dentist, Inc.	(4)(5)(6)(10)	CA +	5.00%	7.28%	8/10/2022	8/10/2029	CAD	2,164	$1,668	$1,556	0.03%
123Dentist, Inc.	(4)(5)(6)(10)	CA +	5.00%	7.28%	8/9/2024	8/10/2029	CAD	292	214	210	0.00
123Dentist, Inc.	(4)(5)(6)(7)(10)	CA +	4.75%	7.03%	9/8/2025	8/10/2029	CAD	15,020	10,717	10,510	0.17
ACI Group Holdings, Inc.	(4)(10)(17)	SOFR +	6.00%	9.80% (incl. 3.25% PIK)	7/7/2023	8/2/2028		$134,184	132,134	93,594	1.53
ACI Group Holdings, Inc.	(4)(5)(7)(10)(17)	SOFR +	5.50%	9.21%	7/7/2023	8/2/2027	11,451		11,399	7,952	0.13
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.25%	10.05%	5/7/2021	5/7/2027	6,691		6,666	6,022	0.10
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	9.95%	5/7/2021	5/7/2027	1,604		1,599	1,443	0.02
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	9.96%	5/7/2021	5/7/2026	520		520	390	0.01
Amerivet Partners Management, Inc.	(4)(7)(10)	SOFR +	5.50%	9.35%	2/25/2022	2/25/2028	5,472		5,431	5,103	0.08
Aryeh Bidco Investment, Ltd.	(4)(5)(6)(10)	CA +	5.00%	7.31%	1/14/2026	1/14/2033	CAD	7,811	5,571	5,559	0.09
Aryeh Bidco Investment, Ltd.	(4)(5)(6)(7)(10)	CA +	5.00%	7.27%	1/14/2026	1/14/2033	CAD	208	136	136	0.00
Biotouch Global Solutions, Inc.	(4)(7)(11)	SOFR +	5.50%	9.17%	8/27/2025	8/27/2032	23,744		23,381	23,347	0.38
Biotouch Global Solutions, Inc.	(4)(5)(7)(11)	SOFR +	5.50%	9.16%	8/27/2025	8/27/2032	757		735	733	0.01
Canadian Hospital Specialties, Ltd.	(4)(5)(6)(11)	CA +	4.50%	7.12%	4/15/2021	4/14/2028	CAD	28,947	23,024	20,808	0.34
Canadian Hospital Specialties, Ltd.	(4)(5)(6)(7)(10)	CA +	4.50%	7.12%	4/15/2021	4/15/2027	CAD	1,800	1,257	1,294	0.02
CCBlue Bidco, Inc.	(4)(5)(10)	SOFR +	6.50%	10.30% (incl. 4.00% PIK)	12/21/2021	12/21/2028	12,591		12,509	10,324	0.17
Commander Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	6/26/2025	6/26/2032	31,634		31,237	31,533	0.52
Compsych Investments Corp.	(4)(7)(10)	SOFR +	4.75%	8.42%	7/22/2024	7/22/2031	11,973		11,921	11,816	0.19
DCA Investment Holdings, LLC	(4)(10)(17)	SOFR +	6.41%	12.10%	3/12/2021	4/3/2028	24,139		24,023	19,915	0.33
DCA Investment Holdings, LLC	(4)(5)(10)(17)	SOFR +	6.50%	10.17%	12/28/2022	4/3/2028	975		969	804	0.01
DCA Investment Holdings, LLC	(4)(5)(10)(17)	SOFR +	6.41%	12.10%	2/25/2022	4/3/2028	8,014		8,000	6,611	0.11
Imagine 360, LLC	(4)(7)(10)	SOFR +	4.75%	8.45%	9/18/2024	9/30/2028	16,940		16,818	16,913	0.28
Inception Fertility Ventures, LLC	(4)(7)(10)	SOFR +	5.50%	9.17%	4/29/2024	4/29/2030	47,887		47,825	47,427	0.78

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.25%	9.02%	10/15/2020	4/15/2028		$126,345	$125,616	$123,186	2.02%
Kwol Acquisition, Inc.	(4)(7)(10)	SOFR +	5.00%	8.70%	12/8/2023	12/6/2029		10,272	10,120	10,272	0.17
Kwol Acquisition, Inc.	(4)(5)(10)	SOFR +	5.00%	8.70%	2/17/2026	12/12/2029		3,586	3,560	3,586	0.06
MB2 Dental Solutions, LLC	(4)(10)	SOFR +	5.50%	9.17%	2/13/2024	2/13/2031		22,870	22,710	22,870	0.37
MB2 Dental Solutions, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.17%	2/13/2024	2/13/2031		4,877	4,857	4,877	0.08
MB2 Dental Solutions, LLC	(4)(5)(10)	SOFR +	5.50%	9.17%	2/13/2024	2/13/2031		3,383	3,363	3,383	0.06
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	9.27% (incl. 4.00% PIK)	7/16/2021	7/16/2030		267,457	266,841	213,181	3.49
PPV Intermediate Holdings, LLC	(4)(10)	SOFR +	5.75%	9.42%	8/31/2022	8/31/2029		1,953	1,938	1,953	0.03
PPV Intermediate Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	9.67%	9/6/2023	8/31/2029		257	254	254	0.00
Smile Doctors, LLC	(4)(10)	SOFR +	5.90%	9.63%	6/9/2023	12/23/2028		10,611	10,515	10,293	0.17
Smile Doctors, LLC	(4)(5)(7)(10)	SOFR +	5.90%	9.63%	6/9/2023	12/23/2028		2,568	2,524	2,448	0.04
Snoopy Bidco, Inc.	(4)(10)	SOFR +	6.50%	10.43% (incl. 5.50% PIK)	6/1/2021	6/1/2028		359,588	357,504	338,012	5.54
SpecialtyCare, Inc.	(4)(5)(11)	SOFR +	5.00%	8.66%	8/26/2025	12/18/2029		12,235	12,109	12,113	0.20
SpecialtyCare, Inc.	(4)(5)(7)(11)	SOFR +	5.00%	8.67%	8/26/2025	12/18/2029		111	104	96	0.00
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	4.75%	8.45%	1/5/2026	1/5/2033		3,101	3,074	3,089	0.05
The Fertility Partners, Inc.	(4)(5)(6)(10)	SOFR +	5.75%	9.53%	3/16/2022	3/16/2028		4,813	4,781	4,620	0.08
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	CA +	5.75%	8.32%	3/16/2022	3/16/2028	CAD	4,813	3,719	3,311	0.05
The Fertility Partners, Inc.	(4)(5)(6)(10)	SOFR +	5.75%	9.53%	3/16/2022	3/16/2028		267	267	257	0.00
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	9.42%	7/15/2022	7/15/2028		1,070	1,062	1,038	0.02
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	9.42%	7/15/2022	7/15/2028		1,468	1,459	1,424	0.02
Unified Women's Healthcare, LP	(4)(5)(9)	SOFR +	5.00%	8.70%	6/16/2022	6/18/2029		2,055	2,055	2,055	0.03
Unified Women's Healthcare, LP	(4)(9)	SOFR +	5.00%	8.70%	3/22/2024	6/18/2029		22,291	22,188	22,291	0.37
Unified Women's Healthcare, LP	(4)(7)(9)	SOFR +	5.00%	8.68%	3/22/2024	6/18/2029		44,401	44,076	44,401	0.73
Unified Women's Healthcare, LP	(4)(9)	SOFR +	5.00%	8.70%	9/22/2025	6/18/2029		57,663	57,359	57,663	0.95

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.02%	11/18/2021	11/20/2028	$37,021	$36,785	$37,021	0.61%
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.00%	11/18/2021	11/20/2028	15,616	15,551	15,616	0.26
US Oral Surgery Management Holdco, LLC	(4)(7)(10)	SOFR +	5.25%	9.02%	8/16/2023	11/20/2028	47,649	47,261	47,649	0.78
US Oral Surgery Management Holdco, LLC	(4)(5)(10)	SOFR +	5.25%	9.02%	12/5/2022	11/20/2028	83	83	83	0.00
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	SOFR +	6.50%	10.20% (incl. 5.10% PIK)	8/2/2024	6/30/2029	21,295	21,295	21,295	0.35
WHCG Purchaser III, Inc.	(4)(5)(10)(17)		10.00%	10.00% PIK	8/2/2024	6/30/2030	18,259	6,354	8,399	0.14
								1,467,138	1,340,736	21.97
Health Care Technology
Accuity Delivery Systems, LLC	(4)(5)(7)(9)	SOFR +	4.75%	8.42%	5/29/2025	5/29/2031	31,805	31,624	31,699	0.52
Brilliance Technologies, Inc.	(4)(5)(7)(9)	SOFR +	5.00%	8.67% (incl. 2.75% PIK)	3/11/2025	3/11/2032	1,507	1,495	1,494	0.02
Brilliance Technologies, Inc.	(4)(5)(9)	SOFR +	5.00%	8.67% (incl. 2.75% PIK)	3/11/2025	3/11/2032	2,411	2,400	2,399	0.04
Brilliance Technologies, Inc.	(4)(5)(9)	SOFR +	5.00%	8.67% (incl. 2.75% PIK)	5/16/2025	3/11/2032	2,140	2,130	2,129	0.03
Caerus US 1, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	8.70%	5/25/2022	5/25/2029	11,140	11,040	11,140	0.18
Caerus US 1, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	8.70%	10/28/2022	5/25/2029	2,148	2,128	2,148	0.04
Caerus US 1, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	8.70%	10/28/2022	5/25/2029	314	311	314	0.01
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	8.70%	3/27/2024	5/25/2029	49,125	49,125	49,125	0.81
Caerus US 1, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.00%	8.67%	5/25/2022	5/25/2029	1,022	1,009	1,022	0.02
Color Intermediate, LLC	(4)(10)	SOFR +	4.75%	8.55%	7/2/2024	10/4/2029	19,708	19,459	19,708	0.32
Continental Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.17%	4/2/2024	4/2/2031	36,872	36,482	36,829	0.60
Continental Buyer, Inc.	(4)(5)(10)	SOFR +	4.50%	8.17%	10/21/2025	4/2/2031	21,855	21,755	21,855	0.36
Cronos Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	9.89%	3/1/2021	3/1/2028	71,173	70,589	70,462	1.16
Cronos Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	9.87%	3/1/2021	3/1/2028	14,758	14,688	14,610	0.24
Cronos Crimson Holdings, Inc.	(4)(5)(10)	SOFR +	6.24%	10.06%	4/25/2025	3/1/2028	17,647	17,528	17,471	0.29

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Technology (continued)
CT Technologies Intermediate Holdings, Inc.	(4)(10)	SOFR +	5.00%	8.67%	8/30/2024	8/30/2031	$27,992	$27,775	$27,992	0.46%
CT Technologies Intermediate Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.67%	8/30/2024	8/30/2031	465	416	406	0.01
CT Technologies Intermediate Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	8/5/2025	8/30/2031	28,041	27,791	28,041	0.46
CT Technologies Intermediate Holdings, Inc.	(4)(10)	SOFR +	4.75%	8.42%	7/10/2025	8/30/2031	12,086	11,979	12,086	0.20
CT Technologies Intermediate Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	7/10/2025	8/30/2031	5,180	5,126	5,180	0.08
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	6.00%	9.85%	10/29/2021	10/30/2028	16,572	16,456	15,621	0.26
Healthcomp Holding Company, LLC	(4)(10)	SOFR +	5.75%	9.42%	11/8/2023	11/8/2029	102,661	102,082	96,502	1.58
Kona Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	7/23/2024	7/23/2031	78	74	74	0.00
Kona Buyer, LLC	(4)(5)(10)	SOFR +	4.50%	8.17%	7/23/2024	7/23/2031	1,032	1,024	1,026	0.02
Kona Buyer, LLC	(4)(5)(10)	SOFR +	4.50%	8.16%	6/27/2025	7/23/2031	260	258	258	0.00
Kona Buyer, LLC	(4)(5)(10)	SOFR +	4.50%	8.16%	6/27/2025	7/23/2031	291	290	290	0.00
Magic Bidco, Inc.	(4)(10)	SOFR +	5.75%	9.42%	7/1/2024	7/1/2030	25,614	25,214	24,077	0.39
Magic Bidco, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.42%	7/1/2024	7/1/2030	3,342	3,277	3,119	0.05
Magic Bidco, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.42%	7/1/2024	7/1/2030	1,271	1,256	800	0.01
MEDX AMCP Holdings, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	7/21/2025	7/21/2032	4,100	4,048	4,034	0.07
Modernizing Medicine, Inc.	(4)(7)(10)	SOFR +	4.75%	8.45% (incl. 2.25% PIK)	4/30/2025	4/30/2032	9,021	8,937	9,013	0.15
Neptune Holdings, Inc.	(4)(7)(10)	SOFR +	4.50%	8.20%	12/12/2024	8/31/2030	6,843	6,721	6,819	0.11
Netsmart Technologies, Inc.	(4)(7)(10)	SOFR +	5.20%	8.87% (incl. 2.70% PIK)	8/23/2024	8/23/2031	24,438	24,214	24,134	0.40
Octane Purchaser, Inc.	(4)(5)(7)(9)	SOFR +	4.25%	7.92%	5/19/2025	5/19/2032	2,332	2,319	2,318	0.04
Project Ruby Ultimate Parent Corp.	(8)	SOFR +	2.75%	6.53%	7/18/2025	3/10/2028	8,227	8,227	8,200	0.13
Rocky MRA Acquisition Corp.	(4)(9)	SOFR +	5.00%	8.75%	4/1/2022	4/2/2029	9,355	9,299	9,355	0.15
Signant Finance One, Ltd.	(4)(5)(7)(10)	SOFR +	4.75%	8.45%	10/16/2025	10/16/2031	37,681	37,259	37,434	0.61
								605,805	599,184	9.82

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance
Amerilife Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	8.67%	6/17/2024	8/31/2029		$96,757	$96,380	$96,273	1.58%
Amerilife Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.67%	6/17/2024	8/31/2028		2,670	2,554	2,511	0.04
Beacon Dc, Ltd.	(4)(6)(10)	SOFR +	4.75%	8.45%	12/4/2025	12/4/2032		136,195	134,249	134,152	2.20
Beacon Dc, Ltd.	(4)(5)(6)(7)(10)	SOFR +	4.75%	8.45%	12/4/2025	12/4/2032		2,851	2,587	2,374	0.04
CFCo, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(17)(18)		0.00%	0.00%	9/11/2023	9/13/2038		9,566	1,397	0	0.00
Daylight Beta Parent, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(17)(18)		10.00%	10.00% PIK	9/11/2023	9/12/2033		6,729	5,559	921	0.02
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.45%	10/29/2021	10/29/2030		14,247	14,165	14,247	0.23
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.45%	10/29/2021	10/29/2030		4,723	4,687	4,723	0.08
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.45%	11/17/2023	10/29/2030		6,805	6,715	6,805	0.11
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	4.75%	8.45%	5/21/2024	10/29/2030		5,302	5,243	5,302	0.09
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	4.75%	8.45%	5/21/2024	10/29/2030		4,987	4,963	4,987	0.08
Foundation Risk Partners Corp.	(4)(5)(10)	SOFR +	4.75%	8.45%	9/24/2025	10/29/2030		2,029	2,029	2,029	0.03
Foundation Risk Partners Corp.	(4)(5)(10)	SOFR +	4.75%	8.45%	9/24/2025	10/29/2030		948	948	948	0.02
Galway Borrower, LLC	(4)(5)(10)	SOFR +	4.50%	8.20%	9/30/2021	9/29/2028		14,586	14,527	14,586	0.24
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.21%	9/30/2021	9/29/2028		3,533	3,480	3,533	0.06
Galway Borrower, LLC	(4)(5)(10)	SOFR +	4.50%	8.20%	2/7/2024	9/29/2028		13,250	13,211	13,250	0.22
Gimlet Bidco, GmbH	(4)(6)(8)	E +	5.75%	7.78%	4/15/2024	4/23/2031	EUR	30,620	32,039	35,392	0.58
Gimlet Bidco, GmbH	(4)(6)(8)	E +	5.75%	7.79%	4/15/2024	4/23/2031	EUR	12,475	13,117	14,419	0.24
Gimlet Bidco, GmbH	(4)(6)(7)(8)	E +	5.00%	7.01%	4/15/2024	4/23/2031	EUR	3,378	4,496	3,904	0.06
Higginbotham Insurance Agency, Inc.	(4)(5)(6)(11)	SOFR +	4.50%	8.17%	7/3/2024	6/11/2031		4,913	4,910	4,913	0.08
High Street Buyer, Inc.	(4)(10)	SOFR +	4.50%	8.20%	4/16/2021	4/14/2028		10,199	10,140	10,199	0.17
High Street Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.20%	4/16/2021	4/14/2028		77,565	77,021	77,520	1.27
High Street Buyer, Inc.	(4)(10)	SOFR +	4.50%	8.20%	4/16/2021	4/14/2028		13,464	13,386	13,464	0.22
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.20%	7/18/2025	4/14/2028		4,271	4,180	4,271	0.07
Integrity Marketing Acquisition, LLC	(4)(7)(10)	SOFR +	5.00%	8.67%	8/27/2024	8/25/2028		163,556	162,909	163,542	2.68
Koala Investment Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.25%	7.95%	8/29/2025	8/29/2032		1,380	1,293	1,351	0.02
MRH Trowe Beteiligungsgesellschaft mbH	(4)(6)(7)(8)	E +	5.00%	7.16%	5/15/2025	5/17/2032	EUR	417	462	469	0.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Paisley Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.50%	9.25% (incl. 2.00% PIK)	4/17/2024	5/7/2031	GBP	6,482	$8,039	$8,040	0.13%
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.50%	7.53% (incl. 2.00% PIK)	4/17/2024	5/7/2031	EUR	3,437	3,662	3,725	0.06
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.50%	7.53% (incl. 2.00% PIK)	4/17/2024	5/7/2031	EUR	3,032	3,134	3,285	0.05
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.50%	7.53% (incl. 2.00% PIK)	7/31/2025	5/7/2031	EUR	2,940	3,359	3,186	0.05
Patriot Growth Insurance Services, LLC	(4)(5)(10)	SOFR +	5.00%	8.85%	10/14/2021	10/16/2028		$4,486	4,463	4,486	0.07
Patriot Growth Insurance Services, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.70%	11/17/2023	10/16/2028	4,265		4,238	4,205	0.07
Sail Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.25%	9.22%	11/28/2025	11/28/2032	GBP	8,010	10,500	10,487	0.17
SG Acquisition, Inc.	(4)(7)(10)	SOFR +	4.75%	8.40%	4/3/2024	4/3/2030	123,617		122,827	123,617	2.03
Shelf Bidco, Ltd.	(4)(6)(10)(18)	SOFR +	5.18%	8.85%	10/17/2024	10/17/2031	148,007		147,421	148,007	2.43
Simplicity Financial Marketing Group Holdings, Inc.	(4)(5)(6)(7)(10)	SOFR +	4.75%	8.45%	12/31/2024	12/31/2031	9,788		9,703	9,777	0.16
Sparta UK Bidco, Ltd.	(4)(5)(6)(8)	S +	6.00%	9.73%	9/25/2024	9/25/2031	GBP	17,779	23,484	23,532	0.39
Sparta UK Bidco, Ltd.	(4)(5)(6)(8)	E +	5.25%	7.72%	9/25/2024	9/25/2031	EUR	470	526	543	0.01
SQ ABS Issuer, LLC	(4)(5)(6)(8)		7.80%	7.80%	10/11/2024	10/20/2039	4,430		4,398	4,419	0.07
Tennessee Bidco, Limited	(4)(6)(8)	SOFR +	5.50%	8.83% (incl. 2.00% PIK)	7/1/2024	7/1/2031	85,882		84,543	85,882	1.41
Tennessee Bidco, Limited	(4)(5)(6)(8)	SOFR +	5.50%	8.83% (incl. 2.00% PIK)	7/1/2024	7/1/2031	19,750		19,660	19,750	0.32
Tennessee Bidco, Limited	(4)(5)(6)(8)	S +	5.50%	8.97% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	46,286	62,677	61,264	1.00
Tennessee Bidco, Limited	(4)(5)(6)(8)	S +	5.50%	9.23% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	3,478	4,378	4,603	0.08
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.50%	7.37% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	1,936	2,047	2,238	0.04
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.50%	7.37% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	9,407	10,812	10,874	0.18

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Tennessee Bidco, Limited	(4)(5)(6)(8)	SOFR +	5.25%	8.85%	5/9/2025	7/1/2031		$6,639	$6,607	$6,639	0.11%
Tennessee Bidco, Limited	(4)(5)(6)(7)(8)	S +	5.25%	9.47%	5/9/2025	7/1/2031	GBP	380	550	503	0.01
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.25%	7.30%	5/9/2025	7/1/2031	EUR	3,563	4,173	4,118	0.07
THG Acquisition, LLC	(4)(5)(10)	SOFR +	4.75%	8.42%	10/31/2024	10/31/2031	11,536		11,444	11,536	0.19
THG Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	10/31/2024	10/31/2031	1,310		1,285	1,310	0.02
World Insurance Associates, LLC	(4)(7)(11)	SOFR +	5.00%	8.70%	2/14/2025	4/3/2030	95,660		94,635	95,594	1.57
									1,285,212	1,287,705	21.13
Interactive Media & Services
Cadillac BidCo S.à r.l.	(4)(6)(8)	E +	4.75%	6.93%	2/27/2026	2/27/2033	EUR	40,003	47,035	46,007	0.75
North Haven Ushc Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	9.02%	8/28/2024	10/29/2027	2,737		2,690	2,491	0.04
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.05%	8/28/2024	10/29/2027	2,176		2,160	2,100	0.03
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.05%	8/28/2024	10/29/2027	1,274		1,265	1,229	0.02
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.00%	8/28/2024	10/29/2027	542		538	523	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	8.99%	8/28/2024	10/29/2027	1,105		1,078	919	0.02
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.05%	8/28/2024	10/29/2027	630		626	608	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.02%	8/28/2024	10/29/2027	3,882		3,853	3,746	0.06
									59,245	57,623	0.94
IT Services
AI Altius Luxembourg S.à r.l.	(4)(5)(8)		9.75%	9.75%	12/13/2021	12/21/2029	1,172		1,160	1,172	0.02
AI Altius US Bidco, Inc.	(4)(10)	SOFR +	4.75%	8.36%	5/21/2024	12/21/2028	7,531		7,471	7,531	0.12
Allium Buyer, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.67%	5/2/2023	5/2/2030	1,560		1,529	1,553	0.03
Cassipoee, SASU	(4)(5)(6)(8)	E +	4.50%	6.63%	2/26/2025	2/26/2032	EUR	160	165	181	0.00
Denali TopCo, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	8/26/2025	8/26/2032	16,837		16,677	16,716	0.27
Fern Bidco, Ltd.	(4)(5)(6)(8)	S +	5.25%	8.98%	7/1/2024	7/1/2031	GBP	20,317	25,303	26,556	0.44
Fern Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.25%	8.98%	7/1/2024	7/1/2031	GBP	2,222	2,694	2,773	0.05
Infostretch Corporation	(4)(5)(10)	SOFR +	5.75%	9.60%	4/1/2022	4/1/2028	4,813		4,780	4,259	0.07
Inovalon Holdings, Inc.	(4)(10)	SOFR +	5.50%	9.43% (incl. 2.75% PIK)	4/11/2025	11/24/2028	186,268		184,439	178,817	2.93
KEN Bidco, Ltd.	(4)(5)(6)(10)	S +	6.00%	10.00% (incl. 2.50% PIK)	5/3/2024	10/14/2028	GBP	9,645	11,943	10,117	0.17

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
IT Services (continued)
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	ST +	6.00%	7.96%	9/28/2022	9/28/2029	SEK	2,090	$186	$215	0.00%
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	E +	6.00%	8.03%	9/28/2022	9/28/2029	EUR	952	919	1,073	0.02
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	CI +	6.00%	8.01%	9/28/2022	9/28/2029	DKK	4,819	626	727	0.01
Monterey Financing, S.à r.l.	(4)(5)(6)(9)	N +	6.00%	10.14%	9/28/2022	9/28/2029	NOK	5,149	467	518	0.01
Nephele III, BV	(4)(5)(6)(7)(8)	E +	4.35%	6.48%	3/31/2025	1/14/2032	EUR	267	285	304	0.00
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	9.52%	10/25/2021	10/25/2027		$18,885	18,787	18,696	0.31
Red River Technology, LLC	(4)(11)	SOFR +	6.00%	9.82%	5/26/2021	11/26/2028	78,127		77,865	70,509	1.16
Red River Technology, LLC	(4)(5)(11)	SOFR +	6.00%	9.82%	12/1/2025	11/26/2028	8,754		8,620	7,901	0.13
Redwood Services Group, LLC	(4)(10)	SOFR +	5.00%	8.70%	1/3/2025	6/15/2029	76,223		75,650	76,223	1.25
Redwood Services Group, LLC	(4)(7)(10)	SOFR +	5.00%	8.70%	2/5/2024	6/15/2029	98,348		96,832	98,285	1.61
Turing Holdco, Inc.	(4)(5)(6)(8)	SOFR +	6.00%	9.73% (incl. 2.50% PIK)	10/14/2021	10/14/2028	9,170		9,030	7,267	0.12
Turing Holdco, Inc.	(4)(5)(6)(8)	SOFR +	6.00%	9.80% (incl. 2.50% PIK)	10/14/2021	10/14/2028	4,560		4,516	3,613	0.06
Turing Holdco, Inc.	(4)(5)(6)(8)	E +	6.00%	8.15% (incl. 2.50% PIK)	10/14/2021	10/14/2028	EUR	11,829	13,512	10,835	0.18
Turing Holdco, Inc.	(4)(5)(6)(8)	E +	6.00%	8.13% (incl. 2.50% PIK)	10/14/2021	10/14/2028	EUR	4,522	5,146	4,142	0.07
Turing Holdco, Inc.	(4)(6)(10)	SOFR +	6.00%	9.72% (incl. 2.50% PIK)	5/3/2024	10/14/2028	21,551		21,207	17,079	0.28
Turing Holdco, Inc.	(4)(5)(6)(10)	S +	6.00%	9.85% (incl. 2.50% PIK)	5/3/2024	10/14/2028	GBP	16,195	20,048	16,987	0.28
									609,857	584,049	9.59
Life Sciences Tools & Services
Cambrex Corp.	(4)(7)(10)	SOFR +	4.50%	8.17%	3/5/2025	3/5/2032	22,815		22,603	22,565	0.37
Cambrex Corp.	(4)(5)(10)	SOFR +	4.50%	8.17%	3/5/2025	3/5/2032	3,306		3,278	3,273	0.05
Creek Parent, Inc.	(4)(7)(10)	SOFR +	5.00%	8.67%	12/17/2024	12/18/2031	68,111		66,996	67,427	1.11
Falcon Parent Holdings, Inc.	(4)(7)(10)	SOFR +	5.50%	9.17% (incl. 2.75% PIK)	11/6/2024	11/6/2031	28,175		27,956	27,948	0.46
Falcon Parent Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.67%	11/6/2024	11/6/2031	634		602	614	0.01
PAS Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	8/18/2025	8/18/2032	464		454	457	0.01
									121,889	122,284	2.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Machinery
Bidco 76 S.p.A.	(4)(6)(8)	E +	4.75%	6.87%	12/11/2024	12/10/2031	EUR	22,008	$22,792	$25,438	0.42%
Cielo Bidco, Ltd.	(4)(5)(6)(8)	S +	4.75%	8.48%	6/30/2025	3/31/2032	GBP	151	206	200	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(7)(8)	E +	4.75%	6.64%	6/30/2025	3/31/2032	EUR	70	82	81	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(8)	SOFR +	4.75%	8.38%	6/30/2025	3/31/2032		$76	75	76	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(7)(8)	SOFR +	4.75%	8.42%	6/30/2025	3/31/2032	62		61	62	0.00
MHE Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.00%	9.82%	7/21/2021	7/21/2027	1,962		1,952	1,935	0.03
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.07%	8/30/2022	7/21/2027	76		76	75	0.00
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.50%	10.32%	12/20/2022	7/21/2027	76		76	75	0.00
									25,320	27,942	0.45
Marine Transportation
Armada Parent, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	8.92%	10/29/2021	10/29/2030	1,244		1,223	1,244	0.02
Armada Parent, Inc.	(4)(10)	SOFR +	5.25%	8.92%	6/9/2025	10/29/2030	25,152		24,985	25,152	0.41
Kattegat Project Bidco, AB	(4)(5)(6)(8)	SOFR +	5.50%	9.20%	3/20/2024	4/7/2031	2,605		2,558	2,605	0.04
Kattegat Project Bidco, AB	(4)(5)(6)(7)(8)	E +	5.50%	7.63%	3/20/2024	4/7/2031	EUR	29,819	31,686	34,372	0.56
									60,452	63,373	1.03
Media
Bimini Group Purchaser, Inc.	(4)(10)	SOFR +	4.75%	8.42%	4/26/2024	4/26/2031	69,009		68,509	69,009	1.13
Bimini Group Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	4/26/2024	4/26/2031	12,971		12,804	12,971	0.21
									81,313	81,980	1.34

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc.	(4)(6)(10)	SOFR +	5.25%	8.91%	8/30/2024	8/15/2028		$43,141	$42,885	$43,141	0.71%
KKR Alberta Midstream Finance, Inc.	(4)(6)(10)	SOFR +	5.25%	8.91%	8/30/2024	8/15/2028	23,468		23,289	23,468	0.38
									66,174	66,609	1.09
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.50%	9.27%	11/12/2021	11/12/2027	7,125		7,094	7,071	0.12
Profile Products, LLC	(4)(5)(7)(10)	P +	4.50%	11.25%	11/12/2021	11/12/2027	330		327	326	0.01
Profile Products, LLC	(4)(5)(7)(10)	P +	4.50%	11.25%	11/12/2021	11/12/2027	166		166	163	0.00
									7,587	7,560	0.13
Pharmaceuticals
Animal Wellness Investments S.p.A	(4)(6)(7)(8)	E +	5.25%	7.28%	1/15/2026	1/15/2033	EUR	12,918	14,676	14,609	0.24
Eden Acquisitionco, Ltd.	(4)(6)(7)(10)	SOFR +	5.00%	8.59%	11/2/2023	11/18/2030	36,081		35,551	35,901	0.59
Eden Acquisitionco, Ltd.	(4)(5)(6)(8)	E +	5.00%	7.12%	9/23/2025	11/18/2030	EUR	4,698	5,041	5,430	0.09
Galileo Pharma Bidco S.p.A	(4)(5)(6)(8)	E +	5.00%	7.03%	10/7/2025	10/7/2032	EUR	4,988	5,704	5,650	0.09
Gusto Sing Bidco Pte, Ltd.	(4)(5)(6)(7)(10)	BB +	4.75%	8.54%	11/15/2024	11/15/2031	AUD	1,000	640	687	0.01
Perseus Bidco US, Inc.	(4)(5)(6)(8)	SOFR +	5.00%	8.67%	8/13/2025	8/13/2032	10,406		10,294	10,276	0.17
Stark International Lux	(4)(5)(6)(8)	SOFR +	5.00%	8.67%	8/13/2025	8/13/2032	1,236		1,222	1,221	0.02
Stark International Lux	(4)(5)(6)(8)	E +	5.00%	7.01%	8/13/2025	8/13/2032	EUR	185	215	212	0.00
									73,343	73,986	1.21
Professional Services
Accordion Partners, LLC	(4)(10)	SOFR +	5.00%	8.68%	12/17/2025	11/15/2031	10,220		10,196	10,195	0.17
Accordion Partners, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.70%	12/17/2025	11/15/2031	2,007		1,973	1,956	0.03
ALKU, LLC	(4)(5)(10)	SOFR +	6.25%	9.95%	5/23/2023	5/23/2029	780		770	772	0.01
ALKU, LLC	(4)(10)	SOFR +	5.50%	9.20%	2/21/2024	5/23/2029	26,129		25,816	25,410	0.42
Apex Companies, LLC	(4)(11)	SOFR +	5.00%	8.67%	8/28/2024	1/31/2030	10,813		10,695	10,813	0.18
Apex Companies, LLC	(4)(5)(11)	SOFR +	5.00%	8.68%	1/31/2023	1/31/2030	1,954		1,928	1,954	0.03
Apex Companies, LLC	(4)(5)(11)	SOFR +	5.00%	8.67%	8/28/2024	1/31/2030	8,254		8,166	8,254	0.14
Apex Companies, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.67%	10/24/2025	1/31/2030	7,736		7,574	7,736	0.13
Artisan Acquisitionco, Ltd.	(4)(6)(8)	SOFR +	4.50%	8.20%	9/27/2024	9/30/2031	57,154		56,257	57,011	0.93
Artisan Acquisitionco, Ltd.	(4)(6)(8)	SOFR +	4.50%	8.20%	9/27/2024	9/30/2031	7,938		7,813	7,918	0.13
Baker Tilly Advisory Group, LP	(4)(10)	SOFR +	4.75%	8.42%	6/3/2024	6/3/2031	53,001		52,415	53,001	0.87
Baker Tilly Advisory Group, LP	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	6/2/2025	6/3/2031	4,177		4,031	4,170	0.07
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	4.25%	7.92%	11/2/2021	11/2/2029	5,833		5,773	5,807	0.10

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
Chartwell Cumming Holding, Corp.	(4)(11)	SOFR +	4.75%	8.42%	5/26/2021	11/16/2029		$86,106	$85,734	$86,106	1.41%
Chartwell Cumming Holding, Corp.	(4)(5)(7)(11)	SOFR +	4.75%	8.42%	11/18/2022	11/16/2029		1,551	1,377	1,551	0.03
Chartwell Cumming Holding, Corp.	(4)(11)	SOFR +	4.75%	8.42%	2/14/2025	11/16/2029		13,901	13,794	13,901	0.23
Chartwell Cumming Holding, Corp.	(4)(5)(11)	SOFR +	4.75%	8.42%	10/7/2025	11/16/2029		8,095	8,059	8,095	0.13
Chartwell Cumming Holding, Corp.	(4)(5)(11)	SOFR +	4.75%	8.42%	2/14/2025	11/16/2029		16,095	15,972	16,095	0.26
Chartwell Cumming Holding, Corp.	(4)(5)(11)	SOFR +	4.75%	8.42%	11/22/2023	11/16/2029		7,957	7,883	7,957	0.13
Cisive Holdings Corp.	(4)(7)(11)	SOFR +	5.75%	9.45%	12/8/2021	12/8/2030		8,292	8,198	7,897	0.13
Clearview Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.27%	8/26/2021	8/31/2029		7,159	7,122	7,159	0.12
CRCI Longhorn Holdings, Inc.	(4)(7)(10)	SOFR +	4.75%	8.42%	8/27/2024	8/27/2031		11,326	11,213	11,310	0.19
Denali Intermediate Holdings, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.50%	9.18%	8/26/2025	8/26/2032		9,216	9,123	9,126	0.15
East River Bidco, GmbH	(4)(6)(7)(8)	E +	5.25%	7.33%	3/26/2025	3/26/2032	EUR	97	103	110	0.00
G&A Partners Holding Company II, LLC	(4)(10)	SOFR +	5.00%	8.67%	5/6/2025	3/3/2031		33,356	32,906	33,356	0.55
G&A Partners Holding Company II, LLC	(4)(5)(10)	SOFR +	5.00%	8.67%	5/6/2025	3/3/2031		20,509	20,423	20,509	0.34
G&A Partners Holding Company II, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.67%	5/6/2025	3/3/2031		4,716	4,653	4,650	0.08
Guidehouse, Inc.	(4)(10)	SOFR +	4.75%	8.42%	10/15/2021	12/16/2030		313,544	312,003	313,544	5.14
IG Investments Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	8.67%	11/1/2024	9/22/2028		45,768	45,414	45,768	0.75
King Bidco S.P.E.C.	(4)(5)(6)(8)	E +	5.25%	7.25%	6/26/2025	6/26/2032	EUR	175	201	198	0.00
King Bidco S.P.E.C.	(4)(5)(6)(8)	E +	5.25%	7.38%	6/26/2025	6/26/2032	EUR	75	86	85	0.00
Mercury Bidco Globe, Limited	(4)(5)(6)(8)	S +	6.00%	9.73%	1/18/2024	1/31/2031	GBP	54,601	68,407	72,270	1.18
Mercury Bidco Globe, Limited	(4)(5)(6)(9)	SOFR +	6.00%	9.67%	1/30/2024	1/31/2031		4,520	4,267	4,520	0.07
MPG Parent Holdings, LLC	(4)(11)	SOFR +	5.00%	8.66%	1/8/2024	1/8/2030		10,735	10,599	10,735	0.18
MPG Parent Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.66%	1/8/2024	1/8/2030		3,281	3,210	3,281	0.05
NDT Global Holding, Inc.	(4)(5)(6)(7)(9)	SOFR +	4.50%	8.17%	6/3/2025	6/4/2032		937	926	937	0.02
Oxford Global Resources, Inc.	(4)(11)	SOFR +	6.00%	9.78%	8/17/2021	8/17/2027		18,531	18,446	18,531	0.30
Oxford Global Resources, Inc.	(4)(7)(11)	SOFR +	6.00%	9.70%	8/17/2021	8/17/2027		2,872	2,848	2,872	0.05
Oxford Global Resources, Inc.	(4)(11)	SOFR +	6.00%	10.21%	6/6/2024	8/17/2027		2,189	2,170	2,189	0.04
Pavion Corp.	(4)(10)	SOFR +	6.00%	9.67%	10/30/2023	10/30/2030		75,024	74,044	75,024	1.23
Pavion Corp.	(4)(10)	SOFR +	5.75%	9.42%	10/30/2023	10/30/2030		15,819	15,658	15,819	0.26

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
Petrus Buyer, Inc.	(4)(10)	SOFR +	4.75%	8.42%	10/17/2022	10/17/2029		$2,436	$2,399	$2,436	0.04%
Petrus Buyer, Inc.	(4)(5)(10)	SOFR +	4.75%	8.42%	2/26/2025	10/17/2029	640		638	640	0.01
Petrus Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.40%	2/26/2025	10/17/2029	78		74	78	0.00
Red Pathway Bidco, AB	(4)(5)(6)(8)	ST +	5.00%	6.95%	10/15/2025	10/15/2032	SEK	55,110	5,753	5,734	0.09
Red Pathway Bidco, AB	(4)(5)(6)(8)	N +	5.00%	9.13%	10/30/2025	10/30/2032	NOK	27,111	2,657	2,758	0.05
Red Pathway Bidco, AB	(4)(5)(6)(8)	CI +	5.00%	7.01%	10/30/2025	10/30/2032	DKK	12,140	1,854	1,850	0.03
Red Pathway Bidco, AB	(4)(5)(6)(8)	E +	5.00%	7.02%	10/30/2025	10/30/2032	EUR	3,658	4,170	4,164	0.07
Red Pathway Bidco, AB	(4)(5)(6)(7)(8)	ST +	5.00%	6.95%	10/15/2025	10/15/2032	SEK	26,701	2,755	2,749	0.05
STV Group, Inc.	(4)(7)(10)	SOFR +	4.75%	8.42%	3/20/2024	3/20/2031	23,929		23,525	23,929	0.39
Teneo Holdings, LLC	(4)(5)(9)	SOFR +	4.75%	8.42%	7/31/2025	7/31/2032	116,485		115,431	116,485	1.91
Teneo Holdings, LLC	(4)(5)(7)(9)	SOFR +	4.75%	8.43%	7/31/2025	7/31/2032	4,259		4,196	4,259	0.07
Teneo Holdings, LLC	(4)(5)(7)(9)	SOFR +	4.75%	8.42%	7/31/2025	7/31/2030	1,597		1,496	1,597	0.03
The North Highland Co, LLC	(4)(5)(10)	SOFR +	4.75%	8.42%	12/20/2024	12/20/2031	15,822		15,693	15,545	0.25
The North Highland Co, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	12/20/2024	12/20/2030	717		659	613	0.01
Thevelia US, LLC	(5)(6)(9)	SOFR +	3.00%	6.70%	7/29/2024	6/18/2029	1,267		1,267	1,246	0.02
Titan Investment Company, Inc.	(4)(8)(17)	SOFR +	5.75%	9.60%	3/20/2020	3/20/2027	40,731		40,345	14,052	0.23
Titan Investment Company, Inc.	(4)(5)(8)	SOFR +	6.75%	10.57% PIK	1/29/2026	4/30/2026	1,476		1,476	1,476	0.02
Titan Investment Company, Inc.	(4)(5)(7)(8)	SOFR +	6.75%	10.57% PIK	3/12/2026	4/30/2026	1,467		1,467	1,467	0.02
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	4.25%	8.02%	6/29/2021	6/29/2029	59,452		59,053	59,452	0.97
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	4.25%	8.02%	6/29/2021	6/29/2029	34,438		34,242	34,438	0.56
Trinity Partners Holdings, LLC	(4)(7)(11)(18)	SOFR +	5.24%	8.99%	12/21/2021	12/31/2030	5,140		5,098	5,140	0.08
West Monroe Partners, LLC	(4)(10)	SOFR +	4.75%	8.42%	11/9/2021	11/8/2028	14,408		14,305	14,336	0.24
West Monroe Partners, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	12/18/2024	11/8/2028	493		489	461	0.01
West Monroe Partners, LLC	(4)(5)(10)	SOFR +	4.75%	8.42%	9/15/2025	11/8/2028	25,805		25,591	25,676	0.42
YA Intermediate Holdings II, LLC	(4)(5)(10)	SOFR +	5.00%	8.85%	10/1/2024	10/1/2031	7,789		7,736	7,750	0.13
YA Intermediate Holdings II, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.66%	10/1/2024	10/1/2031	1,070		1,044	1,046	0.02
									1,351,659	1,337,969	21.95

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Real Estate Management & Development
Castle Management Borrower, LLC	(4)(7)(11)	SOFR +	5.50%	9.20%	11/3/2023	11/5/2029		$22,808	$22,472	$22,667	0.37%
Castle Management Borrower, LLC	(4)(5)(7)(11)	SOFR +	5.50%	9.14%	11/3/2023	11/5/2029	992		957	992	0.02
Community Management Holdings Midco 2, LLC	(4)(10)	SOFR +	4.75%	8.41%	11/1/2024	11/1/2031	9,553		9,439	9,553	0.16
Community Management Holdings Midco 2, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	11/1/2024	11/1/2031	2,656		2,591	2,656	0.04
Community Management Holdings Midco 2, LLC	(4)(5)(10)	SOFR +	5.00%	8.71%	7/8/2025	11/1/2031	5,486		5,437	5,486	0.09
Neptune BidCo, SAS	(4)(5)(6)(8)	E +	5.25%	7.28%	4/1/2024	4/1/2031	EUR	8,395	8,943	9,704	0.16
Odevo, AB	(4)(5)(6)(8)	E +	5.25%	7.36%	10/31/2024	12/31/2030	EUR	251	261	290	0.00
Odevo, AB	(4)(5)(6)(8)	S +	5.25%	9.22%	10/31/2024	12/31/2030	GBP	2,215	2,795	2,932	0.05
Odevo, AB	(4)(5)(6)(8)	ST +	5.25%	7.21%	10/31/2024	12/31/2030	SEK	90,957	8,219	9,608	0.16
Odevo, AB	(4)(6)(8)	SOFR +	5.25%	8.96%	10/31/2024	12/31/2030	28,239		28,128	28,239	0.46
Odevo, AB	(4)(5)(6)(7)(8)	E +	5.25%	7.22%	11/28/2024	12/31/2030	EUR	17,637	18,248	20,205	0.33
Odevo, AB	(4)(5)(6)(8)	SOFR +	5.25%	8.96%	6/30/2025	12/31/2030	10,329		9,442	10,329	0.17
Odevo, AB	(4)(5)(6)(8)	S +	5.25%	8.98%	9/12/2025	12/31/2030	GBP	3,729	4,516	4,936	0.08
Odevo, AB	(4)(5)(6)(8)	S +	4.75%	8.48%	2/18/2026	12/31/2030	GBP	3,760	5,046	4,964	0.08
									126,494	132,561	2.17
Software
Abacus Holdco 2, Oy	(4)(5)(6)(8)	E +	4.50%	6.52%	10/11/2024	10/10/2031	EUR	727	791	841	0.01
Abacus Holdco 2, Oy	(4)(5)(6)(7)(8)	E +	4.50%	6.52%	10/11/2024	10/10/2031	EUR	111	120	128	0.00
Acumatica Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.45%	7/28/2025	7/28/2032	11,613		11,490	11,477	0.19
AI Titan Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	8/29/2024	8/29/2031	4,548		4,507	4,543	0.07
Anaplan, Inc.	(4)(7)(10)	SOFR +	4.50%	8.17%	5/20/2025	6/21/2029	24,184		24,047	24,181	0.40
Arnhem BidCo, GmbH	(4)(6)(7)(8)	E +	4.50%	6.63%	9/18/2024	9/30/2031	EUR	51,761	56,771	59,828	0.98
Auctane, Inc.	(4)(10)	SOFR +	5.75%	9.58%	10/5/2021	10/5/2028	278,297		276,299	278,297	4.56
Auctane, Inc.	(4)(5)(10)	SOFR +	5.75%	9.58%	12/14/2021	10/5/2028	3,273		3,249	3,273	0.05
AuditBoard, Inc.	(4)(7)(10)	SOFR +	4.50%	8.20%	7/12/2024	7/12/2031	13,684		13,568	13,646	0.22
AuditBoard, Inc.	(4)(5)(10)	SOFR +	4.50%	8.20%	12/10/2025	7/12/2031	1,766		1,753	1,761	0.03
Azurite Intermediate Holdings, Inc.	(4)(7)(10)	SOFR +	6.00%	9.67%	3/19/2024	3/19/2031	36,936		36,499	36,919	0.61
Banyan Software Holdings, LLC	(4)(11)	SOFR +	5.50%	9.17%	1/2/2025	1/2/2031	9,297		9,224	9,274	0.15
Banyan Software Holdings, LLC	(4)(5)(11)	SOFR +	5.50%	9.17%	1/2/2025	1/2/2031	6,748		6,694	6,731	0.11
Banyan Software Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.25%	8.92%	10/7/2025	1/2/2031	1,884		1,876	1,827	0.03
Banyan Software Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.50%	9.17%	1/2/2025	1/2/2031	134		126	132	0.00

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Bayshore Intermediate #2, LP	(4)(10)	SOFR +	5.50%	9.18% (incl. 3.00% PIK)	9/19/2025	10/2/2028		$98,374	$98,297	$98,374	1.61%
Bayshore Intermediate #2, LP	(4)(5)(7)(10)	SOFR +	5.00%	8.69%	11/8/2024	10/1/2027		2,287	2,265	2,287	0.04
Bending Spoons US, Inc.	(6)(11)	SOFR +	5.88%	9.54%	2/19/2025	3/7/2031		17,462	17,273	16,043	0.26
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	5.50%	9.17%	8/8/2022	8/8/2028		1,952	1,937	1,952	0.03
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	5.50%	9.17%	8/8/2022	8/8/2028		345	342	345	0.01
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	5.50%	9.17%	8/8/2022	8/8/2028		237	235	237	0.00
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	5.50%	9.17%	10/25/2024	8/8/2028		1,585	1,571	1,585	0.03
Bluefin Holding, LLC	(4)(7)(11)	SOFR +	4.25%	7.92%	9/12/2023	9/12/2029		27,291	26,882	27,291	0.45
Bond Lux HoldCo S.à r.l.	(4)(5)(6)(8)	E +	5.00%	7.59%	9/26/2025	9/27/2032	EUR	9,838	11,357	11,201	0.18
Brave Parent Holdings, Inc.	(4)(7)(9)	SOFR +	4.25%	7.92%	10/17/2025	11/28/2030		66,935	66,447	66,935	1.10
Businessolver.com. Inc.	(4)(10)	SOFR +	4.50%	8.20%	12/3/2025	12/3/2032		5,121	5,082	5,096	0.08
Caribou Bidco, Ltd.	(4)(6)(8)	S +	5.00%	8.73%	7/2/2024	2/1/2029	GBP	39,280	50,012	51,471	0.84
Confine Visual Bidco	(4)(6)(8)	SOFR +	5.75%	9.38%	2/23/2022	2/23/2029		15,868	15,673	13,369	0.22
Confine Visual Bidco	(4)(5)(6)(8)	SOFR +	5.75%	9.38%	3/11/2022	2/23/2029		379	379	319	0.01
Confluence Technologies, Inc.	(4)(5)(9)	SOFR +	5.00%	8.65%	2/14/2025	7/30/2028		2,215	2,169	2,166	0.04
Connatix Buyer, Inc.	(4)(10)	SOFR +	5.50%	9.41%	7/14/2021	7/14/2027		21,080	20,990	20,343	0.33
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.39%	7/14/2021	7/14/2027		3,042	3,018	2,851	0.05
Connatix Buyer, Inc.	(4)(5)(10)	SOFR +	5.50%	9.41%	10/9/2024	7/14/2027		1,129	1,118	1,089	0.02
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.41%	10/9/2024	7/14/2027		674	672	639	0.01
Coupa Software, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.25%	8.92%	2/27/2023	2/27/2030		1,804	1,776	1,790	0.03
Crewline Buyer, Inc.	(4)(7)(11)	SOFR +	6.75%	10.42%	11/8/2023	11/8/2030		61,956	60,829	61,956	1.02
Denali Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.00%	8.73%	9/5/2025	9/5/2031	GBP	17,654	23,279	23,130	0.38
Denali Bidco, Ltd.	(4)(5)(6)(8)	E +	5.00%	7.13%	9/5/2025	9/5/2031	EUR	32,854	38,021	37,595	0.62
Diligent Corp.	(4)(10)	SOFR +	5.00%	8.67%	4/30/2024	8/2/2030		49,683	49,545	49,683	0.81
Diligent Corp.	(4)(10)	SOFR +	5.00%	8.67%	4/30/2024	8/2/2030		8,517	8,493	8,517	0.14
Discovery Education, Inc.	(4)(10)	SOFR +	6.75%	10.52% (incl. 5.76% PIK)	4/7/2022	4/9/2029		34,936	34,715	27,774	0.46
Discovery Education, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.52%	4/7/2022	4/9/2029		1,316	1,290	709	0.01
Discovery Education, Inc.	(4)(5)(10)	SOFR +	6.75%	10.42% (incl. 5.71% PIK)	10/3/2023	4/9/2029		3,930	3,903	3,125	0.05

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Doit International, Ltd.	(4)(5)(7)(11)	SOFR +	4.50%	8.17%	11/25/2024	11/26/2029		$11,490	$11,237	$11,403	0.19%
Dropbox, Inc.	(4)(6)(10)(18)	SOFR +	4.92%	8.59%	12/10/2024	12/11/2029	122,721		121,704	121,494	1.99
Eagan Parent, Inc.	(4)(5)(7)(9)	SOFR +	4.25%	7.92%	9/6/2025	9/8/2032	361		359	359	0.01
Edison Bidco, AS	(4)(5)(6)(7)(8)	E +	5.25%	7.41%	12/18/2024	12/5/2031	EUR	345	345	399	0.01
Elements Finco, Ltd.	(4)(5)(6)(8)	SOFR +	5.00%	8.67%	4/30/2024	4/29/2031	5,046		5,030	5,046	0.08
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.23% (incl. 2.50% PIK)	3/27/2024	4/29/2031	GBP	19,968	24,831	26,429	0.43
Elements Finco, Ltd.	(4)(6)(8)	SOFR +	5.25%	8.92% (incl. 2.25% PIK)	3/27/2024	4/29/2031	6,233		6,181	6,233	0.10
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.23% (incl. 2.50% PIK)	3/27/2024	4/29/2031	GBP	8,951	11,130	11,848	0.19
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.25%	8.98% (incl. 2.25% PIK)	11/29/2024	4/29/2031	GBP	3,672	4,563	4,860	0.08
Everbridge Holdings, LLC	(4)(6)(10)	SOFR +	5.00%	8.66%	7/2/2024	7/2/2031	21,944		21,862	21,944	0.36
Everbridge Holdings, LLC	(4)(5)(6)(7)(10)	SOFR +	5.00%	8.66%	7/2/2024	7/2/2031	2,151		2,128	2,151	0.04
Experity, Inc.	(4)(10)	SOFR +	5.00%	8.70% (incl. 2.25% PIK)	7/22/2021	2/24/2030	12,295		12,192	12,172	0.20
Experity, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.70% (incl. 2.25% PIK)	2/24/2022	2/24/2030	3,966		3,902	3,889	0.06
Flexera Software, LLC	(4)(5)(9)	E +	4.50%	6.45%	8/15/2025	8/16/2032	EUR	9,726	11,354	11,213	0.18
Flexera Software, LLC	(4)(5)(7)(9)	SOFR +	4.50%	8.15%	8/15/2025	8/16/2032	32,226		32,147	32,139	0.53
Gigamon, Inc.	(4)(7)(10)	SOFR +	5.75%	9.57%	3/11/2022	3/9/2029	7,156		7,094	6,966	0.11
Granicus, Inc.	(4)(10)	SOFR +	5.50%	9.17% (incl. 2.00% PIK)	1/17/2024	1/17/2031	17,779		17,664	17,779	0.29
Granicus, Inc.	(4)(7)(10)	SOFR +	5.00%	8.67% (incl. 2.00% PIK)	1/17/2024	1/17/2031	5,215		5,177	5,211	0.09
GS Acquisitionco, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	8.95%	3/26/2024	5/25/2028	2,024		2,013	1,983	0.03
GS Acquisitionco, Inc.	(4)(5)(11)	SOFR +	5.25%	8.95%	3/26/2024	5/25/2028	5,261		5,250	5,196	0.09

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.25%	8.92%	6/14/2024	6/16/2031		$15,286	$15,177	$15,209	0.25%
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.25%	8.92%	9/26/2024	6/16/2031		6,965	6,913	6,930	0.11
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.25%	8.92%	6/14/2024	6/16/2031		5,678	5,637	5,649	0.09
Icefall Parent, Inc.	(4)(7)(11)	SOFR +	4.50%	8.20%	1/26/2024	1/25/2030		39,632	39,171	39,632	0.65
INK BC Bidco S.p.A.	(4)(6)(8)	E +	5.00%	7.14%	7/17/2025	7/16/2032	EUR	21,636	24,625	24,633	0.40
INK BC Bidco S.p.A.	(4)(6)(7)(8)	E +	5.00%	6.98%	7/17/2025	7/16/2032	EUR	1,451	1,638	1,615	0.03
IQN Holding Corp.	(4)(10)	SOFR +	5.75%	9.45% (incl. 3.13% PIK)	5/2/2022	5/2/2029		4,947	4,927	4,947	0.08
IQN Holding Corp.	(4)(5)(7)(10)	SOFR +	5.25%	8.95%	5/2/2022	5/2/2028		345	342	345	0.01
IQN Holding Corp.	(4)(5)(10)	SOFR +	5.75%	9.45% (incl. 3.13% PIK)	5/16/2025	5/2/2029		615	615	615	0.01
IRI Group Holdings, Inc.	(4)(7)(10)	SOFR +	4.25%	7.95%	4/9/2025	12/1/2029		197,537	195,658	197,537	3.24
Jeppesen Holdings, LLC	(4)(5)(7)(9)	SOFR +	4.75%	8.42%	10/31/2025	11/1/2032		64,409	63,931	64,062	1.05
JS Parent, Inc.	(4)(7)(10)	SOFR +	4.75%	8.42%	4/24/2024	4/24/2031		35,131	34,992	35,114	0.58
LD Lower Holdings, Inc.	(4)(11)	SOFR +	7.50%	11.90%	2/8/2021	8/9/2027		83,127	83,108	72,736	1.19
LogicMonitor, Inc.	(4)(7)(10)	SOFR +	5.50%	9.17%	11/15/2024	11/19/2031		21,381	21,120	21,125	0.35
Magnesium BorrowerCo, Inc.	(4)(10)	SOFR +	4.50%	8.17%	5/19/2022	5/18/2029		5,556	5,500	5,556	0.09
Magnesium BorrowerCo, Inc.	(4)(5)(10)	SOFR +	4.50%	8.17%	3/21/2024	5/18/2029		138	137	138	0.00
Magnesium BorrowerCo, Inc.	(4)(5)(10)	S +	4.50%	8.23%	5/19/2022	5/18/2029	GBP	3,331	4,114	4,409	0.07
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	3.75%	7.60%	7/30/2021	7/31/2028		8,330	8,288	7,268	0.12
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.25%	10.10%	6/9/2023	7/31/2028		6,808	6,715	6,331	0.10
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(7)(8)	SOFR +	3.75%	7.45%	2/14/2025	4/30/2028		327	325	279	0.00
Medallia, Inc.	(4)(10)(17)	SOFR +	6.00%	9.70%	10/28/2021	10/29/2028		392,897	381,007	236,721	3.88
Medallia, Inc.	(4)(5)(10)(17)	SOFR +	6.00%	9.70%	8/16/2022	10/29/2028		2,305	2,232	1,389	0.02
ML Holdco, LLC	(4)(5)(7)(9)	SOFR +	4.50%	8.17%	10/24/2025	10/25/2032		1,153	1,147	1,150	0.02

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
MRI Software, LLC	(11)	SOFR +	4.75%	8.45%	9/22/2020	2/10/2028		$6,637	$6,640	$6,612	0.11%
MRI Software, LLC	(11)	SOFR +	4.75%	8.45%	2/10/2020	2/10/2028	89,490		89,269	89,153	1.48
MRI Software, LLC	(4)(5)(7)(11)	SOFR +	4.75%	8.45%	2/10/2020	2/10/2028	2,011		1,986	1,749	0.04
MRI Software, LLC	(4)(5)(7)(11)	SOFR +	4.75%	8.47%	10/2/2025	2/10/2028	1,976		1,962	1,938	0.03
NAVEX TopCo, Inc.	(4)(7)(10)	SOFR +	5.00%	8.68%	10/14/2025	10/14/2032	82,597		81,459	82,445	1.37
Nintex Topco, Limited	(4)(6)(10)	SOFR +	6.00%	9.85%	11/12/2021	11/13/2028	34,116		33,869	30,022	0.49
Noble Midco 3, Ltd.	(4)(5)(6)(7)(10)	SOFR +	4.75%	8.45%	6/10/2024	6/24/2031	17,373		17,215	17,354	0.28
Onward Acquireco, Inc.	(4)(7)(10)	SOFR +	4.75%	8.42%	3/31/2026	4/1/2033	14,641		14,488	14,488	0.24
Optimizely North America, Inc.	(4)(5)(10)	S +	5.50%	9.23%	10/30/2024	10/30/2031	GBP	856	1,101	1,099	0.02
Optimizely North America, Inc.	(4)(5)(10)	E +	5.25%	7.16%	10/30/2024	10/30/2031	EUR	2,853	3,075	3,199	0.05
Optimizely North America, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.67%	10/30/2024	10/30/2031	8,132		8,058	7,876	0.13
PDI TA Holdings, Inc.	(4)(10)	SOFR +	6.00%	9.70% (incl. 2.50% PIK)	2/1/2024	2/3/2031	47,181		46,737	46,591	0.76
PDI TA Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.17%	2/1/2024	2/3/2031	3,547		3,507	3,499	0.06
QBS Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.20%	6/3/2025	6/3/2032	13,412		13,348	13,412	0.22
Rally Buyer, Inc.	(4)(5)(10)	SOFR +	6.25%	9.92% (incl. 3.50% PIK)	7/19/2022	7/19/2029	908		900	790	0.01
Rally Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.40%	7/19/2022	7/19/2029	58		57	43	0.00
Scorpio BidCo SAS	(4)(5)(6)(7)(8)	E +	5.75%	7.88%	4/3/2024	4/30/2031	EUR	22,826	24,348	26,332	0.43
Seven Bidco, SASU	(4)(5)(6)(7)(8)	E +	4.40%	6.41%	8/29/2025	8/27/2032	EUR	3,412	3,967	3,920	0.06
SI Swan UK Bidco, Ltd.	(4)(5)(6)(7)(8)	SOFR +	4.75%	8.42%	12/16/2025	12/16/2032	47,520		47,273	47,262	0.77
Solis Midco, SAS	(4)(5)(6)(7)(8)	E +	4.75%	6.85%	10/8/2025	10/8/2032	EUR	313	357	352	0.01
Spaceship Purchaser, Inc.	(4)(7)(10)(18)	SOFR +	4.67%	8.37%	9/5/2025	10/17/2031	5,246		5,059	5,071	0.08
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	9.27%	3/9/2021	3/11/2027	56,097		55,966	56,097	0.92
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	9.27%	11/19/2021	3/11/2027	20,714		20,640	20,714	0.34
Spitfire Parent, Inc.	(4)(5)(11)	E +	5.50%	7.39%	3/8/2021	3/11/2027	EUR	10,001	12,034	11,560	0.19
Tango Bidco, SAS	(4)(5)(6)(8)	E +	5.25%	7.27%	10/17/2024	10/17/2031	EUR	11,872	12,713	13,654	0.22
Tango Bidco, SAS	(4)(5)(6)(7)(8)	E +	5.25%	7.29%	10/17/2024	10/17/2031	EUR	3,734	3,989	4,282	0.07
Themis Solutions, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.50%	9.17% (incl. 3.75% PIK)	10/29/2025	10/29/2032	24,463		24,059	24,090	0.39

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Tricentis Operations Holdings, Inc.	(4)(7)(10)	SOFR +	6.00%	9.64% (incl. 3.25% PIK)	2/11/2025	2/11/2032		$24,135	$23,899	$23,963	0.39%
Triple Lift, Inc.	(4)(10)	SOFR +	5.75%	9.59%	3/18/2022	5/5/2028	13,565		13,472	12,174	0.20
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	9.59%	5/6/2021	5/5/2028	46,672		46,347	41,100	0.67
Varicent Parent Holdings Corp.	(4)(5)(7)(10)	SOFR +	6.00%	9.70% (incl. 3.25% PIK)	8/23/2024	8/23/2031	13,316		13,142	13,102	0.21
Varicent Parent Holdings Corp.	(4)(5)(7)(10)	SOFR +	6.00%	9.70% (incl. 3.25% PIK)	10/15/2025	8/23/2031	4,894		4,848	4,828	0.08
WPEngine, Inc.	(4)(7)(10)	SOFR +	5.75%	9.44%	8/14/2023	8/14/2029	66,667		65,431	66,465	1.10
Zendesk, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.71%	7/23/2024	11/22/2028	1,831		1,813	1,831	0.03
Zendesk, Inc.	(4)(5)(10)	SOFR +	5.00%	8.69%	11/21/2025	11/22/2028	123		122	123	0.00
Zorro Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	4.65%	8.62%	8/13/2024	8/13/2031	GBP	29,510	36,996	38,635	0.63
Zorro Bidco, Ltd.	(4)(5)(6)(8)	S +	4.65%	8.62%	1/30/2025	8/13/2031	GBP	3,165	3,904	4,147	0.07
Zorro Bidco, Ltd.	(4)(5)(6)(8)	ST +	4.65%	6.66%	2/6/2025	8/13/2031	SEK	43,390	3,953	4,538	0.07
									2,956,069	2,797,344	45.86
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	5.98%	9.65%	5/3/2019	5/3/2028	175,836		175,796	175,835	2.90
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	5.00%	8.78%	6/13/2024	2/28/2028	84,454		84,126	84,454	1.38
Trading Companies & Distributors
Paramount Global Surfaces, Inc.	(4)(11)(17)	SOFR +	6.00%	9.77% (incl. 4.98% PIK)	4/30/2021	12/31/2028	55,653		55,101	36,174	0.59
Red Fox CD Acquisition Corp.	(4)(11)	SOFR +	6.00%	9.70%	3/4/2024	3/4/2030	73,081		71,982	73,081	1.20
Red Fox CD Acquisition Corp.	(4)(5)(7)(11)	SOFR +	6.00%	9.71%	5/31/2024	3/4/2030	16,674		16,219	16,674	0.27
									143,302	125,929	2.06

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Transportation Infrastructure
Capstone Acquisition Holdings, Inc.	(4)(11)	SOFR +	4.50%	8.27%	8/29/2024	11/13/2029		$5,391	$5,377	$5,391	0.09%
Frontline Road Safety, LLC	(4)(8)	SOFR +	4.75%	8.42% (incl. 2.00% PIK)	3/4/2025	3/4/2032		15,362	15,235	15,285	0.25
Frontline Road Safety, LLC	(4)(5)(7)(8)	SOFR +	4.75%	8.42% (incl. 2.00% PIK)	3/4/2025	3/4/2032		4,507	4,458	4,472	0.07
Frontline Road Safety, LLC	(4)(5)(8)	SOFR +	4.75%	8.42% (incl. 2.00% PIK)	5/15/2025	3/4/2032		4,775	4,724	4,751	0.08
Frontline Road Safety, LLC	(4)(5)(7)(8)	SOFR +	4.75%	8.42% (incl. 2.00% PIK)	10/15/2025	3/4/2032		2,772	2,734	2,745	0.04
Frontline Road Safety, LLC	(4)(5)(8)	SOFR +	4.75%	8.42% (incl. 2.00% PIK)	12/31/2025	3/4/2032		2,828	2,801	2,814	0.05
Helix TS, LLC	(4)(10)	SOFR +	5.00%	8.70%	8/4/2021	8/4/2030		34,282	33,940	33,939	0.56
Helix TS, LLC	(4)(10)	SOFR +	5.00%	8.70%	8/4/2021	8/4/2030		20,595	20,406	20,389	0.33
Helix TS, LLC	(4)(10)	SOFR +	5.00%	8.70%	12/22/2023	8/4/2030		3,728	3,679	3,691	0.06
Helix TS, LLC	(4)(5)(10)	SOFR +	5.00%	8.67%	12/14/2022	8/4/2030		970	960	960	0.02
Italian Motorway Holdings S.à r.l	(4)(5)(6)(8)	E +	5.25%	7.38%	4/28/2022	4/28/2029	EUR	78,810	82,018	91,092	1.49
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	9.63%	4/19/2021	10/19/2027		32,678	32,506	32,678	0.54
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	9.65%	4/19/2021	10/19/2027		20,124	20,032	20,124	0.33
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.75%	9.49%	1/31/2022	10/19/2027		4,113	4,090	4,113	0.07
Roadsafe Holdings, Inc.	(4)(5)(11)	P +	4.75%	11.50%	9/11/2024	10/19/2027		1,222	1,210	1,222	0.02
Safety Borrower Holdings, LP	(4)(11)	SOFR +	4.75%	8.42%	12/19/2025	12/19/2032		7,587	7,550	7,587	0.12
Safety Borrower Holdings, LP	(4)(5)(7)(11)	P +	3.75%	10.50%	9/1/2021	12/19/2032		37	31	35	0.00
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.27%	9/24/2021	9/24/2027		36,290	36,113	36,290	0.59
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.27%	9/19/2023	9/24/2027		15,600	15,485	15,600	0.26
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.25%	9/24/2021	9/24/2027		11,263	11,263	11,263	0.18
Sam Holding Co, Inc.	(4)(11)	SOFR +	5.50%	9.25%	9/19/2023	9/24/2027		9,824	9,751	9,824	0.16
Sam Holding Co, Inc.	(4)(5)(7)(11)	SOFR +	5.50%	9.27%	9/5/2024	9/24/2027		11,879	11,799	11,879	0.19
Sam Holding Co, Inc.	(4)(5)(7)(11)	SOFR +	5.50%	9.31%	11/5/2025	9/24/2027		2,195	2,139	2,195	0.04
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	9.32%	7/9/2021	7/9/2028		37,989	37,826	37,894	0.62
TRP Infrastructure Services, LLC	(4)(5)(7)(11)	SOFR +	5.50%	9.32%	12/2/2024	7/9/2028		44,065	43,768	43,915	0.72
									409,895	420,148	6.88
Wireless Telecommunication Services
CCI Buyer, Inc.	(4)(7)(10)	SOFR +	5.00%	8.70%	5/13/2025	5/13/2032		21,969	21,766	21,846	0.36
Total First Lien Debt - non-controlled/non-affiliated									13,934,717	13,576,506	222.56

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/affiliated
Aerospace & Defense
Align Precision Group, LLC	(4)(11)(16)	SOFR +	6.75%	10.45% PIK	7/3/2025	7/3/2030	$8,990	$8,990	$8,990	0.15%
Align Precision Group, LLC	(4)(5)(7)(11)(16)	SOFR +	6.75%	10.45% PIK	7/3/2025	7/3/2030	1,865	1,859	1,865	0.03
								10,849	10,855	0.18
Professional Services
Material Holdings, LLC	(4)(5)(10)(16)	SOFR +	6.00%	9.80% (incl. 6.04% PIK)	6/14/2024	8/19/2027	21,972	21,886	20,433	0.33
Material Holdings, LLC	(4)(5)(10)(16)(17)	SOFR +	6.00%	9.80% PIK	6/14/2024	8/19/2027	6,061	5,263	0	0.00
Material Holdings, LLC	(4)(5)(7)(10)(16)	SOFR +	6.00%	9.80% PIK	6/25/2025	8/19/2027	1,264	1,262	1,223	0.02
								28,411	21,656	0.35
Total First Lien Debt - non-controlled/affiliated								39,260	32,511	0.53
Total First Lien Debt								13,973,977	13,609,017	223.09

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Second Lien Debt
Second Lien Debt - non-controlled/non-affiliated
Health Care Providers & Services
Canadian Hospital Specialties, Ltd.	(4)(5)(6)(8)		8.75%	8.75%	4/15/2021	4/15/2029	CAD	10,533	$8,338	$7,269	0.12%
Jayhawk Buyer, LLC	(4)(11)	SOFR +	9.00%	12.77%	5/26/2021	7/16/2028		$5,183	5,150	4,911	0.08
									13,488	12,180	0.20
Health Care Technology
Project Ruby Ultimate Parent Corp.	(4)(5)(10)	SOFR +	5.25%	9.03%	10/15/2024	3/10/2029	1,000		997	990	0.02
Insurance
SQ ABS Issuer, LLC	(4)(5)(6)(8)		9.65%	9.65%	10/11/2024	10/20/2039	2,954		2,916	2,924	0.05
Interactive Media & Services
Speedster Bidco, GmbH	(4)(6)(8)	CA +	5.50%	7.81%	12/10/2024	2/13/2032	CAD	50,654	35,577	34,775	0.57
IT Services
Inovalon Holdings, Inc.	(4)(10)	SOFR +	8.50%	12.43% PIK	4/11/2025	11/24/2033	16,685		16,510	14,850	0.24
Machinery
Victory Buyer, LLC	(4)(8)	SOFR +	6.00%	9.67%	2/13/2026	2/13/2034	8,333		8,212	8,333	0.14
Professional Services
Thevelia US, LLC	(4)(5)(6)(9)	SOFR +	5.00%	8.70%	6/17/2022	6/17/2032	4,920		4,828	4,920	0.08
Real Estate Management & Development
Progress Residential PM Holdings, LLC	(4)(8)	SOFR +	4.75%	8.42%	9/11/2025	9/11/2028	73,660		73,060	72,923	1.20
Software
CB Nike Holdco, LLC	(4)(11)	SOFR +	7.35%	11.02% PIK	11/25/2024	11/26/2029	41,150		40,558	40,738	0.67
Denali Holdco, Ltd.	(4)(5)(6)(8)		9.80%	9.80% PIK	9/5/2025	9/5/2032	EUR	14,255	16,554	16,229	0.27
Denali Holdco, Ltd.	(4)(5)(6)(8)		11.20%	11.20% PIK	9/5/2025	9/5/2032	GBP	8,271	11,067	10,784	0.18
INK BC Bidco S.p.A.	(4)(6)(8)	E +	8.25%	10.39% PIK	7/17/2025	7/16/2033	EUR	2,956	3,369	3,366	0.06
INK BC Bidco S.p.A.	(4)(6)(8)	E +	8.25%	10.37%	11/12/2025	7/17/2033	EUR	2,207	2,510	2,513	0.04
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.50%	10.30% (incl. 6.50% PIK)	7/30/2021	7/30/2029	3,792		3,771	3,185	0.05
Solis Midco, SAS	(4)(5)(6)(8)	E +	7.75%	9.85% PIK	10/8/2025	10/8/2033	EUR	104	119	117	0.00
									77,948	76,932	1.27
Total Second Lien Debt - non-controlled/non-affiliated									233,536	228,827	3.77
Total Second Lien Debt									233,536	228,827	3.77
Unsecured Debt
Unsecured Debt - non-controlled/non-affiliated
Health Care Technology
Healthcomp Holding Company, LLC	(4)(5)(8)		13.75%	13.75% PIK	11/8/2023	11/7/2031	14,207		13,992	12,502	0.20
Total Unsecured Debt - non-controlled/non-affiliated									13,992	12,502	0.20
Total Unsecured Debt									13,992	12,502	0.20

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity
Equity - non-controlled/non-affiliated
Aerospace & Defense
Micross Topco, Inc. - Common Equity	(4)			3/28/2022		4,767	$4,767	$7,877	0.14%
Air Freight & Logistics
Mode Holdings, LP - Class A-2 Common Units	(4)			12/9/2019		5,486,923	5,486	604	0.01
Red Griffin ParentCo, LLC - Class A Common Units	(4)			11/27/2024		935	3,968	903	0.01
							9,454	1,507	0.02
Biotechnology
Axsome Therapeutics, Inc. - Common Stock	(6)			5/6/2025		2,397	257	405	0.01
Commercial Services & Supplies
Genstar Neptune Blocker, LLC - Blocker Note	(4)			12/2/2024		8,738	9	9	0.00
Genstar Neptune Blocker, LLC - Blocker Units	(4)			12/2/2024		218	343	401	0.01
Genstar Neptune Blocker, LLC - Class Z Units	(4)			12/2/2024		57	81	96	0.00
GTCR Investors, LP - Class A-1 Common Units	(4)			9/29/2023		417,006	417	619	0.01
GTCR/Jupiter Blocker, LLC - Blocker Note	(4)			12/2/2024		6,291	6	6	0.00
GTCR/Jupiter Blocker, LLC - Class Z Units	(4)			12/2/2024		41	58	69	0.00
Jupiter Ultimate Holdings, LLC - Class A Common Units	(4)			11/8/2024		1	0	0	0.00
Jupiter Ultimate Holdings, LLC - Class B Common Units	(4)			11/8/2024		278	218	231	0.00
Jupiter Ultimate Holdings, LLC - Class C Common Units	(4)			11/8/2024		278,074	221	289	0.00
RC VI Buckeye Holdings, LLC - LLC Units	(4)			1/2/2025		161,291	161	187	0.00
							1,514	1,907	0.02

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class A Units	(4)			12/10/2021		1	$702	$0	0.00%
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class C Preferred Units	(4)			7/12/2023		1	83	0	0.00
EIS Acquisition Holdings, LP - Class A Common Units	(4)			11/1/2021		6,761	3,350	5,781	0.09
							4,135	5,781	0.09
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interest	(4)		11.50%	8/3/2021		12,511,857	12,314	16,066	0.28
DTA, LP - Class A Common Units	(4)			3/25/2024		2,516,215	2,729	4,064	0.07
							15,043	20,130	0.35
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Common Units	(4)			10/1/2021		6,930	5,876	7,658	0.13
Point Broadband Holdings, LLC - Class B Common Units	(4)			10/1/2021		369,255	1,053	1,082	0.02
Point Broadband Holdings, LLC - Class Additional A Common Units	(4)			3/24/2022		1,489	1,263	1,646	0.03
Point Broadband Holdings, LLC - Class Additional B Common Units	(4)			3/24/2022		79,358	226	233	0.00
							8,418	10,619	0.18
Electrical Equipment
Griffon Aggregator, Ltd. - LP Interest	(4)			7/31/2025		610,738	611	690	0.01
Electronic Equipment, Instruments & Components
NSI Parent, LP - Class A Common Units	(4)			12/23/2024		578,564	466	550	0.01
Spectrum Safety Solutions Purchaser, LLC - Common Equity	(4)(6)			7/1/2024		5,286,915	5,287	6,186	0.10
							5,753	6,736	0.11
Financial Services
THL Fund IX Investors (Plymouth II), LP - LP Interest	(4)			8/31/2023		212,137	212	379	0.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)			9/10/2021		539	$539	$202	0.00%
Health Care Providers & Services
AVE Holdings I Corp. - Series A-1 Preferred Shares	(4)		11.50%	2/25/2022		625,944	607	266	0.00
Jayhawk Holdings, LP - Class A-1 Common Units	(4)			5/26/2021		2,201	392	53	0.00
Jayhawk Holdings, LP - Class A-2 Common Units	(4)			5/26/2021		1,185	211	28	0.00
WHCG Purchaser, Inc. - Class A Common Units	(4)			8/2/2024		4,755,436	0	0	0.00
							1,210	347	0.00
Health Care Technology
Caerus Midco 2 S.à r.l. - Additional Vehicle Units	(4)(6)			10/28/2022		11,710	12	1	0.00
Caerus Midco 2 S.à r.l. - Vehicle Units	(4)(6)			5/25/2022		58,458	58	47	0.00
Healthcomp Holding Company, LLC - Preferred Interest	(4)		6.00%	11/8/2023		9,850	985	39	0.00
							1,055	87	0.00
Insurance
Beacon HC, Ltd. - Class A Shares	(4)(6)			12/4/2025		20,429	1,290	1,290	0.02
Beacon HC, Ltd. - Class C Shares	(4)(6)			12/4/2025		1,135	72	72	0.00
CFCo, LLC (Benefytt Technologies, Inc.) - Class B Units	(4)			9/28/2023		14,907,400	0	0	0.00
SelectQuote, Inc. - Warrants	(4)(6)			10/11/2024		601,075	0	108	0.00
Shelf Holdco, Ltd. - Common Equity	(4)(6)			12/30/2022		50,000	50	190	0.00
							1,412	1,660	0.02
IT Services
NC Ocala Co-Invest Beta, LP - LP Interest	(4)			11/12/2021		2,854,133	2,854	1,399	0.02
Life Sciences Tools & Services
Falcon Top Parent, LLC - Class A Common Units	(4)			11/6/2024		772,599	773	773	0.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Professional Services
OHCP V TC COI, LP - LP Interest	(4)				6/29/2021		3,500,000	$3,502	$10,570	0.17%
Tricor Horizon - LP Interest	(4)(6)				6/13/2022		405,651	406	414	0.01
Trinity Air Consultants Holdings Corp. - Common Units	(4)				6/12/2024		2,583	3	8	0.00
								3,911	10,992	0.18
Real Estate Management & Development
Community Management Holdings Parent, LP - Series A Preferred Units	(4)			8.00%	11/1/2024		310,331	310	348	0.01
Software
AI Titan Group Holdings, LP - Class A-2 Common Units	(4)				8/28/2024		44	44	46	0.00
Connatix Parent, LLC - Class L Common Units	(4)				7/14/2021		42,045	462	75	0.00
Descartes Holdings, Inc. - Class A Common Stock	(4)				10/9/2023		4,913	213	0	0.00
Expedition Holdco, LLC - Class A Common Units	(4)				2/24/2022		90	57	50	0.00
Expedition Holdco, LLC - Class B Common Units	(4)				2/24/2022		90,000	33	16	0.00
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)			10.50%	7/30/2021		3,550,000	3,444	4,027	0.07
Mimecast Limited - LP Interest	(4)				5/3/2022		667,850	668	735	0.01
Noble Aggregator GP, LLC - GP Units	(4)				10/14/2025		318	0	0	0.00
Noble Aggregator, LP - Common Equity Class A Units	(4)				10/14/2025		318	318	313	0.01
TPG IX Newark CI, LP - LP Interest	(4)				10/26/2023		1,965,727	1,966	1,879	0.03
Zoro - Common Equity	(4)				11/22/2022		2,073	21	24	0.00
Zoro - Series A Preferred Shares	(4)	SOFR +	9.50%	13.18%	11/22/2022		88	85	136	0.00
								7,311	7,301	0.12
Specialty Retail
CustomInk, LLC - Series A Preferred Units	(4)				5/3/2019		384,520	5,200	6,252	0.10
Transportation Infrastructure
Ncp Helix Holdings, LLC - Preferred Shares	(4)			8.00%	8/3/2021		376,232	292	500	0.01
Total Equity - non-controlled/non-affiliated								75,031	85,892	1.41

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/affiliated
Aerospace & Defense
Align Precision Group, LLC - Class A-3 Units	(4)(16)			7/3/2025		4,296	$384	$681	0.01%
Insurance
Blackstone Donegal Holdings LP - LP Interests (Westland Insurance Group LTD)	(4)(6)(16)			1/5/2021			1	5,221	0.09
Professional Services
Material+ Holding Company, LLC - Class C Units	(4)(16)			6/14/2024		5,898	0	0	0.00
Material+ Holding Company, LLC - Class A Units	(4)(16)			3/6/2026		22	0	0	0.00
Material+ Holding Company, LLC - Class A Preferred Units	(4)(16)			3/6/2026		5	0	0	0.00
Material+ Holding Company, LLC - Class B Preferred Units	(4)(16)			3/6/2026		3	0	0	0.00
							0	0	0.00
Total Equity - non-controlled/affiliated							385	5,902	0.10
Total Equity							75,416	91,794	1.51
Total Investments - non-controlled/non-affiliated							14,257,276	13,903,727	227.94
Total Investments - non-controlled/affiliated							39,645	38,413	0.63
Total Investment Portfolio							14,296,921	13,942,140	228.57
Cash and Cash Equivalents
BlackRock ICS US Treasury Fund			3.50%				166	166	0.00
Fidelity Investments Money Market Treasury Portfolio - Class I			3.55%				2	2	0.00
State Street Institutional U.S. Government Money Market Fund - Investor Class			3.52%				7,158	7,158	0.12
State Street Institutional U.S. Government Money Market Fund - Premier Class			3.60%				38,156	38,156	0.63
Other Cash and Cash Equivalents							305,794	305,794	5.01
Total Cash and Cash Equivalents							351,276	351,276	5.76
Total Portfolio Investments, Cash and Cash Equivalents							$14,648,197	$14,293,416	234.33%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Condensed Consolidated Schedule of Investments) are denominated in U.S. dollars. As of March 31, 2026, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2026. Variable rate loans typically include an interest reference rate floor feature. As of March 31, 2026, 90.0% of the debt portfolio at fair value had an interest rate floor above zero. Rates on equity instruments represents contractual dividend rates on certain preferred equity positions.
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
(6)The investment is not a Qualifying Asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, Qualifying Assets represent at least 70% of the Company’s total assets. As of March 31, 2026, non-qualifying assets represented 18.0% of total assets as calculated in accordance with regulatory requirements.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
123Dentist, Inc.	Delayed Draw Term Loan	9/16/2027	$18,176	$—
Abacus Holdco 2, Oy	Delayed Draw Term Loan	8/13/2027	177	—
Accordion Partners, LLC	Revolver	11/15/2031	1,789	(9)
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	6,425	—
Accuity Delivery Systems, LLC	Revolver	5/29/2031	5,327	(27)
Accuity Delivery Systems, LLC	Delayed Draw Term Loan	5/29/2026	15,982	(80)
ACI Group Holdings, Inc.	Revolver	8/2/2027	116	—
Acumatica Holdings, Inc.	Revolver	7/28/2032	1,935	(19)
ADCS Clinics Intermediate Holdings, LLC	Revolver	5/7/2026	780	—
AI Titan Parent, Inc.	Delayed Draw Term Loan	9/30/2026	675	—
AI Titan Parent, Inc.	Revolver	8/29/2031	544	(5)
Albireo Energy, LLC	Delayed Draw Term Loan	8/5/2027	25,000	—
Align Precision Group, LLC	Delayed Draw Term Loan	4/3/2030	135	—
Allium Buyer, LLC	Revolver	5/2/2029	249	(7)
American Restoration Holdings, LLC	Delayed Draw Term Loan	2/19/2027	4,447	—
Amerilife Holdings, LLC	Revolver	8/31/2028	13,350	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	6/17/2026	29	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	2/28/2027	31,555	(79)
Amerivet Partners Management, Inc.	Revolver	2/25/2028	589	—
Anaplan, Inc.	Revolver	6/21/2028	161	(3)
Animal Wellness Investments S.p.A	Delayed Draw Term Loan	1/15/2029	2,418	—
Apex Companies, LLC	Delayed Draw Term Loan	10/24/2027	20,497	—
Armada Parent, Inc.	Revolver	10/29/2030	3,000	—
Arnhem BidCo, GmbH	Delayed Draw Term Loan	10/1/2027	9,126	—
Aryeh Bidco Investment, Ltd.	Revolver	1/14/2033	748	(7)
Aryeh Bidco Investment, Ltd.	Delayed Draw Term Loan	1/14/2028	898	—
Ascend Buyer, LLC	Revolver	9/30/2028	2,572	—
AuditBoard, Inc.	Revolver	7/12/2031	1,766	(4)
Axsome Therapeutics, Inc.	Delayed Draw Term Loan	5/31/2026	8,805	—
Axsome Therapeutics, Inc.	Delayed Draw Term Loan	5/31/2027	8,805	—
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	4,104	(17)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Baker Tilly Advisory Group, LP	Delayed Draw Term Loan	6/3/2027	$729	$(7)
Baker Tilly Advisory Group, LP	Revolver	6/3/2030	10,339	—
Bamboo US BidCo, LLC	Revolver	9/29/2029	142	—
Banyan Software Holdings, LLC	Revolver	1/2/2031	872	—
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/8/2027	9,646	—
Bayshore Intermediate #2, LP	Revolver	10/1/2027	6,936	—
Bazaarvoice, Inc.	Revolver	5/7/2029	37,992	(190)
Beacon Dc, Ltd.	Delayed Draw Term Loan	12/4/2027	27,239	(156)
Beacon Dc, Ltd.	Revolver	12/4/2032	18,530	—
Bimini Group Purchaser, Inc.	Revolver	4/26/2031	7,337	—
Biotouch Global Solutions, Inc.	Delayed Draw Term Loan	8/27/2027	5,409	(41)
Biotouch Global Solutions, Inc.	Revolver	8/27/2032	865	—
Bluefin Holding, LLC	Revolver	9/12/2029	2,244	—
Brave Parent Holdings, Inc.	Revolver	11/28/2030	6,409	—
Brilliance Technologies, Inc.	Revolver	3/11/2032	900	(5)
Brilliance Technologies, Inc.	Delayed Draw Term Loan	9/11/2027	1,200	(1)
Caerus US 1, Inc.	Revolver	5/25/2029	265	—
Cambium Learning Group, Inc.	Revolver	7/20/2027	43,592	—
Cambrex Corp.	Revolver	3/5/2032	2,243	—
Canadian Hospital Specialties, Ltd.	Revolver	4/15/2027	1,607	—
Carr Riggs & Ingram Capital, LLC	Revolver	11/18/2031	583	—
Carr Riggs & Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	2,544	—
Castle Management Borrower, LLC	Revolver	11/3/2029	1,925	—
Castle Management Borrower, LLC	Delayed Draw Term Loan	12/9/2027	14,164	—
CCI Buyer, Inc.	Revolver	5/13/2032	1,289	(13)
CFGI Holdings, LLC	Revolver	11/2/2029	1,050	(26)
CFS Brands, LLC	Revolver	10/2/2029	6,907	—
Channelside AcquisitionCo, Inc.	Revolver	3/31/2028	3,178	(48)
Charger Debt Merger Sub, LLC	Delayed Draw Term Loan	5/9/2027	6,235	(16)
Charger Debt Merger Sub, LLC	Delayed Draw Term Loan	5/31/2026	493	—
Charger Debt Merger Sub, LLC	Revolver	5/31/2030	1,152	—
Chartwell Cumming Holding, Corp.	Revolver	11/16/2029	20,763	—
Chartwell Cumming Holding, Corp.	Delayed Draw Term Loan	2/23/2028	25,000	—
Cielo Bidco, Ltd.	Delayed Draw Term Loan	3/31/2030	17	—
Cielo Bidco, Ltd.	Delayed Draw Term Loan	3/31/2030	81	—
Cisive Holdings Corp.	Revolver	12/7/2029	1,111	(22)
Clearview Buyer, Inc.	Revolver	2/26/2029	1,142	—
Commander Buyer, Inc.	Delayed Draw Term Loan	6/26/2027	8,671	(43)
Commander Buyer, Inc.	Revolver	6/26/2032	5,781	(58)
Community Management Holdings Midco 2, LLC	Revolver	11/1/2031	868	—
Community Management Holdings Midco 2, LLC	Delayed Draw Term Loan	7/8/2027	4,531	—
Compsych Investments Corp.	Delayed Draw Term Loan	7/22/2027	3,471	(156)
Connatix Buyer, Inc.	Revolver	7/14/2027	2,390	—
Connatix Buyer, Inc.	Delayed Draw Term Loan	4/9/2026	341	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	2,361	(4)
Consor Intermediate II, LLC	Revolver	5/10/2031	800	—
Continental Buyer, Inc.	Revolver	4/2/2031	2,715	—
Continental Buyer, Inc.	Revolver	4/2/2031	4,350	(22)
Continental Buyer, Inc.	Revolver	4/2/2031	2,081	(10)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Continental Buyer, Inc.	Delayed Draw Term Loan	4/21/2028	$4,163	$(10)
Coupa Software, Inc.	Delayed Draw Term Loan	6/3/2027	164	(6)
Coupa Software, Inc.	Revolver	2/27/2029	126	(8)
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	1,912	(16)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2026	2,867	—
Creek Parent, Inc.	Revolver	12/18/2031	9,893	(173)
Crewline Buyer, Inc.	Revolver	11/8/2030	6,438	—
Crumbl Enterprises, LLC	Revolver	4/30/2032	120	(1)
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/30/2026	2,002	—
CT Technologies Intermediate Holdings, Inc.	Revolver	8/30/2031	5,904	(59)
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	5/23/2027	1,735	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/5/2027	1,737	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	5/23/2027	1,165	—
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	1,724	—
DCG Acquisition Corp.	Revolver	6/13/2031	5,937	(59)
Denali Bidco, Ltd.	Delayed Draw Term Loan	9/5/2027	300	(3)
Denali Intermediate Holdings, Inc.	Revolver	8/26/2032	924	—
Denali TopCo, LLC	Delayed Draw Term Loan	8/26/2028	4,977	(25)
Denali TopCo, LLC	Revolver	8/26/2032	2,389	(12)
Discovery Education, Inc.	Revolver	4/9/2029	1,644	—
Divisions Holding Corp.	Revolver	4/17/2032	140	(1)
DM Intermediate Parent, LLC	Revolver	9/30/2030	4,790	—
DM Intermediate Parent, LLC	Delayed Draw Term Loan	9/30/2026	187	—
DM Intermediate Parent, LLC	Delayed Draw Term Loan	12/19/2027	7,898	—
Doit International, Ltd.	Revolver	11/26/2029	5,803	—
Doit International, Ltd.	Delayed Draw Term Loan	11/25/2026	11,606	(87)
DTA Intermediate II, Ltd.	Revolver	3/27/2030	10,769	—
Duro Dyne National Corp.	Revolver	11/15/2031	6,002	—
Duro Dyne National Corp.	Delayed Draw Term Loan	11/15/2026	6,002	(30)
Dwyer Instruments, LLC	Revolver	7/20/2029	712	—
Eagan Parent, Inc.	Delayed Draw Term Loan	9/8/2027	90	—
Eagan Parent, Inc.	Revolver	9/8/2032	48	—
East River Bidco, GmbH	Delayed Draw Term Loan	3/26/2028	31	—
Eden Acquisitionco, Ltd.	Delayed Draw Term Loan	11/17/2026	13,505	(180)
Edison Bidco, AS	Delayed Draw Term Loan	12/18/2026	687	—
Electro Switch Business Trust, LLC	Revolver	9/2/2032	4,345	(43)
ELK Bidco, Inc.	Revolver	6/13/2032	3,373	(17)
ELK Bidco, Inc.	Delayed Draw Term Loan	12/13/2027	3,747	(9)
EMB Purchaser, Inc.	Revolver	3/12/2032	2,196	—
EMB Purchaser, Inc.	Delayed Draw Term Loan	3/13/2028	4,182	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2027	2,864	(4)
Endeavor Schools Holdings, LLC	Delayed Draw Term Loan	1/3/2027	9,765	—
ENV Bidco, AB	Delayed Draw Term Loan	7/29/2026	311	(4)
Essential Services Holding Corp.	Delayed Draw Term Loan	6/17/2026	2,297	(11)
Essential Services Holding Corp.	Revolver	6/17/2030	861	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	3,378	—
Everbridge Holdings, LLC	Revolver	7/2/2031	2,222	—
Experity, Inc.	Delayed Draw Term Loan	9/13/2026	4,457	(22)
Experity, Inc.	Revolver	2/22/2030	1,495	(15)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Falcon Parent Holdings, Inc.	Delayed Draw Term Loan	8/15/2027	$2,169	$(16)
Falcon Parent Holdings, Inc.	Revolver	11/6/2031	2,035	—
Fastener Distribution Holdings, LLC	Delayed Draw Term Loan	10/31/2026	7,125	—
Fern Bidco, Ltd.	Delayed Draw Term Loan	7/3/2027	10,035	—
Firmus Supercloud Pty Ltd	Delayed Draw Term Loan	3/15/2027	77,858	—
Flexera Software, LLC	Revolver	8/15/2032	2,473	(6)
Foundation Risk Partners Corp.	Revolver	10/29/2029	3,332	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	2/26/2027	2,142	—
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	464	—
Frontline Road Safety, LLC	Revolver	3/4/2032	2,565	(13)
Frontline Road Safety, LLC	Delayed Draw Term Loan	3/4/2028	2,633	—
FusionSite Midco, LLC	Revolver	11/17/2029	4,087	—
FusionSite Midco, LLC	Delayed Draw Term Loan	4/30/2026	5,034	—
G&A Partners Holding Company II, LLC	Revolver	3/1/2030	3,288	(66)
Galway Borrower, LLC	Revolver	9/29/2028	5,641	—
Gatekeeper Systems, Inc.	Delayed Draw Term Loan	8/27/2026	7,218	—
Gatekeeper Systems, Inc.	Revolver	8/28/2030	3,175	(111)
GFT Infrastructure, Inc.	Revolver	8/5/2030	3,742	—
GGG Midco, LLC	Delayed Draw	4/1/2028	2,948	—
GGG Midco, LLC	Term Loan	4/1/2033	7,167	—
GGG Midco, LLC	Revolver	4/1/2033	1,445	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	720	—
Gigamon, Inc.	Revolver	3/10/2028	437	(11)
Gimlet Bidco, GmbH	Delayed Draw Term Loan	7/30/2028	32,166	—
Granicus, Inc.	Revolver	1/17/2031	2,448	—
Granicus, Inc.	Delayed Draw Term Loan	7/31/2026	388	(4)
Grid Alliance Partners, LLC	Delayed Draw Term Loan	7/1/2027	725	(5)
Grid Alliance Partners, LLC	Revolver	7/1/2030	2,740	—
Griffon Bidco, Inc.	Delayed Draw Term Loan	9/30/2027	4,072	(20)
Griffon Bidco, Inc.	Revolver	7/31/2031	4,072	(41)
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	7/2/2027	497	—
Ground Penetrating Radar Systems, LLC	Revolver	1/2/2032	288	—
GS Acquisitionco, Inc.	Revolver	5/25/2028	951	—
GS Acquisitionco, Inc.	Delayed Draw Term Loan	5/16/2027	1,429	(4)
Guardian Bidco, Inc.	Delayed Draw Term Loan	8/14/2028	711	(7)
Gusto Sing Bidco Pte, Ltd.	Delayed Draw Term Loan	11/15/2027	101	—
High Street Buyer, Inc.	Revolver	4/16/2027	2,254	(45)
High Street Buyer, Inc.	Delayed Draw Term Loan	7/18/2027	24,141	—
Home Service TopCo IV, Inc.	Revolver	12/30/2027	3,509	(38)
Horizon CTS Buyer, LLC	Revolver	3/28/2032	206	—
Icefall Parent, Inc.	Revolver	1/25/2030	3,897	—
IEM New Sub 2, LLC	Delayed Draw Term Loan	12/3/2027	13,164	(99)
IEM New Sub 2, LLC	Delayed Draw Term Loan	12/3/2027	11,010	(28)
IG Investments Holdings, LLC	Revolver	9/22/2028	4,416	—
Imagine 360, LLC	Delayed Draw Term Loan	9/18/2026	2,413	(12)
Imagine 360, LLC	Revolver	9/30/2028	1,514	(15)
Inception Fertility Ventures, LLC	Delayed Draw Term Loan	4/29/2026	10,488	—
INK BC Bidco S.p.A.	Delayed Draw Term Loan	7/16/2028	2,483	—
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2026	9,278	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	$2,791	$(14)
IQN Holding Corp.	Revolver	5/2/2028	246	—
IRI Group Holdings, Inc.	Revolver	12/1/2028	14,316	—
Iris Buyer, LLC	Revolver	10/2/2029	3,850	—
Iris Buyer, LLC	Delayed Draw Term Loan	8/4/2026	1,650	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/20/2026	151	(1)
ISQ Hawkeye Holdco, Inc.	Revolver	8/20/2030	54	—
Java Buyer, Inc.	Revolver	12/15/2030	1,713	—
Java Buyer, Inc.	Delayed Draw Term Loan	2/6/2028	3,492	—
Java Buyer, Inc.	Delayed Draw Term Loan	2/6/2028	888	—
Jeppesen Holdings, LLC	Revolver	11/1/2032	3,340	(25)
JS Parent, Inc.	Revolver	4/24/2031	3,452	(17)
JSS Holdings, Inc.	Delayed Draw Term Loan	11/8/2026	7,492	(37)
Kattegat Project Bidco, AB	Delayed Draw Term Loan	10/5/2026	7,030	(94)
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	6/11/2027	437	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2029	251	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2029	406	(4)
Koala Investment Holdings, Inc.	Delayed Draw Term Loan	2/29/2028	266	(1)
Koala Investment Holdings, Inc.	Revolver	8/29/2032	118	(1)
Kona Buyer, LLC	Revolver	7/23/2031	167	(1)
Kona Buyer, LLC	Delayed Draw Term Loan	6/27/2027	440	(2)
Kwol Acquisition, Inc.	Revolver	12/6/2029	1,659	—
LogicMonitor, Inc.	Revolver	11/19/2031	1,992	(25)
LogicMonitor, Inc.	Delayed Draw Term Loan	9/1/2027	2,722	(17)
LPW Group Holdings, Inc.	Revolver	3/15/2030	5,373	—
Lsf12 Crown US Commercial Bidco, LLC	Revolver	12/2/2029	4,345	(26)
Magic Bidco, Inc.	Delayed Draw Term Loan	7/1/2026	6,568	—
Magic Bidco, Inc.	Revolver	7/1/2030	371	—
Magneto Components BuyCo, LLC	Revolver	12/5/2029	5,508	(41)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	4/30/2028	873	—
MannKind Corp.	Delayed Draw Term Loan	8/6/2027	5,435	—
Material Holdings, LLC	Revolver	8/19/2027	353	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2027	1,685	—
MB2 Dental Solutions, LLC	Revolver	2/13/2031	1,327	—
MEDX AMCP Holdings, LLC	Delayed Draw Term Loan	7/21/2027	1,692	(8)
MEDX AMCP Holdings, LLC	Revolver	7/21/2032	724	(7)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	161	—
ML Holdco, LLC	Delayed Draw Term Loan	10/24/2027	300	(1)
Modernizing Medicine, Inc.	Revolver	4/30/2032	827	(8)
More Cowbell II, LLC	Revolver	9/1/2029	1,177	—
More Cowbell II, LLC	Delayed Draw Term Loan	9/3/2027	871	(11)
MPG Parent Holdings, LLC	Revolver	1/8/2030	1,339	—
MPG Parent Holdings, LLC	Delayed Draw Term Loan	1/8/2027	2,439	—
MRH Trowe Beteiligungsgesellschaft mbH	Delayed Draw Term Loan	5/15/2028	58	—
MRH Trowe Beteiligungsgesellschaft mbH	Revolver	11/15/2031	35	—
MRI Software, LLC	Revolver	2/10/2028	6,033	—
MRI Software, LLC	Delayed Draw Term Loan	10/2/2027	3,137	—
NAVEX TopCo, Inc.	Revolver	10/14/2031	5,910	(124)
NAVEX TopCo, Inc.	Delayed Draw Term Loan	10/14/2027	10,494	(26)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	$7,762	$—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	7,762	—
NDC Acquisition Corp.	Revolver	3/9/2028	2,055	—
NDT Global Holding, Inc.	Revolver	6/4/2032	165	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	6/4/2027	194	—
Nephele III, BV	Delayed Draw Term Loan	12/17/2027	28	—
Neptune Holdings, Inc.	Revolver	8/31/2029	933	(23)
Netsmart Technologies, Inc.	Delayed Draw Term Loan	11/17/2027	3,130	(16)
Netsmart Technologies, Inc.	Revolver	8/23/2031	4,432	(44)
Noble Midco 3, Ltd.	Delayed Draw Term Loan	6/10/2027	3,875	(19)
Noble Midco 3, Ltd.	Revolver	12/10/2030	2,002	—
North Haven Ushc Acquisition, Inc.	Revolver	10/29/2027	273	—
North Haven Ushc Acquisition, Inc.	Delayed Draw Term Loan	8/28/2026	4,222	—
Octane Purchaser, Inc.	Revolver	5/19/2032	491	(2)
Octane Purchaser, Inc.	Delayed Draw Term Loan	11/19/2027	1,227	—
Odevo, AB	Delayed Draw Term Loan	12/12/2027	36,872	(181)
Onward Acquireco, Inc.	Delayed Draw Term Loan	4/1/2028	6,275	(24)
Onward Acquireco, Inc.	Revolver	4/1/2033	2,614	—
Optimizely North America, Inc.	Revolver	10/30/2031	1,218	(12)
Oxford Global Resources, Inc.	Revolver	8/17/2027	3,085	—
Paisley Bidco, Ltd.	Delayed Draw Term Loan	5/7/2027	906	(3)
PAS Parent, Inc.	Delayed Draw Term Loan	8/18/2028	705	(4)
PAS Parent, Inc.	Revolver	8/18/2031	328	(3)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	469	(9)
Pave America Holding, LLC	Revolver	8/27/2032	2,403	—
Pave America Holding, LLC	Delayed Draw Term Loan	8/29/2027	3,493	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	253	—
Petrus Buyer, Inc.	Revolver	10/17/2029	194	—
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	5,009	—
PKF O'Connor Davies Advisory, LLC	Delayed Draw Term Loan	11/18/2026	369	—
PKF O'Connor Davies Advisory, LLC	Revolver	11/15/2031	141	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	99	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/7/2026	187	—
Profile Products, LLC	Revolver	11/12/2027	207	—
Profile Products, LLC	Revolver	11/12/2027	190	—
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	4/9/2026	3,688	—
QBS Parent, Inc.	Revolver	6/3/2032	1,908	—
QBS Parent, Inc.	Delayed Draw Term Loan	6/3/2027	3,472	—
R1 Holdings, LLC	Revolver	12/29/2028	31	—
RailPros Parent, LLC	Delayed Draw Term Loan	5/24/2027	87	—
RailPros Parent, LLC	Revolver	5/24/2032	62	(1)
Rally Buyer, Inc.	Revolver	7/19/2029	52	—
Red Fox CD Acquisition Corp.	Delayed Draw Term Loan	11/21/2026	11,113	—
Red Pathway Bidco, AB	Delayed Draw Term Loan	4/15/2028	3,962	—
Redwood Services Group, LLC	Delayed Draw Term Loan	1/3/2027	4,608	—
Redwood Services Group, LLC	Delayed Draw Term Loan	2/11/2028	25,000	—
Saber Power Services, LLC	Revolver	10/21/2031	3,846	—
SAFEbuilt, LLC	Delayed Draw Term Loan	1/8/2028	3,378	(17)
SAFEbuilt, LLC	Revolver	1/8/2032	1,267	(13)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Safety Borrower Holdings, LP	Revolver	12/19/2032	$611	$—
Safety Borrower Holdings, LP	Delayed Draw Term Loan	12/19/2027	917	(2)
Sail Bidco, Ltd.	Delayed Draw Term Loan	5/28/2029	1,910	(10)
Sam Holding Co, Inc.	Revolver	3/24/2027	6,000	—
Sam Holding Co, Inc.	Delayed Draw Term Loan	11/5/2026	9,800	—
Scorpio BidCo SAS	Delayed Draw Term Loan	10/4/2026	4,818	(51)
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/19/2026	1,169	—
Seahawk Bidco, LLC	Revolver	12/19/2030	3,097	—
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/24/2027	20,814	(52)
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	5/10/2027	91	—
Seven Bidco, SASU	Delayed Draw Term Loan	8/29/2028	689	(3)
SG Acquisition, Inc.	Revolver	4/3/2030	8,301	—
SI Swan UK Bidco, Ltd.	Delayed Draw Term Loan	6/16/2026	7,142	—
SI Swan UK Bidco, Ltd.	Delayed Draw Term Loan	12/16/2028	8,241	—
Signant Finance One, Ltd.	Revolver	10/16/2031	3,623	(15)
Signant Finance One, Ltd.	Delayed Draw Term Loan	10/16/2027	8,696	(43)
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	12/31/2026	338	—
Simplicity Financial Marketing Group Holdings, Inc.	Revolver	12/31/2031	1,076	(11)
SIQ Holdings III Corp.	Delayed Draw Term Loan	12/19/2027	3,667	—
SIQ Holdings III Corp.	Revolver	12/19/2030	3,107	—
Smile Doctors, LLC	Revolver	12/23/2027	1,233	(43)
Solis Midco, SAS	Delayed Draw Term Loan	4/8/2029	145	—
Spaceship Purchaser, Inc.	Delayed Draw Term Loan	10/17/2027	13,072	(65)
Spaceship Purchaser, Inc.	Revolver	10/17/2031	10,894	(109)
SpecialtyCare, Inc.	Revolver	12/18/2029	1,047	(10)
SpecialtyCare, Inc.	Delayed Draw Term Loan	8/26/2027	317	—
Spectrum Safety Solutions Purchaser, LLC	Delayed Draw Term Loan	7/1/2026	12,901	—
Spectrum Safety Solutions Purchaser, LLC	Revolver	7/1/2030	8,432	—
Speedster Bidco, GmbH	Revolver	6/10/2031	1,801	(140)
Stepping Stones Healthcare Services, LLC	Revolver	1/5/2033	451	(10)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	1/5/2028	726	—
STV Group, Inc.	Revolver	3/20/2030	4,883	—
Tango Bidco, SAS	Delayed Draw Term Loan	7/15/2028	23,054	—
Tango Bidco, SAS	Delayed Draw Term Loan	10/17/2027	962	(7)
Tango Bidco, SAS	Delayed Draw Term Loan	10/17/2027	1,058	—
TEI Intermediate, LLC	Delayed Draw Term Loan	12/13/2026	2,869	—
TEI Intermediate, LLC	Revolver	12/13/2031	2,539	—
Teneo Holdings, LLC	Delayed Draw Term Loan	7/31/2027	5,324	—
Teneo Holdings, LLC	Revolver	7/31/2030	10,115	—
Tennessee Bidco, Limited	Delayed Draw Term Loan	7/1/2026	13,160	—
The Fertility Partners, Inc.	Revolver	9/16/2027	301	(10)
The North Highland Co, LLC	Revolver	12/20/2030	3,500	—
The North Highland Co, LLC	Delayed Draw Term Loan	12/20/2026	5,903	(30)
Themis Solutions, Inc.	Delayed Draw Term Loan	10/29/2027	10,319	(103)
Themis Solutions, Inc.	Revolver	10/29/2032	8,599	(86)
THG Acquisition, LLC	Revolver	10/31/2031	980	—
THG Acquisition, LLC	Delayed Draw Term Loan	10/31/2026	1,601	—
Titan Investment Company, Inc.	Delayed Draw Term Loan	4/29/2026	304	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Tricentis Operations Holdings, Inc.	Revolver	2/11/2032	$2,872	$(29)
Tricentis Operations Holdings, Inc.	Delayed Draw Term Loan	2/11/2027	4,595	(23)
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2029	7,269	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/30/2027	1,433	—
Triple Lift, Inc.	Revolver	5/5/2028	7,697	(789)
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	7/9/2027	16,298	—
Unified Women's Healthcare, LP	Revolver	6/18/2029	241	—
Unified Women's Healthcare, LP	Delayed Draw Term Loan	9/22/2027	17,083	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	12/13/2026	21,535	—
US Oral Surgery Management Holdco, LLC	Revolver	11/20/2028	3,735	—
Varicent Parent Holdings Corp.	Delayed Draw Term Loan	10/15/2027	1,543	(19)
Varicent Parent Holdings Corp.	Revolver	8/23/2031	2,050	(28)
Varicent Parent Holdings Corp.	Delayed Draw Term Loan	10/15/2027	1,045	(5)
Veregy Consolidated, Inc.	Delayed Draw Term Loan	4/16/2027	2,436	(6)
Veregy Consolidated, Inc.	Revolver	4/16/2031	5,845	(44)
Water Holdings Acquisition, LLC	Delayed Draw Term Loan	7/31/2026	2,110	—
West Monroe Partners, LLC	Revolver	11/9/2027	1,443	(29)
West Star Aviation Acquisition, LLC	Revolver	5/20/2032	271	—
West Star Aviation Acquisition, LLC	Delayed Draw Term Loan	5/20/2027	105	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	8/2/2027	7,044	—
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	15,725	—
World Insurance Associates, LLC	Revolver	4/3/2030	4,473	(66)
WPEngine, Inc.	Revolver	8/14/2029	6,667	(200)
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	1,110	—
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/1/2026	2,679	—
Zendesk, Inc.	Revolver	11/22/2028	169	—
Zeus, LLC	Revolver	2/8/2030	2,969	—
Zorro Bidco, Ltd.	Delayed Draw Term Loan	8/13/2027	3,422	—
Total Unfunded Commitments			$1,644,109	$(5,311)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of March 31, 2026 was 0.50%.
(10)The interest rate floor on these investments as of March 31, 2026 was 0.75%.
(11)The interest rate floor on these investments as of March 31, 2026 was 1.00%.
(12)The interest rate floor on these investments as of March 31, 2026 was 1.25%.
(13)The interest rate floor on these investments as of March 31, 2026 was 1.50%.
(14)The interest rate floor on these investments as of March 31, 2026 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)
(16)Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2026, the Company’s non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized Gains (Losses)	Net Realized Gain (Loss)	Fair Value as of March 31, 2026	Dividend and Interest Income
Non-controlled/affiliated Investments
Align Precision Group, LLC	$8,762	$228	$—	$—	$—	$8,990	$227
Align Precision Group, LLC	1,370	495	—	—	—	1,865	42
Align Precision Group, LLC - Class A-3 Units	1,549	—	—	(868)	—	681	—
Blackstone Donegal Holdings LP - LP Interests (Westland Insurance Group LTD)	5,315	—	—	(94)	—	5,221	—
Material Holdings, LLC	22,074	350	(476)	(1,515)	—	20,433	242
Material Holdings, LLC	—	—	—	—	—	—	—
Material Holdings, LLC	725	498	—	—	—	1,223	19
Material+ Holding Company, LLC - Class C Units	—	—	—	—	—	—	—
Material+ Holding Company, LLC - Class A Units	—	—	—	—	—	—	—
Material+ Holding Company, LLC - Class A Preferred Units	—	—	—	—	—	—	—
Material+ Holding Company, LLC - Class B Preferred Units	—	—	—	—	—	—	—
Total	$39,795	$1,571	$(476)	$(2,477)	$—	$38,413	$530
(17)Loan was on non-accrual status as of March 31, 2026.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company’s loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), excluding Axsome Therapeutics, Inc. - Common Stock, and may be deemed to be “restricted securities.” As of March 31, 2026, the aggregate fair value of these securities is $13,941.7 million or 228.56% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(20)The interest rate floor on these investments as of March 31, 2026 was 3.00%.

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
March 31, 2026
(in thousands)
(Unaudited)
ADDITIONAL INFORMATION

Foreign Currency Forward Contracts
Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD	65,701	CAD	90,000	6/25/2026	$974
Wells Fargo Bank, N.A.	USD	75,631	EUR	65,250	6/25/2026	200
Wells Fargo Bank, N.A.	USD	2,783	NOK	26,704	6/25/2026	46
Wells Fargo Bank, N.A.	USD	1,856	DKK	11,958	6/25/2026	5
Wells Fargo Bank, N.A.	USD	62,560	GBP	47,000	6/25/2026	611
Wells Fargo Bank, N.A.	USD	23,347	SEK	217,760	6/25/2026	416
Total Foreign Currency Forward Contracts						$2,252

Interest Rate Swaps
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation)
SMBC Capital Markets, Inc.	November 2027 Notes	5.88%	SOFR +	1.38%	11/15/2027	$400,000	$11,205	$—	$2,954
Wells Fargo Bank, N.A.	April 2028 Notes	5.35%	SOFR +	1.65%	4/13/2028	400,000	5,343	—	2,855
Wells Fargo Bank, N.A.	April 2028 Notes	5.35%	SOFR +	1.39%	4/13/2028	300,000	1,834	—	(1,969)
Wells Fargo Bank, N.A.	June 2030 Notes	5.30%	SOFR +	1.46%	6/30/2030	500,000	10,635	—	2,970
Wells Fargo Bank, N.A.	January 2031 Notes	5.13%	SOFR +	1.66%	1/31/2031	500,000	(4,545)	—	(2,656)
Wells Fargo Bank, N.A.	September 2029 Notes	5.25%	SOFR +	1.93%	9/4/2029	400,000	(4,179)	—	(4,178)
Total Interest Rate Swaps							$20,293	$—	$(24)
(1)For interest rate swaps designated in qualifying hedge relationships, the change in fair value is recorded in Interest expense in the Condensed Consolidated Statements of Operations.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Magnesium BorrowerCo, Inc.	(4)(10)	SOFR +	4.50%	8.22%	5/19/2022	5/18/2029		$5,571	$5,510	$5,571	0.09%
Magnesium BorrowerCo, Inc.	(4)(5)(10)	SOFR +	4.50%	8.22%	3/21/2024	5/18/2029	139		137	139	0.00
Magnesium BorrowerCo, Inc.	(4)(5)(10)	S +	4.50%	8.22%	5/19/2022	5/18/2029	GBP	3,339	4,121	4,501	0.07
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	3.75%	7.57%	7/30/2021	7/31/2028	8,352		8,306	7,308	0.12
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.25%	10.07%	6/9/2023	7/31/2028	6,825		6,695	6,416	0.10
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(7)(8)	SOFR +	3.75%	7.44%	2/14/2025	4/30/2028	393		390	351	0.01
Medallia, Inc.	(4)(10)	SOFR +	6.00%	9.70%	10/28/2021	10/29/2028	393,698		391,116	306,100	4.90
Medallia, Inc.	(4)(5)(10)	SOFR +	6.00%	9.70%	8/16/2022	10/29/2028	2,310		2,292	1,796	0.03
ML Holdco, LLC	(4)(5)(7)(9)	SOFR +	4.50%	8.37%	10/24/2025	10/25/2032	1,153		1,147	1,147	0.02
MRI Software, LLC	(4)(11)	SOFR +	4.75%	8.42%	9/22/2020	2/10/2028	6,655		6,658	6,655	0.11
MRI Software, LLC	(4)(11)	SOFR +	4.75%	8.42%	2/10/2020	2/10/2028	89,728		89,480	89,728	1.44
MRI Software, LLC	(4)(5)(7)(11)	SOFR +	4.75%	8.44%	2/10/2020	2/10/2028	1,609		1,580	1,387	0.02
MRI Software, LLC	(4)(5)(7)(9)	SOFR +	4.75%	8.42%	10/2/2025	2/10/2028	614		601	614	0.01
NAVEX TopCo, Inc.	(4)(7)(10)	SOFR +	5.00%	8.91%	10/14/2025	10/14/2032	82,597		81,413	82,387	1.32
Nintex Topco, Limited	(4)(6)(8)	SOFR +	6.00%	9.83% (incl. 1.50% PIK)	11/12/2021	11/13/2028	34,201		33,930	30,439	0.49
Noble Midco 3, Ltd.	(4)(5)(6)(7)(10)	SOFR +	4.75%	8.42%	6/10/2024	6/24/2031	16,985		16,820	16,966	0.27
Optimizely North America, Inc.	(4)(5)(10)	S +	5.50%	9.22%	10/30/2024	10/30/2031	GBP	858	1,104	1,122	0.02
Optimizely North America, Inc.	(4)(5)(10)	E +	5.25%	7.15%	10/30/2024	10/30/2031	EUR	2,861	3,081	3,261	0.05
Optimizely North America, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.92%	10/30/2024	10/30/2031	8,153		8,075	7,896	0.13
PDI TA Holdings, Inc.	(4)(10)	SOFR +	5.50%	9.34%	2/1/2024	2/3/2031	47,301		46,833	47,301	0.76
PDI TA Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.34%	2/1/2024	2/3/2031	2,787		2,745	2,787	0.04
QBS Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	6/3/2025	6/3/2032	13,619		13,552	13,619	0.22
Rally Buyer, Inc.	(4)(5)(10)	SOFR +	6.25%	9.97% (incl. 3.50% PIK)	7/19/2022	7/19/2029	900		892	815	0.01
Rally Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.42%	7/19/2022	7/19/2029	64		63	54	0.00
Relativity ODA, LLC	(4)(7)(11)	SOFR +	4.50%	8.22%	5/12/2021	5/12/2029	19,337		19,136	19,257	0.31
Scorpio BidCo SAS	(4)(5)(6)(7)(8)	E +	5.75%	7.77%	4/3/2024	4/30/2031	EUR	22,826	24,327	26,773	0.43
Seven Bidco, SASU	(4)(5)(6)(7)(8)	E +	4.50%	6.57%	8/29/2025	8/27/2032	EUR	3,412	3,966	3,986	0.06

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(Unaudited)
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Commander Buyer, Inc.	Delayed Draw Term Loan	6/26/2027	$8,671	$(43)
Commander Buyer, Inc.	Revolver	6/26/2032	5,781	(58)
Community Management Holdings Midco 2, LLC	Revolver	11/1/2031	965	—
Community Management Holdings Midco 2, LLC	Delayed Draw Term Loan	7/8/2027	4,531	—
Compsych Investments Corp.	Delayed Draw Term Loan	7/22/2027	3,471	(152)
Connatix Buyer, Inc.	Revolver	7/14/2027	3,042	—
Connatix Buyer, Inc.	Delayed Draw Term Loan	4/9/2026	510	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	5/10/2026	2,361	—
Consor Intermediate II, LLC	Revolver	5/10/2031	854	—
Continental Buyer, Inc.	Revolver	4/2/2031	2,715	—
Continental Buyer, Inc.	Revolver	4/2/2031	4,350	(22)
Continental Buyer, Inc.	Revolver	4/2/2031	2,081	(10)
Continental Buyer, Inc.	Delayed Draw Term Loan	4/21/2028	4,163	(10)
Coupa Software, Inc.	Delayed Draw Term Loan	6/3/2027	164	—
Coupa Software, Inc.	Revolver	2/27/2029	126	(1)
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	1,912	(16)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2026	2,867	—
Creek Parent, Inc.	Revolver	12/18/2031	9,893	(173)
Crewline Buyer, Inc.	Revolver	11/8/2030	6,438	—
Crumbl Enterprises, LLC	Revolver	4/30/2032	120	(1)
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/30/2026	1,914	—
CT Technologies Intermediate Holdings, Inc.	Revolver	8/30/2031	5,904	(59)
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/30/2026	1,735	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	7/10/2027	88	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/5/2027	1,737	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/5/2027	1,165	—
DCG Acquisition Corp.	Revolver	6/13/2031	5,937	(59)
DCG Acquisition Corp.	Delayed Draw Term Loan	6/13/2026	1,724	—
Denali Bidco, Ltd.	Delayed Draw Term Loan	9/5/2027	300	(3)
Denali Intermediate Holdings, Inc.	Revolver	8/26/2032	924	(9)
Denali TopCo, LLC	Delayed Draw Term Loan	8/26/2028	4,977	(25)
Denali TopCo, LLC	Revolver	8/26/2032	2,389	(12)
Discovery Education, Inc.	Revolver	4/9/2029	987	—
Divisions Holding Corp.	Revolver	4/17/2032	140	(1)
DM Intermediate Parent, LLC	Revolver	9/30/2030	4,790	—
DM Intermediate Parent, LLC	Delayed Draw Term Loan	9/30/2026	3,082	—
DM Intermediate Parent, LLC	Delayed Draw Term Loan	12/19/2027	13,319	(67)
Doit International, Ltd.	Delayed Draw Term Loan	11/25/2026	11,606	(87)
Doit International, Ltd.	Revolver	11/26/2029	5,803	—
Dropbox, Inc.	Delayed Draw Term Loan	12/10/2026	44,118	(221)
DTA Intermediate II, Ltd.	Revolver	3/27/2030	10,769	—
Duro Dyne National Corp.	Delayed Draw Term Loan	11/15/2026	6,002	(30)
Duro Dyne National Corp.	Revolver	11/15/2031	6,002	—
Dwyer Instruments, LLC	Revolver	7/20/2029	823	—
Eagan Parent, Inc.	Delayed Draw Term Loan	9/8/2027	90	—
Eagan Parent, Inc.	Revolver	9/8/2032	48	—
East River Bidco, GmbH	Delayed Draw Term Loan	3/26/2028	31	—
Eden Acquisitionco, Ltd.	Delayed Draw Term Loan	11/17/2026	13,505	(183)
Edison Bidco, AS	Delayed Draw Term Loan	12/5/2026	687	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Electro Switch Business Trust, LLC	Revolver	9/2/2032	$4,345	$(43)
ELK Bidco, Inc.	Revolver	6/13/2032	3,373	(17)
ELK Bidco, Inc.	Delayed Draw Term Loan	12/13/2027	3,747	(9)
EMB Purchaser, Inc.	Delayed Draw Term Loan	3/13/2028	6,681	—
EMB Purchaser, Inc.	Revolver	3/12/2032	3,294	(33)
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2027	2,864	—
Endeavor Schools Holdings, LLC	Delayed Draw Term Loan	1/3/2027	9,765	—
ENV Bidco, AB	Delayed Draw Term Loan	7/29/2026	302	(4)
eResearchTechnology, Inc.	Delayed Draw Term Loan	1/17/2027	24,793	—
eResearchTechnology, Inc.	Revolver	10/17/2031	14,414	(144)
Essential Services Holding Corp.	Delayed Draw Term Loan	6/17/2026	2,297	(11)
Essential Services Holding Corp.	Revolver	6/17/2030	861	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	3,378	—
Everbridge Holdings, LLC	Revolver	7/2/2031	2,222	—
Experity, Inc.	Revolver	2/22/2030	1,495	—
Experity, Inc.	Delayed Draw Term Loan	9/13/2026	4,457	(22)
Falcon Parent Holdings, Inc.	Delayed Draw Term Loan	8/15/2027	2,169	(16)
Falcon Parent Holdings, Inc.	Revolver	11/6/2031	2,502	—
Fastener Distribution Holdings, LLC	Delayed Draw Term Loan	10/31/2026	7,125	—
Fern Bidco, Ltd.	Delayed Draw Term Loan	7/3/2027	10,035	—
Flexera Software, LLC	Revolver	8/15/2032	2,473	(6)
Foundation Risk Partners Corp.	Revolver	10/29/2029	3,076	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	2/26/2027	2,975	—
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	439	—
Frontline Road Safety, LLC	Revolver	3/4/2032	2,565	(13)
Frontline Road Safety, LLC	Delayed Draw Term Loan	3/4/2028	3,289	—
FusionSite Midco, LLC	Revolver	11/17/2029	7,006	(158)
FusionSite Midco, LLC	Delayed Draw Term Loan	4/30/2026	5,034	—
G&A Partners Holding Company II, LLC	Revolver	3/1/2030	3,288	(66)
G&A Partners Holding Company II, LLC	Delayed Draw Term Loan	3/1/2026	4,734	—
Galileo Pharma Bidco S.p.A	Delayed Draw Term Loan	10/7/2028	1,162	—
Galway Borrower, LLC	Revolver	9/29/2028	7,510	—
Galway Borrower, LLC	Delayed Draw Term Loan	2/7/2026	42,246	—
Gannett Fleming, Inc.	Revolver	8/5/2030	6,237	(94)
Gatekeeper Systems, Inc.	Delayed Draw Term Loan	8/27/2026	7,218	—
Gatekeeper Systems, Inc.	Revolver	8/28/2030	3,069	—
GI Ranger Intermediate, LLC	Revolver	10/29/2027	1,040	—
Gigamon, Inc.	Revolver	3/10/2028	262	—
Gimlet Bidco, GmbH	Delayed Draw Term Loan	4/23/2027	564	—
Gimlet Bidco, GmbH	Delayed Draw Term Loan	7/30/2028	36,015	(186)
Granicus, Inc.	Revolver	1/17/2031	2,448	—
Granicus, Inc.	Delayed Draw Term Loan	1/17/2026	388	—
Grid Alliance Partners, LLC	Delayed Draw Term Loan	7/1/2027	4,585	(46)
Grid Alliance Partners, LLC	Revolver	7/1/2030	2,979	(30)
Griffon Bidco, Inc.	Delayed Draw Term Loan	9/30/2027	4,072	—
Griffon Bidco, Inc.	Revolver	7/31/2031	4,072	(41)
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	7/2/2027	497	—
Ground Penetrating Radar Systems, LLC	Revolver	1/2/2032	288	—
GS Acquisitionco, Inc.	Delayed Draw Term Loan	3/26/2026	1,653	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GS Acquisitionco, Inc.	Revolver	5/25/2028	$1,259	$—
GS Acquisitionco, Inc.	Delayed Draw Term Loan	5/16/2027	1,429	(4)
Guardian Bidco, Inc.	Delayed Draw Term Loan	8/14/2028	711	(7)
Gusto Sing Bidco Pte, Ltd.	Delayed Draw Term Loan	11/15/2027	101	—
High Street Buyer, Inc.	Revolver	4/16/2027	2,254	(45)
High Street Buyer, Inc.	Delayed Draw Term Loan	7/18/2027	25,572	—
Home Service TopCo IV, Inc.	Revolver	12/30/2027	3,509	(38)
Horizon CTS Buyer, LLC	Revolver	3/28/2032	206	—
Icefall Parent, Inc.	Revolver	1/17/2030	3,897	—
IEM New Sub 2, LLC	Delayed Draw Term Loan	12/3/2027	13,164	(99)
IEM New Sub 2, LLC	Delayed Draw Term Loan	12/3/2027	11,010	—
IG Investments Holdings, LLC	Revolver	9/22/2028	4,416	—
Imagine 360, LLC	Delayed Draw Term Loan	9/18/2026	2,413	(12)
Imagine 360, LLC	Revolver	9/30/2028	1,514	(15)
Inception Fertility Ventures, LLC	Revolver	4/29/2030	728	—
Inception Fertility Ventures, LLC	Delayed Draw Term Loan	4/29/2026	10,488	—
INK BC Bidco S.p.A.	Delayed Draw Term Loan	7/16/2028	4,166	(42)
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/23/2026	9,278	(16)
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	2,791	(14)
IQN Holding Corp.	Revolver	5/2/2028	207	—
IRI Group Holdings, Inc.	Revolver	12/1/2028	14,316	—
Iris Buyer, LLC	Revolver	10/2/2029	3,673	—
Iris Buyer, LLC	Delayed Draw Term Loan	8/4/2026	1,827	—
ISQ Hawkeye Holdco, Inc.	Revolver	8/20/2030	54	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/20/2026	151	—
Java Buyer, Inc.	Revolver	12/15/2027	367	—
Java Buyer, Inc.	Revolver	12/15/2027	735	—
Java Buyer, Inc.	Delayed Draw Term Loan	5/9/2027	2,173	—
Jeppesen Holdings, LLC	Revolver	10/31/2032	3,340	(25)
JS Parent, Inc.	Revolver	4/24/2031	3,452	(17)
JSS Holdings, Inc.	Delayed Draw Term Loan	11/8/2026	7,492	(37)
Kattegat Project Bidco, AB	Delayed Draw Term Loan	10/5/2026	7,030	(95)
King Bidco S.P.E.C.	Delayed Draw Term Loan	6/26/2028	88	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2029	1,032	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	6/11/2027	741	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	406	(4)
Koala Investment Holdings, Inc.	Delayed Draw Term Loan	2/29/2028	266	(1)
Koala Investment Holdings, Inc.	Revolver	8/29/2032	118	(1)
Kona Buyer, LLC	Revolver	7/23/2031	167	(1)
Kona Buyer, LLC	Delayed Draw Term Loan	6/27/2027	440	(1)
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2026	291	(1)
Kona Buyer, LLC	Delayed Draw Term Loan	7/23/2026	260	(1)
Kwol Acquisition, Inc.	Revolver	12/6/2029	1,345	—
Kwol Acquisition, Inc.	Delayed Draw Term Loan	8/25/2027	84	—
LogicMonitor, Inc.	Revolver	11/15/2031	1,992	(25)
LogicMonitor, Inc.	Delayed Draw Term Loan	9/1/2027	2,722	(17)
LPW Group Holdings, Inc.	Revolver	3/15/2030	5,373	(54)
Lsf12 Crown US Commercial Bidco, LLC	Revolver	12/2/2029	4,345	(6)
Magic Bidco, Inc.	Delayed Draw Term Loan	7/1/2026	6,568	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Magic Bidco, Inc.	Revolver	7/1/2030	$371	$—
Magneto Components BuyCo, LLC	Revolver	12/5/2029	5,508	(41)
Mandolin Technology Intermediate Holdings, Inc.	Revolver	4/30/2028	807	—
MannKind Corp.	Delayed Draw Term Loan	8/6/2027	5,435	—
Material Holdings, LLC	Revolver	8/19/2027	353	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2027	2,182	—
MB2 Dental Solutions, LLC	Delayed Draw Term Loan	2/13/2026	3,962	—
MB2 Dental Solutions, LLC	Revolver	2/13/2031	1,133	—
MEDX AMCP Holdings, LLC	Revolver	7/21/2032	724	(7)
MEDX AMCP Holdings, LLC	Delayed Draw Term Loan	7/21/2027	1,701	(9)
Mercury Bidco Globe, Limited	Delayed Draw Term Loan	1/18/2026	1,881	—
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	161	—
ML Holdco, LLC	Delayed Draw Term Loan	10/24/2027	300	—
Modernizing Medicine, Inc.	Revolver	4/30/2032	827	(8)
More Cowbell II, LLC	Delayed Draw Term Loan	9/3/2027	871	(11)
More Cowbell II, LLC	Revolver	9/1/2029	1,177	—
MPG Parent Holdings, LLC	Revolver	1/8/2030	1,339	—
MPG Parent Holdings, LLC	Delayed Draw Term Loan	1/8/2027	2,439	—
MRH Trowe Beteiligungsgesellschaft mbH	Delayed Draw Term Loan	5/15/2028	70	—
MRH Trowe Beteiligungsgesellschaft mbH	Revolver	11/15/2031	35	—
MRI Software, LLC	Revolver	2/10/2028	6,435	—
MRI Software, LLC	Delayed Draw Term Loan	10/2/2027	4,501	—
NAVEX TopCo, Inc.	Revolver	10/14/2031	5,910	(184)
NAVEX TopCo, Inc.	Delayed Draw Term Loan	10/14/2027	10,494	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	7,762	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	7,762	—
NDC Acquisition Corp.	Revolver	3/9/2028	3,083	—
NDT Global Holding, Inc.	Revolver	6/4/2032	173	(2)
NDT Global Holding, Inc.	Delayed Draw Term Loan	6/4/2027	194	—
Nephele III, BV	Delayed Draw Term Loan	1/14/2028	25	—
Neptune BidCo, SAS	Delayed Draw Term Loan	3/31/2027	205	—
Neptune Holdings, Inc.	Revolver	8/31/2029	933	(23)
Netsmart Technologies, Inc.	Delayed Draw Term Loan	8/23/2026	3,130	(16)
Netsmart Technologies, Inc.	Revolver	8/23/2031	4,432	—
Noble Midco 3, Ltd.	Delayed Draw Term Loan	6/10/2027	3,875	(19)
Noble Midco 3, Ltd.	Revolver	12/10/2030	2,390	—
North Haven Ushc Acquisition, Inc.	Revolver	10/29/2027	359	—
North Haven Ushc Acquisition, Inc.	Delayed Draw Term Loan	8/28/2026	4,544	—
Octane Purchaser, Inc.	Delayed Draw Term Loan	11/19/2027	1,227	—
Octane Purchaser, Inc.	Revolver	5/19/2032	491	(2)
Odevo, AB	Delayed Draw Term Loan	12/12/2027	5,494	—
Odevo, AB	Delayed Draw Term Loan	9/17/2028	41,966	(209)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	3/19/2026	4,275	—
Optimizely North America, Inc.	Revolver	10/30/2031	1,218	(12)
Oxford Global Resources, Inc.	Revolver	8/17/2027	3,085	—
Paisley Bidco, Ltd.	Delayed Draw Term Loan	5/7/2027	906	(3)
PAS Parent, Inc.	Delayed Draw Term Loan	8/18/2028	705	(4)
PAS Parent, Inc.	Revolver	8/18/2031	328	(3)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	469	(9)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Pave America Holding, LLC	Revolver	8/27/2032	$2,601	$—
Pave America Holding, LLC	Delayed Draw Term Loan	8/29/2027	3,493	—
PDI TA Holdings, Inc.	Revolver	2/3/2031	1,013	—
Petrus Buyer, Inc.	Revolver	10/17/2029	272	—
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	5,009	—
PKF O'Connor Davies Advisory, LLC	Delayed Draw Term Loan	11/18/2026	389	—
PKF O'Connor Davies Advisory, LLC	Revolver	11/15/2031	141	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	139	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/7/2026	187	—
Profile Products, LLC	Revolver	11/12/2027	373	(4)
Profile Products, LLC	Revolver	11/12/2027	176	—
PT Intermediate Holdings III, LLC	Delayed Draw Term Loan	4/9/2026	3,688	—
QBS Parent, Inc.	Revolver	6/3/2032	1,734	—
QBS Parent, Inc.	Delayed Draw Term Loan	6/3/2027	3,472	—
R1 Holdings, LLC	Revolver	12/29/2028	31	—
RailPros Parent, LLC	Delayed Draw Term Loan	5/24/2027	124	(1)
RailPros Parent, LLC	Revolver	5/24/2032	62	(1)
Rally Buyer, Inc.	Revolver	7/19/2029	46	—
Red Fox CD Acquisition Corp.	Delayed Draw Term Loan	11/21/2026	16,235	—
Red Pathway Bidco, AB	Delayed Draw Term Loan	4/15/2028	6,793	(52)
Redwood Services Group, LLC	Delayed Draw Term Loan	1/3/2027	4,608	—
Relativity ODA, LLC	Revolver	5/12/2029	2,966	(74)
Saber Power Services, LLC	Revolver	10/21/2031	3,077	—
Safety Borrower Holdings, LP	Revolver	12/19/2032	611	—
Safety Borrower Holdings, LP	Delayed Draw Term Loan	12/19/2027	917	—
Sail Bidco, Ltd.	Delayed Draw Term Loan	5/28/2029	1,910	—
Sam Holding Co, Inc.	Revolver	3/24/2027	6,000	—
Sam Holding Co, Inc.	Delayed Draw Term Loan	11/5/2026	9,800	—
Scorpio BidCo SAS	Delayed Draw Term Loan	3/10/2026	4,818	(52)
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/19/2026	2,656	—
Seahawk Bidco, LLC	Revolver	12/19/2030	3,753	(34)
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/24/2027	20,814	—
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	5/10/2027	91	—
Seven Bidco, SASU	Delayed Draw Term Loan	8/29/2028	689	(3)
SG Acquisition, Inc.	Revolver	4/3/2030	8,301	—
SI Swan UK Bidco, Ltd.	Delayed Draw Term Loan	6/16/2026	7,142	—
SI Swan UK Bidco, Ltd.	Delayed Draw Term Loan	12/16/2028	8,241	—
Signant Finance One, Ltd.	Revolver	10/16/2031	3,623	(36)
Signant Finance One, Ltd.	Delayed Draw Term Loan	10/16/2027	8,696	—
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	12/31/2026	1,122	—
Simplicity Financial Marketing Group Holdings, Inc.	Revolver	12/31/2031	1,076	(11)
SIQ Holdings III Corp.	Delayed Draw Term Loan	12/19/2027	6,667	—
SIQ Holdings III Corp.	Revolver	12/19/2030	3,107	—
Smile Doctors, LLC	Revolver	12/23/2027	1,233	(43)
Solis Midco, SAS	Delayed Draw Term Loan	4/8/2029	145	—
Spaceship Purchaser, Inc.	Revolver	10/17/2031	10,894	(109)
Spaceship Purchaser, Inc.	Delayed Draw Term Loan	10/17/2027	13,072	(65)
SpecialtyCare, Inc.	Delayed Draw Term Loan	8/26/2027	317	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
SpecialtyCare, Inc.	Revolver	12/18/2029	$1,047	$—
Spectrum Safety Solutions Purchaser, LLC	Delayed Draw Term Loan	7/1/2026	12,901	—
Spectrum Safety Solutions Purchaser, LLC	Revolver	7/1/2030	11,228	—
Speedster Bidco, GmbH	Revolver	6/10/2031	1,693	—
Stepping Stones Healthcare Services, LLC	Revolver	12/30/2026	149	—
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	4/24/2026	540	—
STV Group, Inc.	Delayed Draw Term Loan	3/20/2026	6,976	(70)
STV Group, Inc.	Revolver	3/20/2030	4,883	—
Tango Bidco, SAS	Delayed Draw Term Loan	7/15/2028	23,054	—
Tango Bidco, SAS	Delayed Draw Term Loan	10/17/2027	962	(7)
Tango Bidco, SAS	Delayed Draw Term Loan	10/17/2027	1,580	—
TEI Intermediate, LLC	Revolver	12/13/2031	2,539	—
TEI Intermediate, LLC	Delayed Draw Term Loan	12/13/2026	7,203	—
Teneo Holdings, LLC	Delayed Draw Term Loan	7/31/2027	9,583	(48)
Teneo Holdings, LLC	Revolver	7/31/2030	11,712	(117)
Tennessee Bidco, Limited	Delayed Draw Term Loan	7/1/2026	13,160	—
The Fertility Partners, Inc.	Revolver	9/16/2027	301	(12)
The Hiller Companies, LLC	Delayed Draw Term Loan	6/20/2026	121	—
The Hiller Companies, LLC	Revolver	6/20/2030	1,432	—
The Hiller Companies, LLC	Delayed Draw Term Loan	7/16/2027	449	—
The North Highland Co, LLC	Revolver	12/20/2030	3,626	—
The North Highland Co, LLC	Delayed Draw Term Loan	12/20/2026	5,903	(30)
Themis Solutions, Inc.	Delayed Draw Term Loan	10/29/2027	10,319	(137)
Themis Solutions, Inc.	Revolver	10/29/2032	8,599	(120)
THG Acquisition, LLC	Revolver	10/31/2031	1,128	—
THG Acquisition, LLC	Delayed Draw Term Loan	10/31/2026	1,841	—
Tricentis Operations Holdings, Inc.	Revolver	2/11/2032	2,872	(29)
Tricentis Operations Holdings, Inc.	Delayed Draw Term Loan	2/11/2027	4,595	(23)
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2029	7,269	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/30/2027	1,433	—
Triple Lift, Inc.	Revolver	5/5/2028	7,697	(654)
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	7/9/2027	25,647	—
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	12/2/2026	1,346	—
Unified Women's Healthcare, LP	Revolver	6/18/2029	241	—
Unified Women's Healthcare, LP	Delayed Draw Term Loan	9/22/2027	38,333	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	12/13/2026	21,535	—
US Oral Surgery Management Holdco, LLC	Revolver	11/20/2028	3,735	—
Varicent Parent Holdings Corp.	Delayed Draw Term Loan	10/15/2027	1,832	(18)
Varicent Parent Holdings Corp.	Revolver	8/23/2031	1,557	(23)
Varicent Parent Holdings Corp.	Delayed Draw Term Loan	10/15/2027	1,045	—
Varicent Parent Holdings Corp.	Revolver	8/23/2031	493	(5)
Veregy Consolidated, Inc.	Delayed Draw Term Loan	4/16/2027	2,436	(6)
Veregy Consolidated, Inc.	Revolver	4/16/2031	5,845	(44)
Water Holdings Acquisition, LLC	Delayed Draw Term Loan	7/31/2026	2,110	—
West Monroe Partners, LLC	Revolver	11/9/2027	1,443	(29)
West Star Aviation Acquisition, LLC	Revolver	5/20/2032	256	—
West Star Aviation Acquisition, LLC	Delayed Draw Term Loan	5/20/2027	241	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	8/2/2027	7,044	—
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	17,695	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
World Insurance Associates, LLC	Revolver	4/3/2030	$4,473	$(66)
WPEngine, Inc.	Revolver	8/14/2029	6,667	(200)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/1/2026	2,787	—
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	1,170	—
Zendesk, Inc.	Revolver	11/22/2028	169	—
Zeus, LLC	Revolver	2/8/2030	3,426	(17)
Zeus, LLC	Delayed Draw Term Loan	2/27/2026	2,284	—
Zorro Bidco, Ltd.	Delayed Draw Term Loan	8/13/2027	4,201	—
Total Unfunded Commitments			$1,788,734	$(5,969)
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

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
December 31, 2025
(in thousands)
(Unaudited)
ADDITIONAL INFORMATION

Foreign Currency Forward Contracts
Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD	58,283	CAD	80,000	03/25/2026	$(255)
Wells Fargo Bank, N.A.	USD	76,983	EUR	65,250	03/25/2026	134
Wells Fargo Bank, N.A.	USD	2,626	NOK	26,704	03/25/2026	(22)
Wells Fargo Bank, N.A.	USD	1,890	DKK	11,958	03/25/2026	3
Wells Fargo Bank, N.A.	USD	62,779	GBP	47,000	03/25/2026	(399)
Wells Fargo Bank, N.A.	USD	20,291	SEK	187,760	03/25/2026	(146)
Total Foreign Currency Forward Contracts						$(685)

Interest Rate Swaps
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation) (1)
SMBC Capital Markets, Inc.	November 2027 Notes	5.88%	SOFR +	1.38%	11/15/2027	$400,000	$8,251	$—	$4,256
Wells Fargo Bank, N.A.	April 2028 Notes	5.35%	SOFR +	1.65%	4/13/2028	400,000	2,488	—	8,343
Wells Fargo Bank, N.A.	April 2028 Notes	5.35%	SOFR +	1.39%	4/13/2028	300,000	3,803	—	5,112
Wells Fargo Bank, N.A.	June 2030 Notes	5.30%	SOFR +	1.46%	6/30/2030	500,000	7,665	—	7,665
Wells Fargo Bank, N.A.	January 2031 Notes	5.13%	SOFR +	1.66%	1/31/2031	500,000	(1,889)	—	(1,889)
Total Interest Rate Swaps							$20,318	$—	$23,487
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
In the opinion of management, all adjustments considered necessary for the fair presentation of the condensed consolidated financial statements for the interim period presented have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2026.
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
The Company consolidated the results of the Company’s wholly-owned subsidiaries which are considered to be investment companies. As of March 31, 2026, the Company’s consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”), BGSL Big Sky Funding LLC (“Big Sky Funding”), BXSL CLO 2024-1 LLC (the “2024-1 Issuer”), BXSL CLO 2024-1 Depositor LLC, BXSL CLO 2025-1 LLC (“BXSL CLO 2025-1”), BGSL Investments LLC (“BGSL Investments”), BXSL Associates GP (Lux) S.à r.l, BXSL Direct Lending (Lux) SCSp, BXSL C-1 LLC, and BXSL C-2 Funding LLC.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three months ended March 31, 2026 and 2025, the Company recorded $2.5 million and $12.9 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts).

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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its condensed consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that there are no material uncertain tax positions through March 31, 2026. As applicable, the Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
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
For the three months ended March 31, 2026 and 2025, the Company accrued $4.1 million and $4.2 million, respectively, of U.S. federal excise tax.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Recent Accounting Pronouncements
In December 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements,” (“ASU 2025-09”). ASU 2025-09 amends the guidance in ASU 815, Derivatives and Hedging and refines certain hedge accounting requirements, including clarifications to the designation and documentation criteria for hedge relationships, improvements to the assessment of hedge effectiveness, and enhanced disclosures intended to provide greater transparency into an entity's risk management activities involving derivatives. ASU 2025-09 is effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods, and early adoption is permitted. The Company has not early adopted and does not expect the adoption of ASU 2025-09 to have a material impact on its condensed consolidated financial statements.
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
The Advisory Agreements were most recently renewed and approved by the Board, including a majority of the Independent Trustees, on April 29, 2026, for an additional annual period, and, unless terminated earlier, will renew from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Independent Trustees. The Company may terminate the Advisory Agreements, without payment of any penalty, upon 60 days’ written notice. The Advisory Agreements will automatically terminate in the event of their assignment within the meaning of the 1940 Act and related U.S. Securities and Exchange Commission (“SEC”) guidance and interpretations.
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
For the three months ended March 31, 2026 and 2025, base management fees were $36.4 million and $34.3 million, respectively. As of March 31, 2026 and December 31, 2025, $36.4 million and $36.1 million, respectively, was payable to the Adviser relating to management fees.
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
The hurdle amount for the income based incentive fee is determined on a quarterly basis and is equal to 1.5% multiplied by the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters. The hurdle amount is calculated after making appropriate adjustments for issuances by the Company of Common Shares, including issuances pursuant to its dividend reinvestment plan (the “DRIP”) and distributions that occurred during the relevant Trailing Twelve Quarters. The income based incentive fee for any partial period will be appropriately prorated.

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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
For the three months ended March 31, 2026 and 2025, the Company accrued income based incentive fees of $2.3 million and $34.3 million, respectively.
As of March 31, 2026 and December 31, 2025, there was $2.3 million and $26.4 million, respectively, payable to the Adviser for income based incentive fees.
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
For the three months ended March 31, 2026 and 2025, the Company accrued no capital gains based incentive fees. As of March 31, 2026 and December 31, 2025, no amount was payable to the Adviser for capital gains based incentive fees.
Administration Agreements
On October 1, 2018, the Company entered into the original Administration Agreement with the Prior Administrator (the “Prior Administration Agreement”). On November 7, 2024, the Board approved the termination of the Prior Administration Agreement, effective December 31, 2024, and the entry into the Administration Agreement between the Company and the Administrator, effective January 1, 2025. Accordingly, effective January 1, 2025, the Administrator became the Company’s administrator pursuant to the Administration Agreement. Further, on November 7, 2024, the Board approved the Sub-Administration Agreement between the Administrator, on behalf of the Company, and the Sub-Administrator. Accordingly, effective January 1, 2025, the Sub-Administrator became one of the Company’s sub-administrators pursuant to the Sub-Administration Agreement. To acknowledge the change of the administrator, the Board also approved the assignment of the third party sub-administration agreement (the “State Street Sub-Administration Agreement”) with State Street Bank and Trust Company (the “State Street Sub-Administrator”) from the Prior Administrator to the Administrator, effective January 1, 2025. These changes did not result in any change in the aggregate fees paid by the Company. Further, the nature and level of services provided to the Company remain the same, as well as the personnel that provide administrative services to the Company on behalf of the Administrators.
Under the terms of the Administration Agreements, the Administrators provide, or oversee the performance of, administrative and compliance services, including, but not limited to, maintaining financial records, overseeing the calculation of NAV, compliance monitoring (including diligence and oversight of the Company’s other service providers), preparing reports to shareholders and reports filed with the SEC, preparing materials and coordinating meetings of the Board, managing the payment of expenses, the payment and receipt of funds for investments and the performance of administrative and professional services rendered by others and providing office space, equipment and office services. The Administrator may also offer to provide, on the Company’s behalf, managerial assistance to the Company’s portfolio companies. The initial term of the Prior Administration Agreement was two years from October 1, 2018. Unless earlier terminated, the Administration Agreements will renew automatically for successive annual periods, provided that such continuance is approved at least annually by (i) the vote of the Board or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Independent Trustees. The Administration Agreements were most recently renewed and approved by the Board, including a majority of the Independent Trustees, on April 29, 2026, for an additional annual period, and, unless terminated earlier, will renew automatically from year to year thereafter if approved annually by a majority of the Board or by the holders of a majority of the Company’s outstanding voting securities and, in each case, a majority of the Independent Trustees.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
For providing these services, the Company will reimburse the Administrator for the costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrators in performing their administrative obligations under the Administration Agreements, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals (including information technology professionals) at the Administrators that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator and the Prior Administrator have not historically, and the Administrator does not currently, calculate the amount of rent and other occupancy costs allocable to the Company, and the Administrator and the Prior Administrator have not indicated an intention to seek reimbursement from the Company for such costs. Thus, the Administrator and the Prior Administrator, as applicable, have waived their rights to any reimbursement for rent and other occupancy costs for prior periods, including for the three months ended March 31, 2026 and 2025. The Administrator and the Prior Administrator cannot recoup any expenses that they have previously waived. However, in future periods, the Administrator may choose to establish an allocation methodology to calculate these costs and seek reimbursement from the Company, in which case the Company will accrue and reimburse the Administrator for such costs for that period.
For the three months ended March 31, 2026 and 2025, the Company incurred $1.1 million and $1.0 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations.
As of March 31, 2026 and December 31, 2025, $1.0 million and $1.6 million, respectively, was unpaid and included in Due to affiliates in the Condensed Consolidated Statements of Assets and Liabilities.
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
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	March 31, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$13,973,977	$13,609,017	97.6%	$14,066,122	$13,866,434	97.6%
Second lien debt	233,536	228,827	1.6	232,448	231,650	1.6
Unsecured debt	13,992	12,502	0.1	13,049	12,278	0.1
Equity	75,416	91,794	0.7	76,348	96,932	0.7
Total	$14,296,921	$13,942,140	100.0%	$14,387,967	$14,207,294	100.0%
The Company utilizes the Global Industry Classification Standard for categorizing the industry classification of its investments. The industry composition of investments at fair value was as follows:

	March 31, 2026	December 31, 2025
Aerospace & Defense	4.2%	4.1%
Air Freight & Logistics	1.2	1.9
Automobile Components (2)	—	0.0

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	March 31, 2026	December 31, 2025
Biotechnology	1.1%	1.1%
Building Products	1.4	1.3
Chemicals	0.3	0.3
Commercial Services & Supplies	8.2	8.0
Construction & Engineering	1.4	1.2
Consumer Staples Distribution & Retail (1)(2)	0.0	0.0
Containers & Packaging	0.2	0.2
Distributors	1.9	2.1
Diversified Consumer Services	4.2	4.2
Diversified Telecommunication Services	0.1	0.1
Electric Utilities	1.5	1.4
Electrical Equipment	1.4	1.4
Electronic Equipment, Instruments & Components	2.2	2.1
Energy Equipment & Services	0.2	0.2
Financial Services	0.5	0.4
Ground Transportation	0.1	0.1
Health Care Equipment & Supplies	0.4	0.4
Health Care Providers & Services	9.7	9.5
Health Care Technology	4.4	5.6
Insurance	9.3	9.3
Interactive Media & Services	0.7	0.3
IT Services	4.3	4.3
Life Sciences Tools & Services	0.9	0.8
Machinery	0.3	0.3
Marine Transportation	0.5	0.4
Media	0.5	0.6
Oil, Gas & Consumable Fuels	0.5	0.5
Paper & Forest Products	0.1	0.1
Pharmaceuticals	0.4	0.4
Professional Services	9.9	9.7
Real Estate Management & Development	1.5	1.4
Software	20.7	20.5
Specialty Retail	1.3	1.3
Technology Hardware, Storage & Peripherals	0.5	0.6
Trading Companies & Distributors	0.8	0.9
Transportation Infrastructure	3.0	2.9
Wireless Telecommunication Services	0.2	0.1
Total	100.0%	100.0%
(1)Amount rounds to less than 0.1% as of March 31, 2026.
(2)Amount rounds to less than 0.1% as of December 31, 2025.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The geographic composition of investments at cost and fair value was as follows:

	March 31, 2026
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$12,300,117	$11,919,845	85.5%	195.4%
Europe	1,687,271	1,710,103	12.2	28.1
Canada	149,780	151,492	1.1	2.5
Bermuda/Cayman Islands	147,876	148,611	1.1	2.4
Asia	11,877	12,089	0.1	0.2
Total	$14,296,921	$13,942,140	100.0%	228.6%

	December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$12,488,551	$12,259,789	86.3%	196.3%
Europe	1,601,031	1,645,999	11.6	26.3
Bermuda/Cayman Islands	148,220	148,966	1.0	2.4
Canada	138,265	140,444	1.0	2.3
Asia	11,900	12,096	0.1	0.2
Total	$14,387,967	$14,207,294	100.0%	227.5%
As of March 31, 2026 and December 31, 2025, eight borrowers (across thirteen loans) and five borrowers (eight loans) in the portfolio were on non-accrual status, respectively.
As of March 31, 2026 and December 31, 2025, on a fair value basis, 99.5% and 99.6%, respectively, of performing debt investments bore interest at a floating rate and 0.5% and 0.4%, respectively, of performing debt investments bore interest at a fixed rate.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 5. Fair Value Measurements
The following tables present the fair value hierarchy of financial instruments:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$199,598	$13,409,419	$13,609,017
Second lien debt	—	—	228,827	228,827
Unsecured debt	—	—	12,502	12,502
Equity	405	—	91,389	91,794
Total	$405	$199,598	$13,742,137	$13,942,140

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$106,617	$13,759,817	$13,866,434
Second lien debt	—	—	231,650	231,650
Unsecured debt	—	—	12,278	12,278
Equity	438	—	96,494	96,932
Total	$438	$106,617	$14,100,239	$14,207,294
Within Investments at fair value, substantially all Equity investments are illiquid and privately negotiated in nature and are subject to contractual sale constraints or other restrictions pursuant to their respective governing or similar agreements. Approximately $5.8 million of such Equity investments have a sale constraint or other restriction that will lapse after a predetermined date; the weighted average remaining duration of such restrictions is 3.9 years.
The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended March 31, 2026
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total
Fair value, beginning of period	$13,759,817	$231,650	$12,278	$96,494	$14,100,239
Purchases of investments	343,921	2,468	934	2	347,325
Proceeds from principal repayments and sales of investments	(445,638)	(1,500)	—	(1,857)	(448,995)
Accretion of discount (amortization of premium)	10,912	120	9	—	11,041
Net realized gain (loss)	130	—	—	924	1,054
Net change in unrealized appreciation (depreciation)	(163,340)	(3,911)	(719)	(4,174)	(172,144)
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	(96,383)	—	—	—	(96,383)
Fair value, end of period	$13,409,419	$228,827	$12,502	$91,389	$13,742,137
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of March 31, 2026 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(162,672)	$(3,911)	$(719)	$(3,565)	$(170,867)

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
(1)For the three months ended March 31, 2026 and 2025, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.
The following tables present quantitative information about the significant unobservable inputs of the Company’s Level 3 financial instruments. These tables are not intended to be all-inclusive but instead capture the significant unobservable inputs relevant to the Company’s determination of fair value.

	March 31, 2026
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$13,129,390	Yield Analysis	Discount Rate	7.14%	22.06%	9.75%
	272,530	Asset Recoverability	Market Multiple	5.00x	12.50x	8.80x
	7,499	Market Quotations	Broker quoted price	92.89	100.25	98.17
	13,409,419
Investments in second lien debt	228,827	Yield Analysis	Discount Rate	8.64%	15.84%	10.24%
Investments in unsecured debt	12,502	Yield Analysis	Discount Rate	16.10%	16.10%	16.10%
Investments in equity	58,543	Market Approach	Performance Multiple	6.00x	33.63x	11.96x
	19,562	Yield Analysis	Discount Rate	11.67%	21.71%	16.69%
	11,434	Option Pricing Model	Expected Volatility	32.00%	70.50%	33.51%
	1,850	Asset Recoverability	Market Multiple	8.50x	16.00x	11.90x
	91,389
Total	$13,742,137

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
Financial Instruments Not Carried at Fair Value
Debt
The fair value of the Company’s SPV Financing Facilities (as defined in Note 7) and Revolving Credit Facility (as defined in Note 7), as of March 31, 2026 and December 31, 2025, approximates their carrying value as the credit facilities have variable interest based on selected short-term rates. These financial instruments would be categorized as Level 3 within the fair value hierarchy.
The following table presents the fair value measurements of the Company’s Unsecured Notes and Debt Securitization Notes (as defined in Note 7) had they been accounted for at fair value. These financial instruments would be categorized as Level 3 within the fair value hierarchy as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
	Fair Value	Fair Value
2026 Notes	$—	$799,357
New 2026 Notes	690,577	691,950
2027 Notes	631,721	632,710

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	March 31, 2026	December 31, 2025
	Fair Value	Fair Value
2028 Notes	$604,234	$615,550
November 2027 Notes	401,157	408,680
April 2028 Notes	695,121	706,370
June 2030 Notes	484,410	497,550
January 2031 Notes	479,447	494,000
September 2029 Notes	391,905	—
2024-1 Notes	457,456	457,450
Total	$4,836,028	$5,303,617
Other
As of March 31, 2026 and December 31, 2025, the carrying amounts of the Company’s other assets and liabilities approximate fair value. These financial instruments, with the exception of cash and cash equivalents (including money market funds classified within Cash and Cash Equivalents in the Condensed Consolidated Statements of Assets and Liabilities) which would be categorized as Level 1, would be categorized as Level 3 within the fair value hierarchy.
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
The following tables present the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$2,252	$—	$2,252	$231,878
Interest rate swaps	—	29,016	—	29,016	1,600,000
Total Derivative assets at fair value	$—	$31,268	$—	$31,268	$1,831,878

Derivative Liabilities
Foreign currency forward contracts	$—	$—	$—	$—	$—
Interest rate swaps	—	(8,723)	—	(8,723)	900,000
Total Derivative liabilities at fair value	$—	$(8,723)	$—	$(8,723)	$900,000
Cash collateral posted				$1,821

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
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship for the three months ended March 31, 2026 and March 31, 2025, respectively. The net change in unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on derivative instruments in the Condensed Consolidated Statements of Operations. The net realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net realized gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended March 31,
	2026	2025
Unrealized appreciation (depreciation)
Foreign currency forward contracts	$2,943	$(1,921)
Net change in unrealized appreciation (depreciation)	$2,943	$(1,921)
Realized gain (loss)
Foreign currency forward contracts	$1,842	$(2,055)
Net realized gain (loss)	$1,842	$(2,055)

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Offsetting of Derivative Instruments
The Company has elected to offset cash collateral posted to or received from its counterparty against the net fair value of derivative instruments with that counterparty. The following tables present the offsetting of the Company’s derivative financial instruments as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Cash Collateral Offset	Net Amount Derivative Asset	Cash Collateral Received (1)	Cash Collateral Received Not Offset (2)
SMBC Capital Markets, Inc.	$11,205	$—	$—	$11,205	$—	$—
Wells Fargo Bank, N.A.	20,063	(8,723)	—	11,340	—	—
	$31,268	$(8,723)	$—	$22,545	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Cash Collateral Offset	Net Amount Derivative Liabilities	Cash Collateral Posted (1)	Cash Collateral Posted Not Offset (2)
SMBC Capital Markets, Inc.	$—	$—	$—	$—	$1,821	$1,821
Wells Fargo Bank, N.A.	(8,723)	8,723	—	—	—	—
	$(8,723)	$8,723	$—	$—	$1,821	$1,821

	As of December 31, 2025
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Cash Collateral Offset	Net Amount Derivative Asset	Cash Collateral Received (1)	Cash Collateral Received Not Offset (2)
SMBC Capital Markets, Inc.	$8,251	$—	$—	$8,251	$—	$—
Wells Fargo Bank, N.A.	14,093	(2,711)	—	11,382	—	—
	$22,344	$(2,711)	$—	$19,633	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Cash Collateral Offset	Net Amount Derivative Liabilities	Cash Collateral Posted (1)	Cash Collateral Posted Not Offset (2)
SMBC Capital Markets, Inc.	$—	$—	$—	$—	$1,805	$1,805
Wells Fargo Bank, N.A.	(2,711)	2,711	—	—	9,481	9,481
	$(2,711)	$2,711	$—	$—	$11,286	$11,286
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
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three months ended March 31, 2026 and March 31, 2025, respectively.
For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item is recorded in Interest expense and recognized as components of Interest expense in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended March 31,
	2026	2025
Interest rate swaps	$(18,839)	$15,409
Hedged items	$19,498	$(14,285)
The table below presents the carrying value of unsecured borrowings as of March 31, 2026 and December 31, 2025 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	March 31, 2026		December 31, 2025
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured notes	$2,468,160	$(90)	$2,091,290	$19,408
Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On September 25, 2018, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of March 31, 2026 and December 31, 2025, the Company’s asset coverage was 175.5% and 177.1%, respectively.
SPV Financing Facilities
The following wholly-owned subsidiaries of the Company have entered into secured financing facilities, as described below: Jackson Hole Funding, Breckenridge Funding, Big Sky Funding, and BXSL CLO 2025-1 (collectively the “SPVs,” and such secured financing facilities described below collectively the “SPV Financing Facilities.”).
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.
Jackson Hole Funding Facility
On November 16, 2018, Jackson Hole Funding, the Company’s wholly-owned subsidiary that holds primarily originated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended and restated on December 16, 2021, and amended effective as of September 16, 2022, November 15, 2023, December 18, 2023, December 19, 2024, November 26, 2025 and March 3, 2026, and as further amended from time to time, the “Jackson Hole Funding Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM serves as administrative agent, Citibank, N.A., serves as collateral agent and securities intermediary, Virtus Group, LP serves as collateral administrator and the Company serves as portfolio manager under the Jackson Hole Funding Facility.
Prior to December 19, 2024, advances under the Jackson Hole Funding Facility bore interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advances (which is the three-month term SOFR for dollar advances), plus the applicable margin of 2.375% per annum for certain foreign currency advances to 2.525% per annum for dollar advances. From and after December 19, 2024, advances under the Jackson Hole Funding Facility bear interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advances (which is the three-month Term SOFR for dollar advances), plus the applicable margin of 1.95% per annum for all advances. Jackson Hole Funding is required to utilize a minimum percentage of 75% of the financing commitments. Unused amounts below such minimum utilization amount accrue a fee at a rate of, prior to December 19, 2024, 1.775% per annum, and from and after December 19, 2024, 1.50% per annum. In addition, Jackson Hole Funding pays a commitment fee of 0.48% per annum on the average daily unused amount of the financing commitments in excess of the minimum utilization amount until May 2, 2026. Jackson Hole Funding also pays to JPM an administrative agency fee, in addition to certain other fees, each as agreed between Jackson Hole Funding and JPM.
The maximum commitment amount of the Jackson Hole Funding Facility as of March 31, 2026 was $500.0 million. The Jackson Hole Funding Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Jackson Hole Funding Facility to up to $900.0 million. Proceeds from borrowings under the Jackson Hole Funding Facility may be used to fund portfolio investments by Jackson Hole Funding and to make advances under delayed draw term loans where Jackson Hole Funding is a lender. The period during which Jackson Hole Funding may make borrowings under the Jackson Hole Funding Facility expires on May 2, 2026 and the Jackson Hole Funding Facility is scheduled to mature on May 17, 2027.
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
The maximum commitment amount of the Big Sky Funding Facility as of March 31, 2026 was $650.0 million. The Big Sky Funding Facility has an accordion feature, subject to the satisfaction of various conditions, which could bring total commitments under the Big Sky Funding Facility to up to $800.0 million. Proceeds from borrowings under the Big Sky Funding Facility may be used to fund portfolio investments by Big Sky Funding and to make advances under revolving loans or delayed draw term loans where Big Sky Funding is a lender. The period during which Big Sky Funding may make borrowings under the Big Sky Funding Facility expires on March 30, 2027 and the Big Sky Funding Facility is scheduled to mature on September 30, 2027.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Revolving Credit Facility provides for borrowings in USD and certain agreed-upon foreign currencies. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. As of March 31, 2026, a portion of the Revolving Credit Facility consists of (A) funded term loans in the aggregate principal amount of $433.5 million and (B) revolving commitments in the aggregate principal amount of $2.1 billion and the Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $175.0 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries in the ordinary course of business. Availability of the revolver under the Revolving Credit Facility will terminate on August 4, 2029 (other than with respect to the revolving commitments of certain lenders in the amount of $200.0 million, which expire on June 28, 2026) and all amounts outstanding under the Revolving Credit Facility must be repaid by August 5, 2030 (other than with respect to the revolving commitments of certain lenders in the amount of $200.0 million which mature on June 28, 2027) pursuant to an amortization schedule.
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
As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Unsecured Notes
The Company issued unsecured notes, as further described below: 2026 Notes, New 2026 Notes, 2027 Notes, 2028 Notes, November 2027 Notes, April 2028 Notes, June 2030 Notes, January 2031 Notes and September 2029 Notes (each as defined below) which are collectively referred to herein as the “Unsecured Notes.”
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
As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.
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
The 2026 Notes matured on January 15, 2026, and were paid off consistent with the terms of the January 2026 Notes Indenture.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
September 2029 Notes
On March 3, 2026, the Company issued $400.0 million aggregate principal amount of 5.250% notes due 2029 (the “September 2029 Notes”) pursuant to a supplemental indenture, dated as of March 3, 2026 (and together with the Base Indenture, the “September 2029 Notes Indenture”), to the Base Indenture between the Company and the Trustee.

The September 2029 Notes will mature on September 4, 2029 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the September 2029 Notes Indenture. The September 2029 Notes bear interest at a rate of 5.250% per year payable semi-annually on March 4 and September 4 of each year, commencing on September 4, 2026. The September 2029 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the September 2029 Notes, rank pari passu with all existing and future unsecured indebtedness issued by the Company that are not so subordinated, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
In connection with the September 2029 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating-rate loans. The Company designated this interest rate swap and the September 2029 Notes in a qualifying hedge accounting relationship.
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

		March 31, 2026
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

	March 31, 2026	December 31, 2025
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments	$717,480	$727,232
Total investments at fair value	717,480	727,232
Cash and cash equivalents (restricted cash of $75,966 and $89,406, respectively)	75,966	89,406
Interest receivable from non-controlled/non-affiliated investments	5,242	9,291
Total assets	$798,688	$825,929

LIABILITIES
Debt (net of unamortized debt issuance costs of $2,162 and $2,212, respectively)	$455,338	$455,288
Interest payable	4,696	5,029
Total liabilities	$460,034	$460,317

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The Company’s outstanding debt obligations were as follows:

	March 31, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility (3)	$500,000	$105,374	$105,374	$—	$394,626	$254,563
Breckenridge Funding Facility	1,175,000	771,850	771,850	—	403,150	403,150
Big Sky Funding Facility	650,000	520,400	520,400	—	129,600	129,600
BXSL 2025-1 Facility	400,000	327,700	327,700	—	72,300	72,300
Revolving Credit Facility (4)	2,525,000	1,392,991	1,392,991	—	1,132,009	1,132,009
New 2026 Notes	700,000	700,000	699,184	816	—	—
2027 Notes	650,000	650,000	647,589	2,411	—	—
2028 Notes	650,000	650,000	645,300	4,700	—	—
November 2027 Notes (5)	400,000	400,000	401,101	3,292	—	—
April 2028 Notes (5)	700,000	700,000	695,894	5,447	—	—
June 2030 Notes (5)	500,000	500,000	494,472	8,998	—	—
January 2031 Notes (5)	500,000	500,000	487,076	8,200	—	—
September 2029 Notes (5)	400,000	400,000	389,617	5,814	—	—
2024-1 Notes	457,500	457,500	455,338	2,162	—	—
Total	$10,207,500	$8,075,815	$8,033,886	$41,840	$2,131,685	$1,991,622
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Jackson Hole Funding Facility, the Company may borrow in USD or certain other permitted currencies. As of March 31, 2026, the Company had no borrowings denominated in currencies other than USD.
(4)Under the Revolving Credit Facility, the Company may borrow in USD or certain other permitted currencies. As of March 31, 2026, the Company had non-USD borrowings denominated in the following currencies:
•CAD 38.4 million
•EUR 469.5 million
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
(4)Under the Revolving Credit Facility, the Company may borrow in USD or certain other permitted currencies. As of December 31, 2025, the Company had non-USD borrowings denominated in the following currencies:
•CAD 30.7 million
•EUR 417.2 million
•GBP 293.5 million
•AUD 1.0 million
(5)Carrying value is inclusive of adjustment for the change in fair value of effective hedge relationship.
The following tables summarize the contractual maturities of the Company’s outstanding principal as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Less than 1 Year	1 - 3 Years	3 - 5 Years	Greater than 5 Years	Total
SPV Financing Facilities	$—	$953,474	$771,850	$—	$1,725,324
Revolving Credit Facility	—	—	1,392,991	—	1,392,991
Unsecured Notes	1,350,000	1,750,000	1,400,000	—	4,500,000
Debt Securitizations	—	—	—	457,500	457,500
Total outstanding principal	$1,350,000	$2,703,474	$3,564,841	$457,500	$8,075,815

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	December 31, 2025
	Less than 1 Year	1 - 3 Years	3 - 5 Years	Greater than 5 Years	Total
SPV Financing Facilities	$—	$643,074	$652,550	$—	$1,295,624
Revolving Credit Facility	—	—	1,447,497	—	1,447,497
Unsecured Notes	1,500,000	2,400,000	500,000	500,000	4,900,000
Debt Securitizations	—	—	—	457,500	457,500
Total outstanding principal	$1,500,000	$3,043,074	$2,600,047	$957,500	$8,100,621
As of March 31, 2026 and December 31, 2025, interest payable included $60.0 million and $60.8 million, respectively, of interest expense and $0.6 million and $1.2 million, respectively, of unused commitment fees.
For the three months ended March 31, 2026 and 2025, the weighted average interest rate on all borrowings outstanding (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting) was 4.83% and 5.01%, respectively. For the three months ended March 31, 2026 and 2025, the weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) was 4.90% and 5.09%, respectively.
For the three months ended March 31, 2026 and 2025, the average principal debt outstanding was $8,172.9 million and $7,313.5 million, respectively.
The components of interest expense were as follows:

	Three Months Ended March 31,
	2026	2025
Borrowing interest expense	$93,283	$87,640
Facility unused fees	2,160	1,701
Amortization of deferred financing costs	1,450	1,409
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	3,935	3,350
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	18,839	(15,409)
Hedged items	(19,498)	14,285
Total interest expense	$100,169	$92,976
Cash paid for interest expense	$115,628	$96,301
Note 8. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2026 and December 31, 2025, the Company had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate amount of $1.6 billion and $1.8 billion, respectively.
Additionally, from time to time, the Advisers and their affiliates may commit to an investment on behalf of the investment vehicles they manage, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of March 31, 2026 and December 31, 2025, the Company estimates that $139.7 million and $151.8 million, respectively, of investments were committed but not yet funded.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of March 31, 2026 and December 31, 2025, management is not aware of any material pending legal proceedings.
Note 9. Net Assets
Shares Issued
The Company has the authority to issue an unlimited number of Common Shares at $0.001 per share par value.
On October 28, 2021, the Company priced its IPO, and the Common Shares began trading on the NYSE under the symbol “BXSL.”
As of March 31, 2026, the Company is party to eight separate equity distribution agreements with sales agents (“Equity Distribution Agreements”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $600.0 million of its Common Shares. Sales of Common Shares made pursuant to the Equity Distribution Agreements may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415(a)(5) under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of the Common Shares, the Company’s capital needs, and the Company’s determination of the appropriate sources of funding to meet such needs. As of March 31, 2026, Common Shares with an aggregate sales price of $557.4 million remained available for issuance under the Equity Distribution Agreements.
No Common Shares were issued for the three months ended March 31, 2026, other than those issued through the DRIP.
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
Distributions
The following table summarizes the Company’s distributions declared and payable for the three months ended March 31, 2026 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 25, 2026	March 31, 2026	April 24, 2026	$0.7700	$178,855
Total distributions			$0.7700	$178,855
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Dividend Reinvestment
The Company has adopted the DRIP, pursuant to which it reinvests all cash dividends declared by the Board on behalf of its shareholders who do not elect to receive their dividends in cash. As a result, if the Board declares a cash dividend or other distribution, then the Company’s shareholders who have not opted out of the DRIP will have their cash distributions automatically reinvested in additional shares as described below, rather than receiving the cash dividend or other distribution. Starting from the consummation of the IPO, the number of shares to be issued to a shareholder is determined by dividing the total dollar amount of the cash dividend or distribution payable to a shareholder by the market price per common share at the close of regular trading on the NYSE on the payment date of a distribution, or if no sale is reported for such day, the average of the reported bid and ask prices. However, if the market price per share on the payment date of a cash dividend or distribution exceeds the most recently computed NAV per share, the Company will issue shares at the greater of (i) the most recently computed NAV per share and (ii) 95% of the current market price per share (or such lesser discount to the current market price per share that still exceeded the most recently computed NAV per share). For example, if the most recently computed NAV per share is $25.00 and the market price on the payment date of a cash dividend is $24.00 per share, the Company will issue shares at $24.00 per share. If the most recently computed NAV per share is $25.00 and the market price on the payment date of a cash dividend is $27.00 per share, the Company will issue shares at $25.65 per share (95% of the current market price). If the most recently computed NAV per share is $25.00 and the market price on the payment date of a cash dividend is $26.00 per share, the Company will issue shares at $25.00 per share.
Shareholders who receive distributions in the form of shares will generally be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions; however, since their cash distributions will be reinvested, those shareholders will not receive cash with which to pay any applicable taxes. The Company intends to use newly issued shares to implement the plan.
Pursuant to the DRIP, the following table summarizes the amounts and shares issued to shareholders who have not opted out of the DRIP during the three months ended March 31, 2026 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 23, 2026	$8,114	310,753
Total distributions	$8,114	310,753
The following table summarizes the amounts and shares issued to shareholders who have not opted out of the DRIP during the three months ended March 31, 2025 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 24, 2025	$5,130	165,096
Total distributions	$5,130	165,096
Share Repurchase Plan
In February 2026, the Board authorized a share repurchase plan, under which the Company is authorized to repurchase up to $250.0 million in the aggregate of its outstanding Common Shares in the open market at prices below the Company’s NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act (the “10b-18 Plan”). The timing, manner, price and amount of any share repurchases will be determined by the Company, in its sole discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.
For the three months ended March 31, 2026, the Company did not repurchase any of its Common Shares under the 10b-18 Plan.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2026	2025
Net increase (decrease) in net assets resulting from operations	$25,246	$149,809
Weighted average shares outstanding (basic and diluted)	232,203,849	226,577,167
Earnings (loss) per common share (basic and diluted)	$0.11	$0.66

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 11. Financial Highlights and Senior Securities
The following are the financial highlights for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Per Share Data (1):
Net asset value, beginning of period	$26.92	$27.39
Net investment income	0.77	0.83
Net change in unrealized and realized gain (loss)	(0.66)	(0.17)
Net increase (decrease) in net assets resulting from operations	0.11	0.66
Distributions from net investment income (2)	(0.77)	(0.77)
Net increase (decrease) in net assets from capital share transactions	—	0.11
Total increase (decrease) in net assets	(0.66)	0.00
Net asset value, end of period	$26.26	$27.39
Market value, end of period	$23.69	$32.36
Shares outstanding, end of period	232,279,811	227,818,928
Total return based on NAV (3)	0.7%	2.8%
Total return based on market value (4)	(7.4)%	2.6%
Ratios:
Ratio of net expenses to average net assets (5)	9.2%	10.5%
Ratio of net investment income to average net assets (5)	11.6%	12.2%
Portfolio turnover rate	2.3%	5.3%
Supplemental Data:
Net assets, end of period	$6,099,680	$6,240,869
Asset coverage ratio	175.5%	184.2%
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
(5)Amounts are annualized except for amounts relating to excise and other tax expense. For the three months ended March 31, 2026 and 2025, the ratio of total operating expenses to average net assets was 9.2% and 10.5%, respectively.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following is information about the Company’s senior securities as of the dates indicated in the table below:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Subscription Facility
March 31, 2026	$—	$—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	119,752	2,151	—	N/A
December 31, 2018	—	—	—	N/A
Jackson Hole Funding Facility
March 31, 2026	105,374	1,755	—	N/A
December 31, 2025	22,374	1,771	—	N/A
December 31, 2024	399,874	1,857	—	N/A
December 31, 2023	233,019	2,003	—	N/A
December 31, 2022	360,019	1,748	—	N/A
December 31, 2021	361,007	1,802	—	N/A
December 31, 2020	362,316	2,300	—	N/A
December 31, 2019	514,151	2,151	—	N/A
December 31, 2018	120,000	2,278	—	N/A
Breckenridge Funding Facility
March 31, 2026	771,850	1,755	—	N/A
December 31, 2025	652,550	1,771	—	N/A
December 31, 2024	649,350	1,857	—	N/A
December 31, 2023	741,700	2,003	—	N/A
December 31, 2022	825,000	1,748	—	N/A
December 31, 2021	568,680	1,802	—	N/A
December 31, 2020	569,000	2,300	—	N/A
December 31, 2019	820,311	2,151	—	N/A
December 31, 2018	65,000	2,278	—	N/A
Big Sky Funding Facility
March 31, 2026	520,400	1,755	—	N/A
December 31, 2025	585,900	1,771	—	N/A
December 31, 2024	400,000	1,857	—	N/A
December 31, 2023	480,906	2,003	—	N/A
December 31, 2022	499,606	1,748	—	N/A
December 31, 2021	499,606	1,802	—	N/A
December 31, 2020	200,346	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
BXSL 2025-1 Facility
March 31, 2026	$327,700	$1,755	—	N/A
December 31, 2025	34,800	1,771	—	N/A
December 31, 2024	—	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
Revolving Credit Facility
March 31, 2026	1,392,991	1,755	—	N/A
December 31, 2025	1,447,497	1,771	—	N/A
December 31, 2024	1,287,140	1,857	—	N/A
December 31, 2023	682,258	2,003	—	N/A
December 31, 2022	678,378	1,748	—	N/A
December 31, 2021	915,035	1,802	—	N/A
December 31, 2020	182,901	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2023 Notes
March 31, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	400,000	1,748	—	N/A
December 31, 2021	400,000	1,802	—	N/A
December 31, 2020	400,000	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2026 Notes
March 31, 2026	—	—	—	N/A
December 31, 2025	800,000	1,771	—	N/A
December 31, 2024	800,000	1,857	—	N/A
December 31, 2023	800,000	2,003	—	N/A
December 31, 2022	800,000	1,748	—	N/A
December 31, 2021	800,000	1,802	—	N/A
December 31, 2020	800,000	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
New 2026 Notes
March 31, 2026	$700,000	$1,755	—	N/A
December 31, 2025	700,000	1,771	—	N/A
December 31, 2024	700,000	1,857	—	N/A
December 31, 2023	700,000	2,003	—	N/A
December 31, 2022	700,000	1,748	—	N/A
December 31, 2021	700,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2027 Notes
March 31, 2026	650,000	1,755	—	N/A
December 31, 2025	650,000	1,771	—	N/A
December 31, 2024	650,000	1,857	—	N/A
December 31, 2023	650,000	2,003	—	N/A
December 31, 2022	650,000	1,748	—	N/A
December 31, 2021	650,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2028 Notes
March 31, 2026	650,000	1,755	—	N/A
December 31, 2025	650,000	1,771	—	N/A
December 31, 2024	650,000	1,857	—	N/A
December 31, 2023	650,000	2,003	—	N/A
December 31, 2022	650,000	1,748	—	N/A
December 31, 2021	650,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
November 2027 Notes
March 31, 2026	400,000	1,755	—	N/A
December 31, 2025	400,000	1,771	—	N/A
December 31, 2024	400,000	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
April 2028 Notes
March 31, 2026	$700,000	$1,755	—	N/A
December 31, 2025	700,000	1,771	—	N/A
December 31, 2024	700,000	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
June 2030 Notes
March 31, 2026	500,000	1,755	—	N/A
December 31, 2025	500,000	1,771	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
January 2031 Notes
March 31, 2026	500,000	1,755	—	N/A
December 31, 2025	500,000	1,771	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
September 2029 Notes
March 31, 2026	400,000	1,755	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
2024-1 Notes
March 31, 2026	$457,500	$1,755	—	N/A
December 31, 2025	457,500	1,771	—	N/A
December 31, 2024	457,500	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
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
As of March 31, 2026 and December 31, 2025, the aggregate principal amount of indebtedness outstanding was $8.1 billion and $8.1 billion, respectively.
Note 12. Segment Reporting
The Company operates as a single reportable segment and derives revenues from investing primarily in originated loans and other securities, including broadly syndicated loans, of U.S. private companies and manages the business on a consolidated basis.
The chief operating decision maker (“CODM”) consists of the Company’s co-chief executive officers and chief financial officer. The primary performance metric provided to the CODM to assess performance and make operating decisions is Net increase (decrease) in net assets resulting from operations which is reported on the Condensed Consolidated Statements of Operations.
Performance metrics are provided to the CODM on a quarterly basis and are utilized to evaluate performance generated from segment net assets. These key metrics, in addition to other factors, are utilized by the CODM to determine allocation of profits, such as for investment or the amount of dividends to be distributed to the Company’s shareholders. As the Company operates as a single reporting segment, the segment net assets are reported on the Condensed Consolidated Statements of Assets and Liabilities as Total net assets and the significant segment expenses are listed on the Condensed Consolidated Statements of Operations.
Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the condensed consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the condensed consolidated financial statements as of March 31, 2026, except as discussed below.
On May 7, 2026, the Board declared a distribution of $0.77 per share to shareholders of record as of June 30, 2026, which is payable on or about July 24, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “Item 1. Financial Statements” hereto and “Part II, Item 8— Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated from time to time by the Company’s periodic filings with the SEC. This discussion contains forward-looking statements and involves numerous risks, uncertainties, and other factors outside of the Company’s control, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated from time to time by the Company’s periodic filings with the SEC.
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
From time to time, the Advisers, the Administrators or their respective affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, the Administrator or such affiliates thereof, the Adviser will reimburse the Sub-Adviser, the Administrator or such affiliates thereof, and the Administrator will reimburse the Sub-Administrator or such affiliates thereof, in each case, for any such amounts. From time to time, the Advisers or the Administrators may defer or waive fees or rights to be reimbursed. Pursuant to the Administration Agreement, the Company’s allocable portion of the Administrator’s rent and other occupancy costs are expenses of the Company. However, the Administrator and the Prior Administrator have not historically, and the Administrator does not currently, calculate the amount of rent and other occupancy costs allocable to the Company and the Administrator and Prior Administrator have not indicated an intention to seek reimbursement from the Company for such costs. Thus, the Company, the Administrator and the Prior Administrator, as applicable, treat any such rights to any reimbursement for rent and other occupancy costs for prior periods as having been waived pursuant to the terms of the Administration Agreement and the Prior Administration Agreement, as applicable, including for the three months ended March 31, 2026 and 2025. Additionally, since the Company, the Administrator and the Prior Administrator treat any such right to reimbursement for rent and occupancy costs as having been waived pursuant to the terms of the Administration Agreement and the Prior Administration Agreement, as applicable, the Administrator and the Prior Administrator cannot recoup any such expenses. However, in future periods, the Administrator may choose to establish an allocation methodology to calculate these costs and seek reimbursement from the Company, in which case the Company will accrue and reimburse the Administrator for such costs for that period. All of the foregoing expenses will ultimately be borne by our shareholders.
Costs and expenses of the Administrators and the Advisers that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.

Portfolio and Investment Activity
For the three months ended March 31, 2026, we made $303.2 million aggregate principal amount of new investment commitments (including $202.1 million of which remained unfunded as of March 31, 2026), $303.2 million of which was first lien debt and $0.0 million of which was equity.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended March 31,
	2026	2025
Investments:
Total investments, beginning of period	$14,387,967	$13,193,219
New investments purchased	324,788	689,214
Payment-in-kind interest capitalized	22,537	22,613
Net accretion of discount on investments	11,383	16,419
Net realized gain (loss) on investments	1,161	8,525
Investments sold or repaid	(450,915)	(977,955)
Total investments, end of period	$14,296,921	$12,952,035
Amount of investments funded at principal:
First lien debt	$336,226	$700,877
Second lien debt	—	—
Unsecured debt	—	—
Equity	2	168
Total	$336,228	$701,045
Proceeds from investments sold or repaid:
First lien debt	$(447,556)	$(965,383)
Second lien debt	(1,500)	(2,348)
Unsecured debt	—	—
Equity	(1,859)	(10,224)
Total	$(450,915)	$(977,955)

Number of new investments in new portfolio companies	6	14
Average new investment commitment amount	$42,028	$28,042
Weighted average yield of new investments	7.7%	9.5%
Weighted average yield on investments fully sold or paid down	9.1%	10.3%

	March 31, 2026	December 31, 2025
Number of portfolio companies	316	316
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	9.3%	9.5%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	9.3%	9.6%
Average loan-to-value (LTV) (3)	51.7%	50.5%
Percentage of performing debt investments bearing a floating rate (4)	99.5%	99.6%
Percentage of performing debt investments bearing a fixed rate (4)	0.5%	0.4%
Percentage of assets on non-accrual, at amortized cost (5)	4.7%	0.6%
Percentage of assets on non-accrual, at fair value (5)	3.1%	0.5%
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

(2)As of March 31, 2026 and December 31, 2025, the weighted average total portfolio yield at amortized cost was 8.8% and 9.4%, respectively. As of March 31, 2026 and December 31, 2025, the weighted average total portfolio yield at fair value was 9.0% and 9.5%, respectively.
(3)Includes all private debt investments for which fair value is determined by our Board in conjunction with a third-party valuation firm and excludes quoted investments and asset-based investments. Average loan-to-value represents the net ratio of loan-to-value for each portfolio company, weighted based on the fair value of total applicable private debt investments. Loan-to-value is calculated as the current total net debt through each respective loan tranche divided by the estimated enterprise value of the portfolio company as of the most recent quarter-end.
(4)As a percentage of total fair value of performing debt investments. As of March 31, 2026 and December 31, 2025, performing debt investments bearing a floating rate represented 95.8% and 98.4%, respectively, of total investments at fair value.
(5)As a percentage of total amortized cost or fair value of investments.
As of March 31, 2026 and March 31, 2025, our portfolio companies had a weighted average annual revenue of $841 million and $818 million, respectively, and weighted average annual EBITDA of $224 million and $210 million, respectively. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted investments and asset-based investments. Amounts are weighted based on the fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
For additional information on our investments, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 4. Investments.”
Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Total investment income	$325,471	$357,764
Total expenses before tax expense	142,467	164,799
Net investment income before tax expense	183,004	192,965
Excise and other tax expense	4,090	4,169
Net investment income after tax expense	178,914	188,796
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	(154,895)	(43,874)
Net realized gain (loss), net of tax expense	1,227	4,887
Net increase (decrease) in net assets resulting from operations	$25,246	$149,809
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Interest income	$302,216	$335,686
Payment-in-kind interest income	21,536	21,353
Dividend income	20	—
Other income	1,699	725
Total investment income	$325,471	$357,764

Total investment income decreased to $325.5 million for the three months ended March 31, 2026, a decrease of $32.3 million, or 9%, compared to the three months ended March 31, 2025. This was primarily attributable to a decrease in weighted average yield on the portfolio, partially offset by an increase in the average investments, compared to the three months ended March 31, 2025. Average investments at fair value increased by 9% to $14,074.7 million for the three months ended March 31, 2026 compared to $12,963.4 million for the three months ended March 31, 2025.
Additionally, for the three months ended March 31, 2026, we recorded $2.5 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.) as compared to $12.9 million for the same period in the prior year, primarily as a result of decreased prepayments.
For the three months ended March 31, 2026 and 2025, PIK interest income represented 6.6% and 6.0% of total investment income, respectively, and represented 12.0% and 11.3% of net investment income, respectively. We expect that PIK interest income will vary based on the elections of certain borrowers.
We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments and changes in interest rates.
Elevated interest rates continued to favorably impact our investment income for the three months ended March 31, 2026. Despite gradual decreases in interest rates during 2025, inflation has remained above the U.S. Federal Reserve’s target level, and interest rates remain elevated. Following three consecutive rate cuts in 2025, the U.S. Federal Reserve held interest rates steady since December 2025 and noted, among other matters, that it would continue to assess and monitor incoming information in considering additional adjustments. Future decreases in benchmark interest rates may adversely impact our investment income. Conversely, future increases in benchmark interest rates and the resulting impacts to cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate fluctuations occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.
Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Interest expense	$100,169	$92,976
Management fees	36,366	34,301
Income based incentive fees	2,294	34,301
Capital gains based incentive fees	—	—
Professional fees	1,217	886
Board of Trustees’ fees	290	306
Administrative service expenses	1,125	966
Other general and administrative expenses	1,006	1,063
Total expenses before tax expense	142,467	164,799
Net investment income before tax expense	183,004	192,965
Excise and other tax expense	4,090	4,169
Net investment income after tax expense	$178,914	$188,796
Interest Expense
Total interest expense increased to $100.2 million for the three months ended March 31, 2026, an increase of $7.2 million, or 8%, compared to the same period in the prior year. This was primarily driven by an increase in our average principal of debt outstanding, partially offset by a decrease in our weighted average interest rate on our borrowings relative to the same period in the prior year.

The average principal of debt outstanding increased to $8,172.9 million for the three months ended March 31, 2026 from $7,313.5 million for the same period in the prior year.
Our weighted average interest rate (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting and excluding amortization of deferred financing costs) decreased to 4.83% for the three months ended March 31, 2026 from 5.01% for the same period in the prior year. Our weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) decreased to 4.90% for the three months ended March 31, 2026 from 5.09% for the same period in the prior year.
Management Fees
Management fees increased to $36.4 million for the three months ended March 31, 2026, an increase of $2.1 million, or 6%, compared to the same period in the prior year, primarily due to an increase in average quarter-end gross assets. For the three months ended March 31, 2026, our average quarter-end gross assets increased to $14,546.5 million, from $13,720.5 million for the three months ended March 31, 2025.
Income Based Incentive Fees
Income based incentive fees decreased to $2.3 million for the three months ended March 31, 2026, a decrease of $32.0 million, or 93%, compared to the three months ended March 31, 2025, primarily due to the Incentive Fee Cap, which limits the total incentive fee payable to the Adviser for the three months ended March 31, 2026. Pre-incentive fee net investment income decreased to $181.2 million for the three months ended March 31, 2026 from $223.1 million for the three months ended March 31, 2025.
See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements —Note 3. Agreements and Related Party Transactions” for further information on the Advisory Agreements.
Capital Gains Based Incentive Fees
We accrued no capital gains based incentive fees for the three months ended March 31, 2026 and 2025.
The accrual for any capital gains based incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Total other expenses increased to $3.6 million for the three months ended March 31, 2026, an increase of $0.4 million or 13% compared to the three months ended March 31, 2025. This was primarily due to an increase in Professional fees and Administrative service expenses.
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
For the three months ended March 31, 2026 and 2025, we accrued $4.1 million and $4.2 million, respectively, of U.S. federal excise tax.
BGSL Investments LLC (“BGSL Investments”), a wholly-owned and consolidated subsidiary that was formed in 2019, is a Delaware limited liability company which has elected to be treated as a corporation for U.S. tax purposes. As such, BGSL Investments is subject to certain U.S. federal, state and local taxes. For the three months ended March 31, 2026 and 2025, BGSL Investments recorded an income tax provision of $0.5 million and $1.5 million, respectively.
As of March 31, 2026 and 2025, BGSL Investments recorded a deferred tax liability of $3.5 million and $3.7 million, respectively, which is included within Accrued expenses and other liabilities in the Condensed Consolidated Statements of Assets and Liabilities.
For the three months ended March 31, 2026 and 2025, BGSL Investments recorded a current tax expense of $0.0 million and $0.6 million, respectively, which was substantially related to realized gains associated with the sale of an investment in a partnership interest.
Net Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Net change in unrealized gain (loss) on investments	$(157,611)	$(40,754)
Net change in unrealized gain (loss) on derivative instruments	2,943	(1,921)
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(735)	282
Income tax (provision) benefit	508	(1,481)
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	$(154,895)	$(43,874)
For the three months ended March 31, 2026, the net change in unrealized losses, net of income tax provision, was $154.9 million, as compared to $43.9 million for the same period in the prior year. The increase in losses was primarily driven by unrealized losses on investments of $157.6 million, which were mainly attributable to declines in the fair value of certain debt investments. The fair value of our debt investments, as a percentage of principal, decreased by 1.1% for the three months ended March 31, 2026, driven primarily by changes in certain portfolio company fundamentals and broader economic conditions.
In addition, we recognized unrealized losses of $0.7 million on translation of assets and liabilities in foreign currencies, primarily attributable to fluctuations in the EUR and GBP exchange rates vs. USD.
Partially offsetting these losses for the three months ended March 31, 2026, were unrealized gains of $2.9 million on derivative instruments, primarily resulting from fluctuations in the CAD, GBP and SEK exchange rates vs. USD.

Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Net realized gain (loss) on investments	$1,161	$8,525
Net realized gain (loss) on derivative instruments	1,842	(2,055)
Net realized gain (loss) on foreign currency transactions	(1,776)	(987)
Current tax expense on realized gains	—	(596)
Net realized gain (loss), net of tax expense	$1,227	$4,887
For the three months ended March 31, 2026, the net realized gain, net of tax expense, was $1.2 million, as compared to $4.9 million for the same period in the prior year. The decrease was primarily driven by net realized gains on investments of $1.2 million for the three months ended March 31, 2026 as compared to $8.5 million for the same period in the prior year, mainly driven by the gain on the sale of an equity investment and the full or partial sales and repayments of investments.
We recognized additional gains of $1.8 million on derivative instruments for the three months ended March 31, 2026, resulting from the settlement of our foreign currency derivative transactions, mainly USD vs. EUR forwards.
Partially offsetting these gains were realized losses of $1.8 million on foreign currency transactions for the three months ended March 31, 2026, which were mainly attributable to fluctuations in the GBP and EUR exchange rates vs. USD.
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
As of March 31, 2026 and December 31, 2025, our debt consisted of asset based leverage facilities, a revolving credit facility, unsecured note issuances and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of March 31, 2026 and December 31, 2025, we had an aggregate amount of $8.1 billion and $8.1 billion of senior securities outstanding, respectively, and our asset coverage ratio was 175.5% and 177.1%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we expect to be required to fund. From time to time we may also repurchase our outstanding debt. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.
Cash and cash equivalents (excluding restricted cash) as of March 31, 2026, taken together with our $2.1 billion of unused capacity under our credit facilities (subject to borrowing base availability, $2.0 billion is available to borrow) is expected to be sufficient for our investing activities and to conduct our operations in the near term. Additionally, we held $200.0 million of Level 1 and Level 2 investments as of March 31, 2026.
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
As of March 31, 2026, we had $351.3 million in cash and cash equivalents (including restricted cash). During the three months ended March 31, 2026, cash provided by operating activities was $249.3 million, which reflected an increase in net assets resulting from operations of $25.2 million, adjusted for $157.6 million of net unrealized depreciation of investments. Cash provided by operating activities was further driven by proceeds from sales of investments and principal repayments of $450.9 million, partially offset by purchases of investments of $324.8 million. Cash used in financing activities was $184.2 million during the period, which was primarily as a result of dividends paid in cash of $170.5 million and net repayments on debt of $12.9 million.
Equity
We also access liquidity through our “at-the-market” offering program (the “ATM Program”), pursuant to which we may sell, from time to time, additional Common Shares. No Common Shares were issued through our ATM Program for the three months ended March 31, 2026. As of March 31, 2026, $557.4 million of Common Shares were available for issuance under the ATM Program.
For additional information on our ATM Program, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements —Note 9. Net Assets.”
Distributions
The following table summarizes our distributions declared and payable for the three months ended March 31, 2026 (dollar amounts in thousands, except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 25, 2026	March 31, 2026	April 24, 2026	$0.7700	$178,855
Total distributions			$0.7700	$178,855
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

Share Repurchase Plan
In February 2026, our Board authorized a share repurchase plan, under which we are authorized to repurchase up to $250.0 million in the aggregate of our outstanding Common Shares in the open market at prices below our NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act (the “10b-18 Plan”). The timing, manner, price and amount of any share repurchases under the 10b-18 Plan will be determined by us, in our sole discretion, based upon the evaluation of economic and market conditions, stock price, applicable legal and regulatory requirements and other factors.
For the three months ended March 31, 2026, the Company did not repurchase any of its Common Shares under the 10b-18 Plan.
For additional information on our share repurchase plan, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements —Note 9. Net Assets.”
Borrowings
As of March 31, 2026 and December 31, 2025, we had an aggregate principal amount of $8.1 billion and $8.1 billion, respectively, of debt outstanding.
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of March 31, 2026 and December 31, 2025, we had unfunded commitments, including delayed draw term loans and revolvers with an aggregate principal amount of $1.6 billion and $1.8 billion, respectively.
Additionally, from time to time, the Advisers and their affiliates may commit to an investment on behalf of the investment vehicles they manage, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of March 31, 2026 and December 31, 2025, we estimate that $139.7 million and $151.8 million, respectively, of investments were committed but not yet funded.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of March 31, 2026, management is not aware of any material pending legal proceedings.
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
See “Item 1. Financial Statements —Notes to Condensed Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”
Recent Developments
Macroeconomic Environment
The three months ended March 31, 2026 were characterized by volatility and uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, and ongoing political and regulatory uncertainty, as well as geopolitical instability stemming from the conflicts in Ukraine and Iran and escalating conflicts in other parts of the Middle East.
The U.S. economy had demonstrated overall resilience despite geopolitical uncertainty and concerns regarding artificial intelligence disruption in certain sectors. Nevertheless, inflation has remained above the U.S. Federal Reserve’s target level and interest rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023. Following three consecutive rate cuts in 2025, the U.S. Federal Reserve held interest rates steady since December 2025 and noted, among other matters, that it would continue to assess and monitor incoming information in considering additional adjustments. While our business model benefits from elevated interest rates which, all else being equal, correlate to increases in our net income, higher borrowing costs may strain our existing portfolio companies, potentially leading to nonperformance. Rising interest rates can dampen consumer spending and slow corporate profit growth, negatively impacting our portfolio companies, particularly those vulnerable to economic downturns or recessions. While further interest rate hikes are not expected at this time, any renewed increases could lead to a rise in non-performing assets and decline in portfolio value if investment write-downs become necessary. Additionally, adverse economic conditions may erode the value of collateral securing some of our loans and reduce the value of our equity investments. It remains difficult to predict the full impact of recent and any future changes with respect to interest rates or inflation.
Further contributing to economic uncertainty, the current U.S. presidential administration has taken substantial actions with respect to international trade policy, including seeking to renegotiate certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In February 2026, the U.S. Supreme Court ruled that many of the tariffs recently imposed by the U.S. government exceeded its authority, thereby invalidating many, but not all, of such tariffs. Subsequent to the U.S. Supreme Court’s ruling, the U.S. presidential administration raised potential alternative means through which the administration could impose tariffs. Such uncertainty and/or tariffs or counter-measures could further increase costs, decrease margins, reduce the competitiveness of products and services offered by our portfolio companies and adversely affect the revenues and profitability of our portfolio companies whose businesses rely on imported goods. Meanwhile, substantial reductions in government spending could negatively affect certain of our portfolio companies that rely on government contracts, destabilize the U.S. government contracting market and harm our ability to generate expected returns. Additionally, changes in the regulation or enforcement of bank lending and capital requirements could have material and adverse effects on the private credit market. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and adversely affect the Company, its portfolio companies or their respective financial performance.
Critical Accounting Estimates
The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ.
Our critical accounting policies and estimates, including those relating to the valuation of our investment portfolio, are described in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 25, 2026, and elsewhere in our filings with the SEC. There have been no material changes in our critical accounting policies and practices.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Uncertainty with respect to the economic conditions has introduced significant volatility in the financial markets, and the effect of the volatility could materially impact our market risks. We are subject to financial market risks, including valuation risk and interest rate risk. Our exposure to valuation risk has not materially changed from what was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
As of March 31, 2026, 99.5% of our performing debt investments based on fair value in our portfolio were at floating rates. Based on our Condensed Consolidated Statements of Assets and Liabilities as of March 31, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$408,972	$(104,631)	$304,341
Up 200 basis points	272,648	(69,754)	202,894
Up 100 basis points	136,324	(34,877)	101,447
Down 100 basis points	(136,324)	34,877	(101,447)
Down 200 basis points	(271,691)	69,754	(201,937)
Down 300 basis points	(385,270)	104,631	(280,639)
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In February 2026, our Board authorized a 10b-18 Plan, under which the Company may repurchase up to $250.0 million in the aggregate of our outstanding Common Shares in the open market at prices below the Company’s NAV per share for a one-year term, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. Refer to “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 9. Net Assets” in this Form 10-Q for more information.
For the three months ended March 31, 2026, the Company did not repurchase any of its Common Shares under the 10b-18 Plan.
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

4.1
Tenth Supplemental Indenture, dated as of March 3, 2026, relating to the 5.250% Notes due 2029, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 3, 2026).

4.2	Form of 5.250% Notes due 2029 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 3, 2026).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.3	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Blackstone Secured Lending Fund

Date:	May 7, 2026	/s/ Brad Marshall
Brad Marshall
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2026	/s/ Jonathan Bock
Jonathan Bock
Co-Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2026	/s/ Teddy Desloge
Teddy Desloge
Chief Financial Officer
(Principal Financial Officer)