Form 10-Q
period 2026-06-30
Blackstone Secured Lending Fund
filed 2026-08-06
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐   NO  ☒
As of August 3, 2026, the Registrant had 232,970,063 common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Blackstone Secured Lending Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $13,707,762 and $14,349,416, respectively)	$13,221,914	$14,167,499
Non-controlled/affiliated investments (cost of $148,828 and $38,551, respectively)	142,381	39,795
Total investments at fair value (cost of $13,856,590 and $14,387,967, respectively)	13,364,295	14,207,294
Cash and cash equivalents (restricted cash of $83,737 and $89,406, respectively)	267,155	289,605
Interest receivable from non-controlled/non-affiliated investments	107,926	105,695
Interest receivable from non-controlled/affiliated investments	39	10
Receivable from broker	1,837	11,286
Deferred financing costs	19,774	19,753
Receivable for investments	25,180	3,187
Derivative assets at fair value (Note 6)	2,462	19,633
Total assets	$13,788,668	$14,656,463
LIABILITIES
Debt (net of unamortized debt issuance costs of $51,435 and $39,900, respectively)	$7,536,067	$8,080,129
Payable for investments	9,642	2,172
Due to affiliates	5,363	4,817
Management fees payable (Note 3)	35,282	36,141
Income based incentive fees payable (Note 3)	1,690	26,400
Capital gains based incentive fees payable (Note 3)	—	—
Interest payable	62,772	61,952
Derivative liabilities at fair value (Note 6)	6,002	—
Distribution payable (Note 9)	179,142	178,616
Board of Trustees’ fees payable	311	289
Accrued expenses and other liabilities	13,664	20,772
Total liabilities	7,849,935	8,411,288
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.001 par value (unlimited shares authorized; 232,652,003 and 231,969,058 shares issued and outstanding, respectively)	233	232
Additional paid in capital	6,064,572	6,047,750
Distributable earnings (loss)	(126,072)	197,193
Total net assets	5,938,733	6,245,175
Total liabilities and net assets	$13,788,668	$14,656,463
NET ASSET VALUE PER SHARE	$25.53	$26.92
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$298,517	$320,800	$600,734	$656,448
Payment-in-kind interest income	20,501	21,878	41,506	42,696
Dividend income	—	49	20	49
Other income	561	1,498	2,260	2,223
From non-controlled/affiliated investments:
Interest income	299	283	299	321
Payment-in-kind interest income	591	295	1,121	830
Total investment income	320,469	344,803	645,940	702,567
Expenses:
Interest expense	101,070	92,285	201,239	185,263
Management fees (Note 3)	35,282	34,600	71,648	68,901
Income based incentive fees (Note 3)	1,690	34,718	3,983	69,019
Capital gains based incentive fees (Note 3)	—	—	—	—
Professional fees	1,043	1,243	2,260	2,129
Board of Trustees’ fees	311	293	601	599
Administrative service expenses (Note 3)	1,057	744	2,182	1,710
Other general and administrative expenses	1,815	1,220	2,820	2,283
Total expenses before tax expense	142,268	165,103	284,733	329,904
Net investment income before tax expense	178,201	179,700	361,207	372,663
Excise and other tax expense	4,416	3,798	8,506	7,966
Net investment income after tax expense	173,785	175,902	352,701	364,697
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	(128,166)	(8,117)	(283,300)	(48,223)
Non-controlled/affiliated investments	(5,217)	(201)	(7,694)	(850)
Derivative instruments (Note 6)	(1,777)	(3,126)	1,166	(5,047)
Translation of assets and liabilities in foreign currencies	(148)	438	(883)	720
Income tax (provision) benefit	(1,194)	(294)	(686)	(1,774)
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	(136,502)	(11,300)	(291,397)	(55,174)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(47,006)	$(1,230)	$(45,845)	$7,295
Non-controlled/affiliated investments	5,559	—	5,559	—
Derivative instruments (Note 6)	3,554	(7,673)	5,396	(9,727)
Foreign currency transactions	10,244	(541)	8,466	(1,528)
Current tax expense on realized gains	(148)	(116)	(148)	(712)
Net realized gain (loss), net of tax expense	(27,797)	(9,560)	(26,572)	(4,672)
Net realized and change in unrealized gain (loss)	(164,299)	(20,860)	(317,969)	(59,846)
Net increase (decrease) in net assets resulting from operations	$9,486	$155,042	$34,732	$304,851
Net investment income per share (basic and diluted)	$0.75	$0.77	$1.52	$1.60
Earnings (loss) per share (basic and diluted)	$0.04	$0.68	$0.15	$1.34
Weighted average shares outstanding (basic and diluted)	232,557,932	228,192,335	232,381,869	227,389,213
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, March 31, 2026	$232	$6,055,864	$43,584	$6,099,680
Issuance of Common Shares, net of offering and underwriting costs	—	—	—	—
Reinvestment of dividends (1)	1	8,708	—	8,709
Net investment income after tax expense	—	—	173,785	173,785
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	—	—	(136,502)	(136,502)
Net realized gain (loss), net of tax expense	—	—	(27,797)	(27,797)
Dividends declared and payable from net investment income	—	—	(179,142)	(179,142)
Balance, June 30, 2026	$233	$6,064,572	$(126,072)	$5,938,733

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2025	$232	$6,047,750	$197,193	$6,245,175
Issuance of Common Shares, net of offering and underwriting costs	—	—	—	—
Reinvestment of dividends (1)	1	16,822	—	16,823
Net investment income after tax expense	—	—	352,701	352,701
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	—	—	(291,397)	(291,397)
Net realized gain (loss), net of tax expense	—	—	(26,572)	(26,572)
Dividends declared and payable from net investment income	—	—	(357,997)	(357,997)
Balance, June 30, 2026	$233	$6,064,572	$(126,072)	$5,938,733
(1)The par amount of the shares is less than 1,000 and rounds to zero.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, March 31, 2025	$228	$5,939,716	$300,925	$6,240,869
Issuance of Common Shares, net of offering and underwriting costs	2	64,010	—	64,012
Reinvestment of dividends (1)	—	5,380	—	5,380
Net investment income after tax expense	—	—	175,902	175,902
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	—	—	(11,300)	(11,300)
Net realized gain (loss), net of tax expense	—	—	(9,560)	(9,560)
Dividends declared and payable from net investment income	—	—	(177,007)	(177,007)
Balance, June 30, 2025	$230	$6,009,106	$278,960	$6,288,296

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2024	$222	$5,749,762	$326,537	$6,076,521
Issuance of Common Shares, net of offering and underwriting costs	8	248,834	—	248,842
Reinvestment of dividends (1)	—	10,510	—	10,510
Net investment income after tax expense	—	—	364,697	364,697
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	—	—	(55,174)	(55,174)
Net realized gain (loss), net of tax expense	—	—	(4,672)	(4,672)
Dividends declared and payable from net investment income	—	—	(352,428)	(352,428)
Balance, June 30, 2025	$230	$6,009,106	$278,960	$6,288,296
(1)The par amount of the shares is less than 1,000 and rounds to zero.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$34,732	$304,851
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	290,994	49,073
Net change in unrealized (appreciation) depreciation on derivative instruments	(1,166)	5,047
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	883	(1,304)
Net realized (gain) loss on investments	40,286	(7,295)
Net change due to hedging activity	541	(1,120)
Net realized (gain) loss on foreign currency transactions	(8,466)	—
Net accretion of discount and amortization of premium	(24,585)	(27,554)
Payment-in-kind interest capitalized	(42,658)	(42,963)
Amortization of deferred financing costs	3,408	2,850
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	8,450	7,085
Purchases of investments	(636,615)	(1,219,695)
Proceeds from sale of investments and principal repayments	1,204,877	1,163,365
Changes in operating assets and liabilities:
Interest receivable	(2,260)	7,344
Receivable for investments	(21,993)	(20,438)
Derivative instruments, net	(21,838)	4,380
Receivable from broker	9,449	(6,263)
Payable for investments	7,470	(16,937)
Due to affiliates	546	(1,466)
Management fees payable	(859)	2,295
Income based incentive fees payable	(24,710)	(3,990)
Capital gains based incentive fees payable	—	—
Interest payable	820	11,216
Accrued expenses and other liabilities	(7,086)	(4,877)
Net cash provided by (used in) operating activities	810,220	203,604
Cash flows from financing activities:
Borrowings on debt	2,337,299	1,062,898
Repayments on debt	(2,819,129)	(1,134,031)
Deferred financing costs paid	(3,430)	(430)
Debt issuance costs paid	(2,165)	(2,372)
Dividends paid in cash	(340,649)	(335,662)
Proceeds from issuance of Common Shares, net of offering and underwriting costs	—	247,854
Net cash provided by (used in) financing activities	(828,074)	(161,743)
Net increase (decrease) in cash and cash equivalents	(17,854)	41,861
Effect of foreign exchange rate changes on cash and cash equivalents	(4,596)	2,211
Cash and cash equivalents (including restricted cash), beginning of period	289,605	229,606
Cash and cash equivalents (including restricted cash), end of period	$267,155	$273,678
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Supplemental information and non-cash activities:
Interest paid during the period	$188,307	$165,186
Distribution payable	179,142	177,007
Reinvestment of distributions during the period	16,823	10,510
Accrued but unpaid debt issuance costs	3,400	250
Receivable for shares sold	—	5,393
Excise and other taxes paid	16,022	15,066
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt
First Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Corfin Holdings, Inc.	(4)(10)	SOFR +	5.25%	8.97%	2/5/2020	12/27/2027		$260,600	$259,847	$260,600	4.39%
Corfin Holdings, Inc.	(4)(5)(10)	SOFR +	5.25%	8.97%	1/10/2025	12/27/2027		1,560	1,552	1,560	0.03
Fastener Distribution Holdings, LLC	(4)(10)	SOFR +	4.75%	8.48%	10/31/2024	11/4/2031		30,550	30,317	30,550	0.51
Fastener Distribution Holdings, LLC	(4)(7)(10)	SOFR +	4.75%	8.48%	10/31/2024	11/4/2031		4,436	4,375	4,436	0.07
Frontgrade Technologies Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.64%	1/9/2023	1/9/2030		2,458	2,420	2,387	0.04
Frontgrade Technologies Holdings, Inc.	(4)(5)(10)	SOFR +	5.00%	8.65%	3/18/2025	1/9/2030		353	351	344	0.01
Frontgrade Technologies Holdings, Inc.	(4)(5)(10)	SOFR +	5.00%	8.68%	7/7/2025	1/9/2030		92	91	89	0.00
Horizon CTS Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.48%	3/28/2025	3/29/2032		1,379	1,367	1,353	0.02
MAG DS Corp.	(11)	SOFR +	5.50%	9.33%	4/1/2020	4/1/2027		78,245	77,387	78,163	1.32
Magneto Components BuyCo, LLC	(4)(7)(10)	SOFR +	5.75%	9.48%	12/5/2023	12/5/2030		33,435	32,841	33,435	0.56
West Star Aviation Acquisition, LLC	(4)(5)(10)	SOFR +	4.50%	8.14%	5/20/2025	5/20/2032		2,125	2,112	2,125	0.04
West Star Aviation Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.14%	5/20/2025	5/20/2032		389	385	389	0.01
									413,045	415,431	7.00
Air Freight & Logistics
Auctane, Inc.	(4)(10)	SOFR +	5.75%	9.42%	6/1/2026	6/1/2033		281,570	275,571	277,347	4.67
ENV Bidco, AB	(4)(5)(6)(10)	SOFR +	5.00%	8.73%	12/12/2024	7/30/2029		1,115	1,104	1,107	0.02
ENV Bidco, AB	(4)(5)(6)(7)(8)	E +	5.00%	7.29%	12/12/2024	7/30/2029	EUR	1,337	1,358	1,512	0.03
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.04%	12/9/2019	12/9/2027		138,170	137,917	123,662	2.08
Mode Purchaser, Inc.	(4)(5)(11)	SOFR +	6.25%	10.04%	2/4/2022	12/9/2027		3,944	3,915	3,530	0.06
R1 Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.75%	10.41%	12/30/2022	12/29/2028		1,315	1,298	1,221	0.02
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	9.63%	12/13/2021	12/31/2028		29,554	29,344	28,668	0.48
RWL Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	9.63%	2/20/2026	12/31/2028		1,359	1,347	1,318	0.02
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	7.00%	10.67% PIK	11/27/2024	5/27/2030		2,212	2,212	2,212	0.04
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	10.00%	13.67% PIK	11/27/2024	11/27/2029		746	739	746	0.01
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	10.50%	14.17% (incl. 9.50% PIK)	11/10/2025	11/27/2029		171	170	171	0.00
SEKO Global Logistics Network, LLC	(4)(5)(7)(11)	SOFR +	10.50%	14.21% (incl. 9.50% PIK)	11/10/2025	11/27/2029		71	71	71	0.00
									455,046	441,565	7.43

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Biotechnology
Axsome Therapeutics, Inc.	(4)(5)(6)(10)	SOFR +	4.75%	8.48%	5/6/2025	5/8/2030	$11,740	$11,649	$11,740	0.20%
Axsome Therapeutics, Inc.	(4)(5)(6)(7)(10)	SOFR +	4.00%	7.73%	5/6/2025	5/8/2030	6,848	6,812	6,848	0.12
MannKind Corp.	(4)(6)(7)(14)	SOFR +	4.75%	8.43%	8/6/2025	8/6/2030	138,898	136,844	136,372	2.30
								155,305	154,960	2.62
Building Products
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	9.74%	2/26/2021	2/26/2029	54,139	54,012	51,297	0.86
Jacuzzi Brands, LLC	(4)(5)(10)	SOFR +	6.25%	9.92%	2/25/2019	5/25/2028	11,318	11,271	10,979	0.18
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.25%	9.92%	2/25/2019	5/25/2028	77,867	77,721	75,531	1.27
L&S Mechanical Acquisition, LLC	(4)(10)	SOFR +	6.25%	9.92%	9/1/2021	9/1/2027	14,823	14,754	12,599	0.21
Windows Acquisition Holdings, Inc.	(4)(5)(11)	SOFR +	6.50%	10.38%	12/29/2020	12/29/2026	52,750	52,668	41,145	0.69
								210,426	191,551	3.21
Chemicals
DCG Acquisition Corp.	(4)(7)(10)	SOFR +	5.00%	8.73%	6/13/2024	6/13/2031	39,719	39,409	38,567	0.65
Commercial Services & Supplies
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	4.50%	8.09%	5/7/2021	5/7/2029	238,337	238,337	236,265	3.98
CFS Brands, LLC	(4)(7)(11)	SOFR +	5.25%	8.89%	12/20/2024	10/2/2030	137,995	136,238	137,995	2.32
Divisions Holding Corp.	(4)(5)(7)(10)	SOFR +	4.50%	8.23%	4/17/2025	4/17/2032	1,626	1,612	1,613	0.03
ELK Bidco, Inc.	(4)(5)(7)(9)	SOFR +	4.50%	8.23%	6/13/2025	6/14/2032	17,852	17,754	17,827	0.30
EMB Purchaser, Inc.	(4)(10)	SOFR +	4.50%	8.16%	3/13/2025	3/12/2032	27,178	26,957	26,431	0.45
EMB Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.23%	3/13/2025	3/12/2032	12,352	12,235	11,902	0.20
EMB Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.23%	3/13/2025	3/12/2032	1,098	1,071	1,008	0.02
FusionSite Midco, LLC	(4)(11)	SOFR +	5.50%	9.49%	4/30/2025	11/17/2029	57,247	56,743	55,815	0.94
FusionSite Midco, LLC	(4)(5)(7)(11)	SOFR +	5.50%	9.49%	4/30/2025	11/17/2029	18,598	18,362	18,007	0.30
FusionSite Midco, LLC	(4)(5)(7)(11)	SOFR +	5.50%	9.43%	4/30/2025	11/17/2029	2,919	2,839	2,744	0.05
Gatekeeper Systems, Inc.	(4)(10)	SOFR +	5.00%	8.67%	8/27/2024	8/28/2030	43,779	43,324	41,700	0.70
Gatekeeper Systems, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.67%	8/27/2024	8/28/2030	3,215	3,076	2,569	0.04
Gorilla Investor, LLC	(4)(10)	SOFR +	5.00%	8.73%	9/26/2024	9/30/2031	24,373	24,007	24,129	0.41
Ground Penetrating Radar Systems, LLC	(4)(10)	SOFR +	4.50%	8.23%	1/2/2025	1/2/2032	2,929	2,906	2,929	0.05
Ground Penetrating Radar Systems, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.23%	1/2/2025	1/2/2032	15	13	15	0.00
Ground Penetrating Radar Systems, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.23%	1/2/2025	1/2/2032	71	69	71	0.00
Ground Penetrating Radar Systems, LLC	(4)(5)(10)	SOFR +	4.50%	8.23%	5/8/2026	1/2/2032	898	868	867	0.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
Iris Buyer, LLC	(4)(11)	SOFR +	5.00%	8.66%	10/2/2023	10/2/2030		$25,067	$24,649	$25,067	0.42%
Iris Buyer, LLC	(4)(5)(11)	SOFR +	5.00%	8.73%	10/2/2023	10/2/2030		2,363	2,331	2,363	0.04
Iris Buyer, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.73%	2/4/2025	10/2/2030		3,642	3,538	3,642	0.06
Iris Buyer, LLC	(4)(5)(11)	SOFR +	5.00%	8.73%	8/19/2025	10/2/2030		1,014	1,006	1,014	0.02
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	SOFR +	4.00%	7.69%	1/30/2026	8/20/2031		990	976	977	0.02
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	SOFR +	4.00%	7.69%	1/30/2026	8/20/2030		37	36	36	0.00
Java Buyer, Inc.	(4)(10)	SOFR +	4.50%	8.23%	2/6/2026	12/15/2030		9,926	9,833	9,926	0.17
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.23%	2/6/2026	12/15/2030		844	821	844	0.01
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.23%	2/6/2026	12/15/2030		215	197	215	0.00
JSS Holdings, Inc.	(4)(10)	SOFR +	5.00%	8.73%	12/17/2020	11/8/2031		294,589	292,540	294,589	4.96
JSS Holdings, Inc.	(4)(5)(10)	SOFR +	5.00%	8.73%	12/29/2021	11/8/2031		5,088	5,048	5,088	0.09
JSS Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	8.73%	11/8/2024	11/8/2031		32,171	31,839	32,114	0.54
Jupiter Purchaser, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.73%	6/5/2026	11/8/2031		1,168	1,168	1,168	0.02
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.38%	12/10/2021	12/10/2029		9,995	9,925	9,758	0.16
Knowledge Pro Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.38%	12/10/2021	12/10/2029		699	690	675	0.01
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	9.26%	10/19/2021	10/19/2028		19,699	19,569	17,286	0.29
KPSKY Acquisition, Inc.	(4)(5)(10)(18)	SOFR +	5.50%	9.27%	10/19/2021	10/19/2028		2,268	2,254	1,991	0.03
Minerva Bidco, Ltd.	(4)(5)(6)(8)	S +	4.25%	7.98%	7/29/2025	11/7/2030	GBP	4,812	6,367	6,335	0.11
Onex Baltimore Buyer, Inc.	(4)(10)(18)	SOFR +	5.27%	8.92%	12/1/2021	4/29/2033		10,804	10,736	10,804	0.18
Onex Baltimore Buyer, Inc.	(4)(7)(10)(18)	SOFR +	4.75%	8.40%	12/1/2021	4/29/2033		22,025	21,807	22,025	0.37
RailPros Parent, LLC	(4)(5)(7)(10)	SOFR +	4.25%	7.89%	5/22/2025	5/24/2032		399	395	399	0.01
RailPros Parent, LLC	(4)(5)(7)(10)	SOFR +	4.25%	7.89%	5/22/2025	5/24/2032		37	36	37	0.00
SIQ Holdings III Corp.	(4)(10)	SOFR +	5.00%	8.73%	12/19/2025	12/20/2032		14,925	14,787	14,738	0.25
SIQ Holdings III Corp.	(4)(5)(7)(10)	SOFR +	5.00%	8.69%	12/19/2025	12/20/2032		2,985	2,911	2,860	0.05
TEI Intermediate, LLC	(4)(10)	SOFR +	5.25%	8.98% (incl. 2.88% PIK)	12/13/2024	12/15/2031		26,365	26,164	26,365	0.44
TEI Intermediate, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	12/13/2024	12/15/2031		433	406	433	0.01
TEI Intermediate, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	12/13/2024	12/15/2031		5,911	5,856	5,911	0.10
Veregy Consolidated, Inc.	(4)(7)(10)	SOFR +	4.25%	7.93%	4/16/2025	4/16/2031		27,488	27,288	27,444	0.46
Veregy Consolidated, Inc.	(4)(5)(10)	SOFR +	4.25%	7.91%	4/16/2025	4/16/2031		2,436	2,421	2,436	0.04
									1,112,005	1,108,427	18.66

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Construction & Engineering
Consor Intermediate II, LLC	(4)(7)(10)	SOFR +	4.50%	8.23%	5/10/2024	5/12/2031	$6,399	$6,351	$6,395	0.11%
GFT Infrastructure, Inc.	(4)(10)	SOFR +	4.50%	8.18%	8/5/2024	8/5/2030	64,128	63,479	63,807	1.07
GFT Infrastructure, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.18%	8/5/2024	8/5/2030	3,742	3,678	3,711	0.06
Pave America Holding, LLC	(4)(7)(10)	SOFR +	5.25%	8.98% (incl. 2.88% PIK)	8/29/2025	8/27/2032	16,975	16,819	16,975	0.29
Pave America Holding, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.48%	8/29/2025	8/27/2032	1,858	1,826	1,858	0.03
Saber Power Services, LLC	(4)(7)(10)	SOFR +	5.00%	8.83%	10/21/2025	10/21/2031	45,923	45,862	45,923	0.77
SAFEbuilt, LLC	(4)(7)(10)	SOFR +	5.00%	8.64%	1/8/2026	1/8/2032	20,355	20,336	20,122	0.34
								158,351	158,791	2.67
Consumer Staples Distribution & Retail
Crumbl Enterprises, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.24%	4/30/2025	5/5/2032	1,485	1,472	1,445	0.02
Containers & Packaging
Ascend Buyer, LLC	(4)(7)(10)	SOFR +	5.25%	8.98%	9/30/2021	9/30/2028	20,562	20,404	20,447	0.34
Ascend Buyer, LLC	(4)(5)(10)	SOFR +	5.25%	8.98%	3/20/2025	9/30/2028	1,591	1,581	1,583	0.03
								21,985	22,030	0.37
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	7.50%	11.43% (incl. 1.00% PIK)	12/10/2021	12/11/2028	7,490	7,441	5,917	0.10
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.25%	8.99%	11/1/2021	5/3/2027	163,922	163,651	162,692	2.74
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	7.00%	10.83% (incl. 3.25% PIK)	12/31/2021	6/23/2028	5,108	5,078	4,342	0.07
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	7.25%	11.08% (incl. 3.25% PIK)	11/1/2022	6/23/2028	1,633	1,617	1,396	0.02
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	7.00%	10.83% (incl. 3.25% PIK)	12/31/2021	6/23/2028	1,644	1,638	1,406	0.02
NDC Acquisition Corp.	(4)(7)(11)	SOFR +	5.25%	8.92%	3/9/2021	3/9/2028	15,218	15,144	15,094	0.25
PT Intermediate Holdings III, LLC	(4)(10)	SOFR +	4.75%	8.48%	4/9/2024	4/9/2030	63,469	63,373	63,469	1.07
								257,942	254,316	4.27

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services
American Restoration Holdings, LLC	(4)(11)	SOFR +	5.00%	8.83%	7/19/2024	7/24/2030		$4,556	$4,494	$4,055	0.07%
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	8.83%	7/19/2024	7/24/2030	1,356		1,338	1,207	0.02
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	8.83%	7/19/2024	7/24/2030	1,753		1,731	1,560	0.03
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	8.83%	7/19/2024	7/24/2030	3,514		3,466	3,127	0.05
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.83%	2/19/2025	7/24/2030	3,799		3,754	2,892	0.05
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	8.83%	10/15/2025	7/24/2030	587		582	522	0.01
Barbri Holdings, Inc.	(4)(10)	SOFR +	4.75%	8.45%	12/20/2024	4/30/2030	79,820		79,308	78,224	1.32
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	9.26%	7/20/2021	7/20/2028	281,748		280,922	262,026	4.41
DTA Intermediate II, Ltd.	(4)(11)	SOFR +	5.50%	9.23%	3/27/2024	3/27/2030	42,431		41,902	42,431	0.71
DTA Intermediate II, Ltd.	(4)(7)(11)	SOFR +	5.50%	8.99%	3/27/2024	3/27/2030	10,713		10,468	10,713	0.18
DTA Intermediate II, Ltd.	(4)(5)(11)	S +	5.50%	9.23%	9/18/2025	3/27/2030	GBP	17,107	22,794	22,692	0.38
Endeavor Schools Holdings, LLC	(4)(11)	SOFR +	6.25%	9.92%	7/18/2023	7/18/2029	21,573		21,299	18,930	0.32
Endeavor Schools Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.25%	9.92%	7/18/2023	7/18/2029	3,971		3,928	3,484	0.06
Essential Services Holding Corp.	(4)(10)	SOFR +	5.75%	9.43% (incl. 2.88% PIK)	6/17/2024	6/17/2031	11,768		11,685	11,121	0.19
Essential Services Holding Corp.	(4)(5)(7)(10)	SOFR +	5.25%	8.93%	6/17/2024	6/17/2030	632		622	553	0.01
GGG Midco, LLC	(4)(7)(10)	SOFR +	4.75%	8.39%	4/1/2026	4/1/2033	7,239		7,155	7,152	0.12
GGG Midco, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	4/1/2026	4/1/2033	423		407	407	0.01
Go Car Wash Management Corp.	(4)(11)	SOFR +	5.75%	9.49%	10/12/2021	6/30/2028	21,930		21,868	21,382	0.36
Metrodora S.L.	(4)(5)(6)(8)	E +	4.25%	6.39%	8/7/2025	7/15/2032	EUR	91	105	104	0.00
Metrodora S.L.	(4)(5)(6)(8)	E +	4.25%	6.39%	8/7/2025	7/15/2032	EUR	37	43	42	0.00
Scientian 2 Spain, S.L.	(4)(5)(6)(8)	E +	4.25%	6.39%	8/7/2025	7/15/2032	EUR	107	123	121	0.00
Scientian France, SAS	(4)(5)(6)(8)	E +	4.25%	6.39%	8/7/2025	7/15/2032	EUR	235	272	267	0.00
Seahawk Bidco, LLC	(4)(11)	SOFR +	5.00%	8.73%	12/18/2024	12/19/2031	51,932		51,623	51,673	0.87
Seahawk Bidco, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.73%	12/18/2024	12/19/2030	657		631	638	0.01
Seahawk Bidco, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.73%	12/18/2024	12/19/2031	2,022		1,970	1,918	0.03
Summit Buyer, LLC	(4)(10)	SOFR +	5.00%	8.73%	5/31/2024	5/31/2031	11,747		11,666	11,277	0.19
Summit Buyer, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.73%	5/31/2024	5/31/2031	6,481		6,421	6,167	0.10
									590,577	564,685	9.50
Electric Utilities
Grid Alliance Partners, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.48%	7/1/2025	7/1/2032	19,393		19,223	18,789	0.32
Grid Alliance Partners, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	7/1/2025	7/1/2030	417		393	328	0.01
									19,616	19,117	0.33

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Electrical Equipment
Emergency Power Holdings, LLC	(4)(7)(11)	SOFR +	4.75%	8.41%	8/17/2021	8/17/2031		$59,938	$59,666	$59,934	1.01%
Griffon Bidco, Inc.	(4)(7)(10)	SOFR +	5.00%	8.73%	7/31/2025	7/31/2031		22,282	22,041	22,221	0.37
IEM New Sub 2, LLC	(4)(7)(9)	SOFR +	4.75%	8.37%	12/3/2025	12/3/2031		114,213	113,218	112,945	1.90
									194,925	195,100	3.28
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	5.75%	9.51%	2/5/2026	12/23/2029		76,132	75,946	76,132	1.28
Albireo Energy, LLC	(4)(11)	SOFR +	5.75%	9.51%	2/5/2026	12/23/2029		29,024	28,971	29,024	0.49
Albireo Energy, LLC	(4)(5)(7)(11)	SOFR +	5.75%	9.50%	2/5/2026	12/23/2029		3,250	2,996	3,250	0.05
Dwyer Instruments, LLC	(4)(7)(10)	SOFR +	4.75%	8.48%	11/15/2024	7/20/2029		10,258	10,189	10,258	0.17
Electro Switch Business Trust, LLC	(4)(10)	SOFR +	4.75%	8.48%	9/2/2025	9/2/2032		31,344	31,137	31,187	0.53
Electro Switch Business Trust, LLC	(4)(5)(7)(10)	P +	4.75%	10.50%	9/2/2025	9/2/2032		543	505	521	0.01
Guardian Bidco, Inc.	(4)(5)(7)(8)	SOFR +	5.50%	9.12%	9/2/2025	8/30/2032		5,307	5,257	5,299	0.09
Phoenix 1 Buyer Corp.	(4)(7)(10)	SOFR +	4.75%	8.42%	11/20/2023	11/20/2030		25,365	25,176	25,365	0.43
Spectrum Safety Solutions Purchaser, LLC	(4)(6)(7)(9)	SOFR +	4.50%	8.23%	7/1/2024	7/1/2031		70,281	69,387	70,281	1.18
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	4.50%	6.79%	7/1/2024	7/1/2031	EUR	14,838	15,767	16,954	0.29
Spectrum Safety Solutions Purchaser, LLC	(4)(5)(6)(9)	E +	4.50%	6.68%	7/1/2024	7/1/2030	EUR	2,128	2,374	2,432	0.04
									267,705	270,703	4.56
Energy Equipment & Services
LPW Group Holdings, Inc.	(4)(7)(11)	SOFR +	6.00%	9.77%	3/15/2024	3/14/2031		26,325	25,796	26,325	0.44
Financial Services
Carr Riggs & Ingram Capital, LLC	(4)(9)	SOFR +	4.50%	8.23%	11/18/2024	11/18/2031		7,351	7,294	7,259	0.12
Carr Riggs & Ingram Capital, LLC	(4)(5)(7)(9)	SOFR +	4.50%	8.23%	11/18/2024	11/18/2031		1,329	1,312	1,282	0.02
Carr Riggs & Ingram Capital, LLC	(4)(5)(7)(9)	SOFR +	4.50%	8.23%	11/18/2024	11/18/2031		280	267	259	0.00
DM Intermediate Parent, LLC	(4)(10)	SOFR +	5.00%	8.64%	9/30/2024	9/30/2030		17,948	17,757	17,948	0.30
DM Intermediate Parent, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.64%	9/30/2024	9/30/2030		7,603	7,588	7,603	0.13
DM Intermediate Parent, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.64%	12/19/2025	9/30/2030		11,253	11,089	11,253	0.19
Harp Finco, Ltd.	(4)(5)(6)(8)	S +	5.00%	8.73%	3/27/2025	3/27/2032	GBP	14,508	18,481	19,051	0.32
More Cowbell II, LLC	(4)(7)(10)	SOFR +	4.25%	7.74%	9/3/2025	9/3/2030		7,837	7,721	7,826	0.13
PKF O'Connor Davies Advisory, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.16%	11/15/2024	11/18/2031		1,169	1,158	1,169	0.02
									72,667	73,650	1.23

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Ground Transportation
Channelside AcquisitionCo, Inc.	(4)(7)(10)	SOFR +	4.75%	8.41%	5/15/2024	6/30/2028		$19,406	$19,280	$18,841	0.32%
Health Care Equipment & Supplies
Bamboo US BidCo, LLC	(4)(5)(11)	SOFR +	5.25%	8.91%	9/29/2023	9/30/2030	976		963	947	0.02
Bamboo US BidCo, LLC	(4)(5)(11)	E +	5.25%	7.40%	9/29/2023	9/30/2030	EUR	349	363	387	0.01
Bamboo US BidCo, LLC	(4)(5)(11)	SOFR +	5.25%	8.91%	11/20/2024	9/30/2030	105		103	102	0.00
Bamboo US BidCo, LLC	(4)(5)(7)(11)	SOFR +	5.25%	8.89%	9/29/2023	10/1/2029	50		47	50	0.00
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	9.38%	9/13/2021	9/13/2027	20,955		20,871	20,536	0.35
GCX Corporation Buyer, LLC	(4)(5)(10)	SOFR +	5.50%	9.32%	9/13/2021	9/13/2027	5,307		5,289	5,201	0.09
Zeus, LLC	(4)(10)	SOFR +	5.40%	9.13%	2/28/2024	2/28/2031	24,433		24,193	23,151	0.39
Zeus, LLC	(4)(5)(10)	SOFR +	5.40%	9.13%	2/28/2024	2/28/2031	2,259		2,242	2,140	0.04
Zeus, LLC	(4)(5)(7)(10)	SOFR +	5.40%	9.14%	2/28/2024	2/28/2030	571		540	391	0.01
									54,611	52,905	0.91
Health Care Providers & Services
123Dentist, Inc.	(4)(5)(6)(10)	CA +	5.00%	7.28%	8/10/2022	8/9/2029	CAD	2,159	1,665	1,522	0.03
123Dentist, Inc.	(4)(5)(6)(10)	CA +	5.00%	7.28%	8/9/2024	8/10/2029	CAD	291	214	205	0.00
123Dentist, Inc.	(4)(5)(6)(7)(10)	CA +	4.75%	7.03%	9/8/2025	8/10/2029	CAD	16,821	12,036	11,860	0.20
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.50%	10.02%	5/7/2021	5/7/2027	6,673		6,654	5,672	0.10
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.50%	10.45%	5/7/2021	5/7/2027	1,599		1,596	1,360	0.02
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.50%	10.45%	5/7/2021	8/7/2026	855		855	660	0.01
Amerivet Partners Management, Inc.	(4)(7)(10)	SOFR +	5.50%	9.60%	2/25/2022	2/25/2028	5,306		5,271	4,804	0.08
Amerivet Partners Management, Inc.	(4)(5)(10)	SOFR +	5.50%	9.60%	2/25/2022	2/25/2028	152		151	139	0.00
Aryeh Bidco Investment, Ltd.	(4)(5)(6)(10)	CA +	5.00%	7.29%	1/14/2026	1/14/2033	CAD	7,811	5,573	5,452	0.09
Aryeh Bidco Investment, Ltd.	(4)(5)(6)(7)(10)	CA +	5.00%	7.29%	1/14/2026	1/14/2033	CAD	332	227	217	0.00
Biotouch Global Solutions, Inc.	(4)(7)(11)	SOFR +	5.50%	9.17%	8/27/2025	8/27/2032	23,680		23,332	22,929	0.39
Biotouch Global Solutions, Inc.	(4)(5)(7)(11)	SOFR +	5.50%	9.16%	8/27/2025	8/27/2032	757		736	709	0.01
Canadian Hospital Specialties, Ltd.	(4)(5)(6)(11)	CA +	4.50%	7.12%	4/15/2021	4/14/2028	CAD	28,879	22,981	20,362	0.34
Canadian Hospital Specialties, Ltd.	(4)(5)(6)(7)(10)	CA +	4.50%	7.12%	4/15/2021	4/15/2027	CAD	1,800	1,259	1,269	0.02

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
CCBlue Bidco, Inc.	(4)(5)(10)	SOFR +	6.50%	10.34% (incl. 4.00% PIK)	12/21/2021	12/21/2028		$12,718	$12,643	$10,619	0.18%
Commander Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.14%	6/26/2025	6/25/2032		31,555	31,174	31,453	0.53
Compsych Investments Corp.	(4)(7)(10)	SOFR +	4.75%	8.41%	7/22/2024	7/22/2031		11,942	11,893	11,658	0.20
DCA Investment Holding, LLC	(4)(5)(10)	SOFR +	6.50%	10.16% (incl. 2.25% PIK)	6/2/2026	6/2/2031		17,761	17,761	17,761	0.30
DCA Investment Holding, LLC	(4)(5)(10)	SOFR +	5.00%	8.66%	6/2/2026	6/2/2031		3,062	2,876	3,062	0.05
Imagine 360, LLC	(4)(7)(10)	SOFR +	4.75%	8.48%	9/18/2024	10/2/2028		16,897	16,787	16,869	0.28
Inception Fertility Ventures, LLC	(4)(7)(10)	SOFR +	5.50%	9.16%	4/29/2024	4/29/2030		48,343	48,228	47,845	0.81
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.25%	9.02%	10/15/2020	4/15/2028		126,345	125,705	122,870	2.07
Kwol Acquisition, Inc.	(4)(7)(10)	SOFR +	5.00%	8.73%	12/8/2023	12/6/2029		10,246	10,105	10,157	0.17
Kwol Acquisition, Inc.	(4)(5)(10)	SOFR +	5.00%	8.73%	2/17/2026	12/12/2029		3,577	3,553	3,551	0.06
MB2 Dental Solutions, LLC	(4)(10)	SOFR +	5.50%	9.14%	2/13/2024	2/13/2031		22,812	22,660	22,812	0.38
MB2 Dental Solutions, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.14%	2/13/2024	2/13/2031		5,019	5,000	5,019	0.08
MB2 Dental Solutions, LLC	(4)(5)(10)	SOFR +	5.50%	9.14%	2/13/2024	2/13/2031		3,374	3,355	3,374	0.06
Navigator Acquiror, Inc.	(4)(7)(9)	SOFR +	5.50%	9.24% (incl. 4.00% PIK)	7/16/2021	7/16/2030		269,560	269,002	204,749	3.45
PPV Intermediate Holdings, LLC	(4)(10)	SOFR +	5.75%	9.42%	8/31/2022	8/31/2029		1,948	1,934	1,909	0.03
PPV Intermediate Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.25%	8.92%	9/6/2023	8/31/2029		253	250	238	0.00
Smile Doctors, LLC	(4)(10)	SOFR +	5.90%	9.63%	6/9/2023	12/23/2028		10,584	10,497	10,266	0.17
Smile Doctors, LLC	(4)(5)(7)(10)	SOFR +	5.90%	9.63%	6/9/2023	12/23/2028		2,561	2,522	2,441	0.04
Snoopy Bidco, Inc.	(4)(10)	SOFR +	6.50%	10.42% (incl. 5.50% PIK)	6/1/2021	6/1/2028		364,642	362,798	342,763	5.77
SpecialtyCare, Inc.	(4)(5)(11)	SOFR +	4.75%	8.44%	8/26/2025	12/18/2029		12,204	12,087	12,052	0.20
SpecialtyCare, Inc.	(4)(5)(7)(11)	SOFR +	5.00%	8.66%	8/26/2025	12/18/2029		111	104	100	0.00
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	4.75%	8.48%	1/5/2026	1/5/2033		3,101	3,075	3,074	0.05
The Fertility Partners, Inc.	(4)(5)(6)(10)	SOFR +	5.75%	9.51%	3/16/2022	3/16/2028		4,800	4,773	4,680	0.08
The Fertility Partners, Inc.	(4)(5)(6)(10)	CA +	5.75%	8.33%	3/16/2022	3/16/2028	CAD	4,800	3,743	3,300	0.06
The Fertility Partners, Inc.	(4)(5)(6)(10)	SOFR +	5.75%	9.51%	3/16/2022	3/16/2028		267	267	260	0.00
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	CA +	5.75%	8.33%	3/16/2022	9/16/2027	CAD	243	181	165	0.00

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	9.43%	7/15/2022	7/15/2028	$1,068	$1,060	$1,036	0.02%
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	9.48%	7/15/2022	7/15/2028	1,465	1,456	1,421	0.02
Unified Women's Healthcare, LP	(4)(5)(9)	SOFR +	5.00%	8.73%	6/16/2022	6/18/2029	2,049	2,049	2,049	0.03
Unified Women's Healthcare, LP	(4)(9)	SOFR +	5.00%	8.73%	3/22/2024	6/18/2029	22,234	22,140	22,234	0.37
Unified Women's Healthcare, LP	(4)(7)(9)	SOFR +	5.00%	8.64%	3/22/2024	6/18/2029	44,289	44,037	44,289	0.75
Unified Women's Healthcare, LP	(4)(9)	SOFR +	5.00%	8.73%	9/22/2025	6/18/2029	69,970	69,580	69,970	1.18
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.02%	11/18/2021	11/18/2028	37,021	36,808	37,021	0.62
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.63%	11/18/2021	11/18/2028	15,616	15,557	15,616	0.26
US Oral Surgery Management Holdco, LLC	(4)(7)(10)	SOFR +	5.25%	9.02%	8/16/2023	11/20/2028	50,712	50,352	50,712	0.85
US Oral Surgery Management Holdco, LLC	(4)(5)(10)	SOFR +	5.25%	9.08%	12/5/2022	11/18/2028	83	83	83	0.00
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	SOFR +	6.50%	10.23% (incl. 5.12% PIK)	8/2/2024	6/29/2029	21,569	21,569	21,569	0.36
WHCG Purchaser III, Inc.	(4)(5)(10)(17)		10.00%	10.00% PIK	8/2/2024	6/30/2030	18,715	6,354	11,977	0.20
								1,336,568	1,248,184	20.97
Health Care Technology
Accuity Delivery Systems, LLC	(4)(7)(9)	SOFR +	4.75%	8.42%	5/29/2025	5/29/2031	31,720	31,614	31,693	0.53
Brilliance Technologies, Inc.	(4)(7)(9)	SOFR +	5.00%	8.64% (incl. 2.50% PIK)	3/11/2025	3/11/2032	1,516	1,506	1,492	0.03
Brilliance Technologies, Inc.	(4)(5)(9)	SOFR +	5.00%	8.64% (incl. 2.50% PIK)	3/11/2025	3/11/2032	2,425	2,415	2,401	0.04
Brilliance Technologies, Inc.	(4)(5)(9)	SOFR +	5.00%	8.64% (incl. 2.50% PIK)	5/16/2025	3/11/2032	2,152	2,144	2,131	0.04
Brilliance Technologies, Inc.	(4)(5)(7)(9)	SOFR +	5.00%	8.14% (incl. 2.50% PIK)	3/11/2025	3/11/2032	364	362	352	0.01
Caerus US 1, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	8.73%	5/25/2022	5/25/2029	11,111	11,019	10,778	0.18
Caerus US 1, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	8.73%	10/28/2022	5/25/2029	2,143	2,124	2,078	0.03
Caerus US 1, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	8.73%	10/28/2022	5/25/2029	314	311	304	0.01
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	8.73%	3/27/2024	5/25/2029	49,000	49,000	47,530	0.80
Caerus US 1, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.00%	8.65%	5/25/2022	5/25/2029	925	914	886	0.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Technology (continued)
Color Intermediate, LLC	(4)(10)	SOFR +	4.75%	8.58%	7/2/2024	10/4/2029	$19,657	$19,427	$19,461	0.33%
Continental Buyer, Inc.	(4)(7)(10)	SOFR +	4.75%	8.39%	4/2/2024	4/2/2031	36,778	36,418	36,746	0.62
Continental Buyer, Inc.	(4)(5)(10)	SOFR +	4.75%	8.39%	10/21/2025	4/2/2031	21,855	21,760	21,855	0.37
Continental Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.39%	4/2/2024	4/2/2031	1,249	1,237	1,249	0.02
Cronos Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	9.91%	3/1/2021	3/1/2028	71,173	70,665	70,462	1.19
Cronos Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	9.91%	3/1/2021	3/1/2028	14,758	14,697	14,610	0.25
Cronos Crimson Holdings, Inc.	(4)(5)(10)	SOFR +	6.09%	9.99%	4/25/2025	3/1/2028	17,647	17,544	17,471	0.29
CT Technologies Intermediate Holdings, Inc.	(4)(10)	SOFR +	5.00%	8.64%	8/30/2024	9/2/2031	27,921	27,715	27,921	0.47
CT Technologies Intermediate Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.64%	8/30/2024	9/2/2031	464	417	405	0.01
CT Technologies Intermediate Holdings, Inc.	(4)(7)(10)	SOFR +	4.75%	8.39%	8/5/2025	9/2/2031	27,971	27,733	27,691	0.47
CT Technologies Intermediate Holdings, Inc.	(4)(10)	SOFR +	4.75%	8.39%	7/10/2025	9/2/2031	12,056	11,954	11,935	0.20
CT Technologies Intermediate Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.39%	7/10/2025	9/2/2031	5,167	5,116	5,098	0.09
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	6.00%	9.88%	10/29/2021	10/30/2028	16,750	16,646	15,111	0.25
Healthcomp Holding Company, LLC	(4)(10)	SOFR +	5.75%	9.42%	11/8/2023	11/8/2029	102,415	101,877	93,710	1.58
Kona Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	7/23/2024	7/23/2031	77	76	75	0.00
Kona Buyer, LLC	(4)(5)(10)	SOFR +	4.50%	8.17%	7/23/2024	7/23/2031	1,029	1,021	1,024	0.02
Kona Buyer, LLC	(4)(5)(10)	SOFR +	4.50%	8.16%	6/27/2025	7/23/2031	259	258	258	0.00
Kona Buyer, LLC	(4)(5)(10)	SOFR +	4.50%	8.16%	6/27/2025	7/23/2031	291	290	289	0.00
Kona Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.16%	7/23/2024	7/23/2031	18	16	17	0.00
Magic Bidco, Inc.	(4)(10)	SOFR +	5.75%	9.42%	7/1/2024	7/1/2030	25,549	25,174	23,633	0.40
Magic Bidco, Inc.	(4)(5)(10)	SOFR +	5.75%	9.37%	7/1/2024	7/1/2030	3,714	3,652	3,435	0.06
Magic Bidco, Inc.	(4)(5)(10)	SOFR +	5.75%	9.42%	7/1/2024	7/1/2030	1,251	1,251	1,157	0.02
MEDX AMCP Holdings, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.14%	7/21/2025	7/21/2032	4,100	4,050	4,034	0.07
Modernizing Medicine, Inc.	(4)(7)(10)	SOFR +	4.75%	8.48% (incl. 2.25% PIK)	4/30/2025	4/30/2032	9,073	8,992	9,064	0.15
Neptune Holdings, Inc.	(4)(7)(10)	SOFR +	4.50%	8.23%	12/12/2024	8/31/2030	6,825	6,711	6,733	0.11
Netsmart Technologies, Inc.	(4)(7)(10)	SOFR +	5.20%	8.82% (incl. 2.70% PIK)	8/23/2024	8/25/2031	24,605	24,391	24,082	0.41
Octane Purchaser, Inc.	(4)(5)(7)(9)	SOFR +	4.60%	8.24%	5/19/2025	5/19/2032	2,332	2,320	2,289	0.04
Octane Purchaser, Inc.	(4)(5)(9)	SOFR +	4.60%	8.24%	5/19/2025	5/19/2032	1,227	1,222	1,206	0.02

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Technology (continued)
Rocky MRA Acquisition Corp.	(4)(9)	SOFR +	5.00%	8.77%	4/1/2022	4/2/2029		$9,331	$9,282	$9,331	0.16%
Signant Finance One, Ltd.	(4)(5)(7)(10)	SOFR +	5.00%	8.73%	10/16/2025	10/16/2031		37,681	37,328	37,470	0.63
Signant Finance One, Ltd.	(4)(5)(7)(10)	SOFR +	5.00%	8.74%	10/16/2025	10/16/2031		1,072	1,040	1,054	0.02
									601,689	588,521	9.93
Insurance
Amerilife Holdings, LLC	(4)(10)	SOFR +	5.00%	8.66%	6/17/2024	8/31/2029		96,539	96,191	96,298	1.62
Amerilife Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.66%	6/17/2024	8/31/2029		4,005	3,954	3,965	0.07
Amerilife Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.66%	6/17/2024	8/31/2029		5,637	5,570	5,558	0.09
Beacon Dc, Ltd.	(4)(6)(10)	SOFR +	4.75%	8.48%	12/4/2025	12/4/2032		135,854	133,987	133,816	2.25
Beacon Dc, Ltd.	(4)(5)(6)(7)(10)	SOFR +	4.75%	8.48%	12/4/2025	12/4/2032		30,035	29,442	29,307	0.49
CFCo, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(17)(18)		0.00%	0.00%	9/11/2023	9/13/2038		9,566	1,397	0	0.00
Daylight Beta Parent, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(17)(18)		10.00%	10.00% PIK	9/11/2023	9/12/2033		7,072	5,559	581	0.01
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.48%	10/29/2021	10/29/2030		14,210	14,132	14,210	0.24
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.48%	10/29/2021	10/29/2030		4,711	4,677	4,711	0.08
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.48%	11/17/2023	10/29/2030		6,788	6,703	6,788	0.11
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	4.75%	8.48%	5/21/2024	10/29/2030		5,932	5,876	5,932	0.10
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	4.75%	8.48%	5/21/2024	10/29/2030		4,975	4,951	4,975	0.08
Foundation Risk Partners Corp.	(4)(5)(10)	SOFR +	4.75%	8.48%	9/24/2025	10/29/2030		2,024	2,024	2,024	0.03
Foundation Risk Partners Corp.	(4)(5)(10)	SOFR +	4.75%	8.48%	9/24/2025	10/29/2030		946	946	946	0.02
Galway Borrower, LLC	(4)(5)(10)	SOFR +	4.50%	8.23%	9/30/2021	9/29/2028		14,549	14,497	14,513	0.24
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.24%	9/30/2021	9/29/2028		2,962	2,914	2,939	0.05
Galway Borrower, LLC	(4)(5)(10)	SOFR +	4.50%	8.23%	2/7/2024	9/29/2028		13,217	13,182	13,184	0.22
Gimlet Bidco, GmbH	(4)(6)(8)	E +	5.00%	7.15%	4/15/2024	4/23/2031	EUR	30,620	32,071	34,987	0.59
Gimlet Bidco, GmbH	(4)(6)(8)	E +	5.00%	7.15%	4/15/2024	4/23/2031	EUR	12,475	13,130	14,254	0.24
Gimlet Bidco, GmbH	(4)(6)(7)(8)	E +	5.00%	7.15%	4/15/2024	4/23/2031	EUR	10,687	12,797	12,211	0.21
Higginbotham Insurance Agency, Inc.	(4)(5)(6)(11)	SOFR +	4.50%	8.14%	7/3/2024	6/11/2031		4,900	4,898	4,900	0.08
High Street Buyer, Inc.	(4)(10)	SOFR +	4.25%	7.98%	4/16/2021	4/14/2028		10,172	10,120	10,172	0.17
High Street Buyer, Inc.	(4)(7)(10)	SOFR +	4.25%	7.98%	4/16/2021	4/14/2028		77,366	76,885	77,321	1.30
High Street Buyer, Inc.	(4)(10)	SOFR +	4.25%	7.98%	4/16/2021	4/14/2028		13,429	13,360	13,429	0.23
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.25%	7.98%	7/18/2025	4/14/2028		4,261	4,181	4,261	0.07

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Integrity Marketing Acquisition, LLC	(4)(7)(10)	SOFR +	5.00%	8.67%	8/27/2024	8/25/2028		$163,141	$162,563	$162,632	2.74%
Koala Investment Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.25%	7.99%	8/29/2025	8/29/2032	1,380		1,366	1,358	0.02
Koala Investment Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.25%	7.98%	8/29/2025	8/29/2032	63		62	61	0.00
MRH Trowe Beteiligungsgesellschaft mbH	(4)(6)(7)(8)	E +	5.00%	7.16%	5/15/2025	5/17/2032	EUR	417	462	464	0.01
Paisley Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.50%	9.23% (incl. 2.00% PIK)	4/17/2024	5/7/2031	GBP	6,514	8,087	7,816	0.13
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.50%	7.65% (incl. 2.00% PIK)	4/17/2024	5/7/2031	EUR	3,454	3,685	3,572	0.06
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.50%	7.65% (incl. 2.00% PIK)	4/17/2024	5/7/2031	EUR	3,047	3,153	3,151	0.05
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.50%	7.65% (incl. 2.00% PIK)	7/31/2025	5/7/2031	EUR	2,954	3,378	3,055	0.05
Patriot Growth Insurance Services, LLC	(4)(5)(10)	SOFR +	5.00%	8.88%	10/14/2021	10/16/2028	4,474		4,453	4,340	0.07
Patriot Growth Insurance Services, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.73%	11/17/2023	10/16/2028	4,254		4,230	4,194	0.07
Sail Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.25%	8.98%	11/28/2025	11/28/2032	GBP	8,010	10,506	10,509	0.18
SG Acquisition, Inc.	(4)(7)(10)	SOFR +	4.75%	8.43%	4/3/2024	4/3/2030	121,957		121,226	121,957	2.05
Shelf Bidco, Ltd.	(4)(6)(10)(18)	SOFR +	5.18%	8.66%	10/17/2024	10/17/2031	147,632		147,078	147,632	2.49
Simplicity Financial Marketing Group Holdings, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.00%	8.73%	12/31/2024	12/31/2031	9,963		9,860	9,931	0.17
Sparta UK Bidco, Ltd.	(4)(5)(6)(8)	S +	6.00%	9.73%	9/25/2024	9/25/2031	GBP	17,779	23,501	23,347	0.39
Sparta UK Bidco, Ltd.	(4)(5)(6)(8)	E +	5.25%	7.72%	9/25/2024	9/25/2031	EUR	470	526	531	0.01
SQ ABS Issuer, LLC	(4)(5)(6)(8)		7.80%	7.80%	10/11/2024	10/20/2039	4,138		4,109	4,107	0.07

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Tennessee Bidco, Limited	(4)(6)(8)	SOFR +	5.50%	9.08% (incl. 2.00% PIK)	7/1/2024	7/1/2031		$85,882	$84,606	$84,808	1.43%
Tennessee Bidco, Limited	(4)(5)(6)(8)	SOFR +	5.50%	9.29% (incl. 2.00% PIK)	7/1/2024	7/1/2031	19,950		19,864	19,700	0.33
Tennessee Bidco, Limited	(4)(5)(6)(8)	S +	5.50%	9.22% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	46,286	62,733	60,628	1.02
Tennessee Bidco, Limited	(4)(5)(6)(8)	S +	5.50%	9.23% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	3,478	4,379	4,555	0.08
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.50%	7.62% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	1,936	2,052	2,184	0.04
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.50%	8.11% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	9,503	10,877	10,722	0.18
Tennessee Bidco, Limited	(4)(5)(6)(8)	SOFR +	5.50%	9.11% (incl. 2.00% PIK)	5/9/2025	7/1/2031	6,706		6,676	6,622	0.11
Tennessee Bidco, Limited	(4)(5)(6)(7)(8)	S +	5.50%	9.23% (incl. 2.00% PIK)	5/9/2025	7/1/2031	GBP	384	557	337	0.01
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.50%	7.86% (incl. 2.00% PIK)	5/9/2025	7/1/2031	EUR	3,599	4,215	4,061	0.07
THG Acquisition, LLC	(4)(5)(10)	SOFR +	4.75%	8.39%	10/31/2024	10/31/2031	11,507		11,419	11,507	0.19
THG Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.39%	10/31/2024	10/31/2031	2,237		2,210	2,237	0.04
World Insurance Associates, LLC	(4)(7)(11)	SOFR +	5.00%	8.73%	2/14/2025	4/3/2030	98,378		97,414	98,312	1.66
									1,328,691	1,325,612	22.31
Interactive Media & Services
Cadillac BidCo S.à r.l.	(4)(5)(6)(8)	E +	4.75%	6.93%	2/27/2026	2/27/2033	EUR	40,003	47,045	45,251	0.76
North Haven Ushc Acquisition, Inc.	(4)(7)(11)	SOFR +	5.25%	9.08%	8/28/2024	10/29/2027	2,737		2,695	2,424	0.04
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.08%	8/28/2024	10/29/2027	2,170		2,156	2,018	0.03
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.08%	8/28/2024	10/29/2027	1,271		1,263	1,182	0.02
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.02%	8/28/2024	10/29/2027	541		537	503	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	9.08%	8/28/2024	10/29/2027	1,103		1,080	730	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.08%	8/28/2024	10/29/2027	629		625	585	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.02%	8/28/2024	10/29/2027	3,872		3,847	3,601	0.06
									59,248	56,294	0.94

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
IT Services
Allium Buyer, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.66%	5/2/2023	5/2/2030		$1,556	$1,527	$1,549	0.03%
Cassipoee, SASU	(4)(5)(6)(8)	E +	4.50%	6.79%	2/26/2025	2/26/2032	EUR	160	165	179	0.00
Denali TopCo, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.41%	8/26/2025	8/26/2032	16,837		16,683	16,619	0.28
Fern Bidco, Ltd.	(4)(5)(6)(8)	S +	5.00%	8.73%	7/1/2024	7/1/2031	GBP	20,317	25,323	26,613	0.45
Fern Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.00%	8.73%	7/1/2024	7/1/2031	GBP	2,222	2,700	2,779	0.05
Firmus Supercloud PTY, Ltd.	(4)(5)(6)(7)(11)	SOFR +	5.13%	8.77%	4/21/2026	3/15/2032	19,125		18,736	17,763	0.30
Infostretch Corporation	(4)(5)(10)	SOFR +	5.75%	9.63%	4/1/2022	4/1/2028	4,800		4,772	4,248	0.07
Inovalon Holdings, Inc.	(4)(10)	SOFR +	5.50%	9.43% (incl. 2.75% PIK)	4/11/2025	11/24/2028	187,549		185,900	176,296	2.97
KEN Bidco, Ltd.	(4)(5)(6)(10)	S +	6.00%	10.00% (incl. 2.50% PIK)	5/3/2024	10/14/2028	GBP	9,645	11,965	9,659	0.16
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	ST +	6.00%	8.18%	9/28/2022	9/28/2029	SEK	2,090	186	210	0.00
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	E +	6.00%	8.17%	9/28/2022	9/28/2029	EUR	1,347	1,305	1,501	0.03
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	CI +	6.00%	8.14%	9/28/2022	9/28/2029	DKK	4,819	627	718	0.01
Monterey Financing, S.à r.l.	(4)(5)(6)(9)	N +	6.00%	10.37%	9/28/2022	9/28/2029	NOK	910	83	90	0.00
Namecheap, Inc.	(4)(7)(10)	SOFR +	4.75%	8.39%	5/21/2026	5/21/2033	12,930		12,782	12,779	0.22
Nephele III, BV	(4)(5)(6)(7)(8)	E +	4.35%	6.64%	3/31/2025	1/14/2032	EUR	267	285	304	0.01
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	9.52%	10/25/2021	10/25/2027	18,885		18,802	18,272	0.31
Red River Technology, LLC	(4)(5)(11)	SOFR +	6.00%	9.81%	5/26/2021	11/26/2028	77,922		77,717	70,325	1.18
Red River Technology, LLC	(4)(5)(11)	SOFR +	6.00%	9.81%	12/1/2025	11/26/2028	8,732		8,629	7,881	0.13
Redwood Services Group, LLC	(4)(10)	SOFR +	5.25%	8.99%	1/3/2025	6/15/2029	75,897		75,371	75,897	1.28
Redwood Services Group, LLC	(4)(10)	SOFR +	5.25%	8.99%	2/5/2024	6/15/2029	102,707		101,348	102,707	1.73
Redwood Services Group, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.49%	2/5/2024	6/15/2029	4,106		4,039	3,919	0.07

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
IT Services (continued)
Turing Holdco, Inc.	(4)(5)(6)(8)	SOFR +	6.00%	10.23% (incl. 2.50% PIK)	10/14/2021	10/14/2028		$9,170	$9,044	$6,924	0.12%
Turing Holdco, Inc.	(4)(5)(6)(8)	SOFR +	6.00%	10.24% (incl. 2.50% PIK)	10/14/2021	10/14/2028	4,588		4,550	3,464	0.06
Turing Holdco, Inc.	(4)(5)(6)(8)	E +	6.00%	8.50% (incl. 2.50% PIK)	10/14/2021	10/14/2028	EUR	11,829	13,526	10,204	0.17
Turing Holdco, Inc.	(4)(5)(6)(8)	E +	6.00%	8.50% (incl. 2.50% PIK)	10/14/2021	10/14/2028	EUR	4,522	5,154	3,901	0.07
Turing Holdco, Inc.	(4)(6)(10)	SOFR +	6.00%	10.23% (incl. 2.50% PIK)	5/3/2024	10/14/2028	21,559		21,251	16,277	0.27
Turing Holdco, Inc.	(4)(5)(6)(10)	S +	6.00%	10.00% (incl. 2.50% PIK)	5/3/2024	10/14/2028	GBP	16,195	20,085	16,218	0.27
									642,555	607,296	10.24
Life Sciences Tools & Services
Cambrex Corp.	(4)(7)(10)	SOFR +	4.75%	8.39%	3/5/2025	3/5/2032	22,926		22,723	22,426	0.38
Cambrex Corp.	(4)(5)(10)	SOFR +	4.75%	8.39%	3/5/2025	3/5/2032	3,306		3,279	3,240	0.05
Creek Parent, Inc.	(4)(7)(10)	SOFR +	5.00%	8.64%	12/17/2024	12/18/2031	67,939		66,875	66,922	1.13
Falcon Parent Holdings, Inc.	(4)(7)(10)	SOFR +	5.50%	9.15% (incl. 2.75% PIK)	11/6/2024	11/6/2031	28,289		28,080	27,565	0.46
Falcon Parent Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.66%	11/6/2024	11/6/2031	734		703	667	0.01
PAS Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.14%	8/18/2025	8/18/2032	463		453	456	0.01
									122,113	121,276	2.04
Machinery
Bidco 76 S.p.A.	(4)(6)(8)	E +	4.75%	6.87%	12/11/2024	12/10/2031	EUR	22,008	22,812	25,146	0.42
Cielo Bidco, Ltd.	(4)(5)(6)(8)	S +	4.75%	8.48%	6/30/2025	3/31/2032	GBP	151	206	201	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(7)(8)	E +	4.75%	6.93%	6/30/2025	3/31/2032	EUR	77	89	87	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(8)	SOFR +	4.75%	8.37%	6/30/2025	3/31/2032	76		75	76	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(7)(8)	SOFR +	4.75%	8.37%	6/30/2025	3/31/2032	66		65	66	0.00
MHE Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.00%	9.81%	7/21/2021	7/21/2027	2,013		2,006	1,987	0.03
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.06%	8/30/2022	7/21/2027	76		76	75	0.00
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.50%	10.31%	12/20/2022	7/21/2027	76		76	75	0.00
									25,405	27,713	0.45

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Marine Transportation
Armada Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.41%	10/29/2021	10/29/2030		$1,241	$1,222	$1,241	0.02%
Armada Parent, Inc.	(4)(10)	SOFR +	4.75%	8.41%	6/9/2025	10/29/2030	25,089		24,931	25,089	0.42
Kattegat Project Bidco, AB	(4)(6)(8)	SOFR +	5.50%	9.23%	3/20/2024	4/7/2031	2,605		2,560	2,605	0.04
Kattegat Project Bidco, AB	(4)(5)(6)(7)(8)	E +	5.50%	7.79%	3/20/2024	4/7/2031	EUR	29,819	31,720	33,978	0.57
									60,433	62,913	1.05
Media
Bimini Group Purchaser, Inc.	(4)(10)	SOFR +	4.75%	8.42%	4/26/2024	4/25/2031	68,834		68,360	68,145	1.15
Bimini Group Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.36%	4/26/2024	4/25/2031	12,950		12,791	12,747	0.21
									81,151	80,892	1.36

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Oil, Gas & Consumable Fuels
Eagle Midstream Canada Finance, Inc.	(4)(6)(10)	SOFR +	5.25%	8.89%	8/30/2024	8/15/2028		$43,141	$42,912	$43,141	0.73%
KKR Alberta Midstream Finance, Inc.	(4)(6)(10)	SOFR +	5.25%	8.89%	8/30/2024	8/15/2028	23,468		23,297	23,468	0.40
									66,209	66,609	1.13
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.50%	9.28%	11/12/2021	11/12/2027	7,106		7,080	7,053	0.12
Profile Products, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.28%	11/12/2021	11/12/2027	173		171	170	0.00
Profile Products, LLC	(4)(5)(7)(10)	P +	4.50%	11.25%	11/12/2021	11/12/2027	138		138	135	0.00
									7,389	7,358	0.12
Pharmaceuticals
Animal Wellness Investments S.p.A	(4)(6)(7)(8)	E +	5.25%	7.39%	1/15/2026	1/15/2033	EUR	12,918	14,687	14,441	0.24
Apple AU Finco Pty, Ltd.	(4)(5)(6)(7)(9)	BB +	4.75%	9.24%	5/28/2026	5/27/2033	AUD	167	109	100	0.00
Apple SG Bidco Pte. Ltd.	(4)(5)(6)(9)	BB +	4.75%	9.24%	5/28/2026	5/27/2033	AUD	44,205	31,349	30,299	0.51
Eden Acquisitionco, Ltd.	(4)(6)(7)(10)	SOFR +	5.00%	8.73%	11/2/2023	11/18/2030	38,368		37,709	38,223	0.64
Eden Acquisitionco, Ltd.	(4)(5)(6)(8)	E +	5.00%	7.29%	9/23/2025	11/18/2030	EUR	4,698	5,068	5,368	0.09
Galileo Pharma Bidco S.p.A	(4)(5)(6)(8)	E +	5.00%	7.22%	10/7/2025	10/7/2032	EUR	4,988	5,708	5,657	0.10
Gusto Sing Bidco Pte, Ltd.	(4)(5)(6)(7)(10)	BB +	4.75%	9.12%	11/15/2024	11/15/2031	AUD	1,000	641	689	0.01
Perseus Bidco US, Inc.	(4)(5)(6)(8)	SOFR +	5.00%	8.67%	8/13/2025	8/13/2032	10,406		10,299	10,276	0.17
Stark International Lux	(4)(5)(6)(8)	SOFR +	5.00%	8.67%	8/13/2025	8/13/2032	1,236		1,223	1,221	0.02
Stark International Lux	(4)(5)(6)(8)	E +	5.00%	7.23%	8/13/2025	8/13/2032	EUR	185	215	209	0.00
									107,008	106,483	1.78
Professional Services
Accordion Partners, LLC	(4)(10)	SOFR +	5.00%	8.67%	12/17/2025	11/17/2031	10,195		10,172	10,169	0.17
Accordion Partners, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.73%	12/17/2025	11/17/2031	2,007		1,975	1,977	0.03
ALKU, LLC	(4)(5)(10)	SOFR +	6.25%	9.98%	5/23/2023	5/23/2029	778		769	762	0.01
ALKU, LLC	(4)(10)	SOFR +	5.50%	9.23%	2/21/2024	5/23/2029	26,062		25,775	25,085	0.42
Apex Companies, LLC	(4)(11)	SOFR +	5.00%	8.67%	8/28/2024	1/31/2030	10,786		10,675	10,786	0.18
Apex Companies, LLC	(4)(11)	SOFR +	5.00%	8.67%	1/31/2023	1/31/2030	1,950		1,925	1,950	0.03
Apex Companies, LLC	(4)(5)(11)	SOFR +	5.00%	8.67%	8/28/2024	1/31/2030	8,233		8,152	8,233	0.14
Apex Companies, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.66%	10/24/2025	1/31/2030	7,717		7,566	7,717	0.13
Artisan Acquisitionco, Ltd.	(4)(6)(8)	SOFR +	4.50%	8.23%	9/27/2024	9/30/2031	57,154		56,298	56,440	0.95
Artisan Acquisitionco, Ltd.	(4)(6)(8)	SOFR +	4.50%	8.23%	9/27/2024	9/30/2031	7,938		7,819	7,839	0.13

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
Baker Tilly Advisory Group, LP	(4)(10)	SOFR +	4.75%	8.39%	6/3/2024	6/3/2031		$52,866	$52,310	$52,866	0.89%
Baker Tilly Advisory Group, LP	(4)(5)(7)(10)	SOFR +	4.25%	7.89%	6/2/2025	6/3/2031		4,166	4,033	4,166	0.07
Baker Tilly Advisory Group, LP	(4)(5)(10)	SOFR +	4.25%	7.90%	6/2/2025	6/3/2031		729	721	729	0.01
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	4.25%	7.89%	11/2/2021	11/2/2029		5,814	5,758	5,788	0.10
Chartwell Cumming Holding Corp.	(4)(7)(11)	SOFR +	4.75%	8.38%	6/16/2026	6/16/2033		158,701	157,557	158,366	2.67
Cisive Holdings Corp.	(4)(7)(11)	SOFR +	5.75%	9.48%	12/8/2021	12/6/2030		8,271	8,182	7,546	0.13
Clearview Buyer, Inc.	(4)(7)(10)	SOFR +	4.60%	8.33%	8/26/2021	8/31/2029		5,381	5,358	5,381	0.09
CRCI Longhorn Holdings, Inc.	(4)(7)(10)	SOFR +	4.75%	8.40%	8/27/2024	8/27/2031		11,297	11,200	11,272	0.19
CRCI Longhorn Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.38%	8/27/2024	8/27/2031		1,257	1,241	1,257	0.02
Denali Intermediate Holdings, Inc.	(5)(6)(10)	SOFR +	5.50%	9.15%	8/26/2025	8/26/2032		3,554	3,518	3,297	0.06
Denali Intermediate Holdings, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.50%	9.12%	8/26/2025	8/26/2032		66	63	41	0.00
East River Bidco, GmbH	(4)(6)(7)(8)	E +	5.25%	7.54%	3/26/2025	3/29/2032	EUR	97	103	111	0.00
G&A Partners Holding Company II, LLC	(4)(10)	SOFR +	5.00%	8.67%	5/6/2025	3/3/2031		33,272	32,846	33,272	0.56
G&A Partners Holding Company II, LLC	(4)(10)	SOFR +	5.00%	8.67%	5/6/2025	3/3/2031		20,458	20,376	20,458	0.34
G&A Partners Holding Company II, LLC	(4)(5)(10)	SOFR +	5.00%	8.67%	5/6/2025	3/3/2031		4,704	4,685	4,704	0.08
G&A Partners Holding Company II, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.74%	5/6/2025	3/3/2030		329	289	329	0.01
Guidehouse, Inc.	(4)(10)	SOFR +	4.75%	8.39%	10/15/2021	12/16/2030		312,777	311,322	302,612	5.10
IG Investments Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	8.66%	11/1/2024	9/22/2028		45,652	45,334	45,652	0.77
King Bidco S.P.E.C.	(4)(5)(6)(8)	E +	5.25%	7.54%	6/26/2025	6/26/2032	EUR	175	201	196	0.00
King Bidco S.P.E.C.	(4)(5)(6)(8)	E +	5.25%	7.54%	6/26/2025	6/26/2032	EUR	75	86	84	0.00
Mercury Bidco Globe, Limited	(4)(5)(6)(8)	S +	6.25%	9.99%	1/18/2024	1/31/2031	GBP	54,601	68,458	72,426	1.22
Mercury Bidco Globe, Limited	(4)(5)(6)(9)	SOFR +	6.25%	9.91%	1/30/2024	1/31/2031		4,520	4,280	4,520	0.08
MPG Parent Holdings, LLC	(4)(11)	SOFR +	5.00%	8.69%	1/8/2024	1/8/2030		10,708	10,581	10,708	0.18
MPG Parent Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.72%	1/8/2024	1/8/2030		3,634	3,567	3,634	0.06
NDT Global Holding, Inc.	(4)(5)(6)(7)(9)	SOFR +	4.50%	8.14%	6/3/2025	6/4/2032		926	916	913	0.02
Oxford Global Resources, Inc.	(4)(11)	SOFR +	6.00%	9.82%	8/17/2021	8/17/2027		18,483	18,413	18,483	0.31
Oxford Global Resources, Inc.	(4)(7)(11)	SOFR +	6.00%	9.74%	8/17/2021	8/17/2027		2,865	2,845	2,865	0.05
Oxford Global Resources, Inc.	(4)(11)	SOFR +	6.00%	10.21%	6/6/2024	8/17/2027		2,183	2,168	2,183	0.04

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
Pavion Corp.	(4)(10)	SOFR +	6.00%	9.66%	10/30/2023	10/30/2030		$75,024	$74,097	$75,024	1.26%
Pavion Corp.	(4)(10)	SOFR +	5.75%	9.42%	10/30/2023	10/30/2030	15,819		15,667	15,819	0.27
Petrus Buyer, Inc.	(4)(10)	SOFR +	4.50%	8.18%	10/17/2022	10/17/2029	2,430		2,395	2,430	0.04
Petrus Buyer, Inc.	(4)(5)(10)	SOFR +	4.50%	8.14%	2/26/2025	10/17/2029	639		637	639	0.01
Petrus Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.17%	2/26/2025	10/17/2029	194		190	194	0.00
Red Pathway Bidco, AB	(4)(5)(6)(8)	ST +	4.50%	6.51%	10/15/2025	10/30/2032	SEK	55,110	5,756	5,598	0.09
Red Pathway Bidco, AB	(4)(5)(6)(8)	N +	4.50%	9.10%	10/30/2025	10/30/2032	NOK	27,111	2,658	2,698	0.05
Red Pathway Bidco, AB	(4)(5)(6)(8)	CI +	4.50%	6.85%	10/30/2025	10/30/2032	DKK	12,140	1,855	1,828	0.03
Red Pathway Bidco, AB	(4)(5)(6)(8)	E +	4.50%	6.93%	10/30/2025	10/30/2032	EUR	3,658	4,172	4,116	0.07
Red Pathway Bidco, AB	(4)(5)(6)(7)(8)	ST +	4.50%	6.51%	10/15/2025	10/30/2032	SEK	26,701	2,758	2,655	0.04
STV Group, Inc.	(4)(7)(10)	SOFR +	4.75%	8.39%	3/20/2024	3/20/2031	23,869		23,487	23,653	0.40
Teneo Holdings, LLC	(4)(5)(9)	SOFR +	4.75%	8.39%	7/31/2025	7/29/2032	116,485		115,473	116,485	1.96
Teneo Holdings, LLC	(4)(5)(7)(9)	SOFR +	4.75%	8.39%	7/31/2025	7/29/2032	4,259		4,103	4,259	0.07
The North Highland Co, LLC	(4)(10)	SOFR +	4.75%	8.39%	12/20/2024	12/22/2031	15,782		15,659	15,506	0.26
The North Highland Co, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.39%	12/20/2024	12/20/2030	506		451	403	0.01
Titan Investment Company, Inc.	(4)(8)(17)	SOFR +	5.75%	9.63%	3/20/2020	3/20/2027	40,743		40,356	8,047	0.14
Titan Investment Company, Inc.	(4)(5)(8)	SOFR +	6.75%	10.57%	1/29/2026	7/31/2026	1,476		1,476	1,476	0.02
Titan Investment Company, Inc.	(4)(5)(8)	SOFR +	6.75%	10.60%	3/12/2026	7/31/2026	1,771		1,771	1,771	0.03
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	4.25%	8.01%	6/29/2021	6/29/2029	59,302		58,935	59,302	1.00
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	4.25%	8.01%	6/29/2021	6/29/2029	34,351		34,172	34,351	0.58
Trinity Partners Holdings, LLC	(4)(7)(10)(18)	SOFR +	5.24%	8.98%	12/21/2021	12/31/2030	5,127		5,089	4,996	0.08
West Monroe Partners, LLC	(4)(10)	SOFR +	4.75%	8.42%	11/9/2021	11/8/2028	14,371		14,278	14,299	0.24
West Monroe Partners, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.42%	12/18/2024	11/8/2028	491		488	460	0.01
West Monroe Partners, LLC	(4)(10)	SOFR +	4.75%	8.42%	9/15/2025	11/8/2028	25,740		25,546	25,611	0.43
Woolpert Holdings, Inc.	(4)(5)(7)(11)	SOFR +	5.00%	8.73%	6/30/2026	4/5/2032	2,250		2,228	2,250	0.04
YA Intermediate Holdings II, LLC	(4)(10)	SOFR +	5.00%	8.73%	10/1/2024	10/1/2031	7,769		7,719	7,711	0.13
YA Intermediate Holdings II, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.71%	10/1/2024	10/1/2031	1,903		1,877	1,867	0.03
									1,370,830	1,338,265	22.53

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Real Estate Management & Development
Castle Management Borrower, LLC	(4)(7)(11)	SOFR +	5.50%	9.23%	11/3/2023	11/5/2029		$22,750	$22,438	$22,608	0.38%
Castle Management Borrower, LLC	(4)(5)(7)(11)	SOFR +	5.50%	9.15%	11/3/2023	11/5/2029	292		259	292	0.00
Community Management Holdings Midco 2, LLC	(4)(10)	SOFR +	5.00%	8.66%	11/1/2024	11/3/2031	9,529		9,420	9,481	0.16
Community Management Holdings Midco 2, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.68%	11/1/2024	11/3/2031	7,380		7,297	7,339	0.12
Community Management Holdings Midco 2, LLC	(4)(5)(10)	SOFR +	5.00%	8.74%	7/8/2025	11/3/2031	5,472		5,425	5,445	0.09
Neptune BidCo, SAS	(4)(5)(6)(8)	E +	5.25%	7.40%	4/1/2024	4/1/2031	EUR	8,395	8,950	9,593	0.16
Odevo, AB	(4)(5)(6)(8)	E +	5.25%	7.40%	10/31/2024	12/31/2030	EUR	251	262	287	0.00
Odevo, AB	(4)(5)(6)(8)	S +	5.25%	8.98%	10/31/2024	12/31/2030	GBP	2,215	2,796	2,938	0.05
Odevo, AB	(4)(5)(6)(8)	ST +	5.25%	7.35%	10/31/2024	12/31/2030	SEK	90,957	8,221	9,381	0.16
Odevo, AB	(4)(6)(8)	SOFR +	5.25%	8.92%	10/31/2024	12/31/2030	28,239		28,134	28,239	0.48
Odevo, AB	(4)(5)(6)(7)(8)	E +	5.25%	7.40%	11/28/2024	12/31/2030	EUR	17,637	18,261	19,973	0.34
Odevo, AB	(4)(5)(6)(8)	SOFR +	5.25%	8.92%	6/30/2025	12/31/2030	10,329		9,488	10,329	0.17
Odevo, AB	(4)(5)(6)(8)	S +	5.25%	8.98%	9/12/2025	12/31/2030	GBP	3,729	4,528	4,946	0.08
Odevo, AB	(4)(5)(6)(8)	S +	4.75%	8.48%	2/18/2026	12/31/2030	GBP	3,760	5,048	4,937	0.08
									130,527	135,788	2.27
Software
Abacus Holdco 2, Oy	(4)(5)(6)(8)	E +	4.75%	6.95%	10/11/2024	10/10/2031	EUR	727	791	831	0.01
Abacus Holdco 2, Oy	(4)(5)(6)(7)(8)	E +	4.75%	6.95%	10/11/2024	10/10/2031	EUR	129	140	147	0.00
Acumatica Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.23%	7/28/2025	7/28/2032	11,613		11,495	11,332	0.19
AI Titan Parent, Inc.	(4)(7)(10)	SOFR +	4.50%	8.14%	8/29/2024	8/29/2031	4,548		4,509	4,490	0.08
Anaplan, Inc.	(4)(7)(10)	SOFR +	4.50%	8.17%	5/20/2025	6/21/2029	24,123		23,997	23,758	0.40
Arnhem BidCo, GmbH	(4)(6)(7)(8)	E +	4.50%	6.79%	9/18/2024	9/30/2031	EUR	51,761	56,794	59,142	1.00
AuditBoard, Inc.	(4)(7)(10)	SOFR +	4.50%	8.23%	7/12/2024	7/14/2031	13,684		13,573	13,530	0.23
AuditBoard, Inc.	(4)(5)(10)	SOFR +	4.50%	8.23%	12/10/2025	7/14/2031	1,766		1,754	1,748	0.03
Azurite Intermediate Holdings, Inc.	(4)(7)(10)	SOFR +	6.00%	9.64%	3/19/2024	3/19/2031	36,844		36,430	35,200	0.59
Banyan Software Holdings, LLC	(4)(11)	SOFR +	5.50%	9.14%	1/2/2025	1/2/2031	9,274		9,204	9,158	0.15
Banyan Software Holdings, LLC	(4)(5)(11)	SOFR +	5.50%	9.14%	1/2/2025	1/2/2031	6,731		6,680	6,647	0.11
Banyan Software Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.14%	10/7/2025	1/2/2031	4,054		4,036	3,795	0.06
Banyan Software Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.50%	9.14%	1/2/2025	1/2/2031	185		178	173	0.00

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Bayshore Intermediate #2, LP	(4)(10)	SOFR +	5.50%	9.17% (incl. 3.00% PIK)	9/19/2025	10/2/2028		$99,128	$99,058	$96,650	1.63%
Bayshore Intermediate #2, LP	(4)(5)(7)(10)	SOFR +	5.00%	8.70%	11/8/2024	10/1/2027		4,501	4,483	4,270	0.07
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	5.50%	9.16%	8/8/2022	8/8/2028		1,948	1,934	1,948	0.03
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	5.50%	9.16%	8/8/2022	8/8/2028		344	341	344	0.01
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	5.50%	9.16%	8/8/2022	8/8/2028		236	235	236	0.00
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	5.50%	9.16%	10/25/2024	8/8/2028		1,581	1,568	1,581	0.03
Bluefin Holding, LLC	(4)(7)(11)	SOFR +	4.25%	7.91%	9/12/2023	9/12/2029		27,291	26,912	27,291	0.46
Bond Lux HoldCo S.à r.l.	(4)(5)(6)(8)	E +	5.00%	7.59%	9/26/2025	9/27/2032	EUR	9,838	11,363	11,241	0.19
Brave Parent Holdings, Inc.	(4)(7)(9)	SOFR +	4.50%	8.14%	10/17/2025	11/28/2030		66,764	66,303	65,262	1.10
Businessolver.com, Inc.	(4)(10)	SOFR +	4.50%	8.23%	12/3/2025	12/3/2032		5,121	5,083	5,083	0.09
Caribou Bidco, Ltd.	(4)(6)(8)	S +	5.00%	8.73%	7/2/2024	2/2/2029	GBP	39,280	50,041	50,801	0.86
CJX Borrower, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.44%	10/9/2024	7/14/2027		845	845	713	0.01
Confine Visual Bidco	(4)(6)(8)	SOFR +	5.75%	9.37%	2/23/2022	2/23/2029		15,868	15,690	13,448	0.23
Confine Visual Bidco	(4)(5)(6)(8)	SOFR +	5.75%	9.37%	3/11/2022	2/23/2029		379	379	321	0.01
Confluence Technologies, Inc.	(4)(5)(9)	SOFR +	5.00%	8.65%	2/14/2025	7/30/2028		2,215	2,174	2,149	0.04
Connatix Buyer, Inc.	(4)(10)	SOFR +	5.50%	9.44%	7/14/2021	7/14/2027		21,024	20,951	18,291	0.31
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.44%	7/14/2021	7/14/2027		3,911	3,892	3,204	0.05
Connatix Buyer, Inc.	(4)(5)(10)	SOFR +	5.50%	9.44%	10/9/2024	7/14/2027		1,126	1,117	979	0.02
Coupa Software, Inc.	(4)(5)(6)(10)	SOFR +	5.25%	8.91%	2/27/2023	2/27/2030		1,799	1,776	1,763	0.03
Coupa Software, Inc.	(4)(5)(6)(10)	SOFR +	5.25%	8.90%	2/27/2023	2/27/2030		164	163	161	0.00
Coupa Software, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.25%	8.90%	2/27/2023	2/27/2029		84	82	81	0.00
Crewline Buyer, Inc.	(4)(7)(11)	SOFR +	6.75%	10.41%	11/8/2023	11/8/2030		61,956	60,890	59,910	1.01
Denali Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	4.75%	8.48%	9/5/2025	9/5/2031	GBP	17,654	23,287	23,179	0.39
Denali Bidco, Ltd.	(4)(5)(6)(8)	E +	4.75%	7.04%	9/5/2025	9/5/2031	EUR	32,854	38,029	37,164	0.63
Diligent Corp.	(4)(10)	SOFR +	5.00%	8.67%	4/30/2024	8/2/2030		49,683	49,553	48,441	0.83
Diligent Corp.	(4)(10)	SOFR +	8.42%	12.09% PIK	4/30/2024	8/2/2030		8,517	8,495	8,304	0.14
Discovery Education, Inc.	(4)(10)	SOFR +	6.75%	10.49% (incl. 5.74% PIK)	4/7/2022	4/9/2029		35,526	35,324	26,734	0.45
Discovery Education, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.52%	4/7/2022	4/9/2029		2,609	2,586	1,877	0.03
Discovery Education, Inc.	(4)(5)(10)	SOFR +	6.75%	10.39% (incl. 5.69% PIK)	10/3/2023	4/9/2029		3,996	3,971	3,007	0.05

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Doit International, Ltd.	(4)(5)(7)(11)	SOFR +	4.50%	8.14%	11/25/2024	11/26/2029		$11,461	$11,225	$11,374	0.19%
Dropbox, Inc.	(4)(6)(10)(18)	SOFR +	4.92%	8.66%	12/10/2024	12/11/2029	122,411		121,466	121,187	2.04
Eagan Parent, Inc.	(4)(5)(7)(9)	SOFR +	4.25%	7.90%	9/6/2025	9/8/2032	361		359	355	0.01
Edison Bidco, AS	(4)(5)(6)(7)(8)	E +	4.75%	6.96%	12/18/2024	11/29/2031	EUR	245	242	280	0.00
Elements Finco, Ltd.	(4)(5)(6)(8)	SOFR +	5.00%	8.64%	4/30/2024	4/29/2031	5,046		5,031	4,983	0.08
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.23% (incl. 2.50% PIK)	3/27/2024	4/29/2031	GBP	20,092	25,008	26,385	0.44
Elements Finco, Ltd.	(4)(6)(8)	SOFR +	5.25%	8.89% (incl. 2.25% PIK)	3/27/2024	4/29/2031	6,268		6,219	6,190	0.10
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.23% (incl. 2.50% PIK)	3/27/2024	4/29/2031	GBP	9,007	11,210	11,828	0.20
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.25%	8.98% (incl. 2.25% PIK)	11/29/2024	4/29/2031	GBP	3,692	4,593	4,836	0.08
Everbridge Holdings, LLC	(4)(6)(10)	SOFR +	5.00%	8.68%	7/2/2024	7/2/2031	21,889		21,811	21,889	0.37
Everbridge Holdings, LLC	(4)(5)(6)(7)(10)	SOFR +	5.00%	8.68%	7/2/2024	7/2/2031	2,145		2,123	2,145	0.04
Experity, Inc.	(4)(10)	SOFR +	5.00%	8.73% (incl. 2.25% PIK)	7/22/2021	2/22/2030	12,365		12,268	12,180	0.22
Experity, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.73% (incl. 2.25% PIK)	2/24/2022	2/22/2030	3,984		3,939	3,902	0.07
Experity, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.49% (incl. 2.25% PIK)	2/24/2022	2/22/2030	856		832	789	0.01
Flexera Software, LLC	(4)(5)(9)	E +	4.50%	6.71%	8/15/2025	8/16/2032	EUR	9,726	11,355	10,779	0.18
Flexera Software, LLC	(4)(7)(9)	SOFR +	4.50%	8.15%	8/15/2025	8/16/2032	32,226		32,150	31,253	0.54
Gigamon, Inc.	(4)(7)(10)	SOFR +	5.75%	9.58%	3/11/2022	3/9/2029	7,355		7,299	7,166	0.12
Granicus, Inc.	(4)(10)	SOFR +	5.75%	9.41% (incl. 2.25% PIK)	1/17/2024	1/17/2031	17,833		17,724	17,833	0.31
Granicus, Inc.	(4)(7)(10)	SOFR +	5.25%	8.91% (incl. 2.25% PIK)	1/17/2024	1/17/2031	5,228		5,208	5,185	0.09
Granicus, Inc.	(4)(5)(7)(10)	P +	5.25%	11.00%	1/17/2024	1/17/2031	196		180	196	0.00
GS Acquisitionco, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	8.98%	3/26/2024	5/25/2028	2,971		2,962	2,633	0.04
GS Acquisitionco, Inc.	(4)(5)(11)	SOFR +	5.25%	8.98%	3/26/2024	5/25/2028	5,247		5,237	4,657	0.08

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.25%	8.89%	6/14/2024	6/16/2031		$15,286	$15,182	$14,980	0.25%
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.25%	8.89%	9/26/2024	6/16/2031		6,965	6,915	6,825	0.11
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.25%	8.89%	6/14/2024	6/16/2031		5,678	5,639	5,564	0.09
Icefall Parent, Inc.	(4)(7)(11)	SOFR +	4.50%	8.23%	1/26/2024	1/25/2030		39,632	39,168	39,632	0.68
INK BC Bidco S.p.A.	(4)(6)(8)	E +	5.00%	7.14%	7/17/2025	7/16/2032	EUR	21,636	24,643	24,350	0.41
INK BC Bidco S.p.A.	(4)(6)(7)(8)	E +	5.00%	7.14%	7/17/2025	7/16/2032	EUR	1,451	1,640	1,597	0.03
IQN Holding Corp.	(4)(10)	SOFR +	5.25%	8.98%	5/2/2022	5/2/2029		4,972	4,954	4,873	0.08
IQN Holding Corp.	(4)(5)(7)(10)	SOFR +	5.25%	8.99%	5/2/2022	5/2/2028		354	353	343	0.01
IQN Holding Corp.	(4)(5)(10)	SOFR +	5.25%	8.98%	5/16/2025	5/2/2029		618	618	606	0.01
IRI Group Holdings, Inc.	(4)(7)(10)	SOFR +	4.25%	7.89%	4/9/2025	12/3/2029		197,497	195,749	197,497	3.33
Jeppesen Holdings, LLC	(4)(5)(7)(9)	SOFR +	4.75%	8.41%	10/31/2025	11/1/2032		64,409	63,950	63,740	1.07
JS Parent, Inc.	(4)(7)(10)	SOFR +	4.75%	8.41%	4/24/2024	4/24/2031		35,042	34,910	35,025	0.59
LD Lower Holdings, Inc.	(4)(11)	SOFR +	7.50%	11.33%	2/8/2021	8/9/2027		82,891	82,876	72,530	1.22
LogicMonitor, Inc.	(4)(7)(10)	SOFR +	5.50%	9.16%	11/15/2024	11/19/2031		21,381	21,131	20,858	0.35
Magnesium BorrowerCo, Inc.	(4)(10)	SOFR +	4.50%	8.14%	5/19/2022	5/18/2029		5,542	5,491	5,542	0.09
Magnesium BorrowerCo, Inc.	(4)(5)(10)	SOFR +	4.50%	8.14%	3/21/2024	5/18/2029		138	137	138	0.00
Magnesium BorrowerCo, Inc.	(4)(5)(10)	S +	4.50%	8.23%	5/19/2022	5/18/2029	GBP	3,322	4,108	4,407	0.07
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	3.75%	7.63%	7/30/2021	7/31/2028		8,309	8,271	7,021	0.12
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.25%	10.13%	6/9/2023	7/31/2028		6,790	6,707	6,111	0.10
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(7)(8)	SOFR +	3.75%	7.49%	2/14/2025	4/30/2028		196	195	136	0.00
Medallia, Inc.	(4)(5)(10)(17)	SOFR +	6.00%	9.97%	10/28/2021	10/29/2028		392,897	381,006	194,484	3.27
Medallia, Inc.	(4)(5)(10)(17)	SOFR +	6.00%	9.97%	8/16/2022	10/29/2028		2,305	2,232	1,141	0.02
ML Holdco, LLC	(4)(5)(7)(9)	SOFR +	4.25%	7.91%	10/24/2025	10/25/2032		1,153	1,147	1,152	0.02
MRI Software, LLC	(4)(11)	SOFR +	4.75%	8.48%	9/22/2020	2/10/2028		6,620	6,622	6,496	0.11
MRI Software, LLC	(4)(11)	SOFR +	4.75%	8.48%	2/10/2020	2/10/2028		89,252	89,059	87,577	1.48
MRI Software, LLC	(4)(5)(7)(11)	SOFR +	4.75%	8.48%	2/10/2020	2/10/2028		2,011	1,989	1,649	0.03
MRI Software, LLC	(4)(5)(7)(11)	SOFR +	4.75%	8.48%	10/2/2025	2/10/2028		2,824	2,812	2,728	0.05
NAVEX TopCo, Inc.	(4)(7)(10)	SOFR +	5.00%	8.64%	10/14/2025	10/14/2032		82,597	81,502	81,620	1.38
Nintex Topco, Limited	(4)(6)(10)	SOFR +	6.00%	9.88%	11/12/2021	11/13/2028		34,023	33,800	26,708	0.46

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Noble Midco 3, Ltd.	(4)(5)(6)(7)(10)	SOFR +	5.25%	9.08% (incl. 2.97% PIK)	6/10/2024	6/7/2031		$16,918	$16,785	$16,898	0.28%
Noble Midco 3, Ltd.	(4)(5)(6)(7)(10)	SOFR +	5.25%	8.98%	6/10/2024	12/30/2030	388		370	388	0.01
Onward Acquireco, Inc.	(4)(7)(10)	SOFR +	5.05%	8.69% (incl. 2.68% PIK)	3/31/2026	4/1/2033	14,738		14,590	14,400	0.24
Optimizely North America, Inc.	(4)(5)(10)	S +	6.00%	9.73% (incl. 2.50% PIK)	10/30/2024	10/30/2031	GBP	857	1,104	1,098	0.02
Optimizely North America, Inc.	(4)(5)(10)	E +	5.75%	7.96% (incl. 2.50% PIK)	10/30/2024	10/30/2031	EUR	2,858	3,082	3,152	0.05
Optimizely North America, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.12% (incl. 2.50% PIK)	10/30/2024	10/30/2031	8,146		8,075	7,849	0.13
PDI TA Holdings, Inc.	(4)(10)	SOFR +	6.00%	9.66% (incl. 2.50% PIK)	2/1/2024	2/3/2031	47,357		46,935	44,278	0.75
PDI TA Holdings, Inc.	(4)(5)(10)	SOFR +	5.50%	9.24%	2/1/2024	2/3/2031	3,800		3,763	3,553	0.06
QBS Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.23%	6/3/2025	6/3/2032	13,378		13,317	13,195	0.22
QBS Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.48%	6/3/2025	6/3/2032	208		207	164	0.00
Rally Buyer, Inc.	(4)(5)(10)	SOFR +	6.25%	9.91% (incl. 3.50% PIK)	7/19/2022	7/19/2029	919		911	799	0.01
Rally Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.49%	7/19/2022	7/19/2029	93		92	79	0.00
Scorpio BidCo SAS	(4)(5)(6)(7)(8)	E +	5.75%	8.04%	4/3/2024	3/26/2031	EUR	22,826	24,369	26,030	0.44
Seven Bidco, SASU	(4)(5)(6)(7)(8)	E +	4.40%	6.60%	8/29/2025	8/27/2032	EUR	3,412	3,968	3,856	0.06
SI Swan UK Bidco, Ltd.	(4)(5)(6)(7)(8)	SOFR +	4.75%	8.42%	12/16/2025	12/16/2032	47,520		47,281	46,786	0.80
Solis Midco, SAS	(4)(5)(6)(7)(8)	E +	4.50%	6.58%	10/8/2025	10/8/2032	EUR	313	358	348	0.01
Spaceship Purchaser, Inc.	(4)(7)(10)(18)	SOFR +	4.67%	8.40%	9/5/2025	10/17/2031	5,232		5,054	5,006	0.08
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	9.24%	3/9/2021	3/11/2027	55,950		55,854	55,950	0.95
Spitfire Parent, Inc.	(4)(11)	SOFR +	5.50%	9.24%	11/19/2021	3/11/2027	20,660		20,605	20,660	0.35
Spitfire Parent, Inc.	(4)(5)(11)	E +	5.50%	7.68%	3/8/2021	3/11/2027	EUR	9,975	12,013	11,397	0.19
Supernova Borrower Holdco, LLC	(4)(5)(7)(9)	SOFR +	5.00%	8.64%	5/12/2026	5/12/2033	5,635		5,599	5,598	0.09
Tango Bidco, SAS	(4)(5)(6)(8)	E +	5.25%	7.45%	10/17/2024	10/15/2031	EUR	11,872	12,720	13,361	0.22
Tango Bidco, SAS	(4)(5)(6)(7)(8)	E +	5.25%	7.45%	10/17/2024	10/15/2031	EUR	4,196	4,481	4,745	0.08

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Themis Solutions, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.50%	9.14% (incl. 3.75% PIK)	10/29/2025	10/29/2032		$24,695	$24,307	$24,321	0.41%
Tricentis Operations Holdings, Inc.	(4)(7)(10)	SOFR +	6.00%	9.64% (incl. 3.25% PIK)	2/11/2025	2/11/2032	24,329		24,103	23,791	0.40
Triple Lift, Inc.	(4)(10)	SOFR +	5.75%	9.58%	3/18/2022	5/5/2028	13,529		13,448	11,838	0.20
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.75%	9.58%	5/6/2021	5/5/2028	46,550		46,264	39,769	0.68
Varicent Parent Holdings Corp.	(4)(5)(7)(10)	SOFR +	6.00%	9.73% (incl. 3.25% PIK)	8/23/2024	8/23/2031	13,424		13,259	13,078	0.22
Varicent Parent Holdings Corp.	(4)(5)(7)(10)	SOFR +	6.00%	9.73% (incl. 3.25% PIK)	10/15/2025	8/23/2031	5,231		5,185	5,108	0.09
WPEngine, Inc.	(4)(7)(10)	SOFR +	5.75%	9.43%	8/14/2023	8/14/2029	66,667		65,522	65,132	1.11
Zendesk, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.73%	7/23/2024	11/22/2028	1,830		1,814	1,790	0.03
Zendesk, Inc.	(4)(5)(10)	SOFR +	5.00%	8.73%	11/21/2025	11/22/2028	123		122	121	0.00
Zorro Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	4.65%	8.38%	8/13/2024	8/13/2031	GBP	29,510	37,025	38,718	0.65
Zorro Bidco, Ltd.	(4)(5)(6)(8)	S +	4.65%	8.38%	1/30/2025	8/13/2031	GBP	3,165	3,906	4,156	0.07
Zorro Bidco, Ltd.	(4)(5)(6)(8)	ST +	4.65%	6.84%	2/6/2025	8/13/2031	SEK	43,390	3,955	4,430	0.07
									2,677,796	2,439,581	41.16
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	5.98%	9.65%	5/3/2019	5/3/2028	175,836		175,835	175,835	2.97
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	5.00%	8.75%	6/13/2024	2/28/2028	84,454		84,168	84,453	1.43
Trading Companies & Distributors
Paramount Global Surfaces, Inc.	(4)(11)(17)	SOFR +	6.00%	9.76% (incl. 3.21% PIK)	4/30/2021	12/31/2028	55,974		54,201	30,786	0.53
Red Fox CD Acquisition Corp.	(4)(11)	SOFR +	6.00%	9.73%	3/4/2024	3/4/2030	72,894		71,868	72,348	1.22
Red Fox CD Acquisition Corp.	(4)(5)(7)(11)	SOFR +	6.00%	9.73%	5/31/2024	3/4/2030	26,258		25,833	26,050	0.44
									151,902	129,184	2.19

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Transportation Infrastructure
Capstone Acquisition Holdings, Inc.	(4)(11)	SOFR +	4.50%	8.24%	8/29/2024	11/13/2029	$5,377	$5,365	$5,377	0.09%
Frontline Road Safety, LLC	(4)(8)	SOFR +	4.75%	8.39% (incl. 2.00% PIK)	3/4/2025	3/4/2032	15,446	15,323	15,137	0.25
Frontline Road Safety, LLC	(4)(5)(7)(8)	SOFR +	4.75%	8.39% (incl. 2.00% PIK)	3/4/2025	3/4/2032	4,532	4,485	4,390	0.07
Frontline Road Safety, LLC	(4)(5)(8)	SOFR +	4.75%	8.39% (incl. 2.00% PIK)	5/15/2025	3/4/2032	4,802	4,754	4,706	0.08
Frontline Road Safety, LLC	(4)(5)(7)(8)	SOFR +	4.75%	8.39% (incl. 2.00% PIK)	10/15/2025	3/4/2032	5,381	5,333	5,272	0.09
Frontline Road Safety, LLC	(4)(5)(8)	SOFR +	4.75%	8.39% (incl. 2.00% PIK)	12/31/2025	3/4/2032	2,844	2,818	2,787	0.05
Helix TS, LLC	(4)(7)(10)	SOFR +	5.00%	8.73%	8/4/2021	8/5/2030	34,194	33,866	33,827	0.57
Helix TS, LLC	(4)(10)	SOFR +	5.00%	8.73%	8/4/2021	8/5/2030	20,541	20,364	20,335	0.34
Helix TS, LLC	(4)(10)	SOFR +	5.00%	8.73%	12/22/2023	8/5/2030	3,718	3,672	3,681	0.06
Helix TS, LLC	(4)(5)(10)	SOFR +	5.00%	8.73%	12/14/2022	8/5/2030	968	958	958	0.02
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.25%	9.05%	4/19/2021	10/18/2030	24,008	23,898	24,008	0.40
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.25%	9.05%	4/19/2021	10/18/2030	14,796	14,739	14,796	0.25
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.25%	9.05%	1/31/2022	10/18/2030	3,017	3,000	3,017	0.05
Roadsafe Holdings, Inc.	(4)(5)(11)	P +	4.75%	11.50%	9/11/2024	10/18/2030	896	884	896	0.02
Safety Borrower Holdings, LP	(4)(11)	SOFR +	4.75%	8.39%	12/19/2025	12/19/2032	7,568	7,532	7,492	0.13
Safety Borrower Holdings, LP	(4)(5)(7)(11)	P +	3.75%	10.50%	9/1/2021	12/19/2032	37	31	28	0.00
Sam Holding Co, Inc.	(4)(7)(11)	SOFR +	5.00%	8.73%	6/30/2026	6/30/2033	5,455	5,424	5,424	0.09
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	9.31%	7/9/2021	7/9/2028	37,890	37,747	37,605	0.63
TRP Infrastructure Services, LLC	(4)(7)(11)	SOFR +	5.50%	9.46%	12/2/2024	7/9/2028	59,134	58,858	58,681	1.00
								249,051	248,417	4.19
Wireless Telecommunication Services
CCI Buyer, Inc.	(4)(7)(10)	SOFR +	5.00%	8.73%	5/13/2025	5/13/2032	21,914	21,719	21,901	0.37
Total First Lien Debt - non-controlled/non-affiliated								13,370,450	12,880,984	216.90

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/affiliated
Aerospace & Defense
Align Precision Group, LLC	(4)(11)(16)	SOFR +	6.75%	10.45% PIK	7/3/2025	7/3/2030	$9,228	$9,228	$8,674	0.15%
Align Precision Group, LLC	(4)(5)(7)(11)(16)	SOFR +	6.75%	10.45% PIK	7/3/2025	7/3/2030	1,877	1,871	1,877	0.03
								11,099	10,551	0.18
Health Care Providers & Services
New ACI Buyer, LLC	(4)(5)(10)(16)	SOFR +	6.25%	9.99% (incl. 3.13% PIK)	6/29/2026	6/30/2031	22,805	22,805	22,805	0.38
New ACI Buyer, LLC	(4)(5)(10)(16)	SOFR +	5.50%	9.24%	6/29/2026	6/30/2031	8,750	8,362	8,750	0.15
								31,167	31,555	0.53
Professional Services
Material Holdings, LLC	(4)(5)(10)(16)	SOFR +	6.00%	9.83% (incl. 4.72% PIK)	6/14/2024	8/19/2027	21,822	21,752	19,823	0.33
Material Holdings, LLC	(4)(5)(10)(16)(17)	SOFR +	6.00%	9.83% PIK	6/14/2024	8/19/2027	6,061	5,263	0	0.00
Material Holdings, LLC	(4)(5)(7)(10)(16)	SOFR +	6.00%	9.83% PIK	6/25/2025	8/19/2027	1,707	1,705	1,665	0.03
								28,720	21,488	0.36
Total First Lien Debt - non-controlled/affiliated								70,986	63,594	1.07
Total First Lien Debt								13,441,436	12,944,578	217.97

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Second Lien Debt
Second Lien Debt - non-controlled/non-affiliated
Health Care Providers & Services
Canadian Hospital Specialties, Ltd.	(4)(5)(6)(8)		8.75%	8.75%	4/15/2021	4/15/2029	CAD	10,533	$8,343	$7,130	0.12%
Jayhawk Buyer, LLC	(4)(11)	SOFR +	9.00%	12.76%	5/26/2021	7/16/2028		$5,183	5,154	4,911	0.08
									13,497	12,041	0.20
Health Care Technology
Project Ruby Ultimate Parent Corp.	(4)(5)(10)	SOFR +	5.25%	9.01%	10/15/2024	3/12/2029	1,000		997	995	0.02
Insurance
SQ ABS Issuer, LLC	(4)(5)(6)(8)		9.65%	9.65%	10/11/2024	10/20/2039	2,759		2,724	2,731	0.05
Interactive Media & Services
Speedster Bidco, GmbH	(4)(6)(8)	CA +	5.50%	7.79%	12/10/2024	11/13/2032	CAD	50,204	35,284	34,868	0.58
IT Services
Inovalon Holdings, Inc.	(4)(10)	SOFR +	8.50%	12.43% PIK	4/11/2025	11/24/2033	17,204		17,034	14,623	0.25
Machinery
Victory Buyer, LLC	(4)(8)	SOFR +	6.00%	9.66%	2/13/2026	2/13/2034	8,333		8,216	8,333	0.14
Professional Services
Thevelia US, LLC	(4)(5)(6)(9)	SOFR +	5.00%	8.73%	6/17/2022	6/17/2032	4,920		4,832	4,920	0.08
Real Estate Management & Development
Progress Residential PM Holdings, LLC	(4)(8)	SOFR +	4.75%	8.37%	9/11/2025	9/11/2028	73,660		73,122	72,739	1.22
Software
CB Nike Holdco, LLC	(4)(11)	SOFR +	7.35%	10.99% PIK	11/25/2024	11/26/2029	42,209		41,640	42,209	0.71
Denali Holdco, Ltd.	(4)(5)(6)(8)		9.80%	9.80% PIK	9/5/2025	9/5/2032	EUR	14,608	16,963	16,440	0.28
Denali Holdco, Ltd.	(4)(5)(6)(8)		11.20%	11.20% PIK	9/5/2025	9/5/2031	GBP	8,505	11,382	11,113	0.19
INK BC Bidco S.p.A.	(4)(6)(8)	E +	8.25%	10.39% PIK	7/17/2025	7/16/2033	EUR	2,956	3,371	3,327	0.06
INK BC Bidco S.p.A.	(4)(6)(8)	E +	8.25%	10.41% PIK	11/12/2025	7/17/2033	EUR	2,207	2,511	2,484	0.04
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.50%	10.30% (incl. 6.50% PIK)	7/30/2021	7/30/2029	3,851		3,832	2,966	0.05
Solis Midco, SAS	(4)(5)(6)(8)	E +	7.75%	10.60% PIK	10/8/2025	10/8/2033	EUR	109	125	122	0.00
									79,824	78,661	1.33
Total Second Lien Debt - non-controlled/non-affiliated									235,530	229,911	3.87
Second Lien Debt - non-controlled/affiliated
Health Care Providers & Services
New ACI Intermediate I, LLC	(4)(5)(8)(16)		10.00%	10.00% PIK	6/29/2026	6/28/2032	20,271		20,271	20,271	0.34
Total Second Lien Debt - non-controlled/affiliated									20,271	20,271	0.34
Total Second Lien Debt									255,801	250,182	4.21

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Unsecured Debt
Unsecured Debt - non-controlled/non-affiliated
Health Care Technology
Healthcomp Holding Company, LLC	(4)(5)(8)	13.75%	13.75% PIK	11/8/2023	11/7/2031	$14,700	$14,495	$12,348	0.21%
Total Unsecured Debt - non-controlled/non-affiliated							14,495	12,348	0.21
Total Unsecured Debt							14,495	12,348	0.21

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity
Equity - non-controlled/non-affiliated
Aerospace & Defense
Micross Topco, Inc. - Common Equity	(4)			3/28/2022		4,767	$4,767	$7,878	0.13%
Air Freight & Logistics
Mode Holdings, LP - Class A-2 Common Units	(4)			12/9/2019		5,486,923	5,487	219	0.00
Red Griffin ParentCo, LLC - Class A Common Units	(4)			11/27/2024		935	3,968	689	0.01
							9,455	908	0.01
Commercial Services & Supplies
Genstar Neptune Blocker, LLC - Blocker Note	(4)			12/2/2024		8,738	9	9	0.00
Genstar Neptune Blocker, LLC - Blocker Units	(4)			12/2/2024		218	343	418	0.01
Genstar Neptune Blocker, LLC - Class Z Units	(4)			12/2/2024		57	81	100	0.00
GTCR Investors, LP - Class A-1 Common Units	(4)			9/29/2023		417,006	417	619	0.01
GTCR/Jupiter Blocker, LLC - Blocker Note	(4)			12/2/2024		6,291	6	6	0.00
GTCR/Jupiter Blocker, LLC - Class Z Units	(4)			12/2/2024		41	58	72	0.00
Jupiter Ultimate Holdings, LLC - Class A Common Units	(4)			11/8/2024		1	0	0	0.00
Jupiter Ultimate Holdings, LLC - Class B Common Units	(4)			11/8/2024		278	218	235	0.00
Jupiter Ultimate Holdings, LLC - Class C Common Units	(4)			11/8/2024		278,074	221	298	0.01
RC VI Buckeye Holdings, LLC - LLC Units	(4)			1/2/2025		141,182	141	176	0.00
							1,494	1,933	0.03
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class A Units	(4)			12/10/2021		1	702	0	0.00
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class C Preferred Units	(4)			7/12/2023		1	83	0	0.00
EIS Acquisition Holdings, LP - Class A Common Units	(4)			11/1/2021		6,761	3,350	8,113	0.14
							4,135	8,113	0.14

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interest	(4)		11.50%	8/3/2021		12,511,857	$12,314	$14,362	0.24%
DTA, LP - Class A Common Units	(4)			3/25/2024		2,516,215	2,729	4,353	0.07
							15,043	18,715	0.31
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Common Units	(4)			10/1/2021		6,930	5,877	7,773	0.13
Point Broadband Holdings, LLC - Class B Common Units	(4)			10/1/2021		369,255	1,053	960	0.02
Point Broadband Holdings, LLC - Class Additional A Common Units	(4)			3/24/2022		1,489	1,263	1,670	0.03
Point Broadband Holdings, LLC - Class Additional B Common Units	(4)			3/24/2022		79,358	226	206	0.00
							8,419	10,609	0.18
Electrical Equipment
Griffon Aggregator, Ltd. - LP Interest	(4)			7/31/2025		610,738	611	727	0.01
Electronic Equipment, Instruments & Components
Spectrum Safety Solutions Purchaser, LLC - Common Equity	(4)(6)			7/1/2024		5,286,915	5,286	6,768	0.12
Financial Services
THL Fund IX Investors (Plymouth II), LP - LP Interest	(4)			8/31/2023		212,137	212	402	0.01
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)			9/10/2021		539	539	183	0.00
Health Care Providers & Services
AVE Holdings I Corp. - Series A-1 Preferred Shares	(4)			2/25/2022		625,944	607	0	0.00
DCA TopCo, LP - Common Units	(4)			6/2/2026		1,143,559	10,138	10,144	0.18
Jayhawk Holdings, LP - Class A-1 Common Units	(4)			5/26/2021		2,201	392	48	0.00
Jayhawk Holdings, LP - Class A-2 Common Units	(4)			5/26/2021		1,185	211	26	0.00
WHCG Purchaser, Inc. - Class A Common Units	(4)			8/2/2024		4,755,436	0	0	0.00
							11,348	10,218	0.18

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Health Care Technology
Caerus Midco 2 S.à r.l. - Additional Vehicle Units	(4)(6)			10/28/2022		109,129	$12	$8	0.00%
Caerus Midco 2 S.à r.l. - Vehicle Units	(4)(6)			5/25/2022		58,458	58	37	0.00
Healthcomp Holding Company, LLC - Preferred Interest	(4)			11/8/2023		9,850	985	20	0.00
							1,055	65	0.00
Insurance
Beacon HC, Ltd. - Class A Shares	(4)(6)			12/4/2025		51,772	4,101	4,643	0.08
Beacon HC, Ltd. - Class C Shares	(4)(6)			12/4/2025		1,135	72	102	0.00
CFCo, LLC (Benefytt Technologies, Inc.) - Class B Units	(4)			9/28/2023		14,907,400	0	0	0.00
SelectQuote, Inc. - Warrants	(4)(6)			10/11/2024		601,075	0	168	0.00
Shelf Holdco, Ltd. - Common Equity	(4)(6)			12/30/2022		50,000	50	190	0.00
							4,223	5,103	0.08
IT Services
NC Ocala Co-Invest Beta, LP - LP Interest	(4)			11/12/2021		2,854,133	2,854	1,142	0.02
Life Sciences Tools & Services
Falcon Top Parent, LLC - Class A Common Units	(4)			11/6/2024		772,599	773	773	0.01
Professional Services
OHCP V TC COI, LP - LP Interest	(4)			6/29/2021		3,500,000	3,502	10,570	0.18
Tricor Horizon - LP Interest	(4)(6)			6/13/2022		405,651	406	414	0.01
Trinity Air Consultants Holdings Corp. - Common Units	(4)			6/12/2024		2,583	3	8	0.00
							3,911	10,992	0.19
Real Estate Management & Development
Community Management Holdings Parent, LP - Series A Preferred Units	(4)(7)		8.00%	11/1/2024		358,770	359	405	0.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/non-affiliated (continued)
Software
AI Titan Group Holdings, LP - Class A-2 Common Units	(4)				8/28/2024		44	$44	$44	0.00%
Connatix Parent, LLC - Class L Common Units	(4)				7/14/2021		42,045	462	40	0.00
Descartes Holdings, Inc. - Class A Common Stock	(4)				10/9/2023		4,913	213	0	0.00
Expedition Holdco, LLC - Class A Common Units	(4)				2/24/2022		90	57	48	0.00
Expedition Holdco, LLC - Class B Common Units	(4)				2/24/2022		90,000	33	14	0.00
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)			10.50%	7/30/2021		3,550,000	3,444	3,492	0.06
Mimecast Limited - LP Interest	(4)				5/3/2022		667,850	668	735	0.01
Noble Aggregator GP, LLC - GP Units	(4)				10/14/2025		318	0	0	0.00
Noble Aggregator, LP - Common Equity Class A Units	(4)				10/14/2025		318	318	313	0.01
TPG IX Newark CI, LP - LP Interest	(4)				10/26/2023		1,965,727	1,966	1,663	0.03
Zoro - Common Equity	(4)				11/22/2022		2,073	21	22	0.00
Zoro - Series A Preferred Shares	(4)	SOFR +	9.50%	13.23%	11/22/2022		88	85	137	0.00
								7,311	6,508	0.11
Specialty Retail
CustomInk, LLC - Series A Preferred Units	(4)				5/3/2019		384,520	5,200	6,729	0.11
Transportation Infrastructure
Ncp Helix Holdings, LLC - Preferred Shares	(4)			8.00%	8/3/2021		376,232	292	500	0.01
Total Equity - non-controlled/non-affiliated								87,287	98,671	1.66
Equity - non-controlled/affiliated
Aerospace & Defense
Align Precision Group, LLC - Class A-3 Units	(4)(16)				7/3/2025		4,296	384	502	0.01
Health Care Providers & Services
New ACI Holdings, LLC - Class A Common Units	(4)(16)				6/29/2026		97,807	57,186	57,191	0.97
Insurance
Blackstone Donegal Holdings LP - LP Interests (Westland Insurance Group LTD)	(4)(6)(16)				1/5/2021			1	823	0.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity - non-controlled/affiliated (continued)
Professional Services
Material+ Holding Company, LLC - Class C Units	(4)(16)			6/14/2024		5,898	$0	$0	0.00%
Material+ Holding Company, LLC - Class A Units	(4)(16)			3/6/2026		22	0	0	0.00
Material+ Holding Company, LLC - Class A Preferred Units	(4)(16)			3/6/2026		5	0	0	0.00
Material+ Holding Company, LLC - Class B Preferred Units	(4)(16)			3/6/2026		3	0	0	0.00
							0	0	0.00
Total Equity - non-controlled/affiliated							57,571	58,516	0.99
Total Equity							144,858	157,187	2.65
Total Investments - non-controlled/non-affiliated							13,707,762	13,221,914	222.64
Total Investments - non-controlled/affiliated							148,828	142,381	2.40
Total Investment Portfolio							13,856,590	13,364,295	225.04
Cash and Cash Equivalents
BlackRock ICS US Treasury Fund			3.48%				2	2	0.00
Fidelity Investments Money Market Treasury Portfolio - Class I			3.55%				317	317	0.01
State Street Institutional U.S. Government Money Market Fund - Premier Class			3.58%				6,590	6,590	0.11
Other Cash and Cash Equivalents							260,246	260,246	4.38
Total Cash and Cash Equivalents							267,155	267,155	4.50
Total Portfolio Investments, Cash and Cash Equivalents							$14,123,745	$13,631,450	229.54%
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Condensed Consolidated Schedule of Investments) are denominated in U.S. dollars. As of June 30, 2026, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2026. Variable rate loans typically include an interest reference rate floor feature. As of June 30, 2026, 88.9% of the debt portfolio at fair value had an interest rate floor above zero. Rates on equity instruments represents contractual dividend rates on certain preferred equity positions.
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
June 30, 2026
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
(6)The investment is not a Qualifying Asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, Qualifying Assets represent at least 70% of the Company’s total assets. As of June 30, 2026, non-qualifying assets represented 18.6% of total assets as calculated in accordance with regulatory requirements.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
123Dentist, Inc.	Delayed Draw Term Loan	9/16/2027	$16,832	$—
Abacus Holdco 2, Oy	Delayed Draw Term Loan	8/13/2027	157	—
Accordion Partners, LLC	Revolver	11/15/2031	1,789	(9)
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	6,425	—
Accuity Delivery Systems, LLC	Revolver	5/29/2031	5,327	(27)
Acumatica Holdings, Inc.	Revolver	7/28/2032	1,935	(19)
ADCS Clinics Intermediate Holdings, LLC	Revolver	8/7/2026	446	—
AI Titan Parent, Inc.	Delayed Draw Term Loan	9/30/2026	675	—
AI Titan Parent, Inc.	Revolver	8/29/2031	544	(5)
Albireo Energy, LLC	Delayed Draw Term Loan	8/5/2027	21,750	—
Align Precision Group, LLC	Delayed Draw Term Loan	4/3/2030	135	—
Allium Buyer, LLC	Revolver	5/2/2029	249	(7)
American Restoration Holdings, LLC	Delayed Draw Term Loan	2/19/2027	4,447	—
Amerilife Holdings, LLC	Revolver	8/31/2028	12,015	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	2/28/2027	25,896	—
Amerivet Partners Management, Inc.	Revolver	2/25/2028	589	(51)
Anaplan, Inc.	Revolver	6/21/2028	161	(3)
Animal Wellness Investments S.p.A	Delayed Draw Term Loan	1/15/2029	2,418	—
Apex Companies, LLC	Delayed Draw Term Loan	10/24/2027	20,497	—
Apple AU Finco Pty, Ltd.	Delayed Draw Term Loan	5/28/2029	2,931	(14)
Apple SG Bidco Pte. Ltd.	Delayed Draw Term Loan	5/28/2029	15	—
AR Bidco Ltd	Term Loan	7/21/2033	7,042	—
AR Bidco Ltd	Delayed Draw Term Loan	7/21/2030	1,952	—
Armada Parent, Inc.	Revolver	10/29/2030	3,000	—
Arnhem BidCo, GmbH	Delayed Draw Term Loan	10/1/2027	9,126	—
Aryeh Bidco Investment, Ltd.	Revolver	1/14/2033	658	—
Aryeh Bidco Investment, Ltd.	Delayed Draw Term Loan	1/14/2028	898	—
Ascend Buyer, LLC	Revolver	9/30/2028	2,572	—
AuditBoard, Inc.	Revolver	7/12/2031	1,766	(18)
Axsome Therapeutics, Inc.	Delayed Draw Term Loan	5/31/2027	8,805	—
Axsome Therapeutics, Inc.	Revolver	5/8/2030	1,957	—
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	4,104	(354)
Baker Tilly Advisory Group, LP	Revolver	6/3/2030	10,339	—
Bamboo US BidCo, LLC	Revolver	9/29/2029	92	—
Banyan Software Holdings, LLC	Revolver	1/2/2031	821	—
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/8/2027	7,467	—
Bayshore Intermediate #2, LP	Revolver	10/1/2027	4,722	—
Bazaarvoice, Inc.	Revolver	5/7/2029	37,992	(285)
Beacon Dc, Ltd.	Revolver	12/4/2032	18,530	—
Bimini Group Purchaser, Inc.	Revolver	4/25/2031	7,337	—
Biotouch Global Solutions, Inc.	Delayed Draw Term Loan	8/27/2027	5,409	(41)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Biotouch Global Solutions, Inc.	Revolver	8/27/2032	$865	$—
Bluefin Holding, LLC	Revolver	9/12/2029	2,244	—
Brave Parent Holdings, Inc.	Revolver	11/28/2030	6,409	—
Brilliance Technologies, Inc.	Revolver	3/11/2032	900	(9)
Brilliance Technologies, Inc.	Delayed Draw Term Loan	9/11/2027	836	—
Caerus US 1, Inc.	Revolver	5/25/2029	362	—
Cambium Learning Group, Inc.	Revolver	7/20/2027	43,592	—
Cambrex Corp.	Revolver	3/5/2032	2,077	—
Canadian Hospital Specialties, Ltd.	Revolver	4/15/2027	1,607	—
Carr Riggs & Ingram Capital, LLC	Revolver	11/18/2031	1,446	—
Carr Riggs & Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	2,434	—
Castle Management Borrower, LLC	Revolver	11/3/2029	2,625	—
Castle Management Borrower, LLC	Delayed Draw Term Loan	12/9/2027	14,164	—
CCI Buyer, Inc.	Revolver	5/13/2032	1,289	(13)
CFGI Holdings, LLC	Revolver	11/2/2029	1,050	(26)
CFS Brands, LLC	Revolver	10/2/2029	7,877	—
Channelside AcquisitionCo, Inc.	Revolver	3/31/2028	3,178	(79)
Chartwell Cumming Holding Corp.	Revolver	6/16/2033	20,763	(335)
Cielo Bidco, Ltd.	Delayed Draw Term Loan	3/31/2030	9	—
Cielo Bidco, Ltd.	Delayed Draw Term Loan	3/31/2030	78	—
Cisive Holdings Corp.	Revolver	12/7/2029	1,111	(22)
CJX Borrower, LLC	Delayed Draw Term Loan	7/14/2027	171	—
Clearview Buyer, Inc.	Revolver	2/26/2029	1,142	—
Commander Buyer, Inc.	Delayed Draw Term Loan	6/26/2027	8,671	(43)
Commander Buyer, Inc.	Revolver	6/25/2032	5,781	(58)
Community Management Holdings Midco 2, LLC	Revolver	11/1/2031	482	—
Community Management Holdings Midco 2, LLC	Delayed Draw Term Loan	7/8/2027	177	—
Community Management Holdings Parent, LP	Equity		158	—
Compsych Investments Corp.	Delayed Draw Term Loan	7/22/2027	3,471	(165)
Connatix Buyer, Inc.	Revolver	7/14/2027	1,521	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	11/10/2026	2,175	(4)
Consor Intermediate II, LLC	Revolver	5/10/2031	800	—
Continental Buyer, Inc.	Revolver	4/2/2031	2,715	—
Continental Buyer, Inc.	Revolver	4/2/2031	4,350	(22)
Continental Buyer, Inc.	Revolver	4/2/2031	2,081	(10)
Continental Buyer, Inc.	Delayed Draw Term Loan	4/21/2028	2,914	—
Coupa Software, Inc.	Revolver	2/27/2029	42	—
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	1,912	(25)
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2026	1,608	—
Creek Parent, Inc.	Revolver	12/18/2031	9,893	(507)
Crewline Buyer, Inc.	Revolver	11/8/2030	6,438	(187)
Crumbl Enterprises, LLC	Revolver	4/30/2032	120	(3)
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/30/2026	2,002	—
CT Technologies Intermediate Holdings, Inc.	Revolver	8/30/2031	5,904	(59)
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	5/23/2027	1,735	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/5/2027	1,737	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	5/23/2027	1,165	—
DCG Acquisition Corp.	Revolver	6/13/2031	5,937	(59)
Denali Bidco, Ltd.	Delayed Draw Term Loan	9/5/2027	300	(3)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Denali Intermediate Holdings, Inc.	Revolver	8/26/2032	$302	$—
Denali TopCo, LLC	Delayed Draw Term Loan	8/26/2028	4,977	(25)
Denali TopCo, LLC	Revolver	8/26/2032	2,389	(24)
Discovery Education, Inc.	Revolver	4/9/2029	351	—
Divisions Holding Corp.	Revolver	4/17/2032	112	—
DM Intermediate Parent, LLC	Revolver	9/30/2030	5,206	—
DM Intermediate Parent, LLC	Delayed Draw Term Loan	9/30/2026	187	—
DM Intermediate Parent, LLC	Delayed Draw Term Loan	12/19/2027	2,038	—
Doit International, Ltd.	Delayed Draw Term Loan	11/25/2026	11,606	(87)
Doit International, Ltd.	Revolver	11/26/2029	5,803	—
DTA Intermediate II, Ltd.	Revolver	3/27/2030	10,769	—
Dwyer Instruments, LLC	Revolver	7/20/2029	195	—
Eagan Parent, Inc.	Delayed Draw Term Loan	9/8/2027	90	—
Eagan Parent, Inc.	Revolver	9/8/2032	48	—
East River Bidco, GmbH	Delayed Draw Term Loan	3/26/2028	31	—
Eden Acquisitionco, Ltd.	Delayed Draw Term Loan	11/17/2026	11,341	(145)
Edison Bidco, AS	Delayed Draw Term Loan	12/18/2026	687	—
Electro Switch Business Trust, LLC	Revolver	9/2/2032	3,802	—
ELK Bidco, Inc.	Revolver	6/13/2032	3,373	(17)
ELK Bidco, Inc.	Delayed Draw Term Loan	12/13/2027	3,747	(8)
EMB Purchaser, Inc.	Delayed Draw Term Loan	3/13/2028	4,015	—
EMB Purchaser, Inc.	Revolver	3/12/2032	2,196	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2027	2,864	(4)
Endeavor Schools Holdings, LLC	Delayed Draw Term Loan	1/3/2027	9,765	—
ENV Bidco, AB	Delayed Draw Term Loan	7/29/2026	302	(4)
Essential Services Holding Corp.	Revolver	6/17/2030	804	—
Everbridge Holdings, LLC	Delayed Draw Term Loan	7/2/2026	3,378	—
Everbridge Holdings, LLC	Revolver	7/2/2031	2,222	—
Experity, Inc.	Revolver	2/22/2030	1,495	(22)
Experity, Inc.	Delayed Draw Term Loan	9/13/2026	3,601	—
Falcon Parent Holdings, Inc.	Delayed Draw Term Loan	8/15/2027	2,169	(16)
Falcon Parent Holdings, Inc.	Revolver	11/6/2031	1,935	—
Fastener Distribution Holdings, LLC	Delayed Draw Term Loan	10/31/2026	7,125	—
Fern Bidco, Ltd.	Delayed Draw Term Loan	7/3/2027	10,035	—
Firmus Supercloud Pty Ltd	Delayed Draw Term Loan	3/15/2027	58,732	—
Flexera Software, LLC	Revolver	8/15/2032	2,473	(6)
Foundation Risk Partners Corp.	Revolver	10/29/2029	2,691	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	2/26/2027	2,142	—
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	387	—
Frontline Road Safety, LLC	Revolver	3/4/2032	2,565	(51)
Frontline Road Safety, LLC	Delayed Draw Term Loan	3/4/2028	47	—
FusionSite Midco, LLC	Revolver	11/16/2029	4,087	—
FusionSite Midco, LLC	Delayed Draw Term Loan	11/16/2029	5,034	—
G&A Partners Holding Company II, LLC	Revolver	3/1/2030	2,959	—
Galway Borrower, LLC	Revolver	9/29/2028	6,212	—
Gatekeeper Systems, Inc.	Delayed Draw Term Loan	8/27/2026	7,218	—
Gatekeeper Systems, Inc.	Revolver	8/28/2030	3,175	(151)
GFT Infrastructure, Inc.	Revolver	8/5/2030	2,495	—
GGG Midco, LLC	Delayed Draw Term Loan	4/1/2028	2,554	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
GGG Midco, LLC	Revolver	4/1/2033	$1,459	$(15)
GI Ranger Intermediate, LLC	Revolver	10/29/2027	500	—
Gigamon, Inc.	Revolver	3/10/2028	218	—
Gimlet Bidco, GmbH	Delayed Draw Term Loan	7/30/2028	23,839	—
Granicus, Inc.	Revolver	1/17/2031	2,252	—
Granicus, Inc.	Delayed Draw Term Loan	7/31/2026	388	(4)
Grid Alliance Partners, LLC	Delayed Draw Term Loan	7/1/2027	725	(22)
Grid Alliance Partners, LLC	Revolver	7/1/2030	2,562	—
Griffon Bidco, Inc.	Delayed Draw Term Loan	9/30/2027	4,072	(20)
Griffon Bidco, Inc.	Revolver	7/31/2031	4,072	(41)
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	7/2/2027	497	—
Ground Penetrating Radar Systems, LLC	Revolver	1/2/2032	288	—
GS Acquisitionco, Inc.	Revolver	5/25/2028	1	—
GS Acquisitionco, Inc.	Delayed Draw Term Loan	5/16/2027	1,429	(4)
Guardian Bidco, Inc.	Delayed Draw Term Loan	8/14/2028	711	(7)
Gusto Sing Bidco Pte, Ltd.	Delayed Draw Term Loan	11/15/2027	101	—
Helix TS, LLC	Delayed Draw Term Loan	6/30/2028	5,000	(25)
High Street Buyer, Inc.	Revolver	4/16/2027	2,254	(45)
High Street Buyer, Inc.	Delayed Draw Term Loan	7/18/2027	24,141	—
Horizon CTS Buyer, LLC	Revolver	3/28/2032	119	—
Icefall Parent, Inc.	Revolver	1/25/2030	3,897	—
IEM New Sub 2, LLC	Delayed Draw Term Loan	12/3/2027	11,010	(28)
IEM New Sub 2, LLC	Delayed Draw Term Loan	12/3/2027	13,164	(99)
IG Investments Holdings, LLC	Revolver	9/22/2028	4,416	—
Imagine 360, LLC	Delayed Draw Term Loan	9/18/2026	2,413	(12)
Imagine 360, LLC	Revolver	9/30/2028	1,514	(15)
Inception Fertility Ventures, LLC	Revolver	4/29/2030	1,462	—
INK BC Bidco S.p.A.	Delayed Draw Term Loan	7/16/2028	2,483	—
Integrity Marketing Acquisition, LLC	Delayed Draw Term Loan	8/27/2026	9,267	(324)
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	2,791	(185)
IQN Holding Corp.	Revolver	5/2/2028	236	—
IRI Group Holdings, Inc.	Revolver	12/1/2028	14,316	—
Iris Buyer, LLC	Revolver	10/2/2029	3,850	—
Iris Buyer, LLC	Delayed Draw Term Loan	8/4/2026	1,650	—
ISQ Hawkeye Holdco, Inc.	Delayed Draw Term Loan	8/20/2026	151	(1)
ISQ Hawkeye Holdco, Inc.	Revolver	8/20/2030	54	—
Java Buyer, Inc.	Revolver	12/15/2030	1,713	—
Java Buyer, Inc.	Delayed Draw Term Loan	2/6/2028	3,492	—
Java Buyer, Inc.	Delayed Draw Term Loan	2/6/2028	888	—
Jeppesen Holdings, LLC	Revolver	11/1/2032	3,340	(25)
JS Parent, Inc.	Revolver	4/24/2031	3,452	(17)
JSS Holdings, Inc.	Delayed Draw Term Loan	11/8/2026	7,492	(37)
Jupiter Purchaser, LLC	Delayed Draw Term Loan	6/5/2029	26,467	—
Kattegat Project Bidco, AB	Delayed Draw Term Loan	10/5/2026	7,030	(93)
Knowledge Pro Buyer, Inc.	Revolver	12/10/2029	333	—
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	6/11/2027	376	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2027	406	(4)
Koala Investment Holdings, Inc.	Delayed Draw Term Loan	2/29/2028	266	(1)
Koala Investment Holdings, Inc.	Revolver	8/29/2032	56	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Kona Buyer, LLC	Revolver	7/23/2031	$149	$—
Kona Buyer, LLC	Delayed Draw Term Loan	2/5/2028	440	(2)
Kwol Acquisition, Inc.	Revolver	12/6/2029	1,659	(12)
LogicMonitor, Inc.	Revolver	11/19/2031	1,992	(25)
LogicMonitor, Inc.	Delayed Draw Term Loan	9/1/2027	2,722	(17)
LPW Group Holdings, Inc.	Revolver	3/15/2030	5,373	—
Lsf12 Crown US Commercial Bidco, LLC	Revolver	12/2/2029	4,345	(20)
Magneto Components BuyCo, LLC	Revolver	12/5/2029	5,508	—
Mandolin Technology Intermediate Holdings, Inc.	Revolver	4/30/2028	1,004	—
MannKind Corp.	Delayed Draw Term Loan	8/6/2027	5,435	—
Material Holdings, LLC	Revolver	8/19/2027	353	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2027	1,242	—
MB2 Dental Solutions, LLC	Revolver	2/13/2031	1,175	—
MEDX AMCP Holdings, LLC	Revolver	7/21/2032	724	(7)
MEDX AMCP Holdings, LLC	Delayed Draw Term Loan	7/21/2027	1,692	(8)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	107	—
ML Holdco, LLC	Delayed Draw Term Loan	10/24/2027	300	(1)
Modernizing Medicine, Inc.	Revolver	4/30/2032	827	(8)
More Cowbell II, LLC	Delayed Draw Term Loan	9/3/2027	871	(11)
More Cowbell II, LLC	Revolver	9/1/2029	1,177	—
MPG Parent Holdings, LLC	Revolver	1/8/2030	1,339	—
MPG Parent Holdings, LLC	Delayed Draw Term Loan	1/8/2027	2,076	—
MRH Trowe Beteiligungsgesellschaft mbH	Delayed Draw Term Loan	5/15/2028	58	—
MRH Trowe Beteiligungsgesellschaft mbH	Revolver	11/15/2031	35	—
MRI Software, LLC	Revolver	2/10/2028	6,033	—
MRI Software, LLC	Delayed Draw Term Loan	10/2/2027	2,285	—
Namecheap, Inc.	Revolver	5/21/2032	2,117	(21)
NAVEX TopCo, Inc.	Revolver	10/14/2031	5,910	(124)
NAVEX TopCo, Inc.	Delayed Draw Term Loan	10/14/2027	10,494	(26)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	7,762	—
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	7,762	—
NDC Acquisition Corp.	Revolver	3/9/2028	1,284	—
NDT Global Holding, Inc.	Revolver	6/4/2032	173	(2)
NDT Global Holding, Inc.	Delayed Draw Term Loan	6/4/2027	194	—
Nephele III, BV	Delayed Draw Term Loan	12/17/2027	28	—
Neptune Holdings, Inc.	Revolver	8/31/2029	933	(23)
Netsmart Technologies, Inc.	Delayed Draw Term Loan	11/17/2027	3,130	(16)
Netsmart Technologies, Inc.	Revolver	8/23/2031	4,432	(78)
Noble Midco 3, Ltd.	Delayed Draw Term Loan	6/10/2027	3,875	(19)
Noble Midco 3, Ltd.	Revolver	12/10/2030	2,196	—
North Haven Ushc Acquisition, Inc.	Revolver	10/29/2027	273	—
North Haven Ushc Acquisition, Inc.	Delayed Draw Term Loan	8/28/2026	4,222	—
Octane Purchaser, Inc.	Revolver	5/19/2032	491	(2)
Odevo, AB	Delayed Draw Term Loan	12/12/2027	36,872	(179)
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	4/29/2028	4,804	—
Onward Acquireco, Inc.	Delayed Draw Term Loan	4/1/2028	6,275	(24)
Onward Acquireco, Inc.	Revolver	4/1/2033	2,614	(20)
Optimizely North America, Inc.	Revolver	10/30/2031	1,218	(12)
Oxford Global Resources, Inc.	Revolver	8/17/2027	3,085	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Paisley Bidco, Ltd.	Delayed Draw Term Loan	5/7/2027	$906	$(3)
PAS Parent, Inc.	Delayed Draw Term Loan	8/18/2028	705	(4)
PAS Parent, Inc.	Revolver	8/18/2031	328	(3)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	469	(9)
Pave America Holding, LLC	Revolver	8/27/2032	1,858	—
Pave America Holding, LLC	Delayed Draw Term Loan	8/29/2027	2,477	—
Petrus Buyer, Inc.	Revolver	10/17/2029	78	—
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	5,009	—
PKF O'Connor Davies Advisory, LLC	Delayed Draw Term Loan	11/18/2026	369	—
PKF O'Connor Davies Advisory, LLC	Revolver	11/15/2031	141	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	103	—
PPV Intermediate Holdings, LLC	Delayed Draw Term Loan	8/7/2026	187	—
Profile Products, LLC	Revolver	11/12/2027	235	—
Profile Products, LLC	Revolver	11/12/2027	347	—
QBS Parent, Inc.	Revolver	6/3/2032	1,908	(16)
QBS Parent, Inc.	Delayed Draw Term Loan	6/3/2027	3,264	—
R1 Holdings, LLC	Revolver	12/29/2028	31	—
RailPros Parent, LLC	Delayed Draw Term Loan	5/24/2027	87	—
RailPros Parent, LLC	Revolver	5/24/2032	62	(1)
Rally Buyer, Inc.	Revolver	7/19/2029	17	—
Red Fox CD Acquisition Corp.	Delayed Draw Term Loan	11/21/2026	1,463	—
Red Pathway Bidco, AB	Delayed Draw Term Loan	4/15/2028	3,962	—
Redwood Services Group, LLC	Delayed Draw Term Loan	2/11/2028	20,894	—
Saber Power Services, LLC	Revolver	10/21/2031	3,846	—
SAFEbuilt, LLC	Delayed Draw Term Loan	1/8/2028	3,378	(17)
SAFEbuilt, LLC	Revolver	1/8/2032	1,267	(13)
Safety Borrower Holdings, LP	Revolver	12/19/2032	611	—
Safety Borrower Holdings, LP	Delayed Draw Term Loan	12/19/2027	917	(2)
Sail Bidco, Ltd.	Delayed Draw Term Loan	5/28/2029	1,910	(10)
Sam Holding Co, Inc.	Delayed Draw Term Loan	6/30/2028	1,364	—
Scorpio BidCo SAS	Delayed Draw Term Loan	10/4/2026	4,818	(51)
Seahawk Bidco, LLC	Revolver	12/19/2030	3,097	—
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/24/2027	18,787	—
SEKO Global Logistics Network, LLC	Delayed Draw Term Loan	5/10/2027	20	—
Seven Bidco, SASU	Delayed Draw Term Loan	8/29/2028	689	(3)
SG Acquisition, Inc.	Revolver	4/3/2030	8,301	—
SI Swan UK Bidco, Ltd.	Delayed Draw Term Loan	12/16/2028	8,241	—
Signant Finance One, Ltd.	Revolver	10/16/2031	2,551	—
Signant Finance One, Ltd.	Delayed Draw Term Loan	10/16/2027	4,638	(23)
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	12/31/2026	140	—
Simplicity Financial Marketing Group Holdings, Inc.	Revolver	12/31/2031	1,076	(11)
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	6/10/2028	2,827	(21)
SIQ Holdings III Corp.	Revolver	12/19/2030	3,333	(42)
SIQ Holdings III Corp.	Delayed Draw Term Loan	12/19/2027	3,667	—
Smile Doctors, LLC	Revolver	12/23/2027	1,233	(43)
Solis Midco, SAS	Delayed Draw Term Loan	4/8/2029	145	(1)
Spaceship Purchaser, Inc.	Revolver	10/17/2031	10,894	(109)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Spaceship Purchaser, Inc.	Delayed Draw Term Loan	10/17/2027	$13,072	$(65)
SpecialtyCare, Inc.	Delayed Draw Term Loan	8/26/2027	317	—
SpecialtyCare, Inc.	Revolver	12/18/2029	1,047	(5)
Spectrum Safety Solutions Purchaser, LLC	Delayed Draw Term Loan	7/1/2026	12,901	—
Spectrum Safety Solutions Purchaser, LLC	Revolver	7/1/2030	6,582	—
Speedster Bidco, GmbH	Revolver	6/10/2031	1,801	(103)
Stepping Stones Healthcare Services, LLC	Revolver	1/5/2033	451	(10)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	1/5/2028	726	(2)
STV Group, Inc.	Revolver	3/20/2030	4,883	(37)
Summit Buyer, LLC	Delayed Draw Term Loan	5/9/2027	6,235	(16)
Summit Buyer, LLC	Revolver	5/31/2030	989	—
Supernova Borrower Holdco, LLC	Delayed Draw Term Loan	5/12/2029	2,049	—
Supernova Borrower Holdco, LLC	Revolver	5/12/2033	717	(4)
Tango Bidco, SAS	Delayed Draw Term Loan	7/15/2028	23,054	—
Tango Bidco, SAS	Delayed Draw Term Loan	10/17/2027	558	—
Tango Bidco, SAS	Delayed Draw Term Loan	10/17/2027	962	(15)
TEI Intermediate, LLC	Revolver	12/13/2031	3,075	—
TEI Intermediate, LLC	Delayed Draw Term Loan	12/13/2026	2,345	—
Teneo Holdings, LLC	Delayed Draw Term Loan	7/31/2027	5,324	—
Teneo Holdings, LLC	Revolver	7/31/2030	11,712	—
Tennessee Bidco, Limited	Delayed Draw Term Loan	7/1/2026	13,160	—
The Fertility Partners, Inc.	Revolver	9/16/2027	90	—
The North Highland Co, LLC	Revolver	12/20/2030	3,710	—
The North Highland Co, LLC	Delayed Draw Term Loan	12/20/2026	5,903	(30)
Themis Solutions, Inc.	Delayed Draw Term Loan	10/29/2027	10,319	(103)
Themis Solutions, Inc.	Revolver	10/29/2032	8,599	(86)
THG Acquisition, LLC	Revolver	10/31/2031	980	—
THG Acquisition, LLC	Delayed Draw Term Loan	10/31/2026	669	—
Tricentis Operations Holdings, Inc.	Revolver	2/11/2032	2,872	(29)
Tricentis Operations Holdings, Inc.	Delayed Draw Term Loan	2/11/2027	4,595	(23)
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2029	7,269	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/30/2027	1,433	—
Triple Lift, Inc.	Revolver	5/5/2028	7,697	(962)
TRP Infrastructure Services, LLC	Delayed Draw Term Loan	7/9/2027	1,118	—
Unified Women's Healthcare, LP	Revolver	6/18/2029	241	—
Unified Women's Healthcare, LP	Delayed Draw Term Loan	9/22/2027	4,583	—
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	12/13/2026	18,472	—
US Oral Surgery Management Holdco, LLC	Revolver	11/20/2028	3,735	—
Varicent Parent Holdings Corp.	Delayed Draw Term Loan	10/15/2027	1,245	(16)
Varicent Parent Holdings Corp.	Revolver	8/23/2031	2,050	(28)
Varicent Parent Holdings Corp.	Delayed Draw Term Loan	10/15/2027	1,045	(5)
Veregy Consolidated, Inc.	Revolver	4/16/2031	5,845	(44)
West Monroe Partners, LLC	Revolver	11/9/2027	1,443	(29)
West Star Aviation Acquisition, LLC	Revolver	5/20/2032	256	—
West Star Aviation Acquisition, LLC	Delayed Draw Term Loan	5/20/2027	105	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	8/2/2027	7,044	—
Woolpert Holdings, Inc.	Delayed Draw Term Loan	6/30/2028	2,750	—
World Insurance Associates, LLC	Delayed Draw Term Loan	8/14/2026	12,770	—
World Insurance Associates, LLC	Revolver	4/3/2030	4,473	(66)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
WPEngine, Inc.	Revolver	8/14/2029	$6,667	$(200)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/1/2026	2,237	—
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	715	—
Zendesk, Inc.	Revolver	11/22/2028	169	(3)
Zeus, LLC	Revolver	2/8/2030	2,855	—
Zorro Bidco, Ltd.	Delayed Draw Term Loan	8/13/2027	3,422	—
Total Unfunded Commitments			$1,415,535	$(6,966)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of June 30, 2026 was 0.50%.
(10)The interest rate floor on these investments as of June 30, 2026 was 0.75%.
(11)The interest rate floor on these investments as of June 30, 2026 was 1.00%.
(12)The interest rate floor on these investments as of June 30, 2026 was 1.25%.
(13)The interest rate floor on these investments as of June 30, 2026 was 1.50%.
(14)The interest rate floor on these investments as of June 30, 2026 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.
(16)Under the 1940 Act, the Company is generally deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is generally deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2026, the Company’s non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Fair Value as of June 30, 2026	Total Investment Income
Non-controlled/affiliated Investments
Align Precision Group, LLC - First Lien Debt	$8,762	$466	$—	$(554)	$—	$8,674	$465
Align Precision Group, LLC - First Lien Debt	1,370	512	(4)	(1)	—	1,877	90
Align Precision Group, LLC - Equity - Class A-3 Units	1,549	—	—	(1,047)	—	502	—
New ACI Buyer, LLC - First Lien Debt	—	22,805	—	—	—	22,805	13
New ACI Buyer, LLC - First Lien Debt	—	8,362	—	388	—	8,750	5
New ACI Intermediate I, LLC - Second Lien Debt	—	20,271	—	—	—	20,271	11
New ACI Holdings, LLC - Equity - Class A Common Units	—	57,187	—	4	—	57,191	—
Blackstone Donegal Holdings LP - Equity - LP Interests (Westland Insurance Group LTD)	5,315	—	(5,559)	(4,492)	5,559	823	—
Material Holdings, LLC - First Lien Debt	22,074	365	(625)	(1,991)	—	19,823	786
Material Holdings, LLC - First Lien Debt	—	—	—	—	—	—	—
Material Holdings, LLC - First Lien Debt	725	941	—	(1)	—	1,665	50
Material+ Holding Company, LLC - Equity - Class C Units	—	—	—	—	—	—	—
Material+ Holding Company, LLC - Equity - Class A Units	—	—	—	—	—	—	—
Material+ Holding Company, LLC - Equity - Class A Preferred Units	—	—	—	—	—	—	—
Material+ Holding Company, LLC - Equity - Class B Preferred Units	—	—	—	—	—	—	—
Total Non-Controlled/Affiliated Investments	$39,795	$110,909	$(6,188)	$(7,694)	$5,559	$142,381	$1,420
(17)Loan was on non-accrual status as of June 30, 2026.

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company’s loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities.” As of June 30, 2026, the aggregate fair value of these securities is $13,364.3 million or 225.04% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(20)The interest rate floor on these investments as of June 30, 2026 was 3.00%.

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
June 30, 2026
(in thousands)
(Unaudited)
ADDITIONAL INFORMATION

Foreign Currency Forward Contracts
Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD	63,803	CAD	90,000	9/25/2026	$207
Wells Fargo Bank, N.A.	USD	74,864	EUR	65,250	9/25/2026	108
Wells Fargo Bank, N.A.	USD	2,751	NOK	26,704	9/25/2026	59
Wells Fargo Bank, N.A.	USD	1,837	DKK	11,958	9/25/2026	3
Wells Fargo Bank, N.A.	USD	62,208	GBP	47,000	9/25/2026	(102)
Wells Fargo Bank, N.A.	USD	22,756	SEK	217,760	9/25/2026	206
Total Foreign Currency Forward Contracts						$481

Interest Rate Swaps
Counterparty	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation)
SMBC Capital Markets, Inc.	November 2027 Notes	5.88%	SOFR +	1.38%	11/15/2027	$400,000	$2,462	$—	$(5,789)
Wells Fargo Bank, N.A.	April 2028 Notes	5.35%	SOFR +	1.65%	4/13/2028	400,000	(2,704)	—	(5,192)
Wells Fargo Bank, N.A.	April 2028 Notes	5.35%	SOFR +	1.39%	4/13/2028	300,000	(471)	—	(4,274)
Wells Fargo Bank, N.A.	June 2030 Notes	5.30%	SOFR +	1.46%	6/30/2030	500,000	(2,523)	—	(10,188)
Wells Fargo Bank, N.A.	January 2031 Notes	5.13%	SOFR +	1.66%	1/31/2031	500,000	(11,218)	—	(9,329)
Wells Fargo Bank, N.A.	September 2029 Notes	5.25%	SOFR +	1.93%	9/4/2029	400,000	(8,716)	—	(8,716)
Wells Fargo Bank, N.A.	May 2031 Notes	5.90%	SOFR +	2.00%	5/21/2031	650,000	(2,403)	—	(2,403)
Total Interest Rate Swaps							$(25,573)	$—	$(45,891)
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
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025. Variable rate loans typically include an interest reference rate floor feature. As of December 31, 2025, 88.1% of the debt portfolio at fair value had an interest rate floor above zero. Rates on equity instruments represent contractual dividend rates on certain preferred equity positions.
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
The Company consolidated the results of the Company’s wholly-owned subsidiaries which are considered to be investment companies. As of June 30, 2026, the Company’s consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”), BGSL Big Sky Funding LLC (“Big Sky Funding”), BXSL CLO 2024-1 LLC (the “2024-1 Issuer”), BXSL CLO 2024-1 Depositor LLC, BXSL CLO 2025-1 LLC (“BXSL CLO 2025-1”), BGSL Investments LLC (“BGSL Investments”), BXSL Associates GP (Lux) S.à r.l, BXSL Direct Lending (Lux) SCSp, BXSL C-1 LLC, and BXSL C-2 Funding LLC.
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and six months ended June 30, 2026, the Company recorded $4.4 million and $6.8 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
origination fees and unamortized discounts). For the three and six months ended June 30, 2025, the Company recorded $1.7 million and $14.6 million, respectively, in non-recurring interest income.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its condensed consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that there are no material uncertain tax positions through June 30, 2026. As applicable, the Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
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
For the three and six months ended June 30, 2026, the Company accrued $4.4 million and $8.4 million, respectively, of U.S. federal excise tax. For the three and six months ended June 30, 2025, the Company accrued $3.8 million and $8.0 million, respectively, of U.S. federal excise tax.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Recent Accounting Pronouncements
In December 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements,” (“ASU 2025-09”). ASU 2025-09 amends the guidance in ASU 815, Derivatives and Hedging and refines certain hedge accounting requirements, including clarifications to the designation and documentation criteria for hedge relationships, improvements to the assessment of hedge effectiveness, and enhanced disclosures intended to provide greater transparency into an entity's risk management activities involving derivatives. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods, and early adoption is permitted. The Company has not early adopted and does not expect the adoption of ASU 2025-09 to have a material impact on its condensed consolidated financial statements.
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
For the three and six months ended June 30, 2026, base management fees were $35.3 million and $71.6 million, respectively. For the three and six months ended June 30, 2025, base management fees were $34.6 million and $68.9 million, respectively.
As of June 30, 2026 and December 31, 2025, $35.3 million and $36.1 million, respectively, was payable to the Adviser relating to management fees.
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
Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that the Company has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns excludes any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The Company excludes the impact of expense support payments and recoupments from Pre-Incentive Fee Net Investment Income Returns. Shareholders may be charged a fee on an income amount that is higher than the income they may ultimately receive.
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
The Company pays the Adviser an income based incentive fee based on its aggregate Pre-Incentive Fee Net Investment Income Returns, as adjusted as described above, from the calendar quarter then ending and the eleven preceding calendar quarters (such period, the “Trailing Twelve Quarters”).

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
For the income based incentive fee, the Company will pay the Adviser a quarterly incentive fee based on the amount by which (A) aggregate Pre-Incentive Fee Net Investment Income Returns in respect of the relevant Trailing Twelve Quarters exceeds (B) the hurdle amount for such Trailing Twelve Quarters. The amount of the excess of (A) over (B) described in this paragraph for such Trailing Twelve Quarters is referred to as the “Excess Income Amount.”
The income based incentive fee for each quarter will be determined as follows:
•No income based incentive fee is payable to the Adviser for any calendar quarter for which there is no Excess Income Amount.
•The Adviser will be paid 100% of the Pre-Incentive Fee Net Investment Income Returns in respect of the Trailing Twelve Quarters, if any, that exceeds the hurdle amount for such Trailing Twelve Quarters, but is less than or equal to an amount, which we refer to as the “Catch-up Amount,” determined as the sum of 1.82% (7.27% annualized), multiplied by the Company’s NAV at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters that is included in the calculation of the incentive fee based on income.
•The Adviser will be paid 17.5%, of the Pre-Incentive Fee Net Investment Income Returns in respect of the Trailing Twelve Quarters that exceeds the Catch-up Amount.
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
“Cumulative Net Return” means (x) the Pre-Incentive Fee Net Investment Income Returns in respect of the relevant Trailing Twelve Quarters minus (y) any Net Capital Loss (as defined below), if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company will pay no income based incentive fee to the Adviser for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the income based incentive fee that is payable to the Adviser for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company will pay an income based incentive fee to the Adviser equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the income based incentive fee that is payable to the Adviser for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company will pay an income based incentive fee to the Adviser equal to the incentive fee calculated as described above for such quarter without regard to the Incentive Fee Cap.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
These calculations are prorated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. As the consummation of the IPO occurred on a date other than the first day of a calendar quarter, the income based incentive fee with respect to the Company’s Pre-Incentive Fee Net Investment Income Returns was calculated for such calendar quarter at a weighted rate calculated based on the fee rates applicable before and after the consummation of the IPO based on the number of days in such calendar quarter before and after the consummation of the IPO. In no event will the amendments to the income based incentive fee include the Incentive Fee Cap and allow the Adviser to receive greater cumulative income based incentive fees under the Investment Advisory Agreement than it would have under the Original Investment Advisory Agreement. Amounts waived by the Prior Adviser are not subject to recoupment by the Prior Adviser.
For the three and six months ended June 30, 2026, the Company accrued income based incentive fees of $1.7 million and $4.0 million, respectively. For the three and six months ended June 30, 2025, the Company accrued income based incentive fees of $34.7 million and $69.0 million, respectively.
As of June 30, 2026 and December 31, 2025, there was $1.7 million and $26.4 million, respectively, payable to the Adviser for income based incentive fees.
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
For the three and six months ended June 30, 2026 and 2025, the Company accrued no capital gains based incentive fees. As of June 30, 2026 and December 31, 2025, no amount was payable to the Adviser for capital gains based incentive fees.
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
For providing these services, the Company will reimburse the Administrator for the costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrators in performing their administrative obligations under the Administration Agreements, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals (including information technology professionals) at the Administrators that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator and the Prior Administrator have not historically, and the Administrator does not currently, calculate the amount of rent and other occupancy costs allocable to the Company, and the Administrator and the Prior Administrator have not indicated an intention to seek reimbursement from the Company for such costs. Thus, the Administrator and the Prior Administrator, as applicable, have waived their rights to any reimbursement for rent and other occupancy costs for prior periods, including for the three and six months ended June 30, 2026 and 2025. The Administrator and the Prior Administrator cannot recoup any expenses that they have previously waived. However, in future periods, the Administrator may choose to establish an allocation methodology to calculate these costs and seek reimbursement from the Company, in which case the Company will accrue and reimburse the Administrator for such costs for that period.
For the three and six months ended June 30, 2026, the Company incurred $1.1 million and $2.2 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company incurred $0.7 million and $1.7 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations.
As of June 30, 2026 and December 31, 2025, $1.2 million and $1.6 million, respectively, was unpaid and included in Due to affiliates in the Condensed Consolidated Statements of Assets and Liabilities.
State Street Sub-Administration Agreement and Custody Agreement
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	June 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$13,441,436	$12,944,578	96.8%	$14,066,122	$13,866,434	97.6%
Second lien debt	255,801	250,182	1.9	232,448	231,650	1.6
Unsecured debt	14,495	12,348	0.1	13,049	12,278	0.1
Equity	144,858	157,187	1.2	76,348	96,932	0.7
Total	$13,856,590	$13,364,295	100.0%	$14,387,967	$14,207,294	100.0%
The Company utilizes the Global Industry Classification Standard for categorizing the industry classification of its investments. The industry composition of investments at fair value was as follows:

	June 30, 2026	December 31, 2025
Aerospace & Defense	3.3%	4.1%
Air Freight & Logistics	3.3	1.9
Automobile Components (2)	—	0.0
Biotechnology	1.2	1.1
Building Products	1.4	1.3
Chemicals	0.3	0.3
Commercial Services & Supplies	8.3	8.0
Construction & Engineering	1.2	1.2
Consumer Staples Distribution & Retail (1)(2)	0.0	0.0
Containers & Packaging	0.2	0.2
Distributors	2.0	2.1
Diversified Consumer Services	4.4	4.2
Diversified Telecommunication Services	0.1	0.1
Electric Utilities	0.1	1.4
Electrical Equipment	1.5	1.4
Electronic Equipment, Instruments & Components	2.1	2.1
Energy Equipment & Services	0.2	0.2
Financial Services	0.6	0.4
Ground Transportation	0.1	0.1
Health Care Equipment & Supplies	0.4	0.4
Health Care Providers & Services	10.3	9.5
Health Care Technology	4.5	5.6
Insurance	10.0	9.3
Interactive Media & Services	0.7	0.3
IT Services	4.7	4.3
Life Sciences Tools & Services	0.9	0.8
Machinery	0.3	0.3
Marine Transportation	0.4	0.4
Media	0.5	0.6
Oil, Gas & Consumable Fuels	0.5	0.5

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	June 30, 2026	December 31, 2025
Paper & Forest Products	0.1%	0.1%
Pharmaceuticals	0.7	0.4
Professional Services	10.3	9.7
Real Estate Management & Development	1.6	1.4
Software	18.9	20.5
Specialty Retail	1.4	1.3
Technology Hardware, Storage & Peripherals	0.5	0.6
Trading Companies & Distributors	0.9	0.9
Transportation Infrastructure	1.9	2.9
Wireless Telecommunication Services	0.2	0.1
Total	100.0%	100.0%
(1)Amount rounds to less than 0.1% as of June 30, 2026.
(2)Amount rounds to less than 0.1% as of December 31, 2025.
The geographic composition of investments at cost and fair value was as follows:

	June 30, 2026
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$11,852,013	$11,369,505	85.1%	191.4%
Europe	1,643,362	1,638,203	12.3	27.6
Bermuda/Cayman Islands	147,533	148,236	1.1	2.5
Canada	151,622	148,126	1.1	2.5
Australia	50,075	48,048	0.3	0.8
Asia	11,985	12,177	0.1	0.2
Total	$13,856,590	$13,364,295	100.0%	225.0%

	December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$12,488,551	$12,259,789	86.3%	196.3%
Europe	1,601,031	1,645,999	11.6	26.3
Bermuda/Cayman Islands	148,220	148,966	1.0	2.4
Canada	138,265	140,444	1.0	2.3
Asia	11,900	12,096	0.1	0.2
Total	$14,387,967	$14,207,294	100.0%	227.5%
As of June 30, 2026 and December 31, 2025, six issuers (across eight loans) and five issuers (across eight loans) in the portfolio were on non-accrual status, respectively.
As of June 30, 2026 and December 31, 2025, on a fair value basis, 99.3% and 99.6%, respectively, of performing debt investments bore interest at a floating rate and 0.7% and 0.4%, respectively, of performing debt investments bore interest at a fixed rate.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 5. Fair Value Measurements
The following tables present the fair value hierarchy of financial instruments:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$81,460	$12,863,118	$12,944,578
Second lien debt	—	—	250,182	250,182
Unsecured debt	—	—	12,348	12,348
Equity	—	—	157,187	157,187
Total	$—	$81,460	$13,282,835	$13,364,295

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$106,617	$13,759,817	$13,866,434
Second lien debt	—	—	231,650	231,650
Unsecured debt	—	—	12,278	12,278
Equity	438	—	96,494	96,932
Total	$438	$106,617	$14,100,239	$14,207,294
Within Investments at fair value, substantially all Equity investments are illiquid and privately negotiated in nature and are subject to contractual sale constraints or other restrictions pursuant to their respective governing or similar agreements. Approximately $9.4 million of such Equity investments have a sale constraint or other restriction that will lapse after a predetermined date; the weighted average remaining duration of such restrictions is 4.6 years.
The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended June 30, 2026
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total
Fair value, beginning of period	$13,409,419	$228,827	$12,502	$91,389	$13,742,137
Purchases of investments	326,223	22,646	493	70,185	419,547
Proceeds from principal repayments and sales of investments	(800,453)	(540)	—	(7,858)	(808,851)
Accretion of discount (amortization of premium)	12,730	153	10	—	12,893
Net realized gain (loss)	(38,695)	7	—	7,372	(31,316)
Net change in unrealized appreciation (depreciation)	(132,749)	(911)	(657)	(3,901)	(138,218)
Transfers into Level 3 (1)	95,767	—	—	—	95,767
Transfers out of Level 3 (1)	(9,124)	—	—	—	(9,124)
Fair value, end of period	$12,863,118	$250,182	$12,348	$157,187	$13,282,835
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2026 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(168,224)	$(911)	$(657)	$(3,817)	$(173,609)

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	Six Months Ended June 30, 2026
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total
Fair value, beginning of period	$13,759,817	$231,650	$12,278	$96,494	$14,100,239
Purchases of investments	670,142	25,114	1,427	70,188	766,871
Proceeds from principal repayments and sales of investments	(1,246,323)	(2,040)	—	(9,717)	(1,258,080)
Accretion of discount (amortization of premium)	23,663	273	19	—	23,955
Net realized gain (loss)	(38,565)	7	—	8,297	(30,261)
Net change in unrealized appreciation (depreciation)	(296,470)	(4,822)	(1,376)	(8,075)	(310,743)
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	(9,146)	—	—	—	(9,146)
Fair value, end of period	$12,863,118	$250,182	$12,348	$157,187	$13,282,835
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2026 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(315,044)	$(4,822)	$(1,376)	$(7,405)	$(328,647)

	Three Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total
Fair value, beginning of period	$12,370,969	$118,482	$13,658	$99,163	$12,602,272
Purchases of investments	546,760	2,123	471	9	549,363
Proceeds from principal repayments and sales of investments	(163,314)	(662)	—	(230)	(164,206)
Accretion of discount (amortization of premium)	10,437	75	11	—	10,523
Net realized gain (loss)	(1,232)	—	—	—	(1,232)
Net change in unrealized appreciation (depreciation)	36,737	2,924	(419)	564	39,806
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—	—
Fair value, end of period	$12,800,357	$122,942	$13,721	$99,506	$13,036,526
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of June 30, 2025 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$37,050	$2,924	$(419)	$564	$40,119

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
(1)For the three and six months ended June 30, 2026 and 2025, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.

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

	June 30, 2026
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$12,450,960	Yield Analysis	Discount Rate	6.20%	33.15%	10.42%
	313,789	Asset Recoverability	Market Multiple	3.60x	12.00x	8.89x
	98,369	Market Quotations	Broker quoted price	93.00	99.55	98.08
	12,863,118
Investments in second lien debt	229,911	Yield Analysis	Discount Rate	8.72%	19.96%	10.48%
	20,271	Asset Recoverability	Market Multiple			10.25x
	250,182
Investments in unsecured debt	12,348	Yield Analysis	Discount Rate			17.05%
Investments in equity	69,194	Market Approach	Performance Multiple	5.75x	26.50x	12.49x
	58,382	Asset Recoverability	Market Multiple	9.00x	12.00x	10.26x
	18,252	Yield Analysis	Discount Rate	11.66%	75.00%	26.14%
	11,359	Option Pricing Model	Expected Volatility	32.00%	75.50%	33.58%
	157,187
Total	$13,282,835

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
Financial Instruments Not Carried at Fair Value
Debt
The fair value of the Company’s SPV Financing Facilities (as defined in Note 7) and Revolving Credit Facility (as defined in Note 7), as of June 30, 2026 and December 31, 2025, approximates their carrying value as the credit facilities have variable interest based on selected short-term rates. These financial instruments would be categorized as Level 3 within the fair value hierarchy.
The following table presents the fair value measurements of the Company’s Unsecured Notes and Debt Securitization Notes (as defined in Note 7) had they been accounted for at fair value. These financial instruments would be categorized as Level 3 within the fair value hierarchy as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
	Fair Value	Fair Value
2026 Notes	$—	$799,357
New 2026 Notes	697,200	691,950
2027 Notes	637,780	632,710

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	June 30, 2026	December 31, 2025
	Fair Value	Fair Value
2028 Notes	$614,185	$615,550
November 2027 Notes	402,960	408,680
April 2028 Notes	697,970	706,370
June 2030 Notes	486,450	497,550
January 2031 Notes	479,100	494,000
September 2029 Notes	393,720	—
May 2031 Notes	640,575	—
2024-1 Notes	457,542	457,450
Total	$5,507,482	$5,303,617
Other
As of June 30, 2026 and December 31, 2025, the carrying amounts of the Company’s other assets and liabilities approximate fair value. These financial instruments, with the exception of cash and cash equivalents (including money market funds classified within Cash and Cash Equivalents in the Condensed Consolidated Statements of Assets and Liabilities) which would be categorized as Level 1, would be categorized as Level 3 within the fair value hierarchy.
Note 6. Derivatives
The Company enters into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.
The net fair value of foreign currency and interest rate derivative contracts are included within Derivative assets at fair value or Derivative liabilities at fair value in the Condensed Consolidated Statements of Assets and Liabilities.
The following tables present the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$583	$—	$583	$166,011
Interest rate swaps	—	2,462	—	2,462	400,000
Total Derivative assets at fair value	$—	$3,045	$—	$3,045	$566,011

Derivative Liabilities
Foreign currency forward contracts	$—	$(102)	$—	$(102)	$62,208
Interest rate swaps	—	(28,035)	—	(28,035)	2,750,000
Total Derivative liabilities at fair value	$—	$(28,137)	$—	$(28,137)	$2,812,208
Cash collateral posted				$23,389

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
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship for the three and six months ended June 30, 2026 and June 30, 2025, respectively. The net change in unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on derivative instruments in the Condensed Consolidated Statements of Operations. The net realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net realized gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Unrealized appreciation (depreciation)
Foreign currency forward contracts	$(1,777)	$(3,126)	$1,166	$(5,047)
Net change in unrealized appreciation (depreciation)	$(1,777)	$(3,126)	$1,166	$(5,047)
Realized gain (loss)
Foreign currency forward contracts	$3,554	$(7,673)	$5,396	$(9,727)
Net realized gain (loss)	$3,554	$(7,673)	$5,396	$(9,727)

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Offsetting of Derivative Instruments
The Company has elected to offset cash collateral posted to or received from its counterparty against the net fair value of derivative instruments with that counterparty. The following tables present the offsetting of the Company’s derivative financial instruments as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Cash Collateral Offset	Net Amount Derivative Asset	Cash Collateral Received (1)	Cash Collateral Received Not Offset (2)
SMBC Capital Markets, Inc.	$2,462	$—	$—	$2,462	$—	$—
Wells Fargo Bank, N.A.	583	(583)	—	—	—	—
	$3,045	$(583)	$—	$2,462	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Cash Collateral Offset	Net Amount Derivative Liabilities	Cash Collateral Posted (1)	Cash Collateral Posted Not Offset (2)
SMBC Capital Markets, Inc.	$—	$—	$—	$—	$1,837	$1,837
Wells Fargo Bank, N.A.	(28,137)	583	21,552	(6,002)	21,552	—
	$(28,137)	$583	$21,552	$(6,002)	$23,389	$1,837

	As of December 31, 2025
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Cash Collateral Offset	Net Amount Derivative Asset	Cash Collateral Received (1)	Cash Collateral Received Not Offset (2)
SMBC Capital Markets, Inc.	$8,251	$—	$—	$8,251	$—	$—
Wells Fargo Bank, N.A.	14,093	(2,711)	—	11,382	—	—
	$22,344	$(2,711)	$—	$19,633	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Cash Collateral Offset	Net Amount Derivative Liabilities	Cash Collateral Posted (1)	Cash Collateral Posted Not Offset (2)
SMBC Capital Markets, Inc.	$—	$—	$—	$—	$1,805	$1,805
Wells Fargo Bank, N.A.	(2,711)	2,711	—	—	9,481	9,481
	$(2,711)	$2,711	$—	$—	$11,286	$11,286
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
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three and six months ended June 30, 2026 and June 30, 2025, respectively.
For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item is recorded in Interest expense and recognized as components of Interest expense in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Interest rate swaps	$(27,338)	$10,369	$(46,177)	$25,778
Hedged items	26,138	(10,373)	45,636	(24,658)
The table below presents the carrying value of unsecured borrowings as of June 30, 2026 and December 31, 2025 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	June 30, 2026		December 31, 2025
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured notes	$3,080,780	$(26,227)	$2,091,290	$19,408
Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On September 25, 2018, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of June 30, 2026 and December 31, 2025, the Company’s asset coverage was 178.0% and 177.1%, respectively.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.
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
Proceeds from borrowings under the Jackson Hole Funding Facility were used to fund portfolio investments by Jackson Hole Funding and to make advances under delayed draw term loans where Jackson Hole Funding is a lender. The period during which Jackson Hole Funding may make borrowings under the Jackson Hole Funding Facility expired on May 2, 2026 and the Jackson Hole Funding Facility is scheduled to mature on May 17, 2027.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Big Sky Funding Facility
On December 10, 2019, Big Sky Funding, the Company’s wholly-owned subsidiary, entered into a senior secured revolving credit facility (which was subsequently amended on December 30, 2020, September 30, 2021, amended and restated on June 29, 2022, amended on March 30, 2023, amended on June 25, 2024, amended on September 25, 2024, amended on November 20, 2024, amended on May 21, 2026, and as further amended from time to time, the “Big Sky Funding Facility”) with Bank of America, N.A. (“Bank of America”). Bank of America serves as administrative agent, Wells Fargo serves as collateral administrator and the Company serves as manager under the Big Sky Funding Facility.
Advances under the Big Sky Funding Facility bear interest at a per annum rate equal to the one-month Term SOFR in effect, plus the applicable margin of (a) until September 25, 2024, 1.80% per annum, (b) from September 25, 2024 to November 19, 2024, a range between 1.50% and 1.95% per annum depending on the nature of the collateral securing the advances, subject to a floor of 1.80% per annum, and (c) from and after November 20, 2024, 1.85% per annum. Big Sky Funding is required to utilize a minimum percentage of the financing commitments, with unused amounts below such minimum utilization amount accruing a fee at a rate of (a) until May 21, 2026, 1.60% per annum and (b) from and after May 21, 2026, 1.25% per annum. In addition, Big Sky Funding pays an unused fee of (a) until May 21, 2026, 0.45% per annum and (b) from and after May 21, 2026, 0.35% per annum on the daily unused amount of the financing commitments in excess of the minimum utilization amount, commencing three months after the closing date of the Big Sky Funding Facility, in addition to certain other fees as agreed between Big Sky Funding and Bank of America.
The maximum commitment amount of the Big Sky Funding Facility as of June 30, 2026 was $800.0 million. Proceeds from borrowings under the Big Sky Funding Facility may be used to fund portfolio investments by Big Sky Funding and to make advances under revolving loans or delayed draw term loans where Big Sky Funding is a lender. The period during which Big Sky Funding may make borrowings under the Big Sky Funding Facility expires on May 21, 2029 and the Big Sky Funding Facility is scheduled to mature on November 21, 2029.
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
The Revolving Credit Facility provides for borrowings in USD and certain agreed-upon foreign currencies. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. As of June 30, 2026, a portion of the Revolving Credit Facility consists of (A) funded term loans in the aggregate principal amount of $433.5 million and (B) revolving commitments in the aggregate principal amount of $2.0 billion and the Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $175.0 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries in the ordinary course of business. Availability of the revolver under the Revolving Credit Facility will terminate on August 4, 2029 (other than with respect to the revolving commitments of certain lenders in the amount of $200.0 million,

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
which expired on June 28, 2026) and all amounts outstanding under the Revolving Credit Facility must be repaid by August 5, 2030 (other than with respect to the revolving commitments of certain lenders in the amount of $200.0 million which mature on June 28, 2027) pursuant to an amortization schedule.
Loans under the Revolving Credit Facility with respect to revolving commitments of certain lenders in the amount of $200.0 million bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by Citi, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.5% and (c) one month adjusted Term SOFR plus 1% per annum) plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 0.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.875%, and (y) for all other loans, the applicable benchmark rate for the related interest period for such borrowing plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 1.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.875%. All other loans under the Revolving Credit Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by Citi, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.5% and (c) one month adjusted Term SOFR plus 1% per annum) plus (A) if the gross borrowing base is equal to or greater than 2.0 times the combined revolving debt amount, 0.525%, (B) if the gross borrowing base is less than 2.0 times and is equal to or greater than 1.6 times the combined revolving debt amount, 0.650%, or (C) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.775%, and (y) for all other loans, the applicable benchmark rate for the related interest period for such borrowing plus (A) if the gross borrowing base is equal to or greater than 2.0 times the combined revolving debt amount, 1.525%, (B) if the gross borrowing base is less than 2.0 times and is equal to or greater than 1.6 times the combined revolving debt amount, 1.650%, or (C) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.775%. The Company will pay an unused fee of 0.325% per annum on the daily unused amount of the revolver commitments (other than with respect to the revolving commitments of certain lenders in the amount of $200.0 million, for which the Company paid an unused fee of 0.375% prior to the expiration of such commitments on June 28, 2026). The Company pays letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the Revolving Credit Facility.
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
As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
Unsecured Notes
The Company issued unsecured notes, as further described below: 2026 Notes, New 2026 Notes, 2027 Notes, 2028 Notes, November 2027 Notes, April 2028 Notes, June 2030 Notes, January 2031 Notes, September 2029 Notes and May 2031 Notes (each as defined below) which are collectively referred to herein as the “Unsecured Notes.”

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
As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.
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
May 2031 Notes
On May 21, 2026, the Company issued $650.0 million aggregate principal amount of 5.900% notes due 2031 (the “May 2031 Notes”) pursuant to a supplemental indenture, dated as of May 21, 2026 (and together with the Base Indenture, the “May 2031 Notes Indenture”), to the Base Indenture between the Company and the Trustee.

The May 2031 Notes will mature on May 21, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the May 2031 Notes Indenture. The May 2031 Notes bear interest at a rate of 5.900% per year payable semi-annually on May 21 and November 21 of each year, commencing on November 21, 2026. The May 2031 Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the May 2031 Notes, rank pari passu with all existing and future unsecured indebtedness issued by the Company that are not so subordinated, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
In connection with the May 2031 Notes, the Company entered into an interest rate swap to more closely align the interest rates of the Company’s liabilities with the investment portfolio, which consists of predominately floating-rate loans. The Company designated this interest rate swap and the May 2031 Notes in a qualifying hedge accounting relationship.
Debt Securitizations
The Company has determined that the securitization vehicles noted below operate as an extension of the Company and therefore, will be consolidated by the Company.
2024-1 Debt Securitization
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

		June 30, 2026
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

	June 30, 2026	December 31, 2025
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments	$712,168	$727,232
Total investments at fair value	712,168	727,232
Cash and cash equivalents (restricted cash of $83,737 and $89,406, respectively)	83,737	89,406
Interest receivable from non-controlled/non-affiliated investments	5,086	9,291
Total assets	$800,991	$825,929

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	June 30, 2026	December 31, 2025
LIABILITIES
Debt (net of unamortized debt issuance costs of $2,111 and $2,212, respectively)	$455,389	$455,288
Interest payable	4,769	5,029
Total liabilities	$460,158	$460,317
The Company’s outstanding debt obligations were as follows:

	June 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
Jackson Hole Funding Facility(3)	$—	$—	$—	$—	$—	$—
Breckenridge Funding Facility	1,175,000	280,850	280,850	—	894,150	885,921
Big Sky Funding Facility	800,000	357,400	357,400	—	442,600	324,447
BXSL 2025-1 Facility	400,000	40,700	40,700	—	359,300	317,000
Revolving Credit Facility(4)	2,428,630	1,327,279	1,327,279	—	1,101,351	1,100,832
New 2026 Notes	700,000	700,000	699,626	374	—	—
2027 Notes	650,000	650,000	648,275	1,725	—	—
2028 Notes	650,000	650,000	645,768	4,232	—	—
November 2027 Notes(5)	400,000	400,000	398,994	2,796	—	—
April 2028 Notes(5)	700,000	700,000	691,596	4,780	—	—
June 2030 Notes(5)	500,000	500,000	488,558	8,470	—	—
January 2031 Notes(5)	500,000	500,000	481,188	7,787	—	—
September 2029 Notes(5)	400,000	400,000	385,913	5,422	—	—
May 2031 Notes(5)	650,000	650,000	634,531	13,738	—	—
2024-1 Notes	457,500	457,500	455,389	2,111	—	—
Total	$10,411,130	$7,613,729	$7,536,067	$51,435	$2,797,401	$2,628,200
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)The period during which Jackson Hole Funding may make borrowings under the Jackson Hole Funding Facility expired on May 2, 2026 and the Jackson Hole Funding Facility is scheduled to mature on May 17, 2027.
(4)Under the Revolving Credit Facility, the Company may borrow in USD or certain other permitted currencies. As of June 30, 2026, the Company had non-USD borrowings denominated in the following currencies:
•CAD 38.4 million
•EUR 390.5 million
•GBP 293.5 million
•AUD 45.0 million
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
(4)Under the Revolving Credit Facility, the Company may borrow in USD or certain other permitted currencies. As of December 31, 2025, the Company had non-USD borrowings denominated in the following currencies:
•CAD 30.7 million
•EUR 417.2 million
•GBP 293.5 million
•AUD 1.0 million
(5)Carrying value is inclusive of adjustment for the change in fair value of effective hedge relationship.
The following tables summarize the contractual maturities of the Company’s outstanding principal as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Less than 1 Year	1 - 3 Years	3 - 5 Years	Greater than 5 Years	Total
SPV Financing Facilities	$—	$321,550	$357,400	$—	$678,950
Revolving Credit Facility	103,630	—	1,223,649	—	1,327,279
Unsecured Notes	1,350,000	1,750,000	2,050,000	—	5,150,000
Debt Securitizations	—	—	—	457,500	457,500
Total outstanding principal	$1,453,630	$2,071,550	$3,631,049	$457,500	$7,613,729

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
As of June 30, 2026 and December 31, 2025, interest payable included $61.7 million and $60.8 million, respectively, of interest expense and $1.1 million and $1.2 million, respectively, of unused commitment fees.
For the three and six months ended June 30, 2026, the weighted average interest rate on all borrowings outstanding (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting) was 4.95% and 4.89%, respectively. For the three and six months ended June 30, 2025, the weighted average interest rate on all borrowings outstanding (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting) was 5.03% and 5.02%, respectively.
For the three and six months ended June 30, 2026, the weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) was 5.05% and 4.97%, respectively. For the three and six months ended June 30, 2025, the weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) was 5.10% and 5.09%, respectively.
For the three and six months ended June 30, 2026, the average principal debt outstanding was $7,920.9 million and $8,046.2 million, respectively. For the three and six months ended June 30, 2025, the average principal debt outstanding was $7,155.4 million and $7,234.0 million, respectively.
The components of interest expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Borrowing interest expense	$91,291	$84,569	$184,574	$172,209
Facility unused fees	2,106	2,538	4,266	4,239
Amortization of deferred financing costs	1,958	1,440	3,408	2,850
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	4,515	3,734	8,450	7,085
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	27,338	(10,369)	46,177	(25,778)
Hedged items	(26,138)	10,373	(45,636)	24,658
Total interest expense	$101,070	$92,285	$201,239	$185,263
Cash paid for interest expense	$72,679	$68,885	$188,307	$165,186

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 8. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2026 and December 31, 2025, the Company had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate amount of $1.4 billion and $1.8 billion, respectively.
Additionally, from time to time, the Advisers and their affiliates may commit to an investment on behalf of the investment vehicles they manage, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of June 30, 2026 and December 31, 2025, the Company estimates that $98.3 million and $151.8 million, respectively, of investments were committed but not yet funded.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of June 30, 2026 and December 31, 2025, management is not aware of any material pending legal proceedings.
Note 9. Net Assets
Shares Issued
The Company has the authority to issue an unlimited number of Common Shares at $0.001 per share par value.
On October 28, 2021, the Company priced its IPO, and the Common Shares began trading on the NYSE under the symbol “BXSL.”
As of June 30, 2026, the Company is party to eight separate equity distribution agreements with sales agents (“Equity Distribution Agreements”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $600.0 million of its Common Shares. Sales of Common Shares made pursuant to the Equity Distribution Agreements may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415(a)(5) under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of the Common Shares, the Company’s capital needs, and the Company’s determination of the appropriate sources of funding to meet such needs. As of June 30, 2026, Common Shares with an aggregate sales price of $557.4 million remained available for issuance under the Equity Distribution Agreements.
No Common Shares were issued for the three and six months ended June 30, 2026, other than those issued through the Company's DRIP.
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
Distributions
The following table summarizes the Company’s distributions declared and payable for the six months ended June 30, 2026 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 25, 2026	March 31, 2026	April 24, 2026	$0.7700	$178,855
May 7, 2026	June 30, 2026	July 24, 2026	0.7700	179,142
Total distributions			$1.5400	$357,997
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Pursuant to the DRIP, the following table summarizes the amounts and shares issued to shareholders who have not opted out of the DRIP during the six months ended June 30, 2026 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 23, 2026	$8,114	310,753
April 24, 2026	8,709	372,191
Total distributions	$16,823	682,944
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
For the three and six months ended June 30, 2026, the Company did not repurchase any of its Common Shares under the 10b-18 Plan.
Note 10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations	$9,486	$155,042	$34,732	$304,851
Weighted average shares outstanding (basic and diluted)	232,557,932	228,192,335	232,381,869	227,389,213
Earnings (loss) per common share (basic and diluted)	$0.04	$0.68	$0.15	$1.34

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 11. Financial Highlights and Senior Securities
The following are the financial highlights for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Per Share Data (1):
Net asset value, beginning of period	$26.92	$27.39
Net investment income	1.52	1.60
Net change in unrealized and realized gain (loss)	(1.37)	(0.26)
Net increase (decrease) in net assets resulting from operations	0.15	1.34
Distributions from net investment income (2)	(1.54)	(1.54)
Net increase (decrease) in net assets from capital share transactions	—	0.14
Total increase (decrease) in net assets	(1.39)	(0.06)
Net asset value, end of period	$25.53	$27.33
Market value, end of period	$23.71	$30.75
Shares outstanding, end of period	232,652,003	230,055,444
Total return based on NAV (3)	1.2%	5.1%
Total return based on market value (4)	(4.2)%	0.2%
Ratios:
Ratio of net expenses to average net assets (5)	9.3%	10.6%
Ratio of net investment income to average net assets (5)	11.5%	11.7%
Portfolio turnover rate	4.6%	8.9%
Supplemental Data:
Net assets, end of period	$5,938,733	$6,288,296
Asset coverage ratio	178.0%	188.5%
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
(5)Amounts are annualized except for amounts relating to excise and other tax expense. For the six months ended June 30, 2026 and 2025, the ratio of total operating expenses to average net assets was 9.3% and 10.6%, respectively.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following is information about the Company’s senior securities as of the dates indicated in the table below:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Subscription Facility
June 30, 2026	$—	$—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	119,752	2,151	—	N/A
December 31, 2018	—	—	—	N/A
Jackson Hole Funding Facility
June 30, 2026	—	1,780	—	N/A
December 31, 2025	22,374	1,771	—	N/A
December 31, 2024	399,874	1,857	—	N/A
December 31, 2023	233,019	2,003	—	N/A
December 31, 2022	360,019	1,748	—	N/A
December 31, 2021	361,007	1,802	—	N/A
December 31, 2020	362,316	2,300	—	N/A
December 31, 2019	514,151	2,151	—	N/A
December 31, 2018	120,000	2,278	—	N/A
Breckenridge Funding Facility
June 30, 2026	280,850	1,780	—	N/A
December 31, 2025	652,550	1,771	—	N/A
December 31, 2024	649,350	1,857	—	N/A
December 31, 2023	741,700	2,003	—	N/A
December 31, 2022	825,000	1,748	—	N/A
December 31, 2021	568,680	1,802	—	N/A
December 31, 2020	569,000	2,300	—	N/A
December 31, 2019	820,311	2,151	—	N/A
December 31, 2018	65,000	2,278	—	N/A
Big Sky Funding Facility
June 30, 2026	357,400	1,780	—	N/A
December 31, 2025	585,900	1,771	—	N/A
December 31, 2024	400,000	1,857	—	N/A
December 31, 2023	480,906	2,003	—	N/A
December 31, 2022	499,606	1,748	—	N/A
December 31, 2021	499,606	1,802	—	N/A
December 31, 2020	200,346	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
BXSL 2025-1 Facility
June 30, 2026	$40,700	$1,780	—	N/A
December 31, 2025	34,800	1,771	—	N/A
December 31, 2024	—	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
Revolving Credit Facility
June 30, 2026	1,327,279	1,780	—	N/A
December 31, 2025	1,447,497	1,771	—	N/A
December 31, 2024	1,287,140	1,857	—	N/A
December 31, 2023	682,258	2,003	—	N/A
December 31, 2022	678,378	1,748	—	N/A
December 31, 2021	915,035	1,802	—	N/A
December 31, 2020	182,901	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2023 Notes
June 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	400,000	1,748	—	N/A
December 31, 2021	400,000	1,802	—	N/A
December 31, 2020	400,000	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2026 Notes
June 30, 2026	—	—	—	N/A
December 31, 2025	800,000	1,771	—	N/A
December 31, 2024	800,000	1,857	—	N/A
December 31, 2023	800,000	2,003	—	N/A
December 31, 2022	800,000	1,748	—	N/A
December 31, 2021	800,000	1,802	—	N/A
December 31, 2020	800,000	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
New 2026 Notes
June 30, 2026	$700,000	$1,780	—	N/A
December 31, 2025	700,000	1,771	—	N/A
December 31, 2024	700,000	1,857	—	N/A
December 31, 2023	700,000	2,003	—	N/A
December 31, 2022	700,000	1,748	—	N/A
December 31, 2021	700,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2027 Notes
June 30, 2026	650,000	1,780	—	N/A
December 31, 2025	650,000	1,771	—	N/A
December 31, 2024	650,000	1,857	—	N/A
December 31, 2023	650,000	2,003	—	N/A
December 31, 2022	650,000	1,748	—	N/A
December 31, 2021	650,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2028 Notes
June 30, 2026	650,000	1,780	—	N/A
December 31, 2025	650,000	1,771	—	N/A
December 31, 2024	650,000	1,857	—	N/A
December 31, 2023	650,000	2,003	—	N/A
December 31, 2022	650,000	1,748	—	N/A
December 31, 2021	650,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
November 2027 Notes
June 30, 2026	400,000	1,780	—	N/A
December 31, 2025	400,000	1,771	—	N/A
December 31, 2024	400,000	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
April 2028 Notes
June 30, 2026	$700,000	$1,780	—	N/A
December 31, 2025	700,000	1,771	—	N/A
December 31, 2024	700,000	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
June 2030 Notes
June 30, 2026	500,000	1,780	—	N/A
December 31, 2025	500,000	1,771	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
January 2031 Notes
June 30, 2026	500,000	1,780	—	N/A
December 31, 2025	500,000	1,771	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
September 2029 Notes
June 30, 2026	400,000	1,780	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
May 2031 Notes
June 30, 2026	$650,000	$1,780	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2024-1 Notes
June 30, 2026	457,500	1,780	—	N/A
December 31, 2025	457,500	1,771	—	N/A
December 31, 2024	457,500	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
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
As of June 30, 2026 and December 31, 2025, the aggregate principal amount of indebtedness outstanding was $7.6 billion and $8.1 billion, respectively.
Note 12. Segment Reporting
The Company operates as a single reportable segment and derives revenues from investing primarily in originated loans and other securities, including broadly syndicated loans, of U.S. private companies and manages the business on a consolidated basis.
The chief operating decision maker (“CODM”) consists of the Company’s chief executive officer and chief financial officer. The primary performance metric provided to the CODM to assess performance and make operating decisions is Net increase (decrease) in net assets resulting from operations which is reported on the Condensed Consolidated Statements of Operations.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the condensed consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the condensed consolidated financial statements as of June 30, 2026, except as discussed below.
On August 6, 2026, the Board declared a distribution of $0.77 per share to shareholders of record as of September 30, 2026, which is payable on or about October 23, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information contained in this section should be read in conjunction with “Item 1. Financial Statements” hereto and “Part II, Item 8—Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated from time to time by the Company’s periodic filings with the SEC. This discussion contains forward-looking statements and involves numerous risks, uncertainties, and other factors outside of the Company’s control, including, but not limited to, those set forth in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as updated from time to time by the Company’s periodic filings with the SEC.
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
From time to time, the Advisers, the Administrators or their respective affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, the Administrator or such affiliates thereof, the Adviser will reimburse the Sub-Adviser, the Administrator or such affiliates thereof, and the Administrator will reimburse the Sub-Administrator or such affiliates thereof, in each case, for any such amounts. From time to time, the Advisers or the Administrators may defer or waive fees or rights to be reimbursed. Pursuant to the Administration Agreement, the Company’s allocable portion of the Administrator’s rent and other occupancy costs are expenses of the Company. However, the Administrator and the Prior Administrator have not historically, and the Administrator does not currently, calculate the amount of rent and other occupancy costs allocable to the Company and the Administrator and Prior Administrator have not indicated an intention to seek reimbursement from the Company for such costs. Thus, the Company, the Administrator and the Prior Administrator, as applicable, treat any such rights to any reimbursement for rent and other occupancy costs for prior periods as having been waived pursuant to the terms of the Administration Agreement and the Prior Administration Agreement, as applicable, including for the three and six months ended June 30, 2026 and 2025. Additionally, since the Company, the Administrator and the Prior Administrator treat any such right to reimbursement for rent and occupancy costs as having been waived pursuant to the terms of the Administration Agreement and the Prior Administration Agreement, as applicable, the Administrator and the Prior Administrator cannot recoup any such expenses. However, in future periods, the Administrator may choose to establish an allocation methodology to calculate these costs and seek reimbursement from the Company, in which case the Company will accrue and reimburse the Administrator for such costs for that period. All of the foregoing expenses will ultimately be borne by our shareholders.
Costs and expenses of the Administrators and the Advisers that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.

Portfolio and Investment Activity
For the three months ended June 30, 2026, we made $154.3 million aggregate principal amount of new investment commitments (including $13.5 million of which remained unfunded as of June 30, 2026), $151.4 million of which was first lien debt and $2.9 million of which was equity.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended June 30,
	2026	2025
Investments:
Total investments, beginning of period	$14,296,921	$12,952,035
New investments purchased	311,827	530,481
Payment-in-kind interest capitalized	20,121	20,350
Net accretion of discount on investments	13,202	11,135
Net realized security and foreign currency gain (loss) on investments	(31,519)	(1,232)
Investments sold or repaid	(753,962)	(185,410)
Total investments, end of period	$13,856,590	$13,327,359
Amount of investments funded at principal:
First lien debt	$310,425	$538,575
Second lien debt	—	434
Equity	2,859	1,477
Total	$313,284	$540,486
Proceeds from investments sold or repaid:
First lien debt	$(745,049)	$(184,518)
Second lien debt	(540)	(662)
Equity	(8,373)	(230)
Total	$(753,962)	$(185,410)

Number of new investments in new portfolio companies	5	15
Average new investment commitment amount	$39,161	$22,520
Weighted average yield of new investments	9.2%	9.8%
Weighted average yield on investments fully sold or paid down	9.3%	10.3%

	June 30, 2026	December 31, 2025
Number of portfolio companies	313	316
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	9.2%	9.5%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	9.4%	9.6%
Average loan-to-value (LTV) (3)	51.9%	50.5%
Percentage of performing debt investments bearing a floating rate (4)	99.3%	99.6%
Percentage of performing debt investments bearing a fixed rate (4)	0.7%	0.4%
Percentage of assets on non-accrual, at amortized cost (5)	3.6%	0.6%
Percentage of assets on non-accrual, at fair value (5)	1.8%	0.5%
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
(2)As of June 30, 2026 and December 31, 2025, the weighted average total portfolio yield at amortized cost was 8.8% and 9.4%, respectively. As of June 30, 2026 and December 31, 2025, the weighted average total portfolio yield at fair value was 9.1% and 9.5%, respectively.

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
(4)As a percentage of total fair value of performing debt investments. As of June 30, 2026 and December 31, 2025, performing debt investments bearing a floating rate represented 96.3% and 98.4%, respectively, of total investments at fair value.
(5)As a percentage of total amortized cost or fair value of investments.
As of June 30, 2026 and June 30, 2025, our portfolio companies had a weighted average annual revenue of $866 million and $848 million, respectively, and weighted average annual EBITDA of $221 million and $219 million, respectively. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted investments and asset-based investments. Amounts are weighted based on the fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
For additional information on our investments, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 4. Investments.”
Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total investment income	$320,469	$344,803	$645,940	$702,567
Total expenses before tax expense	142,268	165,103	284,733	329,904
Net investment income before tax expense	178,201	179,700	361,207	372,663
Excise and other tax expense	4,416	3,798	8,506	7,966
Net investment income after tax expense	173,785	175,902	352,701	364,697
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	(136,502)	(11,300)	(291,397)	(55,174)
Net realized gain (loss), net of tax expense	(27,797)	(9,560)	(26,572)	(4,672)
Net increase (decrease) in net assets resulting from operations	$9,486	$155,042	$34,732	$304,851
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$298,816	$321,083	$601,033	$656,769
Payment-in-kind interest income	21,092	22,173	42,627	43,526
Dividend income	—	49	20	49
Other income	561	1,498	2,260	2,223
Total investment income	$320,469	$344,803	$645,940	$702,567

Total investment income decreased to $320.5 million for the three months ended June 30, 2026, a decrease of $24.3 million, or 7%, compared to the three months ended June 30, 2025. The decrease was primarily attributable to a lower weighted average yield on the portfolio, partially offset by an increase in average investments, compared to the three months ended June 30, 2025. Average investments at fair value increased by 5% to $13,653.2 million for the three months ended June 30, 2026, compared to $13,043.5 million for the three months ended June 30, 2025.
Total investment income decreased to $645.9 million for the six months ended June 30, 2026, a decrease of $56.6 million, or 8%, compared to the six months ended June 30, 2025. The decrease was primarily attributable to a lower weighted average yield on the portfolio, partially offset by an increase in the average investments, compared to the six months ended June 30, 2025. Average investments at fair value increased by 6% to $13,837.9 million for the six months ended June 30, 2026, compared to $13,059.8 million for the six months ended June 30, 2025.
Additionally, for the three months ended June 30, 2026, we recorded $4.4 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.), compared to $1.7 million for the same period in the prior year, primarily due to increased prepayments. For the six months ended June 30, 2026, we recorded $6.8 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.), compared to $14.6 million for the same period in the prior year, primarily due to decreased prepayments.
For the three months ended June 30, 2026 and 2025, Payment-in-kind (“PIK”) interest income represented 6.6% and 6.4% of total investment income, respectively, and 12.1% and 12.6% of net investment income, respectively. For the six months ended June 30, 2026 and 2025, PIK interest income represented 6.6% and 6.2% of total investment income, respectively, and 12.1% and 11.9% of net investment income, respectively. We expect that PIK interest income will vary based on the elections of certain borrowers.
We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments, and changes in interest rates.
Elevated interest rates continued to favorably impact our investment income for the three and six months ended June 30, 2026. Despite gradual decreases in interest rates during 2025, inflation has remained above the U.S. Federal Reserve’s target level, and interest rates remain elevated. Following three consecutive rate cuts in 2025, the U.S. Federal Reserve held interest rates steady since December 2025 and for the first half of 2026 and noted, among other matters, that it would continue to assess and monitor incoming information in considering additional adjustments. Future decreases in benchmark interest rates may adversely impact our investment income. Conversely, future increases in benchmark interest rates and the resulting impacts to cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. If such interest rate fluctuations occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.

Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$101,070	$92,285	$201,239	$185,263
Management fees	35,282	34,600	71,648	68,901
Income based incentive fees	1,690	34,718	3,983	69,019
Capital gains based incentive fees	—	—	—	—
Professional fees	1,043	1,243	2,260	2,129
Board of Trustees’ fees	311	293	601	599
Administrative service expenses	1,057	744	2,182	1,710
Other general and administrative expenses	1,815	1,220	2,820	2,283
Total expenses before tax expense	142,268	165,103	284,733	329,904
Net investment income before tax expense	178,201	179,700	361,207	372,663
Excise and other tax expense	4,416	3,798	8,506	7,966
Net investment income after tax expense	$173,785	$175,902	$352,701	$364,697
Interest Expense
Total interest expense increased to $101.1 million for the three months ended June 30, 2026, an increase of $8.8 million, or 10%, compared to the same period in the prior year. The increase was primarily driven by a higher average principal amount of debt outstanding, partially offset by a lower weighted average interest rate on our borrowings relative to the same period in the prior year.
The average principal amount of debt outstanding increased to $7,920.9 million for the three months ended June 30, 2026, from $7,155.4 million for the same period in the prior year.
Our weighted average interest rate (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting and excluding amortization of deferred financing costs) decreased to 4.95% for the three months ended June 30, 2026, from 5.03% for the same period in the prior year. Our weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) decreased to 5.05% for the three months ended June 30, 2026, from 5.10% for the same period in the prior year.
Total interest expense increased to $201.2 million for the six months ended June 30, 2026, an increase of $16.0 million, or 9%, compared to the same period in the prior year. The increase was primarily driven by a higher average principal amount of debt outstanding, partially offset by a lower weighted average interest rate on our borrowings relative to the same period in the prior year.
The average principal amount of debt outstanding increased to $8,046.2 million for the six months ended June 30, 2026, from $7,234.0 million for the same period in the prior year.
Our weighted average interest rate (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting and excluding amortization of deferred financing costs) decreased to 4.89% for the six months ended June 30, 2026, from 5.02% for the same period in the prior year. Our weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) decreased to 4.97% for the six months ended June 30, 2026, from 5.09% for the same period in the prior year.

Management Fees
Management fees increased to $35.3 million for the three months ended June 30, 2026, an increase of $0.7 million, or 2%, compared to the same period in the prior year, primarily due to an increase in average quarter-end gross assets. For the three months ended June 30, 2026, our average quarter-end gross assets increased to $14,112.6 million, from $13,839.9 million for the three months ended June 30, 2025.
Management fees increased to $71.6 million for the six months ended June 30, 2026, an increase of $2.7 million, or 4%, compared to the same period in the prior year, primarily due to an increase in average quarter-end gross assets. For the six months ended June 30, 2026, our average quarter-end gross assets increased to $14,293.9 million from $13,717.3 million for the six months ended June 30, 2025.
Income Based Incentive Fees
Income based incentive fees decreased to $1.7 million for the three months ended June 30, 2026, a decrease of $33.0 million, or 95%, compared to the same period in the prior year, primarily due to the Incentive Fee Cap, which limits the total incentive fee payable to the Adviser for the three months ended June 30, 2026. Pre-incentive fee net investment income decreased to $175.5 million for the three months ended June 30, 2026 from $210.6 million for the three months ended June 30, 2025.
Income based incentive fees decreased to $4.0 million for the six months ended June 30, 2026, a decrease of $65.0 million, or 94%, compared to the same period in the prior year, primarily due to the Incentive Fee Cap, which limits the total incentive fee payable to the Adviser for the six months ended June 30, 2026. Pre-incentive fee net investment income decreased to $356.7 million for the six months ended June 30, 2026 from $433.7 million for the six months ended June 30, 2025.
See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements —Note 3. Agreements and Related Party Transactions” for further information on the Advisory Agreements.
Capital Gains Based Incentive Fees
We accrued no capital gains based incentive fees for the three and six months ended June 30, 2026 and June 30, 2025.
The accrual for any capital gains based incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Total other expenses increased to $4.2 million for the three months ended June 30, 2026, an increase of $0.7 million or 21%, compared to the same period in the prior year. This was primarily due to an increase in other general and administrative expenses.
Total other expenses increased to $7.9 million for the six months ended June 30, 2026, an increase of $1.1 million or 17%, compared to the same period in the prior year. This was primarily due to increases in other general and administrative expenses and Administrative service expenses.
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
For the three months ended June 30, 2026 and 2025, we accrued $4.4 million and $3.8 million, respectively, of U.S. federal excise tax.
For the six months ended June 30, 2026 and 2025, we accrued $8.4 million and $8.0 million, respectively, of U.S. federal excise tax.
BGSL Investments LLC (“BGSL Investments”), a wholly-owned and consolidated subsidiary that was formed in 2019, is a Delaware limited liability company which has elected to be treated as a corporation for U.S. tax purposes. As such, BGSL Investments is subject to certain U.S. federal, state and local taxes. For the three months ended June 30, 2026 and 2025, BGSL Investments recorded an income tax provision of $1.2 million and $0.3 million, respectively. For the six months ended June 30, 2026 and 2025, BGSL Investments recorded an income tax provision of $0.7 million and $1.8 million, respectively.
As of June 30, 2026 and 2025, BGSL Investments recorded a deferred tax liability of $4.7 million and $3.4 million, respectively, which is included within Accrued expenses and other liabilities in the Condensed Consolidated Statements of Assets and Liabilities.
For the three and six months ended June 30, 2026, BGSL Investments recorded a current tax expense of $0.2 million and $0.2 million, respectively, which was substantially related to realized gains associated with the sale of an investment in a partnership interest and is included in the current tax expense on realized gains in the Condensed Consolidated Statements of Operations.
For the three and six months ended June 30, 2025, BGSL Investments recorded a current tax expense of $0.1 million and $0.7 million, respectively, which was substantially related to realized gains associated with the sale of an investment in a partnership interest and is included in the current tax expense on realized gains in the Condensed Consolidated Statements of Operations.

Net Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net change in unrealized gain (loss) on investments	$(133,383)	$(8,318)	$(290,994)	$(49,073)
Net change in unrealized gain (loss) on derivative instruments	(1,777)	(3,126)	1,166	(5,047)
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(148)	438	(883)	720
Income tax (provision) benefit	(1,194)	(294)	(686)	(1,774)
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	$(136,502)	$(11,300)	$(291,397)	$(55,174)
For the three months ended June 30, 2026, the net change in unrealized depreciation, net of income tax provision, was $136.5 million, compared to $11.3 million for the same period in the prior year. The increase in losses was primarily driven by net unrealized losses on investments of $133.4 million, which were mainly attributable to declines in the fair value of certain debt investments. The fair value of our debt investments as a percentage of principal, decreased by 1.0% for the three months ended June 30, 2026, driven primarily by changes in certain portfolio company fundamentals and broader economic conditions.
In addition, we recorded net unrealized losses of $1.8 million on derivative instruments, primarily resulting from fluctuations in the CAD and GBP exchange rates vs. USD.
For the six months ended June 30, 2026, the net change in unrealized depreciation, net of income tax provision, was $291.4 million, compared to $55.2 million for the same period in the prior year. The increase in losses was primarily driven by net unrealized losses on investments of $291.0 million, which were mainly attributable to declines in the fair value of certain debt investments. The fair value of our debt investments as a percentage of principal, decreased by 2.0% for the six months ended June 30, 2026, driven primarily by changes in certain portfolio company fundamentals and broader economic conditions.
In addition, we recorded net unrealized losses of $0.9 million on translation of assets and liabilities in foreign currencies, primarily attributable to fluctuations in the EUR and GBP exchange rates vs. USD.
Partially offsetting this depreciation for the six months ended June 30, 2026 were net unrealized gains of $1.2 million on derivative instruments, primarily resulting from fluctuations in the CAD, SEK and GBP exchange rates vs. USD.
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net realized gain (loss) on investments	$(41,447)	$(1,230)	$(40,286)	$7,295
Net realized gain (loss) on derivative instruments	3,554	(7,673)	5,396	(9,727)
Net realized gain (loss) on foreign currency transactions	10,244	(541)	8,466	(1,528)
Current tax expense on realized gains	(148)	(116)	(148)	(712)
Net realized gain (loss), net of tax expense	$(27,797)	$(9,560)	$(26,572)	$(4,672)
For the three months ended June 30, 2026, the net realized loss, net of tax expense, was $27.8 million, compared to $9.6 million for the same period in the prior year. The decrease was primarily driven by net realized losses on investments of $41.4 million for the three months ended June 30, 2026, compared to $1.2 million for the same period in the prior year, mainly driven by the restructuring of certain debt investments and full or partial sales and repayments of investments.

Partially offsetting these losses for the three months ended June 30, 2026 were realized gains of $10.2 million and $3.6 million on foreign currency transactions and derivative instruments, respectively. The net realized gains on foreign currency transactions were primarily driven by fluctuations in the EUR exchange rate vs. USD and the net realized gains on derivative instruments were primarily a result of the settlement of foreign currency derivative transactions, mainly USD vs. CAD and GBP forwards.
For the six months ended June 30, 2026, the net realized loss, net of tax expense, was $26.6 million, compared to $4.7 million for the same period in the prior year. The decrease was primarily driven by realized losses on investments of $40.3 million for the six months ended June 30, 2026, compared to a $7.3 million gain for the same period in the prior year, mainly driven by the restructuring of certain debt investments, the full or partial sales and repayments of investments.
Partially offsetting these losses for the six months ended June 30, 2026 were net realized gains of $8.5 million and $5.4 million on foreign currency transactions and derivative instruments, respectively. The net realized gains on foreign currency transactions were primarily driven by fluctuations in the EUR and GBP exchange rates vs. USD and the net realized gains on derivative instruments were primarily a result of the settlement of foreign currency derivative transactions, mainly USD vs. EUR and CAD forwards.
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
As of June 30, 2026 and December 31, 2025, our debt consisted of asset based leverage facilities, a revolving credit facility, unsecured note issuances and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of June 30, 2026 and December 31, 2025, we had an aggregate amount of $7.6 billion and $8.1 billion of senior securities outstanding, respectively, and our asset coverage ratio was 178.0% and 177.1%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we expect to be required to fund. From time to time we may also repurchase our outstanding debt. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.
Cash and cash equivalents (excluding restricted cash) of $183.4 million as of June 30, 2026, taken together with our $2.8 billion of unused capacity under our credit facilities (subject to borrowing base availability, $2.6 billion is available to borrow) is expected to be sufficient for our investing activities and to conduct our operations in the near term. Additionally, we held $81.5 million of Level 1 and Level 2 investments as of June 30, 2026.

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
As of June 30, 2026, we had $267.2 million in cash and cash equivalents (including restricted cash). During the six months ended June 30, 2026, cash provided by operating activities was $810.2 million, primarily due to proceeds from sales of investments and principal repayments of $1.2 billion and the adjustment for net unrealized depreciation of investments to net assets resulting from operations of $291.0 million, partially offset by purchases of investments of $636.6 million. Cash used in financing activities was $828.1 million during the period, which was primarily as a result of dividends paid in cash of $340.6 million and net repayments on debt of $481.8 million.
Equity
We also access liquidity through our “at-the-market” offering program (the “ATM Program”), pursuant to which we may sell, from time to time, additional Common Shares. No Common Shares were issued for the six months ended June 30, 2026, other than those issued through the Company's dividend reinvestment plan (the “DRIP”). As of June 30, 2026, $557.4 million of Common Shares were available for issuance under the ATM Program.
For additional information on our ATM Program, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements —Note 9. Net Assets.”
Distributions
The following table summarizes our distributions declared and payable for the six months ended June 30, 2026 (dollar amounts in thousands, except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 25, 2026	March 31, 2026	April 24, 2026	$0.7700	$178,855
May 7, 2026	June 30, 2026	July 24, 2026	0.7700	179,142
Total distributions			$1.5400	$357,997
With respect to distributions, we have adopted an “opt out” DRIP for shareholders. As a result, in the event of a declared cash distribution or other distribution, each shareholder that has not “opted out” of the DRIP will have their dividends or distributions automatically reinvested in additional shares rather than receiving cash distributions. Shareholders who receive distributions in the form of shares will be subject to the same U.S. federal, state and local tax consequences as if they received cash distributions.
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
For the three and six months ended June 30, 2026, the Company did not repurchase any of its Common Shares under the 10b-18 Plan.
For additional information on our share repurchase plan, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements —Note 9. Net Assets.”

Borrowings
As of June 30, 2026 and December 31, 2025, we had an aggregate principal amount of $7.6 billion and $8.1 billion, respectively, of debt outstanding.
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of June 30, 2026 and December 31, 2025, we had unfunded commitments, including delayed draw term loans and revolvers with an aggregate principal amount of $1.4 billion and $1.8 billion, respectively.
Additionally, from time to time, the Advisers and their affiliates may commit to an investment on behalf of the investment vehicles they manage, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of June 30, 2026 and December 31, 2025, we estimate that $98.3 million and $151.8 million, respectively, of investments were committed but not yet funded.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of June 30, 2026, management is not aware of any material pending legal proceedings.
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
See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”

Recent Developments
Macroeconomic Environment
The six months ended June 30, 2026 were characterized by volatility and uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, and ongoing political and regulatory uncertainty, as well as geopolitical instability stemming from the conflicts in Ukraine and Iran and escalating conflicts in other parts of the Middle East.
Despite ongoing uncertainty relating to geopolitical conditions, the path of interest rates and artificial intelligence disruption in certain sectors, the economic backdrop has remained constructive. Nevertheless, inflation has remained above the U.S. Federal Reserve’s target level and interest rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023. Following three consecutive rate cuts in 2025, the U.S. Federal Reserve held interest rates steady since December 2025 and for the first half of 2026 and noted, among other matters, that it would continue to assess and monitor incoming information in considering additional adjustments. While our business model benefits from elevated interest rates which, all else being equal, correlate to increases in our net income, higher borrowing costs may strain our existing portfolio companies, potentially leading to nonperformance. Rising interest rates can dampen consumer spending and slow corporate profit growth, negatively impacting our portfolio companies, particularly those vulnerable to economic downturns or recessions. While further interest rate hikes are not expected at this time, any renewed increases could lead to a rise in non-performing assets and decline in portfolio value if investment write-downs become necessary. Additionally, adverse economic conditions may erode the value of collateral securing some of our loans and reduce the value of our equity investments. It remains difficult to predict the full impact of recent and any future changes with respect to interest rates or inflation.
Further contributing to economic uncertainty, the current U.S. presidential administration has taken substantial actions with respect to international trade policy, including seeking to renegotiate certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In February 2026, the U.S. Supreme Court ruled that many of the tariffs recently imposed by the U.S. government exceeded its authority, thereby invalidating many, but not all, of such tariffs. Subsequent to the U.S. Supreme Court’s ruling, the U.S. presidential administration raised potential alternative means through which the administration could impose tariffs and has imposed new tariffs in July 2026. Such uncertainty and/or tariffs or counter-measures could further increase costs, decrease margins, reduce the competitiveness of products and services offered by our portfolio companies and adversely affect the revenues and profitability of our portfolio companies whose businesses rely on imported goods. Meanwhile, substantial reductions in government spending could negatively affect certain of our portfolio companies that rely on government contracts, destabilize the U.S. government contracting market and harm our ability to generate expected returns. Additionally, changes in the regulation or enforcement of bank lending and capital requirements could have material and adverse effects on the private credit market. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and adversely affect the Company, its portfolio companies or their respective financial performance.
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
As of June 30, 2026, 99.3% of our performing debt investments based on fair value in our portfolio were at floating rates. Based on our Condensed Consolidated Statements of Assets and Liabilities as of June 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$397,763	$(71,393)	$326,370
Up 200 basis points	265,175	(47,595)	217,580
Up 100 basis points	132,588	(23,798)	108,790
Down 100 basis points	(132,588)	23,798	(108,790)
Down 200 basis points	(264,396)	47,595	(216,801)
Down 300 basis points	(382,834)	71,392	(311,442)
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
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are (a) effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
For the three and six months ended June 30, 2026, the Company did not repurchase any of its Common Shares under the 10b-18 Plan.
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

4.1
Eleventh Supplemental Indenture, dated as of May 21, 2026, relating to the 5.900% Notes due 2031, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 21, 2026).

4.2	Form of 5.900% Notes due 2031 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 21, 2026).

10.1	Fifth Amendment to the Second Amended and Restated Credit Agreement, dated May 21, 2026 by and between Big Sky Funding and Bank of America, N.A., as lender and administrative agent.*

10.2
Sixth Amendment to the Amended and Restated Loan and Security Agreement among Jackson Hole Funding, the Company, the lenders party thereto, Citibank, N.A., Virtus Group, LP and JPMorgan Chase Bank, National Association, dated March 3, 2026.*

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

Blackstone Secured Lending Fund

Date:	August 6, 2026	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2026	/s/ Teddy Desloge
Teddy Desloge
Chief Financial Officer
(Principal Financial Officer)