Form 10-Q
period 2026-09-30
Blackstone Secured Lending Fund
filed 2026-11-04
CIK 1736035

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐   NO  ☒
As of November 2, 2026, the Registrant had 233,284,585 common shares of beneficial interest (“Common Shares”), $0.001 par value per share, outstanding.

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

WEBSITE DISCLOSURE
We use our website (www.bxsl.com) as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings and public conference calls, and webcasts. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Contact Us” section of our website at https://ir.bxsl.com. The contents of our website and any alerts are not, however, a part of this report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
Blackstone Secured Lending Fund
Condensed Consolidated Statements of Assets and Liabilities
(in thousands, except share and per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (cost of $12,878,813 and $14,349,416, respectively)	$12,597,605	$14,167,499
Non-controlled/affiliated investments (cost of $371,307 and $38,551, respectively)	348,629	39,795
Total investments at fair value (cost of $13,250,120 and $14,387,967, respectively)	12,946,234	14,207,294
Cash and cash equivalents (restricted cash of $38,800 and $89,406, respectively)	142,529	289,605
Interest receivable from non-controlled/non-affiliated investments	100,428	105,695
Interest receivable from non-controlled/affiliated investments	1,781	10
Receivable from broker	10,233	11,286
Deferred financing costs	21,285	19,753
Receivable for investments	13,720	3,187
Derivative assets at fair value (Note 6)	5,745	19,633
Total assets	$13,241,955	$14,656,463
LIABILITIES
Debt (net of unamortized debt issuance costs of $46,470 and $39,900, respectively)	$7,036,026	$8,080,129
Payable for investments	260	2,172
Due to affiliates	4,580	4,817
Management fees payable (Note 3)	33,788	36,141
Income based incentive fees payable (Note 3)	16,835	26,400
Capital gains based incentive fees payable (Note 3)	—	—
Interest payable	67,258	61,952
Derivative liabilities at fair value (Note 6)	—	—
Distribution payable (Note 9)	179,387	178,616
Board of Trustees’ fees payable	310	289
Accrued expenses and other liabilities	19,930	20,772
Total liabilities	7,358,374	8,411,288
Commitments and contingencies (Note 8)
NET ASSETS
Common Shares, $0.001 par value (unlimited shares authorized; 232,970,063 and 231,969,058 shares issued and outstanding, respectively)	233	232
Additional paid in capital	6,071,964	6,047,750
Distributable earnings (loss)	(188,616)	197,193
Total net assets	5,883,581	6,245,175
Total liabilities and net assets	$13,241,955	$14,656,463
NET ASSET VALUE PER SHARE	$25.25	$26.92
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$294,145	$327,649	$894,878	$984,097
Payment-in-kind interest income	17,352	28,934	58,858	71,630
Dividend income	7	801	27	850
Other income	307	285	2,567	2,509
From non-controlled/affiliated investments:
Interest income	2,528	303	2,827	624
Payment-in-kind interest income	842	585	1,963	1,415
Total investment income	315,181	358,557	961,120	1,061,125
Expenses:
Interest expense	98,942	94,691	300,181	279,954
Management fees (Note 3)	33,788	34,959	105,436	103,860
Income based incentive fees (Note 3)	16,835	31,254	20,818	100,273
Capital gains based incentive fees (Note 3)	—	—	—	—
Professional fees	1,114	1,402	3,374	3,530
Board of Trustees’ fees	310	282	911	881
Administrative service expenses (Note 3)	1,167	766	3,349	2,476
Other general and administrative expenses	1,564	1,497	4,385	3,780
Total expenses before tax expense	153,720	164,851	438,454	494,754
Net investment income before tax expense	161,461	193,706	522,666	566,371
Excise and other tax expense	3,325	4,232	11,830	12,199
Net investment income after tax expense	158,136	189,474	510,836	554,172
Realized and unrealized gain (loss):
Net change in unrealized appreciation (depreciation):
Non-controlled/non-affiliated investments	207,809	(39,814)	(75,491)	(88,037)
Non-controlled/affiliated investments	(16,229)	(319)	(23,923)	(1,169)
Derivative instruments (Note 6)	740	3,506	1,906	(1,541)
Translation of assets and liabilities in foreign currencies	(63)	405	(946)	1,125
Income tax (provision) benefit	(2,196)	(101)	(2,882)	(1,875)
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	190,061	(36,323)	(101,336)	(91,497)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net realized gain (loss):
Non-controlled/non-affiliated investments	$(234,905)	$(9,270)	$(280,751)	$(1,977)
Non-controlled/affiliated investments	—	—	5,559	—
Derivative instruments (Note 6)	281	(53)	5,678	(9,780)
Foreign currency transactions	3,893	(11,558)	12,359	(13,085)
Current tax expense on realized gains	(623)	167	(770)	(545)
Net realized gain (loss), net of tax expense	(231,354)	(20,714)	(257,925)	(25,387)
Net realized and change in unrealized gain (loss)	(41,293)	(57,037)	(359,261)	(116,884)
Net increase (decrease) in net assets resulting from operations	$116,843	$132,437	$151,575	$437,288
Net investment income per share (basic and diluted)	$0.68	$0.82	$2.20	$2.43
Earnings (loss) per share (basic and diluted)	$0.50	$0.57	$0.65	$1.91
Weighted average shares outstanding (basic and diluted)	232,890,548	230,462,792	232,553,292	228,424,998
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Changes in Net Assets
(in thousands)
(Unaudited)

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, June 30, 2026	$233	$6,064,572	$(126,072)	$5,938,733
Issuance of Common Shares, net of offering and underwriting costs	—	—	—	—
Reinvestment of dividends (1)	—	7,392	—	7,392
Net investment income after tax expense	—	—	158,136	158,136
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	—	—	190,061	190,061
Net realized gain (loss), net of tax expense	—	—	(231,354)	(231,354)
Dividends declared and payable from net investment income	—	—	(179,387)	(179,387)
Balance, September 30, 2026	$233	$6,071,964	$(188,616)	$5,883,581

	Par Amount	Additional Paid in Capital	Distributable Earnings (Loss)	Total Net Assets
Balance, December 31, 2025	$232	$6,047,750	$197,193	$6,245,175
Issuance of Common Shares, net of offering and underwriting costs	—	—	—	—
Reinvestment of dividends	1	24,214	—	24,215
Net investment income after tax expense	—	—	510,836	510,836
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	—	—	(101,336)	(101,336)
Net realized gain (loss), net of tax expense	—	—	(257,925)	(257,925)
Dividends declared and payable from net investment income	—	—	(537,384)	(537,384)
Balance, September 30, 2026	$233	$6,071,964	$(188,616)	$5,883,581
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

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$151,575	$437,288
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	99,414	89,206
Net change in unrealized (appreciation) depreciation on derivative instruments	(1,906)	1,541
Net change in unrealized (appreciation) depreciation on translation of assets and liabilities in foreign currencies	946	(1,125)
Net realized (gain) loss on investments	275,192	1,977
Net change due to hedging activity	787	(814)
Net realized (gain) loss on foreign currency transactions	(12,359)	13,085
Net accretion of discount and amortization of premium	(36,883)	(41,004)
Payment-in-kind interest capitalized	(61,434)	(73,386)
Amortization of deferred financing costs	4,858	4,204
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	13,327	11,029
Purchases of investments	(884,993)	(2,227,166)
Proceeds from sale of investments and principal repayments	1,856,503	1,600,101
Changes in operating assets and liabilities:
Interest receivable	3,496	6,846
Receivable for investments	(10,533)	(14,271)
Derivative instruments, net	(99,892)	(13,193)
Receivable from broker	1,053	(6,368)
Payable for investments	(1,912)	(13,614)
Due to affiliates	(237)	(2,353)
Management fees payable	(2,353)	2,654
Income based incentive fees payable	(9,565)	(7,454)
Capital gains based incentive fees payable	—	—
Interest payable	5,306	4,409
Accrued expenses and other liabilities	(821)	(585)
Net cash provided by (used in) operating activities	1,289,569	(228,993)
Cash flows from financing activities:
Borrowings on debt	2,730,858	1,727,066
Repayments on debt	(3,644,323)	(1,228,031)
Deferred financing costs paid	(6,376)	(3,558)
Debt issuance costs paid	(2,925)	(2,402)
Dividends paid in cash	(512,399)	(507,195)
Proceeds from issuance of Common Shares, net of offering and underwriting costs	—	274,453
Net cash provided by (used in) financing activities	(1,435,165)	260,333
Net increase (decrease) in cash and cash equivalents	(145,596)	31,340
Effect of foreign exchange rate changes on cash and cash equivalents	(1,480)	(11,055)
Cash and cash equivalents (including restricted cash), beginning of period	289,605	229,606
Cash and cash equivalents (including restricted cash), end of period	$142,529	$249,891
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Supplemental information and non-cash activities:
Interest paid during the period	$294,681	$278,653
Distribution payable	179,387	177,837
Reinvestment of distributions during the period	24,215	15,984
Accrued but unpaid debt issuance costs	844	250
Excise and other taxes paid	16,026	15,076
The accompanying notes are an integral part of these condensed consolidated financial statements.

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt
First Lien Debt - non-controlled/non-affiliated
Aerospace & Defense
Corfin Holdings, Inc.	(4)(10)	SOFR +	5.25%	9.25%	2/5/2020	12/27/2027		$259,218	$258,596	$259,218	4.41%
Corfin Holdings, Inc.	(4)(5)(10)	SOFR +	5.25%	9.25%	1/10/2025	12/27/2027		1,552	1,546	1,552	0.03
Frontgrade Technologies Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.84%	1/9/2023	1/9/2030		2,452	2,417	2,359	0.04
Frontgrade Technologies Holdings, Inc.	(4)(5)(10)	SOFR +	5.00%	8.73%	3/18/2025	1/9/2030		352	350	341	0.01
Frontgrade Technologies Holdings, Inc.	(4)(5)(10)	SOFR +	5.00%	8.75%	7/7/2025	1/9/2030		91	91	88	0.00
Horizon CTS Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.57%	3/28/2025	3/29/2032		1,376	1,365	1,354	0.02
MAG DS Corp.	(11)	SOFR +	5.00%	9.17%	4/1/2020	4/1/2027		78,025	77,457	77,889	1.32
Magneto Components BuyCo, LLC	(4)(7)(10)	SOFR +	5.75%	9.65%	12/5/2023	12/5/2030		33,352	32,794	33,352	0.57
West Star Aviation Acquisition, LLC	(4)(5)(10)	SOFR +	4.50%	8.40%	5/20/2025	5/20/2032		2,131	2,118	2,131	0.04
West Star Aviation Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.40%	5/20/2025	5/20/2032		433	429	433	0.01
									377,163	378,717	6.45
Air Freight & Logistics
Auctane, Inc.	(4)(10)	SOFR +	5.75%	9.51%	6/1/2026	6/1/2033		281,570	275,789	278,754	4.74
ENV Bidco, AB	(4)(5)(6)(10)	SOFR +	5.00%	9.07%	12/12/2024	7/30/2029		1,115	1,105	1,115	0.02
ENV Bidco, AB	(4)(5)(6)(7)(8)	E +	5.00%	7.59%	12/12/2024	7/30/2029	EUR	1,337	1,359	1,510	0.03
Mode Purchaser, Inc.	(4)(11)	SOFR +	6.25%	10.14%	12/9/2019	12/9/2027		138,170	137,961	125,043	2.13
Mode Purchaser, Inc.	(4)(5)(11)	SOFR +	6.25%	10.14%	2/4/2022	12/9/2027		3,944	3,918	3,569	0.06
R1 Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.75%	10.57%	12/30/2022	12/29/2028		1,263	1,249	1,171	0.02
RWL Holdings, LLC	(4)(10)	SOFR +	5.75%	9.97%	12/13/2021	12/31/2028		29,477	29,289	28,740	0.49
RWL Holdings, LLC	(4)(5)(10)	SOFR +	5.75%	9.97%	2/20/2026	12/31/2028		1,356	1,345	1,322	0.02
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	7.00%	10.76% PIK	11/27/2024	5/27/2030		2,274	2,274	2,069	0.04
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	10.00%	13.76% PIK	11/27/2024	11/27/2029		773	767	773	0.01
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	10.50%	14.26% (incl. 9.50% PIK)	11/10/2025	11/27/2029		175	174	175	0.00
SEKO Global Logistics Network, LLC	(4)(5)(11)	SOFR +	10.50%	14.26%	11/10/2025	11/27/2029		91	91	91	0.00
									455,321	444,332	7.56

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Biotechnology
Axsome Therapeutics, Inc.	(4)(5)(6)(10)	SOFR +	4.75%	8.82%	5/6/2025	5/8/2030		$11,740	$11,655	$11,740	0.20%
Axsome Therapeutics, Inc.	(4)(5)(6)(7)(10)	SOFR +	4.00%	8.07%	5/6/2025	5/8/2030		6,848	6,814	6,848	0.12
MannKind Corp.	(4)(6)(7)(14)	SOFR +	5.00%	8.74%	8/6/2025	8/6/2030		138,898	136,970	138,537	2.35
									155,439	157,125	2.67
Building Products
Fencing Supply Group Acquisition, LLC	(4)(11)	SOFR +	6.00%	10.00%	2/26/2021	2/26/2029		53,997	53,883	51,162	0.87
Jacuzzi Brands, LLC	(4)(5)(10)	SOFR +	6.25%	10.01%	2/25/2019	5/25/2028		11,318	11,278	11,092	0.19
Jacuzzi Brands, LLC	(4)(10)	SOFR +	6.25%	10.01%	2/25/2019	5/25/2028		77,867	77,740	76,310	1.30
L&S Mechanical Acquisition, LLC	(4)(7)(10)	SOFR +	6.25%	10.09%	9/1/2021	12/1/2028		14,783	14,729	10,791	0.18
Windows Acquisition Holdings, Inc.	(4)(5)(11)	SOFR +	6.50%	10.72%	12/29/2020	12/29/2026		52,750	52,710	41,145	0.70
									210,340	190,500	3.24
Capital Markets
AR Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.00%	8.73%	7/21/2026	7/21/2033	GBP	4,673	6,181	6,120	0.10
Chemicals
DCG Acquisition Corp.	(4)(7)(10)	SOFR +	5.00%	9.07%	6/13/2024	6/13/2031		39,719	39,425	38,270	0.65
Commercial Services & Supplies
Bazaarvoice, Inc.	(4)(7)(8)	SOFR +	4.50%	8.66%	5/7/2021	5/7/2029		238,337	238,337	237,646	4.04
CFS Brands, LLC	(4)(7)(11)	SOFR +	5.25%	9.15%	12/20/2024	10/2/2030		137,062	135,417	137,062	2.33
Divisions Holding Corp.	(4)(5)(7)(10)	SOFR +	4.50%	8.57%	4/17/2025	4/17/2032		1,636	1,622	1,619	0.03
ELK Bidco, Inc.	(4)(5)(7)(9)	SOFR +	4.50%	8.40%	6/13/2025	6/14/2032		17,807	17,713	17,647	0.30
EMB Purchaser, Inc.	(4)(10)	SOFR +	4.50%	8.36%	3/13/2025	3/12/2032		27,109	26,898	26,567	0.45
EMB Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.57%	3/13/2025	3/12/2032		13,456	13,340	13,129	0.22
EMB Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.26%	3/13/2025	3/12/2032		878	853	813	0.01
FusionSite Midco, LLC	(4)(11)	SOFR +	5.50%	9.84%	4/30/2025	11/17/2029		57,102	56,637	55,674	0.95
FusionSite Midco, LLC	(4)(5)(11)	SOFR +	5.50%	9.84%	4/30/2025	11/17/2029		18,551	18,380	18,087	0.31
FusionSite Midco, LLC	(4)(5)(7)(11)	SOFR +	5.50%	9.51%	4/30/2025	11/17/2029		2,919	2,845	2,744	0.05
Gatekeeper Systems, Inc.	(4)(10)	SOFR +	5.00%	8.90%	8/27/2024	8/28/2030		43,668	43,241	42,249	0.72
Gatekeeper Systems, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.90%	8/27/2024	8/28/2030		3,315	3,245	3,104	0.05
Gorilla Investor, LLC	(4)(10)	SOFR +	5.00%	9.07%	9/26/2024	9/30/2031		24,256	23,910	24,013	0.41
Ground Penetrating Radar Systems, LLC	(4)(10)	SOFR +	4.50%	8.57%	1/2/2025	1/2/2032		2,921	2,899	2,914	0.05
Ground Penetrating Radar Systems, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.57%	1/2/2025	1/2/2032		71	67	69	0.00
Ground Penetrating Radar Systems, LLC	(4)(5)(10)	SOFR +	4.50%	8.57%	5/8/2026	1/2/2032		898	869	896	0.02

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Commercial Services & Supplies (continued)
Iris Buyer, LLC	(4)(11)	SOFR +	5.00%	8.82%	10/2/2023	10/2/2031		$25,003	$24,604	$25,003	0.42%
Iris Buyer, LLC	(4)(5)(11)	SOFR +	5.00%	9.07%	10/2/2023	10/2/2031		2,357	2,324	2,357	0.04
Iris Buyer, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.07%	2/4/2025	10/2/2031		5,123	5,019	5,123	0.09
Iris Buyer, LLC	(4)(11)	SOFR +	5.00%	9.07%	8/19/2025	10/2/2031		1,012	1,003	1,012	0.02
Iris Buyer, LLC	(4)(7)(11)	SOFR +	5.00%	9.07%	7/15/2026	10/2/2031		3,666	3,626	3,661	0.06
ISQ Hawkeye Holdco, Inc.	(4)(5)(10)	SOFR +	4.00%	7.94%	1/30/2026	8/20/2031		988	975	976	0.02
ISQ Hawkeye Holdco, Inc.	(4)(5)(7)(10)	SOFR +	4.00%	7.94%	1/30/2026	8/20/2030		37	36	36	0.00
ISQ Hawkeye Holdco, Inc.	(4)(5)(10)	SOFR +	4.00%	7.94%	1/30/2026	8/20/2031		24	24	24	0.00
Java Buyer, Inc.	(4)(10)	SOFR +	4.75%	8.82%	2/6/2026	12/15/2030		9,902	9,814	9,902	0.17
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.82%	2/6/2026	12/15/2030		1,348	1,326	1,348	0.02
Java Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.82%	2/6/2026	12/15/2030		343	327	343	0.01
JSS Holdings, Inc.	(4)(10)	SOFR +	5.00%	9.07%	12/17/2020	11/8/2031		294,589	292,637	294,589	5.01
JSS Holdings, Inc.	(4)(5)(10)	SOFR +	5.00%	9.07%	12/29/2021	11/8/2031		5,088	5,050	5,088	0.09
JSS Holdings, Inc.	(4)(7)(10)	SOFR +	5.00%	9.07%	11/8/2024	11/8/2031		32,171	31,857	32,111	0.55
Jupiter Purchaser, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.07%	6/5/2026	11/8/2031		3,341	3,341	3,341	0.06
Knowledge Pro Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.72%	12/10/2021	12/10/2029		10,024	9,964	9,791	0.17
Knowledge Pro Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.72%	12/10/2021	12/10/2029		1,377	1,366	1,344	0.02
KPSKY Acquisition, Inc.	(4)(10)(18)	SOFR +	5.50%	9.42%	10/19/2021	10/19/2028		19,647	19,532	17,388	0.30
KPSKY Acquisition, Inc.	(4)(5)(10)(18)	SOFR +	5.50%	9.36%	10/19/2021	10/19/2028		2,263	2,250	2,002	0.03
Minerva Bidco, Ltd.	(4)(5)(6)(8)	S +	4.25%	7.98%	7/29/2025	11/7/2030	GBP	4,812	6,371	6,332	0.11
Onex Baltimore Buyer, Inc.	(4)(10)(18)	SOFR +	5.27%	9.18%	12/1/2021	4/29/2033		10,804	10,748	10,804	0.18
Onex Baltimore Buyer, Inc.	(4)(7)(10)(18)	SOFR +	4.75%	8.65%	12/1/2021	4/29/2033		21,970	21,798	21,970	0.37
RailPros Parent, LLC	(4)(5)(7)(10)	SOFR +	4.25%	8.01%	5/22/2025	5/24/2032		398	395	398	0.01
RailPros Parent, LLC	(4)(5)(7)(10)	SOFR +	4.25%	8.01%	5/22/2025	5/24/2032		37	36	37	0.00
SIQ Holdings III Corp.	(4)(10)	SOFR +	4.75%	8.82%	12/19/2025	12/20/2032		14,888	14,755	14,813	0.25
SIQ Holdings III Corp.	(4)(5)(7)(10)	SOFR +	4.75%	8.48%	12/19/2025	12/20/2032		2,978	2,907	2,928	0.05
TEI Intermediate, LLC	(4)(10)	SOFR +	5.25%	9.32% (incl. 2.88% PIK)	12/13/2024	12/15/2031		26,559	26,367	26,559	0.45
TEI Intermediate, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.83%	12/13/2024	12/15/2031		6,807	6,725	6,807	0.12
Veregy Consolidated, Inc.	(4)(7)(10)	SOFR +	4.25%	8.04%	4/16/2025	4/16/2031		27,418	27,229	27,374	0.47
Veregy Consolidated, Inc.	(4)(5)(10)	SOFR +	4.25%	8.02%	4/16/2025	4/16/2031		2,429	2,416	2,429	0.04
									1,121,095	1,120,123	19.07

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Construction & Engineering
Consor Intermediate II, LLC	(4)(7)(10)	SOFR +	4.50%	8.57%	5/10/2024	5/12/2031	$6,974	$6,927	$6,970	0.12%
GFT Infrastructure, Inc.	(4)(10)	SOFR +	4.50%	8.24%	8/5/2024	8/5/2030	63,967	63,360	63,647	1.08
GFT Infrastructure, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.40%	8/5/2024	8/5/2030	2,079	2,019	2,048	0.03
Pave America Holding, LLC	(4)(7)(10)	SOFR +	5.25%	9.32% (incl. 2.88% PIK)	8/29/2025	8/27/2032	17,061	16,911	16,865	0.29
Pave America Holding, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.82%	8/29/2025	8/27/2032	1,858	1,827	1,821	0.03
Saber Power Services, LLC	(4)(7)(10)	SOFR +	5.00%	9.17%	10/21/2025	10/21/2031	45,808	45,750	46,266	0.79
SAFEbuilt, LLC	(4)(7)(10)	SOFR +	5.00%	8.90%	1/8/2026	1/8/2032	20,304	20,304	20,139	0.34
SAFEbuilt, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.90%	1/8/2026	1/8/2032	512	510	487	0.01
								157,608	158,243	2.69
Consumer Staples Distribution & Retail
Crumbl Enterprises, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.57%	4/30/2025	5/5/2032	1,481	1,468	1,401	0.02
Containers & Packaging
Ascend Buyer, LLC	(4)(7)(10)	SOFR +	5.25%	9.32%	9/30/2021	9/30/2030	1,995	1,975	1,975	0.03
Ascend Buyer, LLC	(4)(5)(10)	SOFR +	5.25%	9.32%	3/20/2025	9/30/2030	20,091	19,953	19,860	0.34
Ascend Buyer, LLC	(4)(5)(10)	SOFR +	5.25%	9.32%	9/1/2026	9/30/2030	1,587	1,575	1,571	0.03
								23,503	23,406	0.40
Distributors
BP Purchaser, LLC	(4)(10)	SOFR +	7.50%	11.71% (incl. 1.00% PIK)	12/10/2021	12/11/2028	7,485	7,441	6,512	0.11
Genuine Cable Group, LLC	(4)(10)	SOFR +	5.25%	9.25%	11/1/2021	12/31/2027	163,491	163,256	163,491	2.78
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	7.00%	10.88% (incl. 3.25% PIK)	12/31/2021	6/23/2028	5,150	5,124	4,377	0.07
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	7.25%	11.13% (incl. 3.25% PIK)	11/1/2022	6/23/2028	1,646	1,632	1,408	0.02
Marcone Yellowstone Buyer, Inc.	(4)(5)(10)	SOFR +	7.00%	10.88% (incl. 3.25% PIK)	12/31/2021	6/23/2028	1,657	1,652	1,417	0.02
NDC Acquisition Corp.	(4)(7)(11)	SOFR +	5.25%	9.15%	3/9/2021	3/9/2028	15,184	15,121	15,060	0.26
PT Intermediate Holdings III, LLC	(4)(10)	SOFR +	4.75%	8.82%	4/9/2024	4/9/2030	63,469	63,379	63,469	1.08
								257,605	255,734	4.34

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Diversified Consumer Services
American Restoration Holdings, LLC	(4)(11)	SOFR +	5.00%	9.17%	7/19/2024	7/24/2030		$4,567	$4,509	$3,836	0.07%
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	9.17%	7/19/2024	7/24/2030	1,360		1,343	1,142	0.02
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	9.17%	7/19/2024	7/24/2030	1,753		1,732	1,472	0.03
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	9.17%	7/19/2024	7/24/2030	3,523		3,478	2,959	0.05
American Restoration Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.17%	2/19/2025	7/24/2030	3,809		3,766	2,488	0.04
American Restoration Holdings, LLC	(4)(5)(11)	SOFR +	5.00%	9.17%	10/15/2025	7/24/2030	588		584	494	0.01
Barbri Holdings, Inc.	(4)(10)	SOFR +	4.75%	8.79%	12/20/2024	4/30/2030	79,618		79,141	78,025	1.33
Cambium Learning Group, Inc.	(4)(7)(10)	SOFR +	5.50%	9.33%	7/20/2021	7/20/2028	281,009		280,286	261,338	4.44
DTA Intermediate II, Ltd.	(4)(11)	SOFR +	5.25%	9.32%	3/27/2024	3/27/2030	42,431		41,938	42,431	0.72
DTA Intermediate II, Ltd.	(4)(7)(11)	SOFR +	5.25%	9.23%	3/27/2024	3/27/2030	10,713		10,484	10,713	0.18
DTA Intermediate II, Ltd.	(4)(5)(11)	S +	5.25%	8.98%	9/18/2025	3/27/2030	GBP	17,064	22,762	22,625	0.38
Endeavor Schools Holdings, LLC	(4)(11)(17)	SOFR +	6.25%	9.98%	7/18/2023	7/18/2029	21,518		21,267	15,924	0.27
Endeavor Schools Holdings, LLC	(4)(5)(7)(11)(17)	SOFR +	6.25%	9.98%	7/18/2023	7/18/2029	5,588		5,521	2,019	0.03
Essential Services Holding Corp.	(4)(10)	SOFR +	5.25%	8.98%	6/17/2024	6/17/2031	11,823		11,745	10,789	0.18
Essential Services Holding Corp.	(4)(5)(7)(10)	SOFR +	5.25%	8.98%	6/17/2024	6/17/2030	632		623	506	0.01
GGG Midco, LLC	(4)(7)(10)	SOFR +	4.75%	8.57%	4/1/2026	4/1/2033	7,239		7,158	7,170	0.12
GGG Midco, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.52%	4/1/2026	4/1/2033	788		771	766	0.01
Go Car Wash Management Corp.	(4)(11)	SOFR +	5.75%	9.75%	10/12/2021	6/30/2028	21,873		21,818	21,436	0.36
Metrodora S.L.	(4)(5)(6)(8)	E +	4.00%	6.62%	8/7/2025	7/15/2032	EUR	91	105	103	0.00
Metrodora S.L.	(4)(5)(6)(8)	E +	4.00%	6.62%	8/7/2025	7/15/2032	EUR	37	43	42	0.00
Scientian 2 Spain, S.L.	(4)(5)(6)(8)	E +	4.00%	6.62%	8/7/2025	7/15/2032	EUR	107	123	120	0.00
Scientian France, SAS	(4)(5)(6)(8)	E +	4.00%	6.69%	8/7/2025	7/15/2032	EUR	235	272	265	0.00
Seahawk Bidco, LLC	(4)(11)	SOFR +	5.00%	9.07%	12/18/2024	12/19/2031	51,801		51,520	51,542	0.88
Seahawk Bidco, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.08%	12/18/2024	12/19/2030	1,251		1,227	1,232	0.02
Seahawk Bidco, LLC	(4)(5)(7)(11)	SOFR +	5.00%	9.07%	12/18/2024	12/19/2031	2,017		1,967	1,913	0.03
Summit Buyer, LLC	(4)(10)	SOFR +	5.00%	9.07%	5/31/2024	5/31/2031	11,717		11,641	11,278	0.19
Summit Buyer, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.07%	5/31/2024	5/31/2031	6,401		6,356	6,121	0.10
Summit Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.82%	5/9/2025	5/31/2031	520		507	286	0.00
									592,687	559,035	9.47

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Electric Utilities
Grid Alliance Partners, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.82%	7/1/2025	7/1/2032		$19,344	$19,182	$18,240	0.31%
Grid Alliance Partners, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.78%	7/1/2025	7/1/2030		894	871	730	0.01
									20,053	18,970	0.32
Electrical Equipment
Emergency Power Holdings, LLC	(4)(7)(11)	SOFR +	4.50%	8.57%	8/17/2021	8/17/2031		59,778	59,538	59,774	1.02
Griffon Bidco, Inc.	(4)(7)(10)	SOFR +	5.00%	9.07%	7/31/2025	7/31/2031		22,226	21,998	22,165	0.38
IEM New Sub 2, LLC	(4)(7)(9)	SOFR +	4.75%	8.82%	12/3/2025	12/3/2031		113,919	112,972	112,653	1.91
									194,508	194,592	3.31
Electronic Equipment, Instruments & Components
Albireo Energy, LLC	(4)(11)	SOFR +	5.75%	9.61%	2/5/2026	12/23/2029		75,931	75,759	75,931	1.29
Albireo Energy, LLC	(4)(11)	SOFR +	5.75%	9.61%	2/5/2026	12/23/2029		28,951	28,902	28,951	0.49
Albireo Energy, LLC	(4)(5)(7)(11)	SOFR +	5.75%	9.58%	2/5/2026	12/23/2029		13,617	13,295	13,617	0.23
Electro Switch Business Trust, LLC	(4)(10)	SOFR +	4.25%	8.32%	9/2/2025	9/2/2032		31,265	31,067	31,265	0.53
Electro Switch Business Trust, LLC	(4)(5)(7)(10)	P +	3.25%	10.25%	9/2/2025	9/2/2032		4,019	3,982	4,019	0.07
Electro Switch Business Trust, LLC	(4)(5)(10)	SOFR +	4.25%	8.32%	9/21/2026	9/2/2032		1,222	1,210	1,222	0.02
Guardian Bidco, Inc.	(4)(5)(7)(8)	SOFR +	5.25%	9.19%	9/2/2025	8/30/2032		5,307	5,259	5,299	0.09
Phoenix 1 Buyer Corp.	(4)(7)(10)	SOFR +	4.75%	8.48%	11/20/2023	11/20/2030		25,235	25,059	25,235	0.43
Spectrum Safety Solutions Purchaser, LLC	(4)(6)(7)(9)	SOFR +	4.50%	8.57%	7/1/2024	7/1/2031		39,397	38,862	39,397	0.67
									223,395	224,936	3.82
Energy Equipment & Services
LPW Group Holdings, Inc.	(4)(7)(11)	SOFR +	6.00%	9.83%	3/15/2024	3/14/2031		26,258	25,760	26,258	0.45
Financial Services
Carr Riggs & Ingram Capital, LLC	(4)(9)	SOFR +	4.25%	8.32%	11/18/2024	11/18/2031		7,332	7,278	7,295	0.12
Carr Riggs & Ingram Capital, LLC	(4)(5)(7)(9)	SOFR +	4.25%	8.32%	11/18/2024	11/18/2031		1,684	1,667	1,666	0.03
Carr Riggs & Ingram Capital, LLC	(4)(5)(7)(9)	SOFR +	4.25%	8.34%	11/18/2024	11/18/2031		781	768	772	0.01
DM Intermediate Parent, LLC	(4)(10)	SOFR +	5.00%	8.90%	9/30/2024	9/30/2030		17,903	17,724	17,903	0.30
DM Intermediate Parent, LLC	(4)(5)(10)	SOFR +	5.00%	8.90%	9/30/2024	9/30/2030		7,584	7,584	7,584	0.13
DM Intermediate Parent, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.90%	12/19/2025	9/30/2030		11,225	11,070	11,225	0.19
Harp Finco, Ltd.	(4)(5)(6)(8)	S +	5.00%	8.73%	3/27/2025	3/27/2032	GBP	14,508	18,495	19,235	0.33
More Cowbell II, LLC	(4)(7)(10)	SOFR +	4.25%	7.74%	9/3/2025	9/3/2030		7,817	7,708	7,807	0.13

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Financial Services (continued)
Papilio Bidco, Ltd.	(4)(5)(6)(8)	SOFR +	4.50%	8.34%	8/20/2026	8/27/2033		$14,242	$14,137	$14,135	0.24%
Papilio Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	4.75%	8.48%	8/20/2026	8/27/2033	GBP	1,770	2,373	2,313	0.04
Papilio Bidco, Ltd.	(4)(5)(6)(8)	E +	4.75%	7.45%	8/20/2026	8/27/2033	EUR	2,064	2,387	2,320	0.04
PKF O'Connor Davies Advisory, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.57%	11/15/2024	11/18/2031	1,166		1,155	1,166	0.02
Steward Partners Global Advisory, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.76%	8/14/2026	8/15/2033	2,941		2,899	2,899	0.05
									95,245	96,320	1.63
Ground Transportation
Channelside AcquisitionCo, Inc.	(4)(7)(10)	SOFR +	4.75%	8.57%	5/15/2024	6/30/2028	19,356		19,247	18,680	0.32
Health Care Equipment & Supplies
Bamboo US BidCo, LLC	(4)(5)(11)	SOFR +	5.25%	9.01%	9/29/2023	9/30/2030	974		961	940	0.02
Bamboo US BidCo, LLC	(4)(5)(11)	E +	5.25%	7.81%	9/29/2023	9/30/2030	EUR	348	362	381	0.01
Bamboo US BidCo, LLC	(4)(5)(11)	SOFR +	5.25%	9.01%	11/20/2024	9/30/2030	105		103	101	0.00
Bamboo US BidCo, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.15%	9/29/2023	10/1/2029	50		47	45	0.00
GCX Corporation Buyer, LLC	(4)(10)	SOFR +	5.50%	9.72%	9/13/2021	9/13/2027	20,900		20,834	20,691	0.35
GCX Corporation Buyer, LLC	(4)(5)(10)	SOFR +	5.50%	9.39%	9/13/2021	9/13/2027	5,294		5,279	5,241	0.09
Zeus, LLC	(4)(10)	SOFR +	5.40%	9.47%	2/28/2024	2/28/2031	24,372		24,145	23,641	0.40
Zeus, LLC	(4)(5)(10)	SOFR +	5.40%	9.47%	2/28/2024	2/28/2031	2,253		2,237	2,185	0.04
Zeus, LLC	(4)(5)(7)(10)	SOFR +	5.40%	9.47%	2/28/2024	2/28/2030	571		542	468	0.01
									54,510	53,693	0.92
Health Care Providers & Services
123Dentist, Inc.	(4)(5)(6)(10)	CA +	5.00%	7.29%	8/10/2022	8/10/2029	CAD	2,153	1,662	1,513	0.03
123Dentist, Inc.	(4)(5)(6)(10)	CA +	5.00%	7.29%	8/9/2024	8/10/2029	CAD	290	213	204	0.00
123Dentist, Inc.	(4)(5)(6)(7)(10)	CA +	4.75%	7.03%	9/8/2025	8/10/2029	CAD	27,917	20,109	19,336	0.33
ADCS Clinics Intermediate Holdings, LLC	(4)(11)	SOFR +	6.50%	10.27%	5/7/2021	5/7/2027	6,656		6,642	5,524	0.09
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.50%	10.86%	5/7/2021	5/7/2027	1,595		1,593	1,324	0.02
ADCS Clinics Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.50%	10.50%	5/7/2021	10/26/2026	1,301		1,301	1,079	0.02
Amerivet Partners Management, Inc.	(4)(7)(10)	SOFR +	5.50%	9.60%	2/25/2022	2/25/2028	5,292		5,263	4,660	0.08
Amerivet Partners Management, Inc.	(4)(5)(10)	SOFR +	5.50%	9.60%	2/25/2022	2/25/2028	151		150	135	0.00

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
Aryeh Bidco Investment, Ltd.	(4)(5)(6)(10)	CA +	5.00%	7.42%	1/14/2026	1/14/2033	CAD	7,811	$5,575	$5,488	0.09%
Aryeh Bidco Investment, Ltd.	(4)(5)(6)(7)(10)	CA +	5.00%	7.42%	1/14/2026	1/14/2033	CAD	686	488	482	0.01
Aryeh Bidco Investment, Ltd.	(4)(5)(6)(10)	SOFR +	5.00%	9.07%	1/14/2026	1/14/2033		$208	208	208	0.00
Aryeh Bidco Investment, Ltd.	(4)(5)(6)(7)(10)	CA +	5.00%	7.42%	1/14/2026	1/14/2033	CAD	125	83	88	0.00
Biotouch Global Solutions, Inc.	(4)(7)(11)	SOFR +	5.50%	9.26%	8/27/2025	8/27/2032	23,620		23,287	22,635	0.38
Biotouch Global Solutions, Inc.	(4)(5)(7)(11)	SOFR +	5.50%	9.26%	8/27/2025	8/27/2032	757		737	692	0.01
Canadian Hospital Specialties, Ltd.	(4)(5)(6)(11)	CA +	4.50%	7.11%	4/15/2021	4/14/2028	CAD	28,795	22,925	20,233	0.34
Canadian Hospital Specialties, Ltd.	(4)(5)(6)(7)(10)	CA +	4.50%	7.11%	4/15/2021	4/15/2027	CAD	1,800	1,260	1,265	0.02
CCBlue Bidco, Inc.	(4)(5)(10)	SOFR +	6.50%	10.57% (incl. 4.00% PIK)	12/21/2021	12/21/2028	12,848		12,781	10,857	0.18
Commander Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.26%	6/26/2025	6/25/2032	31,475		31,111	31,374	0.53
Compsych Investments Corp.	(4)(7)(10)	SOFR +	4.75%	8.48%	7/22/2024	7/22/2031	9,558		9,520	9,315	0.16
DCA Investment Holding, LLC	(4)(5)(10)	SOFR +	6.00%	10.07%	6/2/2026	6/2/2031	17,850		17,850	17,850	0.30
DCA Investment Holding, LLC	(4)(5)(10)	SOFR +	5.00%	9.07%	6/2/2026	6/2/2031	3,054		2,881	3,054	0.05
Imagine 360, LLC	(4)(7)(10)	SOFR +	4.75%	8.82%	9/18/2024	10/2/2028	16,854		16,762	16,838	0.29
Inception Fertility Ventures, LLC	(4)(7)(10)	SOFR +	5.50%	9.36%	4/29/2024	4/29/2030	48,231		48,044	47,618	0.81
Jayhawk Buyer, LLC	(4)(11)	SOFR +	5.25%	9.18%	10/15/2020	4/15/2028	126,345		125,795	122,870	2.09
Kwol Acquisition, Inc.	(4)(7)(10)	SOFR +	5.00%	9.07%	12/8/2023	12/6/2029	10,220		10,089	10,191	0.17
Kwol Acquisition, Inc.	(4)(5)(10)	SOFR +	5.00%	9.07%	2/17/2026	12/12/2029	3,568		3,546	3,560	0.06
MB2 Dental Solutions, LLC	(4)(10)	SOFR +	5.50%	9.40%	2/13/2024	2/13/2031	22,753		22,610	22,753	0.39
MB2 Dental Solutions, LLC	(4)(7)(10)	SOFR +	5.50%	9.40%	2/13/2024	2/13/2031	5,063		5,045	5,063	0.09
MB2 Dental Solutions, LLC	(4)(5)(10)	SOFR +	5.50%	9.40%	2/13/2024	2/13/2031	3,366		3,348	3,366	0.06
Navigator Acquiror, Inc.	(4)(9)(17)	SOFR +	5.50%	9.50% (incl. 4.00% PIK)	7/16/2021	7/16/2030	271,710		267,928	190,876	3.24
PPV Intermediate Holdings, LLC	(4)(10)	SOFR +	5.75%	9.51%	8/31/2022	8/31/2029	1,943		1,930	1,904	0.03
PPV Intermediate Holdings, LLC	(4)(5)(7)(10)	SOFR +	6.00%	9.76%	9/6/2023	8/31/2029	260		258	252	0.00

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date		Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Providers & Services (continued)
Smile Doctors, LLC	(4)(10)	SOFR +	5.90%	9.75%	6/9/2023	12/23/2028		$10,557	$10,479	$10,240	0.17%
Smile Doctors, LLC	(4)(5)(7)(10)	SOFR +	5.90%	9.75%	6/9/2023	12/23/2028		2,555	2,520	2,435	0.04
Snoopy Bidco, Inc.	(4)(10)	SOFR +	6.50%	10.59% (incl. 5.50% PIK)	6/1/2021	6/1/2028		369,767	368,165	349,430	5.94
Stepping Stones Healthcare Services, LLC	(4)(7)(10)	SOFR +	4.75%	8.82%	1/5/2026	1/5/2033		3,101	3,078	3,083	0.05
Stepping Stones Healthcare Services, LLC	(4)(5)(7)(10)	P +	3.75%	10.75%	1/5/2026	1/5/2033		72	71	70	0.00
The Fertility Partners, Inc.	(4)(5)(6)(7)(10)	CA +	5.75%	8.33%	3/16/2022	3/16/2028	CAD	3,550	2,740	2,494	0.04
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.25%	8.98%	7/15/2022	7/15/2028		1,065	1,059	1,036	0.02
UMP Holdings, LLC	(4)(5)(10)	SOFR +	5.25%	9.28%	7/15/2022	7/15/2028		1,461	1,453	1,421	0.02
Unified Women's Healthcare, LP	(4)(5)(9)	SOFR +	5.00%	9.07%	6/16/2022	6/18/2029		2,044	2,044	2,023	0.03
Unified Women's Healthcare, LP	(4)(9)	SOFR +	5.00%	9.07%	3/22/2024	6/18/2029		22,178	22,092	21,956	0.37
Unified Women's Healthcare, LP	(4)(7)(9)	SOFR +	5.00%	9.07%	3/22/2024	6/18/2029		44,177	43,947	43,687	0.74
Unified Women's Healthcare, LP	(4)(9)	SOFR +	5.00%	9.07%	9/22/2025	6/18/2029		69,828	69,473	69,130	1.17
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.11%	11/18/2021	11/20/2028		37,021	36,831	37,021	0.63
US Oral Surgery Management Holdco, LLC	(4)(10)	SOFR +	5.25%	9.42%	11/18/2021	11/20/2028		15,616	15,563	15,616	0.27
US Oral Surgery Management Holdco, LLC	(4)(7)(10)	SOFR +	5.25%	9.11%	8/16/2023	11/20/2028		51,781	51,457	51,781	0.88
US Oral Surgery Management Holdco, LLC	(4)(5)(10)	SOFR +	5.25%	9.42%	12/5/2022	11/20/2028		83	83	83	0.00
WHCG Purchaser III, Inc.	(4)(5)(7)(10)	SOFR +	6.50%	10.57% (incl. 5.29% PIK)	8/2/2024	6/29/2029		21,754	21,754	21,754	0.37
WHCG Purchaser III, Inc.	(4)(5)(10)(17)		10.00%	10.00% PIK	8/2/2024	6/30/2030		19,186	6,354	14,773	0.25
									1,330,157	1,230,640	20.86

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Technology
Accuity Delivery Systems, LLC	(4)(7)(9)	SOFR +	4.75%	8.51%	5/29/2025	5/29/2031	$31,645	$31,544	$31,619	0.54%
Brilliance Technologies, Inc.	(4)(7)(9)	SOFR +	4.50%	8.32%	3/11/2025	3/11/2032	1,519	1,510	1,507	0.03
Brilliance Technologies, Inc.	(4)(5)(9)	SOFR +	4.50%	8.32%	3/11/2025	3/11/2032	2,430	2,420	2,418	0.04
Brilliance Technologies, Inc.	(4)(5)(9)	SOFR +	4.50%	8.32%	5/16/2025	3/11/2032	2,157	2,149	2,146	0.04
Brilliance Technologies, Inc.	(4)(5)(7)(9)	SOFR +	4.50%	8.32%	3/11/2025	3/11/2032	364	362	358	0.01
Caerus US 1, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	9.07%	5/25/2022	5/25/2031	11,083	10,999	10,528	0.18
Caerus US 1, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	9.07%	10/28/2022	5/25/2031	2,137	2,120	2,030	0.03
Caerus US 1, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	9.07%	10/28/2022	5/25/2031	313	309	297	0.01
Caerus US 1, Inc.	(4)(6)(10)	SOFR +	5.00%	9.07%	3/27/2024	5/25/2031	48,875	48,875	46,431	0.79
Caerus US 1, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.00%	8.90%	5/25/2022	5/25/2031	925	915	861	0.01
Color Intermediate, LLC	(4)(10)	SOFR +	4.75%	8.92%	7/2/2024	10/4/2029	19,607	19,395	19,411	0.33
Continental Buyer, Inc.	(4)(7)(10)	SOFR +	4.75%	8.65%	4/2/2024	4/2/2031	36,685	36,344	36,653	0.62
Continental Buyer, Inc.	(4)(5)(10)	SOFR +	4.75%	8.65%	10/21/2025	4/2/2031	21,855	21,765	21,855	0.37
Continental Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.65%	4/2/2024	4/2/2031	1,249	1,238	1,249	0.02
Cronos Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	9.99%	3/1/2021	3/1/2028	71,173	70,742	70,462	1.20
Cronos Crimson Holdings, Inc.	(4)(10)	SOFR +	6.09%	10.22%	3/1/2021	3/1/2028	14,758	14,706	14,610	0.25
Cronos Crimson Holdings, Inc.	(4)(10)	SOFR +	6.24%	10.20%	4/25/2025	3/1/2028	17,647	17,559	17,471	0.30
CT Technologies Intermediate Holdings, Inc.	(4)(10)	SOFR +	5.00%	8.90%	8/30/2024	9/2/2031	27,850	27,654	27,850	0.47
CT Technologies Intermediate Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.90%	8/30/2024	9/2/2031	463	418	404	0.01
CT Technologies Intermediate Holdings, Inc.	(4)(7)(10)	SOFR +	4.75%	8.65%	8/5/2025	9/2/2031	27,901	27,675	27,622	0.47
CT Technologies Intermediate Holdings, Inc.	(4)(10)	SOFR +	4.75%	8.65%	7/10/2025	9/2/2031	12,025	11,929	11,905	0.20
CT Technologies Intermediate Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.65%	7/10/2025	9/2/2031	5,154	5,105	5,085	0.09
GI Ranger Intermediate, LLC	(4)(7)(10)	SOFR +	6.00%	10.23%	10/29/2021	10/30/2028	17,108	17,016	14,312	0.24

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Health Care Technology (continued)
Healthcomp Holding Company, LLC	(4)(10)	SOFR +	5.75%	9.49%	11/8/2023	11/8/2029	$102,169	$101,672	$91,441	1.55%
Kona Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.25%	7/23/2024	7/23/2031	77	76	75	0.00
Kona Buyer, LLC	(4)(5)(10)	SOFR +	4.50%	8.25%	7/23/2024	7/23/2031	1,026	1,019	1,021	0.02
Kona Buyer, LLC	(4)(5)(10)	SOFR +	4.50%	8.26%	6/27/2025	7/23/2031	258	257	257	0.00
Kona Buyer, LLC	(4)(5)(10)	SOFR +	4.50%	8.26%	6/27/2025	7/23/2031	290	289	289	0.00
Kona Buyer, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.26%	7/23/2024	7/23/2031	18	16	17	0.00
Magic Bidco, Inc.	(4)(5)(10)	SOFR +	5.75%	9.51%	7/1/2024	7/1/2030	25,484	25,133	23,318	0.40
Magic Bidco, Inc.	(4)(5)(10)	SOFR +	5.75%	9.51%	7/1/2024	7/1/2030	3,714	3,656	3,398	0.06
Magic Bidco, Inc.	(4)(5)(10)	SOFR +	5.75%	9.51%	7/1/2024	7/1/2030	1,231	1,231	1,126	0.02
MEDX AMCP Holdings, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.57%	7/21/2025	7/21/2032	4,884	4,833	4,818	0.08
Modernizing Medicine, Inc.	(4)(7)(10)	SOFR +	4.75%	8.82% (incl. 2.25% PIK)	4/30/2025	4/30/2032	9,125	9,048	9,116	0.15
Neptune Holdings, Inc.	(4)(7)(10)	SOFR +	4.50%	8.57%	12/12/2024	8/31/2030	6,808	6,701	6,733	0.11
Netsmart Technologies, Inc.	(4)(7)(10)	SOFR +	5.20%	9.10% (incl. 2.70% PIK)	8/23/2024	8/25/2031	24,775	24,572	24,322	0.41
Octane Purchaser, Inc.	(4)(5)(7)(9)	SOFR +	4.35%	8.25%	5/19/2025	5/19/2032	2,332	2,320	2,306	0.04
Octane Purchaser, Inc.	(4)(5)(9)	SOFR +	4.35%	8.25%	5/19/2025	5/19/2032	1,227	1,222	1,215	0.02
Rocky MRA Acquisition Corp.	(4)(9)	SOFR +	5.00%	8.85%	4/1/2022	4/2/2029	9,305	9,263	9,305	0.16
Signant Finance One, Ltd.	(4)(5)(7)(10)	SOFR +	5.50%	9.57% (incl. 3.00% PIK)	10/16/2025	10/16/2031	37,681	37,345	37,470	0.64
Signant Finance One, Ltd.	(4)(5)(7)(10)	SOFR +	5.00%	9.07%	10/16/2025	10/16/2031	1,797	1,767	1,779	0.03
								603,169	585,090	9.94
Insurance
Amerilife Holdings, LLC	(4)(10)	SOFR +	5.00%	8.80%	6/17/2024	8/31/2029	96,292	95,973	96,052	1.63
Amerilife Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.80%	6/17/2024	8/31/2028	4,005	3,960	3,965	0.07
Amerilife Holdings, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.80%	6/17/2024	8/31/2029	6,606	6,543	6,527	0.11
Beacon Dc, Ltd.	(4)(6)(10)	SOFR +	4.75%	8.82%	12/4/2025	12/4/2032	135,514	133,727	133,481	2.27
Beacon Dc, Ltd.	(4)(5)(6)(7)(10)	SOFR +	4.75%	8.82%	12/4/2025	12/4/2032	29,967	29,434	29,240	0.50
Beacon Dc, Ltd.	(4)(6)(7)(10)	SOFR +	4.75%	8.80%	9/25/2026	12/4/2032	33,473	32,973	32,971	0.56
Beacon Dc, Ltd.	(4)(5)(6)(10)	SOFR +	4.75%	8.73%	7/30/2026	12/4/2032	1,362	1,329	1,342	0.02
CFCo, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(17)(18)		0.00%	0.00%	9/11/2023	9/13/2038	9,566	1,397	0	0.00
Daylight Beta Parent, LLC (Benefytt Technologies, Inc.)	(4)(5)(8)(17)(18)		10.00%	10.00% PIK	9/11/2023	9/12/2033	7,252	5,559	595	0.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.82%	10/29/2021	10/29/2030		$14,173	$14,100	$14,173	0.24%
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.82%	10/29/2021	10/29/2030	4,698		4,667	4,698	0.08
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.82%	11/17/2023	10/29/2030	6,771		6,691	6,771	0.12
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	4.75%	8.82%	5/21/2024	10/29/2030	6,048		5,996	6,048	0.10
Foundation Risk Partners Corp.	(4)(5)(7)(10)	SOFR +	4.75%	8.82%	5/21/2024	10/29/2030	4,962		4,940	4,962	0.08
Foundation Risk Partners Corp.	(4)(10)	SOFR +	4.75%	8.82%	9/24/2025	10/29/2030	2,018		2,018	2,018	0.03
Foundation Risk Partners Corp.	(4)(5)(10)	SOFR +	4.75%	8.82%	9/24/2025	10/29/2030	943		943	943	0.02
Galway Borrower, LLC	(4)(5)(10)	SOFR +	4.50%	8.57%	9/30/2021	9/29/2028	14,513		14,466	14,477	0.25
Galway Borrower, LLC	(4)(5)(7)(10)	SOFR +	4.50%	8.57%	9/30/2021	9/29/2028	1,525		1,483	1,502	0.03
Galway Borrower, LLC	(4)(5)(10)	SOFR +	4.50%	8.57%	2/7/2024	9/29/2028	13,184		13,153	13,151	0.22
Gimlet Bidco, GmbH	(4)(6)(8)	E +	5.00%	7.46%	4/15/2024	4/23/2031	EUR	30,620	32,103	34,676	0.59
Gimlet Bidco, GmbH	(4)(6)(8)	E +	5.00%	7.46%	4/15/2024	4/23/2031	EUR	12,475	13,143	14,127	0.24
Gimlet Bidco, GmbH	(4)(6)(7)(8)	E +	5.00%	7.46%	4/15/2024	4/23/2031	EUR	14,417	17,040	16,326	0.28
Higginbotham Insurance Agency, Inc.	(4)(5)(6)(11)	SOFR +	4.50%	8.40%	7/3/2024	6/11/2031	4,888		4,885	4,888	0.08
High Street Buyer, Inc.	(4)(10)	SOFR +	4.50%	8.57%	4/16/2021	4/14/2028	10,145		10,101	10,145	0.17
High Street Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.57%	4/16/2021	4/14/2028	77,166		76,755	77,121	1.31
High Street Buyer, Inc.	(4)(10)	SOFR +	4.50%	8.57%	4/16/2021	4/14/2028	13,393		13,335	13,393	0.23
High Street Buyer, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.57%	7/18/2025	4/14/2028	7,324		7,249	7,324	0.12
Integrity Marketing Acquisition, LLC	(4)(7)(10)	SOFR +	5.00%	8.76%	8/27/2024	8/25/2028	171,969		171,443	171,743	2.92
Koala Investment Holdings, Inc.	(4)(5)(10)	SOFR +	4.25%	8.32%	8/29/2025	8/29/2032	1,380		1,368	1,359	0.02
Koala Investment Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.25%	7.94%	8/29/2025	8/29/2032	110		107	104	0.00
MRH Trowe Beteiligungsgesellschaft mbH	(4)(6)(7)(8)	E +	5.00%	7.51%	5/15/2025	5/17/2032	EUR	417	462	451	0.01
MRH Trowe Beteiligungsgesellschaft mbH	(4)(6)(7)(8)	E +	5.00%	7.48%	5/15/2025	11/17/2031	EUR	8	8	7	0.00
Paisley Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.50%	9.23% (incl. 2.00% PIK)	4/17/2024	5/7/2031	GBP	6,547	8,137	7,852	0.13
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.50%	7.96% (incl. 2.00% PIK)	4/17/2024	5/7/2031	EUR	3,472	3,707	3,558	0.06
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.50%	7.96% (incl. 2.00% PIK)	4/17/2024	5/7/2031	EUR	3,062	3,173	3,139	0.05
Paisley Bidco, Ltd.	(4)(5)(6)(8)	E +	5.50%	7.96% (incl. 2.00% PIK)	7/31/2025	5/7/2031	EUR	2,970	3,397	3,043	0.05

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Insurance (continued)
Patriot Growth Insurance Services, LLC	(4)(5)(10)	SOFR +	5.00%	9.22%	10/14/2021	10/16/2028		$4,463	$4,444	$4,329	0.07%
Patriot Growth Insurance Services, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.07%	11/17/2023	10/16/2028	4,243		4,221	4,106	0.07
Sail Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.25%	8.98%	11/28/2025	11/28/2032	GBP	8,010	10,511	10,505	0.18
SG Acquisition, Inc.	(4)(7)(10)	SOFR +	4.75%	8.50%	4/3/2024	4/3/2030	119,743		119,074	119,743	2.04
Simplicity Financial Marketing Group Holdings, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.00%	9.07%	12/31/2024	12/31/2031	10,068		9,970	10,037	0.17
Sparta UK Bidco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.23%	9/25/2024	9/25/2031	GBP	17,779	23,518	23,337	0.40
Sparta UK Bidco, Ltd.	(4)(5)(6)(8)	E +	5.50%	8.51%	9/25/2024	9/25/2031	EUR	470	526	527	0.01
SQ ABS Issuer, LLC	(4)(5)(6)(8)		7.80%	7.80%	10/11/2024	10/20/2039	3,864		3,837	3,825	0.07
Tennessee Bidco, Limited	(4)(6)(8)	SOFR +	5.50%	9.35% (incl. 2.00% PIK)	7/1/2024	7/1/2031	86,745		85,534	85,661	1.46
Tennessee Bidco, Limited	(4)(5)(6)(8)	SOFR +	5.50%	9.36% (incl. 2.00% PIK)	7/1/2024	7/1/2031	19,950		19,869	19,700	0.33
Tennessee Bidco, Limited	(4)(5)(6)(8)	S +	5.50%	9.23% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	46,745	63,402	61,202	1.04
Tennessee Bidco, Limited	(4)(5)(6)(8)	S +	5.50%	9.23% (incl. 2.00% PIK)	7/1/2024	7/1/2031	GBP	3,504	4,416	4,588	0.08
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.50%	8.07% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	1,955	2,078	2,187	0.04
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.50%	8.11% (incl. 2.00% PIK)	7/1/2024	7/1/2031	EUR	9,503	10,880	10,627	0.18
Tennessee Bidco, Limited	(4)(5)(6)(8)	SOFR +	5.50%	9.36% (incl. 2.00% PIK)	5/9/2025	7/1/2031	6,706		6,677	6,622	0.11
Tennessee Bidco, Limited	(4)(5)(6)(7)(8)	S +	5.50%	9.23% (incl. 2.00% PIK)	5/9/2025	7/1/2031	GBP	383	548	375	0.01
Tennessee Bidco, Limited	(4)(5)(6)(8)	E +	5.50%	8.26% (incl. 2.00% PIK)	5/9/2025	7/1/2031	EUR	6,276	7,307	7,018	0.12
THG Acquisition, LLC	(4)(5)(10)	SOFR +	4.75%	8.65%	10/31/2024	10/31/2031	11,478		11,394	11,363	0.19
THG Acquisition, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.65%	10/31/2024	10/31/2031	2,691		2,664	2,652	0.05
World Insurance Associates, LLC	(4)(7)(11)	SOFR +	5.00%	9.07%	2/14/2025	4/3/2030	110,908		109,989	110,841	1.88
									1,246,624	1,241,417	21.10

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Interactive Media & Services
Cadillac BidCo S.à r.l.	(4)(6)(7)(8)	E +	4.75%	6.93%	2/27/2026	2/27/2033	EUR	40,003	$47,032	$44,818	0.76%
North Haven Ushc Acquisition, Inc.	(4)(5)(7)(11)	SOFR +	5.25%	9.42%	8/28/2024	10/29/2027		$2,737	2,722	2,497	0.04
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.42%	8/28/2024	10/29/2027	2,164		2,153	1,991	0.03
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.42%	8/28/2024	10/29/2027	1,267		1,261	1,166	0.02
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.11%	8/28/2024	10/29/2027	539		537	496	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.42%	8/28/2024	10/29/2027	1,100		1,096	1,012	0.02
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.42%	8/28/2024	10/29/2027	627		624	577	0.01
North Haven Ushc Acquisition, Inc.	(4)(5)(11)	SOFR +	5.25%	9.19%	8/28/2024	10/29/2027	3,862		3,842	3,553	0.06
									59,267	56,110	0.95
IT Services
Cassipoee, SASU	(4)(5)(6)(8)	E +	4.25%	6.84%	2/26/2025	2/26/2032	EUR	160	165	178	0.00
Denali TopCo, LLC	(4)(5)(7)(10)	SOFR +	4.25%	8.07%	8/26/2025	8/26/2032	16,794		16,647	16,578	0.28
Fern Bidco, Ltd.	(4)(5)(6)(8)	S +	5.25%	8.98%	7/1/2024	7/1/2031	GBP	20,317	25,342	26,736	0.45
Fern Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	5.25%	8.98%	7/1/2024	7/1/2031	GBP	4,400	5,441	5,733	0.10
Firmus Supercloud PTY, Ltd.	(4)(5)(6)(7)(11)	SOFR +	5.13%	9.03%	4/21/2026	3/15/2032	19,125		18,751	18,074	0.31
Infostretch Corporation	(4)(5)(10)	SOFR +	5.75%	9.97%	4/1/2022	4/1/2028	4,788		4,764	4,033	0.07
Inovalon Holdings, Inc.	(4)(10)	SOFR +	5.50%	9.51% (incl. 2.75% PIK)	4/11/2025	11/24/2028	188,853		187,376	177,521	3.02
KEN Bidco, Ltd.	(4)(5)(6)(10)	S +	6.00%	10.01%	5/3/2024	10/14/2028	GBP	9,645	11,987	9,207	0.16
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	ST +	6.00%	8.18%	9/28/2022	9/28/2029	SEK	2,090	187	203	0.00
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	E +	6.00%	8.17%	9/28/2022	9/28/2029	EUR	1,347	1,306	1,488	0.03
Monterey Financing, S.à r.l.	(4)(5)(6)(8)	CI +	6.00%	8.14%	9/28/2022	9/28/2029	DKK	4,819	627	712	0.01
Monterey Financing, S.à r.l.	(4)(5)(6)(9)	N +	6.00%	10.37%	9/28/2022	9/28/2029	NOK	910	83	92	0.00
Namecheap, Inc.	(4)(7)(10)	SOFR +	4.75%	8.75%	5/21/2026	5/21/2033	12,930		12,788	12,779	0.22
Nephele III, BV	(4)(5)(6)(7)(8)	E +	4.35%	6.94%	3/31/2025	1/14/2032	EUR	267	285	302	0.01
Razor Holdco, LLC	(4)(10)	SOFR +	5.75%	9.61%	10/25/2021	10/25/2027	18,885		18,818	18,130	0.31
Red River Technology, LLC	(4)(5)(11)	SOFR +	6.00%	9.99%	5/26/2021	11/26/2028	77,718		77,571	70,140	1.19
Red River Technology, LLC	(4)(5)(11)	SOFR +	6.00%	9.99%	12/1/2025	11/26/2028	8,710		8,639	7,861	0.13

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
IT Services (continued)
Redwood Services Group, LLC	(4)(10)	SOFR +	5.00%	9.08%	1/3/2025	6/15/2029		$75,790	$75,310	$75,790	1.29%
Redwood Services Group, LLC	(4)(10)	SOFR +	5.00%	9.08%	2/5/2024	6/15/2029	102,459		101,226	102,459	1.74
Redwood Services Group, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.08%	2/5/2024	6/15/2029	4,106		4,044	3,919	0.07
Turing Holdco, Inc.	(4)(5)(6)(8)	SOFR +	6.00%	10.36%	10/14/2021	10/14/2028	9,170		9,058	6,603	0.11
Turing Holdco, Inc.	(4)(5)(6)(8)	SOFR +	6.00%	10.36%	10/14/2021	10/14/2028	4,560		4,525	3,283	0.06
Turing Holdco, Inc.	(4)(5)(6)(8)	E +	6.00%	8.77%	10/14/2021	10/14/2028	EUR	11,829	13,539	9,645	0.16
Turing Holdco, Inc.	(4)(5)(6)(8)	E +	6.00%	9.07%	10/14/2021	10/14/2028	EUR	4,522	5,162	3,687	0.06
Turing Holdco, Inc.	(4)(6)(10)	SOFR +	6.00%	10.36%	5/3/2024	10/14/2028	21,559		21,288	15,522	0.26
Turing Holdco, Inc.	(4)(5)(6)(10)	S +	6.00%	10.01%	5/3/2024	10/14/2028	GBP	16,195	20,122	15,460	0.26
									645,051	606,135	10.30
Life Sciences Tools & Services
Cambrex Corp.	(4)(7)(10)	SOFR +	4.75%	8.65%	3/5/2025	3/5/2032	22,787		22,594	22,288	0.38
Cambrex Corp.	(4)(5)(10)	SOFR +	4.75%	8.65%	3/5/2025	3/5/2032	3,298		3,272	3,232	0.05
Falcon Parent Holdings, Inc.	(4)(7)(10)	SOFR +	5.50%	9.26% (incl. 2.75% PIK)	11/6/2024	11/6/2031	28,417		28,219	27,974	0.48
Falcon Parent Holdings, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	8.76%	11/6/2024	11/6/2031	334		304	294	0.00
PAS Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.40%	8/18/2025	8/18/2032	462		452	450	0.01
									54,841	54,238	0.92
Machinery
Bidco 76 S.p.A.	(4)(6)(8)	E +	4.75%	7.37%	12/11/2024	12/10/2031	EUR	22,008	22,832	24,923	0.42
Cave Bidco, Oy	(4)(5)(6)(8)	SOFR +	5.00%	8.77%	8/28/2026	8/31/2033	4,372		4,307	4,306	0.07
Cave Bidco, Oy	(4)(5)(6)(7)(8)	E +	5.00%	7.63%	8/28/2026	8/31/2033	EUR	5,683	6,724	6,326	0.11
Cielo Bidco, Ltd.	(4)(5)(6)(8)	S +	4.75%	8.48%	6/30/2025	3/31/2032	GBP	151	206	201	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(7)(8)	E +	4.75%	7.23%	6/30/2025	3/31/2032	EUR	77	89	87	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(8)	SOFR +	4.75%	8.62%	6/30/2025	3/31/2032	76		75	76	0.00
Cielo Bidco, Ltd.	(4)(5)(6)(7)(8)	SOFR +	4.75%	8.62%	6/30/2025	3/31/2032	66		65	66	0.00
MHE Intermediate Holdings, LLC	(4)(5)(7)(11)	SOFR +	6.00%	9.97%	7/21/2021	7/21/2027	2,011		2,005	2,006	0.03
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.25%	10.22%	8/30/2022	7/21/2027	76		76	76	0.00
MHE Intermediate Holdings, LLC	(4)(5)(11)	SOFR +	6.50%	10.47%	12/20/2022	7/21/2027	76		76	76	0.00
Vector JV Bidco, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.51%	8/26/2026	8/26/2032	3,788		3,742	3,741	0.06
									40,197	41,884	0.69

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Marine Transportation
Armada Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.57%	10/29/2021	10/29/2030		$1,238	$1,222	$1,238	0.02%
Armada Parent, Inc.	(4)(10)	SOFR +	4.75%	8.57%	6/9/2025	10/29/2030	25,025		24,877	25,025	0.43
Kattegat Project Bidco, AB	(4)(6)(8)	SOFR +	5.50%	9.57%	3/20/2024	4/7/2031	2,605		2,563	2,605	0.04
Kattegat Project Bidco, AB	(4)(5)(6)(7)(8)	E +	5.50%	8.09%	3/20/2024	4/7/2031	EUR	29,819	31,754	33,676	0.57
									60,416	62,544	1.06
Media
Bimini Group Purchaser, Inc.	(4)(10)	SOFR +	4.75%	8.51%	4/26/2024	4/25/2031	68,658		68,210	67,972	1.16
Bimini Group Purchaser, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.49%	4/26/2024	4/25/2031	12,928		12,778	12,726	0.22
									80,988	80,698	1.38

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Paper & Forest Products
Profile Products, LLC	(4)(10)	SOFR +	5.50%	9.39%	11/12/2021	11/12/2027		$7,088	$7,066	$7,034	0.12%
Profile Products, LLC	(4)(5)(7)(10)	SOFR +	5.50%	9.39%	11/12/2021	11/12/2027	157		155	153	0.00
Profile Products, LLC	(4)(5)(7)(10)	P +	4.50%	11.25%	11/12/2021	11/12/2027	179		179	176	0.00
									7,400	7,363	0.12
Pharmaceuticals
Animal Wellness Investments S.p.A	(4)(6)(7)(8)	E +	5.25%	7.70%	1/15/2026	1/15/2033	EUR	12,918	14,699	14,459	0.25
Apple AU Finco Pty, Ltd.	(4)(5)(6)(7)(9)	BB +	4.75%	9.35%	5/28/2026	5/27/2033	AUD	167	109	100	0.00
Apple SG Bidco Pte. Ltd.	(4)(5)(6)(9)	BB +	4.75%	9.35%	5/28/2026	5/27/2033	AUD	44,205	31,360	30,391	0.52
Eden Acquisitionco, Ltd.	(4)(6)(7)(10)	SOFR +	5.00%	9.07%	11/2/2023	11/18/2030	38,368		37,742	38,223	0.65
Eden Acquisitionco, Ltd.	(4)(5)(6)(8)	E +	5.00%	7.59%	9/23/2025	11/18/2030	EUR	4,698	5,095	5,320	0.09
Galileo Pharma Bidco S.p.A	(4)(5)(6)(8)	E +	5.00%	7.22%	10/7/2025	10/7/2032	EUR	4,489	5,141	5,084	0.09
Gusto Sing Bidco Pte, Ltd.	(4)(5)(6)(7)(10)	BB +	4.75%	9.27%	11/15/2024	11/15/2031	AUD	1,000	642	691	0.01
Stark International Lux	(4)(5)(6)(8)	SOFR +	5.00%	8.67%	8/13/2025	8/13/2032	11,642		11,526	11,497	0.20
Stark International Lux	(4)(5)(6)(8)	E +	5.00%	7.23%	8/13/2025	8/13/2032	EUR	185	215	207	0.00
									106,529	105,972	1.81
Professional Services
Accordion Partners, LLC	(4)(10)	SOFR +	5.00%	8.98%	12/17/2025	11/17/2031	10,169		10,147	10,144	0.17
Accordion Partners, LLC	(4)(5)(7)(10)	SOFR +	5.00%	9.07%	12/17/2025	11/17/2031	2,002		1,971	1,972	0.03
Alku Intermediate Holdings, LLC	(4)(10)	SOFR +	6.25%	10.32%	5/23/2023	5/23/2029	776		767	764	0.01
Alku Intermediate Holdings, LLC	(4)(10)	SOFR +	5.50%	9.57%	2/21/2024	5/23/2029	25,996		25,734	25,151	0.43
Apex Companies, LLC	(4)(11)	SOFR +	5.00%	8.98%	8/28/2024	1/31/2030	10,758		10,656	10,758	0.18
Apex Companies, LLC	(4)(11)	SOFR +	5.00%	8.98%	1/31/2023	1/31/2030	1,946		1,923	1,946	0.03
Apex Companies, LLC	(4)(5)(11)	SOFR +	5.00%	8.86%	8/28/2024	1/31/2030	8,212		8,137	8,212	0.14
Apex Companies, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.89%	10/24/2025	1/31/2030	7,697		7,557	7,697	0.13
Artisan Acquisitionco, Ltd.	(4)(6)(8)	SOFR +	4.50%	8.57%	9/27/2024	9/30/2031	57,154		56,339	56,583	0.96
Artisan Acquisitionco, Ltd.	(4)(6)(8)	SOFR +	4.50%	8.57%	9/27/2024	9/30/2031	7,938		7,825	7,859	0.13
Audria Group, AB	(4)(5)(6)(8)	S +	4.50%	8.23%	8/17/2026	10/29/2032	GBP	926	1,243	1,209	0.02
Baker Tilly Advisory Group, LP	(4)(10)	SOFR +	4.75%	8.65%	6/3/2024	6/3/2031	52,732		52,206	52,732	0.90
Baker Tilly Advisory Group, LP	(4)(5)(10)	SOFR +	4.25%	8.15%	6/2/2025	6/3/2031	4,883		4,845	4,883	0.08
Baker Tilly Advisory Group, LP	(4)(5)(7)(10)	SOFR +	4.25%	8.00%	6/2/2025	6/3/2030	6,646		6,552	6,646	0.11

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
CFGI Holdings, LLC	(4)(7)(10)	SOFR +	4.25%	8.15%	11/2/2021	11/2/2029		$5,655	$5,605	$5,629	0.10%
Chartwell Cumming Holding Corp.	(4)(7)(11)	SOFR +	4.75%	8.82%	6/16/2026	6/16/2033		158,304	157,208	157,970	2.68
Cisive Holdings Corp.	(4)(7)(11)	SOFR +	5.75%	9.82%	12/8/2021	12/6/2030		8,249	8,166	7,526	0.13
Clearview Buyer, Inc.	(4)(7)(10)	SOFR +	4.60%	8.67%	8/26/2021	8/31/2029		5,358	5,340	5,358	0.09
CRCI Longhorn Holdings, Inc.	(4)(7)(10)	SOFR +	4.75%	8.65%	8/27/2024	8/27/2031		11,269	11,176	11,243	0.19
CRCI Longhorn Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.65%	8/27/2024	8/27/2031		2,340	2,322	2,340	0.04
East River Bidco, GmbH	(4)(6)(7)(8)	E +	4.75%	7.34%	3/26/2025	3/29/2032	EUR	97	103	110	0.00
G&A Partners Holding Company II, LLC	(4)(10)	SOFR +	5.00%	8.76%	5/6/2025	3/3/2031		33,188	32,786	33,188	0.56
G&A Partners Holding Company II, LLC	(4)(10)	SOFR +	5.00%	8.76%	5/6/2025	3/3/2031		20,406	20,328	20,406	0.35
G&A Partners Holding Company II, LLC	(4)(5)(10)	SOFR +	5.00%	8.76%	5/6/2025	3/3/2031		4,692	4,675	4,692	0.08
G&A Partners Holding Company II, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.76%	5/6/2025	3/3/2030		329	291	329	0.01
Guidehouse, Inc.	(4)(10)	SOFR +	4.75%	8.65%	10/15/2021	12/16/2030		312,010	310,641	296,410	5.04
IG Investments Holdings, LLC	(4)(7)(10)	SOFR +	5.00%	8.82%	11/1/2024	9/22/2028		45,536	45,255	45,536	0.77
King Bidco S.P.E.C.	(4)(5)(6)(8)	E +	5.25%	7.84%	6/26/2025	6/26/2032	EUR	175	201	194	0.00
King Bidco S.P.E.C.	(4)(5)(6)(8)	E +	5.25%	7.84%	6/26/2025	6/26/2032	EUR	75	86	83	0.00
Mercury Bidco Globe, Limited	(4)(5)(6)(8)	S +	6.25%	9.98%	1/18/2024	1/31/2031	GBP	54,601	68,509	72,393	1.23
Mercury Bidco Globe, Limited	(4)(5)(6)(9)	SOFR +	6.25%	10.07%	1/30/2024	1/31/2031		4,520	4,293	4,520	0.08
MPG Parent Holdings, LLC	(4)(11)	SOFR +	5.00%	8.73%	1/8/2024	1/8/2030		10,680	10,563	10,680	0.18
MPG Parent Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.00%	8.84%	1/8/2024	1/8/2030		4,370	4,304	4,370	0.07
NDT Global Holding, Inc.	(4)(5)(6)(7)(9)	SOFR +	4.50%	8.40%	6/3/2025	6/4/2032		924	914	914	0.02
Oxford Global Resources, Inc.	(4)(11)	SOFR +	6.00%	10.00%	8/17/2021	8/17/2027		18,434	18,380	18,434	0.31
Oxford Global Resources, Inc.	(4)(7)(11)	SOFR +	6.00%	10.00%	8/17/2021	8/17/2027		2,857	2,842	2,857	0.05
Oxford Global Resources, Inc.	(4)(11)	SOFR +	6.00%	9.87%	6/6/2024	8/17/2027		2,178	2,165	2,178	0.04
Pavion Corp.	(4)(10)	SOFR +	6.00%	9.82%	10/30/2023	10/30/2030		75,024	74,151	75,024	1.28
Pavion Corp.	(4)(10)	SOFR +	5.75%	9.70%	10/30/2023	10/30/2030		15,819	15,676	15,819	0.27
Petrus Buyer, Inc.	(4)(7)(10)	SOFR +	4.50%	8.25%	10/17/2022	10/17/2029		2,423	2,388	2,423	0.04
Petrus Buyer, Inc.	(4)(5)(10)	SOFR +	4.50%	8.25%	2/26/2025	10/17/2029		637	635	637	0.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Professional Services (continued)
Red Pathway Bidco, AB	(4)(5)(6)(8)	ST +	4.50%	6.51%	10/15/2025	10/30/2032	SEK	55,110	$5,760	$5,418	0.09%
Red Pathway Bidco, AB	(4)(5)(6)(8)	N +	4.50%	9.10%	10/30/2025	10/30/2032	NOK	27,111	2,660	2,774	0.05
Red Pathway Bidco, AB	(4)(5)(6)(8)	CI +	4.50%	6.85%	10/30/2025	10/30/2032	DKK	12,140	1,856	1,811	0.03
Red Pathway Bidco, AB	(4)(5)(6)(8)	E +	4.50%	6.93%	10/30/2025	10/30/2032	EUR	3,658	4,174	4,080	0.07
Red Pathway Bidco, AB	(4)(5)(6)(7)(8)	ST +	4.50%	6.51%	10/15/2025	10/30/2032	SEK	31,080	3,235	3,024	0.05
STV Group, Inc.	(4)(7)(10)	SOFR +	4.75%	8.65%	3/20/2024	3/20/2031		$23,809	23,449	23,594	0.40
Teneo Holdings, LLC	(4)(9)	SOFR +	4.75%	8.65%	7/31/2025	7/29/2032	116,485		115,515	116,485	1.98
Teneo Holdings, LLC	(4)(5)(7)(9)	SOFR +	4.75%	8.78%	7/31/2025	7/29/2032	4,259		4,112	4,259	0.07
The North Highland Co, LLC	(4)(10)	SOFR +	4.75%	8.65%	12/20/2024	12/22/2031	15,742		15,625	15,467	0.26
The North Highland Co, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.65%	12/20/2024	12/20/2030	675		623	571	0.01
Trinity Air Consultants Holdings Corp.	(4)(10)	SOFR +	4.25%	8.17%	6/29/2021	6/29/2029	59,302		58,966	59,302	1.01
Trinity Air Consultants Holdings Corp.	(4)(7)(10)	SOFR +	4.25%	8.11%	6/29/2021	6/29/2029	34,351		34,186	34,351	0.58
Trinity Partners Holdings, LLC	(4)(7)(10)(18)	SOFR +	5.24%	9.21%	12/21/2021	12/31/2030	5,114		5,080	5,049	0.09
West Monroe Partners, LLC	(4)(10)	SOFR +	4.75%	8.50%	11/9/2021	11/8/2028	14,333		14,250	14,262	0.24
West Monroe Partners, LLC	(4)(5)(7)(10)	SOFR +	4.75%	8.50%	12/18/2024	11/8/2028	490		487	459	0.01
West Monroe Partners, LLC	(4)(10)	SOFR +	4.75%	8.50%	9/15/2025	11/8/2028	25,675		25,481	25,547	0.43
Woolpert Holdings, Inc.	(4)(5)(7)(11)	SOFR +	4.50%	8.42%	6/30/2026	4/5/2032	2,244		2,223	2,194	0.04
YA Intermediate Holdings II, LLC	(4)(10)	SOFR +	5.00%	9.07%	10/1/2024	10/1/2031	7,750		7,702	7,730	0.13
YA Intermediate Holdings II, LLC	(4)(5)(7)(10)	SOFR +	5.00%	8.73%	10/1/2024	10/1/2031	2,137		2,112	2,125	0.04
									1,332,401	1,326,321	22.52
Real Estate Management & Development
Castle Management Borrower, LLC	(4)(7)(11)	SOFR +	5.50%	9.57%	11/3/2023	11/5/2029	22,692		22,373	22,550	0.38
Community Management Holdings Midco 2, LLC	(4)(7)(10)	SOFR +	5.00%	8.75%	11/1/2024	11/3/2031	9,505		9,384	9,394	0.16
Community Management Holdings Midco 2, LLC	(4)(5)(10)	SOFR +	5.00%	9.02%	11/1/2024	11/3/2031	6,415		6,354	6,351	0.11
Community Management Holdings Midco 2, LLC	(4)(5)(10)	SOFR +	5.00%	9.07%	7/8/2025	11/3/2031	5,459		5,414	5,404	0.09
Community Management Holdings Midco 2, LLC	(4)(5)(10)	SOFR +	5.00%	9.14%	9/18/2026	11/3/2031	1,689		1,672	1,672	0.03
Neptune BidCo, SAS	(4)(5)(6)(8)	E +	5.25%	7.71%	4/1/2024	4/1/2031	EUR	8,395	8,958	9,507	0.16

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Real Estate Management & Development (continued)
Odevo, AB	(4)(5)(6)(8)	S +	5.25%	8.98%	10/31/2024	12/31/2030	GBP	2,215	$2,797	$2,937	0.05%
Odevo, AB	(4)(5)(6)(8)	ST +	5.25%	7.26%	10/31/2024	12/31/2030	SEK	90,957	8,223	9,078	0.15
Odevo, AB	(4)(6)(8)	SOFR +	5.25%	9.01%	10/31/2024	12/31/2030		$28,239	28,140	28,239	0.48
Odevo, AB	(4)(5)(6)(8)	E +	5.25%	7.63%	11/28/2024	12/31/2030	EUR	16,052	16,767	18,178	0.31
Odevo, AB	(4)(5)(6)(8)	SOFR +	5.25%	9.01%	6/30/2025	12/31/2030	10,329		9,519	10,329	0.18
Odevo, AB	(4)(5)(6)(8)	S +	5.25%	8.98%	9/12/2025	12/31/2030	GBP	3,729	4,540	4,944	0.08
Odevo, AB	(4)(5)(6)(8)	S +	4.75%	8.48%	2/18/2026	12/31/2030	GBP	3,760	5,049	4,935	0.08
Odevo, AB	(4)(5)(6)(7)(8)	E +	4.75%	7.13%	9/17/2025	12/31/2030	EUR	3,499	3,980	3,649	0.06
Odevo, AB	(4)(5)(6)(8)	SOFR +	4.75%	8.38%	7/13/2026	12/31/2030	4,028		4,138	3,987	0.07
									137,308	141,154	2.39
Software
Abacus Holdco 2, Oy	(4)(5)(6)(8)	E +	4.75%	7.16%	10/11/2024	10/10/2031	EUR	727	791	824	0.01
Abacus Holdco 2, Oy	(4)(5)(6)(7)(8)	E +	4.75%	7.16%	10/11/2024	10/10/2031	EUR	129	140	146	0.00
Acumatica Holdings, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.57%	7/28/2025	7/28/2032	11,613		11,500	11,332	0.19
AI Titan Parent, Inc.	(4)(7)(10)	SOFR +	4.50%	8.40%	8/29/2024	8/29/2031	4,548		4,513	4,496	0.08
Anaplan, Inc.	(4)(7)(10)	SOFR +	4.50%	8.26%	5/20/2025	6/21/2029	24,062		23,947	23,818	0.40
Arnhem BidCo, GmbH	(4)(6)(7)(8)	E +	4.50%	7.09%	9/18/2024	9/30/2031	EUR	57,981	63,698	65,661	1.12
AuditBoard, Inc.	(4)(7)(10)	SOFR +	5.50%	9.57% (incl. 3.00% PIK)	7/12/2024	7/14/2031	13,789		13,684	13,634	0.23
AuditBoard, Inc.	(4)(5)(10)	SOFR +	5.50%	9.57% (incl. 3.00% PIK)	12/10/2025	7/14/2031	1,779		1,768	1,761	0.03
Azurite Intermediate Holdings, Inc.	(4)(7)(10)	SOFR +	6.00%	9.90%	3/19/2024	3/19/2031	36,751		36,361	35,264	0.60
Banyan Software Holdings, LLC	(4)(11)	SOFR +	5.50%	9.40%	1/2/2025	1/2/2031	9,250		9,185	9,227	0.16
Banyan Software Holdings, LLC	(4)(5)(11)	SOFR +	5.50%	9.40%	1/2/2025	1/2/2031	6,714		6,666	6,697	0.11
Banyan Software Holdings, LLC	(4)(5)(7)(11)	SOFR +	5.25%	9.15%	10/7/2025	1/2/2031	4,725		4,699	4,607	0.08
Bayshore Intermediate #2, LP	(4)(10)	SOFR +	5.50%	9.48% (incl. 3.00% PIK)	9/19/2025	10/2/2028	99,888		99,825	97,391	1.66
Bayshore Intermediate #2, LP	(4)(5)(7)(10)	SOFR +	5.00%	9.06%	11/8/2024	10/1/2027	6,235		6,220	6,004	0.10
BlueCat Networks USA, Inc.	(4)(10)	SOFR +	5.25%	9.11%	8/8/2022	8/8/2028	1,948		1,936	1,948	0.03
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	5.25%	9.11%	8/8/2022	8/8/2028	343		341	343	0.01
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	5.25%	9.11%	8/8/2022	8/8/2028	236		235	236	0.00
BlueCat Networks USA, Inc.	(4)(5)(10)	SOFR +	5.25%	9.11%	10/25/2024	8/8/2028	1,581		1,570	1,581	0.03
Bluefin Holding, LLC	(4)(7)(11)	SOFR +	4.25%	8.11%	9/12/2023	9/12/2029	27,291		26,941	27,291	0.46
Brave Parent Holdings, Inc.	(4)(7)(9)	SOFR +	4.50%	8.40%	10/17/2025	11/28/2030	66,593		66,159	65,095	1.11
Businessolver.com, Inc.	(4)(10)	SOFR +	4.50%	8.57%	12/3/2025	12/3/2032	5,121		5,085	5,083	0.09

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Caribou Bidco, Ltd.	(4)(6)(8)	S +	5.00%	8.73%	7/2/2024	2/2/2029	GBP	39,280	$50,069	$49,346	0.84%
CJX Borrower, LLC	(4)(5)(10)	SOFR +	5.50%	9.50%	10/9/2024	7/14/2027		$845	845	697	0.01
Confine Visual Bidco	(4)(6)(8)	SOFR +	6.00%	9.87% (incl. 6.00% PIK)	2/23/2022	2/23/2029		16,111	15,949	13,735	0.23
Confine Visual Bidco	(4)(5)(6)(8)	SOFR +	6.00%	9.87% (incl. 6.00% PIK)	3/11/2022	2/23/2029		385	384	328	0.01
Confluence Technologies, Inc.	(4)(5)(9)	SOFR +	5.00%	8.76%	2/14/2025	7/30/2028		2,215	2,179	2,149	0.04
Connatix Buyer, Inc.	(4)(10)	SOFR +	5.50%	9.50%	7/14/2021	7/14/2027		20,967	20,912	17,298	0.29
Connatix Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.51%	7/14/2021	7/14/2027		4,997	4,983	4,046	0.07
Connatix Buyer, Inc.	(4)(5)(10)	SOFR +	5.50%	9.50%	10/9/2024	7/14/2027		1,123	1,117	926	0.02
Coupa Software, Inc.	(4)(5)(6)(10)	SOFR +	5.25%	9.07%	2/27/2023	2/27/2030		1,795	1,773	1,759	0.03
Coupa Software, Inc.	(4)(5)(6)(10)	SOFR +	5.25%	9.07%	2/27/2023	2/27/2030		164	163	160	0.00
Coupa Software, Inc.	(4)(5)(6)(7)(10)	SOFR +	5.25%	9.07%	2/27/2023	2/27/2029		84	82	81	0.00
Crewline Buyer, Inc.	(4)(7)(11)	SOFR +	6.75%	10.57%	11/8/2023	11/8/2030		61,956	60,951	58,887	1.00
Denali Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	4.50%	8.23%	9/5/2025	9/5/2031	GBP	17,654	23,295	23,169	0.39
Denali Bidco, Ltd.	(4)(5)(6)(8)	E +	4.50%	7.09%	9/5/2025	9/5/2031	EUR	32,854	38,037	36,834	0.63
Diligent Corp.	(4)(10)	SOFR +	5.00%	8.90%	4/30/2024	8/2/2030		49,683	49,560	47,199	0.80
Diligent Corp.	(4)(10)	SOFR +	8.42%	12.18% PIK	4/30/2024	8/2/2030		8,786	8,765	8,347	0.14
Discovery Education, Inc.	(4)(10)(17)	SOFR +	6.75%	10.59% (incl. 5.80% PIK)	4/7/2022	4/9/2029		36,060	35,876	25,243	0.43
Discovery Education, Inc.	(4)(5)(10)(17)	SOFR +	5.75%	9.85%	4/7/2022	4/9/2029		2,960	2,919	2,072	0.04
Discovery Education, Inc.	(4)(5)(10)(17)	SOFR +	6.75%	10.49% (incl. 5.75% PIK)	10/3/2023	4/9/2029		4,046	4,022	2,832	0.05
Doit International, Ltd.	(4)(5)(7)(11)	SOFR +	4.50%	8.24%	11/25/2024	11/26/2029		11,432	11,214	11,345	0.19
Dropbox, Inc.	(4)(6)(10)(18)	SOFR +	4.92%	8.99%	12/10/2024	12/11/2029		122,011	121,140	121,401	2.06
Eagan Parent, Inc.	(4)(5)(7)(9)	SOFR +	4.25%	7.99%	9/6/2025	9/8/2032		361	360	359	0.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
Elements Finco, Ltd.	(4)(5)(6)(8)	SOFR +	5.00%	8.90%	4/30/2024	4/29/2031		$5,046	$5,031	$4,983	0.08%
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.23% (incl. 2.50% PIK)	3/27/2024	4/29/2031	GBP	20,219	25,187	26,540	0.45
Elements Finco, Ltd.	(4)(6)(8)	SOFR +	5.25%	9.15% (incl. 2.25% PIK)	3/27/2024	4/29/2031	6,304		6,258	6,226	0.11
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.50%	9.23% (incl. 2.50% PIK)	3/27/2024	4/29/2031	GBP	9,064	11,290	11,897	0.20
Elements Finco, Ltd.	(4)(5)(6)(8)	S +	5.25%	8.98% (incl. 2.25% PIK)	11/29/2024	4/29/2031	GBP	3,713	4,623	4,862	0.08
Everbridge Holdings, LLC	(4)(6)(10)	SOFR +	5.00%	8.73%	7/2/2024	7/2/2031	21,833		21,759	21,833	0.37
Everbridge Holdings, LLC	(4)(5)(6)(7)(10)	SOFR +	5.00%	8.73%	7/2/2024	7/2/2031	2,140		2,127	2,140	0.04
Experity, Inc.	(4)(10)	SOFR +	4.75%	8.82%	7/22/2021	2/22/2030	12,436		12,346	12,250	0.21
Experity, Inc.	(4)(5)(7)(10)	SOFR +	4.75%	8.82%	2/24/2022	2/22/2030	4,007		3,959	3,919	0.07
Experity, Inc.	(4)(5)(10)	SOFR +	4.75%	8.82%	2/24/2022	2/22/2030	861		857	848	0.01
Flexera Software, LLC	(4)(5)(9)	E +	4.75%	7.23%	8/15/2025	8/16/2032	EUR	9,726	11,356	10,601	0.18
Flexera Software, LLC	(4)(7)(9)	SOFR +	4.75%	8.48%	8/15/2025	8/16/2032	32,226		32,152	31,011	0.53
Gigamon, Inc.	(4)(7)(10)	SOFR +	5.75%	9.63%	3/11/2022	3/9/2029	7,380		7,329	7,191	0.12
Granicus, Inc.	(4)(7)(10)	SOFR +	5.75%	9.57% (incl. 2.25% PIK)	1/17/2024	1/17/2031	17,892		17,774	17,892	0.30
Granicus, Inc.	(4)(10)	SOFR +	5.25%	9.07% (incl. 2.25% PIK)	1/17/2024	1/17/2031	5,632		5,612	5,590	0.10
GS Acquisitionco, Inc.	(4)(5)(7)(10)	SOFR +	5.25%	9.32%	3/26/2024	5/25/2028	2,968		2,961	2,631	0.04
GS Acquisitionco, Inc.	(4)(5)(11)	SOFR +	5.25%	9.32%	3/26/2024	5/25/2028	5,233		5,225	4,645	0.08
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.00%	8.90%	6/14/2024	6/16/2031	15,231		15,133	14,926	0.25
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.00%	8.90%	9/26/2024	6/16/2031	6,940		6,893	6,801	0.12
Homecare Software Solutions, LLC	(4)(10)	SOFR +	5.00%	8.90%	6/14/2024	6/16/2031	5,657		5,621	5,544	0.09
Icefall Parent, Inc.	(4)(7)(11)	SOFR +	4.50%	8.57%	1/26/2024	1/25/2030	39,632		39,231	39,632	0.68
INK BC Bidco S.p.A.	(4)(6)(8)	E +	5.00%	7.69%	7/17/2025	7/16/2032	EUR	21,636	24,661	24,379	0.42
INK BC Bidco S.p.A.	(4)(6)(7)(8)	E +	5.00%	7.72%	7/17/2025	7/16/2032	EUR	1,451	1,642	1,623	0.03

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
IQN Holding Corp.	(4)(10)	SOFR +	5.25%	9.32%	5/2/2022	5/2/2029		$4,960	$4,943	$4,861	0.08%
IQN Holding Corp.	(4)(5)(7)(10)	SOFR +	5.25%	9.32%	5/2/2022	5/2/2028		364	363	352	0.01
IQN Holding Corp.	(4)(5)(10)	SOFR +	5.25%	9.32%	5/16/2025	5/2/2029		618	618	606	0.01
IRI Group Holdings, Inc.	(4)(7)(10)	SOFR +	4.25%	8.15%	4/9/2025	12/3/2029		197,497	195,880	197,497	3.36
Jeppesen Holdings, LLC	(4)(5)(7)(9)	SOFR +	4.75%	8.57%	10/31/2025	11/1/2032		64,409	63,967	63,740	1.09
JS Parent, Inc.	(4)(7)(10)	SOFR +	4.75%	8.57%	4/24/2024	4/24/2031		34,953	34,827	34,936	0.60
LD Lower Holdings, Inc.	(4)(11)	SOFR +	7.50%	11.67%	2/8/2021	8/9/2027		82,656	82,643	72,324	1.24
LogicMonitor, Inc.	(4)(7)(10)	SOFR +	5.50%	9.32%	11/15/2024	11/19/2031		21,381	21,142	20,911	0.37
Magnesium BorrowerCo, Inc.	(4)(10)	SOFR +	4.50%	8.40%	5/19/2022	5/18/2029		5,527	5,481	5,527	0.09
Magnesium BorrowerCo, Inc.	(4)(5)(10)	SOFR +	4.50%	8.40%	3/21/2024	5/18/2029		137	137	137	0.00
Magnesium BorrowerCo, Inc.	(4)(5)(10)	S +	4.50%	8.23%	5/19/2022	5/18/2029	GBP	3,314	4,101	4,393	0.07
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	3.75%	7.97%	7/30/2021	7/31/2028		8,287	8,254	7,002	0.12
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.25%	10.47%	6/9/2023	7/31/2028		6,773	6,700	6,095	0.10
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(7)(8)	SOFR +	3.75%	7.82%	2/14/2025	4/30/2028		262	260	202	0.00
ML Holdco, LLC	(4)(5)(9)	SOFR +	4.25%	8.07%	10/24/2025	10/25/2032		1,153	1,148	1,153	0.02
ML Holdco, LLC	(4)(5)(7)(9)	SOFR +	4.25%	8.15%	10/24/2025	10/25/2032		10	9	10	0.00
MRI Software, LLC	(4)(11)	SOFR +	4.75%	8.82%	9/22/2020	2/10/2028		6,602	6,604	6,404	0.11
MRI Software, LLC	(4)(11)	SOFR +	4.75%	8.82%	2/10/2020	2/10/2028		89,014	88,852	86,344	1.48
MRI Software, LLC	(4)(5)(7)(11)	SOFR +	4.75%	8.82%	2/10/2020	2/10/2028		2,011	1,992	1,528	0.03
MRI Software, LLC	(4)(5)(7)(11)	SOFR +	4.75%	8.82%	10/2/2025	2/10/2028		3,669	3,656	3,516	0.06
NAVEX TopCo, Inc.	(4)(7)(10)	SOFR +	5.00%	8.89%	10/14/2025	10/14/2032		82,597	81,546	82,447	1.41
Nintex Topco, Limited	(4)(6)(10)	SOFR +	6.00%	10.23%	11/12/2021	11/13/2028		33,935	33,741	25,706	0.45
Nintex USA, Inc.	(4)(5)(6)(10)	SOFR +	5.00%	9.23%	7/20/2026	11/13/2028		1,317	1,305	1,317	0.02
Noble Midco 3, Ltd.	(4)(5)(6)(7)(10)	SOFR +	4.75%	8.82% (incl. 2.97% PIK)	6/10/2024	6/7/2031		17,046	16,921	17,027	0.29
Noble Midco 3, Ltd.	(4)(5)(6)(7)(10)	SOFR +	4.75%	8.49%	6/10/2024	12/30/2030		323	306	323	0.01
Onward Acquireco, Inc.	(4)(7)(10)	SOFR +	5.05%	8.95% (incl. 2.68% PIK)	3/31/2026	4/1/2033		14,834	14,692	14,495	0.25
Optimizely North America, Inc.	(4)(5)(10)	S +	6.00%	9.73% (incl. 2.50% PIK)	10/30/2024	10/30/2031	GBP	861	1,109	1,087	0.02
Optimizely North America, Inc.	(4)(5)(10)	E +	5.75%	8.36% (incl. 2.50% PIK)	10/30/2024	10/30/2031	EUR	2,869	3,097	3,095	0.05
Optimizely North America, Inc.	(4)(5)(7)(10)	SOFR +	5.50%	9.57% (incl. 2.50% PIK)	10/30/2024	10/30/2031		8,178	8,110	7,777	0.13

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Software (continued)
PDI TA Holdings, Inc.	(4)(10)	SOFR +	6.00%	9.82% (incl. 2.50% PIK)	2/1/2024	2/3/2031		$47,540	$47,143	$43,499	0.75%
PDI TA Holdings, Inc.	(4)(5)(10)	SOFR +	5.50%	9.40%	2/1/2024	2/3/2031	3,800		3,765	3,477	0.06
QBS Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.57%	6/3/2025	6/3/2032	13,344		13,286	13,062	0.22
QBS Parent, Inc.	(4)(5)(7)(10)	SOFR +	4.50%	8.57%	6/3/2025	6/3/2032	207		206	138	0.00
Rally Buyer, Inc.	(4)(5)(10)	SOFR +	6.25%	10.11% (incl. 3.50% PIK)	7/19/2022	7/19/2029	927		920	806	0.01
Rally Buyer, Inc.	(4)(5)(7)(10)	SOFR +	5.75%	9.82%	7/19/2022	7/19/2029	100		100	86	0.00
Scorpio BidCo SAS	(4)(5)(6)(7)(8)	E +	5.75%	8.34%	4/3/2024	3/26/2031	EUR	22,826	24,389	25,799	0.44
Seven Bidco, SASU	(4)(5)(6)(7)(8)	E +	4.40%	6.95%	8/29/2025	8/27/2032	EUR	3,412	3,969	3,822	0.06
SI Swan UK Bidco, Ltd.	(4)(5)(6)(7)(8)	SOFR +	4.75%	8.42%	12/16/2025	12/16/2032	47,520		47,291	47,143	0.80
Solis Midco, SAS	(4)(5)(6)(7)(8)	E +	4.50%	6.82%	10/8/2025	10/8/2032	EUR	313	358	348	0.01
Spaceship Purchaser, Inc.	(4)(7)(10)(18)	SOFR +	4.67%	8.74%	9/5/2025	10/17/2031	5,219		5,049	4,993	0.08
Supernova Borrower Holdco, LLC	(4)(5)(7)(9)	SOFR +	5.00%	8.82%	5/12/2026	5/12/2033	5,635		5,600	5,612	0.10
Tango Bidco, SAS	(4)(5)(6)(8)	E +	5.25%	7.68%	10/17/2024	10/15/2031	EUR	11,872	12,727	13,243	0.23
Tango Bidco, SAS	(4)(5)(6)(7)(8)	E +	5.25%	7.68%	10/17/2024	10/15/2031	EUR	4,196	4,484	4,665	0.08
Tricentis Operations Holdings, Inc.	(4)(7)(10)	SOFR +	6.00%	9.74% (incl. 3.25% PIK)	2/11/2025	2/11/2032	24,531		24,315	23,960	0.41
Triple Lift, Inc.	(4)(10)	SOFR +	5.50%	9.65%	3/18/2022	5/5/2028	13,494		13,424	11,942	0.20
Triple Lift, Inc.	(4)(7)(10)	SOFR +	5.50%	9.65%	5/6/2021	5/5/2028	46,427		46,180	40,203	0.68
Varicent Parent Holdings Corp.	(4)(5)(7)(10)	SOFR +	6.00%	10.07% (incl. 3.25% PIK)	8/23/2024	8/23/2031	13,534		13,379	13,180	0.22
Varicent Parent Holdings Corp.	(4)(5)(7)(10)	SOFR +	6.00%	10.07% (incl. 3.25% PIK)	10/15/2025	8/23/2031	5,583		5,536	5,452	0.09
WPEngine, Inc.	(4)(7)(10)	SOFR +	5.75%	9.77%	8/14/2023	8/14/2029	66,667		65,614	65,133	1.11
Zendesk, Inc.	(4)(5)(7)(10)	SOFR +	5.00%	9.03%	7/23/2024	11/22/2028	1,825		1,811	1,786	0.03
Zendesk, Inc.	(4)(5)(10)	SOFR +	5.00%	9.03%	11/21/2025	11/22/2028	123		122	120	0.00
Zorro Bidco, Ltd.	(4)(5)(6)(7)(8)	S +	4.65%	8.38%	8/13/2024	8/13/2031	GBP	29,510	37,054	38,700	0.66
Zorro Bidco, Ltd.	(4)(5)(6)(8)	S +	4.65%	8.38%	1/30/2025	8/13/2031	GBP	3,165	3,908	4,154	0.07
Zorro Bidco, Ltd.	(4)(5)(6)(8)	ST +	4.65%	6.84%	2/6/2025	8/13/2031	SEK	43,390	3,956	4,287	0.07
									2,185,876	2,125,038	36.19

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Specialty Retail
CustomInk, LLC	(4)(11)(18)	SOFR +	5.98%	9.83%	5/3/2019	5/3/2028	$145,836	$145,836	$145,836	2.48%
Technology Hardware, Storage & Peripherals
Lytx, Inc.	(4)(11)	SOFR +	5.00%	9.00%	6/13/2024	2/28/2028	84,454	84,211	84,454	1.44
Trading Companies & Distributors
Paramount Global Surfaces, Inc.	(4)(5)(11)	SOFR +	5.00%	9.07%	4/30/2021	8/18/2033	9,175	8,824	9,106	0.15
Red Fox CD Acquisition Corp.	(4)(11)	SOFR +	6.00%	10.07%	3/4/2024	3/4/2030	72,708	71,754	71,981	1.22
Red Fox CD Acquisition Corp.	(4)(5)(7)(11)	SOFR +	6.00%	10.07%	5/31/2024	3/4/2030	26,192	25,796	25,915	0.44
								106,374	107,002	1.81
Transportation Infrastructure
Capstone Acquisition Holdings, Inc.	(4)(11)	SOFR +	4.50%	8.50%	8/29/2024	11/13/2029	5,363	5,352	5,363	0.09
Frontline Road Safety, LLC	(4)(8)	SOFR +	4.75%	8.65% (incl. 2.00% PIK)	3/4/2025	3/4/2032	15,538	15,421	15,227	0.26
Frontline Road Safety, LLC	(4)(5)(8)	SOFR +	4.75%	8.65% (incl. 2.00% PIK)	3/4/2025	3/4/2032	4,559	4,534	4,468	0.08
Frontline Road Safety, LLC	(4)(5)(8)	SOFR +	4.75%	8.65% (incl. 2.00% PIK)	5/15/2025	3/4/2032	4,830	4,783	4,733	0.08
Frontline Road Safety, LLC	(4)(5)(8)	SOFR +	4.75%	8.65% (incl. 2.00% PIK)	10/15/2025	3/4/2032	5,449	5,403	5,340	0.09
Frontline Road Safety, LLC	(4)(5)(8)	SOFR +	4.75%	8.65% (incl. 2.00% PIK)	12/31/2025	3/4/2032	2,860	2,836	2,803	0.05
Frontline Road Safety, LLC	(4)(5)(7)(8)	SOFR +	4.75%	8.65%	3/4/2025	3/4/2032	224	205	173	0.00
Helix TS, LLC	(4)(10)	SOFR +	5.25%	9.32%	8/4/2021	8/5/2030	34,105	33,841	33,423	0.58
Helix TS, LLC	(4)(10)	SOFR +	5.25%	9.32%	8/4/2021	8/5/2030	20,487	20,321	20,077	0.34
Helix TS, LLC	(4)(10)	SOFR +	5.25%	9.32%	12/22/2023	8/5/2030	3,709	3,666	3,635	0.06
Helix TS, LLC	(4)(5)(10)	SOFR +	5.25%	9.32%	12/14/2022	8/5/2030	965	957	946	0.02
Helix TS, LLC	(4)(5)(7)(10)	SOFR +	5.25%	9.32%	6/30/2026	8/5/2030	582	556	482	0.01
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.00%	8.80%	4/19/2021	10/18/2030	23,914	23,813	23,555	0.40
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.25%	9.05%	4/19/2021	10/18/2030	14,740	14,686	14,519	0.25
Roadsafe Holdings, Inc.	(4)(11)	SOFR +	5.00%	8.96%	1/31/2022	10/18/2030	3,006	2,990	2,961	0.05
Roadsafe Holdings, Inc.	(4)(5)(11)	P +	4.00%	11.00%	9/11/2024	10/18/2030	893	881	880	0.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

First Lien Debt - non-controlled/non-affiliated (continued)
Transportation Infrastructure (continued)
Safety Borrower Holdings, LP	(4)(11)	SOFR +	4.75%	8.65%	12/19/2025	12/19/2032	$7,549	$7,515	$7,473	0.13%
Safety Borrower Holdings, LP	(4)(5)(7)(11)	P +	3.75%	10.75%	9/1/2021	12/19/2032	28	22	19	0.00
Sam Holding Co, Inc.	(4)(7)(10)	SOFR +	5.00%	9.07%	6/30/2026	6/30/2033	5,455	5,425	5,424	0.09
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	9.47%	7/9/2021	7/9/2028	37,790	37,664	37,507	0.64
TRP Infrastructure Services, LLC	(4)(11)	SOFR +	5.50%	9.46%	12/2/2024	7/9/2028	60,101	59,898	59,651	1.02
								250,769	248,659	4.25
Wireless Telecommunication Services
CCI Buyer, Inc.	(4)(7)(10)	SOFR +	5.00%	9.07%	5/13/2025	5/13/2032	21,859	21,673	21,846	0.37
Total First Lien Debt - non-controlled/non-affiliated								12,529,640	12,238,856	208.01
First Lien Debt - non-controlled/affiliated
Aerospace & Defense
Align Precision Group, LLC	(4)(5)(11)(16)	SOFR +	6.75%	10.60% PIK	7/3/2025	7/3/2030	9,457	9,457	8,795	0.15
Align Precision Group, LLC	(4)(5)(7)(11)(16)	SOFR +	6.75%	10.60% PIK	7/3/2025	7/3/2030	1,923	1,918	1,923	0.03
								11,375	10,718	0.18
Health Care Providers & Services
New ACI Buyer, LLC	(4)(5)(10)(16)	SOFR +	6.25%	10.32% (incl. 3.13% PIK)	6/29/2026	6/30/2031	22,748	22,748	22,748	0.38
New ACI Buyer, LLC	(4)(5)(10)(16)	SOFR +	5.50%	9.57%	6/29/2026	6/30/2031	8,728	8,360	8,728	0.15
								31,108	31,476	0.53
Professional Services
Material Holdings, LLC	(4)(5)(10)(16)(17)	SOFR +	6.00%	10.17% (incl. 5.58% PIK)	6/14/2024	8/19/2027	21,665	21,071	13,376	0.23
Material Holdings, LLC	(4)(5)(10)(16)(17)	SOFR +	6.00%	10.17% (incl. 9.83% PIK)	6/14/2024	8/19/2027	6,368	5,263	0	0.00
Material Holdings, LLC	(4)(5)(7)(10)(16)	SOFR +	6.00%	10.17% (incl. 9.83% PIK)	6/25/2025	8/19/2027	2,206	2,205	2,165	0.04
								28,539	15,541	0.27
Software
Medallia, Inc.	(4)(5)(10)(16)	SOFR +	5.00%	8.98%	7/30/2026	10/29/2031	91,081	91,081	91,081	1.55
Medallia, Inc.	(4)(5)(10)(16)	SOFR +	5.00%	8.98%	7/30/2026	10/29/2031	21,019	21,019	21,019	0.36
								112,100	112,100	1.91
Total First Lien Debt - non-controlled/affiliated								183,122	169,835	2.89
Total First Lien Debt								12,712,762	12,408,691	210.90

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)		Cost (3)	Fair Value	% of Net Assets

Second Lien Debt
Second Lien Debt - non-controlled/non-affiliated
Health Care Providers & Services
Canadian Hospital Specialties, Ltd.	(4)(5)(6)(8)		8.75%	8.75%	4/15/2021	4/15/2029	CAD	10,533	$8,348	$7,105	0.12%
Jayhawk Buyer, LLC	(4)(11)	SOFR +	9.00%	12.92%	5/26/2021	7/16/2028		$5,183	5,157	4,911	0.08
									13,505	12,016	0.20
Health Care Technology
Project Ruby Ultimate Parent Corp.	(4)(5)(10)	SOFR +	5.25%	9.27%	10/15/2024	3/12/2029	1,000		997	995	0.02
Insurance
SQ ABS Issuer, LLC	(4)(5)(6)(8)		9.65%	9.65%	10/11/2024	10/20/2039	2,576		2,544	2,531	0.04
Interactive Media & Services
Speedster Bidco, GmbH	(4)(6)(8)	CA +	5.50%	7.81%	12/10/2024	11/13/2032	CAD	49,484	34,799	34,423	0.59
IT Services
Inovalon Holdings, Inc.	(4)(10)	SOFR +	8.50%	12.58% PIK	4/11/2025	11/24/2033	17,750		17,586	15,088	0.26
Machinery
Victory Buyer, LLC	(4)(8)	SOFR +	6.00%	9.82%	2/13/2026	2/13/2034	8,333		8,220	8,333	0.14
Professional Services
Thevelia US, LLC	(4)(5)(6)(9)	SOFR +	5.00%	9.07%	6/17/2022	6/17/2032	4,920		4,836	4,920	0.08
Real Estate Management & Development
Progress Residential PM Holdings, LLC	(4)(8)	SOFR +	4.75%	8.52%	9/11/2025	9/11/2028	73,660		73,185	72,923	1.24
Software
CB Nike Holdco, LLC	(4)(11)	SOFR +	7.35%	11.09% PIK	11/25/2024	11/26/2029	43,458		42,912	43,459	0.75
Denali Holdco, Ltd.	(4)(5)(6)(8)		9.80%	9.80% PIK	9/5/2025	9/5/2032	EUR	14,974	17,383	16,702	0.29
Denali Holdco, Ltd.	(4)(5)(6)(8)		11.20%	11.20% PIK	9/5/2025	9/5/2032	GBP	8,749	11,709	11,426	0.19
INK BC Bidco S.p.A.	(4)(6)(8)	E +	8.25%	10.39% PIK	7/17/2025	7/16/2033	EUR	3,108	3,547	3,502	0.06
INK BC Bidco S.p.A.	(4)(6)(8)	E +	8.25%	10.97%	11/12/2025	7/17/2033	EUR	2,207	2,513	2,487	0.04
Mandolin Technology Intermediate Holdings, Inc.	(4)(5)(9)	SOFR +	6.50%	10.41% (incl. 6.50% PIK)	7/30/2021	7/30/2029	3,915		3,897	3,014	0.05
Solis Midco, SAS	(4)(5)(6)(8)	E +	7.75%	10.60% PIK	10/8/2025	10/8/2033	EUR	104	119	115	0.00
									82,080	80,705	1.38
Total Second Lien Debt - non-controlled/non-affiliated									237,752	231,934	3.95
Second Lien Debt - non-controlled/affiliated
Health Care Providers & Services
New ACI Intermediate I, LLC	(4)(5)(8)(16)		10.00%	10.00% PIK	6/29/2026	6/28/2032	20,787		20,787	20,787	0.35
Total Second Lien Debt - non-controlled/affiliated									20,787	20,787	0.35
Total Second Lien Debt									258,539	252,721	4.30

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Unsecured Debt
Unsecured Debt - non-controlled/non-affiliated
Commercial Services & Supplies
Genstar Neptune Blocker, LLC	(4)(5)(8)	10.25%	10.25%	8/8/2026	12/31/2029	$8	$2	$8	0.00%
GTCR/Jupiter Blocker, LLC	(4)(5)(8)	10.25%	10.25%	8/8/2026	11/8/2029	11	11	11	0.00
							13	19	0.00
Health Care Technology
Healthcomp Holding Company, LLC	(4)(5)(8)	13.75%	13.75% PIK	11/8/2023	11/7/2031	15,217	15,022	12,479	0.21
Total Unsecured Debt - non-controlled/non-affiliated							15,035	12,498	0.21
Total Unsecured Debt							15,035	12,498	0.21

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other
Equity and other- non-controlled/non-affiliated
Aerospace & Defense
Micross Topco, Inc. - Common Equity	(4)			3/28/2022		4,767	$4,766	$7,012	0.11%
Air Freight & Logistics
Mode Holdings, LP - Class A-2 Common Units	(4)			12/9/2019		5,486,923	5,486	1,537	0.03
Red Griffin ParentCo, LLC - Class A Common Units	(4)			11/27/2024		935	3,968	502	0.01
							9,454	2,039	0.04
Commercial Services & Supplies
Genstar Neptune Blocker, LLC - Blocker Units	(4)			12/2/2024		304	209	296	0.01
GTCR Investors, LP - Class A-1 Common Units	(4)			9/29/2023		361,865	362	427	0.01
GTCR/Jupiter Blocker, LLC - Blocker Units	(4)			9/30/2026		137	84	125	0.00
Jupiter Ultimate Holdings, LLC - Class A-R Preferred Units	(4)			9/30/2026		388	255	388	0.01
Jupiter Ultimate Holdings, LLC - Class B-R Preferred Units	(4)			9/30/2026		382	0	0	0.00
RC VI Buckeye Holdings, LLC - LLC Units	(4)			1/2/2025		141,182	141	176	0.00
							1,051	1,412	0.03
Distributors
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class A Units	(4)			12/10/2021		1	702	0	0.00
Box Co-Invest Blocker, LLC - (BP Alpha Holdings, LP) - Class C Preferred Units	(4)			7/12/2023		1	83	0	0.00
EIS Acquisition Holdings, LP - Class A Common Units	(4)			11/1/2021		6,761	3,350	17,471	0.30
							4,135	17,471	0.30
Diversified Consumer Services
Cambium Holdings, LLC - Senior Preferred Interest	(4)		11.50%	8/3/2021		12,511,857	12,315	13,933	0.24
DTA, LP - Class A Common Units	(4)			3/25/2024		2,516,215	2,729	4,353	0.07
							15,044	18,286	0.31

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
Diversified Telecommunication Services
Point Broadband Holdings, LLC - Class A Common Units	(4)			10/1/2021		6,930	$5,877	$7,856	0.13%
Point Broadband Holdings, LLC - Class B Common Units	(4)			10/1/2021		369,255	1,053	871	0.01
Point Broadband Holdings, LLC - Class Additional A Common Units	(4)			3/24/2022		1,489	1,263	1,688	0.03
Point Broadband Holdings, LLC - Class Additional B Common Units	(4)			3/24/2022		79,358	226	187	0.00
							8,419	10,602	0.17
Electrical Equipment
Griffon Aggregator, Ltd. - LP Interest	(4)			7/31/2025		610,738	611	965	0.02
Electronic Equipment, Instruments & Components
Spectrum Safety Solutions Purchaser, LLC - Common Equity	(4)(6)			7/1/2024		5,286,915	2,490	3,384	0.06
Financial Services
THL Fund IX Investors (Plymouth II), LP - LP Interest	(4)			8/31/2023		212,137	212	402	0.01
Health Care Equipment & Supplies
GCX Corporation Group Holdings, L.P. - Class A-2 Units	(4)			9/10/2021		539	539	221	0.00
Health Care Providers & Services
AVE Holdings I Corp. - Series A-1 Preferred Shares	(4)			2/25/2022		625,944	607	0	0.00
DCA TopCo, LP - Common Units	(4)			6/2/2026		1,143,559	10,139	10,143	0.17
Jayhawk Holdings, LP - Class A-1 Common Units	(4)			5/26/2021		2,201	392	45	0.00
Jayhawk Holdings, LP - Class A-2 Common Units	(4)			5/26/2021		1,185	211	24	0.00
WHCG Purchaser, Inc. - Class A Common Units	(4)			8/2/2024		4,755,436	0	0	0.00
							11,349	10,212	0.17

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
Health Care Technology
Caerus Midco 2 S.à r.l. - Additional Vehicle Units	(4)(6)			10/28/2022		109,129	$12	$5	0.00%
Caerus Midco 2 S.à r.l. - Vehicle Units	(4)(6)			5/25/2022		58,458	58	26	0.00
Healthcomp Holding Company, LLC - Preferred Interest	(4)			11/8/2023		9,850	985	0	0.00
							1,055	31	0.00
Insurance
Beacon HC, Ltd. - Class A Shares	(4)(6)			12/4/2025		136,841	11,730	12,272	0.21
Beacon HC, Ltd. - Class C Shares	(4)(6)			12/4/2025		1,135	72	102	0.00
CFCo, LLC (Benefytt Technologies, Inc.) - Class B Units	(4)			9/28/2023		14,907,400	0	0	0.00
SelectQuote, Inc. - Warrants	(4)(6)			10/11/2024		601,075	0	42	0.00
Shelf Holdco, Ltd. - Common Equity	(4)(6)			12/30/2022		50,000	50	190	0.00
							11,852	12,606	0.21
IT Services
NC Ocala Co-Invest Beta, LP - LP Interest	(4)			11/12/2021		2,854,133	2,854	1,142	0.02
Life Sciences Tools & Services
Falcon Top Parent, LLC - Class A Common Units	(4)			11/6/2024		772,599	773	773	0.01
Professional Services
OHCP V TC COI, LP - LP Interest	(4)			6/29/2021		3,500,000	3,502	8,750	0.15
Repario Data, LLC - Earnout	(4)			9/24/2026		968,240	726	726	0.01
Titan Investment Co, Inc. - Earnout	(4)			9/24/2026		2,349,406	356	356	0.01
Tricor Horizon - LP Interest	(4)(6)			6/13/2022		408,962	409	417	0.01
Trinity Air Consultants Holdings Corp. - Common Units	(4)			6/12/2024		2,583	3	6	0.00
							4,996	10,255	0.18
Real Estate Management & Development
Community Management Holdings Parent, LP - Series A Preferred Units	(4)(7)		8.00%	11/1/2024		358,770	359	413	0.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)		Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/non-affiliated (continued)
Software
AI Titan Group Holdings, LP - Class A-2 Common Units	(4)				8/28/2024		44	$44	$45	0.00%
Connatix Parent, LLC - Class L Common Units	(4)				7/14/2021		42,045	462	0	0.00
Descartes Holdings, Inc. - Class A Common Stock	(4)				10/9/2023		4,913	213	0	0.00
Expedition Holdco, LLC - Class A Common Units	(4)				2/24/2022		90	57	54	0.00
Expedition Holdco, LLC - Class B Common Units	(4)				2/24/2022		90,000	33	17	0.00
Mandolin Technology Holdings, Inc. - Series A Preferred Shares	(4)			10.50%	7/30/2021		3,550,000	3,444	3,481	0.06
Mimecast Limited - LP Interest	(4)				5/3/2022		667,850	668	735	0.01
Noble Aggregator GP, LLC - GP Units	(4)				10/14/2025		318	0	0	0.00
Noble Aggregator, LP - Common Equity Class A Units	(4)				10/14/2025		318	318	324	0.01
TPG IX Newark CI, LP - LP Interest	(4)				10/26/2023		1,965,727	1,966	1,577	0.03
Zoro - Common Equity	(4)				11/22/2022		2,073	21	22	0.00
Zoro - Series A Preferred Shares	(4)	SOFR +	9.50%	13.58%	11/22/2022		88	85	141	0.00
								7,311	6,396	0.11
Specialty Retail
CustomInk, LLC - Series A Preferred Units	(4)				5/3/2019		384,520	5,200	6,729	0.11
Trading Companies & Distributors
Porcelain Intermediate Holding II Corporation - Common Equity	(4)				8/18/2026		5	3,624	3,624	0.06
Transportation Infrastructure
Ncp Helix Holdings, LLC - Preferred Shares	(4)			8.00%	8/3/2021		376,232	292	342	0.01
Total Equity and other - non-controlled/non-affiliated								96,386	114,317	1.94
Equity and other - non-controlled/affiliated
Aerospace & Defense
Align Precision Group, LLC - Class A-3 Units	(4)(16)				7/3/2025		4,296	384	459	0.01

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments (1)(19)	Footnotes	Reference Rate and Spread (2)	Interest Rate (2)(15)	Acquisition Date	Maturity Date	Par Amount/Units (1)	Cost (3)	Fair Value	% of Net Assets

Equity and other - non-controlled/affiliated (continued)
Health Care Providers & Services
New ACI Holdings, LLC - Class A Common Units	(4)(16)			6/29/2026		97,807	$57,186	$57,191	0.97%
Insurance
Blackstone Donegal Holdings LP - LP Interests (Westland Insurance Group LTD)	(4)(6)(16)			1/5/2021			1	2,456	0.04
Professional Services
Material+ Holding Company, LLC - Class C Units	(4)(16)			6/14/2024		5,898	0	0	0.00
Material+ Holding Company, LLC - Class A Units	(4)(16)			3/6/2026		22	0	0	0.00
Material+ Holding Company, LLC - Class A Preferred Units	(4)(16)			3/6/2026		5	0	0	0.00
Material+ Holding Company, LLC - Class B Preferred Units	(4)(16)			3/6/2026		3	0	0	0.00
							0	0	0.00
Software
Medallia Topco, LLC - Senior Preferred Units	(4)(16)			7/30/2026		70,062,613	70,063	71,632	1.22
Medallia, Inc. - Common Equity Class A	(4)(16)			7/30/2026		140,125	39,764	26,269	0.45
							109,827	97,901	1.67
Total Equity and other - non-controlled/affiliated							167,398	158,007	2.69
Total Equity and other							263,784	272,324	4.63
Total Investments - non-controlled/non-affiliated							12,878,813	12,597,605	214.11
Total Investments - non-controlled/affiliated							371,307	348,629	5.93
Total Investment Portfolio							13,250,120	12,946,234	220.04
Cash and Cash Equivalents
BlackRock ICS US Treasury Fund - Core Distributing			3.73%				167	167	0.00
Fidelity Investments Money Market Treasury Portfolio - Class I			3.76%				2	2	0.00
State Street Institutional U.S. Government Money Market Fund - Investor Class			3.72%				18,285	18,285	0.31
State Street Institutional U.S. Government Money Market Fund - Premier Class			3.80%				133	133	0.00
Other Cash and Cash Equivalents							123,942	123,942	2.11
Total Cash and Cash Equivalents							142,529	142,529	2.42
Total Portfolio Investments, Cash and Cash Equivalents							$13,392,649	$13,088,763	222.46%

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)
(1)Unless otherwise indicated, all debt and equity investments held by the Company (which such term “Company” shall include the Company’s consolidated subsidiaries for purposes of this Condensed Consolidated Schedule of Investments) are denominated in U.S. dollars. As of September 30, 2026, the Company had investments denominated in Canadian Dollars (CAD), Euros (EUR), British Pounds (GBP), Danish Krone (DKK), Swedish Krona (SEK), Norwegian Krone (NOK), and Australian Dollars (AUD). All debt investments are income producing unless otherwise indicated. All equity investments are non-income producing unless otherwise noted. Certain portfolio company investments are subject to contractual restrictions on sales. The total par amount (in thousands) is presented for debt investments, while the number of shares or units (in whole amounts) owned is presented for equity investments. Each of the Company’s investments is pledged as collateral, under one or more of its credit facilities unless otherwise indicated.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either Sterling Overnight Interbank Average Rate (“SONIA” or “S”), Euro Interbank Offer Rate (“Euribor” or “E”), Secured Overnight Financing Rate (“SOFR”), Stockholm Interbank Offered Rate (“STIBOR” or “ST”), Copenhagen Interbank Offered Rate (“CIBOR” or “CI”), Norwegian Interbank Offered Rate (“NIBOR” or “N”), Australian Bank Bill Swap Bid Rate (“BBSY” or “BB”), Canadian Overnight Repo Rate Average (“CORRA” or “CA”) or an alternate base rate (commonly based on the Federal Funds Rate (“F”) or the U.S. Prime Rate (“P”)), which generally resets periodically. For each loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2026. Variable rate loans typically include an interest reference rate floor feature. As of September 30, 2026, 88.3% of the debt portfolio at fair value had an interest rate floor above zero. Rates on equity instruments represents contractual dividend rates on certain preferred equity positions.
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
(6)The investment is not a Qualifying Asset under Section 55(a) of the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). The Company may not acquire any non-qualifying asset unless, at the time of acquisition, Qualifying Assets represent at least 70% of the Company’s total assets. As of September 30, 2026, non-qualifying assets represented 17.7% of total assets as calculated in accordance with regulatory requirements.
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

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
123Dentist, Inc.	Delayed Draw Term Loan	9/16/2027	$8,700	$—
Abacus Holdco 2, Oy	Delayed Draw Term Loan	8/13/2027	157	—
Accordion Partners, LLC	Delayed Draw Term Loan	12/17/2027	6,425	—
Accordion Partners, LLC	Revolver	11/15/2031	1,789	(9)
Accuity Delivery Systems, LLC	Revolver	5/29/2031	5,327	(27)
Acumatica Holdings, Inc.	Revolver	7/28/2032	1,935	(19)
AI Titan Parent, Inc.	Delayed Draw Term Loan	11/16/2026	131	—
AI Titan Parent, Inc.	Revolver	8/29/2031	544	(5)
Albireo Energy, LLC	Delayed Draw Term Loan	8/5/2027	11,375	—
Align Precision Group, LLC	Delayed Draw Term Loan	4/3/2030	135	—
American Restoration Holdings, LLC	Delayed Draw Term Loan	2/19/2027	4,447	—
Amerilife Holdings, LLC	Revolver	8/31/2028	12,015	—
Amerilife Holdings, LLC	Delayed Draw Term Loan	2/28/2027	24,918	—
Amerivet Partners Management, Inc.	Revolver	2/25/2028	589	(51)
Anaplan, Inc.	Revolver	6/21/2028	161	(3)
Animal Wellness Investments S.p.A	Delayed Draw Term Loan	1/15/2029	2,418	(24)
Apex Companies, LLC	Delayed Draw Term Loan	10/24/2027	20,497	—
Apple AU Finco Pty, Ltd.	Delayed Draw Term Loan	5/28/2029	2,931	(14)
Apple SG Bidco Pte, Ltd.	Delayed Draw Term Loan	5/28/2029	15	—
AR Bidco, Ltd.	Delayed Draw Term Loan	7/20/2030	2,909	(14)
Armada Parent, Inc.	Revolver	10/29/2030	3,000	—
Arnhem BidCo, GmbH	Delayed Draw Term Loan	10/1/2027	2,220	—
Aryeh Bidco Investment, Ltd.	Delayed Draw Term Loan	1/14/2028	344	—
Aryeh Bidco Investment, Ltd.	Revolver	1/14/2033	658	—
Ascend Buyer, LLC	Revolver	9/30/2030	2,991	(30)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
AuditBoard, Inc.	Revolver	7/12/2031	$1,766	$(18)
Axsome Therapeutics, Inc.	Delayed Draw Term Loan	5/31/2027	8,805	—
Axsome Therapeutics, Inc.	Revolver	5/8/2030	1,957	—
Azurite Intermediate Holdings, Inc.	Revolver	3/19/2031	4,104	(17)
Baker Tilly Advisory Group, LP	Revolver	6/3/2030	3,692	—
Bamboo US BidCo, LLC	Revolver	9/29/2029	92	—
Banyan Software Holdings, LLC	Revolver	1/2/2031	1,006	(3)
Banyan Software Holdings, LLC	Delayed Draw Term Loan	10/8/2027	6,784	—
Bayshore Intermediate #2, LP	Revolver	10/1/2027	2,988	—
Bazaarvoice, Inc.	Revolver	5/7/2029	37,992	(95)
Beacon Dc, Ltd.	Revolver	12/4/2032	18,530	—
Beacon Dc, Ltd.	Delayed Draw Term Loan	9/25/2028	40,365	—
Bimini Group Purchaser, Inc.	Revolver	4/25/2031	7,337	—
Biotouch Global Solutions, Inc.	Delayed Draw Term Loan	8/27/2027	5,409	(41)
Biotouch Global Solutions, Inc.	Revolver	8/27/2032	865	—
Bluefin Holding, LLC	Revolver	9/12/2029	2,244	—
Brave Parent Holdings, Inc.	Revolver	11/28/2030	6,409	—
Brilliance Technologies, Inc.	Delayed Draw Term Loan	9/11/2027	836	—
Brilliance Technologies, Inc.	Revolver	3/11/2032	900	(5)
Caerus US 1, Inc.	Revolver	5/25/2031	362	—
Caerus US 1, Inc.	Delayed Draw Term Loan	9/22/2027	1,517	—
Caerus US 1, Inc.	Delayed Draw Term Loan	9/22/2027	1,710	—
Caerus US 1, Inc.	Delayed Draw Term Loan	9/22/2027	4,841	—
Cambium Learning Group, Inc.	Revolver	7/20/2028	29,061	—
Cambrex Corp.	Revolver	3/5/2032	2,160	—
Canadian Hospital Specialties, Ltd.	Revolver	4/15/2027	1,607	—
Carr Riggs & Ingram Capital, LLC	Delayed Draw Term Loan	11/18/2026	2,074	—
Carr Riggs & Ingram Capital, LLC	Revolver	11/18/2031	945	—
Castle Management Borrower, LLC	Revolver	11/5/2029	2,917	—
Castle Management Borrower, LLC	Delayed Draw Term Loan	12/9/2027	14,164	(142)
Cave Bidco, Oy	Delayed Draw Term Loan	8/31/2030	1,579	(13)
CCI Buyer, Inc.	Revolver	5/13/2032	1,289	(13)
CFGI Holdings, LLC	Revolver	11/2/2029	1,050	(26)
CFS Brands, LLC	Revolver	10/2/2029	8,483	—
Channelside AcquisitionCo, Inc.	Revolver	3/31/2028	3,178	(95)
Chartwell Cumming Holding Corp.	Revolver	6/16/2033	20,763	(335)
Cielo Bidco, Ltd.	Delayed Draw Term Loan	3/31/2028	9	—
Cielo Bidco, Ltd.	Delayed Draw Term Loan	3/31/2028	78	—
Cisive Holdings Corp.	Revolver	12/7/2029	1,111	(22)
Clearview Buyer, Inc.	Revolver	2/26/2029	1,142	—
Commander Buyer, Inc.	Delayed Draw Term Loan	6/26/2027	8,671	(43)
Commander Buyer, Inc.	Revolver	6/25/2032	5,781	(58)
Community Management Holdings Midco 2, LLC	Revolver	11/3/2031	1,608	(16)
Community Management Holdings Parent, LP	Equity		158	—
Compsych Investments Corp.	Delayed Draw Term Loan	7/22/2027	3,183	(147)
Connatix Buyer, Inc.	Revolver	7/14/2027	435	—
Consor Intermediate II, LLC	Delayed Draw Term Loan	11/10/2026	1,582	(4)
Consor Intermediate II, LLC	Revolver	5/9/2031	800	—
Continental Buyer, Inc.	Revolver	4/2/2031	2,715	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Continental Buyer, Inc.	Delayed Draw Term Loan	4/21/2028	$2,914	$—
Continental Buyer, Inc.	Revolver	4/2/2031	4,350	(22)
Continental Buyer, Inc.	Revolver	4/2/2031	2,081	(10)
Coupa Software, Inc.	Revolver	2/27/2029	42	—
CRCI Longhorn Holdings, Inc.	Delayed Draw Term Loan	8/27/2027	518	—
CRCI Longhorn Holdings, Inc.	Revolver	8/27/2031	1,912	(25)
Crewline Buyer, Inc.	Revolver	11/8/2030	6,438	(281)
Crumbl Enterprises, LLC	Revolver	5/5/2032	120	(6)
CT Technologies Intermediate Holdings, Inc.	Revolver	8/30/2031	5,904	(59)
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	7/7/2027	2,002	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	7/7/2027	1,735	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	8/5/2027	1,737	—
CT Technologies Intermediate Holdings, Inc.	Delayed Draw Term Loan	7/7/2027	1,165	—
DCG Acquisition Corp.	Revolver	6/13/2031	5,937	(59)
Denali Bidco, Ltd.	Delayed Draw Term Loan	9/5/2027	300	(3)
Denali TopCo, LLC	Delayed Draw Term Loan	8/26/2028	4,977	(25)
Denali TopCo, LLC	Revolver	8/26/2032	2,389	(24)
Divisions Holding Corp.	Revolver	4/17/2032	98	—
DM Intermediate Parent, LLC	Delayed Draw Term Loan	12/19/2027	2,038	—
DM Intermediate Parent, LLC	Revolver	9/30/2030	5,206	—
Doit International, Ltd.	Delayed Draw Term Loan	11/25/2026	11,606	(87)
Doit International, Ltd.	Revolver	11/26/2029	5,803	—
DTA Intermediate II, Ltd.	Revolver	3/27/2030	10,769	—
Eagan Parent, Inc.	Delayed Draw Term Loan	9/8/2027	90	—
Eagan Parent, Inc.	Revolver	9/8/2032	48	—
East River Bidco, GmbH	Delayed Draw Term Loan	3/27/2028	31	—
Eden Acquisitionco, Ltd.	Delayed Draw Term Loan	11/17/2026	11,341	(145)
Electro Switch Business Trust, LLC	Revolver	9/2/2032	326	—
ELK Bidco, Inc.	Delayed Draw Term Loan	12/13/2027	3,747	(9)
ELK Bidco, Inc.	Revolver	6/14/2032	3,373	(17)
EMB Purchaser, Inc.	Delayed Draw Term Loan	3/13/2028	2,877	—
EMB Purchaser, Inc.	Revolver	3/12/2032	2,416	—
Emergency Power Holdings, LLC	Delayed Draw Term Loan	8/17/2027	2,864	(4)
Endeavor Schools Holdings, LLC	Delayed Draw Term Loan	1/3/2027	8,138	(911)
ENV Bidco, AB	Delayed Draw Term Loan	7/29/2027	302	(4)
Essential Services Holding Corp.	Revolver	6/17/2030	804	—
Everbridge Holdings, LLC	Revolver	7/2/2031	2,222	—
Experity, Inc.	Revolver	2/22/2030	1,495	(22)
Experity, Inc.	Delayed Draw Term Loan	12/31/2027	1,114	(6)
Falcon Parent Holdings, Inc.	Revolver	11/6/2031	2,335	—
Falcon Parent Holdings, Inc.	Delayed Draw Term Loan	8/15/2027	2,169	(16)
Fern Bidco, Ltd.	Delayed Draw Term Loan	7/3/2027	7,281	—
Firmus Supercloud PTY, Ltd.	Delayed Draw Term Loan	3/15/2027	58,732	—
Flexera Software, LLC	Revolver	8/16/2032	2,473	(6)
Foundation Risk Partners Corp.	Revolver	10/29/2029	2,563	—
Foundation Risk Partners Corp.	Delayed Draw Term Loan	2/26/2027	2,142	—
Frontgrade Technologies Holdings, Inc.	Revolver	1/9/2028	387	—
Frontline Road Safety, LLC	Revolver	3/4/2032	2,341	—
FusionSite Midco, LLC	Revolver	11/16/2029	4,087	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
G&A Partners Holding Company II, LLC	Revolver	3/1/2030	$2,959	$—
Galway Borrower, LLC	Revolver	9/29/2028	7,649	—
Gatekeeper Systems, Inc.	Revolver	8/28/2030	3,175	(103)
GFT Infrastructure, Inc.	Revolver	8/5/2030	4,158	—
GGG Midco, LLC	Delayed Draw Term Loan	4/1/2028	2,189	—
GGG Midco, LLC	Revolver	4/1/2033	1,459	(15)
GI Ranger Intermediate, LLC	Revolver	10/29/2027	100	—
Gigamon, Inc.	Revolver	3/10/2028	175	—
Gimlet Bidco, GmbH	Delayed Draw Term Loan	7/30/2028	19,589	—
Granicus, Inc.	Revolver	1/17/2031	2,448	—
Grid Alliance Partners, LLC	Delayed Draw Term Loan	7/1/2027	725	(40)
Grid Alliance Partners, LLC	Revolver	7/1/2030	2,085	—
Griffon Bidco, Inc.	Delayed Draw Term Loan	9/30/2027	4,072	(20)
Griffon Bidco, Inc.	Revolver	7/31/2031	4,072	(41)
Ground Penetrating Radar Systems, LLC	Delayed Draw Term Loan	7/2/2027	497	—
Ground Penetrating Radar Systems, LLC	Revolver	1/2/2032	303	(1)
GS Acquisitionco, Inc.	Revolver	5/25/2028	1	—
GS Acquisitionco, Inc.	Delayed Draw Term Loan	5/16/2027	1,429	(4)
Guardian Bidco, Inc.	Delayed Draw Term Loan	8/14/2028	711	(7)
Gusto Sing Bidco Pte, Ltd.	Delayed Draw Term Loan	11/15/2027	101	—
Helix TS, LLC	Delayed Draw Term Loan	6/30/2028	4,417	—
High Street Buyer, Inc.	Delayed Draw Term Loan	7/18/2027	21,067	—
High Street Buyer, Inc.	Revolver	4/14/2028	2,254	(45)
Horizon CTS Buyer, LLC	Revolver	3/29/2032	119	—
Icefall Parent, Inc.	Revolver	1/25/2030	3,897	—
IEM New Sub 2, LLC	Delayed Draw Term Loan	12/3/2027	11,010	(28)
IEM New Sub 2, LLC	Delayed Draw Term Loan	12/3/2027	13,164	(99)
IG Investments Holdings, LLC	Revolver	9/22/2028	4,416	—
Imagine 360, LLC	Revolver	9/30/2028	1,514	(15)
Inception Fertility Ventures, LLC	Revolver	4/29/2030	1,462	—
INK BC Bidco S.p.A.	Delayed Draw Term Loan	7/16/2028	2,483	—
Integrity Marketing Acquisition, LLC	Revolver	8/25/2028	2,791	(227)
IQN Holding Corp.	Revolver	5/2/2028	226	—
IRI Group Holdings, Inc.	Revolver	12/1/2028	14,316	—
Iris Buyer, LLC	Revolver	10/2/2030	4,071	—
Iris Buyer, LLC	Delayed Draw Term Loan	7/15/2028	1,104	(6)
ISQ Hawkeye Holdco, Inc.	Revolver	8/20/2030	54	—
Java Buyer, Inc.	Delayed Draw Term Loan	2/6/2028	2,984	—
Java Buyer, Inc.	Revolver	12/15/2030	1,713	—
Java Buyer, Inc.	Delayed Draw Term Loan	2/6/2028	759	—
Jeppesen Holdings, LLC	Revolver	11/1/2032	3,340	(25)
JS Parent, Inc.	Revolver	4/24/2031	3,452	(17)
Jupiter Purchaser, LLC	Delayed Draw Term Loan	11/8/2026	7,492	(37)
Jupiter Purchaser, LLC	Delayed Draw Term Loan	6/5/2029	24,294	—
Kattegat Project Bidco, AB	Delayed Draw Term Loan	10/5/2026	7,030	(92)
Knowledge Pro Buyer, Inc.	Delayed Draw Term Loan	6/11/2027	305	—
Knowledge Pro Buyer, Inc.	Revolver	12/10/2029	62	—
Koala Investment Holdings, Inc.	Delayed Draw Term Loan	2/29/2028	156	—
Koala Investment Holdings, Inc.	Revolver	8/29/2032	118	(2)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Kona Buyer, LLC	Revolver	7/23/2031	$149	$—
Kona Buyer, LLC	Delayed Draw Term Loan	2/5/2028	440	(2)
Kwol Acquisition, Inc.	Revolver	12/6/2029	1,659	(4)
L&S Mechanical Acquisition, LLC	Delayed Draw Term Loan	12/1/2028	1,070	—
LogicMonitor, Inc.	Revolver	11/19/2031	1,992	(25)
LogicMonitor, Inc.	Delayed Draw Term Loan	7/7/2027	2,722	(17)
LPW Group Holdings, Inc.	Revolver	3/15/2030	5,373	—
Lsf12 Crown US Commercial Bidco, LLC	Revolver	12/3/2029	4,345	(23)
Magneto Components BuyCo, LLC	Revolver	12/5/2029	5,508	—
Mandolin Technology Intermediate Holdings, Inc.	Revolver	4/30/2028	938	—
MannKind Corp.	Delayed Draw Term Loan	8/6/2027	5,435	—
Material Holdings, LLC	Delayed Draw Term Loan	8/19/2027	743	—
Material Holdings, LLC	Revolver	8/19/2027	353	(42)
MB2 Dental Solutions, LLC	Revolver	2/13/2031	1,119	—
MEDX AMCP Holdings, LLC	Delayed Draw Term Loan	7/21/2027	908	—
MEDX AMCP Holdings, LLC	Revolver	7/21/2032	724	(7)
MHE Intermediate Holdings, LLC	Revolver	7/21/2027	107	—
ML Holdco, LLC	Delayed Draw Term Loan	10/24/2027	290	—
Modernizing Medicine, Inc.	Revolver	4/30/2032	827	(8)
More Cowbell II, LLC	Delayed Draw Term Loan	9/3/2027	871	(11)
More Cowbell II, LLC	Revolver	9/1/2029	1,177	—
MPG Parent Holdings, LLC	Delayed Draw Term Loan	1/8/2027	1,329	—
MPG Parent Holdings, LLC	Revolver	1/8/2030	1,339	—
MRH Trowe Beteiligungsgesellschaft mbH	Delayed Draw Term Loan	5/15/2028	58	—
MRH Trowe Beteiligungsgesellschaft mbH	Revolver	11/17/2031	26	—
MRI Software, LLC	Revolver	2/10/2028	6,033	—
MRI Software, LLC	Delayed Draw Term Loan	10/2/2027	1,432	—
Namecheap, Inc.	Revolver	5/21/2032	2,117	(21)
NAVEX TopCo, Inc.	Delayed Draw Term Loan	10/14/2027	10,494	(26)
NAVEX TopCo, Inc.	Revolver	10/14/2031	5,910	(124)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	7,762	(58)
Navigator Acquiror, Inc.	Delayed Draw Term Loan	7/15/2030	7,762	(58)
NDC Acquisition Corp.	Revolver	3/9/2028	1,284	—
NDT Global Holding, Inc.	Delayed Draw Term Loan	6/4/2027	194	—
NDT Global Holding, Inc.	Revolver	6/4/2032	173	(1)
Nephele III, BV	Delayed Draw Term Loan	12/17/2027	28	—
Neptune Holdings, Inc.	Revolver	8/31/2029	933	(23)
Netsmart Technologies, Inc.	Delayed Draw Term Loan	11/17/2027	3,130	(16)
Netsmart Technologies, Inc.	Revolver	8/25/2031	4,432	(66)
Nickel Holdco, LLC	Term Loan	10/5/2033	10,852	—
Nickel Holdco, LLC	Revolver	10/5/2033	1,809	—
Noble Midco 3, Ltd.	Delayed Draw Term Loan	6/10/2027	3,875	(19)
Noble Midco 3, Ltd.	Revolver	12/10/2030	2,260	—
North Haven Ushc Acquisition, Inc.	Revolver	10/29/2027	273	—
Octane Purchaser, Inc.	Revolver	5/19/2032	491	(2)
Odevo, AB	Delayed Draw Term Loan	12/12/2027	28,583	—
Onex Baltimore Buyer, Inc.	Delayed Draw Term Loan	4/29/2028	4,804	—
Onward Acquireco, Inc.	Delayed Draw Term Loan	4/1/2028	6,275	(24)
Onward Acquireco, Inc.	Revolver	4/1/2033	2,614	(20)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Optimizely North America, Inc.	Revolver	10/30/2031	$1,218	$(12)
Oxford Global Resources, Inc.	Revolver	8/17/2027	3,085	—
Paisley Bidco, Ltd.	Delayed Draw Term Loan	5/7/2027	906	(3)
Papilio Bidco, Ltd.	Delayed Draw Term Loan	8/20/2029	4,621	(17)
PAS Parent, Inc.	Delayed Draw Term Loan	8/18/2028	705	(4)
PAS Parent, Inc.	Revolver	8/18/2031	328	(3)
Patriot Growth Insurance Services, LLC	Revolver	10/16/2028	469	(9)
Pave America Holding, LLC	Delayed Draw Term Loan	8/29/2027	2,477	—
Pave America Holding, LLC	Revolver	8/27/2032	1,858	—
Petrus Buyer, Inc.	Revolver	10/17/2029	272	—
Phoenix 1 Buyer Corp.	Revolver	11/20/2029	5,009	—
PKF O'Connor Davies Advisory, LLC	Delayed Draw Term Loan	11/18/2026	369	—
PKF O'Connor Davies Advisory, LLC	Revolver	11/15/2031	141	—
PPV Intermediate Holdings, LLC	Revolver	8/31/2029	95	—
Profile Products, LLC	Revolver	11/12/2027	194	—
Profile Products, LLC	Revolver	11/12/2027	363	—
QBS Parent, Inc.	Revolver	6/3/2032	1,908	(16)
QBS Parent, Inc.	Delayed Draw Term Loan	6/3/2027	3,264	—
R1 Holdings, LLC	Revolver	12/29/2028	50	—
RailPros Parent, LLC	Revolver	5/24/2032	62	(1)
RailPros Parent, LLC	Delayed Draw Term Loan	5/24/2027	87	—
Rally Buyer, Inc.	Revolver	7/19/2029	9	—
Red Fox CD Acquisition Corp.	Delayed Draw Term Loan	11/21/2026	1,463	—
Red Pathway Bidco, AB	Delayed Draw Term Loan	4/15/2028	2,233	—
Redwood Services Group, LLC	Delayed Draw Term Loan	2/11/2028	20,894	—
Saber Power Services, LLC	Revolver	10/21/2031	3,846	—
SAFEbuilt, LLC	Delayed Draw Term Loan	1/8/2028	2,866	—
SAFEbuilt, LLC	Revolver	1/8/2032	1,267	(13)
Safety Borrower Holdings, LP	Delayed Draw Term Loan	12/19/2027	917	(2)
Safety Borrower Holdings, LP	Revolver	12/19/2032	620	—
Sail Bidco, Ltd.	Delayed Draw Term Loan	5/28/2029	1,910	(10)
Sam Holding Co, Inc.	Delayed Draw Term Loan	6/30/2028	1,364	(3)
Scorpio BidCo, SAS	Delayed Draw Term Loan	10/4/2026	4,818	(50)
Seahawk Bidco, LLC	Revolver	12/19/2030	2,502	—
Seahawk Bidco, LLC	Delayed Draw Term Loan	12/24/2027	18,787	—
Seven Bidco, SASU	Delayed Draw Term Loan	8/29/2028	689	(3)
SG Acquisition, Inc.	Revolver	4/3/2030	8,301	—
SI Swan UK Bidco, Ltd.	Delayed Draw Term Loan	12/16/2028	8,241	(21)
Signant Finance One, Ltd.	Delayed Draw Term Loan	10/16/2027	4,638	(23)
Signant Finance One, Ltd.	Revolver	10/16/2031	1,826	—
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	12/31/2026	9	—
Simplicity Financial Marketing Group Holdings, Inc.	Revolver	12/31/2031	1,076	(11)
Simplicity Financial Marketing Group Holdings, Inc.	Delayed Draw Term Loan	6/10/2028	2,827	(21)
SIQ Holdings III Corp.	Delayed Draw Term Loan	12/19/2027	3,667	—
SIQ Holdings III Corp.	Revolver	12/19/2030	3,333	(17)
Smile Doctors, LLC	Revolver	12/23/2027	1,233	(43)
Solis Midco, SAS	Delayed Draw Term Loan	4/8/2029	145	(1)

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
Spaceship Purchaser, Inc.	Delayed Draw Term Loan	10/17/2027	$13,072	$(65)
Spaceship Purchaser, Inc.	Revolver	10/17/2031	10,894	(109)
Spectrum Safety Solutions Purchaser, LLC	Revolver	7/1/2030	16,126	—
Speedster Bidco, GmbH	Revolver	6/10/2031	1,801	(31)
Stepping Stones Healthcare Services, LLC	Delayed Draw Term Loan	1/5/2028	726	(2)
Stepping Stones Healthcare Services, LLC	Revolver	1/5/2033	379	—
Steward Partners Global Advisory, LLC	Revolver	8/14/2033	588	(6)
Steward Partners Global Advisory, LLC	Delayed Draw Term Loan	8/14/2028	1,471	(7)
STV Group, Inc.	Revolver	3/20/2030	4,883	(37)
Summit Buyer, LLC	Delayed Draw Term Loan	5/9/2027	5,715	—
Summit Buyer, LLC	Revolver	5/31/2030	1,054	—
Supernova Borrower Holdco, LLC	Delayed Draw Term Loan	5/12/2029	2,049	(5)
Supernova Borrower Holdco, LLC	Revolver	5/12/2033	717	(4)
Tango Bidco, SAS	Delayed Draw Term Loan	7/15/2028	23,054	—
Tango Bidco, SAS	Delayed Draw Term Loan	10/17/2027	962	(6)
Tango Bidco, SAS	Delayed Draw Term Loan	10/17/2027	558	—
TEI Intermediate, LLC	Delayed Draw Term Loan	12/13/2026	1,449	—
TEI Intermediate, LLC	Revolver	12/15/2031	3,509	—
Teneo Holdings, LLC	Delayed Draw Term Loan	7/31/2027	5,324	—
Teneo Holdings, LLC	Revolver	7/31/2030	11,712	—
Tennessee Bidco, Limited	Delayed Draw Term Loan	5/9/2027	10,124	—
The Fertility Partners, Inc.	Revolver	9/16/2027	301	—
The North Highland Co, LLC	Delayed Draw Term Loan	12/20/2026	5,903	(30)
The North Highland Co, LLC	Revolver	12/20/2030	3,542	—
THG Acquisition, LLC	Delayed Draw Term Loan	10/31/2026	388	—
THG Acquisition, LLC	Revolver	10/31/2031	802	—
Tricentis Operations Holdings, Inc.	Delayed Draw Term Loan	2/11/2027	4,595	(23)
Tricentis Operations Holdings, Inc.	Revolver	2/11/2032	2,872	(57)
Trinity Air Consultants Holdings Corp.	Revolver	6/29/2029	7,269	—
Trinity Partners Holdings, LLC	Delayed Draw Term Loan	6/30/2027	1,433	(14)
Triple Lift, Inc.	Revolver	5/5/2028	7,698	(885)
Unified Women's Healthcare, LP	Delayed Draw Term Loan	9/22/2027	4,583	(46)
Unified Women's Healthcare, LP	Revolver	6/18/2029	241	(2)
US Oral Surgery Management Holdco, LLC	Delayed Draw Term Loan	12/13/2026	17,404	—
US Oral Surgery Management Holdco, LLC	Revolver	11/20/2028	3,735	—
Varicent Parent Holdings Corp.	Delayed Draw Term Loan	10/15/2027	937	(21)
Varicent Parent Holdings Corp.	Revolver	8/23/2031	2,050	(28)
Varicent Parent Holdings Corp.	Delayed Draw Term Loan	10/15/2027	1,045	(5)
Vector JV Bidco, Inc.	Revolver	8/26/2032	606	(6)
Vector JV Bidco, Inc.	Delayed Draw Term Loan	2/26/2028	606	(3)
Veregy Consolidated, Inc.	Revolver	4/16/2031	5,845	(44)
West Monroe Partners, LLC	Revolver	11/9/2027	1,443	(29)
West Star Aviation Acquisition, LLC	Delayed Draw Term Loan	5/20/2027	105	—
West Star Aviation Acquisition, LLC	Revolver	5/20/2032	211	—
WHCG Purchaser III, Inc.	Delayed Draw Term Loan	8/2/2027	7,044	—
Woolpert Holdings, Inc.	Delayed Draw Term Loan	6/30/2028	2,750	—
World Insurance Associates, LLC	Revolver	4/3/2030	4,473	(66)
WPEngine, Inc.	Revolver	8/14/2029	6,667	(200)
YA Intermediate Holdings II, LLC	Delayed Draw Term Loan	10/1/2027	2,237	—

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)

Investments	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
YA Intermediate Holdings II, LLC	Revolver	10/1/2031	$479	$—
Zendesk, Inc.	Revolver	11/22/2028	169	(3)
Zeus, LLC	Revolver	2/28/2030	2,855	—
Zorro Bidco, Ltd.	Delayed Draw Term Loan	8/13/2027	3,422	—
Total Unfunded Commitments			$1,297,252	$(6,468)
(8)There are no interest rate floors on these investments.
(9)The interest rate floor on these investments as of September 30, 2026 was 0.50%.
(10)The interest rate floor on these investments as of September 30, 2026 was 0.75%.
(11)The interest rate floor on these investments as of September 30, 2026 was 1.00%.
(12)The interest rate floor on these investments as of September 30, 2026 was 1.25%.
(13)The interest rate floor on these investments as of September 30, 2026 was 1.50%.
(14)The interest rate floor on these investments as of September 30, 2026 was 2.00%.
(15)For unsettled positions the interest rate does not include the base rate.

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)
(16)Under the 1940 Act, the Company is generally deemed to “control” a portfolio company if the Company owns more than 25% of its outstanding voting securities and/or holds the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company is generally deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2026, the Company’s non-controlled/affiliated investments were as follows:

	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Net Change in Unrealized Appreciation (Depreciation)	Net Realized Gain (Loss)	Fair Value as of September 30, 2026	Total Investment Income
Non-controlled/affiliated Investments
Align Precision Group, LLC - First Lien Debt	$8,762	$716	$(21)	$(662)	$—	$8,795	$715
Align Precision Group, LLC - First Lien Debt	1,370	563	(9)	(1)	—	1,923	141
Align Precision Group, LLC - Equity and other - Class A-3 Units	1,549	—	—	(1,090)	—	459	—
New ACI Buyer, LLC - First Lien Debt	—	22,805	(57)	—	—	22,748	566
New ACI Buyer, LLC - First Lien Debt	—	8,381	(20)	367	—	8,728	211
New ACI Intermediate I, LLC - Second Lien Debt	—	20,787	—	—	—	20,787	522
New ACI Holdings, LLC - Equity and other - Class A Common Units	—	57,187	—	4	—	57,191	—
Blackstone Donegal Holdings LP - Equity and other - LP Interests (Westland Insurance Group LTD)	5,315	—	(5,559)	(2,859)	5,559	2,456	—
Material Holdings, LLC - First Lien Debt	22,074	380	(1,322)	(7,756)	—	13,376	780
Material Holdings, LLC - First Lien Debt	—	—	—	—	—	—	—
Material Holdings, LLC - First Lien Debt	725	1,441	—	(1)	—	2,165	93
Material+ Holding Company, LLC - Equity and other - Class C Units	—	—	—	—	—	—	—
Material+ Holding Company, LLC - Equity and other - Class A Units	—	—	—	—	—	—	—
Material+ Holding Company, LLC - Equity and other - Class A Preferred Units	—	—	—	—	—	—	—
Material+ Holding Company, LLC - Equity and other - Class B Preferred Units	—	—	—	—	—	—	—
Medallia, Inc. - First Lien Debt	—	91,081	—	—	—	91,081	1,431
Medallia, Inc. - First Lien Debt	—	21,184	(165)	—	—	21,019	331
Medallia Topco, LLC - Equity and other - Senior Preferred Units	—	70,063	—	1,569	—	71,632	—
Medallia, Inc. - Equity and other - Common Equity Class A	—	39,763	—	(13,494)	—	26,269	—
Total Non-controlled/affiliated Investments	$39,795	$334,351	$(7,153)	$(23,923)	$5,559	$348,629	$4,790
(17)Loan was on non-accrual status as of September 30, 2026.
(18)These loans are “last-out” portions of loans. The “last-out” portion of the Company’s loan investment generally earns a higher interest rate than the “first-out” portion, and in exchange the “first-out” portion would generally receive priority with respect to payment principal, interest and any other amounts due thereunder over the “last-out” portion.
(19)All securities are exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and may be deemed to be “restricted securities.” As of September 30, 2026, the aggregate fair value of these securities is $12,946.2 million or 220.04% of the Company’s net assets. The initial acquisition dates have been included for such securities.
(20)The interest rate floor on these investments as of September 30, 2026 was 3.00%.

Blackstone Secured Lending Fund
Condensed Consolidated Schedule of Investments
September 30, 2026
(in thousands)
(Unaudited)
ADDITIONAL INFORMATION

Foreign Currency Forward Contracts
Counterparty	Currency Purchased		Currency Sold		Settlement Date	Unrealized Appreciation (Depreciation)
Wells Fargo Bank, N.A.	USD	69,114	CAD	97,000	12/18/2026	$602
Wells Fargo Bank, N.A.	USD	2,484	CAD	3,500	12/18/2026	12
Wells Fargo Bank, N.A.	USD	74,634	EUR	65,250	12/18/2026	382
Wells Fargo Bank, N.A.	USD	16,000	EUR	14,000	12/18/2026	68
Wells Fargo Bank, N.A.	USD	2,815	NOK	26,704	12/18/2026	39
Wells Fargo Bank, N.A.	USD	1,831	DKK	11,958	12/18/2026	9
Wells Fargo Bank, N.A.	USD	62,375	GBP	47,000	12/18/2026	5
Wells Fargo Bank, N.A.	USD	42,353	GBP	32,000	12/18/2026	(111)
Wells Fargo Bank, N.A.	USD	22,097	SEK	217,760	12/18/2026	215
Total Foreign Currency Forward Contracts						$1,221

Interest Rate Swaps
Counterparty (2)	Hedged Item	Company Receives	Company Pays		Maturity Date	Notional Amount	Fair Market Value	Upfront Payments / Receipts	Change in Unrealized Appreciation (Depreciation) (1)
SMBC Capital Markets, Inc.	November 2027 Notes	5.88%	SOFR +	1.38%	11/15/2027	$400,000	$5,745	$—	$(2,506)
Wells Fargo Bank, N.A.	April 2028 Notes	5.35%	SOFR +	1.65%	4/13/2028	400,000	(734)	—	(3,222)
Wells Fargo Bank, N.A.	April 2028 Notes	5.35%	SOFR +	1.39%	4/13/2028	300,000	(3,078)	—	(6,882)
Wells Fargo Bank, N.A.	June 2030 Notes	5.30%	SOFR +	1.46%	6/30/2030	500,000	(10,170)	—	(17,834)
Wells Fargo Bank, N.A.	January 2031 Notes	5.13%	SOFR +	1.66%	1/31/2031	500,000	(27,048)	—	(25,160)
Wells Fargo Bank, N.A.	September 2029 Notes	5.25%	SOFR +	1.93%	9/4/2029	400,000	(16,333)	—	(16,333)
Wells Fargo Bank, N.A.	May 2031 Notes	5.90%	SOFR +	2.00%	5/21/2031	650,000	(24,979)	—	(24,979)
Total Interest Rate Swaps							$(76,597)	$—	$(96,916)
(1)For interest rate swaps designated in qualifying hedge relationships, the change in fair value is recorded in Interest expense in the Condensed Consolidated Statements of Operations.
(2)All interest rate swaps are bilateral.
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
Note 2. Significant Accounting Policies
Basis of Presentation
The condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with GAAP are omitted. As an investment company, the Company applies the accounting and reporting guidance in Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”) issued by the Financial Accounting Standards Board (“FASB”).
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
The Company consolidated the results of the Company’s wholly-owned subsidiaries which are considered to be investment companies. As of September 30, 2026, the Company’s consolidated subsidiaries were BGSL Jackson Hole Funding LLC (“Jackson Hole Funding”), BGSL Breckenridge Funding LLC (“Breckenridge Funding”), BGSL Big Sky Funding LLC (“Big Sky Funding”), BXSL CLO 2024-1 LLC (the “2024-1 Issuer”), BXSL CLO 2024-1 Depositor LLC, BXSL CLO 2025-1 LLC (“BXSL CLO 2025-1”), BGSL Investments LLC (“BGSL Investments”), BXSL Associates GP (LUX) S.à r.l., BXSL Direct Lending (LUX) SCSp, BXSL C-1 LLC, and BXSL C-2 Funding LLC.
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
Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment using the specific identification method without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries, and are recorded within Net realized gain (loss) on the Condensed Consolidated Statements of Operations.
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
An enterprise value (“EV”) analysis is generally performed to determine the value of equity investments, control debt investments and non-control debt investments that are credit-impaired, and to determine if debt investments are credit-impaired. The Advisers will generally utilize approaches including the market approach, the income approach or both approaches, as appropriate, when calculating EV. The primary method for determining EV for non-control investments, and control investments without reliable projections, uses a multiple analysis whereby appropriate multiples are applied to the portfolio company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) or another key financial metric (e.g., revenues, cash flows or net income) (“Performance Multiple”). Performance Multiples are typically determined based upon a review of publicly traded comparable companies and market comparable transactions, if any. The second method for determining EV (and primary method for control investments with reliable projections) uses a discounted cash flow analysis whereby future expected cash flows and the anticipated terminal value of the portfolio company are discounted to determine a present value using estimated discount rates. The income approach is generally used when the Advisers have visibility into the long-term projected cash flows of a portfolio company.
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
From time to time, the Company may enter into forward currency contracts which are obligations between two parties to purchase or sell a specific currency for an agreed-upon price at a future date. The Company utilizes forward currency contracts to economically hedge the currency exposure associated with certain foreign currency denominated assets and liabilities of the Company. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying debt the Company has, but establishes a rate of exchange in advance. Fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as net change in unrealized appreciation (depreciation). The fair value of the foreign currency forwards is included as Derivative assets at fair value or Derivative liabilities at fair value on the Company’s Condensed Consolidated Statements of Assets and Liabilities. Changes in

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
the fair value of the foreign currency forwards are presented in Net change in unrealized appreciation (depreciation): Derivative instruments and Net realized gains (losses): Derivative instruments in the Condensed Consolidated Statements of Operations.
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
The fair values of derivative instruments are presented on a net basis in the Condensed Consolidated Statements of Assets and Liabilities when they are with the same counterparty, the Company has determined it has a legal right to offset the recognized amounts, and it intends to settle on a net basis. The Company has elected to offset cash collateral posted to or received from its counterparty against the net fair value of derivative instruments with that counterparty when an enforceable master netting agreement is in place that provides the Company, in the event of counterparty default, the right to liquidate collateral and the right to offset a counterparty’s rights and obligations.
Forward Purchase Agreements
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
Revenue Recognition
Interest Income
Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income in the current period. For the three and nine months ended September 30, 2026, the Company recorded $5.3 million and $12.1 million, respectively, in non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
origination fees and unamortized discounts). For the three and nine months ended September 30, 2025, the Company recorded $6.2 million and $20.8 million, respectively, in non-recurring interest income.
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
Non-Accrual Income
Loans are placed on non-accrual status when there is reasonable doubt whether principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current.
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
The Company evaluates tax positions taken or expected to be taken in the course of preparing its condensed consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. Management has analyzed the Company’s tax positions taken, or to be taken, on federal income tax returns for all open tax years, and has concluded that there are no material uncertain tax positions through September 30, 2026. As applicable, the Company’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three fiscal years after they are filed.
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
For the three and nine months ended September 30, 2026, the Company accrued $3.3 million and $11.8 million, respectively, of U.S. federal excise tax. For the three and nine months ended September 30, 2025, the Company accrued $4.2 million and $12.2 million, respectively, of U.S. federal excise tax.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Recent Accounting Pronouncements
In November 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements,” (“ASU 2025-09”). ASU 2025-09 amends the guidance in Topic 815, Derivatives and Hedging and refines certain hedge accounting requirements, including clarifications to the designation and documentation criteria for hedge relationships, improvements to the assessment of hedge effectiveness, and enhanced disclosures intended to provide greater transparency into an entity's risk management activities involving derivatives. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods, and early adoption is permitted. The Company has not early adopted and does not expect the adoption of ASU 2025-09 to have a material impact on its condensed consolidated financial statements.
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
For the three and nine months ended September 30, 2026, base management fees were $33.8 million and $105.4 million, respectively. For the three and nine months ended September 30, 2025, base management fees were $35.0 million and $103.9 million, respectively.
As of September 30, 2026 and December 31, 2025, $33.8 million and $36.1 million, respectively, was payable to the Adviser relating to management fees.
Incentive Fees
The incentive fees consist of two components that are determined independently of each other, with the result that one component may be payable even if the other is not. One component is based on income and the other component is based on capital gains, each as described below:
(i) Income Based Incentive Fee:
The first component of the incentive fee, an income based incentive fee, is calculated and payable quarterly in arrears based on the Company’s Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Company’s net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the incentive fee).
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
•The Adviser will be paid 17.5% of the Pre-Incentive Fee Net Investment Income Returns in respect of the Trailing Twelve Quarters that exceeds the Catch-up Amount.
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
For the three and nine months ended September 30, 2026, the Company accrued income based incentive fees of $16.8 million and $20.8 million, respectively. For the three and nine months ended September 30, 2025, the Company accrued income based incentive fees of $31.3 million and $100.3 million, respectively.
As of September 30, 2026 and December 31, 2025, there was $16.8 million and $26.4 million, respectively, payable to the Adviser for income based incentive fees.
(ii) Capital Gains Based Incentive Fee:
Starting from the completion of the IPO, the second component of the incentive fee, a capital gains based incentive fee, is determined and payable in arrears as of the end of each calendar year in an amount equal to 17.5% of realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains based incentive fees as calculated in accordance with GAAP.
The Company will accrue, but will not pay, a capital gains based incentive fee with respect to unrealized appreciation because a capital gains based incentive fee would be owed to the Adviser if the Company were to sell the relevant investment and realize a capital gain. Amounts waived by the Adviser or Prior Adviser are not subject to recoupment by the Adviser or Prior Adviser, as applicable.
For the three and nine months ended September 30, 2026 and 2025, the Company accrued no capital gains based incentive fees. As of September 30, 2026 and December 31, 2025, no amount was payable to the Adviser for capital gains based incentive fees.
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
For providing these services, the Company will reimburse the Administrator for the costs, expenses and allocable portion of overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrators in performing their administrative obligations under the Administration Agreements, including but not limited to: (i) the Company’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals (including information technology professionals) at the Administrators that perform duties for the Company; and (iii) any internal audit group personnel of Blackstone or any of its affiliates. The Administrator and the Prior Administrator have not historically, and the Administrator does not currently, calculate the amount of rent and other occupancy costs allocable to the Company, and the Administrator and the Prior Administrator have not indicated an intention to seek reimbursement from the Company for such costs. Thus, the Administrator and the Prior Administrator, as applicable, have waived their rights to any reimbursement for rent and other occupancy costs for prior periods, including for the three and nine months ended September 30, 2026 and 2025. The Administrator and the Prior Administrator cannot recoup any expenses that they have previously waived. However, in future periods, the Administrator may choose to establish an allocation methodology to calculate these costs and seek reimbursement from the Company, in which case the Company will accrue and reimburse the Administrator for such costs for that period.
For the three and nine months ended September 30, 2026, the Company incurred $1.2 million and $3.3 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Company incurred $0.8 million and $2.5 million, respectively, in expenses under the Administration Agreement, which were recorded in Administrative service expenses in the Company’s Condensed Consolidated Statements of Operations.
As of September 30, 2026 and December 31, 2025, $1.8 million and $1.6 million, respectively, was unpaid and included in Due to affiliates in the Condensed Consolidated Statements of Assets and Liabilities.
State Street Sub-Administration Agreement and Custody Agreement
On October 1, 2018, the Prior Administrator entered into the State Street Sub-Administration Agreement with the State Street Sub-Administrator under which the State Street Sub-Administrator provides various accounting and administrative services to the Company. The State Street Sub-Administrator also serves as the Company’s custodian. On November 7, 2024, the Board approved the assignment of the State Street Sub-Administration Agreement from the Prior Administrator to the Administrator, effective January 1, 2025. The initial term of the State Street Sub-Administration Agreement was two years from the effective date and after expiration of the initial term the State Street Sub-Administration Agreement shall automatically renew for successive one-year periods, unless a written notice of non-renewal is delivered prior to 120 days prior to the expiration of the initial term or renewal term.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 4. Investments
The composition of the Company’s investment portfolio at cost and fair value was as follows:

	September 30, 2026			December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Cost	Fair Value	% of Total Investments at Fair Value
First lien debt	$12,712,762	$12,408,691	95.8%	$14,066,122	$13,866,434	97.6%
Second lien debt	258,539	252,721	2.0	232,448	231,650	1.6
Unsecured debt	15,035	12,498	0.1	13,049	12,278	0.1
Equity	263,784	272,324	2.1	76,348	96,932	0.7
Total	$13,250,120	$12,946,234	100.0%	$14,387,967	$14,207,294	100.0%
The Company utilizes the Global Industry Classification Standard for categorizing the industry classification of its investments. The industry composition of investments at fair value was as follows:

	September 30, 2026	December 31, 2025
Aerospace & Defense	3.1%	4.1%
Air Freight & Logistics	3.4	1.9
Automobile Components (2)	—	0.0
Biotechnology	1.2	1.1
Building Products	1.5	1.3
Capital Markets (1)	0.0	—
Chemicals	0.3	0.3
Commercial Services & Supplies	8.7	8.0
Construction & Engineering	1.2	1.2
Consumer Staples Distribution & Retail (1)(2)	0.0	0.0
Containers & Packaging	0.2	0.2
Distributors	2.1	2.1
Diversified Consumer Services	4.5	4.2
Diversified Telecommunication Services	0.1	0.1
Electric Utilities	0.1	1.4
Electrical Equipment	1.5	1.4
Electronic Equipment, Instruments & Components	1.8	2.1
Energy Equipment & Services	0.2	0.2
Financial Services	0.7	0.4
Ground Transportation	0.1	0.1
Health Care Equipment & Supplies	0.4	0.4
Health Care Providers & Services	10.5	9.5
Health Care Technology	4.6	5.6
Insurance	9.7	9.3
Interactive Media & Services	0.7	0.3
IT Services	4.8	4.3
Life Sciences Tools & Services	0.4	0.8
Machinery	0.4	0.3
Marine Transportation	0.5	0.4
Media	0.6	0.6

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	September 30, 2026	December 31, 2025
Oil, Gas & Consumable Fuels	—%	0.5%
Paper & Forest Products	0.1	0.1
Pharmaceuticals	0.8	0.4
Professional Services	10.5	9.7
Real Estate Management & Development	1.7	1.4
Software	18.7	20.5
Specialty Retail	1.2	1.3
Technology Hardware, Storage & Peripherals	0.7	0.6
Trading Companies & Distributors	0.9	0.9
Transportation Infrastructure	1.9	2.9
Wireless Telecommunication Services	0.2	0.1
Total	100.0%	100.0%
(1)Amount rounds to less than 0.1% as of September 30, 2026.
(2)Amount rounds to less than 0.1% as of December 31, 2025.
The geographic composition of investments at cost and fair value was as follows:

	September 30, 2026
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$11,370,932	$11,087,929	85.6%	188.5%
Europe	981,163	958,843	7.4	16.3
United Kingdom	767,264	772,756	6.0	13.1
Canada	68,226	65,498	0.5	1.1
Australia	50,102	48,451	0.4	0.8
Asia	11,974	12,150	0.1	0.2
Bermuda/Cayman Islands	459	607	0.0	0.0
Total	$13,250,120	$12,946,234	100.0%	220.0%

	December 31, 2025
	Cost	Fair Value	% of Total Investments at Fair Value	Fair Value as % of Net Assets
United States	$12,488,551	$12,259,789	86.3%	196.3%
Europe	1,601,031	1,645,999	11.6	26.3
Bermuda/Cayman Islands	148,220	148,966	1.0	2.4
Canada	138,265	140,444	1.0	2.3
Asia	11,900	12,096	0.1	0.2
Total	$14,387,967	$14,207,294	100.0%	227.5%
As of September 30, 2026 and December 31, 2025, six issuers (across eleven loans) and five issuers (across eight loans) in the portfolio were on non-accrual status, respectively.
As of September 30, 2026 and December 31, 2025, on a fair value basis, 99.2% and 99.6%, respectively, of performing debt investments bore interest at a floating rate and 0.8% and 0.4%, respectively, of performing debt investments bore interest at a fixed rate.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 5. Fair Value Measurements
The following tables present the fair value hierarchy of financial instruments:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$77,889	$12,330,802	$12,408,691
Second lien debt	—	—	252,721	252,721
Unsecured debt	—	—	12,498	12,498
Equity	—	—	272,324	272,324
Total	$—	$77,889	$12,868,345	$12,946,234

	December 31, 2025
	Level 1	Level 2	Level 3	Total
First lien debt	$—	$106,617	$13,759,817	$13,866,434
Second lien debt	—	—	231,650	231,650
Unsecured debt	—	—	12,278	12,278
Equity	438	—	96,494	96,932
Total	$438	$106,617	$14,100,239	$14,207,294
Within Investments at fair value, substantially all Equity investments are illiquid and privately negotiated in nature and are subject to contractual sale constraints or other restrictions pursuant to their respective governing or similar agreements. As of September 30, 2026, $115.0 million of such Equity investments had a sale constraint or other restriction that lapses after a predetermined date; the weighted average remaining duration of such restrictions was 1.9 years. As of December 31, 2025, $5.8 million of such Equity investments had a sale constraint or other restriction that lapses after a predetermined date; the weighted average remaining duration of such restrictions was 4.2 years.
The following tables present changes in the fair value of financial instruments for which Level 3 inputs were used to determine the fair value:

	Three Months Ended September 30, 2026
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total
Fair value, beginning of period	$12,863,118	$250,182	$12,348	$157,187	$13,282,835
Purchases of investments	255,650	3,368	537	122,129	381,684
Proceeds from principal repayments and sales of investments	(754,802)	(779)	(11)	(7,211)	(762,803)
Accretion of discount (amortization of premium)	11,846	150	10	—	12,006
Net realized gain (loss)	(237,953)	(2)	5	4,006	(233,944)
Net change in unrealized appreciation (depreciation)	192,943	(198)	(391)	(3,787)	188,567
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	—	—	—	—	—
Fair value, end of period	$12,330,802	$252,721	$12,498	$272,324	$12,868,345
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2026 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$194,982	$(198)	$(391)	$(3,787)	$190,606

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	Nine Months Ended September 30, 2026
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total
Fair value, beginning of period	$13,759,817	$231,650	$12,278	$96,494	$14,100,239
Purchases of investments	925,793	28,482	1,963	192,317	1,148,555
Proceeds from principal repayments and sales of investments	(2,001,125)	(2,819)	(11)	(16,928)	(2,020,883)
Accretion of discount (amortization of premium)	35,509	423	29	—	35,961
Net realized gain (loss)	(276,518)	5	5	12,303	(264,205)
Net change in unrealized appreciation (depreciation)	(103,528)	(5,020)	(1,766)	(11,862)	(122,176)
Transfers into Level 3 (1)	—	—	—	—	—
Transfers out of Level 3 (1)	(9,146)	—	—	—	(9,146)
Fair value, end of period	$12,330,802	$252,721	$12,498	$272,324	$12,868,345
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2026 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(85,573)	$(5,020)	$(1,766)	$(11,192)	$(103,551)

	Three Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Unsecured Debt	Equity	Total
Fair value, beginning of period	$12,800,357	$122,942	$13,721	$99,506	$13,036,526
Purchases of investments	928,219	104,168	487	996	1,033,870
Proceeds from principal repayments and sales of investments	(434,248)	(196)	—	(1,506)	(435,950)
Accretion of discount (amortization of premium)	12,913	94	11	—	13,018
Net realized gain (loss)	(9,270)	—	—	—	(9,270)
Net change in unrealized appreciation (depreciation)	(48,999)	(759)	(228)	(1,014)	(51,000)
Transfers into Level 3 (1)	8,360	—	—	—	8,360
Transfers out of Level 3 (1)	—	—	—	—	—
Fair value, end of period	$13,257,332	$226,249	$13,991	$97,982	$13,595,554
Net change in unrealized appreciation (depreciation) included in earnings related to financial instruments still held as of September 30, 2025 included in net change in unrealized appreciation (depreciation) on the Condensed Consolidated Statements of Operations	$(54,660)	$(759)	$(228)	$(365)	$(56,012)

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
(1)For the three and nine months ended September 30, 2026 and 2025, transfers into or out of Level 3 were primarily due to decreased or increased price transparency.

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

	September 30, 2026
				Range
	Fair Value	Valuation Technique	Unobservable Input	Low	High	Weighted Average (1)
Investments in first lien debt	$11,965,877	Yield Analysis	Discount Rate	7.42%	47.90%	10.95%
	267,186	Asset Recoverability	Market Multiple	7.25x	12.75x	8.73x
	97,739	Market Quotations	Broker quoted price	94.00	99.48	96.95
	12,330,802
Investments in second lien debt	252,721	Yield Analysis	Discount Rate	9.35%	21.54%	11.00%
Investments in unsecured debt	12,479	Yield Analysis	Discount Rate			17.77%
	19	Asset Recoverability	Market Multiple			18.72x
	12,498
Investments in equity	174,970	Yield Analysis	Discount Rate	10.25%	75.00%	14.37%
	74,389	Market Approach	Performance Multiple	5.75x	26.50x	12.36x
	11,104	Asset Recoverability	Market Multiple	7.25x	12.75x	9.33x
	10,779	Option Pricing Model	Expected Volatility	32.00%	70.50%	32.37%
	1,082	Asset Recoverability	Discount to Expected Proceeds	25.00%	85.00%	44.74%
	272,324
Total	$12,868,345

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
The significant unobservable input used in the yield analysis is the discount rate based on comparable market yields. Significant increases in discount rates would result in a significantly lower fair value measurement. The significant unobservable input used for market quotations are broker quoted prices provided by independent pricing services. The significant unobservable input used under the market approach is the Performance Multiple. The significant unobservable inputs used under the asset recoverability approach are the market multiple and the discount to expected proceeds. Significant decreases in quoted prices, Performance Multiples, or market multiples or significant increases to the discount to expected proceeds would result in a significantly lower fair value measurement. The significant input used in the option pricing model is expected volatility. Significant increases or decreases in expected volatility could result in a significantly higher or significantly lower fair market value measurement, respectively.
Financial Instruments Not Carried at Fair Value
Debt
The fair value of the Company’s SPV Financing Facilities (as defined in Note 7) and Revolving Credit Facility (as defined in Note 7), as of September 30, 2026 and December 31, 2025, approximates their carrying value as the credit facilities have variable interest based on selected short-term rates. These financial instruments would be categorized as Level 3 within the fair value hierarchy.
The following table presents the fair value measurements of the Company’s Unsecured Notes and Debt Securitization Notes (as defined in Note 7) had they been accounted for at fair value. These financial instruments would be categorized as Level 3 within the fair value hierarchy as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
	Fair Value	Fair Value
2026 Notes	$—	$799,357
New 2026 Notes	—	691,950

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	September 30, 2026	December 31, 2025
	Fair Value	Fair Value
2027 Notes	$642,315	$632,710
2028 Notes	610,735	615,550
November 2027 Notes	400,930	408,680
April 2028 Notes	694,057	706,370
June 2030 Notes	475,614	497,550
January 2031 Notes	467,187	494,000
September 2029 Notes	387,930	—
May 2031 Notes	621,082	—
2024-1 Notes	457,509	457,450
Total	$4,757,359	$5,303,617
Other Assets and Liabilities
As of September 30, 2026 and December 31, 2025, the carrying amounts of the Company’s other assets and liabilities, other than investments at fair value, debt obligations listed above and derivative instruments listed in Note 6, approximate fair value due to their short maturities. These other assets and liabilities, with the exception of cash and cash equivalents (including money market funds classified within Cash and Cash Equivalents in the Condensed Consolidated Statements of Assets and Liabilities) which would be categorized as Level 1, would be categorized as Level 3 within the fair value hierarchy.
Note 6. Derivatives
The Company enters into derivative financial instruments in the normal course of business to achieve certain risk management objectives, including managing its interest rate and foreign currency risk exposures.
The net fair value of foreign currency and interest rate derivative contracts is included within Derivative assets at fair value or Derivative liabilities at fair value in the Condensed Consolidated Statements of Assets and Liabilities.
The following tables present the aggregate notional amount and fair value hierarchy of the Company’s derivative financial instruments as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value	Notional
Derivative Assets
Foreign currency forward contracts	$—	$1,332	$—	$1,332	$251,350
Interest rate swaps	—	5,745	—	5,745	400,000
Total Derivative assets at fair value	$—	$7,077	$—	$7,077	$651,350

Derivative Liabilities
Foreign currency forward contracts	$—	$(111)	$—	$(111)	$42,353
Interest rate swaps	—	(82,342)	—	(82,342)	2,750,000
Total Derivative liabilities at fair value	$—	$(82,453)	$—	$(82,453)	$2,792,353
Cash collateral posted				$91,353

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
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship for the three and nine months ended September 30, 2026 and September 30, 2025, respectively. The net change in unrealized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net change in unrealized appreciation (depreciation) on derivative instruments in the Condensed Consolidated Statements of Operations. The net realized gains and losses on the derivative assets and derivative liabilities not designated in a qualifying hedge accounting relationship are included within Net realized gain (loss) on derivative instruments in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Unrealized appreciation (depreciation)
Foreign currency forward contracts	$740	$3,506	$1,906	$(1,541)
Net change in unrealized appreciation (depreciation)	$740	$3,506	$1,906	$(1,541)
Realized gain (loss)
Foreign currency forward contracts	$281	$(53)	$5,678	$(9,780)
Net realized gain (loss)	$281	$(53)	$5,678	$(9,780)

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Offsetting of Derivative Instruments
The Company has elected to offset cash collateral posted to or received from its counterparty against the net fair value of derivative instruments with that counterparty. The following tables present the offsetting of the Company’s derivative financial instruments as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Cash Collateral Offset	Net Amount Derivative Asset	Cash Collateral Received (1)	Cash Collateral Received Not Offset (2)
SMBC Capital Markets, Inc.	$5,745	$—	$—	$5,745	$—	$—
Wells Fargo Bank, N.A.	1,332	(1,332)	—	—	—	—
	$7,077	$(1,332)	$—	$5,745	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Cash Collateral Offset	Net Amount Derivative Liabilities	Cash Collateral Posted (1)	Cash Collateral Posted Not Offset (2)
SMBC Capital Markets, Inc.	$—	$—	$—	$—	$1,853	$1,853
Wells Fargo Bank, N.A.	(82,453)	1,332	81,120	—	89,500	8,380
	$(82,453)	$1,332	$81,120	$—	$91,353	$10,233

	As of December 31, 2025
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Cash Collateral Offset	Net Amount Derivative Asset	Cash Collateral Received (1)	Cash Collateral Received Not Offset (2)
SMBC Capital Markets, Inc.	$8,251	$—	$—	$8,251	$—	$—
Wells Fargo Bank, N.A.	14,093	(2,711)	—	11,382	—	—
	$22,344	$(2,711)	$—	$19,633	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Cash Collateral Offset	Net Amount Derivative Liabilities	Cash Collateral Posted (1)	Cash Collateral Posted Not Offset (2)
SMBC Capital Markets, Inc.	$—	$—	$—	$—	$1,805	$1,805
Wells Fargo Bank, N.A.	(2,711)	2,711	—	—	9,481	9,481
	$(2,711)	$2,711	$—	$—	$11,286	$11,286
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
The table below presents the impact to the Condensed Consolidated Statements of Operations from derivative assets and liabilities designated in a qualifying hedge accounting relationship for the three and nine months ended September 30, 2026 and September 30, 2025, respectively.
For derivative instruments designated in qualifying hedge relationships, the change in fair value of the hedging instrument and hedged item is recorded in Interest expense and recognized as components of Interest expense in the Condensed Consolidated Statements of Operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest rate swaps	$(69,514)	$488	$(115,691)	$26,266
Hedged items	69,268	(794)	114,904	(25,452)
The table below presents the carrying value of unsecured borrowings as of September 30, 2026 and December 31, 2025 that are designated in a qualifying hedging relationship and the related cumulative hedging adjustment (increase/(decrease)) from current and prior hedging relationships included in such carrying values:

	September 30, 2026		December 31, 2025
Description	Carrying Value	Cumulative Hedging Adjustments	Carrying Value	Cumulative Hedging Adjustments
Unsecured notes	$3,014,883	$(95,496)	$2,091,290	$19,408
Note 7. Borrowings
In accordance with the 1940 Act, with certain limitations, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. On September 25, 2018, the Company’s sole initial shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act. As of September 30, 2026 and December 31, 2025, the Company’s asset coverage was 182.0% and 177.1%, respectively.
SPV Financing Facilities
The following wholly-owned subsidiaries of the Company have entered into secured financing facilities, as described below: Jackson Hole Funding, Breckenridge Funding, Big Sky Funding, and BXSL CLO 2025-1 (collectively the “SPVs,” and such secured financing facilities described below collectively the “SPV Financing Facilities”).
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of each of the SPV Financing Facilities.
Jackson Hole Funding Facility
On November 16, 2018, Jackson Hole Funding, the Company’s wholly-owned subsidiary that held primarily originated loan investments, entered into a senior secured revolving credit facility (which was subsequently amended and restated on December 16, 2021, and amended effective as of September 16, 2022, November 15, 2023, December 18, 2023, December 19, 2024, November 26, 2025 and March 3, 2026, the “Jackson Hole Funding Facility”) with JPMorgan Chase Bank, National Association (“JPM”). JPM served as administrative agent, Citibank, N.A., served as collateral agent and securities intermediary, Virtus Group, LP served as collateral administrator and the Company served as portfolio manager under the Jackson Hole Funding Facility.
Prior to December 19, 2024, advances under the Jackson Hole Funding Facility bore interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advances (which was the three-month term SOFR for dollar advances), plus the applicable margin of 2.375% per annum for certain foreign currency advances to 2.525% per annum for dollar advances. From and after December 19, 2024, advances under the Jackson Hole Funding Facility bore interest at a per annum rate equal to the benchmark in effect for the currency of the applicable advances (which was the three-month Term SOFR for dollar advances), plus the applicable margin of 1.95% per annum for all advances. Jackson Hole Funding was required to utilize a minimum percentage of 75% of the financing commitments. Unused amounts below such minimum utilization amount accrued a fee at a rate of, prior to December 19, 2024, 1.775% per annum, and from and after December 19, 2024, 1.50% per annum. In addition, Jackson Hole Funding paid a commitment fee of 0.48% per annum on the average daily unused amount of the financing commitments in excess of the minimum utilization amount until May 2, 2026. Jackson Hole Funding also paid to JPM an administrative agency fee, in addition to certain other fees, each as agreed between Jackson Hole Funding and JPM.
Proceeds from borrowings under the Jackson Hole Funding Facility were used to fund portfolio investments by Jackson Hole Funding and to make advances under delayed draw term loans where Jackson Hole Funding was a lender.
On September 22, 2026, the Jackson Hole Funding Facility was terminated.
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
The maximum commitment amount of the Big Sky Funding Facility as of September 30, 2026 was $800.0 million. Proceeds from borrowings under the Big Sky Funding Facility may be used to fund portfolio investments by Big Sky Funding and to make advances under revolving loans or delayed draw term loans where Big Sky Funding is a lender. The period during which Big Sky Funding may make borrowings under the Big Sky Funding Facility expires on May 21, 2029 and the Big Sky Funding Facility is scheduled to mature on November 21, 2029.
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
Proceeds from borrowings under the BXSL 2025-1 Facility may be used to fund portfolio investments by BXSL CLO 2025-1 and to make advances under corporate loans where BXSL CLO 2025-1 is a lender. The period during which BXSL CLO 2025-1 may make borrowings under the BXSL 2025-1 Facility expires on December 27, 2026, and the BXSL 2025-1 Facility is scheduled to mature on December 27, 2028.
Revolving Credit Facility
On June 15, 2020, the Company entered into a senior secured revolving credit facility (which was most recently amended on August 10, 2026, and as further amended from time to time, the “Revolving Credit Facility”) with Citibank, N.A. (“Citi”) serving as administrative agent and collateral agent.
The Revolving Credit Facility provides for borrowings in USD and certain agreed-upon foreign currencies. Borrowings under the Revolving Credit Facility are subject to compliance with a borrowing base. As of September 30, 2026, a portion of the Revolving Credit Facility consists of (A) funded term loans in the aggregate principal amount of $516.2 million and (B) revolving commitments in the aggregate principal amount of $1.9 billion and the Revolving Credit Facility provides for the issuance of letters of credit on behalf of the Company in an aggregate face amount not to exceed $175.0 million. Proceeds from the borrowings under the Revolving Credit Facility may be used for general corporate purposes of the Company and its subsidiaries in the ordinary course of business. Availability of the revolver under the Revolving Credit Facility will terminate on August 10, 2030 and all amounts outstanding under the Revolving Credit Facility must be repaid by August 10, 2031 (other

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
than with respect to outstanding loans to certain lenders in the amount of $77.7 million which mature on June 28, 2027) pursuant to an amortization schedule.
Loans under the Revolving Credit Facility with respect to outstanding loans to certain lenders in the amount of $77.7 million bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by Citi, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.5% and (c) one month adjusted Term SOFR plus 1% per annum) plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 0.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.875%, and (y) for all other loans, the applicable benchmark rate for the related interest period for such borrowing plus (A) if the gross borrowing base is equal to or greater than 1.6 times the combined revolving debt amount, 1.75%, or (B) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.875%. All other loans under the Revolving Credit Facility bear interest at a per annum rate equal to, (x) for loans for which the Company elects the base rate option, the “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by Citi, (b) the sum of (i) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System plus (ii) 0.5% and (c) one month adjusted Term SOFR plus 1% per annum) plus (A) if the gross borrowing base is equal to or greater than 2.0 times the combined revolving debt amount, 0.525%, (B) if the gross borrowing base is less than 2.0 times and is equal to or greater than 1.6 times the combined revolving debt amount, 0.650%, or (C) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 0.775%, and (y) for all other loans, the applicable benchmark rate for the related interest period for such borrowing plus (A) if the gross borrowing base is equal to or greater than 2.0 times the combined revolving debt amount, 1.525%, (B) if the gross borrowing base is less than 2.0 times and is equal to or greater than 1.6 times the combined revolving debt amount, 1.650%, or (C) if the gross borrowing base is less than 1.6 times the combined revolving debt amount, 1.775%. The Company will pay an unused fee of 0.325% per annum on the daily unused amount of the revolver commitments. The Company pays letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued under the Revolving Credit Facility.
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
As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the Revolving Credit Facility.
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
As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of each of the Unsecured Notes.
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
The 2026 Notes matured on January 15, 2026, and were paid off consistent with the terms of the 2026 Notes Indenture.
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
The New 2026 Notes matured on September 16, 2026 and were paid off consistent with the terms of the New 2026 Notes Indenture.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following table presents information on the secured notes issued and the secured loans incurred in the 2024-1 Debt Securitization:

		September 30, 2026
Description	Type	Principal Outstanding	Interest Rate	Credit Rating
Class A Notes (2)	Senior Secured Floating Rate	$—	SOFR + 1.51%	Aaa
Class A-L Loans (2)	Senior Secured Floating Rate	412,500	SOFR + 1.51%	Aaa
Class B Notes	Senior Secured Floating Rate	45,000	SOFR + 1.78%	Aa2
Class C Notes (1)	Mezzanine Secured Deferrable Floating Rate	52,500	SOFR + 2.00%	A1
Total Secured Notes		510,000
Subordinated Notes (1)	Subordinated	236,770	None	Not Rated
Total 2024-1 Notes		$746,770	None
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

	September 30, 2026	December 31, 2025
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments	$741,308	$727,232
Total investments at fair value	741,308	727,232
Cash and cash equivalents (restricted cash of $38,800 and $89,406, respectively)	38,800	89,406
Interest receivable from non-controlled/non-affiliated investments	6,351	9,291
Total assets	$786,459	$825,929

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

	September 30, 2026	December 31, 2025
LIABILITIES
Debt (net of unamortized debt issuance costs of $2,059 and $2,212, respectively)	$455,441	$455,288
Interest payable	4,885	5,029
Total liabilities	$460,326	$460,317
The Company’s outstanding debt obligations were as follows:

	September 30, 2026
	Aggregate Principal Committed	Outstanding Principal	Carrying Value (net of unamortized issuance costs, premiums and discounts)	Unamortized Debt Issuance Costs (including premiums and discounts)	Unused Portion (1)	Amount Available (2)
Breckenridge Funding Facility	$1,175,000	$445,850	$445,850	$—	$729,150	$729,150
Big Sky Funding Facility	800,000	482,400	482,400	—	317,600	317,600
BXSL 2025-1 Facility	400,000	40,700	40,700	—	359,300	259,800
Revolving Credit Facility(3)	2,452,723	1,301,542	1,301,542	—	1,151,181	1,149,047
2027 Notes	650,000	650,000	648,968	1,032	—	—
2028 Notes	650,000	650,000	646,242	3,758	—	—
November 2027 Notes(4)	400,000	400,000	396,998	2,284	—	—
April 2028 Notes(4)	700,000	700,000	686,352	4,106	—	—
June 2030 Notes(4)	500,000	500,000	474,927	7,936	—	—
January 2031 Notes(4)	500,000	500,000	465,736	7,360	—	—
September 2029 Notes(4)	400,000	400,000	378,453	4,994	—	—
May 2031 Notes(4)	650,000	650,000	612,417	12,941	—	—
2024-1 Notes	457,500	457,500	455,441	2,059	—	—
Total	$9,735,223	$7,177,992	$7,036,026	$46,470	$2,557,231	$2,455,597
(1)The unused portion is the amount upon which commitment fees, if any, are based.
(2)The amount available reflects any limitations related to each respective credit facility’s borrowing base.
(3)Under the Revolving Credit Facility, the Company may borrow in USD or certain other permitted currencies. As of September 30, 2026, the Company had non-USD borrowings denominated in the following currencies:
•CAD 35.0 million
•EUR 369.4 million
•GBP 293.8 million
•AUD 44.0 million
(4)Carrying value is inclusive of adjustment for the change in fair value of effective hedge relationship.

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
(4)Under the Revolving Credit Facility, the Company may borrow in USD or certain other permitted currencies. As of December 31, 2025, the Company had non-USD borrowings denominated in the following currencies:
•CAD 30.7 million
•EUR 417.2 million
•GBP 293.5 million
•AUD 1.0 million
(5)Carrying value is inclusive of adjustment for the change in fair value of effective hedge relationship.
The following tables summarize the contractual maturities of the Company’s outstanding principal as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Less than 1 Year	1 - 3 Years	3 - 5 Years	Greater than 5 Years	Total
SPV Financing Facilities	$—	$486,550	$482,400	$—	$968,950
Revolving Credit Facility	77,723	—	1,223,819	—	1,301,542
Unsecured Notes	650,000	2,150,000	1,650,000	—	4,450,000
Debt Securitizations	—	—	—	457,500	457,500
Total outstanding principal	$727,723	$2,636,550	$3,356,219	$457,500	$7,177,992

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
As of September 30, 2026 and December 31, 2025, interest payable included $67.1 million and $60.8 million, respectively, of interest expense and $0.2 million and $1.2 million, respectively, of unused commitment fees.
For the three and nine months ended September 30, 2026, the weighted average interest rate on all borrowings outstanding (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting) was 5.06% and 4.95%, respectively. For the three and nine months ended September 30, 2025, the weighted average interest rate on all borrowings outstanding (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting) was 4.97% and 5.00%, respectively.
For the three and nine months ended September 30, 2026, the weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) was 5.14% and 5.03%, respectively. For the three and nine months ended September 30, 2025, the weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) was 5.04% and 5.08%, respectively.
For the three and nine months ended September 30, 2026, the average principal debt outstanding was $7,536.2 million and $7,874.4 million, respectively. For the three and nine months ended September 30, 2025, the average principal debt outstanding was $7,345.8 million and $7,271.7 million, respectively.
The components of interest expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Borrowing interest expense	$90,169	$86,952	$274,743	$259,161
Facility unused fees	2,201	2,136	6,466	6,374
Amortization of deferred financing costs	1,449	1,354	4,858	4,204
Amortization of original issue discount and debt issuance costs (including premiums and discounts)	4,877	3,943	13,327	11,029
Gain (loss) from interest rate swaps accounted for as hedges and the related hedged items:
Interest rate swaps	69,514	(488)	115,691	(26,266)
Hedged items	(69,268)	794	(114,904)	25,452
Total interest expense	$98,942	$94,691	$300,181	$279,954
Cash paid for interest expense	$106,374	$113,467	$294,681	$278,653

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 8. Commitments and Contingencies
Portfolio Company Commitments
The Company’s investment portfolio contains debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2026 and December 31, 2025, the Company had unfunded commitments, including delayed draw term loans and revolvers, with an aggregate amount of $1.3 billion and $1.8 billion, respectively.
Additionally, from time to time, the Advisers and their affiliates may commit to an investment on behalf of the investment vehicles they manage, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of September 30, 2026 and December 31, 2025, the Company estimates that $10.3 million and $151.8 million, respectively, of investments were committed but not yet funded.
Other Commitments and Contingencies
From time to time, the Company may become a party to certain legal proceedings incidental to the normal course of its business. As of September 30, 2026 and December 31, 2025, management is not aware of any material pending legal proceedings.
Note 9. Net Assets
Shares Issued
The Company has the authority to issue an unlimited number of Common Shares at $0.001 per share par value.
On October 28, 2021, the Company priced its IPO, and the Common Shares began trading on the NYSE under the symbol “BXSL.”
As of September 30, 2026, the Company is party to eight separate equity distribution agreements with sales agents (“Equity Distribution Agreements”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $600.0 million of its Common Shares. Sales of Common Shares made pursuant to the Equity Distribution Agreements may be made in negotiated transactions or transactions that are deemed to be “at-the-market” offerings as defined in Rule 415(a)(5) under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of the Common Shares, the Company’s capital needs, and the Company’s determination of the appropriate sources of funding to meet such needs. As of September 30, 2026, Common Shares with an aggregate sales price of $557.4 million remained available for issuance under the Equity Distribution Agreements.
No Common Shares were issued for the three and nine months ended September 30, 2026, other than those issued through the Company’s DRIP.
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
Distributions
The following table summarizes the Company’s distributions declared and payable for the nine months ended September 30, 2026 (dollars in thousands except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 25, 2026	March 31, 2026	April 24, 2026	$0.7700	$178,855
May 7, 2026	June 30, 2026	July 24, 2026	0.7700	179,142
August 6, 2026	September 30, 2026	October 23, 2026	0.7700	179,387
Total distributions			$2.3100	$537,384
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Pursuant to the DRIP, the following table summarizes the amounts and shares issued to shareholders who have not opted out of the DRIP during the nine months ended September 30, 2026 (dollars in thousands except share amounts):

Payment Date	DRIP Shares Value	DRIP Shares Issued
January 23, 2026	$8,114	310,753
April 24, 2026	8,709	372,191
July 24, 2026	7,392	318,061
Total distributions	$24,215	1,001,005
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
For the three and nine months ended September 30, 2026, the Company did not repurchase any of its Common Shares under the 10b-18 Plan.
Note 10. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations	$116,843	$132,437	$151,575	$437,288
Weighted average shares outstanding (basic and diluted)	232,890,548	230,462,792	232,553,292	228,424,998
Earnings (loss) per common share (basic and diluted)	$0.50	$0.57	$0.65	$1.91

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 11. Financial Highlights and Senior Securities
The following are the financial highlights for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Per Share Data (1):
Net asset value, beginning of period	$26.92	$27.39
Net investment income	2.20	2.43
Net change in unrealized and realized gain (loss)	(1.55)	(0.52)
Net increase (decrease) in net assets resulting from operations	0.65	1.91
Distributions from net investment income (2)	(2.31)	(2.31)
Net increase (decrease) in net assets from capital share transactions	(0.01)	0.16
Total increase (decrease) in net assets	(1.67)	(0.24)
Net asset value, end of period	$25.25	$27.15
Market value, end of period	$23.98	$26.07
Shares outstanding, end of period	232,970,063	230,957,158
Total return based on NAV (3)	3.4%	7.4%
Total return based on market value (4)	0.1%	(12.9)%
Ratios:
Ratio of net expenses to average net assets (5)	9.7%	10.6%
Ratio of net investment income to average net assets (5)	11.2%	11.7%
Portfolio turnover rate	6.5%	12.1%
Supplemental Data:
Net assets, end of period	$5,883,581	$6,269,576
Asset coverage ratio	182.0%	181.7%
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
(5)Amounts are annualized except for amounts relating to excise and other tax expense. For the nine months ended September 30, 2026 and 2025, the ratio of total operating expenses to average net assets was 9.7% and 10.6%, respectively.

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
The following is information about the Company’s senior securities as of the dates indicated in the table below:

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Subscription Facility
September 30, 2026	$—	$—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	119,752	2,151	—	N/A
December 31, 2018	—	—	—	N/A
Jackson Hole Funding Facility
September 30, 2026	—	—	—	N/A
December 31, 2025	22,374	1,771	—	N/A
December 31, 2024	399,874	1,857	—	N/A
December 31, 2023	233,019	2,003	—	N/A
December 31, 2022	360,019	1,748	—	N/A
December 31, 2021	361,007	1,802	—	N/A
December 31, 2020	362,316	2,300	—	N/A
December 31, 2019	514,151	2,151	—	N/A
December 31, 2018	120,000	2,278	—	N/A
Breckenridge Funding Facility
September 30, 2026	445,850	1,820	—	N/A
December 31, 2025	652,550	1,771	—	N/A
December 31, 2024	649,350	1,857	—	N/A
December 31, 2023	741,700	2,003	—	N/A
December 31, 2022	825,000	1,748	—	N/A
December 31, 2021	568,680	1,802	—	N/A
December 31, 2020	569,000	2,300	—	N/A
December 31, 2019	820,311	2,151	—	N/A
December 31, 2018	65,000	2,278	—	N/A
Big Sky Funding Facility
September 30, 2026	482,400	1,820	—	N/A
December 31, 2025	585,900	1,771	—	N/A
December 31, 2024	400,000	1,857	—	N/A
December 31, 2023	480,906	2,003	—	N/A
December 31, 2022	499,606	1,748	—	N/A
December 31, 2021	499,606	1,802	—	N/A
December 31, 2020	200,346	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
BXSL 2025-1 Facility
September 30, 2026	$40,700	$1,820	—	N/A
December 31, 2025	34,800	1,771	—	N/A
December 31, 2024	—	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
Revolving Credit Facility
September 30, 2026	1,301,542	1,820	—	N/A
December 31, 2025	1,447,497	1,771	—	N/A
December 31, 2024	1,287,140	1,857	—	N/A
December 31, 2023	682,258	2,003	—	N/A
December 31, 2022	678,378	1,748	—	N/A
December 31, 2021	915,035	1,802	—	N/A
December 31, 2020	182,901	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2023 Notes
September 30, 2026	—	—	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	400,000	1,748	—	N/A
December 31, 2021	400,000	1,802	—	N/A
December 31, 2020	400,000	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2026 Notes
September 30, 2026	—	—	—	N/A
December 31, 2025	800,000	1,771	—	N/A
December 31, 2024	800,000	1,857	—	N/A
December 31, 2023	800,000	2,003	—	N/A
December 31, 2022	800,000	1,748	—	N/A
December 31, 2021	800,000	1,802	—	N/A
December 31, 2020	800,000	2,300	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
New 2026 Notes
September 30, 2026	$—	$—	—	N/A
December 31, 2025	700,000	1,771	—	N/A
December 31, 2024	700,000	1,857	—	N/A
December 31, 2023	700,000	2,003	—	N/A
December 31, 2022	700,000	1,748	—	N/A
December 31, 2021	700,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2027 Notes
September 30, 2026	650,000	1,820	—	N/A
December 31, 2025	650,000	1,771	—	N/A
December 31, 2024	650,000	1,857	—	N/A
December 31, 2023	650,000	2,003	—	N/A
December 31, 2022	650,000	1,748	—	N/A
December 31, 2021	650,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2028 Notes
September 30, 2026	650,000	1,820	—	N/A
December 31, 2025	650,000	1,771	—	N/A
December 31, 2024	650,000	1,857	—	N/A
December 31, 2023	650,000	2,003	—	N/A
December 31, 2022	650,000	1,748	—	N/A
December 31, 2021	650,000	1,802	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
November 2027 Notes
September 30, 2026	400,000	1,820	—	N/A
December 31, 2025	400,000	1,771	—	N/A
December 31, 2024	400,000	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
April 2028 Notes
September 30, 2026	$700,000	$1,820	—	N/A
December 31, 2025	700,000	1,771	—	N/A
December 31, 2024	700,000	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
June 2030 Notes
September 30, 2026	500,000	1,820	—	N/A
December 31, 2025	500,000	1,771	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
January 2031 Notes
September 30, 2026	500,000	1,820	—	N/A
December 31, 2025	500,000	1,771	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
September 2029 Notes
September 30, 2026	400,000	1,820	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)

Class and Period	Total Amount Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
May 2031 Notes
September 30, 2026	$650,000	$1,820	—	N/A
December 31, 2025	—	—	—	N/A
December 31, 2024	—	—	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
2024-1 Notes
September 30, 2026	457,500	1,820	—	N/A
December 31, 2025	457,500	1,771	—	N/A
December 31, 2024	457,500	1,857	—	N/A
December 31, 2023	—	—	—	N/A
December 31, 2022	—	—	—	N/A
December 31, 2021	—	—	—	N/A
December 31, 2020	—	—	—	N/A
December 31, 2019	—	—	—	N/A
December 31, 2018	—	—	—	N/A
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
As of September 30, 2026 and December 31, 2025, the aggregate principal amount of indebtedness outstanding was $7.2 billion and $8.1 billion, respectively.
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

Blackstone Secured Lending Fund
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(in thousands, except share amounts, per share data, percentages and as otherwise noted)
Note 13. Subsequent Events
The Company’s management evaluated subsequent events through the date of issuance of the condensed consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the condensed consolidated financial statements as of September 30, 2026, except as discussed below.
Fourth Quarter 2026 Distribution Declaration
On November 4, 2026, the Board declared a distribution of $0.77 per share to shareholders of record as of December 31, 2026, which is payable on or about January 22, 2027.
First Quarter 2027 Distribution Declaration
On November 4, 2026, the Board declared a distribution of $0.60 per share to shareholders of record as of March 31, 2027, which is payable on or about April 23, 2027.

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
From time to time, the Advisers, the Administrators or their respective affiliates may pay third-party providers of goods or services on our behalf. We will reimburse the Adviser, the Administrator or such affiliates thereof, the Adviser will reimburse the Sub-Adviser, the Administrator or such affiliates thereof, and the Administrator will reimburse the Sub-Administrator or such affiliates thereof, in each case, for any such amounts. From time to time, the Advisers or the Administrators may defer or waive fees or rights to be reimbursed. Pursuant to the Administration Agreement, the Company’s allocable portion of the Administrator’s rent and other occupancy costs are expenses of the Company. However, the Administrator and the Prior Administrator have not historically, and the Administrator does not currently, calculate the amount of rent and other occupancy costs allocable to the Company and the Administrator and Prior Administrator have not indicated an intention to seek reimbursement from the Company for such costs. Thus, the Company, the Administrator and the Prior Administrator, as applicable, treat any such rights to any reimbursement for rent and other occupancy costs for prior periods as having been waived pursuant to the terms of the Administration Agreement and the Prior Administration Agreement, as applicable, including for the three and nine months ended September 30, 2026 and 2025. Additionally, since the Company, the Administrator and the Prior Administrator treat any such right to reimbursement for rent and occupancy costs as having been waived pursuant to the terms of the Administration Agreement and the Prior Administration Agreement, as applicable, the Administrator and the Prior Administrator cannot recoup any such expenses. However, in future periods, the Administrator may choose to establish an allocation methodology to calculate these costs and seek reimbursement from the Company, in which case the Company will accrue and reimburse the Administrator for such costs for that period. All of the foregoing expenses will ultimately be borne by our shareholders.
Costs and expenses of the Administrators and the Advisers that are eligible for reimbursement by us will be reasonably allocated on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator in accordance with policies adopted by the Board.

Portfolio and Investment Activity
For the three months ended September 30, 2026, we made $188.0 million aggregate principal amount of new investment commitments (including $52.0 million of which remained unfunded as of September 30, 2026), $180.4 million of which was first lien debt, less than $0.1 million of which was unsecured debt and $7.6 million of which was equity.
Our investment activity is presented below (information presented herein is at amortized cost unless otherwise indicated) (dollar amounts in thousands):

	As of and for the three months ended September 30,
	2026	2025
Investments:
Total investments, beginning of period	$13,856,590	$13,327,359
New investments purchased	248,378	1,007,471
Payment-in-kind interest capitalized	18,776	30,423
Net accretion of discount on investments	12,298	13,450
Net realized security and foreign currency gain (loss) on investments	(234,296)	(9,270)
Investments sold or repaid	(651,626)	(436,736)
Total investments, end of period	$13,250,120	$13,932,697
Amount of investments funded at principal:
First lien debt	$242,315	$903,250
Second lien debt	—	103,226
Unsecured debt	11	—
Equity	7,613	995
Total	$249,939	$1,007,471
Proceeds from investments sold or repaid:
First lien debt	$(643,625)	$(435,034)
Second lien debt	(779)	(196)
Unsecured debt	(11)	—
Equity	(7,211)	(1,506)
Total	$(651,626)	$(436,736)

Number of new investments in new portfolio companies	5	22
Average new investment commitment amount	$20,828	$32,499
Weighted average yield of new investments	8.9%	9.3%
Weighted average yield on investments fully sold or paid down	8.7%	9.9%

	September 30, 2026	December 31, 2025
Number of portfolio companies	306	316
Weighted average yield on performing debt and income producing investments, at amortized cost (1)(2)	9.4%	9.5%
Weighted average yield on performing debt and income producing investments, at fair value (1)(2)	9.6%	9.6%
Average loan-to-value (LTV) (3)	49.2%	50.5%
Percentage of performing debt investments bearing a floating rate (4)	99.2%	99.6%
Percentage of performing debt investments bearing a fixed rate (4)	0.8%	0.4%
Percentage of assets on non-accrual, at amortized cost (5)	2.8%	0.6%
Percentage of assets on non-accrual, at fair value (5)	2.1%	0.5%
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

(2)As of September 30, 2026 and December 31, 2025, the weighted average total portfolio yield at amortized cost was 9.0% and 9.4%, respectively. As of September 30, 2026 and December 31, 2025, the weighted average total portfolio yield at fair value was 9.2% and 9.5%, respectively.
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
(4)As a percentage of total fair value of performing debt investments. As of September 30, 2026 and December 31, 2025, performing debt investments bearing a floating rate represented 95.1% and 98.4%, respectively, of total investments at fair value.
(5)As a percentage of total amortized cost or fair value of investments.
As of September 30, 2026 and September 30, 2025, our portfolio companies had a weighted average annual revenue of $873 million and $853 million, respectively, and weighted average annual EBITDA of $222 million and $221 million, respectively. These calculations include all private debt investments for which fair value is determined by the Board in conjunction with a third-party valuation firm and excludes quoted investments and asset-based investments. Amounts are weighted based on the fair market value of each respective investment. Amounts were derived from the most recently available portfolio company financial statements, have not been independently verified by us, and may reflect a normalized or adjusted amount. Accordingly, we make no representation or warranty in respect of this information.
For additional information on our investments, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 4. Investments.”
Results of Operations
The following table represents the operating results (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total investment income	$315,181	$358,557	$961,120	$1,061,125
Total expenses before tax expense	153,720	164,851	438,454	494,754
Net investment income before tax expense	161,461	193,706	522,666	566,371
Excise and other tax expense	3,325	4,232	11,830	12,199
Net investment income after tax expense	158,136	189,474	510,836	554,172
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	190,061	(36,323)	(101,336)	(91,497)
Net realized gain (loss), net of tax expense	(231,354)	(20,714)	(257,925)	(25,387)
Net increase (decrease) in net assets resulting from operations	$116,843	$132,437	$151,575	$437,288
Net increase (decrease) in net assets resulting from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation on the investment portfolio. As a result, comparisons may not be meaningful.
Investment Income
Investment income was as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$296,673	$327,952	$897,705	$984,721
Payment-in-kind interest income	18,194	29,519	60,821	73,045
Dividend income	7	801	27	850
Other income	307	285	2,567	2,509
Total investment income	$315,181	$358,557	$961,120	$1,061,125

Total investment income decreased to $315.2 million for the three months ended September 30, 2026, a decrease of $43.4 million, or 12%, compared to the same period in the prior year. The decrease was primarily attributable to a lower weighted average yield on the portfolio and a decrease in average investments. Average investments at fair value decreased by 3% to $13,155.3 million for the three months ended September 30, 2026, compared to $13,531.2 million for the three months ended September 30, 2025.
Total investment income decreased to $961.1 million for the nine months ended September 30, 2026, a decrease of $100.0 million, or 9%, compared to the same period in the prior year. The decrease was primarily attributable to a lower weighted average yield on the portfolio, partially offset by an increase in the average investments. Average investments at fair value increased by 3% to $13,615.0 million for the nine months ended September 30, 2026, compared to $13,247.3 million for the nine months ended September 30, 2025.
Additionally, for the three months ended September 30, 2026, we recorded $5.3 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.), compared to $6.2 million for the same period in the prior year, primarily due to decreased prepayments. For the nine months ended September 30, 2026, we recorded $12.1 million of non-recurring interest income (e.g., prepayment premiums, accelerated accretion of upfront loan origination fees and unamortized discounts, etc.), compared to $20.8 million for the same period in the prior year, primarily due to decreased prepayments.
For the three months ended September 30, 2026 and 2025, Payment-in-kind (“PIK”) interest income represented 5.8% and 8.2% of total investment income, respectively, and 11.5% and 15.6% of net investment income, respectively. For the nine months ended September 30, 2026 and 2025, PIK interest income represented 6.3% and 6.9% of total investment income, respectively, and 11.9% and 13.2% of net investment income, respectively. We expect that PIK interest income will vary based on the elections of certain borrowers.
We expect that investment income will vary based on a variety of factors including the pace of our originations, repayments, and changes in interest rates.
Elevated interest rates continued to favorably impact our investment income for the three and nine months ended September 30, 2026. Despite gradual decreases in interest rates during 2025, inflation has remained above the U.S. Federal Reserve’s target level, and interest rates remain elevated. Following three consecutive rate cuts in 2025, the U.S. Federal Reserve raised interest rates in September 2026 and noted, among other matters, that inflation remained elevated. Future increases in benchmark interest rates and the resulting impacts to cost of capital have the potential to negatively impact the free cash flow and credit quality of certain borrowers which could impact their ability to make principal and interest payments. Conversely, future decreases in benchmark interest rates may adversely impact our investment income. If such interest rate fluctuations occur concurrently with a period of economic weakness or a slowdown in growth, our borrowers’ and our portfolio performance may be negatively impacted. Further, significant market dislocation as a result of changing economic conditions could limit the liquidity of certain assets traded in the credit markets, and this could impact our ability to sell such assets at attractive prices or in a timely manner.

Expenses
Expenses were as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$98,942	$94,691	$300,181	$279,954
Management fees	33,788	34,959	105,436	103,860
Income based incentive fees	16,835	31,254	20,818	100,273
Capital gains based incentive fees	—	—	—	—
Professional fees	1,114	1,402	3,374	3,530
Board of Trustees’ fees	310	282	911	881
Administrative service expenses	1,167	766	3,349	2,476
Other general and administrative expenses	1,564	1,497	4,385	3,780
Total expenses before tax expense	153,720	164,851	438,454	494,754
Net investment income before tax expense	161,461	193,706	522,666	566,371
Excise and other tax expense	3,325	4,232	11,830	12,199
Net investment income after tax expense	$158,136	$189,474	$510,836	$554,172
Interest Expense
Total interest expense increased to $98.9 million for the three months ended September 30, 2026, an increase of $4.3 million, or 4%, compared to the same period in the prior year. The increase was primarily driven by a higher average principal amount of debt outstanding and a higher weighted average interest rate on our borrowings relative to the same period in the prior year.
The average principal amount of debt outstanding increased to $7,536.2 million for the three months ended September 30, 2026, from $7,345.8 million for the same period in the prior year.
Our weighted average interest rate (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting and excluding amortization of deferred financing costs) increased to 5.06% for the three months ended September 30, 2026, from 4.97% for the same period in the prior year. Our weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) increased to 5.14% for the three months ended September 30, 2026, from 5.04% for the same period in the prior year.
Total interest expense increased to $300.2 million for the nine months ended September 30, 2026, an increase of $20.2 million, or 7%, compared to the same period in the prior year. The increase was primarily driven by a higher average principal amount of debt outstanding, partially offset by a lower weighted average interest rate on our borrowings relative to the same period in the prior year.
The average principal amount of debt outstanding increased to $7,874.4 million for the nine months ended September 30, 2026, from $7,271.7 million for the same period in the prior year.
Our weighted average interest rate (including unused fees, amortization of debt issuance costs (including premiums and discounts), and the impact of the application of hedge accounting and excluding amortization of deferred financing costs) decreased to 4.95% for the nine months ended September 30, 2026, from 5.00% for the same period in the prior year. Our weighted average all-in cost of debt (including unused fees, amortization of debt issuance costs (including premiums and discounts), amortization of deferred financing costs, and the impact of the application of hedge accounting) decreased to 5.03% for the nine months ended September 30, 2026, from 5.08% for the same period in the prior year.

Management Fees
Management fees decreased to $33.8 million for the three months ended September 30, 2026, a decrease of $1.2 million, or 3%, compared to the same period in the prior year, primarily due to a decrease in average quarter-end gross assets. For the three months ended September 30, 2026, our average quarter-end gross assets decreased to $13,515.3 million, from $13,983.6 million for the three months ended September 30, 2025.
Management fees increased to $105.4 million for the nine months ended September 30, 2026, an increase of $1.6 million, or 2%, compared to the same period in the prior year, primarily due to an increase in average quarter-end gross assets. For the nine months ended September 30, 2026, our average quarter-end gross assets increased to $14,030.9 million from $13,852.1 million for the nine months ended September 30, 2025.
Income Based Incentive Fees
Income based incentive fees decreased to $16.8 million for the three months ended September 30, 2026, a decrease of $14.4 million, or 46%, compared to the same period in the prior year, primarily due to lower pre-incentive fee net investment income and to the Incentive Fee Cap, which limits the total incentive fee payable to the Adviser for the three months ended September 30, 2026. Pre-incentive fee net investment income decreased to $175.0 million for the three months ended September 30, 2026 from $220.7 million for the three months ended September 30, 2025.
Income based incentive fees decreased to $20.8 million for the nine months ended September 30, 2026, a decrease of $79.5 million, or 79%, compared to the same period in the prior year, primarily due to lower pre-incentive fee net investment income and to the Incentive Fee Cap, which limits the total incentive fee payable to the Adviser for the nine months ended September 30, 2026. Pre-incentive fee net investment income decreased to $531.7 million for the nine months ended September 30, 2026 from $654.4 million for the nine months ended September 30, 2025.
See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements —Note 3. Agreements and Related Party Transactions” for further information on the Advisory Agreements.
Capital Gains Based Incentive Fees
We accrued no capital gains-based incentive fees for the three and nine months ended September 30, 2026 and 2025.
The accrual for any capital gains-based incentive fee under GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual.
Other Expenses
Total other expenses increased to $4.2 million for the three months ended September 30, 2026, an increase of $0.2 million or 5%, compared to the same period in the prior year. This was primarily due to an increase in Other general and administrative expenses.
Total other expenses increased to $12.0 million for the nine months ended September 30, 2026, an increase of $1.4 million or 13%, compared to the same period in the prior year. This was primarily due to increases in Other general and administrative expenses and Administrative service expenses.
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
For the three months ended September 30, 2026 and 2025, we accrued $3.3 million and $4.2 million, respectively, of U.S. federal excise tax.
For the nine months ended September 30, 2026 and 2025, we accrued $11.8 million and $12.2 million, respectively, of U.S. federal excise tax.
BGSL Investments LLC (“BGSL Investments”), a wholly-owned and consolidated subsidiary that was formed in 2019, is a Delaware limited liability company which has elected to be treated as a corporation for U.S. tax purposes. As such, BGSL Investments is subject to certain U.S. federal, state and local taxes. For the three months ended September 30, 2026 and 2025, BGSL Investments recorded an income tax provision of $2.2 million and $0.1 million, respectively. For the nine months ended September 30, 2026 and 2025, BGSL Investments recorded an income tax provision of $2.9 million and $1.9 million, respectively.
As of September 30, 2026 and 2025, BGSL Investments recorded a deferred tax liability of $6.9 million and $3.5 million, respectively, which is included within Accrued expenses and other liabilities in the Condensed Consolidated Statements of Assets and Liabilities.
For the three and nine months ended September 30, 2026, BGSL Investments recorded a current tax expense of $0.6 million and $0.8 million, respectively, which was substantially related to realized gains associated with the sales of investments in partnership interests and is included in the current tax expense on realized gains in the Condensed Consolidated Statements of Operations.
For the three and nine months ended September 30, 2025, BGSL Investments recorded a current tax benefit of $0.1 million and a current tax expense of $0.6 million, respectively, which was substantially related to realized gains associated with the sale of an investment in a partnership interest and is included in the current tax expense on realized gains in the Condensed Consolidated Statements of Operations.

Net Unrealized Gain (Loss)
Net change in unrealized gain (loss) was comprised of the following (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net change in unrealized gain (loss) on investments	$191,580	$(40,133)	$(99,414)	$(89,206)
Net change in unrealized gain (loss) on derivative instruments	740	3,506	1,906	(1,541)
Net change in unrealized gain (loss) on translation of assets and liabilities in foreign currencies	(63)	405	(946)	1,125
Income tax (provision) benefit	(2,196)	(101)	(2,882)	(1,875)
Net change in unrealized appreciation (depreciation), net of income tax (provision) benefit	$190,061	$(36,323)	$(101,336)	$(91,497)
For the three months ended September 30, 2026, the net change in unrealized appreciation, net of income tax provision, was $190.1 million, compared to $36.3 million net change in unrealized depreciation for the same period in the prior year. The net change in unrealized appreciation was primarily driven by the realization and reversal of previously recorded unrealized losses primarily related to the restructuring of investments in Medallia, Inc. This was partially offset by unrealized losses on investments during the period driven primarily by changes in certain portfolio company fundamentals and broader market conditions.
In addition, we recorded net unrealized gains of $0.7 million on derivative instruments, primarily resulting from fluctuations in the CAD and EUR exchange rates vs. USD.
For the nine months ended September 30, 2026, the net change in unrealized depreciation, net of income tax provision, was $101.3 million, compared to $91.5 million for the same period in the prior year. The net change in unrealized depreciation was primarily driven by net unrealized losses on investments during the period of $99.4 million, as a result of changes in certain portfolio company fundamentals and broader market conditions. This was partially offset by the realization and reversal of previously recorded unrealized losses primarily related to the restructuring of investments in Medallia, Inc.
In addition, we recorded net unrealized gains of $1.9 million on derivative instruments, primarily resulting from fluctuations in the CAD, SEK and EUR exchange rates vs. USD, partially offset by net unrealized losses of $0.9 million on translation of assets and liabilities in foreign currencies, primarily attributable to fluctuations in the EUR and GBP exchange rates vs. USD.
Net Realized Gain (Loss)
The realized gains and losses on fully exited and partially exited investments comprised of the following (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net realized gain (loss) on investments	$(234,905)	$(9,270)	$(275,192)	$(1,977)
Net realized gain (loss) on derivative instruments	281	(53)	5,678	(9,780)
Net realized gain (loss) on foreign currency transactions	3,893	(11,558)	12,359	(13,085)
Current tax expense on realized gains	(623)	167	(770)	(545)
Net realized gain (loss), net of tax expense	$(231,354)	$(20,714)	$(257,925)	$(25,387)

For the three months ended September 30, 2026, the net realized loss, net of tax expense, was $231.4 million, compared to $20.7 million for the same period in the prior year. The increase in net realized loss was primarily driven by net realized losses on investments of $234.9 million for the three months ended September 30, 2026, compared to $9.3 million for the same period in the prior year, primarily attributable to the restructuring of debt investments, predominately related to the realization of losses on the investments in Medallia, Inc., and full or partial sales of investments.
Partially offsetting these losses were realized gains of $3.9 million on foreign currency transactions, which were primarily driven by fluctuations in the EUR and SEK exchange rates vs. USD.
For the nine months ended September 30, 2026, the net realized loss, net of tax expense, was $257.9 million, compared to $25.4 million for the same period in the prior year. The increase in net realized loss was primarily driven by realized losses on investments of $275.2 million for the nine months ended September 30, 2026, compared to $2.0 million for the same period in the prior year, primarily attributable to the restructuring of debt investments, predominately related to the realization of losses on the investments in Medallia, Inc., and full or partial sales of investments.
Partially offsetting these losses were net realized gains of $12.4 million and $5.7 million on foreign currency transactions and derivative instruments, respectively. The net realized gains on foreign currency transactions were primarily driven by fluctuations in the EUR, SEK and GBP exchange rates vs. USD and the net realized gains on derivative instruments were primarily a result of the settlement of foreign currency derivative transactions, mainly USD vs. EUR and CAD forwards.
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
As of September 30, 2026 and December 31, 2025, our debt consisted of asset based leverage facilities, a revolving credit facility, unsecured note issuances and debt securitizations. We have and will continue to, from time to time, enter into additional credit facilities, increase the size of our existing credit facilities or issue further debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. As of September 30, 2026 and December 31, 2025, we had an aggregate amount of $7.2 billion and $8.1 billion of senior securities outstanding, respectively, and our asset coverage ratio was 182.0% and 177.1%, respectively. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage. Further, we maintain sufficient borrowing capacity within the 150% asset coverage limitation to cover any outstanding unfunded commitments we expect to be required to fund. From time to time we may also repurchase our outstanding debt. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.
Cash and cash equivalents (excluding restricted cash) of $103.7 million as of September 30, 2026, taken together with our $2.6 billion of unused capacity under our credit facilities (subject to borrowing base availability, $2.5 billion is available to borrow) is expected to be sufficient for our investing activities and to conduct our operations in the near term. Additionally, we held $77.9 million of Level 2 investments as of September 30, 2026.

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
As of September 30, 2026, we had $142.5 million in cash and cash equivalents (including restricted cash). During the nine months ended September 30, 2026, cash provided by operating activities was $1.3 billion, primarily due to proceeds from sales of investments and principal repayments of $1.9 billion and the adjustment for net realized losses on investments to net assets resulting from operations of $275.2 million, partially offset by purchases of investments of $885.0 million. Cash used in financing activities was $1.4 billion during the period, which was primarily as a result of net repayments on debt of $913.5 million and dividends paid in cash of $512.4 million.
Equity
We also access liquidity through our “at-the-market” offering program (the “ATM Program”), pursuant to which we may sell, from time to time, additional Common Shares. No Common Shares were issued for the nine months ended September 30, 2026, other than those issued through the Company's dividend reinvestment plan (the “DRIP”). As of September 30, 2026, $557.4 million of Common Shares were available for issuance under the ATM Program.
For additional information on our ATM Program, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements —Note 9. Net Assets.”
Distributions
The following table summarizes our distributions declared and payable for the nine months ended September 30, 2026 (dollar amounts in thousands, except per share amounts):

Date Declared	Record Date	Payment Date	Per Share Amount	Total Amount
February 25, 2026	March 31, 2026	April 24, 2026	$0.7700	$178,855
May 7, 2026	June 30, 2026	July 24, 2026	0.7700	179,142
August 6, 2026	September 30, 2026	October 23, 2026	0.7700	179,387
Total distributions			$2.3100	$537,384
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

For the three and nine months ended September 30, 2026, the Company did not repurchase any of its Common Shares under the 10b-18 Plan.
For additional information on our share repurchase plan, see “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements —Note 9. Net Assets.”
Borrowings
As of September 30, 2026 and December 31, 2025, we had an aggregate principal amount of $7.2 billion and $8.1 billion, respectively, of debt outstanding.
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
Off-Balance Sheet Arrangements
Portfolio Company Commitments
Our investment portfolio contains and is expected to continue to contain debt investments which are in the form of lines of credit or delayed draw commitments, which require us to provide funding when requested by portfolio companies in accordance with underlying loan agreements. As of September 30, 2026 and December 31, 2025, we had unfunded commitments, including delayed draw term loans and revolvers with an aggregate principal amount of $1.3 billion and $1.8 billion, respectively.
Additionally, from time to time, the Advisers and their affiliates may commit to an investment on behalf of the investment vehicles they manage, including the Company. Certain terms of these investments are not finalized at the time of the commitment and each respective investment vehicle’s allocation may change prior to the date of funding. In this regard, as of September 30, 2026 and December 31, 2025, we estimate that $10.3 million and $151.8 million, respectively, of investments were committed but not yet funded.
Other Commitments and Contingencies
From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2026, management is not aware of any material pending legal proceedings.
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

See “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements—Note 3. Agreements and Related Party Transactions.”
Recent Developments
Macroeconomic Environment
The nine months ended September 30, 2026 were characterized by volatility and uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, and ongoing political and regulatory uncertainty, as well as continued geopolitical instability stemming from the conflicts in Ukraine and Iran and escalating conflicts in other parts of the Middle East.
Overall, the U.S. economy has remained resilient, driven in part by momentum from artificial intelligence and energy-related capital expenditures. Nevertheless, inflation has remained above the U.S. Federal Reserve’s target level and interest rates remain elevated relative to the interest rate environment prior to the inflationary spike in 2022-2023. Following three consecutive rate cuts in 2025, the U.S. Federal Reserve raised interest rates in September 2026 and noted, among other matters, that inflation remained elevated. While our business model benefits from elevated interest rates which, all else being equal, correlate to increases in our net income, higher borrowing costs may strain our existing portfolio companies, potentially leading to nonperformance. Rising interest rates can dampen consumer spending and slow corporate profit growth, negatively impacting our portfolio companies, particularly those vulnerable to economic downturns or recessions. Interest rates hikes could lead to a rise in non-performing assets and decline in portfolio value if investment write-downs become necessary. Additionally, adverse economic conditions may erode the value of collateral securing some of our loans and reduce the value of our equity investments. It remains difficult to predict the full impact of recent and any future changes with respect to interest rates or inflation.
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
As of September 30, 2026, 99.2% of our performing debt investments based on fair value in our portfolio were at floating rates. Based on our Condensed Consolidated Statements of Assets and Liabilities as of September 30, 2026, the following table shows the annualized impact on net income of hypothetical base rate changes in interest rates (considering interest rate floors and ceilings for floating rate instruments assuming no changes in our investment and borrowing structure) (dollar amounts in thousands):

	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$379,020	$(79,415)	$299,605
Up 200 basis points	252,681	(52,944)	199,737
Up 100 basis points	126,340	(26,472)	99,868
Down 100 basis points	(126,340)	26,472	(99,868)
Down 200 basis points	(252,461)	52,944	(199,517)
Down 300 basis points	(374,567)	79,415	(295,152)
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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures (a) are effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
For the three and nine months ended September 30, 2026, the Company did not repurchase any of its Common Shares under the 10b-18 Plan.
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

10.1
Amendment No. 5, dated August 10, 2026, to the Second Amended and Restated Senior Secured Credit Agreement dated June 28, 2022, by and among the Company, each of the lenders from time to time party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 12, 2026).

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

Blackstone Secured Lending Fund

Date:	November 4, 2026	/s/ Brad Marshall
Brad Marshall
Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2026	/s/ Teddy Desloge
Teddy Desloge
Chief Financial Officer
(Principal Financial Officer)